Form 10-K
period 1998-12-31
FIRST BANCORP /PR/
filed 1999-03-26
CIK 1057706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

For the fiscal year ended                                     Commission File
  December 31, 1998                                              001-14793

                                 First BanCorp.
             (Exact name of Corporation as specified in its charter)

Puerto Rico                                                      66-0561882
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1519 Ponce de Leon Avenue, Stop 23
Santurce, Puerto Rico                                              00908
(Address of principal office)                                    (Zip Code)

              Corporation's telephone number, including area code:

                                 (787) 729-8200

              Securities registered under Section 12(b) of the Act:

                         Common Stock ($1.00 par value)
                                 Title of Class

              Securities registered under Section 12(g) of the Act:

                                 Not applicable

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Corporation's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the Corporation: $558,182,136 (based on the closing sales price of $24 at March 15, 1999 for such shares). Number of shares of Common Stock outstanding as of March 15, 1999:
                                   29,145,552

                       Documents Incorporated by Reference

(1) Portions of the annual report to security holders for the fiscal year ended December 31, 1998 are incorporated by reference in Part I, II and IV; and (2) Portions of the definite proxy statement filed on March 19, 1999 are incorporated by reference in Part III and IV.

                                  FIRST BANCORP

                                    CONTENTS

PART I


      Item 1.     Business    ........................................................................   4
      Item 2.     Properties   ........................................................................ 20
      Item 3.     Legal Proceedings ................................................................... 20
      Item 4.     Submission of Matters to a Vote of
                      Security Holders ................................................................ 20

PART II

      Item 5.     Market for Corporation's Common Equity and
                      Related Stockholder Matters ..................................................... 21
      Item 6.     Selected Financial Data ............................................................. 22
      Item 7.     Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..................................22
      Item 7A.    Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................22
      Item 8.     Financial Statements and Supplementary Data ......................................... 22
      Item 9.     Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................22

PART III

      Item 10.    Directors, Executive Officers and Control
                      Persons of the Corporation  ..................................................... 23
      Item 11.    Executive Compensation ...............................................................23
      Item 12.    Security Ownership of Certain Beneficial
                      Owners and Management.............................................................23
      Item 13.    Certain Relationships and Related Transactions........................................23

PART IV

      Item 14.    Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K ............................................................. 24

SIGNATURES .............................................................................................26


PART I

Item 1.  Business

                                     GENERAL

         First BanCorp. (the Corporation) is a publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended and, accordingly, subject to the supervision and regulation by the Federal Reserve Board. The Corporation was incorporated on March 17, 1998 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank Puerto Rico (FirstBank or the Bank). As a result of this reorganization consummated on October 1st, 1998, each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank.

         Based on total assets, the Corporation is the second largest locally owned bank holding company headquartered in the Commonwealth of Puerto Rico and the third largest depository institution in Puerto Rico. The Corporation had total assets of $4.017 billion, total deposits of $1.775 billion and total tangible stockholders' equity of $270.4 million at December 31, 1998.

         The Corporation's only subsidiary, FirstBank, conducts its business through its main office located in San Juan, Puerto Rico, 38 full-service branches in Puerto Rico and two branches in the U.S. Virgin Islands of St. Thomas and St. Croix. The Bank also has nine loan origination offices focusing on personal loans and credit cards, and four loan origination offices focusing on auto loans. First chartered in 1948, FirstBank was the first savings and loan association established in Puerto Rico. It has been a stockholder-owned institution since January 1987. Effective at the close of business on October 31, 1994, FirstBank converted to a Puerto Rico chartered commercial bank. The Bank is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the Commissioner) and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). FirstBank has two subsidiaries, First Leasing and Rental Corporation, a vehicle leasing and daily rental company with six offices, and First Federal Finance Corp. D/B/A Money Express "La Financiera," a small loan company with 26 offices.

         The Corporation has distinguished itself by providing innovative marketing strategies and novel products to attract clients. Besides the branches and lending offices described above, the Corporation has offered a telephone information service called "Telebanco" since 1983. This was the first telebanking service offered in Puerto Rico. The Corporation's clients have access to an extensive ATM network with access in the U.S. Virgin Islands, the U.S. mainland and all over the world. The Corporation was the first institution in Puerto Rico to accept loan applications by fax, and was also the first banking institution in Puerto Rico with a presence on the Internet. Clients can now submit applications for some loans by way of the Corporation's web site. The Corporation was also the first in Puerto Rico to open on weekends and the first to offer in-store branches to its clients. The Corporation is committed to continue  providing  the most  efficient  and cost  effective  banking  services possible in selected products niches. Management's long term goal is to transform the Corporation into a conservatively managed, diversified financial institution in order to position itself to deliver superior financial performance.

         The information under the caption "1998: the Year in Review" on pages 12 to 15 and the information under Note 34 - Segment Information on pages 67 to 69 of the Corporation's annual report to security holders for the year ended December 31, 1998 is incorporated herein by reference.

                           SUPERVISION AND REGULATION

         Bank Holding Company Activities and Other Limitations. The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding CompanyAct, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.

         A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking, managing or controlling corporations. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any company if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the company in question are so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto.

         Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. FirstBank is currently the only depository institution subsidiary of the Corporation.

         State Chartered Non-Member Bank. FirstBank is subject to extensive regulation and examination by the Commissioner and the FDIC, and subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing and availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         Dividend Restrictions. The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations (i.e., that dividends may be paid out only from the Corporation's net assets in excess of capital or in the absence of such excess, from the Corporation's net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that provides that bank holding companies should generally pay dividends only out of current operating earnings.

         At present, the principal source of funds for the Corporation is dividends from FirstBank. The ability of FirsBank to pay dividends on its common stock is restricted by the Banking Law (as defined herein), the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank's capital account. The Puerto Rico Banking Law provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.

         In general terms, the Federal Deposit Insurance Act and the FDIC regulations restrict the payment of dividend when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

         Limitations on Transactions with Affiliates. Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution's loans to one borrower limit, generally equal to 15% of the institution's unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without a supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. At December 31, 1998, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

         FDIC Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered non-member banks like the Bank. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and generally allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

         The FDIC's capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. At December 31, 1998, the Bank exceeded each of its capital requirements and was a well-capitalized institution as defined in the FDIC regulations.

         Activities and Investments. The activities and equity investments of FDIC-insured, state-chartered banks such as the Bank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investments of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activity would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

         Puerto Rico Banking Law. As a commercial bank organized under the laws of Commonwealth, FirstBank is subject to supervision, examination and regulation by the Commissioner pursuant to the Puerto Rico Banking Law of 1933, as amended (the Banking Law). The Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, lending limitations, capital requirements, investment requirements and other aspects of the Bank and its affairs. In addition, the Commissioner is given extensive rule making power and administrative discretion under the Banking Law.

         The Banking Law authorizes Puerto Rico commercial banks to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and operating a small loan company.

         The Banking Law requires every bank to maintain a legal reserve which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received, and (3) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection.

         The Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of paid-in capital and reserve fund of the commercial bank. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the commercial bank, plus its reserve fund. There are no restrictions under the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of

     Puerto  Rico,  or  by  bonds,  not  in  default,   of   municipalities   or
instrumentalities of the Commonwealth of Puerto Rico.

         The Banking Law also prohibits Puerto Rico commercial banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is made pursuant to a stock repurchase program approved by the Commissioner or is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the Puerto Rico commercial bank must be sold by the bank in a public or private sale within one year from the date of purchase.

         The Banking Law provides that no officers, directors, agents or employees of a Puerto Rico commercial bank may serve or discharge a position of officer, director, agent or employee of another Puerto Rico commercial bank, financial company, savings and loan association, trust company, company engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to the subsidiaries of a Puerto Rico commercial bank.

         The Banking Law requires that Puerto Rico commercial banks strike each year a general balance of their operations, and to submit such balance for approval to a regular general meeting of stockholders, together with an explanatory report thereon. The Banking Law also requires that at least ten percent (10%) of the yearly net income of a Puerto Rico commercial bank be credited annually, to a reserve fund. This apportionment is required to be done every year until such reserve fund shall be equal to the total paid in capital of the bank.

         The Banking Law also provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to twenty percent (20%) of the original capital.

         The Finance Board, which is composed of the Commissioner, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Housing Bank, the President of the Government Development Bank of Puerto Rico, and three public interest representatives, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. The Finance Board also has authority to regulate the maximum finance charges on retail installment sales contracts, which are currently set at 21%, and for credit card purchases, which are currently set at 26%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

                           MARKET AREA AND COMPETITION

         Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. At December 31, 1998, Puerto Rico had 17 banking institutions with a total of approximately $43 billion in assets according to industry statistics published by the Commissioner. The Corporation ranked third based on total assets at December 31, 1998. The other largest banks in order of size were Banco Popular de Puerto Rico and Banco Santander Puerto Rico. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions on the United States mainland.

         In addition, the Corporation competes with brokerage firms with retail operations, credit unions, cooperatives, small loan companies and mortgage banks in Puerto Rico.

         The Corporation encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. The Corporation competes for loans with other financial institutions, some of which are larger and have available resources greater than those of the Corporation. There can be no assurance that in the future the Corporation will be able to continue to increase its deposit base or originate loans in the manner or on the terms on which it has done so in the past.

         Management believes that the Corporation has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive features, by pricing its products at competitive interest rates and by offering convenient branch locations and emphasizing the quality of its service. The Corporation's ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt credit decisions.

                               FINANCIAL CONDITION

         The Corporation's total assets at December 31, 1998 amounted to $4,017.4 million, $690.0 million over the $3,327.4 million at December 31, 1997. The increase in total assets was mainly the result of an increase in total investments of $523.6 million plus an increase of $150.6 million in loans receivable (net of the allowance for loan losses) and loans held for sale.

         The Corporation's  principal funding sources are branch-based deposits,
institutional   deposits,   federal  funds  purchased,   securities  sold  under
agreements to repurchase, and notes.

         The following table presents an average balance sheet as of the dates indicated:

                                                                            December 31,
                                                            1998             1997                1996
                                                        -----------------------------------------------
Assets                                                                   (In thousands)
Interest earning assets:
    Deposits at Bank and other
      short term investments                          $      40,766        $    67,969       $    36,883
    Government obligations                                  319,777            404,517           405,221
    Mortgage backed securities                            1,032,632            428,804           255,926
    Other investment                                          1,150                519             3,920
    FHLB stock                                               10,252             10,150            11,701
    Consumer loans                                        1,032,704          1,090,991           985,554
    Real estate loans                                       642,112            567,446           552,385
    Commercial loans                                        324,426            250,757           207,745
                                                      -------------       ------------      ------------
Total interest earning assets                             3,403,819          2,821,153         2,459,335
Allowance for loan losses                                   (58,613)           (52,287)          (53,089)
Total non-interest earnings assets                          148,331            143,643           133,421
                                                      -------------       ------------      ------------
Total assets                                            $ 3,493,537         $2,912,509        $2,539,667
                                                        ===========         ==========        ==========
Liabilities and Stockholders' Equity
 Interest bearing liabilities:
    Deposits                                             $1,494,530         $1,502,975        $1,441,612
    Other borrowed funds                                  1,559,892          1,012,757           718,407
    FHLB advances                                             4,515             15,157            25,637
                                                     --------------       ------------        ----------
Total interest bearing liabilities                        3,058,937          2,530,889         2,185,656
Total non-interest bearing liabilities                      182,369            168,515           170,348
                                                       ------------        -----------      ------------
Total liabilities                                         3,241,306          2,699,404         2,356,004
Stockholders' equity                                        252,231            213,105           183,663
                                                       ------------       ------------       -----------
Total liabilities and stockholders' equity               $3,493,537         $2,912,509        $2,539,667

                                                         ==========         ==========        ==========


         The following table sets forth the maturity distribution of earning assets at December 31, 1998:

                                                                 As of December 31, 1998
                                                                        Maturities
                                                           After one year
                                                         through five years        After five years
                                                      Fixed       Variable         Fixed        Variable
                                     One year        interest      interest        interest     interest
                                      or less          rates         rates         rates         rates         Total
                                                                       (In thousands)
Money market
securities                          $       526                                                           $         526
Investment and
 trading securities                     312,830     $   34,605   $    2,585       $1,421,489    $  28,454     1,799,963
Loans:
     Commercial                          68,890         62,390       44,867           29,701      162,701       368,549
     Construction                        13,232                      50,707                                      63,939
     Lease financing                     23,636         28,578                                                   52,214
     Consumer                           319,919        653,995                        27,184                  1,001,098
     Residential Mortgage                14,902         40,241        2,257          250,512                    307,912
     Commercial Mortgage                 18,999          5,871       90,624           17,580      193,268        26,342
                                    -----------   ------------   ----------    -------------    ---------  ------------
Total Loans                             459,578        791,075      188,455          324,977      355,969     2,120,054
                                    -----------     ----------    ---------     ------------    ---------  ------------
     Total                           $  772,934     $  825,680     $191,040       $1,746,466     $384,423    $3,920,543
                                     ==========     ==========     ========       ==========     ========    ==========

   LENDING ACTIVITIES

   First BanCorp's lending activities are concentrated in the consumer and commercial lines of business. At December 31, 1998 total consumer loans amounted to $1,001.1 million, total commercial loans to $811.0 million, including $326.3 million in commercial real estate loans and $63.9 million in construction loans that for financial reporting purposes are presented within the real estate category, and total residential mortgage loans to $307.9 million. The consumer loan portfolio consists principally of auto loans, personal loans and credit cards. The Corporation's portfolio of commercial loans is composed in its majority of asset based financing and commercial mortgage loans. First BanCorp continues to originate long-term fixed rate residential real estate loans to maintain this portfolio at the same level of prior years.

   The following table sets forth the composition of First BanCorp 's total loan portfolio and the percentage of loans in each category to total loans in the Corporation's portfolio at the dates indicated.

                                    1998                1997                1996               1995              1994
                                ------------        ------------        ------------      --------------     --------
                                                                         (In thousands)
Real estate loans:
  Secured by first mortgages:
    Residential                     $237,561           $223,098            $224,253          $  231,744       $  313,270
    Commercial                       326,342            306,734             256,227             210,645          175,415
    Construction, land
     acquisition and land
     improvements                    162,474             15,400              12,407              12,088           19,783
    Insured by government
      agencies:
      Federal Housing
       Administration and
       Veterans Administration         8,185             10,176               9,282              12,418            6,505
      Puerto Rico Housing Corporation
       and Finance Agency             38,516             44,073              50,016              55,325           61,210
  Secured by second mortgages         13,256             14,171              14,375              23,208           16,907
                                    --------           --------         -----------           ---------       ----------
                                     786,334            613,652             566,560             545,428          593,090
Less:
  Loans in process                   (98,535)            (6,121)             (2,198)             (2,855)          (5,971)
  Deferred loan fees                 (10,246)            (9,138)             (8,531)             (8,461)          (8,484)
                                     -------           --------        ------------         ------------          ------
                                     677,553            598,393             555,831             534,112          578,635
                                     -------            -------          ----------          ----------       ----------

Commercial loans:
  Commercial loans                   368,549            235,571             174,770             156,369          117,564
  Finance Leases                      52,214             42,500              58,481              32,965            9,278
                                   ---------          ---------         -----------         -----------     ------------
                                     420,763            278,071             233,251             189,334          126,842
                                    --------          ---------          ----------         -----------       ----------

Consumer loans:
  Auto                               512,116            512,938             510,083             329,296          255,112
  Personal                           472,588            676,965             749,732             619,549          412,979
  Credit card                        125,956            116,734             109,259              79,164           64,459
  Boat                                32,209             29,145              29,458              30,168           35,718
  Home equity reserve                  3,385              4,282               5,828               6,811            9,037
  Agency for International
   Development                           128                148                 651                 795              929
  Unearned finance interest         (145,284)          (267,599)           (305,870)           (238,146)        (155,683)
                                  -----------         ---------           ---------            ---------      ----------
                                   1,001,098          1,072,613           1,099,141             827,637          622,551
                                   ---------          ---------           ---------            --------          -------

Loans receivable                   2,099,413          1,949,077           1,888,223           1,551,083        1,328,028
Loans held for sale                   20,642             10,225               7,851               5,523          173,244
                                 -----------        -----------        ------------      --------------          -------
     Total loans                   2,120,054          1,959,302           1,896,074           1,556,606        1,501,272
                                   ---------          ---------           ---------           ---------        ---------

Less - Allowance for
 loan losses                         (67,854)           (57,712)            (55,254)            (55,009)         (37,412)
                                ------------        -----------         -----------       --------------        --------

Loans receivable - net            $2,052,200         $1,901,590          $1,840,821          $1,501,597       $1,463,860
                                  ==========         ==========          ==========          ==========       ==========

         The following table sets forth the composition of First BanCorp's total loan portfolio before the allowance for loan losses and the weighted average taxable equivalent interest rates of loans in each category at December 31, 1998.

                                                                                      December 31, 1998
                                                                                                          Weighted
                                                                      (In thousands)                    average rate
         Real estate loans                                              $     698,194                         9.54%
         Commercial loans                                                     420,763                         9.03%
         Consumer and other loans
          (net of unearned interest)
           Auto                                                               416,898                        12.56%
           Personal                                                           425,834                        16.92%
           Credit card                                                        125,956                        15.50%
           Boat                                                                28,897                        10.91%
           Home equity reserve loans                                            3,385                        12.88%
           Agency for International Development                                   128                         8.15%
                                                                      ---------------
         Total consumer and other loans                                     1,001,098                        14.76%
                                                                          ------------
         Total                                                             $2,120,054                        11.91%
                                                                           ==========

Loan Activity

         The following table sets forth certain additional data related to the Corporation's loan portfolio net of the allowance for loan losses for the dates indicated:

                                                               For the year ended December 31,
                                            ----------------------------------------------------------------------
                                                 1998           1997          1996          1995          1994
                                                 ----           ----          ----          ----          ----
                                                                         (Dollars in thousands)

Beginning balance                            $1,901,590     $1,840,821    $1,501,597    $1,463,860      $1,207,475
                                             ----------     ----------    ----------    ----------      ----------
Consumer loans originated                       371,333        569,620       823,884       663,056         631,021
Commercial loans originated                     285,812        125,604       125,814       118,123          43,339
Real estate loans originated(1)                 149,096        132,248        99,402        94,527         173,320
                                            -----------    -----------  ------------   ------------     ----------
Total loans originated                          806,241        827,472     1,049,100       875,706         847,680
Purchase of loans                                 1,330                          446                        31,903
Sales of loans                                                  (1,250)                   (360,428)         (6,488)
Repayments and securitization
 of loans into mortgage backed securities      (559,727)      (665,175)     (654,450)     (436,616)       (584,269)
Other decreases(2)                              (97,234)      (100,278)      (55,872)      (40,925)        (32,441)
                                          -------------   ------------ -------------  ------------     -----------
Net increase                                    150,610         60,769       339,224        37,737         256,385
                                           ------------  -------------  ------------  ------------    ------------
Ending balance                               $2,052,200     $1,901,590    $1,840,821    $1,501,597      $1,463,860
                                             ==========     ==========    ==========    ==========      ==========

Percentage increase                               7.92%          3.30%        22.59%        2.58%           21.23%
(1) Includes commercial real estate loans.
(2) Includes  the  change in the  allowance  for loan  losses and  cancellation  of loans due to the  repossession  of the collateral.

Non-Performing Assets

         The following table presents non-performing assets as of the dates indicated:

                                                                                       December 31,
                                                                    1998                  1997                    1996
                                                                 ------------------------------------------------------
                                                                                       (In thousands)

Past due loans:
    Commercial                                                   $  6,986              $ 2,023                 $ 2,412
                                                                 --------              -------                 -------
    Consumer:
       Personal                                                     4,385                6,745                   6,011
       Credit cards                                                 3,739                2,776                   1,329
                                                                ---------            ---------                 -------
       Total consumer                                               8,124                9,521                   7,340
                                                                ---------            ---------                 -------
  Total past due loans                                             15,110               11,544                   9,752
                                                                 --------             --------                 -------
Non-accruing loans:
    Real estate                                                    17,399               12,249                  12,795
                                                                 --------              -------                --------
    Commercial                                                     12,823               16,143                  12,712
                                                                 --------              -------                --------
    Consumer:
       Personal                                                     3,868                5,125                   4,370
       Auto                                                        20,753               18,225                  19,360
       Boat                                                         1,864                  923                   1,083
       Credit cards                                                                         10                     286
       HERL                                                           251                  264                     556
                                                                ---------           ----------              ----------
       Total Consumer                                              26,736               24,547                  25,655
                                                                 --------             --------                --------
   Total non-accruing loans                                        56,958               52,939                  51,162
                                                                 --------             --------                --------
Non-performing loans                                               72,068               64,483                  60,914
                                                                 --------             --------                --------
Other real estate owned (OREO)                                      3,642                1,132                   1,696
                                                                ---------            ---------               ---------
Other repossessed property:
    Repossessed autos                                               1,929                7,354                   6,949
    Repossessed boats                                                 348                1,348                     617
                                                                ---------             --------               ---------
    Total other repossessed property                                2,277                8,702                   7,566
                                                                 --------              -------                 -------
Total non-performing assets                                       $77,987              $74,317                 $70,176
                                                                  =======              =======                 =======
Non-performing assets to total assets                               1.94%                2.23%                   2.49%
Allowance for loan losses                                         $67,854              $57,712                 $55,254
Allowance to total non-performing
 loans                                                             94.15%               89.50%                  90.71%

         Non-performing loans consist of non-accruing loans (loans as to which interest is no longer being recognized) and past due loans (loans delinquent 90 days or more as to principal and/or interest, but still accruing interest).

                              INVESTMENT ACTIVITIES

         The Corporation's investment is managed by the Treasury and Investment Division, under the supervision of the Senior Vice President, Treasury and Investments, who reports to the Corporation's Senior Executive Vice President and Chief Financial Officer. Investment policy is set by the Corporation's Asset Liability Management and Investment Committee (the ALCO), which includes the President and Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, the Senior Executive Vice President and Chief Lending Officer, the Executive Vice President

     President of Money Express, the Senior Vice President - Treasury and Investments, and the Corporation's Economist. Significant investment transactions are reported to the ALCO and on a monthly basis to the Board of Directors through the expanded ALCO, which consists of officers who are members of the ALCO plus two outside directors, one of whom acts as chairman.

         The Corporation's investment policy is designed primarily to provide a portfolio of high credit quality while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity. Under the Corporation's current policy, the Treasury and Investments Division is authorized to purchase and sell federal funds, certificates of deposit in other banks, bankers' acceptances of commercial banks that are members of the FDIC, mortgage backed securities, and U.S. and Puerto Rico obligations. In addition, the Treasury and Investments Division is authorized to invest in securities purchased under agreements to resell. As part of the Corporation's asset and liability management, the Treasury and Investments Division also engages in hedging activities as approved by the Board of Directors and as set forth in the Corporation's hedging policy monitored by the ALCO.

                                SOURCES OF FUNDS

         First  BanCorp's   principal   funding  sources  are  branch  deposits,
collateralized deposits, federal funds purchased and securities sold under agreements to repurchase, and notes. Through its banking branch system First BanCorp offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, IRA accounts and commercial non-interest bearing checking accounts.

Deposit Accounts

         Deposits represent First BanCorp's largest source of funding. The Corporation's deposit accounts are insured up to applicable limits by the SAIF. Management makes retail deposit pricing decisions periodically through the ALCO, which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States interest rates. The following table presents the amount and weighted average interest rates of deposit accounts as of each date indicated in the categories set forth below, including the percentage of total assets represented by those deposits.


                                                       Weighted average
                                                           rates at
                                                         December 31,                     December 31,
                                                            1998             1998            1997            1996
                                                                                         (Dollars in thousands)

         Non-interest bearing checking accounts                              $173,104   $   140,099     $   135,707
         Saving accounts                                    2.92%             416,424       403,129         412,511
         Interest bearing checking accounts                 3.52%             130,883       121,452         115,899
         Certificate accounts                               5.35%           1,054,634       929,955       1,039,809
                                                                          -----------  ------------     -----------
            Total                                                          $1,775,045    $1,594,635      $1,703,926
                                                                           ==========    ==========      ==========
         Weighted average rate on interest
          bearing deposits                                  4.57%
         Total deposits as a percentage of
          total assets                                                         44.18%        47.92%          60.38%
         Weighted average rate during period
          on interest bearing deposits                                          4.71%         4.80%           4.92%

            The following table presents the average amounts of and the average rate paid on certain deposit categories as of each date indicated:

                                                             1998                     1997                  1996
                                                            Average                 Average                Average
                                                         Outstanding             Outstanding             Outstanding
                                                                 Interest                Interest                 Interest
                                                     Amount        Rate        Amount      Rate      Amount         Rate
    Deposits:                                                                 (Dollars in thousands)
      Non-interest bearing checking
         accounts                                    $  145,357              $  127,256              $  126,661
      Savings accounts                                  398,249     2.94%       400,998     3.03%       399,036     3.10%
      Interest bearing checking
           accounts                                     123,847     3.62%       116,852     3.57%       121,947     3.50%
      Certificate accounts                              972,433     5.58%       985,124     5.67%       920,629     5.90%
                                                   ------------            ------------              ----------
                                                     $1,639,886     4.29%    $1,630,230     4.43%    $1,568,273     4.52%
                                                     ==========              ==========              ==========

         Certificate accounts include institutional deposits which consist mainly of brokered certificate of deposits, and certificates issued to agencies of the Government of Puerto Rico. FDIC regulations adopted under FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits, which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates, unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. The Bank has no such restrictions since it is a well capitalized institution.

         The following table presents a maturity summary of certificates of deposits with balances of $100,000 or more at December 31, 1998.

                                                                                (In thousands)
     Three months or less                                                            $238,481
     Over three months to six months                                                   80,402
     Over six months to one year                                                       63,633
     Over one year                                                                    284,857
                                                                                    ---------
       Total                                                                         $667,374
                                                                                     ========


Borrowings

         The following table presents the amount and weighted average interest rates of borrowings as of each date indicated in the categories set forth below.

                                            Weighted average
                                          rates at December 31,                          December 31,
                                         ----------------------   -----------------------------------
                                                    1998                1998             1997              1996
                                                    ----               ------           -----              ----
                                                                                  (Dollars in thousands)
Borrowings:
 Federal funds purchased and
   securities sold under
   agreements to repurchase                     5.03%            $1,620,630     $    965,869         $584,857
  FHLB-N.Y. advances                            5.13%                 2,600           29,000           14,100
  Notes payable                                 5.42%               118,100          132,350          186,433
  Other short-term borrowings                   6.38%                86,595          231,505
  Subordinated notes                            8.14%                99,496           99,423           99,351
                                                               ------------    -------------       ----------
Total                                           5.27%            $1,927,421       $1,458,147         $884,741
                                                                 ==========       ==========         ========
Total borrowed funds as a percentage
 of total assets                                                     47.98%           43.82%           31.35%
Weighted average rate during period                                   5.41%            5.67%            5.65%
Short-term borrowings:
  Securities sold under agreements to repurchase:
    Average balance outstanding                                  $1,220,717         $565,095         $455,552
    Maximum amount outstanding at
     any month end during period                                 $1,638,714         $965,870         $584,857
    Weighted average interest rate during the period                  5.07%            5.08%            5.04%
  Other short-term borrowings:
   Average balance outstanding                                     $111,237         $176,657
   Maximum amount outstanding
    at any month end during period                                 $224,780         $250,000
   Weighted average interest rate during period                       6.39%            6.10%



                                     CAPITAL

         At December 31, 1998, total common stockholders' equity for the Corporation amounted to $270.4 million, an increase of $34 million as compared to $236.4 million at December 31, 1997.

         The Corporation's actual and required ratios and amounts of total risk-based capital, Tier I risk-based capital and Tier I leverage at December 31, 1998 and for the Bank at December 31, 1998 and 1997 were as follows:

                                                                                        Regulatory requirements
                                                                                 For capital                To be
                                                                              adequacy purposes       well capitalized
                                                            Actual
                                                     Amount       Ratio       Amount      Ratio       Amount     Ratio
At December 31, 1998                                                                (Dollars in thousands)
    Total Capital (to Risk-Weighted Assets):
      First BanCorp                                  $377,939     17.39%        $173,835     8%       $217,294     10%
      FirstBank                                       372,015     17.12%         173,817     8%        217,271     10%

    Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                  $250,910     11.55%         $86,917     4%       $130,376      6%
      FirstBank                                       244,989     11.28%          86,909     4%        130,363      6%

    Tier I Capital (to Average Assets):
      First BanCorp                                  $250,910      6.59%        $152,272     4%       $190,340      5%
      FirstBank                                       244,989      6.44%         152,272     4%        190,340      5%

                                                                                          Regulatory requirements
                                                                                 For capital                To be
                                                                              adequacy purposes       well capitalized
                                                            Actual
                                                     Amount       Ratio       Amount      Ratio       Amount     Ratio
At December 31, 1998                                                                (Dollars in thousands)
    Total Capital (to Risk-Weighted Assets):
      FirstBank                                      $348,359     17.26%        $161,452     8%       $201,816     10%
    Tier I Capital (to Risk-Weighted Assets):
      FirstBank                                      $223,481     11.07%         $80,726     4%       $121,089      6%

    Tier I Capital (to Average Assets):
      FirstBank                                      $223,481      7.44%        $120,101     4%       $150,126      5%

Employees

         At December 31, 1998 the Corporation employed 1,750 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employees' relations to be good.

Item 2. Properties

         At December 31, 1998 First BanCorp owned three main offices premises, 12 branch and office premises, and four loan centers. All these premises are located in Puerto Rico. In addition, at December 31, 1998, the Corporation leased in Puerto Rico 26 branch premises, 35 loan and office centers and seven other facilities. The Corporation leased two branch premises in the Virgin Islands. Management believes that the Corporation's properties are well maintained and are suitable for the Corporation's business as presently conducted.

    Main offices:

1. Headquarters Offices - Located at First Federal Building, 1519 Ponce de Leon Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 50% of the building and an underground three levels parking lot are owned by the Corporation.

2. EDP & Operations Center - A five story structure located at 1506 Ponce de Leon Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

3. Personal Lending and Branch Administration Center - A three story building with a three levels parking lot located at 876 Munoz Rivera Avenue, corner Jesus T. Pinero Avenue, Hato Rey , Puerto Rico. These facilities are fully occupied by the Corporation.


Item 3. Legal Proceedings

         The information required herein is incorporated by reference from page 69 of the annual report to security holders for the year ended December 31, 1998 (see Exhibit C to this Form 10-K).

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were voted upon during the fourth quarter of 1998.

PART II

Item 5. Market for Corporation's Common Equity and Related Stockholder Matters

         a)       Market Information

         The information required herein is incorporated by reference from page 35 of the annual report to security holders for the year ended December 31, 1998.

         b)       Holders

         The information required herein is incorporated by reference from page 35 of the annual report to security holders for the year ended December 31, 1998.

         c)       Dividends

         The Corporation has a policy providing for the payment of quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.05 per share for each quarter of 1996, $0.06 per share for each quarter of 1997 and $0.075 per share for each quarter of 1998.

         The Puerto Rico Internal Revenue Code requires the withholding of income tax from dividends income derived by resident U.S. citizens, special partnerships, trusts and estates and by non-resident U.S. citizens, custodians, partnerships, and corporations from sources within Puerto Rico.

         Resident U.S. Citizens

         A special tax of 10% is imposed on eligible dividends paid to individuals, special partnerships, trusts and estates to be applied to all distributions unless the taxpayer specifically elects otherwise. Once this election is made it is irrevocable. However, the taxpayer can elect to include in gross income the eligible distributions received and take a credit for the amount of tax withheld. If he does not make this election in his tax return, then he can exclude from his gross income the distributions received and reported without claiming the credit for the tax withheld.

         Nonresident U.S. Citizens

         Have the right to certain exemptions when a Withholding Tax Exemption Certificate (Form 2732) is properly filled-in and filed with the Corporation. The Corporation as withholding agent is authorized to withhold a tax of 10% only from the excess of the income paid over the applicable tax-exempt amount.

         U.S. Corporations and Partnerships

         Corporations or partnerships not organized under Puerto Rico laws that have not engaged in business or trade in Puerto Rico during the taxable year in which the dividend is paid are subject to the 10% dividend tax withholding.

         Corporations or partnerships not organized under the laws of Puerto Rico that have engaged in trade or business in Puerto Rico corporations or partnerships are not subject to the 10% retention, but they must declare the dividend as gross income in their Puerto Rico income tax return.

Item 6. Selected Financial Data

         The information required herein is incorporated by reference from page 21 of the annual report to security holders for the year ended December 31, 1998.

tem 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from page 22 through 35 of the annual report to security holders for the year ended December 31, 1998.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required herein is incorporated by reference from page 36 of the annual report to security holders for the year ended December 31, 1998.

Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference from page 38 through 71 of the annual report to security holders for the year ended December 31, 1998.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10. Directors, Executive Officers and Control Persons of the Corporation

         The information required herein is incorporated by reference to the information under the captions "Information with respect to nominees for directors of the Company, directors whose terms continue and executive officers of the Company" and "Section 16(a) Compliance" in the Corporation's definite proxy statement filed on March 19, 1999.

Item 11. Executive Compensation

         The information required herein is incorporated by reference to the information under the captions "Compensation of Directors", "Compensation of Executive Officers", "Stock Options Plans", "Options/Grants in Last Fiscal Year", "Aggregate Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values", "Employment Agreements", "Defined Contributions Retirement Plan", "Report of the Compensation Committee", "Compensation Committee Interlocks and Insider Participation", "Other Employment Benefits" and "Performance of Common Stock" in the definite proxy statement filed on March 19, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference to the information under the caption "Benefical Ownership of Securities" in the Corporation's definite proxy statement filed on March 19, 1999.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference to the information under the caption "Business Transactions Between the Company and its Subsidiaries and Executive Officers and Directors" in the Corporation's definite proxy statement filed on March 19, 1999.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   The following financial statements are included in Item 8 thereof:

                    Report of independent accountants

                    Consolidated Statements of Financial Condition at December 31, 1998 and 1997.

                    Consolidated  Statements  of  Income  for Each of the  Three
                   Years in the Period Ended December 31, 1998.

                    Consolidated  Statements of Changes in Stockholders'  Equity
                   for Each of the Three Years in the Period Ended December 31, 1998.

                    Consolidated  Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 1998.

                    Consolidated  Statements of Cash Flows for Each of the Three
                   Years in the Period Ended December 31, 1998.

                 Notes to Consolidated Financial Statements.

    (2)     Financial statement schedules.

            Schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements described in (a)(1) above or in the Notes thereto.

    (3)     Exhibits

            The exhibits listed on the Exhibits Index on section (c) below are filed herewith or are incorporated herein by reference.

(b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) See Index to Exhibits on page 25 for the exhibits filed as a part of this Form 10-K.

(d)         Financial data schedules

            Schedules are omitted because they are not applicable.

Index to Exhibits

---------------------------------- ---------------------------------------------------------- ------------------------------
               No.                                          Exhibit                                     Page No.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
2.0                                Agreement  and Plan of Merger dated March 31, 1998 by and               (1)
                                   between   FirstBank,   First   Interim   Bank   and   the
                                   Corporation.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
3.1                                Certificate of Incorporation                                            (1)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
3.2                                By-Laws                                                                 (1)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
4.0                                Form of Common Stock Certificate                                        (1)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.1                               FirstBank's 1987 Stock Option Plan                                       -
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.2                               FirstBank's 1997 Stock Option Plan                                       -
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.3                               Employment   Agreement   between   FirstBank   and  Angel                -
                                   Alvarez-Perez
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.4                               Employment  Agreement  between  FirstBank and Annie Astor                -
                                   de Carbonell
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.5                               Employment   Agreement  between  FirstBank  and  Luis  M.                -
                                   Beauchamp
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.6                               Employee Agreement between FirsBank and Aurelio Aleman.                  -
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.7                               Employment  Agreement  between  FirstBank and Fernando L.                -
                                   Batlle.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.8                               Employment   Agreement  between  FirstBank  and  Randolfo                -
                                   Rivera.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
11.0                               Statement  Report to  Shareholders  for fiscal year ended               (2)
                                   December 31, 1998.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
13.0                               Annual  Report to  shareholders  for  fiscal  year  ended                -
                                   December 31, 1998.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
21.0                               List of  subsidiaries (direct and indirect)                              -
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
27.0                               Financial Data Schedule                                                  -
---------------------------------- ---------------------------------------------------------- ------------------------------

     (1) Incorporated by reference from Registration statement on Form-S-4 filed by the Corporation on April 15, 1998. (2) Information is included on page 50 of the Corporation's annual report to security holders and is incorporated by reference herein (See Exhibit 13.0).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed by the undersigned, thereunto duly authorized.

         FIRST BANCORP



         By: /s/ Angel Alvarez-Perez                                   Date:      03/23/99
              Angel Alvarez Perez,
              Chairman
              President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ Angel Alvarez-Perez                                       Date:      03/23/99
         Angel Alvarez Perez,
         Chairman
         President and Chief Executive Officer



         /s/ Annie Astor de Carbonell                                  Date:      03/23/99
         Annie Astor de Carbonell, Director
         Senior Executive Vice President and
         Chief Financial Officer



         /s/ Jose Julian Alvarez                                       Date:      03/23/99
         Jose Julian Alvarez, Director



         /s/ Rafael Bouet                                              Date:      03/23/99
         Rafael Bouet, Director



         /s/ Francisco D. Fernandez                                    Date:      03/23/99
         Francisco D. Fernandez, Director







         /s/ Armando Lopez                                             Date:      03/23/99
         Armando Lopez, Director



         /s/ German Malaret,                                           Date:      03/23/99
         German Malaret, Director



         /s/ Hector M. Nevares                                         Date:      03/23/99
         Hector M. Nevares, Director



         /s/ Antonio Pavia Villamil                                    Date:      03/23/99
         Antonio Pavia Villamil, Director



         /s/ Jose Teixidor                                             Date:      03/23/99
         Jose Teixidor, Director



          /s/ Angel L. Umpierre                                        Date:      03/23/99
         Angel L. Umpierre, Director



         /s/ Luis M. Beauchamp                                         Date:      03/23/99
         Luis M. Beauchamp,
         Senior Executive Vice President and
         Chief Lending Officer



         /s/ Laura Villarino Tur                                       Date:      03/23/99
         Laura Villarino Tur,
         Senior Vice President and
         Controller
