Form 10-Q
period 1999-03-31
FIRST BANCORP /PR/
filed 1999-05-14
CIK 1057706

3

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                    Quarterly Report Pursuant to Section 130
                     of the Securities Exchange Act of 1934


For the Quarter ended                                 Commission File 001-14793
March 31, 1999


                                 First BanCorp.
                (Exact name of bank as specified in its charter)


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


                     Bank's telephone number, including area code:

                                 (787) 729-8200


Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Number of shares of the Corporation's Common Stock outstanding as of May 11, 1999

                                   29,145,552

                                  FIRST BANCORP
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                  PAGE

                  Item 1. Financial Statements:

                  Consolidated Statements of Financial
                      Condition as of March 31, 1999 and
                     December 31, 1998.................................................................3

                  Consolidated Statements of Income for the
                      three months ended on March 31, 1999 and 1998             4

                  Consolidated Statements of Comprehensive Income for the
                      three months ended on March 31, 1999 and 1998....................................5

                  Consolidated Statements of Cash Flows
                     for the three months ended on March 31, 1999 and 1998.............................6

                  Consolidated Statements of Changes in
                     Stockholders' Equity..............................................................7

                  Notes to Consolidated Financial Statements...........................................8

                  Item 2. Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations.................................................16

                  Item 3. Quantitative and Qualitative Disclosures About Market Risk..................30

PART II. OTHER INFORMATION

                  Item 1. Legal Proceedings...........................................................31

                  Item 2. Changes in Securities.......................................................31

                  Item 3. Defaults Upon Senior Securities.............................................31

                  Item 4. Submission of Matters to a Vote
                            of Security Holders.......................................................31

                  Item 5. Other Information...........................................................32

                  Item 6. Exhibits and Report on Form 8K..............................................32

SIGNATURES............................................................................................33


                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          March 31,           December 31,
                                                                               1999                 1998
                                                                      ----------------------------------
                                                                        (Unaudited)
Assets
Cash and due from depository institutions                            $     42,069,514       $   39,416,097
                                                                     ----------------       --------------
Money market instruments -
    Deposits at interest with banks                                         5,830,181              525,669
                                                                    -----------------  -------------------

Debt securities available for sale, at market:
    United States and Puerto Rico Government obligations                  568,987,628          268,611,106
    Mortgage backed securities                                          1,112,205,778        1,492,538,909
    Other investment                                                        1,760,000            1,620,000
                                                                   ------------------  -------------------
        Total debt securities available for sale                        1,682,953,406        1,762,770,015
                                                                      ---------------     ----------------
Debt securities held to maturity, at cost -
    United States and Puerto Rico Government  obligations                  71,774,224           26,921,836
                                                                      ---------------    -----------------

Federal Home Loan Bank (FHLB) stock                                        17,826,500           10,270,600
                                                                      ---------------    -----------------

Loans held for sale                                                        25,526,339           20,641,628
Loans receivable                                                        2,136,221,694        2,099,412,756
                                                                      ---------------      ---------------
    Total loans                                                         2,161,748,033        2,120,054,384
Allowance for loan losses                                                 (68,717,146)         (67,854,066)
                                                                     ----------------     ----------------
    Total loans - net                                                   2,093,030,887        2,052,200,318
                                                                      ---------------      ---------------
Other real estate owned                                                     3,830,868            3,642,525
Premises and equipment - net                                               51,513,732           51,537,192
Accrued interest receivable                                                12,592,371           10,738,072
Due from customers on acceptances                                           2,761,647            2,392,338
Other assets                                                               61,045,605           56,937,413
                                                                     ----------------    -----------------
        Total assets                                                   $4,045,228,935       $4,017,352,075
                                                                       ==============       ==============
Liabilities and Stockholders' Equity
Liabilities:
    Non-interest bearing deposits                                        $175,551,439      $   173,103,709
    Interest bearing deposits                                           1,671,475,025        1,601,941,185
    Federal funds purchased and securities
      sold under agreements to repurchase                               1,599,864,076        1,623,697,988
    Other short-term borrowings                                            80,062,952           86,594,710
    Advances from FHLB                                                      8,400,000            2,600,000
    Notes payable                                                         116,000,000          118,100,000
    Bank acceptances outstanding                                            2,761,647            2,392,338
    Accounts payable and other liabilities                                 43,351,415           39,058,247
                                                                      ---------------    -----------------
                                                                        3,697,466,554        3,647,488,177
Subordinated notes                                                         98,518,776           99,495,830
                                                                     ----------------    -----------------

Stockholders' equity:
    Common stock, $1.00 par value, authorized 250,000,000 shares;
      issued 29,612,552 shares                                             29,612,552           29,599,552
    Less: Treasury Stock (467,000 shares at par)                             (467,000)            (100,000)
                                                                      ---------------       --------------
    Common stock outstanding                                               29,145,552           29,499,552
    Additional paid-in capital                                             23,555,749           23,575,936
    Capital reserve                                                        30,000,000           30,000,000
    Legal surplus                                                          53,454,469           53,454,469
    Retained earnings                                                     127,096,345          125,088,180
    Accumulated other comprehensive income - unrealized gain (loss)
        on securities available for sale, net of tax                      (14,008,510)           8,749,931
                                                                    -----------------   ------------------
                                                                          249,243,605          270,368,068
                                                                     ----------------     ----------------
Contingencies and commitments                                            ____________         ____________
        Total liabilities and stockholders' equity                     $4,045,228,935       $4,017,352,075
                                                                       ==============       ==============
The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                            (Unaudited)
                                                                                      Three Months Ended
                                                                             March  31,                  March 31,
                                                                                  1999                      1998
                                                                         ----------------        ------------------
Interest income:
  Loans                                                                     $  59,876,115             $  56,508,065
  Investments                                                                  27,083,716                20,703,490
  Dividends on FHLB stock                                                         182,998                   186,086
                                                                          ---------------          ----------------
     Total interest income                                                     87,142,829                77,397,641
                                                                            -------------            --------------

Interest expense:
  Deposits                                                                     18,293,988                17,031,936
  Borrowings                                                                   24,251,376                19,757,717
                                                                            -------------             -------------
     Total interest expense                                                    42,545,364                36,789,653
                                                                            -------------             -------------

Net interest income                                                            44,597,465                40,607,988
                                                                            -------------             -------------

Provision for loan losses                                                      13,800,000                21,738,000
                                                                            -------------             -------------

Net interest income after provision
 for loan losses                                                               30,797,465                18,869,988
                                                                            -------------             -------------

Other income:
  Service charges on deposit accounts                                           1,904,744                 2,013,382
  Fees on loans serviced for others                                               267,550                   494,216
  Other fees on loans                                                           2,841,330                 2,649,554
  Mortgage banking activities                                                                                 2,478
  Trading income                                                                   75,000
  Gain on sale of investments                                                   1,280,511                10,118,373
  Other operating income                                                        1,799,209                 1,474,204
                                                                            -------------             -------------
     Total other income                                                         8,168,344                16,752,207
                                                                             ------------              ------------

Other operating expenses
  Employees' compensation and benefits                                         11,221,819                10,200,074
  Occupancy and equipment                                                       4,699,386                 3,972,882
  Taxes and insurance                                                           1,631,481                 1,705,261
  Other                                                                         6,133,008                 5,713,297
                                                                            -------------             -------------
     Total other operating expenses                                            23,685,694                21,591,514
                                                                             ------------              ------------

Income before income tax provision                                             15,280,115                14,030,681
Income tax provision                                                            1,138,900                 1,670,000
                                                                              -----------              ------------

Net income                                                                    $14,141,215               $12,360,681
                                                                              ===========               ===========

Earnings per common share-basic                                                     $0.48                     $0.42
                                                                                    =====                     =====
Earnings per common share-diluted                                                   $0.48                     $0.42
                                                                                    =====                     =====

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                        March 31,                 March 31,
                                                                            1999                      1998
                                                                     ----------------          -----------
Net Income                                                            $14,141,215                $12,360,681
                                                                      -----------                -----------
Other comprehensive income net of tax:
Unrealized gain (losses) on securities:
     Unrealized holding gains (losses)                                (24,038,952)               (16,418,597)
       arising during the period
     Less: reclassification adjustment
       for gains included in net income                                (1,280,511)               (10,118,373)
                                                                    -------------             --------------

Total other comprehensive income                                      (22,758,441)                (6,300,224)
                                                                     ------------             --------------

Comprehensive income                                                 $ (8,617,226)              $  6,060,457
                                                                     ============               ============

The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                               Three Months Ended March 31,
                                                                                     1999            1998
Cash flows from operating activities:
  Net income                                                                     $14,141,215      $12,360,684
                                                                                 -----------      -----------
  Adjustments to reconcile net income to net cash:
    Depreciation                                                                   3,385,114        1,764,228
    Provision for loan losses                                                     13,800,000       21,738,000
    Decrease in taxes payable                                                      2,489,373        4,019,819
    Increase in deferred tax assets                                               (1,435,771)      (3,091,063)
    Decrease (increase) in accrued interest receivable                            (1,854,299)       6,357,432
    Increase in accrued interest payable                                             374,210        2,371,009
    Amortization of deferred net loan fees                                           130,297          (25,155)
    Gain on sale of investments                                                   (1,280,511)     (10,118,373)
    Originations of loans available for sale                                      (4,539,630)      (1,193,708)
    Decrease in other assets                                                       5,022,507        1,261,412
    Increase in other liabilities                                                  1,700,030           77,460
       Total adjustments                                                          17,791,320       23,161,061
                                                                             ---------------   --------------
       Net cash provided by operating activities                                  31,932,535       35,521,745
                                                                             ---------------   --------------
Cash flows from investing activities:
  Principal collected on loans                                                   166,742,185      174,687,018
  Loans originated                                                              (221,854,370)    (203,551,377)
  Purchase of loans                                                                 (345,081)        (970,086)
  Proceeds from sale of investments                                                7,290,174      111,880,980
  Maturities of investment securities and money market instruments             1,529,884,891    1,619,626,881
  Purchases of investment securities and money market instruments             (1,536,579,435)  (1,802,394,813)
  Additions to premises and equipment - net                                       (3,361,654)      (2,380,633)
  Proceeds from sale of real estate owned                                             38,000          118,021
  Proceeds from sale of auto repossessions                                         4,150,668       10,812,590
  Redemption of FHLB stock                                                        (7,555,900)        (120,300)
                                                                            ---------------- ----------------
       Net cash used in investing activities                                     (61,590,522)     (92,291,719)
                                                                             ----------------  --------------
Cash flows from financing activities:
  Proceeds from issuance of certificates of deposits and savings
   accounts                                                                      413,007,982      305,127,384
  Payments for maturing certificates of deposits and withdrawals
   of savings accounts                                                          (327,321,373)    (266,235,813)
  Interest credited to deposits                                                  (14,983,560)     (13,226,974)
  Proceeds from federal funds purchased and securities sold under
   repurchase agreements                                                       4,773,822,029    6,258,625,026
  Payment/maturities of federal funds purchased and securities sold
   under repurchase agreements                                                (4,797,557,077)  (6,177,676,059)
  FHLB-NY advances taken (paid)                                                    5,800,000      (29,000,000)
  Payments of term and notes payable                                              (3,077,054)      (6,250,000)
  Increase in other borrowings                                                    (6,531,758)      (6,725,191)
  Net decrease in demand deposit accounts                                          1,278,519       (4,544,065)
  Decrease in debt securities issuance cost                                          380,931         (482,291)
  Repurchase of common stock                                                               0       (3,656,420)
  Dividends                                                                       (2,623,101)      (2,218,955)
  Exercise of stock options                                                          176,313
  Treasury Stock acquired                                                        (10,060,449)    ____________
                                                                             ---------------
       Net cash provided by financing activities                                  32,311,404       53,736,642
                                                                             --------------- ----------------
  Net  increase (decrease) in cash and cash equivalents                            2,653,417       (3,033,332)
                                                                            ---------------------------------
  Cash and cash equivalents at beginning of period                                39,416,097       37,666,068
                                                                             --------------- ----------------
  Cash and cash equivalents at end of period                                  $   42,069,514  $    34,632,736
                                                                              ==============  ===============
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                                     $42,171,154      $34,418,644
    Income taxes                                                                  $1,872,779
The accompanying notes are an integral part of these statements.




                                                            FIRST BANCORP
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                Unrealized
                                                                                                                  gain on
                                                      Additional                                                securities
                                       Common          paid-in      Capital       Legal          Retained        available
                                        stock          capital      reserve      surplus         earnings        for sale

Balance at December 31, 1996         $ 15,116,651 $ 38,599,962   $10,000,000   $49,106,995   $  77,711,586 $       607,119
Net income                                                                                      47,527,552
Change in valuation of
  securities available for sale                                                                                11,424,325
Addition to legal surplus                                                        4,347,474      (4,347,474)
Addition to capital reserve                                       10,000,000                   (10,000,000)
Repurchase of common stock              (247,825)     (495,650)                                 (6,156,347)
Stock option exercised                    33,000       349,249
Cash dividends                                                                                  (7,197,417)
                                      ----------    ----------    ----------    ----------      ----------     ----------
Balance at December 31, 1997          14,901,826    38,453,561    20,000,000    53,454,469      97,537,900     12,031,444

Net income                                                                                      51,812,387
Change in valuation of
  securities available for sale                                                                                (3,281,513)
Addition to capital reserve                                       10,000,000                   (10,000,000)
Repurchase of common stock              (108,800)     (217,600)                                 (3,330,024)
Treasury stock                          (100,000)      (50,000)                                 (2,061,250)
Stock option exercised                    10,000       186,501
Cash dividends                                                                                  (8,870,832)
Common stock split
 on May 29, 1998                      14,796,526   (14,796,526)
                                    ------------   -----------   -----------    ----------     -----------      ---------
Balance at December 31, 1998          29,499,552    23,575,936    30,000,000    53,454,469     125,088,180      8,749,931

(Unaudited)
Net income for the period ended
  March 31, 1999                                                                                14,141,215
Change in valuation of
  securities available for sale                                                                               (22,758,441)
Treasury stock                          (367,000)     (183,500)                                 (9,509,949)
Stock option exercised                    13,000       163,313
Cash dividends                                                                                  (2,623,101)

                                      ----------   -----------    ----------    ----------    ------------   ------------
Balance at March 31, 1999            $29,145,552   $23,555,749   $30,000,000   $53,454,469    $127,096,345   $(14,008,510)
                                     ===========   ===========   ===========   ===========    ============   =============


The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP

                     PART I - NOTES TO FINANCIAL STATEMENTS


1 - NATURE OF BUSINESS

         First BanCorp (the Corporation) was organized on October 1st, 1998 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank Puerto Rico (FirstBank or the Bank). As a result of this reorganization each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company. First BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

         FirstBank, the Corporation's subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 38 full service banking branches in Puerto Rico and two in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. In addition, through its wholly owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

2 - ACCOUNTING POLICIES

         The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles, and, as such, include amounts based on judgments, estimates and assumptions made by Management that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 1998 contained in the annual report of the Corporation.

         In the opinion of Management, the accompanying unaudited consolidated statements of condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders' equity include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's financial position at March 31, 1999, and the results of operations and the cash flows for the three months ended on March 31, 1999 and 1998. The results of operations for the three months ended on March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

3 - STOCKHOLDERS' EQUITY

         Authorized common stock shares at March 31, 1999 and December 31, 1998 were 250,000,000, with a par value of $1.00.

         Preferred stock

         The Corporation has 50,000,000 shares of authorized preferred stock with a par value of $1. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. At March 31, 1999, no shares of preferred stock were outstanding.

4 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three months ended on March 31, 1999 and 1998 are as follows:

---- ---- (In thousands, except per share data)                                   Three  months ended March 31,
                                                                                     1999                1998
    Earnings per common share - basic:

Net income - available to common stockholders                                      $14,141             $12,361
                                                                                   -------             -------

Weighted average common shares outstanding                                          29,259              29,638
                                                                                   -------             -------

Earnings per common share - basic                                                 $   0.48            $   0.42
                                                                                  ========            ========

    Earnings per common share - diluted:

Net income - available to common stockholders                                      $14,141             $12,361
                                                                                   -------             -------

Weighted average common shares and share equivalents:
    Average common shares outstanding                                               29,259              29,638
    Common stock equivalents - Options                                                 282                 208
                                                                                  --------          ----------
         Total                                                                      29,541              29,846
                                                                                  --------            --------

Earnings per common share - diluted                                              $    0.48           $    0.42
                                                                                 =========           =========

         Stock options outstanding under the Corporation's stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share - diluted. Common stock equivalents were computed using the treasury stock method.

         The stock option plan must be recognized either by the fair value based method or the intrinsic value based method. The Corporation uses the intrinsic value based method of accounting. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. If material, entities using the intrinsic value based method on awards granted to employees must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

         During the three months periods ended on March 31, 1999 and 1998, the Corporation granted 2,000 and 60,000 options, respectively, to buy shares of the Corporation's common stock. Each option granted in 1999 has an exercise price of $25.94 (1998 - $19.19), equal to the quoted market price of the stock at the grant date, therefore no compensation cost was recognized on the options granted.

         Had compensation cost for the stock options granted been determined based on the fair value at the grant date the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro forma earnings per common share:                                                       Three months ended
                                                                                                      March 31,

(In thousands except per share data)
                                                                                           1999              1998
                                                                                           ----              ----
Net income                                                                                $14,118           $12,032

Earnings per common share - basic                                                       $    0.48             $0.41

Earnings per common share - diluted                                                     $    0.48             $0.41

         The Corporation uses the binomial model for the computation of the fair value of each option granted to buy shares of the Corporation's common stock. The fair value of each option granted during the three month periods ended on March 31, 1999 and 1998 was estimated using the following assumptions: dividend growth of 21.2% (1999) and 20% (1998); expected life of 10 years; expected volatility of 35.15% (1999) and 29.6% (1998) and risk-free interest rate of 5.0%
(1999) and 5.3% (1998). The estimated fair value of the options granted was $11.62 (1999) and $5.47 (1998) per option.

5- DEBT SECURITIES HELD FOR TRADING

     At March 31, 1999 and December 31, 1998, there were no securities held for trading purposes or options on such securities.

         All trading instruments are subject to market risk, the risk that future changes in market conditions, such as fluctuations in market prices or interest rates, may make an instrument less valuable or more onerous. The instruments are accounted for at market value, and their changes are reported directly in earnings.

         The Corporation may write options on trading securities as part of its trading activities. These options are carried at market value. Net gains and losses resulting from these transactions are recorded in the trading income or loss account.

         The net gain from the sale of trading securities amounted to $75,000 for the quarter ended on March 31, 1999 and were included in earnings as trading income. No trading income was recorded during the three months ended on March 31, 1998.

6 - DEBT SECURITIES

         The amortized cost and market value of debt securities available for sale and held to maturity, by category, are shown below. The market value of debt securities is based on quoted market prices and dealer quotes.

Debt securities available for sale
                                                                  (Dollars in thousands)
                                             March 31, 1999                             December 31,1998
                                                                    Weighted                                          Weighted
                             Amortized     Unrealized        Market average  Amortized     Unrealized       Market    average
                               cost      gains   (losses)    value   yield%    cost     gain   (losses)     value     yield%
U.S. Treasury Securities:
     After 5 to 10 years     $39,541             $(991)     $38,550   4.81
     After 10 years           39,901            (2,301)      37,600   5.48
Obligations of other U.S.
 Government Agencies:
     Within 1 year           465,246               (67)     465,179   4.78   $240,040     $  51             $240,091    5.00
     After 10 years           26,067            (1,442)      24,625   8.42     25,619              $(159)     25,460    8.32
Puerto Rico Government
 Obligations:
     After 10 years            2,964    $70      _____        3,034   7.29      2,964        96     ____       3,060    7.18
                         -----------    ---              ----------       -----------    ------              -------
Total                       $573,719    $70    $(4,801)    $568,988   5.01   $268,623      $147    $(159)   $268,611    5.35
                            ========    ===    ========    ========          ========      ====    =====    ========

Mortgage  backed  securities
Federal Home Loan  Mortgage
Corporation (FHLMC)
certificates:
  Within 1 year               $3,369  $  12                 $ 3,381   8.12 $    4,564    $   19            $   4,583    7.84
  After 1 to 5 years             920      5                     925   8.22      1,001         9                1,010    8.14
  After 5 to 10 years         11,545     88                  11,633   7.60     10,169       149               10,318    7.68
  After 10 years              28,308    688      _____       28,996   9.30     32,363       802               33,166    9.07
                            --------  -----                --------       -----------    ------ --------  ----------
                              44,143    793      _____       44,935   8.73     48,098       979               49,077    8.64
                            --------  -----                --------         ---------    ------- -------  ----------
Government National
 Mortgage Association
(GNMA) certificates:
  After 10 years           1,062,473  2,065   $(17,967)   1,046,571   6.88  1,411,369     9,936    $(357)  1,420,947    6.91
                           ---------  -----   --------    ---------         ---------     -----    -----   ---------
Federal National
 Mortgage Association
(FNMA) certificates:
  Within 1 year                1,561      7                   1,568   8.34        157         1                  158    8.23
  After 1 to 5 years             733     12                     745   8.91      2,691        30                2,721    8.40
  After 5 to 10 years            615     31                     646  10.65        274        11                  285   10.28
  After 10 years              13,111    562        (10)      13,663  10.39     14,299       605      (10)     14,894   10.35
                         ----------- ------    --------    --------          --------     -----    -----  ----------
                              16,020    612        (10)      16,622  10.14     17,422       646      (10)     18,058   10.02
                         ----------- ------    --------    --------          --------     -----    -----  ----------
Mortgage pass through
 certificates:
After 10 years                 2,652    731      _____        3,383   9.40       2,764      767     _____      3,530    9.33

Real Estate Mortgage
 Interest Conduit:
  After 1 to 5 years             660     35      _____          695  11.80        865        62                  927   11.63
                          ---------- -------             ----------        ----------   -------    ------  ---------
Total                     $1,125,948 $4,236   $(17,977)  $1,112,206   7.01 $1,480,516   $12,390    $(367) $1,492,539    7.02
                          ========== ======   =========  ==========        ==========   =======    =====  ==========

Other Investment:
   After 5 to 10 years        $1,965             $(205)      $1,760  15.84     $1,964              $(344)     $1,620   15.76
                              ======             =====       ======            ======              =====      ======


Debt securities held to maturity
                                                                    (Dollars in thousands)
                                              March 31, 1999                              December 31, 1998
                              ------------------------------------------------  ----------------------------------------

                                                                    Weighted                                       Weighted
                              Amortized      Unrealized    Market   average   Amortized     Unrealized     Market   average
                                cost      gains (losses)   value     yield%      cost    gains  (losses)   value     yield%
   Obligations of other U.S.
    Government Agencies:
     Within 1 year             $    500         $    (3)$     498     3.37    $   500           $  (2)     $   498   3.37
     After 10 years              67,849          (3,052)   64,797     9.21     23,051     $569              23,620  10.20
   Puerto Rico Government
    Obligations:
    After 10 years                3,425      150  _____     3,575     7.52      3,371      204               3,575   7.41
                              ---------    -----         --------           ---------   -------------     --------
   Total                        $71,774     $150$(3,055)  $68,869     9.09    $26,922    $ 773   $ (2)     $27,693   9.73
                                =======     ==== ======   =======             =======    =====   ====      =======

7 - INVESTMENT IN FHLB STOCK

         At March 31, 1999 and December 31, 1998, there were investments in FHLB stock with book value and estimated market value of $17,826,500 and $10,270,600, respectively. The estimated market value of such investments are their redemption values.

8- IMPAIRED LOANS

         At March 31, 1999, the Corporation had $14.7 million ($14.3 million at December 31, 1998) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $4.2 million ($3.8 million at December 31, 1998). As of both periods, no increases in the provision for loan losses were necessary, since the allowance provided already covered the estimated impairment. There were no consumer loans over $1,000,000 considered impaired as of March 31, 1999 and December 31, 1998. The average recorded investment in impaired loans amounted to $14.5 million for the three months ended on March 31, 1999 (1998 - $10.8 million). Interest income in the amount of approximately $302,000 was recognized on impaired loans for the period ended on March 31, 1999. No interest income was recognized in the period ended on March 31, 1998 on the portfolio of impaired loans during the period they were impaired.


9 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:
                                                                             March 31,          December 31,
                                                                                1999               1998
                                                                         ------------------    --------------
Real estate loans:
Secured by first mortgages:
    Residential                                                             $244,354,874            $237,560,711
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                        5,571,414               8,185,232
       Puerto Rico Housing Bank and Finance Agency                            37,159,688              38,515,744
Secured by second mortgages                                                    5,405,975               4,956,196
                                                                           -------------            ------------
                                                                             292,491,951             289,217,883
    Deferred loan and commitment fees - net                                  ( 6,857,227)            ( 6,848,311)
                                                                          --------------            ------------
Real estate loans                                                            285,634,724             282,369,572
                                                                           -------------            ------------

Construction, land acquisition and land improvements                         163,762,960             161,498,219
Undisbursed portion of loans in process                                      (99,046,453)            (98,535,025)
                                                                        ----------------          --------------
Construction loans                                                            64,716,507              62,963,194
                                                                        ----------------          --------------

Commercial loans:
    Commercial loans                                                         378,552,598             368,548,532
    Commercial mortgage                                                      343,084,961             332,219,186
                                                                         ---------------          --------------
Commercial loans                                                             721,637,559             700,767,718
                                                                         ---------------          --------------

Finance leases                                                                60,879,660              52,214,183
                                                                         ---------------          --------------

Consumer and other loans:
    Personal                                                                 458,711,065             463,052,946
    Personal lines of credit                                                   9,514,333               9,535,354
    Auto                                                                     520,765,767             512,116,471
    Boat                                                                      35,592,929              32,208,879
    Credit card                                                              122,423,845             125,955,592
    Home equity reserve loans                                                  3,184,354               3,385,220
    Unearned interest                                                       (146,964,349)           (145,284,440)
                                                                         ---------------         ---------------
                                                                           1,003,227,944           1,000,970,022
Agency for International Development                                             125,300                 128,066
                                                                     -------------------      ------------------
Consumer and other loans                                                   1,003,353,244           1,001,098,088
                                                                         ---------------          --------------
Loans receivable                                                           2,136,221,694           2,099,412,756
Loans held for sale                                                           25,526,339              20,641,628
                                                                       -----------------       -----------------
Total loans                                                                2,161,748,033           2,120,054,384
Allowance for loan losses                                                    (68,717,146)            (67,854,066)
                                                                       -----------------       -----------------
Total loans-net                                                           $2,093,030,887          $2,052,200,318
                                                                          ==============          ==============


10 - SEGMENT INFORMATION

          The Corporation has three reportable segments: Retail business, Treasury and Investments, and Commercial Corporate business. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation's organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

          The Retail business segment is composed of the Corporation's branches and loan centers together with the retail products of deposits and consumer loans. Certain small commercial loans originated by the branches are included in the Retail business. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in Retail business. The Commercial Corporate segment is composed of commercial loans and corporate services such as letters of credit and cash management. The Treasury and Investment segment is responsible for the Corporation investment portfolio and treasury functions.

     The accounting  policies of the segments are the same as those described in
Note 2 - "Summary of Significant Accounting Policies."

          The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses. The segments are also evaluated based on the average volume of its earning assets less the allowance for loan losses.

          The only intersegment transaction is the net transfer of funds between the segments and the Treasury and Investment segment. The Treasury and Investment segment sells funds to the Retail and Commercial Corporate segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charge or credit by Investment and Treasury is based on market rates.

          The following table presents information about the reportable segments (in thousands):

                                                                               Treasury and      Commercial
                                                                   Retail      Investments         Corporate      Total
For the quarter ended March 31, 1999:
Interest income                                                    $44,519           $27,269         $15,355       $87,143
Net (charge) credit for transfer of funds                             (906)           10,424          (9,518)
Interest expense                                                   (13,331)          (29,215)                      (42,546)
Net interest income                                                 30,282             8,478           5,837        44,597
Provision for loan losses                                          (12,765)                           (1,035)      (13,800)
Segment income                                                      17,517             8,478           4,802        30,797
Average earning assets                                          $1,377,444        $1,762,643        $690,410    $3,830,496

For the quarter ended March 31, 1998:
Interest income                                                    $43,956           $20,890         $12,383       $77,229
Net (charge) credit for transfer of funds                              559             6,402          (6,961)            0
Interest expense                                                   (14,631)          (22,158)                      (36,789)
Net interest income                                                 29,884             5,134           5,422        40,440
Provision for loan losses                                          (20,968)                             (770)      (21,738)
Segment income                                                       8,916             5,134           4,652        18,702
Average earning assets                                          $1,394,552        $1,304,050        $508,423    $3,207,025

          The  following  table  presents  a  reconciliation  of the  reportable segment financial information to the consolidated totals (in thousands):
                                                                Three months ended March 31,
                                                               1999                            1998
                                                           ----------------------------------------
Interest income   :
Total interest income for segments                          $     87,143                    $    77,229
Interest income credited to expense accounts                   _________                            169
                                                                                         --------------
     Total consolidated interest income                     $     87,143                    $    77,398
                                                            ============                    ===========

Net income:
Total income for segments                                   $     30,797                    $    18,702
Other income                                                       8,168                         16,752
Operating expenses                                               (23,685)                       (21,423)
Income taxes                                                      (1,139)                        (1,670)
                                                           -------------                  -------------
     Total consolidated net income                          $     14,141                    $    12,361
                                                            ============                    ===========

Average assets:
Total average earning assets for segments                     $3,830,496                     $3,207,025
Average non earning assets                                       158,736                        144,382
                                                            ------------                   ------------
     Total consolidated average assets                        $3,989,232                     $3,351,407
                                                              ==========                     ==========


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                                                                Three months ended March 31,
                                                                                         1999             1998
                                                                                         ----             ----
  Condensed income statements (in thousands):
      Interest income                                                                  $87,143             $77,398
      Interest expense                                                                  42,545              36,790
                                                                                      --------            --------
      Net interest income                                                               44,597              40,608
      Provision for loan losses                                                         13,800              21,738
                                                                                      --------            --------
      Net interest income after provision
       for loan losses                                                                  30,797              18,870
      Other income                                                                       8,168              16,752
      Other operating expenses                                                          23,686              21,592
                                                                                      --------            --------
      Net income before income tax expense                                              15,280              14,031
      Income tax expense                                                                 1,139               1,670
                                                                                     ---------           ---------
      Net income                                                                       $14,141             $12,361
                                                                                       =======             =======
  Per common share results:
      Net income per common share-basic                                                  $0.48               $0.42
      Net income per common share-diluted                                                $0.48               $0.42
      Cash dividends declared                                                            $0.09              $0.075
  Selected financial ratios (in percent):
      Average yield on earning assets (1)                                                 9.48               10.07
      Cost of interest bearing liabilities                                                4.91                5.09
      Interest rate spread (1)                                                            4.57                4.98
      Net interest margin (1)                                                             5.06                5.48
      Net income to average total assets                                                  1.42                1.48
      Net income to average equity                                                       21.78               20.27
      Average equity to average total assets                                              6.51                7.28
      Dividend payout ratio                                                              18.55               17.95
      Efficiency ratio (2)                                                               46.01               45.70
  Average data (in thousands):
      Total assets                                                                  $3,989,232          $3,351,407
      Total equity                                                                     259,657             243,946

                                                                                        March 31,        December 31,
                                                                                          1999                    1998
                                                                                          ----                    ----
  Regulatory Capital Ratios (in percent):
      Total Capital to risk weighted assets                                              16.93               17.39
      Tier 1 Capital to risk weighted assets                                             11.26               11.55
      Tier 1 Capital to average assets                                                    6.33                6.59

  Balance sheet data (in thousands):
       Loans and loans held for sale (net of unearned interest)                         $2,161,748           $2,120,054
       Allowance for possible loan losses                                                   68,717               67,854
       Investments                                                                       1,778,384            1,800,489
       Total assets                                                                      4,045,229            4,017,352
       Deposits                                                                          1,847,026            1,775,045
       Borrowings                                                                        1,902,846            1,930,488
       Total capital (100% common equity)                                                  249,244              270,368

  Number of full service branches                                                               40                   40
  Loan origination offices                                                                      45                   45

  (1) On a taxable equivalent basis.
  (2) Other operating expenses to the sum of net interest income and other income.


        RESULTS OF OPERATIONS

        First BanCorp's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its earning assets, including investment securities and loans, and the interest expense on its interest bearing liabilities including deposits and borrowings. The Corporation's results of operations also depend on the provision for loan losses; other income, mainly service charges and fees on loans; operating expenses, such as personnel, occupancy and other costs; and on gains or losses on sales of securities.

        For the quarter ended on March 31, 1999, the Corporation recorded earnings of $14,141,215 or $0.48 per common share (basic and diluted), a per share increase of 14% as compared to earnings of $12,360,681 or $0.42 per common share (basic and diluted) for the first quarter of 1998.

Net Interest Income

        Net interest income for the three months ended on March 31, 1999 increased by $4.0 million, respectively, as compared with the same period in 1998; or by $4.7 million on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 4.57% and 5.06%, respectively, for the first quarter of 1999 as compared to 4.98% and 5.48%, respectively, for the first quarter of 1998.

        Part I of the following table presents average volumes and rates on a taxable equivalent basis and Part II describes the respective extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation's interest income and interest expense during the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rates), (ii) changes in rate (changes in rate multiplied by old volumes). Rate-volume variances (changes in rate multiplied by the changes in volume) have been allocated to the changes in volume and changes in rate based upon their respective percentage of the combined totals.



PART I                                                                Three months ended March 31,
                                                 Average volume         Interest  income (1) /expense     Average rate (1)
                                           1999              1998           1999             1998          1999     1998
                                           ----              ----           ----             ----          ----     ----
                                                                             (Dollars in thousands)
Earning assets:
  Deposits at banks and other
    short-term investments             $       6,579     $     10,974      $      47    $     129        2.90%       4.77%
  Government obligations                     301,307          399,991          4,323        6,403        5.82%       6.49%
  Mortgage backed securities               1,441,511          866,087         26,136       16,862        7.35%       7.90%
  FHLB stock                                  11,110           10,197            183          186        6.68%       7.40%
  Other investment                             1,964                              80                    16.49%
                                        ------------      -----------      ---------     --------
   Total investments                       1,762,470        1,287,249         30,769       23,580        7.08%       7.43%
                                         -----------      -----------       --------     --------
  Residential real estate loans              306,049          284,576          8,007        7,705       10.61%      10.98%
  Construction                                62,859            9,844          1,375          237        8.87%       9.76%
  Commercial loans                           707,712          569,471         15,264       13,403        8.75%       9.55%
  Finance leases                              55,997           40,758          1,838        1,214       13.31%      12.08%
  Consumer loans                           1,009,104        1,062,443         34,033       34,659       13.68%      13.23%
                                         -----------      -----------       --------     --------
   Total loans (2)                         2,141,720        1,967,092         60,517       57,218       11.46%      11.80%
                                         -----------      -----------       --------     --------
    Total earning assets                  $3,904,191       $3,254,341        $91,285      $80,798        9.48%      10.07%
                                          ==========       ==========        =======      =======

Interest-bearing liabilities:
  Deposits                                $1,613,746       $1,461,189        $18,293      $17,032        4.60%       4.73%
  Other borrowed funds                     1,894,915        1,467,018         24,224       19,699        5.18%       5.45%
  FHLB advances                                2,319            4,021             28           58        4.90%       5.85%
                                        ------------     ------------     ----------  -----------
  Total interest-bearing liabilities      $3,510,980       $2,932,228        $42,545      $36,789        4.91%       5.09%
                                          ==========       ==========        =======      =======
Net interest income                                                          $48,740      $44,009
                                                                             =======      =======
Interest rate spread                                                                                     4.57%       4.98%
Net interest margin                                                                                      5.06%       5.48%

(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.
(2)Non-accruing loans are included in the average balances.




PART II                                                                           Three Months Ended March 31,
                                                                                     1999 compared to 1998
                                                                        Variance            Variance
                                                                         due to              due to           Total
                                                                         volume                rate         variance
Interest income on earning assets:                                                        (In thousands)
  Deposits at banks and other
   short-term investments                                             $    (41)           $    (41)          $    (82)
  Government obligations                                                (1,465)               (615)            (2,080)
  Mortgage backed securities                                            10,904              (1,630)             9,274
  FHLB stock                                                                16                 (19)                (3)
  Other investment                                                          80                   0                 80
                                                                      --------           ---------           --------
         Total investment                                                9,494              (2,305)             7,189
                                                                        ------            --------             ------
  Residential real estate loans                                            577                (275)               302
  Construction loans                                                     1,227                 (89)             1,138
  Commercial loans                                                       3,148              (1,287)             1,861
  Finance leases                                                           491                 133                624
  Consumer loans                                                        (1,790)              1,164               (626)
                                                                        ------             -------            --------
         Total loans                                                     3,653                (354)             3,298
                                                                       -------             -------            -------
         Total interest income                                          13,147              (2,659)            10,487
                                                                        ------              ------             ------
Interest expense on interest bearing liabilities:
  Deposits                                                               1,770                (509)             1,261
  Other borrowed funds                                                   5,655              (1,130)             4,525
  FHLB advances                                                            (21)                 (9)               (30)
                                                                      --------          ----------           --------
         Total interest expense                                          7,404              (1,648)             5,756
                                                                       -------            --------            -------
Change in net interest income                                           $5,743             $(1,011)            $4,732
                                                                        ======             =======             ======

        Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $4.1 million for the three months ended on March 31, 1999, and of $3.4 million for the three months ended on March 31, 1998. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

        Interest Income

        Interest income increased by $9.7 million for the three months ended on March 31, 1999 as compared to the same period for 1998. When adjusted to a taxable equivalent basis, interest income increased by $10.5 million for the three months ended on March 31, 1999 as compared to the same period in 1998. The yield on earning assets, on a taxable equivalent basis, amounted to 9.48% and 10.07% for the three months ended on March 31, 1999 and 1998, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets. The average volume of earning assets increased by $649.9 million for the three months ended on March 31, 1999 as compared to the same period in 1998. Most of the increase in earning assets was recorded on the investment portfolio. The average volume of total investments increased by $475.2 million for the three months period ended on March 31, 1999 as compared with the same period in 1998. This increase was concentrated in mortgage backed securities.

        Interest income was also positively affected by an increase in the volume of loans. The average volume of loans increased by $174.6 million for the three months ended on March 31, 1999 as compared with the same period in 1998, due to an increase in real estate and commercial loans. Residential real estate, construction loans and commercial loans increased by $21.5 million, $53.0 million and $138.2 million, respectively, for the three months ended on March 31, 1999 as compared to the same period in 1998, partially offset by a decrease of $53.3 million in consumer loans. The increase in construction and commercial loans was the result of the Corporation's strategy of diversifying its asset base, which was concentrated in consumer loans. The decrease in consumer loans was due to the tightening of the underwriting standards effective in 1997 as a way of improving the credit quality of the portfolio.

        Interest Expense

        Interest expense increased by $5.8 million for the three months ended on March 31, 1999 as compared with the amounts recorded in the same period of 1998. The increase was the result of a higher volume of interest bearing liabilities used to fund the increase on interest earning assets. The increase in interest expense due to volume amounted to $7.4 million for the three months ended on March 31, 1999 as compared to the same period ended on March 31, 1998. The cost of interest bearing liabilities decreased from 5.09% for the three months period ended on March 31, 1998 to 4.91% for the three months period ended on March 31, 1999.

Provision for Loan Losses

         For the three months ended on March 31, 1999, the Corporation provided $13.8 million for possible loan losses as compared to $21.7 million for the same period of 1998. The provision for loan losses recorded during 1999 reflects a lower provision need due to an improvement in the credit quality of the loan portfolio.

        The Corporation maintains an allowance for possible loan losses on its portfolio at a level that Management considers adequate to provide for potential losses in the portfolio based upon an evaluation of known and inherent risks. The Corporation establishes a quarterly allowance for loan losses based on the asset classification report to cover the total amount of any assets classified as a "loss," the potential loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, value of the underlying collateral, financial condition of the borrowers and other pertinent factors. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation's control, including factors affecting the Puerto Rico economy, may contribute to delinquencies and defaults thus necessitating additional reserves.

        The following table sets forth an analysis of the activity in the allowance for possible loan losses during the periods indicated:

                                                                               For the three months ended March 31,
                                                                                      (Dollars in thousands)
                                                                               1999                         1998
                                                                           ----------                    ----------
         Allowance for loan losses, beginning of period                       $67,854                      $ 57,712
         Provision for loan losses                                             13,800                        21,738
                                                                             --------                     ---------
         Loans charged-off:
           Residential real estate
           Construction
           Commercial                                                            (536)                         (103)
           Finance leases                                                        (497)                         (730)
           Consumer                                                           (13,260)                      (20,270)
           Other assets                                                          (296)                         (267)
                                                                           ----------                     ---------
            Total charge-offs                                                 (14,589)                      (21,371)
                                                                             --------                       -------
         Recoveries of loans previously charged-off:
           Residential real estate
           Construction
           Commercial                                                              24                            62
           Finance leases                                                          27                            30
           Consumer                                                             1,492                         1,387
           Other assets                                                           109                            70
                                                                           ----------                   -----------
             Total recoveries                                                   1,652                         1,549
                                                                            ---------                     ---------
         Net charge-offs                                                       12,937                        19,822
                                                                             --------                      --------
         Allowance for loan losses, end of period                             $68,717                       $59,628
                                                                              =======                       =======
         Allowance for loan losses to total loans and
          loans held for sale                                                   3.18%                         3.04%
         Net charge-offs annualized to average loans
          outstanding during the period (1)                                     2.42%                         3.34%

         (1) For 1998 ratio excludes the annualization of $4.5 million special one-time write off of personal unsecured loans in bankruptcy status as the result of the change in the write-off policy from the regulatory requirement of 120 days to 30 days.


Other Income

                                                                                For the three months ended March 31,
                                                                                        1999                   1998

         Service charges on deposit accounts                                        $1,904,744             $  2,013,382
         Fees on loans serviced for others                                             267,550                  494,216
         Other fees on loans                                                         2,841,330                2,649,554
         Mortgage banking activities                                                                              2,478
         Rental income                                                                 641,597                  467,168
         Other operating income                                                      1,157,612                1,007,036
                                                                                   -----------            -------------
             Subtotal                                                                6,812,833                6,633,834
         Gain on sale of investments                                                 1,280,511               10,118,373
         Trading income                                                                 75,000
                                                                                 -------------             ------------
             Total                                                                  $8,168,344              $16,752,207
                                                                                    ==========              ===========

         Other income primarily consists of service charges on deposit accounts, fees on loans, servicing income, commissions derived from various banking activities, the results of trading activities and gains on sale of investments.

         Other income before gains on the sale of investments and trading activities increased by $179,000 for the three months ended on March 31, 1999 as compared to the same period in 1998.

         Service charges on deposit accounts represent an important and stable source of other income for the Corporation.

         Other fees on loans consist mainly of credit card fees and late charges collected on loans. The increase in this source of income to $2.8 million for the quarter ended on March 31, 1999 from $2.6 million during the same period in 1998 was due to fees generated on the increased portfolio of commercial loans.

         Fees on loans serviced for others primarily reflect the servicing fees for the auto loan securitizations closed in 1995. It also includes servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized. Due to the repayment of the auto loan portfolio securitized in 1995, the related servicing income decreased during the period ended on March 31, 1999 as compared to the same period in 1998.

         The Corporation's second tier subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

         The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes.

         The Corporation recorded $1.3 million during the three months ended March 31, 1999 and $10.1 million during the three months ended March 31, 1998 from gains on sale of investments securities. These sales of investments were realized as the market opportunities arose and in response to the Corporation's investment policies.

Other Operating Expenses

        The following table presents the detail of other operating expenses for the periods indicated:

                                                                            For the three months ended March 31,
                                                                                 1999                     1998
                                                                          ----------------          --------------

Employees' compensation and benefits                                        $11,221,819                 $10,200,074
Occupancy and equipment                                                       4,699,386                   3,972,882
Taxes and insurance                                                           1,631,481                   1,705,261
Net cost of operations and
  disposition of other real estate owned                                          4,786                      18,470
Amortization of debt issuance costs                                             158,945                     185,756
Professional fees                                                               547,572                     439,241
Servicing and processing fees                                                   992,388                   1,045,255
Communications                                                                1,131,071                   1,001,513
Supplies and printing                                                           253,351                     238,144
Other                                                                         3,044,895                   2,784,918
                                                                           -------------              -------------
   Total                                                                    $23,685,694                 $21,591,514
                                                                            ===========                 ===========

         Operating expenses increased to $23.7 million for the three months ended March 31, 1999 as compared to $21.6 million for the same period in 1998. Management's goal has been to make only expenditures that contribute clearly and directly to increasing the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The best measure of the success of this program is the efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other recurring income. The Corporation's efficiency ratio has been maintained in approximately 46% (46.01% and 45.7% for the three months period ended on March 31, 1999 and 1998, respectively).

         For the first quarter of 1999 as compared to the same period in 1998, salary increases, incentive compensation and increases in fringe benefits affected the salaries and benefits category for all employees. Additional employees were hired to staff two full service branches and two in-store branches that opened in 1998, to strengthen the commercial lending business, the support areas of consumer lending such as credit and collection, and other support areas of the Corporation.

         The occupancy and equipment category consists of expenses associated with premises, office and computer equipment, and other automated banking equipment. The increase was mainly affected by enhancements of hardware and software through system conversions, which have enabled the Corporation to offer new products, and to improve customer service and portfolio servicing. In addition, the increase was also due to the expansion of the branch network mentioned above. Expenses related to the year 2000 issue also affected this category (see Year 2000 section).



Provision for Income Tax

        The provision for income tax amounted to $1.1 million (or 7.45% of pretax earnings) for the three months ended on March 31, 1999 as compared to $1.7 million (or 11.9% of pretax earnings) for the same period in 1998. The decrease in income tax expense of $.6 million for the period ended on March 31, 1999 as compared to the same period in 1998 was due to the increase in the portfolio of tax exempt debt securities.

        FINANCIAL CONDITION

Assets

        Total assets as of March 31, 1999 amounted to $4,045.2 million, an increase of $27.8 million as compared to total assets as of December 31, 1998 of $4,017.4 million. The increase was mainly the result of an increase of $40.8 million in total loans (net of the allowance) net of a decrease of $22.1 million in total investments.

        The composition of loans receivable and loans available for sale after deducting the allowance for loan losses follows:

                                                      March 31,               December 31,                Increase
                                                          1999                        1998                (Decrease)
                                                     --------------          --------------------          --------
                                                                             (In thousands)
    Residential real estate loans                     $    311,160              $    303,011                $  8,149
    Construction and land loans                             64,717                    62,963                   1,754
    Commercial loans                                       721,638                   700,768                  20,870
    Finance leases                                          60,880                    52,214                   8,666
    Consumer and other loans                             1,003,353                 1,001,098                   2,255
                                                       -----------                ----------               ---------
      Total                                              2,161,748                 2,120,054                  41,694
     Allowance for loan losses                             (68,717)                  (67,854)                   (863)
                                                     -------------              ------------              ----------
      Total net                                         $2,093,031                $2,052,200                 $40,831
                                                        ==========                ==========                 =======

        The fluctuation in the loans receivable category was the net result of total loan origination of $226.4 million and repayments and other adjustments of $184.7 million. The consumer loans portfolio increased slightly due to the tightening of the Corporation's underwriting policies in placed since 1997. The increase of $20.9 million in commercial loans responded to the strategy of emphasizing this line of business.

Non-performing Assets

         Total non-performing assets are the sum of non-accruing loans, past due loans, OREO's and other repossessed properties. Past due loans are loans delinquent 90 days or more as to principal and/or interest, and still accruing interest. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

         At March 31, 1999, total non-performing assets amounted to $67.8 million (1.68% of total assets) as compared to $78.0 million (1.94% of total assets) at December 31, 1998 and $74.3 million (2.23% of total assets) at December 31, 1997. The Corporation's reserve to non-performing loans ratio was 114.7% at March 31, 1999 as compared to 94.2% and 89.5% at December 31, 1998 and 1997, respectively.

     The following table presents non-performing assets at the dates indicated:

                                                    March 31,                December 31,
                                                        1999               1998            1997
                                                    -----------        ----------      --------
                                                                    (Dollars in thousands)
Past due loans                                         $11,614           $ 15,110        $ 11,544
                                                       -------           --------        --------
Non-accruing loans:
      Residential real estate                            8,104              9,151           6,963
      Construction                                       1,043
      Commercial                                        17,012             19,355          16,869
      Finance leases                                       789              1,716           4,561
      Consumer                                          21,377             26,736          24,547
                                                      --------           --------        --------
                                                        48,325             56,958          52,939
                                                      --------           --------        --------
Non-performing loans                                    59,940             72,068          64,483
                                                      --------          ---------        --------
Other real estate owned (OREO)                           3,831              3,642           1,132
Other repossessed auto                                   2,720              1,929           7,354
Other repossessed boat                                   1,305                348           1,348
                                                     ---------         ----------       ---------
Total non-performing assets                            $67,795            $77,987         $74,317
                                                       =======            =======         =======
Non-performing assets to total assets                    1.68%              1.94%           2.23%
Non-performing loans to total loans                      2.86%              3.40%           3.29%
Allowance for loan losses                              $68,717            $67,854         $57,712
Allowance to total non-performing loans                114.65%             94.15%          89.50%

         Past Due Loans

         Past due loans are accruing commercial and consumer loans, which are contractually delinquent 90 days or more. Past due commercial loans are current as to interest but delinquent in the payment of principal. Past due consumer loans include personal lines of credit and credit card loans delinquent 90 days up to 179 days and personal loans (including small loans) delinquent 90 days up to 119 days.

         Non-accruing Loans

         Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $8.1 million (2.60% of total residential real estate loans) at March 31, 1999, as compared to $9.2 million (3.02% of total residential real estate loans) and $7.0 million (2.45% of total residential real estate loans) at December 31, 1998 and 1997, respectively.

         Construction Loans - Construction loans are classified as non-accruing when they are delinquent 90 days or more. Non-accruing construction loans amounted to $1.0 million (1.61% of total construction loans) at March 31, 1999.

         Commercial Loans - The Corporation places all commercial loans 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified and a portion of the portfolio is collateralized by liens on real property. Non-accruing commercial loans amounted to $17.0 million (2.36% of total commercial loans) at March 31, 1999 as compared to $19.4 million (2.76% of total commercial loans) and $16.9 million (3.06% of total commercial loans) at December 31, 1998 and 1997, respectively. At March 31, 1999, there were 7 non accruing loans in excess of $1.0 million with an average balance of $2.1 million.

         Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $789,000 (1.30% of total finance leases) at March 31, 1999, as compared to $1.7 million (3.29% of total finance leases) and $4.6 million (10.73% of total finance leases) at December 31, 1998 and 1997, respectively. The decrease in the ratio and amount of non accruing loans was the result of the improvement on the credit quality of the portfolio.

         Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $21.4 million (2.13% of the total consumer loan portfolio) at March 31, 1999, $26.7 million (or 2.67% of the total consumer loan portfolio) at December 31, 1998 and $24.5 million (or 2.29% of the total consumer loan portfolio) at December 31, 1997. The decrease in the ratio and amount of non-accruing loans was the result of the improvement on the credit quality of the portfolio.

         Other Real Estate Owned (OREO)

         OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated cost to sell off the real estate at the date of acquisition. Therefore, the Corporation does not expect to incur significant losses on the disposition of OREO's at March 31, 1999.

         Repossessed Property

         The Repossessed Property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats are recorded at the lower of cost or estimated fair value. Repossessed autos were recorded at the principal balance of the loans less an estimated loss on the disposition of the units.


 Sources of Funds

         As of March 31, 1999, total liabilities amounted to $3,796.0 million, an increase of $49.0 million as compared to $3,747.0 million as of December 31, 1998. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $72.0 million; (2) an increase in accounts payable and other liabilities of $4.7 million; (3) an increase in advances from FHLB - NY of $5.8 million; (4) a decrease in federal funds and securities sold under agreements to repurchase of $23.8 million; (5) a decrease in other short term borrowings of $6.5 million; (6) a decrease in term notes of $2.1 million; and (7) a decrease of $1.0 million in subordinated notes.

         The Corporation maintains unsecured standby lines of credit with other banks. At March 31, 1999, the Corporation's total unused lines of credit with these banks amounted to approximately $60,000,000 (1998 - $69,500,000). At March 31, 1999, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $2,117,495 (1998 - $20,808,133); and a commercial paper availability collateralized with personal loans owned by the Corporation in the amount of $93,915,666 (1998 - $95,254,992).

Capital

         Total stockholders' equity as of March 31, 1999 amounted to $249.2 million, decreasing by $21.2 million from the amount as of December 31, 1998. The decrease was the result of a decrease in the valuation on securities available for sale of $22.8 million, dividends paid of $2.6 million and the repurchase of 367,000 shares of common stock at a total cost of $10.1 million, net of the net income generated for the period ended on March 31, 1999 of $14.1 million, and the issuance of 13,000 shares of common stock through exercise of stock options at $176,313.

         The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

         Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio) and ratios of Tier 1 and total capital to risk-weighted assets, as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk weighting factors to the Corporation's assets, which vary from 0% to 100% depending on the nature of the asset.

         At March 31, 1999 and December 31, 1998, the Corporation exceeded the requirements for an adequately capitalized institution.

         At March 31, 1999 and December 31, 1998, the Corporation also was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events that have changed that classification.

         The Corporation's regulatory capital position was as follows:

                                                                                        Regulatory requirements
                                                                                  For capital            To  be
                                                           Actual             adequacy purposes      well capitalized
                                                     Amount       Ratio       Amount      Ratio      Amount      Ratio
At March 31, 1999                                                          (Dollars in thousands)
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $378,759    16.93%        $178,968       8%      $223,709       10%
      FirstBank                                      375,376    16.78%         178,950       8%       223,688       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $251,858    11.26%         $89,484       4%      $134,226        6%
      FirstBank                                      248,478    11.11%          89,475       4%       134,213        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $251,858     6.33%        $119,341       3%      $198,902        5%
      FirstBank                                      248,478     6.25%         119,335       3%       198,892        5%

                                                                                        Regulatory requirements
                                                                                  For capital            To  be
                                                           Actual             adequacy purposes      well capitalized
                                                     Amount       Ratio       Amount      Ratio      Amount      Ratio
At December 31, 1998                                                       (Dollars in thousands)
   Total Capital (to Risk-Weighted Assets):
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

Dividends

         During the period ended March 31, 1999, the Corporation declared a cash dividend of $0.09 per common share representing a 20% increase over the cash dividend of $0.075 per common share declared for the same period in 1998. Dividends per share were adjusted to retroactively consider the common stock split declared on April 30, 1998. The dividend declared for the period ended on March 31, 1999 amounted to $2.6 million for an annualized dividend payout ratio of 18.55% as compared to $2.2 million for the period ended March 31, 1998 (or a 17.95% dividend payout ratio).

Year 2000

         The year 2000 issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Corporation recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 problem and has established a plan to address Year 2000 risks.

         The Corporation continues its program of improving its information systems through the systematic wholesale replacement of certain hardware and software. Since October 1996, it has been the practice to install new systems that are already year 2000 enabled. Therefore, there are no additional costs associated with changes or modifications to accommodate the year 2000 issue on these new systems. All the related costs associated with the replacement of these systems are recorded as assets and amortized. Any year 2000 expenditure is expensed as incurred.

         Based on the Corporation's final action plan addressing the Year 2000 issue, Management estimates that the expenses required to modify existing computer systems enabling them for the year 2000 will be between $1.5 million and $2.0 million for 1998 and 1999. Accordingly, the amounts to be expensed will not have a significant impact on the Corporation's financial position or results of operations. For the period ended on March 31, 1999, a total of $300,000 in expenses was related to the year 2000. For 1998, a total of $650,000 in expenses was related to the year 2000 effort.

         The year 2000 action plan uses clearly articulated program criteria that is being implemented by the Corporation for compliance. Management named a Project Team, responsible for the plan implementation. The plan guides the planning and execution of all activities related to: (1) information and computerized systems, including related hardware and software; (2) non information systems (i.e., environmental, communication and security equipment);
(3) credit customers; and (4) service providers who participate in the project testing. The Corporation completed the assessment phase on these project risk areas.

         Management has substantially completed the renovation phase of the information and computerized systems risk area composed of: business applications, data center hardware, operating systems software and end-user and desktop computing.
The Corporation expects to complete the renovation by May 1999.

         Unit test and validation of the mission critical applications and was substantially completed at December 31, 1998. Integration test and validation of all information systems should be completed by June 30, 1999.

         The Corporation completed the organizational planning guidelines and business impact analysis of the Year 2000 business resumption contingency planning for all the Corporation's mission critical functions. The documentation, testing and validation of the plan is expected to be completed by June 1999.

Liquidity

         Liquidity refers to the level of cash and eligible investments readily available to meet loan and investment commitments, potential deposit outflows and debt repayments. The Corporation's liquidity position and liquidity targets are reviewed on a weekly basis by the Investment Committee, using measures of liquidity developed by Management.

         The Corporation's principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, lines of credit with the FHLB and other financial institutions, and other borrowings. The Investment Committee reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as a supplementary source of funding. The Corporation has obtained long-term funding through the issuance of notes and long-term institutional certificates of deposit, and has also obtained short term borrowings using its personal loan portfolio as collateral. The Corporation's principal uses of funds are the origination of loans and investments, and the repayment of maturing deposit accounts and borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Corporation is a defendant in a number of legal proceedings arising out of, and incidental to its business. Based on its review with counsel on the development of these matters to date, Management is of the opinion that the ultimate aggregate liability, if any, resulting from these pending proceedings will not have a material adverse effect on the accompanying consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 1999 First BanCorp held its annual meeting of stockholders. The number of shares present in person and/or by proxy at such meeting were 25,567,469 representing 87.72% of the 29,145,552 shares of common stock issued and outstanding on March 15, 1999. March 15, 1999 was the record date for the determination of the stockholders entitled to vote at the meeting.

         The following was voted upon at the Annual Meeting of Stockholders:

         (a)       The election of the following directors:
                                                           For            Withheld
                  Annie Astor de Carbonell              25,484,239            83,230
                  Rafael Bouet-Souffront                25,484,805            82,664
                  Francisco D. Fernandez                25,548,997            18,472
                  German E. Malaret                     25,549,805            17,664

         The following are the directors whose terms of office continue:

                  Angel Alvarez-Perez
                  Jose Julian Alvarez
                  Armando Lopez Ortiz
                  Hector M. Nevares
                  Antonio Pavia Villamil
                  Jose Teixidor
                  Angel L. Umpierre

         (b) Ratification of the appointment of PricewaterhouseCoopers as the Corporation's Independent Accountants for fiscal year 1999.


         The appointment of PricewaterhouseCoopers was ratified as follows:

                  For                                        25,522,368
                  Against                                        32,845
                  Abstain                                        12,256

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                           First BanCorp
                                                       Name of the Corporation




Date:                                    By:       /s/ Angel Alvarez-Perez, Esq.
                                                       Angel Alvarez-Perez, Esq.
                                                   Chairman, President and Chief
                                                          Executive Officer




Date:                                     By:       /s/ Annie Astor de Carbonell
                                                        Annie Astor de Carbonell
                                                 Senior Executive Vice President
                                                     and Chief Financial Officer