Form 10-Q
period 1999-06-30
FIRST BANCORP /PR/
filed 1999-08-12
CIK 1057706

34

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                    Quarterly Report Pursuant to Section 130
                     of the Securities Exchange Act of 1934


For the Quarter ended                                 Commission File 001-14793
June 30, 1999


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



                                 (787) 729-8200


Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of the Corporation's Common Stock outstanding as of August 10,
 1999

                                   28,998,552


                                  FIRST BANCORP
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                  PAGE

                  Item 1. Financial Statements:

                  Consolidated Statements of Financial
                      Condition as of June 30, 1999 and
                     December 31, 1998.................................................................3

                  Consolidated Statements of Income for the
                      three and six months ended on June 30, 1999 and 1998.............................4

                  Consolidated Statements of Comprehensive Income for the
                      three and six months ended on June 30, 1999 and 1998.............................5

                  Consolidated Statements of Cash Flows
                     for the six months ended on June 30, 1999 and 1998................................6

                  Consolidated Statements of Changes in
                     Stockholders' Equity..............................................................7

                  Notes to Consolidated Financial Statements...........................................8

                  Item 2. Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations.................................................18

                  Item 3. Quantitative and Qualitative Disclosures About Market Risk..................33

PART II. OTHER INFORMATION

                  Item 1. Legal Proceedings...........................................................34

                  Item 2. Changes in Securities.......................................................34

                  Item 3. Defaults Upon Senior Securities.............................................34

                  Item 4. Submission of Matters to a Vote
                            of Security Holders.......................................................34

                  Item 5. Other Information...........................................................34

                  Item 6. Exhibits and Report on Form 8-K.............................................34

SIGNATURES............................................................................................35


                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            June 30,          December 31,
                                                                               1999                 1998
                                                                      ----------------------------------
                                                                        (Unaudited)
Assets
Cash and due from depository institutions                           $      66,401,610       $   39,416,097
                                                                    -----------------       --------------
Deposits at interest with banks                                            61,449,685              525,669
                                                                   ------------------  -------------------
Debt securities available for sale, at market:
    United States and Puerto Rico Government obligations                  372,061,439          268,611,106
    Mortgage backed securities                                          1,067,187,728        1,492,538,909
    Other investment                                                        1,795,625            1,620,000
                                                                   ------------------  -------------------
        Total debt securities available for sale                        1,441,044,792        1,762,770,015
                                                                      ---------------     ----------------
Debt securities held to maturity, at cost:
    United States and Puerto Rico Government  obligations                 186,636,059           26,921,836
    Mortgage backed securities                                             74,129,414         ____________
                                                                     ----------------
                                                                          260,765,473           26,921,836
                                                                      ---------------    -----------------
Federal Home Loan Bank (FHLB) stock                                        17,826,500           10,270,600
                                                                     ----------------    -----------------

Loans held for sale                                                        29,828,901           20,641,628
Loans receivable                                                        2,317,420,524        2,099,412,756
                                                                      ---------------      ---------------
    Total loans                                                         2,347,249,425        2,120,054,384
Allowance for loan losses                                                 (70,761,579)         (67,854,066)
                                                                    -----------------     ----------------
    Total loans - net                                                   2,276,487,846        2,052,200,318
                                                                      ---------------      ---------------
Other real estate owned                                                       370,512            3,642,525
Premises and equipment - net                                               56,138,530           51,537,192
Accrued interest receivable                                                18,164,965           10,738,072
Due from customers on acceptances                                           1,701,337            2,392,338
Other assets                                                               72,191,930           56,937,413
                                                                    -----------------    -----------------
        Total assets                                                   $4,272,543,180       $4,017,352,075
                                                                       ==============       ==============
Liabilities and Stockholders' Equity
Liabilities:
    Non-interest bearing deposits                                     $   205,060,429      $   173,103,709
    Interest bearing deposits                                           2,007,238,274        1,601,941,185
    Federal funds purchased and securities
      sold under agreements to repurchase                               1,431,652,234        1,623,697,988
    Other short-term borrowings                                            70,014,761           86,594,710
    Advances from FHLB                                                                           2,600,000
    Notes payable                                                         101,000,000          118,100,000
    Bank acceptances outstanding                                            1,701,337            2,392,338
    Accounts payable and other liabilities                                 44,011,953           39,058,247
                                                                    -----------------    -----------------
                                                                        3,860,678,988        3,647,488,177
Subordinated notes                                                         93,560,080           99,495,830
                                                                    -----------------    -----------------
Stockholders' equity:
    Preferred stock, authorized 50,000,000 shares; issued and
     outstanding 3,600,000 shares at $25.00 liquidation value per share    90,000,000
    Common stock, $1.00 par value, authorized 250,000,000 shares;         -----------     ----------------
      issued 29,612,552 shares                                             29,612,552           29,599,552
    Less: Treasury Stock (486,600 shares at par)                             (486,600)            (100,000)
                                                                   ------------------    -----------------
    Common stock outstanding                                               29,125,952           29,499,552
                                                                     ----------------      ---------------
    Additional paid-in capital                                             20,365,299           23,575,936
    Capital reserve                                                        30,000,000           30,000,000
    Legal surplus                                                          60,454,469           53,454,469
    Retained earnings                                                     131,391,451          125,088,180
    Accumulated other comprehensive income - unrealized gain (loss)
        on securities available for sale, net of tax                      (43,033,059)           8,749,931
                                                                   ------------------  -------------------
                                                                          318,304,112          270,368,068
                                                                   ------------------     ----------------
Contingencies and commitments                                           _____________         ____________
        Total liabilities and stockholders' equity                     $4,272,543,180       $4,017,352,075
                                                                       ==============       ==============
The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended                 Six      Months   Ended
                                                   June 30,            June 30,          June 30,        June 30,
                                                    1999                1998               1999           1998

Interest income:
  Loans                                           $63,054,556        $57,775,887     $122,930,672      $114,283,953
  Investments                                      23,901,459         19,764,701       50,985,175        40,468,191
  Dividends on FHLB stock                             299,553            190,766          482,551           376,852
                                               --------------    ---------------  ---------------   ---------------
     Total interest income                         87,255,568         77,731,354      174,398,398       155,128,996
                                                 ------------      -------------      -----------      ------------

Interest expense:
  Deposits                                         20,553,161         17,234,671       38,847,149        34,266,607
  Short term borrowings                            16,965,078         15,561,695       37,632,867        31,441,318
  Long term borrowings                              3,396,666          3,741,099        6,980,253         7,619,193
                                                -------------      -------------    -------------     -------------
     Total interest expense                        40,914,905         36,537,465       83,460,269        73,327,118
                                                 ------------       ------------      ------------     ------------
     Net interest income                           46,340,663         41,193,889       90,938,129        81,801,878
                                                 ------------       ------------     ------------      ------------

Provision for loan losses                          12,949,500         13,929,000       26,749,500        35,667,000
                                                 ------------       ------------     ------------      ------------

Net interest income after provision
 for loan losses                                   33,391,164         27,264,889       64,188,629        46,134,878
                                                 ------------       ------------     ------------       -----------

Other income:
  Service charges on deposit accounts               2,056,634          1,901,966        3,961,378         3,915,348
  Fees on loans serviced for others                   220,757            440,852          488,307           935,068
  Other fees on loans                               3,075,093          2,791,983        5,916,423         5,441,537
  Mortgage banking activities                          11,549                              11,549             2,478
  Trading income                                                         250,000           75,000           250,000
  Gain on sale of investments                          27,775          1,564,696        1,308,286        11,683,069
  Other operating income                            2,134,101          1,898,446        3,933,310         3,372,650
                                                 ------------      -------------    -------------      ------------
     Total other income                             7,525,909          8,847,943       15,694,253        25,600,150
                                                 ------------      -------------     ------------      ------------

Other operating expenses:
  Employees' compensation and benefits             11,346,767         10,539,097       22,568,586        20,739,171
  Occupancy and equipment                           4,744,522          4,087,178        9,443,908         8,060,060
  Taxes and insurance                               1,631,492          1,710,622        3,262,973         3,415,883
  Other                                             6,489,777          6,035,212       12,622,786        11,748,509
                                               --------------      -------------    -------------      ------------
     Total other operating expenses                24,212,558         22,372,109       47,898,253        43,963,623
                                                -------------       ------------    -------------       -----------

Income before income tax provision                 16,704,514         13,740,723       31,984,629        27,771,405
Income tax provision                                1,311,000          1,040,000        2,449,900         2,710,000
                                                -------------      -------------    -------------      ------------

Net income                                        $15,393,514        $12,700,723      $29,534,729       $25,061,405
                                                  ===========        ===========      ===========       ===========

Net income per common share - basic                    $0.49               $0.43            $0.97             $0.85
                                                       =====               =====            =====             =====
Net income per common share - diluted                  $0.49               $0.43            $0.97             $0.84
                                                       =====               =====            =====            ======


                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended                  Six Months Ended

                                                   June 30,            June 30,          June 30,        June 30,
                                                       1999                1998             1999             1998

Net Income                                         $15,393,514        $12,700,723      $29,534,729       $25,061,405
                                                   -----------        -----------      -----------       -----------
Other comprehensive income net of tax:
Unrealized gain (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                  (29,059,069)         4,605,300      (50,885,772)      (10,840,468)
      Less: reclassification adjustment
        for gains included in net income               (34,520)           778,382          897,218        (8,367,162)
                                                 -------------       ------------     ------------     -------------

Total other comprehensive income                   (29,024,549)         3,826,918      (51,782,990)       (2,473,306)
                                                 -------------       ------------    -------------     -------------

Comprehensive income                              $(13,631,035)       $16,527,641     $(22,248,261)      $22,588,099
                                                  ============        ===========     ============       ===========

The accompanying notes are an integral part of these statements.

                              FIRSTBANK PUERTO RICO
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months      Six Months
                                                                                        Ended           Ended
                                                                                  June 30, 1999    June 30, 1998
Cash flows from operating activities:
  Net income                                                                   $   29,534,730   $  25,061,405
                                                                               --------------   -------------
  Adjustments to reconcile net income to net cash:
    Depreciation                                                                    3,589,147       4,181,233
    Provision for loan losses                                                      26,749,000      35,665,000
    Decrease in taxes payable                                                         (48,990)     (5,679,910)
    Increase in deferred tax asset                                                 (1,510,326)     (3,323,383)
    Decrease (increase) in accrued interest receivable                             (7,426,893)      2,311,196
    Increase in accrued interest payable                                            1,570,289         504,005
    Amortization of deferred net loan fees                                           (480,835)       (147,135)
    Gain on sale of investments                                                    (1,308,286)    (11,683,069)
    Originations of loans available for sale                                       (8,991,026)     (1,238,518)
    Decrease (increase) in other assets                                             3,742,802      (2,530,367)
    Increase in other liabilities                                                   3,055,391       2,021,213
                                                                            ---------------------------------
   Total adjustments                                                               18,940,274      20,080,266
                                                                             ---------------- ---------------
   Net cash provided by operating activities                                       48,475,004      45,141,671
                                                                             ---------------- ---------------
Cash flows from investing activities:
  Principal collected on loans                                                    289,531,014     367,636,625
  Loans originated                                                               (539,634,665)   (414,498,441)
  Purchase of loans                                                                  (196,247)     (1,205,373)
  Proceeds from sale of investments                                                 9,499,081     112,810,563
  Maturities of investment securities and money market instruments              6,069,411,536   3,363,200,348
  Purchases of investment securities and money market instruments              (6,119,688,746) (3,601,408,302)
  Additions to premises and equipment - net                                        (8,190,485)     (5,483,858)
  Proceeds from sale of real estate owned                                           3,594,699         226,000
  Proceeds from sale of auto repossessions                                          8,397,909      10,964,414
  Purchase of FHLB stock                                                           (7,555,900)       (120,300)
                                                                           ------------------ -----------------
  Net cash used in investing activities                                          (294,831,804)   (167,878,323)
                                                                             ----------------  --------------
Cash flows from financing activities:
  Proceeds from issuance of certificates of deposits and savings
   accounts                                                                     1,001,959,704     588,321,778
  Payments for maturing certificates of deposits and withdrawals
   of savings accounts                                                           (547,832,221)   (547,993,024)
  Interest credited to deposits                                                   (41,291,330)    (26,079,659)
  Proceeds from federal funds purchased and securities sold under
   repurchase agreements                                                        9,526,556,394   7,215,528,869
  Payment/maturities of federal funds purchased and securities sold
   under repurchase agreements                                                 (9,718,916,134) (6,987,340,343)
  FHLB-NY advances taken (paid)                                                    (2,600,000)      2,000,000
  Payments of term and notes payable                                              (23,035,750)    (14,250,000)
  Increase payment in other borrowings                                            (16,579,949)   (106,432,502)
  Increase (decrease) in debt securities issuance cost                                479,641        (467,356)
  Net increase in demand deposit accounts                                          24,417,654       9,047,760
  Dividends                                                                        (6,314,951)     (4,438,435)
  Exercise of stock options                                                           176,313          94,935
  Repurchase of common stock                                                                       (3,656,420)
  Issuance of preferred stock                                                      86,819,350
  Treasury stock acquired                                                         (10,496,408)
                                                                           ------------------     -----------
   Net cash provided by financing activities                                      273,342,313     124,335,603
                                                                            ---------------------------------
  Net increase (decrease) in cash and cash equivalents                             26,985,513       1,598,951
  Cash and cash equivalents at beginning of period                                 39,416,097      37,666,068
                                                                           -----------------------------------
  Cash and cash equivalents at end of period                                $      66,401,610$     39,265,019
                                                                            =================================
---------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                      $81,889,980     $72,823,113
    Income taxes                                                                    3,745,558



                                                            FIRST BANCORP
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                Unrealized
                                                                                                                 gain(loss)
                                                             Additional                                        on securities
                                   Preferred      Common      paid-in    Capital       Legal        Retained     available
                                     stock         stock      capital    reserve      surplus       earnings     for sale

Balance at December 31, 1996    $          $  15,116,651 $ 38,599,962 $10,000,000  $49,106,995   $77,711,586 $     607,119
Net income                                                                                         47,527,552
Change in valuation of
  securities available for sale                                                                                  11,424,325
Addition to legal surplus                                                             4,347,474    (4,347,474)
Addition to capital reserve                                             10,000,000                (10,000,000)
Repurchase of common stock                     (247,825)     (495,650)                             (6,156,347)
Stock option exercised                           33,000       349,249
Cash dividends                                                                                                   (7,197,417)

Balance at December 31, 1997                 14,901,826    38,453,561   20,000,000   53,454,469    97,537,900    12,031,444

Net income                                                                                         51,812,387
Change in valuation of
  securities available for sale                                                                                  (3,281,513)
Addition to capital reserve                                             10,000,000                (10,000,000)
Repurchase of common stock                     (108,800)     (217,600)                             (3,330,024)
Treasury stock                                 (100,000)      (50,000)                             (2,061,250)
Stock option exercised                           10,000       186,501
Cash dividends                                                                                     (8,870,832)
Common stock split
 on May 29, 1998                             14,796,526   (14,796,526)  __________   __________  ___________     __________
                         ----------------- ------------   -----------
Balance at December 31, 1998                 29,499,552    23,575,936   30,000,000   53,454,469   125,088,180     8,749,931


(Unaudited)
Net income for the period ended
  June 30, 1999                                                                                    29,534,729
Change in valuation of
  securities available for sale                                                                                 (51,782,990)
Issuance of preferred stock     90,000,000                 (3,180,650)
Addition to legal surplus                                                             7,000,000    (7,000,000)
Treasury stock                                 (386,600)     (193,300)                             (9,916,508)
Stock options exercised                          13,000       163,313
Cash dividends:
    Common stock                                                                                   (5,246,199)
    Preferred stock             __________   __________    __________   __________   __________    (1,068,750)   _________
                                                                                               ---------------
----------                    -----------    ----------    ----------   ----------
Balance at June 30, 1999       $90,000,000  $29,125,952   $20,365,299  $30,000,000  $60,454,469  $131,391,452  $(43,033,059)
                               ===========  ===========   ===========  ===========  ===========  ============  =============


The accompanying notes are an integral part of these statements.






                                  FIRST BANCORP

               PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         FirstBank, the Corporation's subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 41 full service banking branches in Puerto Rico and two in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. In addition, through its wholly owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

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

         In the opinion of Management, the accompanying unaudited consolidated statements of condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders' equity include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's financial position at June 30, 1999, and the results of operations and the cash flows for the three and six months ended on June 30, 1999 and 1998. The results of operations for the three and six months ended on June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

3 - STOCKHOLDERS' EQUITY

         Authorized common stock shares at June 30, 1999 and December 31, 1998 were 250,000,000, with a par value of $1.00. The Corporation has 29,125,952 shares issued and outstanding of common stock.

         Preferred stock

         The Corporation has 50,000,000 shares of authorized preferred stock with a par value of $1. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. On April 30, 1999, the Corporation issued 3,600,000 shares of preferred stock. The liquidation value per share is $25.00. Annual dividends of $1.78125 per share, are payable monthly, if declared by the board of directors.

4 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and six months ended on June 30, 1999 and 1998 are as follows:

                                                                    Three months ended             Six months ended
                                                                           June 30,                      June 30,
                                                                     1999            1998          1999          1998
                                                                     ----            ----          ----          ----
(In thousands, except per share data)

Net income                                                          $15,394        $12,701         $29,535      $25,061

Less: Preferred stock dividend                                       (1,069)        ______          (1,069)      ______
                                                                   --------                       --------

Net income - attributable to common stockholders                    $14,325        $12,701         $28,466      $25,061
                                                                    =======        =======         =======      =======

    Earnings per common share - basic:

Weighted average common shares outstanding                           29,144         29,589          29,201       29,614
                                                                   --------        -------         -------      -------

Earnings per common share - basic                                 $    0.49       $   0.43        $   0.97     $   0.85
                                                                  =========       ========        ========     ========

    Earnings per common share - diluted:

Weighted average common shares and share equivalents:
    Average common shares outstanding                                29,144         29,589          29,201       29,614
    Common stock equivalents - Options                                  268            297             275          253
                                                                  ---------     ----------        --------    ---------
         Total                                                       29,412         29,887          29,476       29,867
                                                                   --------       --------         -------      -------

Earnings per common share - diluted                                $   0.49      $    0.43         $  0.97      $  0.84
                                                                   ========      =========         =======      =======

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

         During the three and six months periods ended on June 30, 1999, the Corporation granted 3,500 and 5,500 options, respectively, to buy shares of the Corporation's common stock. Each option granted in 1999 has an exercise price of $26.44 (quarter) and $26.26 (semester), equal to the quoted market price of the stock at the grant date, therefore no compensation cost was recognized on the options granted. During the three and six months period ended on June 30, 1998, the Corporation granted 57,000 and 117,000 options, respectively, to buy shares of the Corporation's common stock. Each option granted in 1998 has a weighted exercise price of $27.75 (quarter) and $23.36 (semester), equal to the quoted market price of the stock at the grant date, therefore no compensation cost was recognized on the options granted.

         Had compensation cost for the stock options granted been determined based on the fair value at the grant date the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro forma earnings per common share                               Three months ended                Six months ended
                                                                        June 30,                        June 30,
(In thousands except per share data)                           1999                1998           1999              1998
                                                               ----              ------            ----              ----

Net income attributable to common stockholders                  $14,287          $12,108         $28,404        $24,141

Earnings per common share - basic                                 $0.49            $0.41           $0.97          $0.82

Earnings per common share - diluted                               $0.49            $0.41           $0.96          $0.81

         The Corporation uses the binomial model for the computation of the fair value of each option granted to buy shares of the Corporation's common stock. The fair value of each option granted during the second quarter of 1999 and 1998 was estimated using the following assumptions: dividend growth of 22.4% (1999) and 22.5% (1998); expected life of 10 years; expected volatility of 36.6% (1999) and 27.6% (1998) and risk-free interest rate of 5.2% (1999) and 5.6% (1998). The estimated fair value of the options granted was $10.98 (1999) and $10.39 (1998) per option.

         The fair value of each option granted during the first semester of 1999 and 1998 was estimated using the following assumptions: weighted dividend growth of 22.0% (1999) and 21.2% (1998); expected life of 10 years; weighted expected volatility of 36.1% (1999) and 28.6% (1998) and weighted risk-free interest rate of 5.1% (1999) and 5.4% (1998). The weighted estimated fair value of the options granted was $11.21 (1999) and $7.87 (1998) per option.

5- DEBT SECURITIES HELD FOR TRADING

     At June 30, 1999 and December 31, 1998, there were no securities held for trading purposes or options on such securities.

         The net gain from the sale of trading securities amounted to $75,000 during the six months ended on June 30, 1999 and $250,000 during the three and six months ended June 30, 1998. These earnings were included as trading income. No net revenue from the sale of trading securities was recorded during the second quarter of 1999.

6 - DEBT SECURITIES

         The amortized cost, gross unrealized gains and losses, approximate market value, taxable equivalent weighted average yield and maturities of debt securities were as follows:

Debt securities available for sale
                                                                  (Dollars in thousands)
                                            June 30, 1999                            December 31, 1998
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%
U.S. Treasury Securities:
     After 5 to 10 years   $  39,553           $(2,728)     $36,825   4.91
     After 10 years           67,424            (5,124)      62,300   5.91
Obligations of other U.S.
 Government Agencies:
     Within 1 year           243,368               (56)     243,313   4.71   $240,040      $ 51             $240,091    5.00
     After 10 years           26,522            (2,210)      24,313   8.43     25,619              $(159)     25,460    8.32
Puerto Rico Government
 Obligations:
     After 10 years            5,296    $15    _______        5,311   6.99      2,964        96     ____       3,060    7.18
                          ----------   ----             -----------       -----------    ------          -----------
Total                       $382,163    $15   $(10,118)    $372,062   5.23   $268,623      $147    $(159)   $268,611    5.35
                            ========    ===   ========     ========          ========      ====    =====    ========

Mortgage  backed  securities-  Federal Home Loan  Mortgage  Corporation  (FHLMC)
certificates:
  Within 1 year             $  2,885                        $ 2,885   6.35 $    4,564    $   19            $   4,583    7.84
  After 1 to 5 years              83   $  2                      85  10.28      1,001         9                1,010    8.14
  After 5 to 10 years         11,677             $(123)      11,554   7.17     10,169       149               10,318    7.68
  After 10 years              26,198    336      _____       26,534   9.45     32,363       802               33,166    9.07
                            --------   ----                 -------       -----------    ------ --------  ----------
                              40,844    338       (123)      41,059   8.56     48,098       979               49,077    8.64
                            --------      ----       ------ -------             ----------- ------  ------------------
Government National
 Mortgage Association
(GNMA) certificates:
  After 5 to 10 years          3,969               (74)       3,894   6.48
  After 10 years           1,051,305  1,432    (49,905)   1,002,833   7.12  1,411,369     9,936    $(357)  1,420,947    6.91
                           ---------  -----    -------    ---------         ---------     -----    -----   ---------
                           1,055,274  1,432    (49,979)   1,006,727   7.11  1,411,369     9,936     (357)  1,420,947    6.91
                           ---------  -----    -------    ---------         ---------     -----    -----   ---------




Federal National
 Mortgage Association
(FNMA) certificates:
  Within 1 year                1,290                (1)       1,289   6.63        157         1                  158    8.23
  After 1 to 5 years             835      8                     843   8.94      2,691        30                2,721    8.40
  After 5 to 10 years                                                             274        11                  285   10.28
  After 10 years              12,860    472        (39)      13,294  10.33     14,299       605      (10)     14,894   10.35
                         ----------- -----------------  -----------          --------     -----    -----  ----------
                              14,985    480        (40)      15,426  10.10     17,422       646      (10)     18,058   10.02
                         ----------- -----------------  -----------          --------     -----    -----  ----------
Mortgage pass through
 certificates:
After 10 years                 2,582    703    _______        3,285   9.51       2,764      767    _____       3,530    9.33
                       --------------------            ------------          ---------  --------         -----------

Real Estate Mortgage
 Interest Conduit:
  Within 1 year                  651      40   _______           691 18.17
                     -----------------------          --------------
  After 1 to 5 years                                                              865        62                  927   11.63
                                                                        -------------     --------------------------
Total                     $1,114,336 $2,993   $(50,142)  $1,067,188   7.22 $1,480,516   $12,390    $(367) $1,492,539    7.02
                          ========== ======   ========   ==========        ==========   =======    =====  ==========

Other Investment:
   After 5 to 10 years        $1,922             $(127)      $1,795  17.23     $1,964              $(344)     $1,620   15.76
                              ======             =====       ======            ======              =====      ======

Debt securities held to maturity
                                                                    (Dollars in thousands)
                                             June 30, 1999                            December 31, 1998
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%

Obligations of other U.S.
 Government Agencies:
   Within 1 year                                                              $   500           $  (2)     $   498   3.37
   After 10 years               $70,649         $(4,545)  $66,104     9.12     23,051     $569              23,620  10.20
   Puerto Rico Government
    Obligations:
    After 10 years                3,480    $ 200  _____     3,680     7.53      3,371      204               3,575   7.41
                              ---------    -----        ---------           ---------   -------------     --------
   Total                        $74,129    $ 200$(4,545)  $69,784     9.04    $26,922    $ 773   $ (2)     $27,693   9.73
                                =======    ============   =======             =======    =====   ====      =======
Mortgage backed securities:
   Government National
   Mortgage Association
   (GNMA) certificates
      After 10 years           $186,636         $(2,451) $184,185     7.87
                               ========         =======  ========

         Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on debt securities held for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

7 - INVESTMENT IN FHLB STOCK

         At June 30, 1999 and December 31, 1998, there were investments in FHLB stock with book value and estimated market value of $17,826,500 and $10,270,600, respectively. The estimated market value of such investments are their redemption values.

8- IMPAIRED LOANS

         At June 30, 1999, the Corporation had $4.3 million ($14.3 million at December 31, 1998) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $1.0 million ($3.8 million at December 31, 1998). As of both periods, no increases in the provision for loan losses were necessary, since the allowance provided already covered the estimated impairment. There were no consumer loans over $1,000,000 considered impaired as of June 30, 1999 and December 31, 1998. The average recorded investment in impaired loans amounted to $9.3 million for the six months ended on June 30, 1999 (1998 - $13.0 million). Interest income in the amount of approximately $164,000 and $373,000 was recognized on impaired loans for the period ended on June 30, 1999 and 1998, respectively.

9 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:

                                                                             June 30,            December 31,
                                                                                1999                     1998
                                                                         ------------------    --------------
Real estate loans:
Secured by first mortgages:
    Residential                                                             $250,639,934            $237,560,711
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                        6,555,612               8,185,232
       Puerto Rico Housing Bank and Finance Agency                            35,812,190              38,515,744
Secured by second mortgages                                                    5,523,788               4,956,196
                                                                       -----------------         ---------------
                                                                             298,531,524             289,217,883
    Deferred loan and commitment fees - net                                   (6,093,639)            ( 6,848,311)
                                                                       -----------------         ---------------
Real estate loans                                                            292,437,885             282,369,572
                                                                         ---------------           -------------

Construction, land acquisition and land improvements                         214,397,767             161,498,219
Undisbursed portion of loans in process                                     (123,780,835)            (98,535,025)
                                                                         ---------------          --------------
Construction loans                                                            90,616,932              62,963,194
                                                                        ----------------          --------------

Commercial loans:
    Commercial loans                                                         471,211,126             368,548,532
    Commercial mortgage                                                      392,678,043             332,219,186
                                                                         ---------------          --------------
Commercial loans                                                             863,889,169             700,767,718
                                                                         ---------------          --------------

Finance leases                                                                69,609,534              52,214,183
                                                                        ----------------          --------------

Consumer and other loans:
    Personal                                                                 454,062,877             463,052,946
    Personal lines of credit                                                   9,178,048               9,535,354
    Auto                                                                     526,085,991             512,116,471
    Boat                                                                      33,909,401              32,208,879
    Credit card                                                              123,968,105             125,955,592
    Home equity reserve loans                                                  2,946,220               3,385,220
    Unearned interest                                                       (149,401,038)           (145,284,440)
                                                                        ----------------         ---------------
                                                                           1,000,749,604           1,000,970,022
Agency for International Development                                             117,400                 128,066
                                                                     -------------------      ------------------
Consumer and other loans                                                   1,000,867,004           1,001,098,088
                                                                         ---------------          --------------
Loans receivable                                                           2,317,420,524           2,099,412,756
Loans held for sale                                                           29,828,901              20,641,628
                                                                       -----------------       -----------------
Total loans                                                                2,347,249,425           2,120,054,384
Allowance for loan losses                                                    (70,761,579)            (67,854,066)
                                                                       -----------------       -----------------
Total loans-net                                                           $2,276,487,846          $2,052,200,318
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

          The following table presents information about the reportable segments (in thousands):

                                                                               Treasury and      Commercial
                                                                   Retail      Investments         Corporate      Total
For the quarter ended June 30, 1999:
Interest income                                                    $42,176           $24,203         $20,876       $87,255
Net (charge) credit for transfer of funds                            1,897             7,911          (9,808)
Interest expense                                                   (14,159)          (26,756)                      (40,915)
Net interest income                                                 29,914             5,358          11,068        46,340
Provision for loan losses                                          (12,472)                             (478)      (12,950)
Segment income                                                      17,442             5,358          10,590        33,390
Average earning assets                                          $1,320,395        $1,570,105        $837,868    $3,728,368

For the period ended June 30, 1999:
Interest income                                                    $88,689           $51,473         $34,237      $174,399
Net (charge) credit for transfer of funds                           (1,369)           20,070         (18,701)
Interest expense                                                   (27,490)          (55,970)                      (83,460)
Net interest income                                                 59,830            15,573          15,536        90,939
Provision for loan losses                                          (25,237)                           (1,513)      (26,750)
Segment income                                                      34,593            15,573          14,023        64,189
Average earning assets                                          $1,314,811        $1,661,486        $800,981    $3,777,278

                                                                               Treasury and      Commercial
                                                                   Retail      Investments         Corporate      Total

For the quarter ended June 30, 1998:
Interest income                                                    $45,027           $19,955         $12,587       $77,569
Net (charge) credit for transfer of funds                            1,333             5,652          (6,985)
Interest expense                                                   (15,046)          (21,490)                      (36,536)
Net interest income                                                 31,314             4,117           5,602        41,033
Provision for loan losses                                          (13,884)                              (45)      (13,929)
Segment income                                                      17,430             4,117           5,557        27,104
Average earning assets                                          $1,304,242        $1,223,149        $597,856    $3,125,247

For the period ended June 30, 1998:
Interest income                                                    $88,983           $40,845         $24,970      $154,798
Net (charge) credit for transfer of funds                            1,892            12,054         (13,946)
Interest expense                                                   (29,677)          (43,648)                      (73,325)
Net interest income                                                 61,198             9,252          11,023        81,473
Provision for loan losses                                          (34,852)                             (815)      (35,667)
Segment income                                                      26,346             9,252          10,208        45,806
Average earning assets                                          $1,319,541        $1,248,241        $593,232    $3,161,014




         The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):
                                                                 Three months ended                  Six months ended
                                                                      June 30,                             June 30,
                                                                 1999           1998              1999            1998
                                                             -------------   -----------      -----------     --------
Interest income:
Total interest income for segments                              $87,255         $77,569          $174,399        $154,798
Interest income credited to expense accounts                                        162                               331
     Total consolidated interest income                         $87,255         $77,731          $174,399        $155,129

Net income:
Total income for segments                                       $33,390         $27,104           $64,189          45,806
Other income                                                      7,526           8,848            15,694          25,600
Operating expenses                                              (24,212)        (22,211)          (47,898)        (43,635)
Income taxes                                                     (1,311)         (1,040)           (2,450)         (2,710)
     Total consolidated net income                              $15,393         $12,701           $29,535         $25,061

Average assets:
Total average earning assets for segments                    $3,728,368      $3,125,247        $3,777,278      $3,161,014
Average non earning assets                                      191,227         148,939           177,135         151,783
     Total consolidated average assets                       $3,919,595      $3,274,186        $3,954,413      $3,312,797





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA

                                                                    Three Months Ended      Six Months Ended
                                                                        June 30,                  June 30,
                                                                  1999          1998         1999         1998
                                                               ----------     --------    ---------     ------
  Condensed income statements (in thousands):
      Interest income                                             $87,256      $77,731     $174,398     $155,129
      Interest expense                                             40,915       36,537       83,460       73,327
                                                                 --------      -------    ---------     --------
      Net interest income                                          46,341       41,194       90,938       81,802
      Provision for loan losses                                    12,950       13,929       26,750       35,667
                                                                 --------      -------    ---------     --------
      Net interest income after provision
       for loan losses                                             33,391       27,265       64,189       46,135
      Other income                                                  7,498        7,283       14,386       13,917
      Gain on sale of investments                                      28        1,565        1,308       11,683
      Other operating expense                                      24,213       22,372       47,898       43,964
                                                                 --------     --------     --------    --------
      Net income before income tax expense                         16,705       13,741       31,985       27,771
      Income tax expense                                            1,311        1,040        2,450        2,710
                                                                ---------     --------    ---------    ---------
      Net income                                                  $15,394      $12,701      $29,535      $25,061
                                                                  =======      =======      =======      =======
  Per common share results:
      Net income per common share - basic                           $0.49        $0.43        $0.97        $0.85
      Net income per common share - diluted                         $0.49        $0.43        $0.97        $0.84
      Cash dividends declared                                       $0.09       $0.075        $0.18        $0.15
  Selected financial ratios (in percent):
      Average yield on earning assets (1)                            9.38        10.17         9.43        10.12
      Cost of interest bearing liabilities                           4.87         5.12         4.89         5.10
      Interest rate spread (1)                                       4.51         5.05         4.54         5.02
      Net interest margin (1)                                        5.10         5.57         5.08         5.53
      Net income to average total assets                             1.57         1.55         1.49         1.51
      Net income to average total equity                            20.20        20.88        20.92        20.57
      Net income to average common equity                           23.53        20.88        22.64        20.57
      Average equity to average total assets                         7.78         7.43         7.14         7.35
      Dividend payout ratio                                         18.31        17.48        18.43        17.71
      Efficiency ratio (2)                                          44.97        46.15        45.48        45.93

                                                                                         June 30,        December 31,
                                                                                          1999               1998
                                                                                          ----               ----
  Regulatory Capital Ratios (in percent):
      Total Capital to risk weighted assets                                              19.75               17.39
      Tier 1 Capital to risk weighted assets                                             14.57               11.55
      Tier 1 Capital to average assets                                                    8.87                6.59

Balance sheet data (in thousands):
       Loans and loans held for sale (net of unearned interest)                         $2,347,249       $2,120,054
       Allowance for possible loan losses                                                   70,762           67,854
       Investments                                                                       1,781,087        1,800,489
       Total assets                                                                      4,272,543        4,017,352
       Deposits                                                                          2,212,299        1,775,045
       Borrowings                                                                        1,696,227        1,930,488
       Total capital                                                                       318,304          270,368

  Number of full service branches                                                               43               40
  Loan origination offices                                                                      43               45

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

        For the quarter ended on June 30, 1999, the Corporation recorded earnings of $15,393,514 or $0.49 per common share (basic and diluted), a per share increase of 14% as compared to earnings of $12,700,723 or $0.43 per common share (basic and diluted) for the second quarter of 1998. Earnings for the six months ended on June 30,1999 amounted to $29,534,729 or $0.97 per common share (basic and diluted), as compared to earnings of $25,061,405 or $0.85 per common share (basic) and $0.84 per common share (diluted) for the same period of 1998. On a per share basis-diluted, earnings for the six months ended on June 30, 1999 increased by 15.5% as compared to earnings for the six months ended on June 30, 1998.

Net Interest Income

        Net interest income for the three and six months ended on June 30, 1999 increased by $5.1 million and $9.1 million, respectively, as compared with the same periods in 1998; or by $4.4 million and $9.1 million, respectively, on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 4.51% and 5.10%, respectively, for the second quarter of 1999 as compared to 5.05% and 5.57%, respectively, for the second quarter of 1998. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 4.54% and 5.08%, respectively, for the six months ended on June 30, 1999 as compared to 5.02% and 5.53%, respectively, for the six months ended on June 30, 1998.

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



PART I                                                                  Three months ended June 30,
                                                 Average volume      Interest  income (1) /expense        Average rate (1)
                                           1999              1998           1999             1998          1999     1998
                                           ----              ----           ----             ----          ----     ----
                                                                            (Dollars in thousands)
Earning assets:
  Deposits at banks and other
    short-term investments            $       14,100      $     1,508       $    168    $      30        4.78%       7.98%
  Government obligations                     432,089          352,657          6,264        5,516        5.81%       6.27%
  Mortgage backed securities               1,136,197          862,091         19,150       16,604        6.76%       7.73%
  FHLB stock                                  17,827           10,271            300          191        6.75%       7.46%
  Other investment                             1,958              646             83           19       17.04%      11.80%
                                      -------------- ----------------    -----------  -----------
   Total investments                       1,602,170        1,227,173         25,965       22,360        6.50%       7.31%
                                         -----------      -----------       --------     --------
  Residential real estate loans              316,297          285,388          7,799        8,024        9.89%      11.28%
  Construction                                76,100           11,672          1,656          294        8.73%      10.10%
  Commercial loans                           768,742          593,336         18,550       13,969        9.68%       9.44%
  Finance leases                              63,985           38,388          2,085        1,855       13.07%      19.38%
  Consumer loans                           1,002,878        1,032,914         33,544       34,325       13.42%      13.33%
                                         -----------      -----------       --------     --------
Total loans (2)                            2,228,003        1,961,699         63,634       58,467       11.46%      11.95%
                                         -----------      -----------       --------     --------
    Total earning assets                  $3,830,173       $3,188,872        $89,598      $80,826        9.38%      10.17%
                                          ==========       ==========        =======      =======

Interest-bearing liabilities:
  Deposits                                $1,787,296       $1,467,922        $20,554      $17,235        4.61%       4.71%
  Other borrowed funds                     1,585,331        1,387,694         20,354       19,221        5.15%       5.56%
  FHLB advances                                  663            5,810              8           83        4.84%       5.73%
                                     ---------------   --------------   ------------  -----------
  Total interest-bearing liabilities      $3,373,289       $2,861,426        $40,916      $36,539        4.87%       5.12%
                                          ==========       ==========        =======      =======
Net interest income                                                          $48,682      $44,287
                                                                             =======      =======
Interest rate spread                                                                                     4.51%       5.05%
Net interest margin                                                                                      5.10%       5.57%

                                                                           Six months ended June 30,
                                                 Average volume         Interest  income (1) /expense    Average rate (1)
                                           1999              1998           1999             1998          1999     1998
                                           ----              ----           ----             ----          ----     ----
                                                                             (Dollars in thousands)
Earning assets:
  Deposits at banks and other
    short-term investments            $       11,360      $     6,214       $    215    $     159        3.82%       5.16%
  Government obligations                     367,059          376,193         10,581       11,918        5.81%       6.39%
  Mortgage backed securities               1,288,010          864,079         45,295       33,466        7.09%       7.81%
  FHLB stock                                  14,487           10,234            483          377        6.72%       7.43%
  Other investment                             1,961              325            163           26       16.77%      16.06%
                                      -------------- ----------------    -----------  -----------
   Total investments                       1,682,877        1,257,045         56,738       45,946        6.80%       7.37%
                                         -----------      -----------       --------     --------
  Residential real estate loans              311,201          283,984         15,806       15,729       10.24%      11.17%
  Construction                                69,516           11,763          3,031          531        8.79%       9.10%
  Commercial loans                           738,395          581,469         33,814       27,372        9.23%       9.49%
  Finance leases                              60,014           39,567          3,923        3,069       13.18%      15.64%
  Consumer loans                           1,005,974        1,047,597         67,577       68,984       13.55%      13.28%
                                         -----------      -----------     ----------   ----------
Total loans (2)                            2,185,100        1,964,380        124,151      115,685       11.46%      11.88%
                                         -----------      -----------     ----------    ---------
    Total earning assets                  $3,867,978       $3,221,425       $180,889     $161,631        9.43%      10.12%
                                          ==========       ==========       ========     ========

Interest-bearing liabilities:
  Deposits                                $1,701,000       $1,464,574        $38,847      $34,267        4.61%       4.72%
  Other borrowed funds                     1,739,268        1,427,137         44,578       38,920        5.17%       5.50%
  FHLB advances                                1,486            4,920             36          141        4.88%       5.78%
                                     ---------------   --------------   ------------  -----------
  Total interest-bearing liabilities      $3,441,754       $2,896,631        $83,461      $73,328        4.89%       5.10%
                                          ==========       ==========        =======      =======
Net interest income                                                          $97,428      $88,303
                                                                             =======      =======
Interest rate spread                                                                                     4.54%       5.02%
Net interest margin                                                                                      5.08%       5.53%


     (1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

     (2) Non-accruing loans are included in the average balances.



 PART II                                      Three months ended on June 30,          Six months ended on June 30,
                                                    1999 compared to 1998                1999 compared to 1998
                                        -------------------------------------        -------------------------------
                                           Variance        Variance                  Variance    Variance
                                            due to         due to     Total           due to      due to       Total
                                             volume         rate     variance         volume       rate      variance
                                                                         (In thousands)
Interest income on earning assets:
  Deposits at banks and other
   short-term investments                       $201     $    (63)    $   138         $   116    $    (60)  $      56
  Government obligations                       1,200         (452)        748            (284)     (1,053)     (1,337)
  Mortgage backed securities                   4,960       (2,414)      2,546          15,745      (3,916)     11,829
  FHLB stock                                     134          (25)        109             150         (44)        106
  Other investment                                53           11          64             133           1         134
                                           ---------    ---------    --------       ---------    --------  ----------
     Total investments                         6,548       (2,943)      3,605          15,860      (5,072)     10,788
                                             -------      --------     ------         -------      ------      ------
  Consumer loans                              (1,003)         222        (781)         (2,786)      1,379      (1,406)
  Real estate loans                              818       (1,043)       (225)          1,457      (1,380)         77
  Construction loans                           1,515         (153)      1,362           2,574         (74)      2,500
  Commercial loans                             4,225          356       4,581           7,321        (879)      6,442
  Finance leases                               1,036         (806)        230           1,470        (616)        854
                                             -------     --------    --------        --------     -------    --------
     Total loans                               6,591       (1,424)      5,167          10,036       1,570       8,466
                                             -------      -------    --------         -------      ------     -------
     Total interest income                    13,139       (4,367)      8,772          25,896      (6,642)     19,254
                                              ------      -------    --------         -------      ------      ------

Interest expense on interest bearing liabilities:
  Deposits                                     3,717         (398)      3,319           5,492        (912)      4,580
  Other borrowed funds                         2,643       (1,510)      1,133           8,301      (2,643)      5,658
  FHLB advances                                  (64)         (11)        (75)            (86)        (19)       (105)
                                          ----------     --------   ----------     ----------   ----------  ---------
     Total interest expense                    6,296       (1,919)      4,377          13,707      (3,574)     10,133
                                            --------   ----------    --------        --------    --------     -------
Change in net interest income                $ 6,842      $(2,447)    $ 4,395         $12,189     $(3,065)     $9,124
                                             =======      =======     =======         =======     =======      ======

        Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $2.3 million and $6.5 million for the three and six months ended on June 30, 1999, and of $3.1 million and $6.5 million for the three and six months ended on June 30, 1998. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

        Interest Income

        Interest income increased by $9.5 million and $19.3 million for the three and six months ended on June 30, 1999 as compared to the same periods for 1998. When adjusted to a taxable equivalent basis, interest income increased by $8.8 million and $19.3 million for the three and six months ended on June 30, 1999 as compared to the same periods in 1998. The yield on earning assets, on a taxable equivalent basis, amounted to 9.38% and 10.17% for the three months ended on June 30, 1999 and 1998, respectively and 9.43% and 10.12% for the six months ended on June 30, 1999 and 1998, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets. The average volume of earning assets increased by $641.3 million and $646.6 million for the three and six months ended on June 30, 1999 respectively as compared to the same periods in 1998. Most of the increase in earning assets was recorded on the investment portfolio. The average volume of total investments increased by $375.0 million and $425.8 million for the three and six months period ended on June 30, 1999 as compared with the same periods in 1998. This increase was concentrated in mortgage backed securities.

        Interest income was also positively affected by an increase in the volume of loans. The average volume of loans increased by $266.3 million and $220.7 million for the three and six months ended on June 30, 1999 as compared with the same periods in 1998, due to an increase in real estate and commercial loans. Residential real estate, construction loans, commercial loans and finance leases increased by $27.2 million, $57.8 million, $156.9 million and $20.4 million, respectively, for the six months ended on June 30, 1999 as compared to the same period in 1998, partially offset by a decrease of $41.6 million in consumer loans. The increase in construction and commercial loans was the result of the Corporation's strategy of diversifying its asset base, which was concentrated in consumer loans. The decrease in consumer loans was due to the tightening of the underwriting standards effective in 1997 as a way of improving the credit quality of the portfolio.

        Interest Expense

        Interest expense increased by $4.4 million and $10.1 million for the three and six months ended on June 30, 1999 as compared with the amounts recorded in the same periods of 1998. The increase was the result of a higher volume of interest bearing liabilities used to fund the increase on interest earning assets. The increase in interest expense due to volume amounted to $6.3 million and $13.7 million for the three and six months ended on June 30, 1999 as compared to the same periods ended on June 30, 1998. The cost of interest bearing liabilities decreased from 5.12% and 5.10% for the three and six months period ended on June 30, 1998 to 4.87% and 4.89% for the three and six months period ended on June 30, 1999.

Provision for Loan Losses

         For the three and six months ended on June 30, 1999, the Corporation provided $12.9 million and $26.7 million, respectively, for possible loan losses as compared to $13.9 million and $35.7 million, respectively, for the same periods of 1998. The provision for loan losses recorded during 1999 reflects a lower provision need due to an improvement in the credit quality of the loan portfolio.

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

        The following table sets forth an analysis of the activity in the allowance for possible loan losses during the periods indicated:

                                                                  Three months ended                Six months ended
                                                                        June 30,                         June 30,
                                                                 1999               1998           1999            1998
                                                            ---------          ---------        ---------       ---------
                                                                                   (Dollars in thousands)
   Allowance for loan losses, beginning of period             $68,717           $59,628          $67,854        $57,712
   Provision for loan losses                                   12,950            13,929           26,750         35,667
                                                             --------          --------          -------       --------
   Loans charged-off:
     Residential real estate                                      (25)                               (41)
     Construction                                                                   (51)                           (121)
     Commercial                                                  (182)             (134)            (702)          (168)
     Finance leases                                              (535)             (251)          (1,032)          (981)
     Consumer                                                 (12,491)          (15,422)         (25,751)       (35,692)
     Other assets                                                (117)             (214)            (413)          (481)
                                                            ---------         ---------        ---------       --------
     Total charge-offs                                        (13,350)          (16,072)         (27,939)       (37,443)
                                                             --------           -------          -------       --------
   Recoveries of loans previously charged-off:
     Residential real estate                                        1                                  1
     Construction
     Commercial                                                    51               232               75            295
     Finance leases                                               590                29              618             59
     Consumer                                                   1,691             1,466            3,183          2,853
     Other assets                                                 111                35              221            104
                                                           ----------        ----------       ----------     ----------
       Total recoveries                                         2,444             1,762            4,098          3,311
                                                            ---------          --------        ---------    -----------
   Net charge-offs                                            (10,905)          (14,310)         (23,842)       (34,132)
                                                             --------          --------         ---------     ---------
   Other adjustment                                            ______               331                             331
                                                                              ---------    -------------     ----------
Allowance for loan losses, end of period                      $70,762           $59,578          $70,762        $59,578
                                                              =======           =======          =======        =======
   Allowance for loan losses to total loans
      and loans held for sale                                   3.01%             3.03%            3.01%          3.03%
   Net charge-offs annualized to average loans
    outstanding during the period (1)                           1.96%             2.92%            2.20%          3.27%

(1) The ratio for the six months ended on June 30, 1998 excludes the annualization of $4.5 million special one - time write off of personal unsecured loan in bankruptcy status as the result of the change in policy during the first quarter of 1998.




Other Income
                                                           Three months ended                 Six months ended
                                                                  June 30,                         June 30,
                                                           1999              1998            1999              1998
                                                    ----------------   --------------   -------------      --------


   Service charges on deposit accounts                  $2,056,634        $1,901,966       $3,961,378       $ 3,915,348
   Other fees on loans                                   3,075,093         2,791,983        5,916,423         5,441,537
   Fees on loans serviced for others                       220,757           440,852          488,307           935,068
   Mortgage banking activities                              11,549                             11,549             2,478
   Rental income                                           595,110           532,047        1,236,707           999,215
   Other operating income                                1,538,991         1,366,399        2,696,603         2,373,435
                                                       -----------        ----------     ------------     -------------
       Subtotal                                          7,498,134         7,033,247       14,310,967        13,667,081
   Gain on sale of investments                              27,775         1,564,696        1,308,286        11,683,069
   Trading income                                        _________           250,000           75,000           250,000
                                                                        ------------  ---------------    --------------
       Total                                            $7,525,909        $8,847,943      $15,694,253       $25,600,150
                                                        ==========        ==========      ===========       ===========

         Other income primarily consists of service charges on deposit accounts, fees on loans, servicing income, commissions derived from various banking activities, the results of trading activities and gains on sale of investments.

         Other income before gains on the sale of investments and trading activities increased by $464,887 and $643,886 for the three and six months ended on June 30, 1999 as compared to the same periods in 1998.

         Service charges on deposit accounts represent an important and stable source of other income for the Corporation.

         Other fees on loans consist mainly of credit card fees and late charges collected on loans. The increase in this source of income to $3.1 million and $5.9 million for the three and six months ended on June 30, 1999 from $2.8 million and $5.4 million during the same periods in 1998 was due to fees generated on the increased portfolio of commercial loans.

         Fees on loans serviced for others primarily reflect the servicing fees for the auto loan securitizations closed in 1995. It also includes servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized. Due to the repayment of the auto loan portfolio securitized in 1995, the related servicing income decreased during the periods ended on June 30, 1999 as compared to the same periods in 1998.

         The Corporation's second tier subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

         The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes.

         The Corporation recorded $27,775 and $1.3 million during the three and six months ended June 30, 1999 and $1.6 million and $11.7 million during the three and six months ended June 30, 1998 from gains on sale of investments securities. These sales of investments were realized as the market opportunities arose and in response to the Corporation's investment policies.

Other Operating Expenses

        The following table presents the detail of other operating expenses for the periods indicated:

                                                             Three months ended                 Six months ended
                                                                   June 30,                         June 30,
                                                         1999                1998             1999              1998
                                                     -------------      ---------------     ------------    ----------


   Employees' compensation and benefits                $11,346,767       $10,539,097        $22,568,586      $20,739,171
   Occupancy and equipment                               4,744,521         4,087,178          9,443,908        8,060,060
   Taxes and insurance                                   1,631,492         1,710,622          3,262,973        3,415,883
   Net cost (gain) of operations and
    disposition of other real estate owned                (305,162)           (2,754)          (300,376)          15,716
   Amortization of debt issuance costs                     152,911           177,296            311,856          363,052
   Professional fees                                       509,374           325,072          1,056,946          764,313
   Servicing and processing fees                         1,092,270           997,526          2,084,658        2,042,781
   Communications                                        1,075,023         1,098,436          2,206,092        2,099,949
   Supplies and printing                                   445,344           323,034            698,695          561,178
   Other                                                 3,520,018         3,116,602          6,564,914        5,901,520
                                                     -------------     -------------       ------------    -------------
      Total                                            $24,212,558       $22,372,109        $47,898,253      $43,963,623
                                                       ===========       ===========        ===========      ===========

         Operating expenses increased to $24.2 million and $47.9 million for the three and six months ended June 30, 1999 as compared to $22.4 million and $44.0 million for the same periods in 1998. Management's goal has been to make only expenditures that contribute clearly and directly to increasing the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The best measure of the success of this program is the efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other recurring income. The Corporation's efficiency ratio has been maintained in approximately 46% (45.5% and 45.9% for the six months period ended on June 30, 1999 and 1998, respectively).

         For the three and six months ended on June 30, 1999 as compared to the same periods in 1998, salary increases, incentive compensation and increases in fringe benefits affected the salaries and benefits category for all employees. Additional employees were hired to staff two full service branches and two in-store branches that opened in 1998, to strengthen the commercial lending business, the support areas of consumer lending such as credit and collection, and other support areas of the Corporation.

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

Provision for Income Tax

        The provision for income tax amounted to $2.4 million (or 7.66% of pretax earnings) for the six months ended on June 30, 1999 as compared to $2.7 million (or 9.8% of pretax earnings) for the same period in 1998. The decrease in income tax expense of $.3 million for the period ended on June 30, 1999 as compared to the same period in 1998 was due to the increase in the portfolio of tax exempt debt securities.

        FINANCIAL CONDITION

Assets

        Total assets as of June 30, 1999 amounted to $4,272.5 million, an increase of $255.1 million as compared to total assets as of December 31, 1998 of $4,017.4 million. The increase was mainly the result of an increase of $224.3 million in total loans (net of the allowance).

        The composition of loans receivable and loans available for sale after deducting the allowance for loan losses follows:

                                                        June 30,              December 31,                Increase
                                                          1999                        1998                (Decrease)
                                                     --------------          --------------------          --------
                                                                             (In thousands)
    Residential real estate loans                       $  322,267              $    303,011               $  19,256
    Construction and land loans                             90,617                    62,963                  27,654
    Commercial loans                                       863,889                   700,768                 163,121
    Finance leases                                          69,610                    52,214                  17,396
    Consumer and other loans                             1,000,867                 1,001,098                    (231)
                                                       -----------                ----------            ------------
      Total                                              2,347,250                 2,120,054                 227,196
     Allowance for loan losses                             (70,762)                  (67,854)                 (2,908)
                                                     -------------              ------------             -----------
      Total net                                         $2,276,488                $2,052,200                $224,288
                                                        ==========                ==========                ========

        The fluctuation in the loans receivable category was the net result of total loan origination of $548.6 million and repayments and other adjustments of $321.4 million. The consumer loans portfolio decreased slightly due to the tightening of the Corporation's underwriting policies in placed since 1997. The increase in commercial and construction loans responded to the strategy of emphasizing this line of business.

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

         At June 30, 1999, total non-performing assets amounted to $65.4 million (1.53% of total assets) as compared to $78.0 million (1.94% of total assets) at December 31, 1998 and $74.3 million (2.23% of total assets) at December 31, 1997. The Corporation's reserve to non-performing loans ratio was 113.2% at June 30, 1999 as compared to 94.2% and 89.5% at December 31, 1998 and 1997, respectively.

         The following table presents non-performing assets at the dates indicated:

                                                      June 30,                 December 31,
                                                        1999               1998            1997
                                                    -----------        ----------      --------
                                                                    (Dollars in thousands)
Past due loans                                        $ 11,120           $ 15,110        $ 11,544
                                                      --------           --------        --------
Non-accruing loans:
      Residential real estate                            9,195              9,151           6,963
      Construction                                       1,065
      Commercial                                        16,770             19,355          16,869
      Finance leases                                     1,241              1,716           4,561
      Consumer                                          23,100             26,736          24,547
                                                     ---------           --------        --------
                                                        51,373             56,958          52,939
                                                     ---------           --------        --------
Non-performing loans                                    62,493             72,068          64,483
                                                     ---------          ---------        --------
Other real estate owned (OREO)                             371              3,642           1,132
Other repossessed auto                                   2,007              1,929           7,354
Other repossessed boat                                     498                348           1,348
                                                    ----------         ----------       ---------
Total non-performing assets                            $65,369            $77,987         $74,317
                                                       =======            =======         =======
Non-performing assets to total assets                    1.53%              1.94%           2.23%
Non-performing loans to total loans                      2.66%              3.40%           3.29%
Allowance for loan losses                              $70,762            $67,854         $57,712
Allowance to total non-performing loans                113.23%             94.15%          89.50%

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

         Non-accruing Loans

         Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $9.2 million (2.85% of total residential real estate loans) at June 30, 1999, as compared to $9.2 million (3.02% of total residential real estate loans) and $7.0 million (2.45% of total residential real estate loans) at December 31, 1998 and 1997, respectively.

         Construction Loans - Construction loans are classified as non-accruing when they are delinquent 90 days or more. Non-accruing construction loans amounted to $1.1 million (1.18% of total construction loans) at June 30, 1999.

         Commercial Loans - The Corporation places all commercial loans 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified and a portion of the portfolio is collateralized by liens on real property. Non-accruing commercial loans amounted to $16.8 million (1.94% of total commercial loans) at June 30, 1999 as compared to $19.4 million (2.76% of total commercial loans) and $16.9 million (3.06% of total commercial loans) at December 31, 1998 and 1997, respectively.

         Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $1.2 million (1.78% of total finance leases) at June 30, 1999, as compared to $1.7 million (3.29% of total finance leases) and $4.6 million (10.73% of total finance leases) at December 31, 1998 and 1997, respectively. The decrease in the ratio and amount of non accruing loans was the result of the improvement on the credit quality of the portfolio.

         Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $23.1 million (2.31% of the total consumer loan portfolio) at June 30, 1999, $26.7 million (or 2.67% of the total consumer loan portfolio) at December 31, 1998 and $24.5 million (or 2.29% of the total consumer loan portfolio) at December 31, 1997. The decrease in the ratio and amount of non-accruing loans was the result of the improvement on the credit quality of the portfolio.

         Other Real Estate Owned (OREO)

         OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated cost to sell off the real estate at the date of acquisition. Therefore, the Corporation does not expect to incur significant losses on the disposition of OREO's at June 30, 1999.

         Repossessed Property

         The Repossessed Property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats are recorded at the lower of cost or estimated fair value. Repossessed autos were recorded at the principal balance of the loans less an estimated loss on the disposition of the units.

 Sources of Funds

         As of June 30, 1999, total liabilities amounted to $3,954.2 million, an increase of $207.2 million as compared to $3,747.0 million as of December 31, 1998. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $437.3 million; (2) an increase in accounts payable and other liabilities of $4.3 million; (3) a decrease in advances from FHLB - NY of $2.6 million; (4) a decrease in federal funds and securities sold under agreements to repurchase of $192.0 million; (5) a decrease in other short term borrowings of $16.6 million; (6) a decrease in term notes of $17.1 million; and (7) a decrease of $5.9 million in subordinated notes.

         The Corporation maintains unsecured standby lines of credit with other banks. At June 30, 1999, the Corporation's total unused lines of credit with these banks amounted to approximately $89,500,000 (1998 - $69,500,000). At June 30, 1999, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $2,950,067 (1998 - $20,808,133); and a commercial paper availability collateralized with personal loans owned by the Corporation in the amount of $89,176,537 (1998 - $95,254,992).

Capital

         Total stockholders' equity as of June 30, 1999 amounted to $318.3 million, increasing by $47.9 million from the amount as of December 31, 1998. The increase was mainly the result of the net income generated for the period ended on June 30, 1999 of $29.5 million, the issuance of 3,600,000 shares of preferred stock at $86.8 million, net of a decrease in the valuation on securities available for sale of $51.8 million, dividends paid of $6.3 million and the repurchase of 386,600 shares of common stock at a total cost of $10.5 million.

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

         At June 30, 1999 and December 31, 1998, the Corporation exceeded the requirements for an adequately capitalized institution.

         At June 30, 1999 and December 31, 1998, the Corporation also was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events that have changed that classification.

         The Corporation's regulatory capital position was as follows:

                                                                                     Regulatory requirements
                                                                                 For capital             To  be  well
                                                          Actual              adequacy purposes          capitalized
                                                     Amount       Ratio       Amount      Ratio       Amount      Ratio
At June 30, 1999                                                           (Dollars in thousands)
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $472,239    19.75%        $191,330       8%      $239,162       10%
      FirstBank                                      385,292    16.24%         189,821       8%       237,276       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $348,487    14.57%         $95,665       4%      $143,497        6%
      FirstBank                                      261,672    11.03%          94,911       4%       142,366        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $348,487     8.87%        $117,900       3%      $196,500        5%
      FirstBank                                      261,672     6.81%         115,359       3%       192,265        5%

                                                                                     Regulatory requirements
                                                                                 For capital             To  be  well
                                                          Actual              adequacy purposes          capitalized
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

Dividends

         During the period ended June 30, 1999, the Corporation declared two quarterly cash dividends of $0.09 per common share representing a 20% increase over the two quarterly cash dividends of $0.075 per common share declared for the same periods in 1998. Dividends per share were adjusted to retroactively consider the common stock split declared on April 30, 1998. Total dividends declared per common share for the period ended on June 30, 1999 amounted to $5.2 million for an annualized dividend payout ratio of 18.43% as compared to $4.4 million for the period ended June 30, 1998 (or a 17.71% dividend payout ratio). Dividends declared on preferred stock amounted to $1,068,750 for the period ended on June 30, 1999.

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

         Based on the Corporation's final action plan addressing the Year 2000 issue, Management estimates that the expenses required to modify existing computer systems enabling them for the year 2000 will be between $1.5 million and $2.0 million for 1998 and 1999. Accordingly, the amounts to be expensed will not have a significant impact on the Corporation's financial position or results of operations. For the period ended on June 30, 1999, a total of $510,000 in expenses was related to the year 2000. For 1998, a total of $650,000 in expenses was related to the year 2000 effort.

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

         The Corporation completed the renovation phase of the information systems risk area composed of: business applications, data center hardware and operating systems software, and end-user and desktop computing. As of June 1999, the renovation of the Corporation's mission critical applications was 94% complete. The Corporation expects to complete the renovation phase by August 1999.

         Unit test and validation of the mission critical applications is 100% complete. Unit and the second cycle of integration tests of the Corporation's mission critical applications were completed on June 30, 1999 and, their implementation, substantially completed.

     The Corporation completed the Phases 1 and 2 ("Organization Planning Guidelines and the Business Impact Analysis") of the Year 2000 business resumption contingency planning for all the mission critical functions of the Corporation. The documentation and testing of the plan is expected to be completed by August 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Effective July 9, 1999, FirstBank Puerto Rico, the Corporation's subsidiary, acquired the assets and liabilities of Royal Bank of Canada's business unit in Puerto Rico.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         a)  None
         b)  Reports on Form 8-K:

             On April 14,1999, the Corporation filed a report on Form 8-K, reporting under Item 5, the announcement that the Corporation had executed a plan to simplify its operations to make it more efficient and responsive to clients. In addition, under Item 7 of this report, the Corporation included Press Releases dated 3/23/99 and 4/12/99, reporting the new efficiency plans and earnings for the first quarter of 1999, respectively.

             On April 28, 1999, the Corporation filed a report on Form 8-K, reporting under Item 5, the announcement that the Corporation's subsidiary, FirstBank Puerto Rico, signed a Definitive Agreement to acquire Royal Bank of Canada's business unit in Puerto Rico. In addition, under Item 7 of this report, the Corporation included Press Release dated 4/26/99, concerning that announcement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                    First BanCorp
                                               Name of the Corporation




Date:  August 11, 1999                    By:     /s/ Angel Alvarez-Perez, Esq.
                                                ------------------------------
                                                     Angel Alvarez-Perez, Esq.
                                                  Chairman, President and Chief
                                                     Executive Officer



Date:  August 11, 1999                   By:       /s/ Annie Astor de Carbonell
                                                  -----------------------------
                                                     Annie Astor de Carbonell
                                                 Senior Executive Vice President
                                                  and Chief Financial Officer