Form 10-Q
period 1999-09-30
FIRST BANCORP /PR/
filed 1999-11-12
CIK 1057706

3

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                    Quarterly Report Pursuant to Section 130
                     of the Securities Exchange Act of 1934


For the Quarter ended                                  Commission File 001-14793
September 30, 1999

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



                                 (787) 729-8200


Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of the Corporation's Common Stock outstanding as of November 11, 1999

                                 28,496,452

                                  FIRST BANCORP
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                  PAGE


                  Item 1. Financial Statements:

                  Consolidated Statements of Financial
                      Condition as of September 30, 1999 and
                     December 31, 1998.................................................................3

                  Consolidated Statements of Income for the
                      three and nine months ended on September 30, 1999 and 1998.......................4

                  Consolidated Statements of Comprehensive Income for the
                      three and nine months ended on September 30, 1999 and 1998.......................5

                  Consolidated Statements of Cash Flows
                     for the nine months ended on September 30, 1999 and 1998..........................6

                  Consolidated Statements of Changes in
                     Stockholders' Equity..............................................................7

                  Notes to Consolidated Financial Statements...........................................8

                  Item 2. Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations.................................................17

                  Item 3. Quantitative and Qualitative Disclosures About Market Risk..................31

PART II. OTHER INFORMATION

                  Item 1. Legal Proceedings...........................................................32

                  Item 2. Changes in Securities.......................................................32

                  Item 3. Defaults Upon Senior Securities.............................................32

                  Item 4. Submission of Matters to a Vote
                            of Security Holders.......................................................32

                  Item 5. Other Information...........................................................32

                  Item 6. Exhibits and Report on Form 8-K.............................................32

SIGNATURES............................................................................................33



                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                       September 30,          December 31,
                                                                               1999                 1998
                                                                      ----------------------------------
                                                                        (Unaudited)
Assets
Cash and due from depository institutions                            $     43,460,680       $   39,416,097
                                                                     ----------------       --------------
Money market instruments
    Deposits at interest with banks                                         2,213,243              525,669
    Securities purchased under agreement to resell                         17,421,000         ____________
                                                                    -----------------
                                                                           19,634,243              525,669
                                                                    -----------------  -------------------
Debt securities available for sale, at market:
    United States and Puerto Rico Government obligations                  319,222,900          268,611,106
    Mortgage backed securities                                          1,042,336,905        1,492,538,909
    Other investment                                                       16,958,431            1,620,000
                                                                    -----------------  -------------------
        Total debt securities available for sale                        1,378,518,236        1,762,770,015
                                                                      ---------------     ----------------
Debt securities held to maturity, at cost:
    United States and Puerto Rico Government  obligations                  95,760,355           26,921,836
    Mortgage backed securities                                            206,615,183         ____________
                                                                     ----------------
                                                                          302,375,538           26,921,836
                                                                     ----------------    -----------------
Federal Home Loan Bank (FHLB) stock                                        17,826,500           10,270,600
                                                                    -----------------    -----------------
Loans held for sale                                                        32,532,750           20,641,628
Loans receivable                                                        2,492,844,653        2,099,412,756
                                                                      ---------------      ---------------
    Total loans                                                         2,525,377,403        2,120,054,384
Allowance for loan losses                                                 (72,135,828)         (67,854,066)
                                                                     ----------------     ----------------
    Total loans - net                                                   2,453,241,575        2,052,200,318
                                                                      ---------------      ---------------
Other real estate owned                                                       484,859            3,642,525
Premises and equipment - net                                               56,906,520           51,537,192
Accrued interest receivable                                                18,308,865           10,738,072
Due from customers on acceptances                                           3,160,237            2,392,338
Other assets                                                               79,865,480           56,937,413
                                                                    -----------------    -----------------
        Total assets                                                  $ 4,373,782,734      $ 4,017,352,075
                                                                      ===============      ===============
Liabilities and Stockholders' Equity
Liabilities:
    Non-interest bearing deposits                                     $   173,487,125     $    173,103,709
    Interest bearing deposits                                           2,156,826,877        1,601,941,185
    Federal funds purchased and securities
      sold under agreements to repurchase                               1,442,366,311        1,623,697,988
    Other short-term borrowings                                            50,032,928           86,594,710
    Advances from FHLB                                                                           2,600,000
    Notes payable                                                          85,500,000          118,100,000
    Bank acceptances outstanding                                            3,160,237            2,392,338
    Accounts payable and other liabilities                                 60,818,836           39,058,247
                                                                    -----------------    -----------------
                                                                        3,972,192,315        3,647,488,177
Subordinated notes                                                         93,577,080           99,495,830
                                                                    -----------------    -----------------
Stockholders' equity:
    Preferred stock, authorized 50,000,000 shares; issued and
     outstanding 3,600,000 shares at $25.00 liquidation value per share     90,000,000          __________
                                                                       ---------------
    Common stock, $1.00 par value, authorized 250,000,000 shares;
      issued 29,612,552 shares                                             29,612,552           29,599,552
    Less: Treasury Stock (1,043,900 shares at par)                         (1,043,900)            (100,000)
                                                                     ----------------    -----------------
    Common stock outstanding                                               28,568,652           29,499,552
                                                                      ---------------      ---------------
    Additional paid-in capital                                             20,086,649           23,575,936
    Capital reserve                                                        30,000,000           30,000,000
    Legal surplus                                                         126,792,514           53,454,469
    Retained earnings                                                      66,085,854          125,088,180
    Accumulated other comprehensive income - unrealized gain (loss)
        on securities available for sale, net of tax                      (53,520,330)           8,749,931
                                                                     ----------------  -------------------
                                                                          308,013,339          270,368,068
                                                                     ----------------     ----------------
Contingencies and commitments                                            ____________         ____________
        Total liabilities and stockholders' equity                     $4,373,782,734       $4,017,352,075
                                                                       ==============       ==============
The accompanying notes are an integral part of these statements.

34

                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                 September 30,      September 30,   September 30,   September 30,
                                                       1999              1998           1999             1998

Interest income:
  Loans                                           $66,682,290        $56,962,765     $189,612,961      $171,246,717
  Investments                                      27,477,878         22,699,050       78,463,053        63,167,241
  Dividends on FHLB stock                             314,978            185,096          797,529           561,948
                                               --------------      ------------- ----------------      ------------
     Total interest income                         94,475,146         79,846,911      268,873,543       234,975,906
                                                 ------------       ------------    -------------     -------------

Interest expense:
  Deposits                                         24,845,841         17,782,569       63,692,990        52,049,176
  Short term borrowings                            19,622,306         18,551,123       57,255,173        49,992,440
  Long term borrowings                              3,217,907          3,700,889       10,198,160        11,320,082
                                                -------------     --------------    --------------    --------------
     Total interest expense                        47,686,054         40,034,581      131,146,323       113,361,698
                                                 ------------      -------------     -------------    -------------
Net interest income                                46,789,092         39,812,330      137,727,220       121,614,208

Provision for loan losses                          11,016,500         21,420,000       37,766,000        57,087,000
                                                  -----------       ------------     ------------      ------------

Net interest income after provision
  for loan losses                                  35,772,592         18,392,330       99,961,220        64,527,208
                                                 ------------       ------------     ------------      ------------

Other income:
  Service charges on deposit accounts               2,310,283          2,028,851        6,271,661         5,944,199
  Fees on loans serviced for others                   193,839            380,270          682,146         1,315,338
  Other fees on loans                               3,524,951          2,903,122        9,441,374         8,344,659
   Mortgage banking activities                         (5,796)            (2,380)           5,753                98
  Trading income                                                       2,364,063           75,000         2,614,063
  Gain on sale of investments                          40,297          9,703,028        1,348,583        21,386,097
  Other operating income                            2,457,510          1,543,263        6,390,820         4,915,913
                                                -------------      -------------    -------------     -------------
     Total other income                             8,521,084         18,920,217       24,215,337        44,520,367
                                                -------------       ------------     ------------      ------------

Other operating expenses:
  Employees' compensation and benefits             12,069,042         11,220,248       34,637,628        31,959,419
  Occupancy and equipment                           5,216,581          4,593,668       14,660,489        12,653,728
  Taxes and insurance                               1,632,098          1,621,421        4,895,071         5,037,303
  Other                                             6,965,808          5,945,092       19,588,595        17,693,602
                                                -------------     --------------    -------------    --------------
     Total other operating expenses                25,883,529         23,380,429       73,781,783        67,344,052
                                                 ------------      -------------    -------------     -------------

Income before income tax provision                 18,410,146         13,932,118       50,394,774        41,703,523
Income tax provision                                2,202,000            867,500        4,651,900         3,577,500
                                                 ------------    ---------------    -------------     -------------

Net income                                       $ 16,208,146      $  13,064,618      $45,742,874     $  38,126,023
                                                 ============      =============      ===========     =============

Net income per common share - basic          $          0.50   $            0.44   $         1.48     $        1.29
                                             ===============   =================   ==============     =============
Net income per common share - diluted        $          0.50   $            0.44   $         1.47     $        1.28
                                             ===============   =================   ==============     =============

The accompanying notes are an integral part of these statements.



                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended                 Nine Months Ended
                                                   September 30,     September 30,     September 30,      September 30,
                                                         1999            1998             1999                1998
Net income                                           $ 16,208,146       $13,064,618      $ 45,742,874       $38,126,023
                                                     ------------       -----------      ------------       -----------

Other comprehensive income net of tax:
 Unrealized gain (losses) on securities:
     Unrealized holding gains (losses)                (10,487,271)       16,368,603       (61,373,043)       19,775,710
       arising during the period
     Less: reclassification adjustment
       for gains included in net income                 _________         4,375,138           897,218        10,255,551
                                                                       ------------    --------------      ------------

Total other comprehensive income                      (10,487,271)       11,993,465       (62,270,261)        9,520,159
                                                      -----------      ------------       -----------     -------------

Comprehensive income                                   $5,720,875       $25,058,083      $(16,527,387)      $47,646,182
                                                       ==========       ===========      ============       ===========


The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                   Nine Months   Nine Months
                                                                                       Ended           Ended
                                                                            September 30, 1999  September 30, 1998

Cash flows from operating activities:
  Net income                                                                   $  45,742,874    $  38,126,023
                                                                               -------------    -------------
  Adjustments to reconcile net income to net cash:
    Depreciation                                                                   5,573,257        5,251,295
    Provision for loan losses                                                     37,766,000       57,087,000
    Increase (decrease) in taxes payable                                           3,556,881         (579,551)
    Increase in deferred tax assets                                               (5,650,996)      (7,929,823)
    Increase (decrease) in accrued interest receivable                            (7,570,793)       5,135,487
    Increase in accrued interest payable                                           6,231,229        1,495,339
    Amortization of deferred net loan fees                                          (776,174)        (186,419)
    Net gain on sale of investments securities                                    (1,348,583)     (21,386,097)
    Originations of loans available for sale                                     (12,961,662)      (4,920,412)
    Proceeds from sale of loans                                                    1,266,787
    Decrease (increase)  in other assets                                           1,973,497       (3,035,119)
    Increase in other liabilities                                                 13,089,273        3,975,397
                                                                                ------------       ----------
       Total adjustments                                                          41,148,716       34,907,097
                                                                               -------------     ------------
       Net cash provided by operating activities                                  86,891,590       73,033,120
                                                                                ------------       ----------
Cash flows from investing activities:
  Principal collected on loans                                                   513,486,123      523,058,759
  Loans originated                                                              (952,964,932)    (664,004,860)
  Purchase of loans                                                                 (196,247)      (1,330,497)
  Proceeds from sale of investments                                                9,570,777      188,049,948
  Maturities of investment securities and money market instruments             5,192,189,558    5,312,445,640
  Purchases of investment securities and money market instruments             (5,193,749,261)  (5,610,247,904)
  Additions to premises and equipment - net                                      (10,942,585)      (7,679,344)
  Proceeds from sale of real estate owned                                          3,594,699          347,000
  Proceeds from sale of auto repossessions                                        12,816,815       17,633,912
  Investment in FHLB stock                                                        (7,555,900)        (120,300)
                                                                            ---------------- ----------------
       Net cash used in investing activities                                    (433,750,953)    (241,847,646)
                                                                              --------------      --------------
Cash flows from financing activities:
  Proceeds from issuance of certificates of deposits and savings
   accounts                                                                    2,458,029,865      894,940,758
  Payments for maturing certificates of deposits and withdrawals
   of savings accounts                                                        (1,839,737,366)    (759,407,677)
  Interest credited to deposits                                                  (66,734,505)     (38,803,082)
  Proceeds from federal funds purchased and securities sold under
   repurchase agreements                                                      12,632,698,893   10,342,345,938
  Payment/maturities of federal funds purchased and securities sold
   under repurchase agreements                                               (12,814,379,466) (10,128,442,465)
  FHLB-NY advances paid                                                           (2,600,000)      (2,000,000)
  Payments of term and notes payable                                             (38,518,750)     (14,250,000)
  Proceeds from term notes and notes payable issued                                                    54,255
  Decrease in other borrowings                                                   (36,561,782)    (125,061,139)
  Net decrease in demand deposit accounts                                          3,711,113        8,789,688
  Decrease in debt securities issuance cost                                          823,284       (1,050,930)
  Repurchase of common stock                                                                       (3,656,420)
  Dividends                                                                      (10,518,154)      (6,658,365)
  Exercise of stock options                                                          176,313          196,501
  Issuance of preferred stock                                                     86,819,350
  Treasury stock acquired                                                        (22,304,851)
                                                                                ------------   --------------
       Net cash provided by financing activities                                 350,903,946      166,997,062
                                                                                ------------   --------------
  Net increase (decrease) in cash and cash equivalents                             4,044,583       (1,817,464)
  Cash and cash equivalents at beginning of period                                39,416,097       37,666,068
                                                                                ------------   --------------
  Cash and cash equivalents at end of period                                   $  43,460,680   $  35,848,604
                                                                               =============   =============

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                                    $124,915,094     $111,866,359
    Income taxes                                                                   5,618,337          600,000
The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                Unrealized
                                                                                                                 gain(loss)
                                                             Additional                                        on securities
                                   Preferred      Common      paid-in    Capital       Legal        Retained     available
                                     stock         stock      capital    reserve      surplus       earnings     for sale

December 31, 1996          $                $  15,116,651$ 38,599,962  $10,000,000   $49,106,995  $77,711,586       $ 607,119
Net income                                                                                         47,527,552
Change in valuation of
  securities available for sale                                                                                    11,424,325
Addition to legal surplus                                                              4,347,474   (4,347,474)
Addition to capital reserve                                             10,000,000                (10,000,000)
Repurchase of common stock                     (247,825)     (495,650)                             (6,156,347)
Stock option exercised                           33,000       349,249
Cash dividends                                                                                     (7,197,417)
                               ------------  ----------     --------- -------------  -----------    ----------     ----------
December 31, 1997                            14,901,826    38,453,561   20,000,000    53,454,469   97,537,900      12,031,444

Net income                                                                                         51,812,387
Change in valuation of
  securities available for sale                                                                                    (3,281,513)
Addition to capital reserve                                             10,000,000                (10,000,000)
Repurchase of common stock                     (108,800)     (217,600)                             (3,330,024)
Treasury stock                                 (100,000)      (50,000)                             (2,061,250)
Stock option exercised                           10,000       186,501
Cash dividends                                                                                     (8,870,832)
Common stock split
 on May 29, 1998                             14,796,526   (14,796,526)  __________    __________ ___________       __________
                         ----------------- ------------   -----------
December 31, 1998                            29,499,552    23,575,936   30,000,000    53,454,469  125,088,180       8,749,931


(Unaudited)
Net income for the period ended
 September 30, 1999                                                                                45,742,874
Change in valuation of
  securities available for sale                                                                                   (62,270,261)
Issuance of preferred stock     90,000,000                 (3,180,650)
Addition to legal surplus                                                             73,338,045  (73,338,045)
Treasury stock                                 (943,900)     (471,950)                            (20,889,002)
Stock options exercised                          13,000       163,313
Cash dividends:
    Common stock                                                                                   (7,846,278)
    Preferred stock             __________   __________    __________   __________    __________   (2,671,875)      _________
                                                                                                -------------
September 30, 1999             $90,000,000  $28,568,652   $20,086,649  $30,000,000  $126,792,514 $ 66,085,854    $(53,520,330)
                               ===========  ===========   ===========  ===========  ============ ============    =============


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

         FirstBank, the Corporation's subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 42 full service banking branches in Puerto Rico and two in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. In addition, through its wholly owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

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

         In the opinion of Management, the accompanying unaudited consolidated statements of condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders' equity include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's financial position at September 30, 1999, and the results of operations and the cash flows for the three and nine months ended on September 30, 1999 and 1998. The results of operations for the three and nine months ended on September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

3 - STOCKHOLDERS' EQUITY

         Authorized common stock shares at September 30, 1999 and December 31, 1998 were 250,000,000, with a par value of $1.00. The Corporation has 28,568,652 shares issued and outstanding of common stock.

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

4 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and nine months ended on September 30, 1999 and 1998 are as follows:

                                                                    Three months ended               Nine months ended
                                                                     September  30,                     September 30,
                                                                       1999          1998           1999         1998

(In thousands, except per share data)

Net income                                                          $16,208        $13,065         $45,743      $38,126

Less: Preferred stock dividend                                       (1,603)        ______          (2,672)      ______
                                                                   --------                       --------

Net income - attributable to common stockholders                    $14,605        $13,065         $43,071      $38,126
                                                                    =======        =======         =======      =======

    Earnings per common share - basic:

Weighted average common shares outstanding                           28,971         29,597          29,123       29,608
                                                                   --------        -------         -------      -------

Earnings per common share - basic                                 $    0.50       $   0.44        $   1.48     $   1.29
                                                                  =========       ========        ========     ========

    Earnings per common share - diluted:

Weighted average common shares and share equivalents:
    Average common shares outstanding                                28,971         29,597          29,123       29,608
    Common stock equivalents - Options                                  243            295             265          267
                                                                  ---------     ----------        --------    ---------
         Total                                                       29,214         29,892          29,388       29,875
                                                                   --------       --------         -------      -------

Earnings per common share - diluted                                $   0.50      $    0.44         $  1.47      $  1.28

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

         During the three and nine months periods ended on September 30, 1999, the Corporation granted 15,000 and 20,500 options, respectively, to buy shares of the Corporation's common stock. Each option granted during the three and nine months ended on September 30, 1999 has an exercise price of $22.56 and $23.55, respectively, equal to the quoted market price of the stock at the grant date, therefore no compensation cost was recognized on the options granted. During the nine months period ended on September 30, 1998, the Corporation granted 117,000 options to buy shares of the Corporation's common stock. Each option granted in 1998 has a weighted exercise price of $23.36, equal to the quoted market price of the stock at the grant date, therefore no compensation cost was recognized on the options granted. No options were granted during the third quarter of 1998.

         Had compensation cost for the stock options granted been determined based on the fair value at the grant date the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro forma earnings per common share                               Three months ended               Nine months ended
                                                                        September 30,                 September 30,
(In thousands except per share data)                              1999              1998           1999             1998
                                                               ---------         --------       ---------        -------

Net income - attributable to common stockholders                $14,482          $13,065         $42,887        $37,205

Earnings per common share - basic                                 $0.50            $0.44           $1.47          $1.26

Earnings per common share - diluted                               $0.50            $0.44           $1.46          $1.25

         The Corporation uses the binomial model for the computation of the fair value of each option granted to buy shares of the Corporation's common stock. The fair value of each option granted during the third quarter of 1999 was estimated using the following assumptions: dividend growth of 22.4%; expected life of 10 years; expected volatility of 31.8% and risk-free interest rate of 5.8%. The estimated fair value of the options granted was $8.17 per option.

         The fair value of each option granted during the nine month periods ended on September 30, 1999 and 1998 was estimated using the following assumptions: weighted dividend growth of 22.3% (1999) and 21.2% (1998); expected life of 10 years; weighted expected volatility of 33.0% (1999) and 28.6% (1998) and weighted risk-free interest rate of 5.6% (1999) and 5.4% (1998). The weighted estimated fair value of the options granted was $8.98 (1999) and $7.87
(1998) per option.

5- DEBT SECURITIES HELD FOR TRADING

     At September 30, 1999 and December 31, 1998, there were no securities held for trading purposes or options on such securities.

         The net gain from the sale of trading  securities  amounted  to $75,000 during the nine months ended on September 30, 1999, and $2,364,063 and $2,614,063 during the three and nine months ended September 30, 1998, respectively. These earnings were included as trading income. No net revenue from the sale of trading securities was recorded during the third quarter of 1999.

6 - DEBT SECURITIES

         The amortized cost, gross unrealized gains and losses, approximate market value, taxable equivalent weighted average yield and maturities of debt securities were as follows:

Debt securities available for sale

Debt securities available for sale
                                                                  (Dollars in thousands)
                                            September 30, 1999                            December 31, 1998
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%
U.S. Treasury Securities:
     After 5 to 10 years     $39,565           $(3,102)     $36,463   4.90
     After 10 years           67,446            (6,325)      61,122   5.89
Obligations of other U.S.
 Government Agencies:
     Within 1 year           193,134    $78                 193,213   5.57   $240,040      $ 51             $240,091    5.00
     After 10 years           26,986            (3,636)      23,350   8.42     25,619              $(159)     25,460    8.32
Puerto Rico Government
 Obligations:
     After 10 years            5,328    ___       (252)       5,076   6.98      2,964        96     ____       3,060    7.18
                         -----------       -----------  -----------       -----------    ------          -----------
Total                       $332,459    $78   $(13,315)    $319,224   5.81   $268,623      $147    $(159)   $268,611    5.35
                            ========    ===   ========     ========          ========      ====    =====    ========

Mortgage  backed  securities-  Federal Home Loan  Mortgage  Corporation  (FHLMC)
certificates:
  Within 1 year            $     976          $     (2)    $    974   5.78 $    4,564    $   19            $   4,583    7.84
  After 1 to 5 years           1,114               (10)       1,104   8.22      1,001         9                1,010    8.14
  After 5 to 10 years          9,936              (170)       9,767   7.04     10,169       149               10,318    7.68
  After 10 years              24,340   $106      _____       24,445   9.42     32,363       802               33,166    9.07
                         -----------   ----                --------       -----------    ------ --------  ----------
                              36,366    106       (182)      36,290   8.64     48,097       979              49,077     8.64
                         -----------  -----       ------ --------            ----------- ------  -------  ----------

Government National
 Mortgage Association
(GNMA) certificates:
  After 5 to 10 years          3,759      8                   3,767   6.47
  After 10 years           1,043,669  1,266    (60,301)     984,634   7.07  1,411,369     9,936    $(357)  1,420,947    6.91
                           ---------  -----   --------      -------         ---------     -----    -----   ---------
                           1,047,428  1,274    (60,301)     988,401   7.07  1,411,369     9,936     (357)  1,420,947    6.91
                           --------- ------   --------      -------         ---------     -----   ------   ---------
Federal National
 Mortgage Association
(FNMA) certificates:
  Within 1 year                1,040                (4)       1,036   4.96        157         1                  158    8.23
  After 1 to 5 years             732      3                     736   8.89      2,691        30                2,721    8.40
  After 5 to 10 years            211                (3)         208   8.16        274        11                  285   10.28
  After 10 years              11,796    392        (48)      12,139  10.39     14,299       605      (10)     14,894   10.35
                         ----------- ------      -----     --------          --------     -----    -----  ----------
                              13,779    395        (55)      14,119   9.86     17,421       646      (10)     18,058   10.02
                         ----------- ------      -----     --------          --------     -----    -----  ----------
Mortgage pass through
 certificates:
After 10 years                 2,478    676     ______        3,154   9.43       2,764      767    _____       3,530    9.33
                       ------------- ------             -----------          ---------  --------         -----------

Real Estate Mortgage
 Interest Conduit:
  Within 1 year                  359      8                     368  17.53
  After 1 to 5 years        ________  _____    _______    _________               865        62                  927   11.63
                                                                        -------------     --------------------------
Total                     $1,100,410 $2,459   $(60,538)  $1,042,332   7.17 $1,480,516   $12,390    $(367) $1,492,539    7.02
                          ========== ======   ========   ==========        ==========   =======    =====  ==========

Other Investment:
   Within 1 year           $     367            $   (3)   $     364
   After 1 to 5 years          4,870   $  21      (156)       4,736  10.04
   After 5 to 10 years        11,771      88      ____       11,859   8.75     $1,964              $(344)     $1,620   15.76
                            --------  ------               --------            ------              -----      ------
                             $17,008    $109     $(159)     $16,959   8.93     $1,964              $(344)     $1,620   15.76
                             =======    ====     =====      =======            ======              =====      ======

Debt securities available for sale
                                                                  (Dollars in thousands)
                                            September 30, 1999                            December 31, 1998
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%
Obligations of other U.S.
 Government Agencies:
   Within 1 year                                                              $   500           $  (2)     $   498        3.37
   After 5 to 10 years          $10,000         $   (47)  $ 9,953     8.40
   After 10 years                82,224          (7,891)   74,333     9.21     23,051     $569              23,620       10.20
   Puerto Rico Government
    Obligations:
    After 10 years                3,536             (78)    2,750     7.52      3,371      204               3,575        7.41
                              ---------         ------- ---------           ---------   -------------     --------
   Total                        $95,760         $(8,016)  $87,036     9.06    $26,922    $ 773   $ (2)     $27,693        9.73
                                =======         =======   =======             =======    =====   ====      =======
Mortgage backed securities:
   Government National
   Mortgage Association
   (GNMA) certificates
      After 10 years           $206,615         $ (3,692)$202,923     8.25
                               ========         ======== ========

         Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on debt securities held for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

7 - INVESTMENT IN FHLB STOCK

         At September 30, 1999 and December 31, 1998, there were investments in FHLB stock with book value and estimated market value of $17,826,500 and $10,270,600, respectively. The estimated market value of such investments are their redemption values.

8- IMPAIRED LOANS

         At September 30, 1999, the Corporation had $5.7 million ($14.3 million at December 31, 1998) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $1.1 million ($3.8 million at December 31, 1998). As of both periods, no increases in the provision for loan losses were necessary, since the allowance provided already covered the estimated impairment. There were no consumer loans over $1,000,000 considered impaired as of September 30, 1999 and December 31, 1998. The average recorded investment in impaired loans amounted to $10.0 million for the nine months ended on September 30, 1999 (1998 - $13.0 million). Interest income in the amount of approximately $267,000 and $675,000 was recognized on impaired loans for the period ended on September 30, 1999 and 1998, respectively.

9 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:

                                                                           September 30,           December 31,
                                                                                1999                   1998
                                                                         ------------------       --------------
Real estate loans:
Secured by first mortgages:
    Residential                                                           $  263,837,438          $  237,560,711
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                        6,510,574               8,185,232
       Puerto Rico Housing Bank and Finance Agency                            34,239,293              38,515,744
Secured by second mortgages                                                    5,743,045               4,956,196
                                                                          --------------         ---------------
                                                                             310,330,350             289,217,883
    Deferred loan and commitment fees - net                                   (6,098,468)            ( 6,848,311)
                                                                         ---------------         ---------------
Real estate loans                                                            304,231,882             282,369,572
                                                                           -------------           -------------

Construction, land acquisition and land improvements                         245,223,949             161,498,219
Undisbursed portion of loans in process                                     (125,891,633)            (98,535,025)
                                                                           -------------          --------------
Construction loans                                                           119,332,316              62,963,194
                                                                           -------------          --------------

Commercial loans:
    Commercial loans                                                         586,573,243             368,548,532
    Commercial mortgage                                                      378,989,771             332,219,186
                                                                          --------------          --------------
Commercial loans                                                             965,563,014             700,767,718
                                                                          --------------          --------------

Finance leases                                                                77,976,885              52,214,183
                                                                         ---------------          --------------

Consumer and other loans:
    Personal                                                                 439,048,800             463,052,946
    Personal lines of credit                                                   9,153,557               9,535,354
    Auto                                                                     524,732,745             512,116,471
    Boat                                                                      34,443,593              32,208,879
    Credit card                                                              165,662,616             125,955,592
    Home equity reserve loans                                                  2,666,246               3,385,220
    Unearned interest                                                       (150,081,510)           (145,284,440)
                                                                          --------------         ---------------
                                                                           1,025,626,043           1,000,970,022
Agency for International Development                                             114,513                 128,066
                                                                       -----------------      ------------------
Consumer and other loans                                                   1,025,740,556           1,001,098,088
                                                                          --------------          --------------
Loans receivable                                                           2,492,844,653           2,099,412,756
Loans held for sale                                                           32,532,750              20,641,628
                                                                        ----------------       -----------------
Total loans                                                                2,525,377,403           2,120,054,384
Allowance for loan losses                                                    (72,135,828)            (67,854,066)
                                                                        ----------------       -----------------
Total loans-net                                                           $2,453,241,575          $2,052,200,318
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

          The following table presents information about the reportable segments (in thousands):

                                                                               Treasury and      Commercial
                                                                   Retail      Investments         Corporate      Total
For the quarter ended September 30, 1999:
Interest income                                                    $47,155           $27,795         $19,525       $94,475
Net (charge) credit for transfer of funds                            2,185             9,682         (11,868)
Interest expense                                                   (16,094)          (31,591)                      (47,685)
Net interest income                                                 33,246             5,886           7,657        46,790
Provision for loan losses                                          (10,323)                             (694)      (11,017)
Segment income                                                      22,923             5,886           6,963        35,773
Average earning assets                                          $1,511,691        $1,720,446        $883,674    $4,115,811

For the period ended September 30, 1999:
Interest income                                                   $133,850           $79,267         $55,756      $268,873
Net (charge) credit for transfer of funds                            3,176            28,017         (31,194)
Interest expense                                                   (43,584)          (87,562)                     (131,146)
Net interest income                                                 93,442            19,722          24,562       137,727
Provision for loan losses                                          (35,560)                           (2,207)      (37,767)
Segment income                                                      57,882            19,722          22,355        99,960
Average earning assets                                          $1,427,073        $1,682,673        $780,189    $3,889,935

                                                                               Treasury and      Commercial
                                                                   Retail      Investments         Corporate      Total

For the quarter ended September 30, 1998:
Interest income                                                    $43,415           $22,884         $13,332       $79,631
Net (charge) credit for transfer of funds                            2,416             4,761          (7,177)
Interest expense                                                   (15,347)          (24,687)                      (40,034)
Net interest income                                                 30,484             2,958           6,155        39,597
Provision for loan losses                                          (20,952)                             (468)      (21,420)
Segment income                                                       9,532             2,958           5,687        18,177
Average earning assets                                          $1,373,719        $1,442,970        $529,503    $3,346,192

For the period ended September 30, 1998:
Interest income                                                   $132,398           $63,729         $38,302      $234,429
Net (charge) credit for transfer of funds                            4,308            16,815         (21,123)
Interest expense                                                   (45,024)          (68,335)                     (113,359)
Net interest income                                                 91,682            12,209          17,179       121,070
Provision for loan losses                                          (55,804)                           (1,283)      (57,087)
Segment income                                                      35,878            12,209          15,896        63,983
Average earning assets                                          $1,371,767        $1,328,127        $537,489    $3,237,383


         The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

                                                              Three months ended                Nine months ended
                                                                     September 30,                 September 30,
                                                                 1999           1998              1999            1998
Interest income:
Total interest income for segments                              $94,475         $79,631          $268,873        $234,429
Interest income credited to expense accounts                                        216                               547
     Total consolidated interest income                         $94,475         $79,847          $268,873        $234,976

Net income:
Total income for segments                                       $35,773         $18,177           $99,960         $63,983
Other income                                                      8,521          18,920            24,215          44,520
Operating expenses                                              (25,884)        (23,164)          (73,782)        (66,800)
Income taxes                                                     (2,202)           (868)           (4,652)         (3,578)
     Total consolidated net income                              $16,209         $13,065           $45,741         $38,125

Average assets:
Total average earning assets for segments                    $4,115,811      $3,346,192        $3,889,935      $3,237,383
Average non earning assets                                      190,322         174,056           181,718         144,564
     Total consolidated average assets                       $4,306,133      $3,520,248        $4,071,653      $3,381,947



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA

                                                                    Three Months Ended          Nine Months Ended
                                                                       September  30,             September 30,
                                                                     1999         1998       1999           1998
Condensed income statements (in thousands):
      Interest income                                             $94,475      $79,847     $268,874     $234,976
      Interest expense                                             47,686       40,035      131,146      113,362
                                                                 --------      -------     --------     --------
      Net interest income                                          46,789       39,812      137,727      121,614
      Provision for loan losses                                    11,017       21,420       37,766       57,087
                                                                 --------      -------    ---------   ----------
      Net interest income after provision
       for loan losses                                             35,773       18,392       99,961       64,527
      Other income                                                  8,481        9,217       22,866       23,134
      Gain on sale of investments                                      40        9,703        1,349       21,386
      Other operating expenses                                     25,884       23,380       73,782       67,344
                                                                 --------      -------     --------      -------
      Net income before income tax expense                         18,410       13,932       50,395       41,704
      Income tax expense                                            2,202          868        4,652        3,578
                                                                ---------    ---------    ---------    ---------
      Net income                                                  $16,208      $13,065      $45,743      $38,126
                                                                  =======      =======      =======      =======
Per common share results:
      Net income per common share - basic                          $0.50         $0.44        $1.48        $1.29
      Net income per common share - diluted                        $0.50         $0.44        $1.47        $1.28
      Cash dividends declared                                      $0.09        $0.075        $0.27       $0.225
Selected financial ratios (in percent):
      Average yield on earning assets (1)                           9.13          9.60         9.36         9.94
      Cost of interest bearing liabilities                          4.94          5.16         4.91         5.12
      Interest rate spread (1)                                      4.19          4.44         4.45         4.82
      Net interest margin (1)                                       4.70          4.97         4.98         5.33
      Net income to average total assets                            1.51          1.48         1.50         1.50
      Net income to average equity                                 21.02         20.15        20.95        20.42
      Net income to average common equity                          26.74         20.15        23.89        20.42
      Average equity to average total assets                        7.16          7.37         7.15         7.36
      Dividend payout ratio                                        17.80         16.99        18.22        17.46
      Efficiency ratio (2)                                         46.83         47.69        45.94        46.52

                                                                              September 30,            December 31,
                                                                                    1999                    1998
                                                                                    ----                    ----
  Regulatory Capital Ratios (in percent):
      Total Capital to risk weighted assets                                              17.75               17.39
      Tier 1 Capital to risk weighted assets                                             12.96               11.55
      Tier 1 Capital to average assets                                                    7.92                6.59
Balance sheet data (in thousands):
       Loans and loans held for sale (net of unearned interest)                     $2,525,377          $2,120,054
       Allowance for possible loan losses                                               72,136              67,854
       Investments                                                                   1,718,355           1,800,489
       Total assets                                                                  4,373,783           4,017,352
       Deposits                                                                      2,330,314           1,775,045
       Borrowings                                                                    1,671,476           1,930,488
       Total capital                                                                   308,013             270,368

  Number of full service branches                                                           44                  40
  Loan origination offices                                                                  38                  45

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

        For the quarter ended on September 30, 1999, the Corporation recorded earnings of $16,208,146 or $0.50 per common share (basic and diluted), a per share increase of 14% as compared to earnings of $13,064,618 or $0.44 per common share (basic and diluted) for the third quarter of 1998. Earnings for the nine months ended on September 30, 1999 amounted to $45,742,874 or $1.48 per common share (basic) and $1.47 per common share (diluted), as compared to earnings of $38,126,023 or $1.29 per common share (basic) and $1.28 per common share (diluted) for the same period of 1998. On a per share basis-diluted, earnings for the nine months ended on September 30, 1999 increased by 15% as compared to earnings for the nine months ended on September 30, 1998.

Net Interest Income

        Net interest income for the three and nine months ended on September 30, 1999 increased by $7.0 million and $16.1 million, respectively, as compared with the same periods in 1998; or by $7.6 million and $17.7 million, respectively, on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 4.19% and 4.70%, respectively, for the third quarter of 1999 as compared to 4.44% and 4.97%, respectively, for the third quarter of 1998. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 4.45% and 4.98%, respectively, for the nine months ended on September 30, 1999 as compared to 4.82% and 5.33%, respectively, for the nine months ended on September 30, 1998.

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



PART I                                                               Three months ended September 30,
                                                                                                       Interest  income (1) /
                                                  Average volume              Average rate (1)               expense
                                           1999              1998           1999             1998          1999     1998
                                           ----              ----           ----             ----          ----     ----
                                                                                 (Dollars in Thousands)
Earning assets:
  Deposits at banks and other
    short-term investments              $    14,277        $   75,304        $   138        $   945      3.83%      4.98%
  Government obligations                    454,848           302,908          7,012          4,651      6.12%      6.09%
  Mortgage backed securities              1,300,171         1,038,405         23,285         19,502      7.11%      7.45%
  FHLB stock                                 17,827            10,271            315            185      7.01%      7.15%
  Other investment                            9,667             1,961            231             80      9.46%     16.27%
                                      -------------     -------------      ---------    -----------

   Total investments                      1,796,789         1,428,849         30,980        25,363       6.84%      7.04%
                                         ----------        ----------       --------      ---------

  Residential real estate loans             330,821           309,793          8,061          7,365      9.67%      9.43%
  Construction loans                        113,753            14,525          2,406            413      8.39%     11.28%
  Commercial loans                          938,913           607,143         20,142         14,258      8.51%      9.32%
  Finance leases                             72,855            43,509          2,292          1,355     12.48%     12.36%
  Consumer loans                          1,015,549         1,024,621         34,351         34,238     13.42%     13.26%
                                         ----------        ----------        -------        -------
 Total loans (2)                          2,471,890         1,999,591         67,252         57,629     10.79%     11.43%
                                        -----------       -----------       --------        -------
    Total earning assets                 $4,268,680        $3,428,440        $98,232        $82,992      9.13%      9.60%
                                         ==========        ==========        =======        =======

Interest-bearing liabilities:
  Deposits                                2,120,869         1,492,105        $24,846        $17,782      4.65%      4.73%
  Other borrowed funds                    1,710,421         1,584,214         22,839         22,214      5.30%      5.56%
  FHLB advances                                  43             2,588        _______             38      0.00%      5.83%
                                  -----------------    --------------                    ----------

    Total interest-bearing liabilities   $3,831,333        $3,078,907        $47,685        $40,034      4.94%      5.16%
                                        ===========        ==========        =======        =======
Net interest income                                                          $50,547        $42,958
                                                                             =======        =======
Interest rate spread                                                                                     4.19%      4.44%
Net interest margin                                                                                      4.70%      4.97%


                                                                     Nine months ended September 30,
                                                  Average volume              Average rate (1)             Interest income (1) /
                                                                                                              expense
                                           1999              1998           1999             1998          1999     1998
                                           ----              ----           ----             ----          ----     ----
                                                                                 (Dollars in Thousands)

Earning assets:
  Deposits at banks and other
    short-term investments               $   10,068       $    29,497     $      346      $   1,104      4.59%      5.00%
  Government obligations                    396,644           351,496         17,595         16,563      5.93%      6.30%
  Mortgage backed securities              1,292,108           922,826         69,560         52,975      7.20%      7.68%
  FHLB stock                                 15,612            10,246            798            562      6.83%      7.33%
  Other investment                            4,552               876            381            106     11.19%     16.24%
                                      -------------    --------------     ----------    -----------
   Total investments                      1,718,985         1,314,941         88,680         71,311      6.90%      7.25%
                                         ----------       ----------        --------      ---------
  Residential real estate loans             317,813           294,942         23,867         23,094     10.04%     10.47%
  Construction loans                         84,424            12,031          5,437            944      8.61%     10.49%
  Commercial loans                          805,969           588,524         53,956         41,630      8.95%      9.46%
  Finance leases                             64,341            40,895          6,215          4,424     12.91%     14.46%
  Consumer loans                          1,009,201         1,039,854        101,928        103,222     13.50%     13.27%
                                         ----------       -----------       --------       --------
   Total loan (2)                         2,281,747         1,976,246        191,403        173,314     11.22%     11.73%
                                        -----------       -----------       --------      ---------

   Total earning assets                  $4,000,732        $3,291,187      $ 280,083       $244,625      9.36%      9.94%
                                         ==========        ==========      =========       ========
Interest-bearing liabilities:
  Deposits                               $1,842,494        $1,473,852      $  63,693       $ 52,049      4.62%      4.72%
  Other borrowed funds                    1,729,546         1,480,072         67,417         61,134      5.21%      5.52%
  FHLB advances                               1,000             4,134             36            179      4.81%      5.79%
                                     --------------    --------------  -------------    -----------
    Total interest-bearing liabilities   $3,573,041        $2,958,058       $131,146       $113,362      4.91%      5.12%
                                         ==========        ==========       ========       ========
Net interest income                                                         $148,937       $131,263
                                                                            ========       ========
Interest rate spread                                                                                     4.45%      4.82%
Net interest margin                                                                                      4.98%      5.33%

(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.
(2) Non-accruing loans are included in the average balances.



 PART II                                Three months ended on September 30,        Nine months ended on September 30,
                                                    1999 compared to 1998                         1999 compared to 1998
                                        --------------------------------------------       -------------------------------

                                           Variance        Variance                  Variance    Variance
                                            due to         due to     Total           due to      due to     Total
                                             volume         rate     variance         volume       rate      variance
                                                                          (In thousands)
Interest income on earning assets:
  Deposits at banks and other
   short-term investments                    $  (628)     $  (179)    $  (807)        $  (674)   $    (84)   $   (758)
  Government obligations                       2,342           17       2,359           2,070      (1,039)      1,031
  Mortgage backed securities                   4,778       (1,000)      3,778          20,573      (3,993)     16,580
  FHLB stock                                     134           (4)        130             285         (49)        236
  Other investment                               181          (92)         89             270         (91)        179
                                             -------      -------     -------        --------    --------   ---------
     Total investments                         6,807       (1,258)      5,549          22,524      (5,256)     17,268
                                              ------       ------       -----          ------      ------     -------
  Consumer loans                                (302)         415         113          (3,076)      1,782      (1,294)
  Real estate loans                              509          187         696           1,758        (985)        773
  Construction loans                           2,448         (455)      1,993           5,180        (687)      4,493
  Commercial loans                             7,418       (1,534)      5,884          14,994      (2,668)     12,326
  Finance leases                                 923           14         937           2,405        (614)      1,791
                                            --------     --------      ------         -------     -------     -------
     Total loans                              10,996       (1,373)      9,623          21,261      (3,172)     18,089
                                              ------      -------       -----          ------      ------      ------
     Total interest income                    17,803       (2,631)     15,172          43,785      (8,428)     35,357
                                             -------       ------      ------          ------      ------      ------
Interest expense on interest bearing liabilities:
  Deposits                                     7,379         (315)      7,064          12,881      (1,237)     11,644
  Other borrowed funds                         1,716       (1,091)        625          10,034      (3,751)      6,283
  FHLB advances                                  (19)         (19)        (38)           (117)        (26)       (143)
                                            --------     --------     -------        --------    --------     -------
     Total interest expense                    9,076       (1,425)      7,651          22,798      (5,014)     17,784
                                             -------      -------     -------        --------     -------     -------
Change in net interest income                 $8,727      $(1,206)     $7,521         $20,987     $(3,414)    $17,573
                                              ======      =======      ======         =======     =======     =======

        Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $3.8 million and $11.2 million for the three and nine months ended on September 30, 1999, and of $3.1 million and $9.6 million for the three and nine months ended on September 30, 1998. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

        Interest Income

        Interest income increased by $14.6 million and $33.9 million for the three and nine months ended on September 30, 1999 as compared to the same periods for 1998. When adjusted to a taxable equivalent basis, interest income increased by $15.2 million and $35.5 million for the three and nine months ended on September 30, 1999 as compared to the same periods in 1998. The yield on earning assets, on a taxable equivalent basis, amounted to 9.13% and 9.60% for the three months ended on September 30, 1999 and 1998, respectively, and 9.36% and 9.94% for the nine months ended on September 30, 1999 and 1998, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets. The average volume of earning assets increased by $840.2 million and $709.5 million for the three and nine months ended on September 30, 1999, respectively, as compared to the same periods in 1998. Most of the increase in earning assets was recorded on the investment portfolio. The average volume of total investments increased by $367.9 million and $404.0 million for the three and nine months period ended on September 30, 1999 as compared with the same periods in 1998. This increase was concentrated in mortgage backed securities.

        Interest income was also positively affected by an increase in the volume of loans. The average volume of loans increased by $472.3 million and $305.5 million for the three and nine months ended on September 30, 1999 as compared with the same periods in 1998, due to an increase in real estate and commercial loans. Residential real estate, construction loans, commercial loans and finance leases increased by $22.9 million, $72.4 million, $217.4 million and $23.4 million, respectively, for the nine months ended on September 30, 1999 as compared to the same period in 1998, partially offset by a decrease of $30.7 million in consumer loans. The increase in construction and commercial loans was the result of the Corporation's strategy of diversifying its asset base, which was concentrated in consumer loans. The decrease in consumer loans was due to the tightening of the underwriting standards effective in 1997 as a way of improving the credit quality of the portfolio.

        Interest Expense

        Interest expense increased by $7.7 million and $17.8 million for the three and nine months ended on September 30, 1999 as compared with the amounts recorded in the same periods of 1998. The increase was the result of a higher volume of interest bearing liabilities used to fund the increase on interest earning assets. The increase in interest expense due to volume amounted to $9.1 million and $22.8 million for the three and nine months ended on September 30, 1999 as compared to the same periods ended on September 30, 1998. The cost of interest bearing liabilities decreased from 5.16% and 5.12% for the three and nine months period ended on September 30, 1998 to 4.94% and 4.91% for the three and nine months period ended on September 30, 1999.

Provision for Loan Losses

         For the three and nine months ended on September 30, 1999, the Corporation provided $11.0 million and $37.8 million, respectively, for possible loan losses as compared to $21.4 million and $57.1 million, respectively, for the same periods of 1998. The provision for loan losses recorded during 1999 reflects a lower provision need due to an improvement in the credit quality of the loan portfolio.

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

        The following table sets forth an analysis of the activity in the allowance for possible loan losses during the periods indicated:

                                                                   Three months ended                  Nine months ended
                                                                         September 30,                   September 30,

                                                               1999               1998            1999            1998
                                                               ----               ----            ----            ----
                                                                                   (Dollars in thousands)
Allowance for loan losses, beginning of period                $70,762           $59,578          $67,854        $57,712
Provision for loan losses                                      11,017            21,420           37,766         57,087
                                                              -------         ---------          -------      ---------
Loans charged-off:
   Real estate                                                     (1)              (29)             (41)          (164)
   Commercial                                                                    (1,181)          (1,168)        (2,315)
   Consumer                                                   (12,876)          (13,884)         (38,627)       (49,576)
   Other assets                                                  (155)             (317)            (569)          (798)
                                                            ---------         ---------        ---------       --------
   Total charge-offs                                          (13,032)          (15,411)         (40,405)       (52,854)
                                                              -------           -------          -------       --------
Recoveries of loans previously charged-off:
  Real estate                                                                                          1
  Commercial                                                      210               252              336            605
  Consumer                                                      2,346             1,229            5,529          4,082
  Other assets                                                     46                33              267            137
  Other adjustment                                                787                                787            332
                                                            ---------          --------       ----------      ---------
Total recoveries                                                3,389             1,514            6,134          5,156
                                                             --------         ---------       ----------       --------
Net charge-offs                                               ( 9,643)          (13,897)         (33,485)       (47,698)
                                                              -------           -------          -------        -------
Allowance for loan losses, end of period                      $72,136           $67,101          $72,136        $67,101
                                                              =======           =======          =======        =======
Allowance for loan losses to total loans and loans held for sale2.86%             3.28%            2.86%          3.28%
Net charge-offs annualized to average loans
  outstanding during the period (1)                             1.56%             2.77%            1.96%          3.13%

(1) The ratio for the nine months ended on September 30, 1998 excludes the annualization of $5.1 million special one-time write off of personal unsecured loans in bankruptcy status as a result of the change in policy during the first quarter of 1998.




Other Income
                                                            Three months ended                Nine months ended
                                                                 September 30,                  September  30,
                                                              1999            1998          1999            1998
            Service charges on deposit accounts          $2,310,283     $2,028,851        $6,271,661      $5,944,199
            Other fees on loans                           3,524,951      2,903,122         9,441,374       8,344,659
            Fees on loans serviced for others               193,839        380,270           682,146       1,315,338
            Mortgage banking activities                      (5,796)                           5,753
            Rental income                                   665,816        569,326         1,902,523       1,568,542
            Other operating income                        1,791,694        971,557         4,488,297       3,347,469
                                                        -----------   ------------      ------------   -------------
                Subtotal                                  8,480,787      6,853,126        22,791,754      20,520,206
            Gain on sale of investments                      40,297      9,703,028         1,348,583      21,386,097
            Trading income                                 ________      2,364,063            75,000       2,614,063
                                                                     -------------   ---------------   -------------

                Total                                    $8,521,084    $18,920,217       $24,215,337     $44,520,367
                                                         ==========    ===========       ===========     ===========

         Other income primarily consists of service charges on deposit accounts, fees on loans, servicing income, commissions derived from various banking activities, the results of trading activities and gains on sale of investments.

         Other income before gains on the sale of investments and trading activities increased by $1.6 million and $2.3 million for the three and nine months ended on September 30, 1999 as compared to the same periods in 1998.

         Service charges on deposit accounts represent an important and stable source of other income for the Corporation.

         Other fees on loans consist mainly of credit card fees and late charges collected on loans. The increase in this source of income to $3.5 million and $9.4 million for the three and nine months ended on September 30, 1999 from $2.9 million and $8.3 million during the same periods in 1998 was due to fees generated on the increased portfolio of commercial loans.

         Fees on loans serviced for others primarily reflect the servicing fees for the auto loan securitizations closed in 1995. It also includes servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized. Due to the repayment of the auto loan portfolio securitized in 1995, the related servicing income decreased during the periods ended on September 30, 1999 as compared to the same periods in 1998.

         The Corporation's second tier subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

         The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes.

         The Corporation recorded $40,297 and $1.3 million during the three and nine months ended September 30, 1999 and $9.7 million and $21.4 million during the three and nine months ended September 30, 1998 from gains on sale of investments securities. These sales of investments were realized as the market opportunities arose and in response to the Corporation's investment policies.

Other Operating Expenses

        The following table presents the detail of other operating expenses for the periods indicated:

                                                           Three months ended               Nine months ended
                                                               September 30,                   September 30,
                                                           1999             1998           1999               1998
                                                     -------------     ---------       ------------      -----------
   Employees' compensation and benefits               $12,069,042      $11,220,248      $34,637,628       $31,959,419
   Occupancy and equipment                              5,216,582        4,593,668       14,660,489        12,653,728
   Taxes and insurance                                  1,632,098        1,621,421        4,895,071         5,037,303
   Net cost  (gain) of operations and
    disposition of other real estate owned                 14,715           41,455         (285,661)           57,171
   Amortization of debt issuance costs                    159,701          173,791          471,557           536,843
   Professional fees                                      550,781          269,247        1,607,727         1,033,560
   Servicing and processing fees                        1,206,360        1,223,073        3,291,018         3,265,854
   Communications                                       1,228,700        1,117,986        3,434,792         3,217,935
   Supplies and printing                                  295,772          310,144          994,467           871,322
   Other                                                3,509,777        2,809,396       10,074,695         8,710,917
                                                    -------------    -------------     ------------      ------------
       Total                                          $25,883,529      $23,380,429      $73,781,783       $67,344,052
                                                      ===========      ===========      ===========       ===========

         Operating expenses increased to $25.9 million and $73.8 million for the three and nine months ended September 30, 1999 as compared to $23.4 million and $67.3 million for the same periods in 1998. Management's goal has been to make only expenditures that contribute clearly and directly to increasing the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The best measure of the success of this program is the efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other recurring income. The Corporation's efficiency ratio has been maintained in approximately 46% (45.9% and 46.5% for the nine months period ended on September 30, 1999 and 1998, respectively).

Provision for Income Tax

        The provision for income tax amounted to $4.7 million (or 9.23% of pretax earnings) for the nine months ended on September 30, 1999 as compared to $3.6 million (or 8.58% of pretax earnings) for the same period in 1998. The Corporation has effectively reduced the enacted tax rate of 39%, through the strategy of investing in tax exempt securities.

        FINANCIAL CONDITION

Assets

        Total assets as of September 30, 1999 amounted to $4,373.8 million, an increase of $356.4 million as compared to total assets as of December 31, 1998 of $4,017.4 million. The increase was mainly the result of an increase of $401.0 million in total loans (net of the allowance).

        The composition of loans receivable and loans available for sale after deducting the allowance for loan losses follows:

                                                     September 30,            December 31,                Increase
                                                          1999                        1998                (Decrease)
                                                     --------------          --------------------          --------
                                                                             (In thousands)
    Residential real estate loans                         $336,765              $    303,011                 $33,754
    Construction and land loans                            119,332                    62,963                  56,369
    Commercial loans                                       965,563                   700,768                 264,795
    Finance leases                                          77,977                    52,214                  25,763
    Consumer and other loans                             1,025,741                 1,001,098                  24,643
                                                        ----------                ----------              ----------
      Total                                              2,525,377                 2,120,054                 405,323
     Allowance for loan losses                             (72,136)                  (67,854)                 (4,282)
                                                      ------------              ------------              ----------
      Total net                                         $2,453,242                $2,052,200                $401,042
                                                        ==========                ==========                ========

        The fluctuation in the loans receivable category was the net result of total loan origination of $965.9 million and repayments and other adjustments of $560.6 million. The consumer loans portfolio increased slightly due to the tightening of the Corporation's underwriting policies in placed since 1997. The increase in commercial and construction loans responded to the strategy of emphasizing this line of business and to the acquisition of $90 million in commercial and construction loans from the operations of Royal Bank in Puerto Rico.

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

         At September 30, 1999, total non-performing assets amounted to $71.8 million (1.64% of total assets) as compared to $78.0 million (1.94% of total assets) at December 31, 1998 and $74.3 million (2.23% of total assets) at December 31, 1997. The Corporation's reserve to non-performing loans ratio was 105.6% at September 30, 1999 as compared to 94.2% and 89.5% at December 31, 1998 and 1997, respectively.

         The following table presents non-performing assets at the dates indicated:

                                                   September 30,              December 31,
                                                        1999               1998            1997
                                                    -----------        ----------      --------
                                                                    (Dollars in thousands)
Past due loans                                        $ 14,233           $ 15,110        $ 11,544
                                                      --------           --------        --------
Non-accruing loans:
      Residential real estate                            9,029              9,151           6,963
      Construction                                       1,065
      Commercial                                        16,566             19,355          16,869
      Finance leases                                     2,455              1,716           4,561
      Consumer                                          24,973             26,736          24,547
                                                     ---------           --------        --------
                                                        54,088             56,958          52,939
                                                     ---------           --------        --------
Non-performing loans                                    68,321             72,068          64,483
                                                     ---------          ---------        --------
Other real estate owned (OREO)                             485              3,642           1,132
Other repossessed auto                                   2,458              1,929           7,354
Other repossessed boat                                     553                348           1,348
                                                    ----------         ----------       ---------
Total non-performing assets                            $71,817            $77,987         $74,317
                                                       =======            =======         =======
Non-performing assets to total assets                    1.64%              1.94%           2.23%
Non-performing loans to total loans                      2.71%              3.40%           3.29%
Allowance for loan losses                              $72,136            $67,854         $57,712
Allowance to total non-performing loans                105.58%             94.15%          89.50%

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

         Non-accruing Loans

         Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $9.0 million (2.68% of total residential real estate loans) at September 30, 1999, as compared to $9.2 million (3.02% of total residential real estate loans) and $7.0 million (2.45% of total residential real estate loans) at December 31, 1998 and 1997, respectively.

         Construction Loans - Construction loans are classified as non-accruing when they are delinquent 90 days or more. Non-accruing construction loans amounted to $1.1 million (.89% of total construction loans) at September 30, 1999.

         Commercial Loans - The Corporation places all commercial loans 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified and a portion of the portfolio is collateralized by liens on real property. Non-accruing commercial loans amounted to $16.6 million (1.72% of total commercial loans) at September 30, 1999 as compared to $19.4 million (2.76% of total commercial loans) and $16.9 million (3.06% of total commercial loans) at December 31, 1998 and 1997, respectively.

         Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2.5 million (3.15% of total finance leases) at September 30, 1999, as compared to $1.7 million (3.29% of total finance leases) and $4.6 million (10.73% of total finance leases) at December 31, 1998 and 1997, respectively. The decrease in the ratio and amount of non accruing loans was the result of the improvement on the credit quality of the portfolio.

         Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $25.0 million (2.43% of the total consumer loan portfolio) at September 30, 1999, $26.7 million (or 2.67% of the total consumer loan portfolio) at December 31, 1998 and $24.5 million (or 2.29% of the total consumer loan portfolio) at December 31, 1997. The decrease in the ratio and amount of non-accruing loans was the result of the improvement on the credit quality of the portfolio.

         Other Real Estate Owned (OREO)

         OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated cost to sell off the real estate at the date of acquisition. Therefore, the Corporation does not expect to incur significant losses on the disposition of OREO's at September 30, 1999.

         Repossessed Property

         The Repossessed Property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats are recorded at the lower of cost or estimated fair value. Repossessed autos were recorded at the principal balance of the loans less an estimated loss on the disposition of the units.

 Sources of Funds

         As of September 30, 1999, total liabilities amounted to $4,065.8 million, an increase of $318.8 million as compared to $3,747.0 million as of December 31, 1998. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $555.3 million; (2) an increase in accounts payable and other liabilities of $22.5 million; (3) a decrease in advances from FHLB - NY of $2.6 million; (4) a decrease in federal funds and securities sold under agreements to repurchase of $181.3 million; (5) a decrease in other short term borrowings of $36.6 million; (6) a decrease in term notes of $32.6 million; and (7) a decrease of $5.9 million in subordinated notes.

         The Corporation maintains unsecured standby lines of credit with other banks. At September 30, 1999, the Corporation's total unused lines of credit with these banks amounted to approximately $113,500,000 (1998 - $69,500,000). At September 30, 1999, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $30,820,062 (1998 - $20,808,133); and a commercial paper availability collateralized with personal loans owned by the Corporation in the amount of $103,903,623 (1998 - $95,254,992).

Capital

         Total stockholders' equity as of September 30, 1999 amounted to $308.0 million, increasing by $37.6 million from the amount as of December 31, 1998. The increase was mainly the result of the net income generated for the period ended on September 30, 1999 of $45.7 million, the issuance of 3,600,000 shares of preferred stock at $86.8 million, the issuance of 13,000 shares of common stock through exercise of stock options at a cost of $176,313, net of a decrease in the valuation on securities available for sale of $62.3 million, dividends paid of $10.5 million, and the repurchase of 943,900 shares of common stock at a total cost of $22.3 million.

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

         At September 30, 1999 and December 31, 1998, the Corporation exceeded the requirements for an adequately capitalized institution.

         At September 30, 1999 and December 31, 1998, the Corporation also was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events that have changed that classification.

         The Corporation's regulatory capital position was as follows:

                                                                                   Regulatory requirements
                                                                                 For capital
                                                           Actual             adequacy purposes    To  be  well capitalized
                                                     Amount       Ratio       Amount      Ratio       Amount      Ratio
At September 30, 1999                                                               (Dollars in thousands)
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $471,369    17.75%        $212,446       8%      $265,558       10%
      FirstBank                                      399,603    15.16%         210,829       8%       263,536       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                  344,236    12.96%         106,223       4%       159,335        6%
      FirstBank                                      272,719    10.35%         105,414       4%       158,122        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                  344,236     7.92%         173,817       4%       217,271        5%
      FirstBank                                      272,719     6.31%         172,994       4%       216,242        5%
                                                                                           Regulatory requirements
                                                                                  For capital
                                                          Actual                adequacy purposes     To be well capitalized
                                                    Amount      Ratio           Amount      Ratio    Amount         Ratio
At December 31, 1998                                                                (Dollars in thousands)
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $377,939    17.39%        $173,835       8%      $217,294       10%
      FirstBank                                      372,015    17.12%         173,817       8%       217,271       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $250,910    11.55%         $86,917       4%      $130,376        6%
      FirstBank                                      244,989    11.28%          86,909       4%       130,363        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $250,910     6.59%        $152,272       4%      $190,340        5%
      FirstBank                                      244,989     6.44%         152,272       4%       190,340        5%

Dividends

         During the period ended September 30, 1999, the Corporation declared three quarterly cash dividends of $0.09 per common share representing a 20% increase over the three quarterly cash dividends of $0.075 per common share declared for the same periods in 1998. Dividends per share were adjusted to retroactively consider the common stock split declared on April 30, 1998. Total dividends declared per common share for the period ended on September 30, 1999 amounted to $7.8 million for an annualized dividend payout ratio of 18.22% as compared to $6.7 million for the period ended September 30, 1998 (or a 17.46% dividend payout ratio). Dividends declared on preferred stock amounted to $2,671,875 for the period ended on September 30, 1999.

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

         Based on the Corporation's final action plan addressing the Year 2000 issue, Management estimates that the expenses required to modify existing computer systems enabling them for the year 2000 will be approximately $2.0 million for 1998 and 1999. Accordingly, the amounts to be expensed will not have a significant impact on the Corporation's financial position or results of operations. For the period ended on September 30, 1999, a total of $980,000 in expenses was related to the year 2000. For 1998, a total of $650,000 in expenses was related to the year 2000 effort.

         The year 2000 action plan uses clearly articulated program criteria that is being implemented by a Project Team. The plan guides the planning and execution of all activities related to: (1) information and computerized systems, including related hardware and software; (2) non information systems (i.e., environmental, communication and security equipment); (3) credit customers; and (4) service providers who participate in the project testing. The Corporation completed the assessment phase on these project risk areas.

         As of September 1999, the renovation of the Corporation's mission critical applications such as business applications, data center hardware and operating systems software, and end-user and desktop computing was 100% complete.

         Unit test and validation of the mission critical applications is also 100% complete. Unit and the second cycle of integration tests of the
Corporation's mission critical applications and their implementation were completed on September 30, 1999.

         The Corporation completed the Organization Planning Guidelines, the Business Impact Analysis and the Year 2000 Business Resumption Contingency Plan for all the mission critical functions of the Corporation. The testing and validation of the plan was also completed.

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

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         Not applicable.

                                                         SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                             First BanCorp
                                                        Name of the Corporation





Date:  November 12, 1999                 By:       /s/ Angel Alvarez-Perez, Esq.
                                                  ------------------------------
                                                    Angel Alvarez-Perez, Esq.
                                                   Chairman, President and Chief
                                                           Executive Officer



Date:  November 12, 1999                  By:       /s/ Annie Astor de Carbonell
                                                  -----------------------------
                                                    Annie Astor de Carbonell
                                                Senior Executive Vice President
                                                  and Chief Financial Officer