Form 10-K
period 1999-12-31
FIRST BANCORP /PR/
filed 2000-03-30
CIK 1057706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

For the fiscal year ended                                     Commission File
  December 31, 1999                                           001-14793

                                 First BanCorp.
             (Exact name of Corporation as specified in its charter)

           Puerto Rico                                       66-0561882
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

Common Stock ($1.00 par value)                      New York Stock Exchange
         Title of Class                    Name of exchange on which registered

Preferred Stock ($25.00 liquidation
          preference per share)                     New York Stock Exchange
            Title of Class                 Name of exchange on which registered

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

     State the aggregate market value of the voting common stock held by nonaffiliates of the Corporation: $380,673,431 (based on the closing sales price of $17.25 at March 21, 2000 for such shares). Number of shares of Common Stock outstanding as of March 15, 2000:

                                  27,310,652

                       Documents Incorporated by Reference

(1) Portions of the annual report to security holders for the fiscal year ended December 31, 1999 are incorporated by reference in Part I, II and IV; and (2)
Portions  of  the  definite  proxy   statement  filed  on  March  21, 2000  are
incorporated by reference in Part III.

                                 FIRST BANCORP.

                                    CONTENTS



PART I


      Item 1.     Business    ........................................................................   4
      Item 2.     Properties   ........................................................................ 18
      Item 3.     Legal Proceedings ................................................................... 18
      Item 4.     Submission of Matters to a Vote of
                      Security Holders ................................................................ 18

PART II

      Item 5.     Market for Corporation's Common Equity and
                      Related Stockholder Matters ..................................................... 19
      Item 6.     Selected Financial Data ............................................................. 20
      Item 7.     Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..................................20
      Item 7A.    Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................20
      Item 8.     Financial Statements and Supplementary Data ......................................... 20
      Item 9.     Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................20

PART III

      Item 10.    Directors, Executive Officers and Control
                      Persons of the Corporation  ..................................................... 21
      Item 11.    Executive Compensation ...............................................................21
      Item 12.    Security Ownership of Certain Beneficial
                      Owners and Management.............................................................21
      Item 13.    Certain Relationships and Related Transactions........................................21

PART IV

      Item 14.    Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K ............................................................. 22

SIGNATURES .............................................................................................24


PART I

Item 1.  Business

                                     GENERAL

         First BanCorp. (the Corporation) is a publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended and, accordingly, subject to the supervision and regulation by the Federal Reserve Board. The Corporation was incorporated on March 17, 1998 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank Puerto Rico (FirstBank or the Bank). As a result of this reorganization consummated on October 1, 1998, each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company.

         Based on total assets, the Corporation is the second largest locally owned bank holding company headquartered in the Commonwealth of Puerto Rico and the third largest depository institution in Puerto Rico. The Corporation had total assets of $4.722 billion, total deposits of $2.565 billion and total stockholders' equity of $294.9 million at December 31, 1999.

         The Corporation's only subsidiary, FirstBank, conducts its business through its main office located in San Juan, Puerto Rico, 45 full-service branches in Puerto Rico and three branches in the U.S. Virgin Islands of St. Thomas and St. Croix. The Bank also has four loan origination offices focusing on mortgage loans, two loan origination offices focusing on personal loans and credit cards, and two loan origination offices focusing on auto loans. First chartered in 1948, FirstBank was the first savings and loan association established in Puerto Rico. It has been a stockholder-owned institution since January 1987. Effective at the close of business on October 31, 1994, FirstBank converted to a Puerto Rico chartered commercial bank. The Bank is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the Commissioner) and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). FirstBank has two subsidiaries, First Leasing and Rental Corporation, a vehicle leasing and daily rental company with six offices, and First Federal Finance Corp. D/B/A Money Express "La Financiera," a small loan company with 27 offices.

         The Corporation has distinguished itself by providing innovative marketing strategies and novel products to attract clients. Besides the branches and lending offices described above, the Corporation has offered a telephone information service called "Telebanco" since 1983. This was the first telebanking service offered in Puerto Rico. The Corporation's clients have access to an extensive ATM network all over the world. The Corporation was the first in Puerto Rico to open on weekends and the first to offer in-store branches to its clients. The Corporation was also the first banking institution in Puerto Rico with a presence on the Internet. During 2000, First BanCorp. will launch a new, interactive web site where clients will be able to perform all types of banking transactions. The Corporation is committed to continue providing the most efficient and cost effective banking services possible in selected products niches.

         The information under the caption "Achievements in 1999" on pages 10 to 12 and the information under Note 33 - Segment Information on pages 71 to 72 of the Corporation's annual report to security holders for the year ended December 31, 1999 is incorporated herein by reference.

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

         The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, revises and expands the existing provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed.

         The Gramm-Leach-Bliley Act further requires that in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank and comply with the following: (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well managed as of the date the bank holding company files the election. The bank holding company must have also achieved at least a rating of satisfactory record of meeting community credit needs under the Community Reinvestment Act during the institution's most recent examination.

         The financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act, specifically provides that the following activities have been determined to be "financial in nature": (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities.

         In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of "financial" or "incidental" activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is "complementary" to a financial activity and does not "pose a substantial risk to the safety and soundness of depository institutions or the financial system generally."

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

         At present, the principal source of funds for the Corporation is earnings from FirstBank. The ability of FirsBank to pay dividends on its common stock is restricted by the Banking Law (as defined herein), the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank's capital account. The Puerto Rico Banking Law provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.

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

         The Gramm-Leach-Bliley Act amended several provisions of section 23A and 23B of the Federal Reserve Act. The amendments provide that financial subsidiaries of banks are treated as affiliates for purposes of sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

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

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without a supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. At December 31, 1999, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

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

         The FDIC's capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. At December 31, 1999, the Bank exceeded each of its capital requirements and was a well-capitalized institution as defined in the FDIC regulations.

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

         The Finance Board, which is composed of the Commissioner, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Housing Bank, the President of the Government Development Bank of Puerto Rico, and three public interest representatives, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. Recent Regulations adopted by the Finance Board deregulated the maximum finance charges on retail installment sales contracts, and for credit card purchases. These regulations do not set a maximum rate for charges on retail installment sales contracts and for credit card purchases and set aside previous regulations which regulated these maximum finance charges. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

                           MARKET AREA AND COMPETITION

         Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. At December 31, 1999, Puerto Rico had 17 banking institutions with a total of approximately $49 billion in assets according to industry statistics published by the Commissioner. The Corporation ranked third based on total assets at December 31, 1999. The other largest banks in order of size were Banco Popular de Puerto Rico and Banco Santander Puerto Rico. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions on the United States mainland.

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

                               FINANCIAL CONDITION

     The Corporation's total assets at December 31, 1999 amounted to $4,721.6 million, $704.2 million over the $4,017.4 million at December 31, 1998.

         The following table sets forth the maturity distribution of earning assets at December 31, 1999:

                                                                  As of December 31, 1999
                                                                        Maturities
                                                         After one year
                                                        through five years          After five years
                                                      Fixed        Variable        Fixed        Variable
                                      One year      interest       interest       interest     interest
                                      or less         rates         rates          rates         rates         Total
                                                                       (In thousands)
Money market securities                $ 34,031                                   $    1,186                $    35,217
                                        --------                                  ----------                 ----------
Investment and
 trading securities                     283,037      $  28,817     $  2,454        1,439,595    $  22,043     1,775,946
                                       --------      ---------     --------       ----------    ---------    ----------
Loans:
     Residential mortgage                12,555         53,080        1,508          400,639        5,781       473,563
     Construction                           706                         773                       130,589       132,068
     Commercial and commercial
       real estate                      138,669         45,326      179,490           88,218      575,357     1,027,060
     Lease financing                     16,102         69,590                                                   85,692
     Consumer                           393,214        599,479                        34,292                  1,026,985
                                       --------      ---------     --------       -----------    --------   -----------
Total Loans                             561,246        767,475      181,771          523,149      711,727     2,745,368
                                       --------      ---------     --------       ----------     --------   -----------
     Total                             $878,314       $796,292     $184,225       $1,963,930     $733,770    $4,556,531
                                       ========       ========     ========       ==========     ========    ==========

LENDING ACTIVITIES

         At December 31, 1999 First BanCorp.'s lending activities include total commercial loans of $1,159.1 million (42% of total loans), total consumer loans of $1,112.7 million (41% of total loans), and total residential mortgage loans of $473.6 million (17% of total loans). The Corporation's portfolio of commercial loans is composed in its majority of asset based financing and commercial mortgage loans. Total commercial loans include $371.6 million in commercial real estate loans and $132.1 million in construction loans. . The consumer loan portfolio consists principally of auto loans, personal loans and credit cards. Finance leases of $85.7 million, which are included in the total amount of consumer loans, are mostly composed of loans to individuals to finance the acquisition of an auto.

         The following table sets forth the composition of First BanCorp.'s total loan at the dates indicated.

                                    1999                1998                1997               1996              1995
                                ------------        ------------        ------------      --------------     ------------
                                                                         (In thousands)
Residential real estate loans:
  Secured by first mortgages:
    Conventional                    $395,885           $237,561            $223,098            $224,253         $231,744
     Insured by government agencies:
      Federal Housing Administration
       and Veterans Administration     6,543              8,185              10,176               9,282           12,418
      Puerto Rico Housing Corporation
       and Finance Agency             32,928             38,516              44,073              50,016           55,325
  Secured by second mortgages          5,706              4,956              14,171              14,375           23,208
                                 -----------           --------            --------         -----------        ---------
                                     441,062            289,218             291,518             297,926          322,695
Deferred net loan fees                (5,293)            (6,848)             (9,138)             (8,531)          (8,461)
                                  ----------           --------            --------        ------------      -----------
Residential real estate loans        435,769            282,370             282,380             289,395          314,234
                                   ---------            -------             -------          ----------       ----------

Commercial loans:
Construction, land acquisition and
  land improvements                  288,302            161,498              15,400              12,407           12,088
Undisbursed portion of loans
  in process                        (156,234)           (98,535)             (6,121)             (2,198)          (2,855)
                                   ---------          ---------            --------          ----------        ---------
Construction loans                   132,068             62,963               9,279              10,209            9,233

Commercial loans                     655,417            368,549             235,571             174,770          156,369
Commercial mortgage                  371,643            332,219             306,734             256,227          210,645
                               -------------         ----------           ---------         -----------      -----------
Commercial loans                   1,159,128            763,731             551,584             441,206          376,247
                                 -----------         ----------           ---------          ----------      -----------

Finance leases                        85,692             52,214              42,500              58,481           32,965
                               -------------        -----------          ----------         -----------      -----------

Consumer and other loans:
  Personal                           435,752            472,588             676,965             749,732          619,549
  Auto                               532,242            512,116             512,938             510,083          329,296
  Boat                                37,018             32,209              29,145              29,458           30,168
  Credit card                        168,045            125,956             116,734             109,259           79,164
  Home equity reserve                  2,657              3,385               4,282               5,828            6,811
  Other                                  106                128                 148                 651              795
  Unearned finance interest         (148,836)          (145,284)           (267,599)           (305,870)        (238,146)
                                  ----------        -----------        ------------          ----------      -----------
Consumer and other loans           1,026,985          1,001,098           1,072,613           1,099,141          827,636
                                  ----------         ----------         -----------          ----------      -----------
Loans receivable                   2,707,574          2,099,413           1,949,077           1,888,223        1,551,083
Loans held for sale                   37,794             20,642              10,225               7,851            5,523
                                ------------        -----------         -----------        ------------      -----------
     Total loans                   2,745,368          2,120,054           1,959,302           1,896,074        1,556,606
                                  ----------          ---------         -----------           ---------       ----------
Allowance for loan losses            (71,784)           (67,854)            (57,712)            (55,254)         (55,009)
                                ------------         ----------         -----------         -----------       ----------
 Total loans-net                  $2,673,584         $2,052,200          $1,901,590          $1,840,821       $1,501,597
                                  ==========         ==========          ==========          ==========       ==========

     The following table sets forth the composition of First BanCorp.'s total loan portfolio before the allowance for loan losses and the weighted average taxable equivalent interest rates of loans in each category at December 31, 1999.




                                                                                      December 31, 1999
                                                                                                          Weighted
                                                                      (In thousands)                    average rate
         Residential real estate loans                                  $     473,563                         8.94%
                                                                        -------------
         Construction loans                                                   132,068                         8.88%
                                                                       --------------
         Commercial and commercial real estate loans                        1,027,060                         8.15%
                                                                        -------------
         Finance leases                                                        85,692                        12.41%
                                                                      ---------------
         Consumer and other loans
           Auto                                                               430,798                        12.65%
           Personal                                                           391,330                        16.79%
           Credit card                                                        168,045                        17.95%
           Boat                                                                34,049                        10.47%
           Home equity reserve loans                                            2,657                        12.88%
           Other                                                                  106                         8.15%
                                                                     ----------------
         Total consumer and other loans                                     1,026,985                        15.02%
                                                                         -------------
         Total                                                            $ 2,745,368                        11.02%
                                                                          ===========

Loan Activity

         The following table sets forth certain additional data related to the Corporation's loan portfolio net of the allowance for loan losses for the dates indicated:

                                                               For the year ended December 31,
                                            ------------------------------------------------------
                                                 1999           1998          1997          1996         1995
                                                 ----           ----          ----          ----         ----

                                                                         (Dollars in thousands)

Beginning balance                            $2,052,200     $1,901,590     $1,840,821   $1,501,597     $1,463,860
                                             ----------     ----------     ----------   ----------     ----------
Residential real estate loans originated        216,713         93,552        133,047       98,379         91,739
Commercial loans originated(1)                  623,590        307,009        124,121       79,308         82,944
Finance leases originated                        51,618         34,427            684       47,975         37,967
Consumer loans originated                       515,348        371,333        569,620      823,884        663,056
                                            -----------    -----------     ----------   ----------      ---------
Total loans originated                        1,407,269        806,321        827,472    1,049,546        875,706
Sales of loans                                   (1,267)                       (1,250)                   (360,428)
Repayments and securitization
 of loans into mortgage backed securities      (719,964)      (559,727)      (665,175)    (654,450)      (436,616)
Other decreases(2)                              (64,654)       (95,984)      (100,278)     (55,872)       (40,925)
                                           ------------  -------------   ------------ -------------    -----------
Net increase                                    621,384        150,610         60,769      339,224         37,737
                                           ------------   ------------  ------------- ------------      ----------
Ending balance                               $2,673,584     $2,052,200     $1,901,590   $1,840,821      $1,501,597
                                             ==========     ==========     ==========   ==========      ==========

Percentage increase                               30.28%          7.92%          3.30%       22.59%           2.58%

     (1) Includes commercial real estate and construction loans.

     (2) Includes the change in the allowance for loan losses and cancellation of loans due to the repossession of the collateral.


INVESTMENT ACTIVITIES

         The Corporation's investments are managed by the Treasury and Investment Division, under the supervision of the Senior Vice President, Treasury and Investments, who reports to the Corporation's Senior Executive Vice President and Chief Financial Officer. Investment policy is set by the Corporation's Asset Liability Management and Investment Committee (the ALCO), which includes the President and Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, the Senior Executive Vice President and Chief Lending Officer, the Executive Vice President - Sales, Distribution and Mortgage Banking, the Senior Vice President - Treasury and Investments, and the Corporation's Economist. Significant investment transactions are reported to the ALCO.

         The Corporation's investment policy is designed primarily to provide a portfolio of high credit quality while seeking high levels of net interest income within acceptable limits of interest rate risk, credit risk, capital and liquidity. Under the Corporation's current policy, the Treasury and Investments Division is authorized to purchase and sell federal funds, certificates of deposit in other banks, bankers' acceptances of commercial banks that are members of the FDIC, mortgage backed securities, U.S. and Puerto Rico obligations, stocks and other investments. In addition, the Treasury and Investments Division is authorized to invest in securities purchased under agreements to resell. As part of the Corporation's asset and liability management, the Treasury and Investments Division also engages in hedging activities as approved by the Board of Directors and as set forth in the Corporation's hedging policy monitored by the ALCO.

SOURCES OF FUNDS

         First  BanCorp.'s   principal  funding  sources  are  branch  deposits,
collateralized deposits, federal funds purchased and securities sold under agreements to repurchase, and notes. Through its branch banking system First BanCorp. offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, IRA accounts and commercial non-interest bearing checking accounts.

Deposit Accounts

         Deposits represent First BanCorp.'s largest source of funding. The Corporation's deposit accounts are insured up to applicable limits by the SAIF. Management makes retail deposit pricing decisions periodically through the ALCO, which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States interest rates. The following table presents the amount and weighted average interest rates of deposit accounts as of each date indicated in the categories set forth below, including the percentage of total assets represented by those deposits.



                                                       Weighted average
                                                          rates at
                                                         December 31,                     December 31,
                                                            1999             1999            1998            1997
                                                                                      (Dollars in thousands)

         Non-interest bearing checking accounts                           $   211,896   $   173,104     $   140,099
         Saving accounts                                    2.93%             447,946       416,424         403,129
         Interest bearing checking accounts                 3.39%             162,601       130,883         121,452
         Certificate accounts                               5.60%           1,742,978     1,054,634         929,955
                                                                          -----------   -----------    ------------
            Total                                                          $2,565,422    $1,775,045      $1,594,635
                                                                           ==========    ==========      ==========
         Weighted average rate on interest
          bearing deposits                                  4.94%
         Total deposits as a percentage of
          total assets                                                          54.33%        44.18%          47.92%

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

     The following table presents a maturity summary of certificates of deposits with balances of $100,000 or more at December 31, 1999.

                               (In  thousands)
Three months or less               $  439,795
Over three months to six months       237,927
Over six months to one year           246,672
Over one year                         358,689
                                   ----------
Total                              $1,283,083
                                   ==========

Borrowings

         The following table presents the amount and weighted average interest rates of borrowings as of each date indicated in the categories set forth below.

                                            Weighted average
                                          rates at December 31,                          December 31,
                                         ----------------------   -----------------------------------
                                                    1999                1999             1998          1997
                                                    ----               ------           -----          ----
                                                                (Dollars in thousands)
Borrowings:
 Federal funds purchased and
   securities sold under
   agreements to repurchase                     5.38%            $1,447,732       $1,620,630     $    965,869
  FHLB-N.Y. advances                            5.96%                50,000            2,600           29,000
  Notes payable                                 5.59%                55,500          118,100          132,350
  Other short-term borrowings                   6.20%               152,484           86,595          231,505
  Subordinated notes                            7.72%                93,594           99,496           99,423
                                                              -------------     ------------    -------------
Total                                           5.60%            $1,799,310       $1,927,421       $1,458,147
                                                                 ==========       ==========       ==========
Total borrowed funds as a percentage
 of total assets                                                     38.11%           47.98%           43.82%


Weighted average interest rate during the period:
  Securities sold under agreements to repurchase                      5.07%            5.07%            5.08%
  Other short-term borrowings                                         6.29%            6.39%            6.10%

CAPITAL

     At December 31, 1999, total stockholders' equity for the Corporation amounted to $294.9 million, an increase of $24.5 million as compared to $270.4 million at December 31, 1998.

Employees

         At December 31, 1999 the Corporation employed 1,680 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employees' relations to be good.

Item 2. Properties

         At December 31, 1999 First BanCorp. owned three main offices premises, 13 branch and office premises, four loan centers and an auto lot. All these premises are located in Puerto Rico. In addition, at December 31, 1999, the Corporation leased in Puerto Rico 32 branch premises, 31 loan and office centers and seven other facilities. The Corporation leased three branch premises in the Virgin Islands. Management believes that the Corporation's properties are well maintained and are suitable for the Corporation's business as presently conducted.

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

3. Personal Lending and Branch Administration Center - A three story building with a three levels parking lot located at 876 Munoz Rivera Avenue, corner Jesus T. Pinero Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.


Item 3. Legal Proceedings

         The information required herein is incorporated by reference from page 73 of the annual report to security holders for the year ended December 31, 1999 (see Exhibit 13 to this Form 10-K).

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were voted upon during the fourth quarter of 1999.

PART II

Item 5. Market for Corporation's Common Equity and Related Stockholder Matters

         a)       Market Information

     The information required herein is incorporated by reference from page 32 of the annual report to security holders for the year ended December 31, 1999.

         b)       Holders

     The information required herein is incorporated by reference from page 32 of the annual report to security holders for the year ended December 31, 1999.

         c)       Dividends

         The Corporation has a policy providing for the payment of quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.06 per share for each quarter of 1997, $0.075 per share for each quarter of 1998 and $0.09 per share for each quarter of 1999.

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

Item 6. Selected Financial Data

     The information required herein is incorporated by reference from page 17 of the annual report to security holders for the year ended December 31, 1999.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from page 18 through 32 of the annual report to security holders for the year ended December 31, 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required herein is incorporated by reference from page 33 of the annual report to security holders for the year ended December 31, 1999.

Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference from page 35 through 75 of the annual report to security holders for the year ended December 31, 1999.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10. Directors, Executive Officers and Control Persons of the Corporation

         The information required herein is incorporated by reference to the information under the captions "Information with respect to nominees for directors of the Company, directors whose terms continue and executive officers of the Company" and "Section 16(a) Compliance" in the Corporation's definite proxy statement filed on March 21, 2000.

Item 11. Executive Compensation

         The information required herein is incorporated by reference to the information under the captions "Compensation of Directors", "Compensation of Executive Officers", "Stock Options Plans", "Options/Grants in Last Fiscal Year", "Aggregate Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values", "Employment Agreements", "Defined Contributions Retirement Plan", "Report of the Compensation Committee", "Compensation Committee Interlocks and Insider Participation", "Other Employment Benefits" and "Performance of Common Stock" in the definite proxy statement filed on March 21, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference to the information under the caption "Benefical Ownership of Securities" in the Corporation's definite proxy statement filed on March 21, 2000.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference to the information under the caption "Business Transactions Between the Company and its Subsidiaries and Executive Officers and Directors" in the Corporation's definite proxy statement filed on March 21, 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements are included in Item 8 thereof:

     Report of independent accountants

     Consolidated  Statements  of  Financial Condition at December 31, 1999 and
1998.

     Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1999.

     Consolidated Statements of Changes in Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 1999.

     Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 1999.

     Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1999.

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

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

     (c) See Index to Exhibits on page 23 for the exhibits filed as a part of this Form 10-K.

     (d) Financial data schedules

            Schedules are omitted because they are not applicable.


Index to Exhibits

---------------------------------- ---------------------------------------------------------- ------------------------------
               No.                                          Exhibit                                     Page No.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
3.1                                Certificate of Incorporation                                            (1)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
3.2                                By-Laws                                                                 (1)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
4.0                                Form of Common Stock Certificate                                        (1)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.1                               FirstBank's 1987 Stock Option Plan                                      (2)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.2                               FirstBank's 1997 Stock Option Plan                                      (2)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
10.3                               Employment Agreements                                                   (2)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
11.0                               Statement  Report to  Shareholders  for fiscal year ended               (3)
                                   December 31, 1999.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
13.0                               Annual  Report to  shareholders  for  fiscal  year  ended                -
                                   December 31, 1999.
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
21.0                               List of  subsidiaries (direct and indirect)                             (2)
---------------------------------- ---------------------------------------------------------- ------------------------------
---------------------------------- ---------------------------------------------------------- ------------------------------
27.0                               Financial Data Schedule                                                  -
---------------------------------- ---------------------------------------------------------- ------------------------------

     (1) Incorporated by reference from Registration statement on Form-S-4 filed by the Corporation on April 15, 1998.

     2) Incorporated by reference from the Form 10-K for the year ended December
31, 1998 filed by the Corporation on March 26, 1999.

     (3) Information is included on page 52 of the Corporation's annual report to security holders and is incorporated by reference herein (See Exhibit 13.0).


                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed by the undersigned, thereunto duly authorized.

         FIRST BANCORP.



         By: /s/ Angel Alvarez-Perez                      Date:      03/28/00
              Angel Alvarez Perez,
              Chairman
              President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         /s/ Angel Alvarez-Perez                          Date:      03/28/00
         Angel Alvarez-Perez,
         Chairman
         President and Chief Executive Officer



         /s/ Annie Astor de Carbonell                      Date:      03/28/00
         Annie Astor de Carbonell, Director
         Senior Executive Vice President and
         Chief Financial Officer



         /s/ Jose Julian Alvarez                         Date:         03/28/00
         Jose Julian Alvarez, Director



         /s/ Rafael Bouet                                 Date:       03/28/00
         Rafael Bouet, Director



         /s/ Jorge Diaz                                   Date:      03/28/00
         Jorge Diaz, Director

         /s/ Francisco D. Fernandez                       Date:      03/28/00
         Francisco D. Fernandez, Director



         /s/ Armando Lopez                                Date:      03/28/00
         Armando Lopez, Director



         /s/ German Malaret,                              Date:      03/28/00
         German Malaret, Director



         /s/ Hector M. Nevares                            Date:      03/28/00
         Hector M. Nevares, Director



         /s/ Antonio Pavia Villamil                       Date:      03/28/00
         Antonio Pavia Villamil, Director



         /s/ Jose Teixidor                                Date:      03/28/00
         Jose Teixidor, Director



          /s/ Angel L. Umpierre                           Date:      03/28/00
         Angel L. Umpierre, Director



         /s/ Luis M. Beauchamp                            Date:      03/28/00
         Luis M. Beauchamp,
         Senior Executive Vice President and
         Chief Lending Officer



         /s/ Laura Villarino Tur                          Date:      03/28/00
         Laura Villarino Tur,
         Senior Vice President and
         Controller