Form 10-Q
period 2000-03-31
FIRST BANCORP /PR/
filed 2000-05-12
CIK 1057706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                    Quarterly Report Pursuant to Section 130
                     of the Securities Exchange Act of 1934


For the Quarter ended                                 Commission File 001-14793
     March 31, 2000


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


                                 (787) 729-8200


Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of the Corporation's Common Stock outstanding as of May 8, 2000

                                   27,048,352


                                  FIRST BANCORP
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                  PAGE

                  Item 1. Financial Statements:

                  Consolidated Statements of Financial
                      Condition as of March 31, 2000 and
                     December 31, 1999.................................................................3

                  Consolidated Statements of Income for the
                      three months ended on March 31, 2000 and 1999....................................4

                  Consolidated Statements of Cash Flows
                     for the three months ended on March 31, 2000 and 1999.............................5

                  Consolidated Statements of Changes in
                     Stockholders' Equity..............................................................6

                  Consolidated Statements of Comprehensive Income for the
                      three months ended on March 31, 2000 and 1999....................................7

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

                  Item 4. Submission of Matters to a Vote
                            of Security Holders.......................................................31

                  Item 5. Other Information...........................................................32

                  Item 6. Exhibits and Report on Form 8-K.............................................32

SIGNATURES............................................................................................33




                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          March 31, 2000          December 31, 1999
Assets             ........                                                 (Unaudited)
Cash and due from banks                                                 $       59,402,311         $    58,267,929
                                                                        ------------------         ---------------
Money market instruments                                                         7,941,440              35,217,064
                                                                      --------------------        ----------------
Investment securities available for sale, at market:
    United States and Puerto Rico Government obligations                       437,663,276             340,356,015
    Mortgage backed securities                                               1,189,216,790           1,017,176,782
    Other investments                                                           65,310,768              96,541,374
                                                                       -------------------       -----------------

        Total investment securities available for sale                       1,692,190,834           1,454,074,171
                                                                         -----------------         ---------------
Investment securities held to maturity, at cost:
    United States and Puerto Rico Government  obligations                       98,967,985              97,349,381
    Mortgage backed securities                                                 206,778,132             206,696,658
                                                                        ------------------        ----------------
    Total investment securities held to maturity                               305,746,117             304,046,039
                                                                        ------------------        ----------------
Federal Home Loan Bank (FHLB) stock                                             17,826,500              17,826,500
                                                                       -------------------       -----------------
Loans held for sale                                                             48,733,430              37,794,078
Loans receivable                                                             2,827,042,934           2,707,574,019
                                                                         -----------------         ---------------
Total loans                                                                  2,875,776,364           2,745,368,097
Allowance for loan losses                                                      (73,504,320)            (71,784,237)
                                                                        ------------------       -----------------
    Total loans - net                                                        2,802,272,044           2,673,583,860
                                                                         -----------------         ---------------
Other real estate owned                                                          1,706,737                 517,405
Premises and equipment - net                                                    63,899,429              61,947,817
Accrued interest receivable                                                     18,202,589              17,917,526
Due from customers on acceptances                                                2,496,107               2,738,176
Other assets                                                                    97,957,566              95,431,678
                                                                       -------------------       -----------------
        Total assets                                                     $   5,069,641,674          $4,721,568,165
                                                                         =================          ==============
Liabilities and Stockholders' Equity
Liabilities:
    Non-interest bearing deposits                                         $    202,334,352          $  211,896,459
    Interest bearing deposits                                                2,551,057,582           2,353,525,177
    Federal funds purchased and securities
      sold under agreements to repurchase                                    1,751,386,122           1,452,151,222
    Other short-term borrowings                                                                        152,484,084
    Advances from FHLB                                                          45,800,000              50,000,000
    Notes payable                                                               55,500,000              55,500,000
    Bank acceptances outstanding                                                 2,496,107               2,738,176
    Accounts payable and other liabilities                                      69,985,008              54,776,718
                                                                       -------------------        ----------------
                                                                             4,678,559,171           4,333,071,836
                                                                         -----------------         ---------------
Subordinated notes                                                              93,611,080              93,594,080
                                                                       -------------------       -----------------
Stockholders' equity:
    Preferred Stock, authorized 50,000,000 shares: issued and
     outstanding 3,600,000 shares at $25.00 liquidation value
      per share                                                                 90,000,000              90,000,000
                                                                         -----------------        ----------------
    Common stock, $1.00 par value, authorized 250,000,000 shares;
      issued 29,612,552 shares                                                  29,612,552              29,612,552
    Less: Treasury Stock (at par value)                                         (2,431,000)             (1,552,000)
                                                                        ------------------       -----------------
    Common stock outstanding                                                    27,181,552              28,060,552
                                                                         -----------------        ----------------
    Additional paid-in capital                                                  19,423,966              19,863,466
    Capital reserve                                                             40,000,000              40,000,000
    Legal surplus                                                              126,792,514             126,792,514
    Retained earnings                                                           55,989,321              58,834,676
    Accumulated other comprehensive income - unrealized loss
        on securities available for sale, net of tax                           (61,915,930)            (68,648,959)
                                                                        ------------------       -----------------
                                                                               297,471,423             294,902,249
                                                                         -----------------        ----------------
Contingencies and commitments                                                _____________           _____________
        Total liabilities and stockholders' equity                          $5,069,641,674          $4,721,568,165
                                                                            ==============          ==============
The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                         (Unaudited)
                                                                                    Three Months Ended
                                                                               March  31,               March 31,
                                                                                 2000                     1999
                                                                            -------------------        -----------
Interest income:
  Loans                                                                     $  75,429,444             $  59,876,115
  Investments                                                                  29,462,106                27,083,716
  Dividends on FHLB stock                                                         289,500                   182,998
                                                                           --------------           ---------------
     Total interest income                                                    105,181,050                87,142,829
                                                                             ------------             -------------

Interest expense:
  Deposits                                                                     31,366,188                18,293,988
  Borrowings                                                                   25,494,429                24,251,376
                                                                             ------------             -------------
     Total interest expense                                                    56,860,617                42,545,364
                                                                             ------------             -------------
Net interest income                                                            48,320,433                44,597,465
                                                                             ------------             -------------
Provision for loan losses                                                      12,020,000                13,800,000
                                                                             ------------             -------------
Net interest income after provision
 for loan losses                                                               36,300,433                30,797,465
                                                                             ------------             -------------
Other income:
  Service charges on deposit accounts                                           2,407,383                 1,904,744
  Fees on loans serviced for others                                               159,251                   267,550
  Other fees on loans                                                           3,407,507                 2,841,330
  Mortgage banking activities                                                          30
  Trading income                                                                  419,367                    75,000
  Gain on sale of investments                                                   2,512,682                 1,280,511
  Other operating income                                                        2,541,299                 1,799,209
                                                                             ------------             -------------
     Total other income                                                        11,447,519                 8,168,344
                                                                             ------------              ------------

Other operating expenses
  Employees' compensation and benefits                                         12,460,281                11,221,819
  Occupancy and equipment                                                       5,439,731                 4,699,386
  Taxes and insurance                                                           1,588,948                 1,631,481
  Other                                                                         8,214,257                 6,133,008
                                                                             ------------             -------------
     Total other operating expenses                                            27,703,217                23,685,694
                                                                             ------------              ------------

Income before income tax provision                                             20,044,735                15,280,115
Income tax provision                                                            3,693,650                 1,138,900
                                                                            -------------               -----------

Net income                                                                    $16,351,085               $14,141,215
                                                                              ===========               ===========

Earnings per common share-basic                                                     $0.53                     $0.48
                                                                                    =====                     =====
Earnings per common share-diluted                                                   $0.53                     $0.48
                                                                                    =====                     =====

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                Three Months Ended March 31,
                                                                                    2000            1999
Cash flows from operating activities:
  Net income                                                                     $16,351,085      $14,141,215
                                                                                 -----------      -----------
  Adjustments to reconcile net income to net cash:
    Depreciation                                                                   2,066,630        3,385,114
    Provision for loan losses                                                     12,020,000       13,800,000
    (Decrease) increase in taxes payable                                          (4,556,114)       2,489,373
    Increase in deferred tax assets                                               (1,725,974)      (1,435,771)
    Increase in accrued interest receivable                                         (285,063)      (1,854,299)
    Increase in accrued interest payable                                             846,196          374,210
    Amortization of deferred net loan fees                                            33,614          130,297
    Gain on sale of investments                                                   (2,512,682)      (1,280,511)
    Net originations of loans available for sale                                 (10,939,352)      (4,539,630)
    Decrease in other assets                                                       1,521,230        9,211,175
    Increase in other liabilities                                                 17,548,823        1,700,030
                                                                                 -----------    -------------
       Total adjustments                                                          14,017,308       21,979,988
                                                                                ------------    -------------
       Net cash provided by operating activities                                  30,368,393       36,121,203
Cash flows from investing activities:
  Principal collected on loans                                                   137,763,725      166,742,185
  Loans originated                                                              (273,724,196)    (221,854,370)
  Purchase of loans                                                                                  (345,081)
  Proceeds from sale of investments                                               21,646,474        7,290,174
  Purchase of securities held  to maturity                                        (1,700,078)     (44,798,050)
  Purchases of securities available for sale                                  (2,010,517,278)  (1,050,379,305)
  Principal repayments and maturities of securities held to maturity                                   54,338
  Principal repayments of securities available for sale                         1,762,244,191   1,093,732,985
  Additions to premises and equipment - net                                       (4,018,242)      (3,361,654)
  Purchase of FHLB stock                                                                           (7,555,900)
                                                                             ---------------  ----------------
       Net cash used in investing activities                                    (368,305,404)     (60,474,678)
                                                                             ---------------  ----------------
Cash flows from financing activities:
  Net increase in deposits                                                       187,970,297       71,981,568
  Net increase (decrease)  in federal funds purchased and securities sold under
   repurchase agreements                                                         300,362,217      (23,735,048)
  FHLB-NY advances taken (paid)                                                   (4,200,000)       5,800,000
  Payments of  notes  payable                                                         17,000       (3,077,054)
  Decrease in other borrowings                                                  (152,484,084)      (6,531,758)
  Decrease in debt securities issuance cost                                          645,280          380,933
  Dividends                                                                       (4,598,214)      (2,623,101)
  Exercise of stock options                                                                           176,313
  Treasury stock acquired                                                        (15,916,727)     (10,060,449)
                                                                                ------------    -------------
       Net cash provided by financing activities                                 311,795,769       32,311,404
                                                                                ------------   --------------
  Net  increase (decrease) in cash and cash equivalents                          (26,141,242)       7,957,929
  Cash and cash equivalents at beginning of period                                93,484,993       39,941,766
                                                                                ------------   --------------
  Cash and cash equivalents at end of period                                   $  67,343,751   $   47,899,695
                                                                               =============   ==============

Cash and cash equivalents include:
Cash and due from banks                                                         $ 59,402,311    $  42,069,514
Money market instruments                                                           7,941,440        5,830,181
                                                                               -------------  ---------------
                                                                                $ 67,343,751    $  47,899,695
                                                                                ============    =============
Supplemental  disclosures of cash flow information:

Cash paid during the period for:
Interest                                                                         $56,014,421     $ 42,171,154

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                      Unrealized
                                                                                                                      gain(loss)
                                                             Additional                                              on securities
                             Preferred         Common         paid-in      Capital       Legal           Retained      available
                              stock            stock          capital      reserve      surplus          earnings      for sale

December 31, 1997         $                  $14,901,826    $38,453,561  $20,000,000    $53,454,469     $97,537,900   $12,031,444

Net income                                                                                               51,812,387
Change in valuation of
  securities available for sale                                                                                        (3,281,513)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Repurchase of common stock                      (108,800)      (217,600)                                 (3,330,024)
Treasury stock                                  (100,000)       (50,000)                                 (2,061,250)
Stock option exercised                            10,000        186,501
Cash dividends-common stock                                                                              (8,870,832)
Common stock split
 on May 29, 1998                              14,796,526    (14,796,526)  __________     __________    ___________     __________
                         -----------------  ------------    -----------
December 31, 1998                             29,499,552     23,575,936   30,000,000     53,454,469     125,088,180     8,749,931


Net income                                                                                               62,074,949
Change in valuation of
  securities available for sale                                                                                       (77,398,890)
Issuance of preferred stock     90,000,000                   (3,149,783)
Addition to legal surplus                                                                73,338,045     (73,338,045)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Treasury stock                                (1,452,000)      (726,000)                                (30,332,611)
Stock options exercised                           13,000        163,313
Cash dividends:
    Common stock                                                                                        (10,382,797)
    Preferred stock              _________     _________      _________    _________     __________      (4,275,000)   __________
                                                                                                      -------------
December 31, 1999               90,000,000    28,060,552     19,863,466   40,000,000    126,792,514      58,834,676   (68,648,959)

Net income                                                                                               16,351,084
Change in valuation of
  securities available for sale                                                                                         6,733,029
Treasury stock                                  (879,000)      (439,500)                                (14,598,227)
Cash dividends:
    Common stock                                                                                         (2,995,086)
    Preferred stock             __________    __________     __________   __________    ___________      (1,603,128)   __________
                                                                                                       ------------
March 31, 2000                 $90,000,000   $27,181,552    $19,423,966  $40,000,000   $126,792,514     $55,989,319  $(61,915,930)
                               ===========   ===========    ===========  ===========   ============     ===========  ============


The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                       March 31,                   March 31,
                                                                         2000                        1999
                                                                   ----------------              -----------
Net income                                                            $16,351,085                $14,141,215
                                                                      -----------                -----------
Other comprehensive income net of tax:
Unrealized gain (losses) on securities:
     Unrealized holding gains (losses)                                  8,070,178                (21,826,703)
       arising during the period
     Less: reclassification adjustment
       for gains included in net income                                 1,337,149                    931,738
                                                                      -----------                 ----------

Total other comprehensive income (loss)                                 6,733,029                (22,758,441)
                                                                      -----------               ------------

Comprehensive income (loss)                                           $23,084,114               $ (8,617,226)
                                                                      ===========               ============

The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP

               PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - NATURE OF BUSINESS

         First BanCorp (the Corporation) is a bank holding company subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

         FirstBank Puerto Rico (FirstBank or the Bank), the Corporation's subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 45 full service banking branches in Puerto Rico and three in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. Early in the year 2000 the Bank began offering brokerage services in selected branches through a new alliance with Painne Webber of Puerto Rico, the largest brokerage firm in the Island. In addition, through its wholly owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

2 - ACCOUNTING POLICIES

         The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles, and, as such, include amounts based on judgments, estimates and assumptions made by Management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 1999 contained in the annual report of the Corporation.

         In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders' equity include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's financial position at March 31, 2000, and the results of operations and the cash flows for the three months ended on March 31, 2000 and 1999. The results of operations for the three months ended on March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

3 - STOCKHOLDERS' EQUITY

     Authorized common stock shares at March 31, 2000 and December 31, 1999 were 250,000,000, with a par value of $1.00. The Corporation has 27,181,552 shares issued and outstanding of common stock.

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

4 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three months ended on March 31, 2000 and 1999 are as follows:

                                                                                      Three months ended
                                                                                            March 31,
                                                                                   2000                  1999
                                                                                   ----                  ----
(In thousands, except per share data)
Net income                                                                         $16,351             $14,141
Less: Preferred stock dividend                                                      (1,603)
                                                                                  --------            --------
Net income - attributable to common stockholders                                   $14,748             $14,141
                                                                                   =======             =======
Earnings per common share - basic:

Weighted average common shares outstanding                                          27,587              29,259
                                                                                   -------             -------
Earnings per common share - basic                                                 $   0.53            $   0.48
                                                                                  ========            ========
Earnings per common share - diluted:

Weighted average common shares and share equivalents:
    Average common shares outstanding                                               27,587              29,259
    Common stock equivalents - Options                                                 190                 282
                                                                                 ---------            --------
         Total                                                                      27,777              29,541
                                                                                   -------            --------
Earnings per common share - diluted                                                $  0.53           $    0.48
                                                                                   =======           =========

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

         During the three month period ended on March 31, 1999, the Corporation granted 2,000 options to buy shares of the Corporation's common stock. Each option granted during the first quarter of 1999 has an exercise price of $25.94, equal to the quoted market price of the stock at the grant date, therefore no compensation cost was recognized on the options granted. No options were granted during the first quarter of 2000.

         Had compensation cost for the stock options granted been determined based on the fair value at the grant date the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro forma earnings per common share:                                                       Three months ended
                                                                                                March 31,
(In thousands except per share data)                                                       2000             1999
                                                                                           ----             ----
Net income - attributable to common stockholders                                          $14,748           $14,118

Earnings per common share - basic                                                       $    0.53         $    0.48

Earnings per common share - diluted                                                     $    0.53         $    0.48

         The Corporation uses the binomial model for the computation of the fair value of each option granted to buy shares of the Corporation's common stock. The fair value of each option granted during the three month period ended on March 31, 1999 was estimated using the following assumptions: dividend growth of 21.2%; expected life of 10 years; expected volatility of 35.15% and risk-free interest rate of 5.0%. The estimated fair value of the options granted was $11.62 per option.

5- INVESTMENT SECURITIES HELD FOR TRADING

         At March 31, 2000 and December 31, 1999, there were no securities held for trading purposes or options on such securities.

     The net gain from the sale of trading securities amounted to $419,367 and $75,000 during the three months ended on March 31, 2000 and 1999, respectively. These earnings were included as trading income.

6 - INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:

Investment securities available for sale

                                                                   (Dollars in thousands)
                                            March 31, 2000                             December 31, 1999
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%
U.S. Treasury Securities:
     After 5 to 10 years      $39,589          $(3,576)    $36,013    4.90     $39,577           $(4,302)     $35,275  4.90
     After 10 years            67,490           (4,646)     62,844    5.51      67,468            (9,621)      57,847  5.51
Obligations of other U.S.
 Government Agencies:
     Within 1 year            276,993             (111)    276,882    5.86     219,065      $53      (58)     219,060  5.68
     After 1 to 5 years        34,090                       34,090    7.16
     After 10 years            27,937           (5,553)     22,384    7.05      27,457            (5,127)      22,330  7.05
Puerto Rico Government
 Obligations:
     After 10 years             5,853             (402)      5,451    6.83       5,880      ___      (36)       5,844  6.83
                          -----------       ----------  ----------         -----------             -----   ----------
Total                        $451,952         $(14,288)   $437,664    5.90    $359,447      $53 $(19,144)    $340,356  5.69
                             ========         ========    ========            ========      === ========     ========
Mortgage  backed  securities-  Federal Home Loan  Mortgage  Corporation  (FHLMC)
certificates:
     After 1 to 5 years   $       925             $(22)    $   903    6.88   $     997             $ (25)     $   972  6.87
     After 5 to 10 years        9,445             (318)      9,127    6.23       9,905              (255)       9,650  6.23
     After 10 years            21,945     $8      (341)     21,612    7.64      22,872      $11     (155)      22,728  6.38
                           ----------     --  --------      ------              ------      ---     ----       ------
                               32,315      8      (681)     31,642    7.20      33,774       11     (435)      33,350  6.35
                           ----------    ---  --------      ------              ------     ----     ----       ------
Government National
 Mortgage Association
(GNMA) certificates:
     After 5 to 10 years        5,083              (11)      5,072    6.22       3,674               (46)       3,628  5.85
     After 10 years         1,206,015  1,015   (68,540)  1,138,490    6.47   1,039,069    1,410  (76,054)     964,425  6.19
                            ---------  -----   -------   ---------           ---------    -----  -------      -------
                            1,211,098  1,015   (68,551)  1,143,562    6.46   1,042,743    1,410  (76,100)     968,053  6.19
                           ----------  -----   -------   ---------           ---------    -----   ------      -------
Federal National
 Mortgage Association
(FNMA) certificates:
     After 1 to 5 years           566               (2)        564    7.24         644                (7)         637  7.29
     After 5 to 10 years          178               (3)        175    6.87         188                (6)         182  6.88
     After 10 years            10,573    228       (56)     10,745    8.30      11,109      299      (46)      11,362  8.26
                         ------------  -----  --------   ---------            --------    -----    -----     --------
                               11,317    228       (61)     11,484    8.22      11,941      299      (59)      12,181  8.19
                         ------------  -----  --------   ---------            --------    -----    -----     --------
Mortgage pass through
 certificates:
     After 10 years             2,433     96                 2,529    9.01       2,463      757                 3,220  9.09
                         ------------ ------   -------   ---------           ---------    -----  -------      --------
Real Estate Mortgage
 Interest Conduit:
     Within 1 year          _________  _____   _______   _________                 361       12                   373 12.52
                                                                        --------------  -------  -------        -----
Total                      $1,257,163 $1,347  $(69,293) $1,189,217    6.50  $1,091,282   $2,489 $(76,594)  $1,017,177  6.23
                           ========== ======  ========  ==========          ==========   ====== ========   ==========
Other investment:
    Within 1 year        $     32,641  $  40   $  (260)    $32,421    3.66  $   67,359   $1,914               $69,273  6.03
    After 1 to 5 years         20,361    180       (44)     20,498    7.71      14,750            $  (88)      14,662  7.76
    After 5 to 10 years        11,787             (233)     11,554    7.25      11,779              (162)      11,617  7.25
    After 10 years                842               (4)        838    7.06         990                            990  7.06
                       --------------   ----   -------   ---------        -------------- ------   ------    ---------
Total                     $    65,631   $220     $(541)    $65,311    5.60 $    94,878   $1,914    $(250)     $96,542  6.46
                          ===========   ====     =====     =======         ===========   ======    =====      =======

         Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost, therefore it does not give effect to changes in fair value.


Investment securities held to maturity
                                                                   (Dollars in thousands)
                                            March 31, 2000                             December 31, 1999
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%
Obligations of U.S.
   Government Agencies:
     After 5 to 10 years        $10,000              $(253)    $9,747    7.04    $10,000          $  (166)    $9,834    7.04
     After 10 years              85,317            (10,520)    74,797    7.53     83,756           (9,255)    74,501    7.53
Puerto Rico Government
    Obligations:
    After 10 years                3,651               (110)     3,541    6.50      3,593     $57   ______      3,650    6.50
                              ---------         ----------  ---------          ---------     ---           ---------
   Total                        $98,968           $(10,883)   $88,085    7.44    $97,349     $57  $(9,421)   $87,985    7.44
                                =======           ========    =======            =======     ===  =======    =======
Mortgage backed securities:
Government National
   Mortgage Association
   (GNMA) certificates
      After 10 years           $206,778            $(7,180)  $199,598    6.94   $206,697          $(7,851)  $198,845    6.94
                               ========            =======   ========           ========          =======   ========

   Expected maturities of mortgage backed securities and certain other securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

7 - INVESTMENT IN FHLB STOCK

         At March 31, 2000 and December 31, 1999, there were investments in FHLB stock with book value of $17,826,500. The estimated market value of such investments is its redemption value.

8- IMPAIRED LOANS

         At March 31, 2000, the Corporation had $3.7 million ($4.4 million at December 31, 1999) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $1.8 million ($1.3 million at December 31, 1999). As of both periods, no increases in the provision for loan losses were necessary, since the allowance provided already covered the estimated impairment. There were no consumer loans over $1,000,000 considered impaired as of March 31, 2000 and December 31, 1999. The average recorded investment in impaired loans amounted to $4.1 million for the three months ended on March 31, 2000 (1999 - $9.4 million). Interest income in the amount of approximately $38,500 and $302,000 was recognized on impaired loans for the period ended on March 31, 2000 and 1999, respectively.

9 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:
                                                                              March 31,             December 31,
                                                                                2000                    1999
                                                                         ---------------           --------------
Residential real estate loans:
Secured by first mortgages:
    Conventional                                                            $423,033,918           $ 395,884,613
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                        5,377,391               6,543,487
       Puerto Rico Housing Bank and Finance Agency                            31,639,392              32,928,102
Secured by second mortgages                                                    5,971,635               5,706,225
                                                                          --------------          --------------
                                                                             466,022,336             441,062,427
    Deferred net loan fees                                                    (5,307,237)             (5,293,370)
                                                                         ---------------          --------------
Residential real estate loans                                                460,715,099             435,769,057
                                                                          --------------           -------------

Commercial loans:
    Construction, land acquisition and land improvements                     321,398,622             288,301,904
    Undisbursed portion of loans in process                                 (168,865,538)           (156,233,791)
                                                                          --------------          --------------
    Construction loans                                                       152,533,084             132,068,113

    Commercial loans                                                         704,045,136             655,417,037
    Commercial mortgage                                                      389,643,818             371,642,698
                                                                          --------------          --------------
Commercial loans                                                           1,246,222,038           1,159,127,848
                                                                           -------------           -------------

Finance leases                                                                93,601,193              85,692,482
                                                                        ----------------         ---------------

Consumer and other loans:
    Personal                                                                 412,871,671             422,722,624
    Personal lines of credit                                                  12,014,916              13,029,258
    Auto                                                                     537,838,441             532,242,160
    Boat                                                                      40,630,375              37,018,313
    Credit card                                                              167,333,289             168,045,087
    Home equity reserve loans                                                  2,500,491               2,656,713
    Other                                                                        103,278                 106,292
    Unearned interest                                                       (146,787,857)           (148,835,815)
                                                                        ----------------         ---------------
Consumer and other loans                                                   1,026,504,604           1,026,984,632
                                                                         ---------------          --------------
Loans receivable                                                           2,827,042,934           2,707,574,019
Loans held for sale                                                           48,733,430              37,794,078
                                                                       -----------------        ----------------
Total loans                                                                2,875,776,364           2,745,368,097
Allowance for loan losses                                                    (73,504,320)            (71,784,237)
                                                                       -----------------       -----------------
Total loans-net                                                           $2,802,272,044          $2,673,583,860
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

          The following table presents information about the reportable segments (in thousands):

                                                                             Treasury and        Commercial
                                                                   Retail     Investments          Corporate      Total
For the quarter ended March 31, 2000:
Interest income                                                    $52,527           $29,745         $22,909      $105,181
Net (charge) credit for transfer of funds                           (1,818)           16,565         (14,747)
Interest expense                                                   (16,859)          (40,002)                      (56,861)
Net interest income                                                 33,850             6,308           8,162        48,320
Provision for loan losses                                           (5,846)                           (6,174)      (12,020)
Segment income                                                      28,004             6,308           1,988        36,300
Average earning assets                                           1,736,877         1,785,723         976,166     4,498,766

For the quarter ended March 31, 1999:
Interest income                                                    $44,519           $27,269         $15,355       $87,143
Net (charge) credit for transfer of funds                             (906)           10,424          (9,518)
Interest expense                                                   (13,331)          (29,215)                      (42,546)
Net interest income                                                 30,282             8,478           5,837        44,597
Provision for loan losses                                          (12,765)                           (1,035)      (13,800)
Segment income                                                      17,517             8,478           4,802        30,797
Average earning assets                                           1,377,444         1,762,643         690,410     3,830,496

         The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

                                                                Three months ended March 31,
                                                               2000                            1999
                                                           ----------------------------------------
Net income:
Total income for segments                                  $      36,300                   $     30,797
Other income                                                      11,448                          8,168
Operating expenses                                               (27,702)                       (23,685)
Income taxes                                                      (3,694)                        (1,139)
                                                          --------------                  -------------
     Total consolidated net income                          $     16,352                   $     14,141
                                                            ============                   ============

Average assets:
Total average earning assets for segments                     $4,498,766                     $3,830,496
Average non earning assets                                       225,910                        158,736
                                                            ------------                   ------------
     Total consolidated average assets                        $4,724,676                     $3,989,232
                                                              ==========                     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA
                                                                                     Three months ended March 31,
                                                                                         2000             1999
                                                                                         ----             ----
  Condensed income statements (in thousands):
      Interest income                                                                 $105,181             $87,143
      Interest expense                                                                  56,861              42,545
                                                                                     ---------            --------
      Net interest income                                                               48,320              44,597
      Provision for loan losses                                                         12,020              13,800
                                                                                     ---------            --------
      Net interest income after provision
       for loan losses                                                                  36,300              30,797
      Other income                                                                       8,935               6,887
      Gain on sale of investments                                                        2,513               1,281
      Other operating expenses                                                          27,703              23,686
                                                                                      --------            --------
      Net income before income tax expense                                              20,045              15,280
      Income tax expense                                                                 3,694               1,139
                                                                                     ---------           ---------
      Net income                                                                       $16,351             $14,141
                                                                                       =======             =======
  Per common share results:
      Net income per common share-basic                                                  $0.53               $0.48
      Net income per common share-diluted                                                $0.53               $0.48
      Cash dividends declared                                                            $0.11               $0.09
  Selected financial ratios (in percent):
      Average yield on earning assets (1)                                                 9.30                9.48
      Cost of interest bearing liabilities                                                5.44                4.91
      Interest rate spread (1)                                                            3.86                4.57
      Net interest margin (1)                                                             4.42                5.06
      Net income to average total assets                                                  1.38                1.42
      Net income to average equity                                                       23.01               21.78
      Net income to average common equity                                                30.38               21.78
      Average equity to average total assets                                              6.02                6.51
      Dividend payout ratio                                                              20.31               18.55
      Efficiency ratio (2)                                                               46.35               46.01

                                                                                     March 31,         December 31,
                                                                                       2000                1999
                                                                                       ----                ----
Regulatory capital ratios (in percent):
      Total capital to risk weighted assets                                             15.22               16.16
      Tier 1 capital to risk weighted assets                                            10.88               11.64
      Tier 1 capital to average assets                                                   6.93                7.47
Balance sheet data (in thousands):
       Loans and loans held for sale                                                $2,875,776          $2,745,368
       Allowance for loan losses                                                        73,504              71,784
       Investments                                                                   2,023,705           1,811,164
       Total assets                                                                  5,069,642           4,721,568
       Deposits                                                                      2,753,392           2,565,422
       Borrowings                                                                    1,946,297           1,803,729
       Total capital                                                                   297,471             294,902

         Number of full service branches                                                    48                  48
         Loan origination offices                                                           41                  41

  (1) On a taxable equivalent basis.
  (2) Other operating expenses to the sum of net interest income and other income.

        RESULTS OF OPERATIONS

        First BanCorp's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its earning assets, including investment securities and loans, and the interest expense on its interest bearing liabilities including deposits and borrowings. The Corporation's results of operations also depend on the provision for loan losses; other income, mainly service charges and fees on loans; operating expenses, such as personnel, occupancy and other costs; and on gains on sales of securities.

        For the quarter ended on March 31, 2000, the Corporation recorded earnings of $16,351,085 or $0.53 per common share (basic and diluted), a per share increase of 10% as compared to earnings of $14,141,215 or $0.48 per common share (basic and diluted) for the first quarter of 1999.

Net Interest Income

        Net interest income for the three months ended on March 31, 2000 increased by $3.7 million, as compared with the same period in 1999; or by $2.6 million on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.86% and 4.42%, respectively, for the first quarter of 2000 as compared to 4.57% and 5.06%, respectively, for the first quarter of 1999.

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




PART I                                                               Three months ended March 31,
                                                                                                       Interest  income (1) /
                                                  Average volume              Average rate (1)               expense
                                           2000              1999           2000             1999          2000     1999
                                           ----              ----           ----             ----          ----     ----
                                                                                 (Dollars in Thousands)
Earning assets:
  Deposits at banks and other
    short-term investments             $      14,678    $       6,579    $       177    $      47        4.85%       2.90%
  Government obligations                     479,870          301,307          7,778        4,323        6.52%       5.82%
  Mortgage backed securities               1,325,705        1,441,511         22,961       26,136        6.97%       7.35%
  FHLB stock                                  17,827           11,110            290          183        6.54%       6.68%
  Other investment                            50,494            1,964          1,038           80        8.27%      16.49%
                                      --------------   --------------     ----------  -----------
   Total investments                       1,888,574        1,762,471         32,244       30,769        6.87%       7.08%
                                        ------------      -----------      ---------     --------
  Residential real estate loans              481,009          306,049         10,305        8,007        8.62%      10.61%
  Construction                               144,025           62,859          3,572        1,375        9.98%       8.87%
  Commercial loans                         1,048,881          707,712         24,056       15,264        9.22%       8.75%
  Finance leases                              88,428           55,997          2,691        1,838       12.24%      13.31%
  Consumer loans                           1,026,120        1,009,104         35,336       34,033       13.85%      13.68%
                                        ------------      -----------     ----------     --------
Total loans (2)                            2,788,463        2,141,721         75,960       60,517       10.96%      11.46%
                                         -----------      -----------     ----------     --------
    Total earning assets                  $4,677,037       $3,904,192       $108,205      $91,285        9.30%       9.48%
                                          ==========       ==========       ========      =======

Interest-bearing liabilities:
  Deposits                                $2,477,291       $1,613,746      $  31,366      $18,293        5.09%       4.60%
  Other borrowed funds                     1,680,776        1,894,915         24,804       24,224        5.94%       5.18%
  FHLB advances                               45,859            2,319            691           28        6.06%       4.90%
                                       -------------  ---------------     ----------   ----------
  Total interest-bearing liabilities      $4,203,926       $3,510,980        $56,861      $42,545        5.44%       4.91%
                                          ==========       ==========        =======      =======
Net interest income                                                          $51,344      $48,740
                                                                             =======      =======
Interest rate spread                                                                                     3.86%       4.57%
Net interest margin                                                                                      4.42%       5.06%

(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)Non-accruing loans are included in the average balances.



PART II                                                                           Three months ended March 31,
                                                                                     2000 compared to 1999
                                                                        Variance           Variance
                                                                         due to             due to             Total
                                                                         volume              rate             variance
Interest income on earning assets:                                                       (In thousands)
  Deposits at banks and other
   short-term investments                                              $    84             $    46           $    130
  Government obligations                                                 2,871                 584              3,455
  Mortgage backed securities                                            (1,918)             (1,257)            (3,175)
  FHLB stock                                                               112                  (5)               107
  Other investment                                                       1,482                (524)               958
                                                                       -------           ---------           --------
         Total investment                                                2,631              (1,156)             1,475
                                                                      --------            ---------           -------
  Residential real estate loans                                          4,233              (1,935)             2,298
  Construction loans                                                     2,004                 193              2,197
  Commercial loans                                                       7,898                 894              8,792
  Finance leases                                                         1,041                (188)               853
  Consumer loans                                                           746                 557              1,303
                                                                      --------            --------            -------
         Total loans                                                    15,922                (479)            15,443
                                                                       -------             -------           --------
         Total interest income                                          18,552              (1,634)            16,918
                                                                        ------              ------             ------
Interest expense on interest bearing liabilities:
  Deposits                                                              10,883               2,190             13,073
  Other borrowed funds                                                  (2,877)              3,457                580
  FHLB advances                                                            654                   9                663
                                                                      --------           ---------           --------
         Total interest expense                                          8,661               5,655             14,316
                                                                       -------             -------            -------
Change in net interest income                                           $9,891             $(7,289)            $2,602
                                                                        ======             =======             ======

        Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $3.0 million for the three months ended on March 31, 2000, and of $4.1 million for the three months ended on March 31, 1999. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

        Interest Income

        Interest income increased by $18.0 million for the three months ended on March 31, 2000 as compared to the same period for 1999. When adjusted to a taxable equivalent basis, interest income increased by $16.9 million for the three months ended on March 31, 2000 as compared to the same period in 1999. The yield on earning assets, on a taxable equivalent basis, amounted to 9.30% and 9.48% for the three months ended on March 31, 2000 and 1999, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets. The average volume of earning assets increased by $772.8 million for the three months ended on March 31, 2000, as compared to the same period in 1999.

        The average volume of total investments increased by $126.1 million for the three months period ended on March 31, 2000 as compared with the same period in 1999, mostly concentrated in government obligations.

        The average volume of the loan portfolio increased by $646.7 million for the three months ended on March 31, 2000 as compared with the same period in 1999, due to an increase in real estate and commercial loans. Residential real estate, construction loans, commercial loans, finance leases and consumer loans increased by $175.0 million, $81.2 million, $341.2 million, $32.4 million and $17.0 million, respectively, for the three months ended on March 31, 2000 as compared to the same period in 1999. The increase in construction and commercial loans was the result of the Corporation's strategy of diversifying its asset base, which was concentrated in consumer loans.

        Interest Expense

        Interest expense increased by $14.3 million for the three months ended on March 31, 2000 as compared with the amount recorded in the same period of 1999. The increase in interest expense due to volume and due to rate amounted to $8.7 million and $5.7 million, respectively, for the three months ended on March 31, 2000 as compared to the same period ended on March 31, 1999. The cost of interest bearing liabilities increased from 4.91% for the three months period ended on March 31, 1999 to 5.44% for the three months period ended on March 31, 2000.

Provision for Loan Losses

         For the three months ended on March 31, 2000, the Corporation provided $12.0 million, for possible loan losses as compared to $13.8 million, for the same period of 1999. The provision for loan losses recorded during 2000 reflects a lower provision need due to an improvement in the credit quality of the loan portfolio.

        The Corporation maintains an allowance for loan losses on its portfolio at a level that Management considers adequate to provide for potential losses in the portfolio based upon an evaluation of known and inherent risks. The Corporation establishes a quarterly allowance for loan losses based on the asset classification report to cover the total amount of any assets classified as a "loss," the potential loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, value of the underlying collateral, financial condition of the borrowers and other pertinent factors. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation's control, including factors affecting the Puerto Rico economy, may contribute to delinquencies and defaults thus necessitating additional reserves.

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

                                                                                  Three months ended March 31,
                                                                               2000                          1999
                                                                               ----                          ----
                                                                                      (Dollars in thousands)
         Allowance for loan losses, beginning of period                      $ 71,784                       $67,854
         Provision for loan losses                                             12,020                        13,800
                                                                            ---------                      --------
         Loans charged-off:
           Residential real estate
           Commercial                                                            (798)                         (536)
           Finance leases                                                        (504)                         (497)
           Consumer                                                           (11,872)                      (13,260)
           Other assets                                                            (3)                         (296)
                                                                         ------------                    ----------
            Total charge-offs                                                 (13,177)                      (14,589)
                                                                             --------                      --------
         Recoveries of loans previously charged-off:
           Residential real estate
           Construction
           Commercial                                                              42                            24
           Finance leases                                                          55                            27
           Consumer                                                             2,775                         1,492
           Other assets                                                             5                           109
                                                                         ------------                    ----------
             Total recoveries                                                   2,877                         1,652
                                                                            ---------                     ---------
         Net charge-offs                                                      (10,300)                      (12,937)
                                                                              -------                      ---------
         Allowance for loan losses, end of period                             $73,504                       $68,717
                                                                              =======                       =======
         Allowance for loan losses to total loans and
          loans held for sale                                                   2.56%                         3.18%
         Net charge-offs annualized to average loans
          outstanding during the period                                         1.49%                         2.42%




Other Income
                                                                                              Three months ended
                                                                                                   March 31,
                                                                                       2000                     1999

         Service charges on deposit accounts                                        $2,407,383               $1,904,744
         Other fees on loans                                                         3,407,507                2,841,330
         Fees on loans serviced for others                                             159,251                  267,550
         Mortgage banking activities                                                        30
         Rental income                                                                 497,928                  641,597
         Other operating income                                                      2,043,371                1,157,612
                                                                                 -------------              -----------
             Subtotal                                                                8,515,470                6,812,833
         Gain on sale of investments                                                 2,512,682                1,280,511
         Trading income                                                                419,367                   75,000
                                                                                --------------            -------------
             Total                                                                 $11,447,519               $8,168,344
                                                                                   ===========               ==========

         Other income primarily consists of service charges on deposit accounts, fees on loans, commissions derived from various banking activities, the results of trading activities and gains on sale of investments. Service charges on deposit accounts represent an important and stable source of other income for the Corporation. Other fees on loans consist mainly of credit card fees and late charges collected on loans. The increase in this source of income to $3.4 million for the three months ended on March 31, 2000 from $2.8 million and during the same period in 1999 was due to fees generated on the increased portfolio of commercial loans. Fees on loans serviced for others primarily reflect servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized.

         The Corporation's second tier subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

         The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes.

         The Corporation recorded $2.5 million during the three months ended March 31, 2000 and $1.3 million during the three months ended March 31, 1999 from gains on sale of investments securities. These gains reflect market opportunities that arose and that are in consonance to the Corporation's investment policies.

Other Operating Expenses

        The following table presents the detail of other operating expenses for the periods indicated:

                                                                                For the three months ended
                                                                                          March 31,
                                                                                 2000                     1999
                                                                          ----------------          ----------

Employees' compensation and benefits                                        $12,460,281                 $11,221,819
Occupancy and equipment                                                       5,439,731                   4,699,386
Taxes and insurance                                                           1,588,948                   1,631,481
Net cost of operations and
  disposition of other real estate owned                                         35,987                       4,786
Amortization of debt issuance costs                                              87,254                     158,945
Professional fees                                                               718,728                     547,572
Servicing and processing fees                                                 1,513,049                     992,388
Communications                                                                1,362,746                   1,131,071
Supplies and printing                                                           336,848                     253,351
Other                                                                         4,159,645                   3,044,895
                                                                           -------------              -------------
   Total                                                                    $27,703,217                 $23,685,694
                                                                            ===========                 ===========


         Operating expenses increased to $27.7 million for the three months ended March 31, 2000 as compared to $23.7 million for the same period in 1999. Management's goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The best measure of the success of this program is the efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income. The Corporation's efficiency ratio has been maintained in approximately 46% (46.35% and 46.01% for the three months period ended on March 31, 2000 and 1999, respectively).

         The increase in operating expenses for 2000 is mainly the result of the investments made in new technology, the expansion of the Corporation's branch network, the acquisition of new business and branches and the staffing of the commercial lending business to support the growth in the portfolio. During 1999 the Corporation opened a new full-service branch and two in-store branches. In July of 1999, the Corporation acquired the Royal Bank's operations in Puerto Rico including its full service branch in the financial district of Hato Rey. In August of 1999, the Corporation acquired the credit card portfolio of Western Auto. In December of 1999, the Corporation acquired four branches from CitiBank. To emphasize the commercial lending area, the Corporation recruited new officers for the origination of loans to the middle market throughout selected branches.

Provision for Income Tax

        The provision for income tax amounted to $3.7 million (or 18.43% of pretax earnings) for the three months ended on March 31, 2000 as compared to $1.1 million (or 7.45% of pretax earnings) for the same period in 1999. The Corporation has effectively reduced the enacted tax rate of 39%, through the strategy of investing in tax exempt securities.

        FINANCIAL CONDITION

Assets

        Total assets as of March 31, 2000 amounted to $5,069.6 million, an increase of $348 million as compared to total assets as of December 31, 1999 of $4,721.6 million. The increase was mainly the result of an increase of $212.5 million in total investments and $130.4 million in total loans.

        The composition of loans receivable and loans available for sale:

                                                       March 31,                 December 31,                Increase
                                                          2000                        1999                (Decrease)
                                                     --------------          --------------------          --------
                                                                             (In thousands)
    Residential real estate loans                       $  509,449               $   473,563                $ 35,886
                                                        ----------               -----------                --------
    Commercial real estate loans                           389,644                   371,643                  18,001
    Construction loans                                     152,533                   132,068                  20,465
    Commercial loans                                       704,045                   655,417                  48,628
                                                       -----------              ------------               ---------
      Total commercial                                   1,246,222                 1,159,128                  87,094
                                                        ----------               -----------               ---------
    Finance leases                                          93,601                    85,692                   7,909
    Consumer and other loans                             1,026,505                 1,026,985                    (480)
                                                       -----------               -----------             -----------
      Total                                             $2,875,777                $2,745,368                $130,409
                                                        ==========                ==========                ========

        The fluctuation in the loans receivable category was the net result of total loan origination of $284.7 million and repayments and other adjustments of $154.3 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans. This resulted in an increase of $87.1 million in the commercial loan portfolio. Residential real estate loans increased by $35.9 million as a result of new resources added to this line of business. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $7.9 million.

Non-performing Assets

         Total non-performing assets are the sum of non-accruing loans, OREO's and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

         At March 31, 2000, total non-performing assets amounted to $53.6 million (1.06% of total assets) as compared to $57.4 million (1.22% of total assets) at December 31, 1999 and $62.9 million (1.57% of total assets) at December 31, 1998. The Corporation's reserve to non-performing loans ratio was 150.7% at March 31, 2000 as compared to 133.4% and 119.1% at December 31, 1999 and 1998, respectively.

         Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

         The following table presents non-performing assets at the dates indicated:

                                                                  March 31,                     December 31,
                                                                      2000                 1999                 1998
                                                                  -----------          ----------            --------
                                                                                 (Dollars in thousands)
Non-accruing loans:
      Residential real estate                                        $11,020             $ 8,633            $  9,151
      Commercial and commercial real estate                           17,216              17,975              19,355
      Finance leases                                                   2,092               2,482               1,716
      Consumer                                                        18,453              24,726              26,736
                                                                      ------              ------            --------
                                                                      48,781              53,816              56,958
Other real estate owned (OREO)                                         1,707                 517               3,642
Other repossessed property                                             3,144               3,112               2,277
                                                                   ---------           ---------           ---------
Total non-performing assets                                          $53,632             $57,445             $62,877
                                                                     =======             =======             =======
Past due loans                                                       $10,954             $13,781             $15,110
Non-performing assets to total assets                                  1.06%               1.22%               1.57%
Non-performing loans to total loans                                    1.70%               1.96%               2.69%
Allowance for loan losses                                            $73,504             $71,784             $67,854
Allowance to total non-performing loans                              150.68%             133.39%             119.13%

         Non-accruing Loans

         Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $11.0 million (2.16% of total residential real estate loans) at March 31, 2000, as compared to $8.6 million (1.82% of total residential real estate loans) and $9.2 million (3.02% of total residential real estate loans) at December 31, 1999 and 1998, respectively.

         Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $17.2 million (1.38% of total commercial loans) at March 31, 2000 as compared to $18.0 million (1.55% of total commercial loans) and $19.4 million (2.53% of total commercial loans) at December 31, 1999 and 1998, respectively. At March 31, 2000, there was only one non-accruing commercial loan of over $1 million, which is a $2.6 million loan, partially secured by inventory, accounts receivable and real estate collateral.

         Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2.1 million (2.24% of total finance leases) at March 31, 2000, as compared to $2.5 million (2.90% of total finance leases) and $1.7 million (3.29% of total finance leases) at December 31, 1999 and 1998, respectively.

         Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $18.5 million (1.80% of the total consumer loan portfolio) at March 31, 2000, $24.7 million (or 2.41% of the total consumer loan portfolio) at December 31, 1999 and $26.7 million (or 2.67% of the total consumer loan portfolio) at December 31, 1998. The decrease in the ratio and amount of non-accruing loans was the result of the improvement on the credit quality of the portfolio.

         Other Real Estate Owned (OREO)

         OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated cost to sell off the real estate at the date of acquisition.

         Other Repossessed Property

         The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats are recorded at the lower of cost or estimated fair value. Repossessed autos are recorded at the principal balance of the loans less an estimated loss on the disposition of certain units.

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

 Sources of Funds

         As of March 31, 2000, total liabilities amounted to $4,772.2 million, an increase of $345.5 million as compared to $4,426.7 million as of December 31, 1999. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $188.0 million; (2) an increase in federal funds and securities sold under agreements to repurchase of $299.2 million; (3) an increase in accounts payable and other liabilities of $15.0 million; net of (4) a decrease in advances from FHLB - NY of $4.2 million; and (5) a decrease in other short term borrowings of $152.5 million.

         The Corporation maintains unsecured standby lines of credit with other banks. At March 31, 2000, the Corporation's total unused lines of credit with these banks amounted to approximately $102,000,000 (1999 - $123,500,000). At March 31, 2000, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $60,419,916 (1999 - $2,812,126).

Capital

         Total stockholders' equity as of March 31, 2000 amounted to $297.5 million, increasing by $2.6 million from the amount as of December 31, 1999. The increase was mainly the result of the net income generated for the period ended on March 31, 2000 of $16.4 million, an increase in the valuation on securities available for sale of $6.7 million, dividends paid of $4.6 million, and the repurchase of 879,000 shares of common stock at a total cost of $15.9 million.

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

         At March 31, 2000 and December 31, 1999, the Corporation exceeded the requirements for an adequately capitalized institution.

         At March 31, 2000 and December 31, 1999, the Corporation also was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events that have changed that classification.


         The Corporation's regulatory capital position was as follows:

                                                                                Regulatory requirements
                                                                                 For capital
                                                           Actual             adequacy purposes    To  be  well capitalized
                                                     Amount       Ratio       Amount      Ratio       Amount      Ratio
At March 31, 2000                                                          (Dollars in thousands)
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $462,864    15.22%        $243,282       8%      $304,102       10%
      FirstBank                                      416,457    13.82%         241,160       8%       301,450       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $330,885    10.88%        $121,641       4%      $182,461        6%
      FirstBank                                      284,824     9.45%         120,580       4%       180,870        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $330,885     6.93%        $143,234       3%      $238,723        5%
      FirstBank                                      284,824     6.00%         142,322       3%       237,203        5%

At December 31, 1999
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                $468,261     16.16%        $231,758        8%     $289,697         10%
      FirstBank                                     409,173     14.26%         229,608        8%      287,010         10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                $337,284     11.64%        $115,879        4%     $173,818          6%
      FirstBank                                     279,383      9.73%         114,804        4%      172,206          6%

   Tier I Capital (to Average Assets):
      First BanCorp                                $337,284      7.47%        $135,473        3%     $225,789          5%
      FirstBank                                     279,383      6.26%         133,953        3%      223,255          5%

Dividends

         During the period ended March 31, 1999, the Corporation declared a cash dividend of $0.11 per common share representing a 22% increase over the cash dividend of $0.09 per common share declared for the same period in 1999. Total dividends declared per common share for the period ended on March 31, 2000 amounted to $3.0 million for an annualized dividend payout ratio of 20.31% as compared to $2.6 million for the period ended March 31, 1999 (or a 18.55% dividend payout ratio). Dividend declared on preferred stock amounted $1,603,125 for the period ended on March 31, 2000.

Liquidity

         Liquidity refers to the level of cash and eligible investments readily available to meet loan and investment commitments, potential deposit outflows and debt repayments. The Corporation's liquidity position and liquidity targets are reviewed on a weekly basis by the Asset Liability Management and Investment Committee, using measures of liquidity developed by Management.

         The Corporation's principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other financial institutions. The Investment Committee reviews credit availability on a regular basis. In addition, the Corporation has securitized and sold auto and mortgage loans as a supplementary source of funding. The Corporation has obtained long-term funding through the issuance of notes and long-term institutional certificates of deposit. The Corporation's principal uses of funds are the origination of loans and investments, and the repayment of maturing deposit accounts and borrowings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 2000 First BanCorp held its annual meeting of stockholders. The number of shares present in person and/or by proxy at such meeting were 25,090,089 representing 91.87% of the 27,310,652 shares of common stock issued and outstanding on March 15, 2000. March 15, 2000 was the record date for the determination of the stockholders entitled to vote at the meeting.

         The following was voted upon at the Annual Meeting of Stockholders:

         (a)       The election of the following directors:
                                                           For            Withheld
                  Jose Julian Alvarez                   23,839,187         1,250,902
                  Jorge L. Diaz                         23,832,854         1,257,235
                  Hector M. Nevarez                     25,052,714            37,375
                  Jose Teixidor                         25,053,534            36,555

         The following are the directors whose terms of office continue:

                  Angel Alvarez-Perez
                  Annie Astor de Carbonell
                  Rafael Bouet - Souffront
                  Francisco D. Fernandez
                  German E. Malaret
                  Antonio Pavia Villamil
                  Angel L. Umpierre

         (b) Ratification of the appointment of PricewaterhouseCoopers as the Corporation's Independent Accountants for fiscal year 2000.


         The appointment of PricewaterhouseCoopers was ratified as follows:

                  For                                        23,857,553
                  Against                                     1,223,730
                  Abstain                                         8,806

ITEM 5.  OTHER INFORMATION

         First BanCorp announced on April 26, 2000 the signing of a definitive merger agreement by and between its wholly owned subsidiary, FirstBank, and First Virgin Islands Federal Savings Bank, a savings bank headquartered in St. Thomas, United States Virgin Islands with assets of $55 million. The merger is subject to regulatory and shareholder approval.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                              First BanCorp.
                                                        Name of the Corporation





Date:  May 11, 2000                           By: /s/ Angel Alvarez-Perez, Esq.
                                                 ------------------------------
                                                     Angel Alvarez-Perez, Esq.
                                                  Chairman, President and Chief
                                                         Executive Officer



Date:  May 11, 2000                           By:/s/ Annie Astor de Carbonell
                                                 -----------------------------
                                                     Annie Astor de Carbonell
                                                 Senior Executive Vice President
                                                  and Chief Financial Officer

                                                        SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                        First BanCorp.
                                                    Name of the Corporation





Date:  May 11, 2000                             By:   Angel Alvarez-Perez, Esq.
                                                   Chairman, President and Chief
                                                         Executive Officer





Date:  May 11, 2000                             By: Annie Astor de Carbonell
                                                 Senior Executive Vice President
                                                   and Chief Financial Officer