Form 10-Q
period 2000-06-30
FIRST BANCORP /PR/
filed 2000-08-11
CIK 1057706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                    Quarterly Report Pursuant to Section 130
                     of the Securities Exchange Act of 1934


For the Quarter ended                                 Commission File 001-14793
    June 30, 2000


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


                                 (787) 729-8200


     Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Number of shares of the Corporation's Common Stock outstanding as of August 9, 2000

                                   26,818,252

                                                    FIRST BANCORP
                                                      CONTENTS

PART I.  FINANCIAL INFORMATION                                                  PAGE

                  Item 1. Financial Statements:

                  Consolidated Statements of Financial
                      Condition as of June 30, 2000 and
                     December 31, 1999.................................................................3

                  Consolidated Statements of Income for the
                      three and six months ended on June 30, 2000 and 1999.............................4

                  Consolidated Statements of Cash Flows
                     for the six months ended on June 30, 2000 and 1999................................5

                  Consolidated Statements of Changes in
                     Stockholders' Equity..............................................................6

                  Consolidated Statements of Comprehensive Income for the
                      three and six months ended on June 30, 2000 and 1999.............................7

                  Notes to Consolidated Financial Statements...........................................8

                  Item 2. Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations.................................................18

                  Item 3. Quantitative and Qualitative Disclosures About Market Risk..................32

PART II. OTHER INFORMATION

                  Item 1. Legal Proceedings...........................................................33

                  Item 2. Changes in Securities.......................................................33

                  Item 3. Defaults Upon Senior Securities.............................................33

                  Item 4. Submission of Matters to a Vote
                            of Security Holders.......................................................33

                  Item 5. Other Information...........................................................33

                  Item 6. Exhibits and Report on Form 8-K.............................................33

SIGNATURES............................................................................................34


                                                      FIRST BANCORP
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            June 30, 2000        December 31, 1999
Assets             ........                                                  (Unaudited)
Cash and due from banks                                                  $      65,601,676         $    58,267,929
                                                                         -----------------         ---------------
Money market instruments                                                         5,591,387              35,217,064
                                                                         -----------------        ----------------
Investment securities available for sale, at market:
    United States and Puerto Rico Government obligations                       416,530,026             340,356,015
    Mortgage backed securities                                               1,194,118,667           1,017,176,782
    Other investments                                                           92,108,575              96,541,374
                                                                        ------------------       -----------------

        Total investment securities available for sale                       1,702,757,268           1,454,074,171
                                                                          ----------------         ---------------
Investment securities held to maturity, at cost:
    United States and Puerto Rico Government  obligations                      100,616,718              97,349,381
    Mortgage backed securities                                                 206,859,606             206,696,658
                                                                         -----------------        ----------------
Total investment securities held to maturity                                   307,476,324             304,046,039
                                                                         -----------------        ----------------
Federal Home Loan Bank (FHLB) stock                                             17,826,500              17,826,500
                                                                        ------------------       -----------------
Loans held for sale                                                             50,137,262              37,794,078
Loans receivable                                                             3,013,815,710           2,707,574,019
                                                                          ----------------         ---------------
Total loans                                                                  3,063,952,972           2,745,368,097
Allowance for loan losses                                                      (74,100,412)            (71,784,237)
                                                                        ------------------       -----------------
    Total loans - net                                                        2,989,852,560           2,673,583,860
                                                                          ----------------         ---------------
Other real estate owned                                                          1,811,471                 517,405
Premises and equipment - net                                                    66,766,366              61,947,817
Accrued interest receivable                                                     20,275,561              17,917,526
Due from customers on acceptances                                                2,625,065               2,738,176
Other assets                                                                   100,030,124              95,431,678
                                                                          ----------------       -----------------
        Total assets                                                        $5,280,614,302          $4,721,568,165
                                                                            ==============          ==============
Liabilities and Stockholders' Equity
Liabilities:
    Non-interest bearing deposits                                          $   214,019,872          $  211,896,459
    Interest bearing deposits                                                2,773,272,513           2,353,525,177
    Federal funds purchased and securities
      sold under agreements to repurchase                                    1,726,121,904           1,452,151,222
    Other short-term borrowings                                                 12,130,669             152,484,084
    Advances from FHLB                                                          43,500,000              50,000,000
    Notes payable                                                               55,500,000              55,500,000
    Bank acceptances outstanding                                                 2,625,065               2,738,176
    Accounts payable and other liabilities                                      49,544,001              54,776,718
                                                                         -----------------        ----------------
                                                                             4,876,714,024           4,333,071,836
                                                                           ---------------         ---------------
Subordinated notes                                                              92,856,146              93,594,080
                                                                         -----------------       -----------------
Stockholders' equity:
    Preferred Stock, authorized 50,000,000 shares: issued and
     outstanding 3,600,000 shares at $25.00 liquidation value
      per share                                                                 90,000,000              90,000,000
                                                                           ---------------        ----------------
    Common stock, $1.00 par value, authorized 250,000,000 shares;
      issued 29,612,552 shares                                                  29,612,552              29,612,552
    Less: Treasury Stock (at par value)                                         (2,723,100)             (1,552,000)
                                                                          ----------------       -----------------
    Common stock outstanding                                                    26,889,452              28,060,552
                                                                           ---------------        ----------------
    Additional paid-in capital                                                  19,277,916              19,863,466
    Capital reserve                                                             40,000,000              40,000,000
    Legal surplus                                                              126,792,514             126,792,514
    Retained earnings                                                           63,120,156              58,834,676

    Accumulated other comprehensive income - unrealized loss
        on securities available for sale, net of tax                           (55,035,906)            (68,648,959)
                                                                         -----------------       -----------------
                                                                               311,044,132             294,902,249
                                                                          ----------------        ----------------
Contingencies and commitments                                                _____________           _____________
        Total liabilities and stockholders' equity                          $5,280,614,302          $4,721,568,165
                                                                            ==============          ==============
The accompanying notes are an integral part of these statements.




34


                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                   June 30,            June 30,        June 30,         June 30,
                                                     2000                1999            2000             1999
Interest income:
  Loans                                         $  79,220,471        $63,054,556     $154,649,915      $122,930,672
  Investments                                      32,917,669         23,901,459       62,379,775        50,985,175
  Dividends on FHLB stock                             308,857            299,553          598,357           482,551
                                              ---------------     --------------   --------------   ---------------
     Total interest income                        112,446,997         87,255,568      217,628,047       174,398,398
                                                -------------       ------------      -----------       -----------

Interest expense:
  Deposits                                         35,913,033         20,553,161       67,279,221        38,847,149
  Short term borrowings                            25,530,842         16,965,078       48,343,558        37,632,867
  Long term borrowings                              2,665,912          3,396,666        5,347,625         6,980,253
                                               --------------      -------------    -------------     -------------
     Total interest expense                        64,109,787         40,914,905       120,970,404       83,460,269
                                               --------------       ------------       -----------     ------------
     Net interest income                           48,337,210         46,340,663       96,657,643        90,938,129
                                                -------------       ------------     ------------      ------------

Provision for loan losses                          11,158,000         12,949,500       23,178,000        26,749,500
                                                 ------------       ------------     ------------      ------------

Net interest income after provision
 for loan losses                                   37,179,210         33,391,163       73,479,643        64,188,629
                                                  -----------       ------------      -----------      ------------

Other income:
  Service charges on deposit accounts               2,207,445          2,056,634        4,614,828         3,961,378
  Fees on loans serviced for others                   125,080            220,757          284,331           488,307
  Other fees on loans                               4,335,171          3,075,093        7,742,678         5,916,423
  Mortgage banking activities                                             11,549                             11,549
  Trading income                                      167,821                             587,188            75,000
  Gain on sale of investments                       2,276,901             27,775        4,789,583         1,308,286
  Other operating income                            2,671,978          2,134,101        5,213,306         3,933,310
                                                 ------------       ------------    -------------     -------------
     Total other income                            11,784,396          7,525,909       23,231,914        15,694,253
                                                 ------------       ------------     ------------      ------------

Other operating expenses:
  Employees' compensation and benefits             12,952,655         11,346,767       25,412,936        22,568,586
  Occupancy and equipment                           5,735,584          4,744,522       11,175,315         9,443,908
  Taxes and insurance                               1,607,388          1,631,492        3,196,336         3,262,973
  Other                                             8,269,692          6,489,777       16,483,949        12,622,786
                                                -------------     --------------     ------------     -------------
     Total other operating expenses                28,565,319         24,212,558       56,268,536        47,898,253
                                                -------------      -------------     ------------     -------------

Income before income tax provision                 20,398,287         16,704,514       40,443,021        31,984,629
Income tax provision                                3,920,932          1,311,000        7,614,582         2,449,900
                                                 ------------      -------------    -------------     -------------

Net income                                        $16,477,355        $15,393,514      $32,828,439       $29,534,729
                                                  ===========        ===========      ===========       ===========

Net income per common share - basic                    $0.55               $0.49            $1.08             $0.97
                                                       =====               =====            =====             =====
Net income per common share - diluted                  $0.55               $0.49            $1.08             $0.97
                                                       =====               =====            =====             =====

The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                 Six Months      Six Months
                                                                                    Ended           Ended
                                                                                June 30, 2000    June 30, 1999
Cash flows from operating activities:
  Net income                                                                  $    32,828,439   $  29,534,730
                                                                              ---------------   -------------
  Adjustments to reconcile net income to net cash:
    Depreciation                                                                    4,396,159       3,589,147
    Provision for loan losses                                                      23,176,000      26,749,000
    Decrease in taxes payable                                                     (17,339,301)        (48,990)
   Increase in deferred tax asset                                                  (2,121,569)     (1,510,326)
    Decrease  in accrued interest receivable                                       (2,358,035)     (7,426,893)
    Increase in accrued interest payable                                              841,051       1,570,289
    Amortization of deferred net loan fees                                           (181,006)       (480,835)
    Gain on sale of investments                                                    (4,789,584)     (1,308,286)
    Net originations of loans available for sale                                  (12,343,184)     (8,991,026)
    Decrease in other assets                                                        1,851,080      15,735,410
    Increase in other liabilities                                                   9,907,505       3,055,392
                                                                             ---------------------------------
   Total adjustments                                                                1,039,116      30,932,882
                                                                             --------------------------------
   Net cash provided by operating activities                                       33,867,555      60,467,612
                                                                              -------------------------------
Cash flows from investing activities:
  Principal collected on loans                                                    248,206,732     289,531,014
  Loans originated                                                               (586,328,886)   (539,634,665)
  Purchase of loans                                                                                  (196,247)
  Proceeds from sale of investments                                                38,683,351       9,499,081
  Purchase of securities held to maturity                                          (3,430,285)   (233,734,085)
  Purchase of securities available for sale                                    (3,012,021,586) (5,137,242,270)
  Principal repayments and  maturities of securities held to maturity                                (109,552)
  Principal repayments of  securities available for sale                        2,747,595,456   5,381,732,712
  Additions to premises and equipment - net                                        (9,214,708)     (8,190,485)
  Purchase of FHLB stock                                                                           (7,555,900)
                                                                              ---------------  --------------
  Net cash used in investing activities                                          (576,509,926)   (245,900,397)
                                                                              ---------------  --------------
Cash flows from financing activities:
  Net increase in deposits                                                        421,870,748     437,253,807
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                              284,215,600    (192,359,740)
  FHLB-NY advances taken (paid)                                                    (6,500,000)     (2,600,000)
  Payments of notes payable                                                          (737,934)    (23,035,750)
  Increase payment in other borrowings                                           (149,353,415)    (16,579,949)
  Increase in debt securities issuance cost                                         1,155,051         479,641
  Dividends                                                                        (9,168,659)     (6,314,951)
  Exercise of stock options                                                                           176,313
  Issuance of preferred stock                                                                      86,819,350
  Treasury stock acquired                                                         (21,130,950)    (10,496,407)
                                                                           ------------------ ----------------
   Net cash provided by financing activities                                      520,350,441      273,342,314
                                                                            ----------------------------------
  Net increase (decrease) in cash and cash equivalents                            (22,291,930)     87,909,529
  Cash and cash equivalents at beginning of period                                 93,484,993      39,941,766
                                                                            ----------------------------------
  Cash and cash equivalents at end of period                                 $     71,193,063   $ 127,851,295
                                                                             =================================
Cash and cash equivalents include:
   Cash and due from banks                                                    $    65,601,676 $    66,401,610
   Money market instruments                                                         5,591,387      61,449,685
                                                                             ---------------- -----------------
                                                                               $   71,193,063 $   127,851,295
                                                                               ============== ===============
---------------------------
Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
    Interest                                                                     $120,129,353     $81,889,980
    Income taxes                                                                   19,826,538       3,745,558
The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                       Unrealized
                                                                                                                     gain (loss)on
                                                             Additional                                                securities
                                 Preferred     Common         paid-in      Capital          Legal        Retained       available
                                   stock        stock         capital      reserve         surplus       earnings       for sale

December 31, 1997         $                  $14,901,826    $38,453,561  $20,000,000    $53,454,469     $97,537,900   $12,031,444

Net income                                                                                               51,812,387
Change in valuation of
  securities available for sale                                                                                        (3,281,513)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Repurchase of common stock                      (108,800)      (217,600)                                 (3,330,024)
Treasury stock                                  (100,000)       (50,000)                                 (2,061,250)
Stock option exercised                            10,000        186,501
Cash dividends-common stock                                                                              (8,870,833)
Common stock split
 on May 29, 1998                              14,796,526    (14,796,526)  __________     __________     ___________     __________
                             -------------  ------------    -----------
December 31, 1998                             29,499,552     23,575,936   30,000,000     53,454,469     125,088,180     8,749,931


Net income                                                                                               62,074,949
Change in valuation of
  securities available for sale                                                                                       (77,398,890)
Issuance of preferred stock     90,000,000                   (3,149,783)
Addition to legal surplus                                                                73,338,045     (73,338,045)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Treasury stock                                (1,452,000)      (726,000)                                (30,332,611)
Stock options exercised                           13,000        163,313
Cash dividends:
    Common stock                                                                                        (10,382,797)
    Preferred stock              _________     _________      _________    _________     __________      (4,275,000)   __________
                                                                                                      -------------
December 31, 1999               90,000,000    28,060,552     19,863,466   40,000,000    126,792,514      58,834,676   (68,648,959)

Net income                                                                                               32,828,439
Change in valuation of
  securities available for sale                                                                                        13,613,053
Treasury stock                                (1,171,100)      (585,550)                                (19,374,300)
Cash dividends:
    Common stock                                                                                         (5,962,409)
    Preferred stock             __________    __________     __________   __________    ___________      (3,206,250)   __________
                                                                                                       -------------
June 30, 2000                  $90,000,000   $26,889,452    $19,277,916  $40,000,000   $126,792,514     $63,120,156  $(55,035,906)
                               ===========   ===========    ===========  ===========   ============     ===========  ============


The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                         Three Months Ended                   Six Months Ended
                                                     June 30,            June 30,          June 30,        June 30,
                                                       2000                1999             2000             1999

Net Income                                         $16,477,355        $15,393,514      $32,828,439       $29,534,729
                                                   -----------        -----------      -----------       -----------
Other comprehensive income net of tax:
Unrealized gain (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                    8,031,621        (29,059,069)      14,950,202       (50,885,772)
      Less: reclassification adjustment
        for gains (losses) included in
        net income                                   1,151,597            (34,520)       1,337,149           897,218
                                                  ------------      -------------     ------------      ------------

Total other comprehensive income (loss)              6,880,024        (29,024,549)      13,613,053       (51,782,990)
                                                  ------------      -------------     ------------     -------------

Comprehensive income (loss)                        $23,357,379       $(13,631,035)     $46,441,492      $(22,248,261)
                                                   ===========       ============      ===========      ============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP

               PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - NATURE OF BUSINESS

         First BanCorp (the Corporation) is a financial holding company subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

         FirstBank Puerto Rico (FirstBank or the Bank), the Corporation's subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 45 full service banking branches in Puerto Rico and three in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. Early in the year 2000 the Bank began offering brokerage services in selected branches through a new alliance with Paine Webber of Puerto Rico, the largest brokerage firm in the Island. In addition, through its wholly owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

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

         In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders' equity include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's financial position at June 30, 2000, and the results of operations and the cash flows for the three and six months ended on June 30, 2000 and 1999. The results of operations for the three and six months ended on June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

         Accounting for derivative instruments and hedging activities

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 standardizes accounting for derivative instruments, including those embedded in other contracts, by requiring the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. In accordance with SFAS No. 133, changes in the fair value of derivative instruments are generally accounted for as current income or other comprehensive income, depending on their designation.

         SFAS No. 133 generally provides for the matching of the timing of gain or loss recognition on the hedging instruments with the recognition of either the changes in the fair value of the hedged asset or liability, or the earnings effect of the hedged forecasted transaction.

     On July 7, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133. SFAS No. 133 would be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. On June 19, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133", which amends certain of the provisions of SFAS No.
133. Based on current volumes, Management expects that the adoption of SFAS No. 133 will not have a significant impact on the Corporation's financial position and results of operations.

3 - STOCKHOLDERS' EQUITY

         Authorized common stock shares at June 30, 2000 and December 31, 1999 were 250,000,000, with a par value of $1.00. At June 30, 2000 the Corporation had 26,889,452 shares issued and outstanding of common stock.

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

4 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and six months ended on June 30, 2000 and 1999 are as follows:

                                                                     Three months ended            Six months ended
                                                                           June 30,                     June 30,
                                                                    2000            1999           2000          1999

(In thousands, except per share data)

Net income                                                          $16,477        $15,394         $32,828      $29,535

Less: Preferred stock dividend                                       (1,603)        (1,069)         (3,206)      (1,069)
                                                                   --------       --------        --------     --------

Net income - attributable to common stockholders                    $14,874        $14,325         $29,622      $28,466
                                                                    =======        =======         =======      =======

    Earnings per common share - basic:

Weighted average common shares outstanding                           27,042         29,144          27,315       29,201
                                                                   --------       --------         -------      -------

Earnings per common share - basic                                 $    0.55      $    0.49         $  1.08     $   0.97
                                                                  =========      =========         =======     ========

    Earnings per common share - diluted:

Weighted average common shares and share equivalents:
    Average common shares outstanding                                27,042         29,144          27,315       29,201
    Common stock equivalents - Options                                  185            268             187          275
                                                                  ---------      ---------        --------     --------
         Total                                                       27,227         29,412          27,502       29,476
                                                                    -------       --------         -------      -------

Earnings per common share - diluted                                $   0.55       $   0.49        $   1.08      $  0.97
                                                                   ========       ========        ========      =======

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

         During the three and six months periods ended on June 30, 1999, the Corporation granted 3,500 and 5,500 options, respectively, to buy shares of the Corporation's common stock. Each option granted in 1999 has an exercise price of $26.44 (quarter) and $26.26 (semester), equal to the quoted market price of the stock at the grant date, therefore no compensation cost was recognized on the options granted. No options were granted during the first semester of 2000.

         Had compensation cost for the stock options granted been determined based on the fair value at the grant date the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



Pro forma earnings per common share                                Three months ended               Six months ended
                                                                        June 30,                        June 30,
(In thousands except per share data)                             2000              1999           2000            1999
                                                                 ----            -------          ----            ----

Net income attributable to common stockholders                  $14,874          $14,287         $29,622        $28,404

Earnings per common share - basic                                 $0.55            $0.49           $1.08          $0.97

Earnings per common share - diluted                               $0.55            $0.49           $1.08          $0.96

         The Corporation uses the binomial model for the computation of the fair value of each option granted to buy shares of the Corporation's common stock. The fair value of each option granted during the three and six month period ended on June 30, 1999 was estimated using the following assumptions: dividend growth of 22.4% (quarter) and 22.0% (semester); expected life of 10 years; expected volatility of 36.6% (quarter) and 36.1% (semester) and risk-free interest rate of 5.2% (quarter) and 5.1% (semester). The estimated fair value of the options granted was $10.98 (quarter) and $11.21 (semester) per option.

5- INVESTMENT SECURITIES HELD FOR TRADING

         At June 30, 2000 and December 31, 1999, there were no securities held for trading purposes or options on such securities.

         The net gain from the sale of trading securities amounted to $167,821 and $587,188 during the three and six months ended on June 30, 2000. The net gain from the sale of trading securities amounted to $75,000 during the six months ended on June 30, 1999. These earnings were included as trading income. No net revenue from the sale of trading securities was recorded during the second quarter of 1999.

6 - INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:

Investment securities available for sale

                                                                   (Dollars in thousands)
                                            June 30, 2000                             December 31, 1999
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%

U.S. Treasury Securities:
     After 5 to 10 years     $ 39,600          $(3,262)    $36,338    4.90     $39,577           $(4,302)     $35,275  4.90
     After 10 years            67,512           (5,442)     62,070    5.51      67,468            (9,621)      57,847  5.51
Obligations of other U.S.
 Government Agencies:
     Within 1 year            222,389             (114)    222,275    6.55     219,065      $53      (58)     219,060  5.68
     After 1 to 5 years        66,135   $ 71                66,206    7.41
     After 10 years            28,425           (5,785)     22,640    7.05      27,457            (5,127)      22,330  7.05
Puerto Rico Government
 Obligations:
     After 10 years             7,387   ____      (386)      7,001    6.46       5,880      ___      (36)       5,844  6.83
                             --------        --------- -----------         -----------             -----   ----------
Total                        $431,448   $ 71  $(14,989)   $416,530    6.40    $359,447      $53 $(19,144)    $340,356  5.69
                             ========   ====  =========   ========            ========      === ========     ========

Mortgage  backed  securities -

Federal Home Loan  Mortgage  Corporation  (FHLMC) certificates:
     After 1 to 5 years       $   837             $(17)   $    820    6.86   $     997             $ (25)     $   972  6.87
     After 5 to 10 years        9,069             (246)      8,823    6.23       9,905              (255)       9,650  6.23
     After 10 years            20,783    $ 6      (254)     20,535    7.63      22,872      $11     (155)      22,728  6.38
                             --------    ---    ------    --------              ------      ---     ----       ------
                               30,689      6      (517)     30,178    7.20      33,774       11     (435)      33,350  6.35
                               ------      -      ----      ------              ------       --     ----       ------
Government National
 Mortgage Association
(GNMA) certificates:
     After 5 to 10 years        4,728              (14)      4,714    6.23       3,674               (46)       3,628  5.85
     After 10 years         1,204,111    840   (59,072)  1,145,879    6.47   1,039,069    1,410  (76,054)     964,425  6.19
                            ---------   ----   -------   ---------           ---------    -----  -------      -------
                            1,208,839    840   (59,086)  1,150,593    6.47   1,042,743    1,410  (76,100)     968,053  6.19
                           ----------   ----   --------  ---------           ---------    -----   ------      -------
Federal National
 Mortgage Association
(FNMA) certificates:
     After 1 to 5 years           488               (3)        485    7.21         644                (7)         637  7.29
     After 5 to 10 years          167               (3)        164    6.86         188                (6)         182  6.88
     After 10 years            10,069    214       (55)     10,228    8.31      11,109      299      (46)      11,362  8.26
                           ----------  -----    ------    --------            --------    -----    -----     --------
                               10,724    214       (61)     10,877    8.24      11,941      299      (59)      12,181  8.19
                           ----------  -----    ------    --------            --------    -----    -----     --------
Mortgage pass through
 certificates:
     After 10 years             2,399     72    ______       2,471    8.99       2,463      757     ____        3,220  9.09
                        --------------------               -------           ---------    -----              --------
Real Estate Mortgage
 Interest Conduit:
     Within 1 year          _________  _____   _______   _________                 361       12  _______      ___ 373 12.52
                                                                        --------------  -------          ------------
Total                      $1,252,651 $1,132  $(59,664) $1,194,119    6.51  $1,091,282   $2,489 $(76,594)  $1,017,177  6.23
                           ========== ======  ========  ==========          ==========   ====== ========   ==========
Other investments:
    Within 1 year         $    49,137  $ 162           $    49,299    3.13  $   67,359   $1,914               $69,273  6.03
    After 1 to 5 years         30,266    177  $     (1)     30,442    7.96      14,750            $  (88)      14,662  7.76
    After 5 to 10 years        11,795             (260)     11,535    7.24      11,779              (162)      11,617  7.25
    After 10 years                842  _____        (9)        833    7.06         990  _____     ____            990  7.06
                        -------------       ----------- ------------      --------------                    ---------
Total                      $   92,040  $ 339  $   (270)  $  92,109    5.28  $   94,878   $1,914    $(250)     $96,542  6.46
                           ==========  =====  ========   =========          ==========   ======    =====      =======

         Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost, therefore it does not give effect to changes in fair value.


Investment securities held to maturity
                                                                  (Dollars in thousands)
                                            June 30, 2000                             December 31, 1999
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%

Obligations of U.S.
   Government Agencies:
     After 1 to 5 years       $  10,000              $(177)    $9,823    7.04
     After 5 to 10 years                                                         $10,000          $  (166)    $9,834    7.04
     After 10 years              86,906            (11,149)    75,757    7.53     83,756           (9,255)    74,501    7.53
Puerto Rico Government
    Obligations:
    After 10 years                3,710               (164)     3,546    6.50      3,593     $57   ______      3,650    6.50
                            -----------         ----------  ---------          ---------     ---           ---------
   Total                       $100,616           $(11,490)   $89,126    7.44    $97,349     $57  $(9,421)   $87,985    7.44
                               ========           ========    =======            =======     ===  =======    =======
Mortgage backed securities:
Government National
   Mortgage Association
   (GNMA) certificates
      After 10 years           $206,860            $(5,772)  $201,088    7.00   $206,697          $(7,851)  $198,845    6.94
                               ========            =======   ========           ========          =======   ========

   Expected maturities of mortgage backed securities and certain other securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

7 - INVESTMENT IN FHLB STOCK

         At June 30, 2000 and December 31, 1999, there were investments in FHLB stock with book value of $17,826,500. The estimated market value of such investments is its redemption value.

8- IMPAIRED LOANS

         At June 30, 2000, the Corporation had $2.5 million ($4.4 million at December 31, 1999) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of approximately $674,000 ($1.3 million at December 31, 1999). As of both periods, no increases in the provision for loan losses were necessary, since the allowance provided already covered the estimated impairment. There were no consumer loans over $1,000,000 considered impaired as of June 30, 2000 and December 31, 1999. The average recorded investment in impaired loans amounted to $3.5 million for the six months ended on June 30, 2000 (1999 - $9.4 million). Interest income in the amount of approximately $77,000 and $164,000 were recognized on impaired loans for the period ended on June 30, 2000 and 1999, respectively.

9 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:
                                                                             June 30,              December 31,
                                                                                2000                     1999
                                                                         ------------------        --------------
Residential real estate loans:
Secured by first mortgages:
    Conventional                                                            $456,337,948           $ 395,884,613
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                        7,588,614               6,543,487
       Puerto Rico Housing Bank and Finance Agency                            30,287,207              32,928,102
Secured by second mortgages                                                    6,416,225               5,706,225
                                                                          --------------          --------------
                                                                             500,629,994             441,062,427
    Deferred net loan fees                                                    (5,413,246)             (5,293,370)
                                                                          --------------          --------------
Residential real estate loans                                                495,216,748             435,769,057
                                                                           -------------           -------------

Commercial loans:
    Construction, land acquisition and land improvements                     361,668,531             288,301,904
    Undisbursed portion of loans in process                                 (173,024,544)           (156,233,791)
                                                                          --------------          --------------
    Construction loans                                                       188,643,987             132,068,113

    Commercial loans                                                         800,084,870             655,417,037
    Commercial mortgage                                                      401,128,450             371,642,698
                                                                         ---------------          --------------
Commercial loans                                                           1,389,857,307           1,159,127,848
                                                                           -------------           -------------

Finance leases                                                               104,706,341              85,692,482
                                                                         ---------------         ---------------

Consumer and other loans:
    Personal                                                                 406,968,531             422,722,624
    Personal lines of credit                                                  11,925,738              13,029,258
    Auto                                                                     528,564,039             532,242,160
    Boat                                                                      34,675,119              37,018,313
    Credit card                                                              170,219,185             168,045,087
    Home equity reserve loans                                                  2,564,526               2,656,713
    Other                                                                         94,914                 106,292
    Unearned interest                                                       (130,976,738)           (148,835,815)
                                                                         ---------------         ---------------
Consumer and other loans                                                   1,024,035,314           1,026,984,632
                                                                          --------------          --------------
Loans receivable                                                           3,013,815,710           2,707,574,019
Loans held for sale                                                           50,137,262              37,794,078
                                                                        ----------------        ----------------
Total loans                                                                3,063,952,972           2,745,368,097
Allowance for loan losses                                                    (74,100,412)            (71,784,237)
                                                                        ----------------       -----------------
Total loans-net                                                           $2,989,852,560          $2,673,583,860
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

          The following table presents information about the reportable segments (in thousands):

                                                                              Treasury and       Commercial
                                                                   Retail      Investments         Corporate      Total
For the quarter ended June 30, 2000:
Interest income                                                    $54,637           $33,226         $24,584      $112,447
Net (charge) credit for transfer of funds                           (2,407)           19,720         (17,313)
Interest expense                                                   (17,912)          (46,198)                      (64,110)
Net interest income                                                 34,318             6,748           7,271        48,337
Provision for loan losses                                           (8,747)                           (2,411)      (11,158)
Segment income                                                     $25,571            $6,748          $4,860       $37,179
Average earning assets                                          $1,827,790        $1,953,546      $1,053,111    $4,834,447

For the period ended June 30, 2000:
Interest income                                                   $107,164           $62,971         $47,493      $217,628
Net (charge) credit for transfer of funds                           (4,225)           36,285         (32,060)
Interest expense                                                   (34,771)          (86,200)                     (120,971)
Net interest income                                                 68,168            13,056          15,433        96,657
Provision for loan losses                                          (14,593)                           (8,585)      (23,178)
Segment income                                                     $53,575           $13,056          $6,848       $73,479
Average earning assets                                          $1,782,291        $1,869,635      $1,014,639    $4,666,565

                                                                               Treasury and        Commercial
                                                                   Retail      Investments          Corporate      Total

For the quarter ended June 30, 1999:
Interest income                                                    $42,176           $24,203         $20,876       $87,255
Net (charge) credit for transfer of funds                            1,897             7,911          (9,808)
Interest expense                                                   (14,159)          (26,756)                      (40,915)
Net interest income                                                 29,914             5,358          11,068        46,340
Provision for loan losses                                          (12,472)                             (478)      (12,950)
Segment income                                                     $17,442            $5,358         $10,590       $33,390
Average earning assets                                          $1,320,395        $1,570,105        $837,868    $3,728,368

For the period ended June 30, 1999:
Interest income                                                    $88,689           $51,473         $34,237      $174,399
Net (charge) credit for transfer of funds                           (1,369)           20,070         (18,701)
Interest expense                                                   (27,490)          (55,970)                      (83,460)
Net interest income                                                 59,830            15,573          15,536        90,939
Provision for loan losses                                          (25,237)                           (1,513)      (26,750)
Segment income                                                     $34,593           $15,573         $14,023       $64,189
Average earning assets                                          $1,314,811        $1,661,486        $800,981    $3,777,278

         The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):



                                                                     Three months ended             Six months ended
                                                                            June 30,                      June 30,
                                                             ---------------------------------   ------------------------
                                                                 2000           1999              2000              1999
                                                             -------------   -----------      -----------        --------
Net income:
Total income for segments                                       $37,179         $33,390           $73,479         $64,189
Other income                                                     11,784           7,526            23,232          15,694
Operating expenses                                              (28,565)        (24,212)          (56,267)        (47,898)
Income taxes                                                     (3,921)         (1,311)           (7,615)         (2,450)
     Total consolidated net income                              $16,477         $15,393           $32,829         $29,535

Average assets:
Total average earning assets for segments                    $4,834,447      $3,728,368        $4,666,565      $3,777,278
Average non earning assets                                      256,608         191,227           241,302         177,135
     Total consolidated average assets                       $5,091,055      $3,919,595        $4,907,867      $3,954,413



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA
                                                                  Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                  2000          1999         2000         1999
  Condensed income statements (in thousands):
      Interest income                                            $112,447      $87,256     $217,628     $174,398
      Interest expense                                             64,110       40,915      120,970       83,460
                                                                ---------     --------     --------    ---------
      Net interest income                                          48,337       46,341       96,658       90,938
      Provision for loan losses                                    11,158       12,950       23,178       26,750
                                                                ---------     --------     --------    ---------
      Net interest income after provision
       for loan losses                                             37,179       33,391       73,480       64,189
      Other income                                                  9,507        7,498       18,442       14,386
      Gain on sale of investments                                   2,277           28        4,790        1,308
      Other operating expense                                      28,565       24,213       56,269       47,898
                                                                 --------     --------     --------     --------
      Net income before income tax expense                         20,398       16,705       40,443       31,985
      Income tax expense                                            3,921        1,311        7,615        2,450
                                                                ---------    ---------    ---------    ---------
      Net income                                                  $16,477      $15,394      $32,828      $29,535
                                                                  =======      =======      =======      =======
  Per common share results:
      Net income per common share - basic                           $0.55        $0.49        $1.08        $0.97
      Net income per common share - diluted                         $0.55        $0.49        $1.08        $0.97
      Cash dividends declared                                       $0.11        $0.09        $0.22        $0.18
  Selected financial ratios (in percent):
      Average yield on earning assets (1)                            9.28         9.38         9.29         9.43
      Cost of interest bearing liabilities                           5.68         4.87         5.57         4.89
      Interest rate spread (1)                                       3.60         4.51         3.72         4.54
      Net interest margin (1)                                        4.13         5.10         4.27         5.08
      Net income to average total assets                             1.29         1.57         1.34         1.49
      Net income to average total equity                            22.57        20.20        22.79        20.92
      Net income to average common equity                           29.46        23.53        29.91        22.64
      Average equity to average total assets                         5.73         7.78         5.87         7.14
      Dividend payout ratio                                         19.95        18.31        20.13        18.43
      Efficiency ratio (2)                                          47.51        44.97        46.93        45.48


                                                                                     June 30,        December 31,
                                                                                       2000              1999
                                                                                       ----              ----
Regulatory capital ratios (in percent):
      Total capital to risk weighted assets                                             14.48          16.16
      Tier 1 capital to risk weighted assets                                            10.37          11.64
      Tier 1 capital to average assets                                                   6.58           7.47
Balance sheet data (in thousands):
       Loans and loans held for sale                                                $3,063,953          $2,745,368
       Allowance for loan losses                                                        74,100              71,784
       Investments                                                                   2,033,651           1,811,164
       Total assets                                                                  5,280,614           4,721,568
       Deposits                                                                      2,987,292           2,565,422
       Borrowings                                                                    1,930,109           1,803,729
       Total capital                                                                   311,044             294,902

         Number of full service branches                                                    48                  48
         Loan origination offices                                                           41                  41

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

        For the quarter ended on June 30, 2000, the Corporation recorded earnings of $16,477,355 or $0.55 per common share (basic and diluted), a per share increase of 12% as compared to earnings of $15,393,514 or $0.49 per common share (basic and diluted) for the second quarter of 1999. Earnings for the six months ended on June 30, 2000 amounted to $32,828,439 or $1.08 per common share (basic and diluted), as compared to earnings of $29,534,729 or $0.97 per common share (basic and diluted) for the same period of 1999. On a per share basis, earnings for the six months ended on June 30, 2000 increased by 11% as compared to earnings for the six months ended on June 30, 1999.

Net Interest Income

     Net interest income for the three and six months ended on June 30, 2000 increased by $2.7 million and $5.3 million, respectively, as compared with the same periods in 1999, on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.60% and 4.13%, respectively, for the second quarter of 2000 as compared to 4.51% and 5.10%, respectively, for the second quarter of 1999. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.72% and 4.27%, respectively, for the six months ended on June 30, 2000 as compared to 4.54% and 5.08%, respectively, for the six months ended on June 30, 1999. The reduction in the interest rate spread and net interest margin is primarily attributed to the increase in the average volume of total investments and total commercial loans when compared to the increase in the average volume of consumer loans. The interest rate spread for investments and commercial loans is lower than the spread for consumer loans.

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

PART I
                                                                       Three months ended June 30,
                                                  Average volume        Interest income (1) / expense       Average rate (1)
                                           ---------------------------- -----------------------------      -----------------
                                           2000              1999           2000             1999          2000     1999
                                           ----              ----           ----             ----          ----     ----
                                                                             (Dollars in thousands)

Earning assets:
  Deposits at banks and other
    short-term investments            $        8,630   $       14,100        $   125     $    168        5.81%       4.78%
  Government obligations                     519,694          432,089          8,801        6,264        6.81%       5.81%
  Mortgage backed securities               1,460,981        1,136,197         25,708       19,150        7.08%       6.76%
  FHLB stock                                  17,827           17,827            308          300        6.95%       6.75%
  Other investment                            39,477            1,958            856           83        8.72%      17.04%
                                       -------------   --------------    -----------  -----------
   Total investments                       2,046,609        1,602,170         35,797       25,965        7.03%       6.50%
                                         -----------      -----------      ---------     --------
  Residential real estate loans              517,452          316,297         11,179        7,799        8.69%       9.89%
  Construction                               168,982           76,100          4,196        1,656        9.99%       8.73%
  Commercial loans                         1,150,400          768,742         25,953       18,550        9.07%       9.68%
  Finance leases                              98,610           63,985          3,005        2,085       12.26%      13.07%
  Consumer loans                           1,023,575        1,002,878         35,381       33,544       13.90%      13.42%
                                         -----------      -----------     ----------     --------
Total loans (2)                            2,959,019        2,228,003         79,714       63,634       10.83%      11.46%
                                         -----------      -----------     ----------     --------
    Total earning assets                  $5,005,628       $3,830,173       $115,512      $89,598        9.28%       9.38%
                                          ==========       ==========       ========      =======

Interest-bearing liabilities:
  Deposits                                $2,686,233       $1,787,296        $35,913      $20,554        5.38%       4.61%
  Other borrowed funds                     1,825,318        1,585,331         27,772       20,354        6.12%       5.15%
  FHLB advances                               26,351              663            425            8        6.49%       4.84%
                                       -------------  ---------------     ---------- ------------
  Total interest-bearing liabilities      $4,537,902       $3,373,289        $64,110      $40,916        5.68%       4.87%
                                          ==========       ==========        =======      =======
Net interest income                                                          $51,402      $48,682
                                                                             =======      =======
Interest rate spread                                                                                     3.60%       4.51%
Net interest margin                                                                                      4.13%       5.10%

                                                                           Six months ended June 30,
                                                  Average volume        Interest income (1) / expense       Average rate (1)
                                           ---------------------------- -----------------------------      -----------------
                                           2000              1999           2000             1999          2000     1999
                                           ----              ----           ----             ----          ----     ----
                                                                             (Dollars in thousands)
Earning assets:
  Deposits at banks and other
    short-term investments                 $  11,654   $       11,360       $    298     $    215        5.14%       3.82%
  Government obligations                     499,782          367,059         16,580       10,581        6.68%       5.81%
  Mortgage backed securities               1,393,343        1,288,010         48,676       45,295        7.03%       7.09%
   FHLB stock                                 17,827           14,487            598          483        6.75%       6.72%
  Other investment                            44,986            1,961          1,892          163        8.46%      16.77%
                                         -----------   --------------      ---------  -----------
   Total investments                       1,967,591        1,682,877         68,044       56,738        6.95%       6.80%
                                          ----------      -----------       --------     --------
  Residential real estate loans              499,230          311,201         21,484       15,806        8.65%      10.24%
  Construction                               156,503           69,516          7,768        3,031        9.98%       8.79%
  Commercial loans                         1,103,412          738,395         50,009       33,814        9.11%       9.23%
  Finance leases                              93,519           60,014          5,696        3,923       12.26%      13.18%
  Consumer loans                           1,021,075        1,005,974         70,717       67,577       13.90%      13.55%
                                         -----------      -----------     ----------   ----------
Total loans (2)                            2,873,740        2,185,100        155,674      124,151       10.83%      11.46%
                                         -----------      -----------      ---------   ----------
    Total earning assets                  $4,841,332       $3,867,978       $223,718     $180,889        9.28%       9.43%
                                          ==========       ==========       ========     ========

Interest-bearing liabilities:
  Deposits                                $2,581,762       $1,701,000      $  67,279      $38,847        5.38%       4.61%
  Other borrowed funds                     1,753,204        1,739,268         52,576       44,578        6.12%       5.17%
  FHLB advances                               36,105            1,486          1,116           36        6.49%       4.88%
                                       -------------  ---------------    ----------- ------------
  Total interest-bearing liabilities      $4,371,071       $3,441,754       $120,971      $83,461        5.68%       4.89%
                                          ==========       ==========       ========      =======
Net interest income                                                         $102,747      $97,428
                                                                            ========      =======
Interest rate spread                                                                                     3.72%       4.54%
Net interest margin                                                                                      4.27%       5.08%


(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2) Non-accruing loans are included in the average balances.



PART II                                      Three months ended on June 30,          Six months ended on June 30,
                                                    2000 compared to 1999              2000 compared to 1999
                                        --------------------------------------------- -------------------------------

                                           Variance        Variance                  Variance    Variance
                                            due to         due to     Total           due to      due to     Total
                                             volume         rate     variance         volume       rate      variance
                                                                          (In thousands)
Interest income on earning assets:
  Deposits at banks and other
   short-term investments                    $   (72)      $   29     $   (43)       $      6     $    77     $    83
  Government obligations                       1,375        1,162       2,537           4,259       1,739       5,998
  Mortgage backed securities                   5,634          924       6,558           3,772        (391)      3,381
  FHLB stock                                       0            8           8             113           2         115
  Other investment                             1,993       (1,220)        773           2,699        (957)      1,742
                                              ------       ------     -------         -------     -------     -------
     Total investments                         8,930          903       9,833          10,849         470      11,319
                                              ------      -------      ------         -------     -------     -------
  Consumer loans                                 666        1,171       1,837           1,093       2,047       3,140
  Real estate loans                            4,651       (1,271)      3,380           8,889      (3,211)      5,678
  Construction loans                           2,272          268       2,540           4,275         462       4,737
  Commercial loans                             8,901       (1,498)      7,403          16,747        (552)     16,195
  Finance leases                               1,091         (171)        920           2,131        (358)      1,773
                                             -------     --------    --------        --------     -------     -------
     Total loans                              17,581       (1,501)     16,080          33,135      (1,612)     31,523
                                              ------      -------     -------         -------      ------     -------
     Total interest income                    26,511         (598)     25,913          43,984      (1,142)     42,842
                                              ------     --------     -------         -------      ------     -------

Interest expense on interest bearing liabilities:
  Deposits                                    11,552        3,807      15,359          22,452       5,980      28,432
  Other borrowed funds                         3,306        4,112       7,418             366       7,632       7,998
  FHLB advances                                  413            4         417           1,067          13       1,080
                                          ----------   ----------    --------        --------  ----------    --------
     Total interest expense                   15,271        7,923      23,194          23,885      13,625      37,510
                                            --------      -------     -------         -------     -------     -------
Change in net interest income                $11,240      $(8,521)    $ 2,719         $20,099    $(14,767)    $ 5,332
                                             =======      =======     =======         =======    ========     =======


        Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $3.1 million and $6.1 million for the three and six months ended on June 30, 2000, and of $2.3 million and $6.5 million for the three and six months ended on June 30, 1999. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

        Interest Income

        Interest income increased by $25.2 million and $43.2 million for the three and six months ended on June 30, 2000 as compared to the same periods for 1999. When adjusted to a taxable equivalent basis, interest income increased by $25.9 million and $42.8 million for the three and six months ended on June 30, 2000 as compared to the same periods in 1999. The yield on earning assets, on a taxable equivalent basis, amounted to 9.28% and 9.38% for the three months ended on June 30, 2000 and 1999, respectively, and 9.29% and 9.43% for the six months ended on June 30, 2000 and 1999, respectively. The growth in interest income for the periods analyzed was due to the increase in the average volume of earning assets. The average volume of earning assets increased by $1,175.5 million and $973.4 million for the three and six months ended on June 30, 2000, as compared to the same periods in 1999.

        The average volume of total investments increased by $444.4 million and $284.7 million for the three and six months period ended on June 30, 2000 as compared with the same periods in 1999, mostly concentrated in mortgage backed securities and government obligations.

        The average volume of the loan portfolio increased by $731.0 million and $688.6 million for the three and six months ended on June 30, 2000 as compared with the same periods in 1999, due to an increase in real estate, construction and commercial loans. Residential real estate, construction loans, commercial loans, finance leases and consumer loans increased by $188.0 million, $87.0 million, $365.0 million, $33.5 million and $15.1 million, respectively, for the six months ended on June 30, 2000 as compared to the same period in 1999.

        Interest Expense

        Interest expense increased by $23.2 million and $37.5 million for the three and six months ended on June 30, 2000 as compared with the amounts recorded in the same periods of 1999. The increase in interest expense due to volume amounted to $15.3 million and $23.9 million for the three and six months ended on June 30, 2000 as compared to the same periods ended on June 30, 1999. The cost of interest bearing liabilities increased from 4.87% and 4.89% for the three and six months period ended on June 30, 1999 to 5.68% and 5.57% for the three and six months period ended on June 30, 2000.

Provision for Loan Losses

         For the three and six months ended on June 30, 2000, the Corporation provided $11.2 million and $23.2 million, respectively, for possible loan losses as compared to $12.9 million and $26.7 million, for the same periods of 1999. The provision for loan losses recorded during 2000 reflects a lower provision need due to an improvement in the credit quality of the loan portfolio.

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

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

                                                                  Three months ended                 Six months ended
                                                                       June 30,                          June 30,
                                                              2000                1999            2000              1999
                                                          ---------------    --------------   -------------      -------------
                                                                                      (Dollars in thousands)
   Allowance for loan losses, beginning of period             $73,504           $68,717          $71,784        $67,854
   Provision for loan losses                                   11,158            12,950           23,178         26,750
                                                             --------          --------         --------        -------
   Loans charged-off:
     Residential real estate                                                        (25)                            (41)
     Commercial                                                (1,003)             (182)          (1,800)          (702)
     Finance leases                                              (721)             (535)          (1,225)        (1,032)
     Consumer                                                 (11,476)          (12,491)         (23,348)       (25,751)
     Other assets                                                 (28)             (117)             (32)          (413)
                                                           ----------         ---------     ------------      ---------
     Total charge-offs                                        (13,229)          (13,350)         (26,406)       (27,939)
                                                              -------          --------        ---------        -------
   Recoveries of loans previously charged-off:
     Commercial                                                    95                51              137             75
     Finance leases                                                61               590              116            618
     Consumer                                                   2,499             1,691            5,273          3,183
     Other assets                                                  12               112               18            222
                                                           ----------        ----------       ----------     ----------
       Total recoveries                                         2,667             2,444            5,544          4,098
                                                             --------         ---------         --------      ---------
   Net charge-offs                                            (10,562)          (10,905)         (20,862)       (23,842)
                                                             --------          --------         --------       ---------

   Allowance for loan losses, end of period                   $74,100           $70,762          $74,100        $70,762
                                                              =======           =======          =======        =======
   Allowance for loan losses to total loans
      and loans held for sale                                   2.42%             3.01%            2.42%          3.01%
   Net charge-offs annualized to average loans
    outstanding during the period                               1.43%             1.96%            1.45%          2.18%




Other Income
                                                            Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                          2000               1999            2000              1999
                                                    ---------------    --------------   -------------      -------------

   Service charges on deposit accounts                  $2,207,445        $2,056,634       $4,614,828        $3,961,378
   Other fees on loans                                   4,335,171         3,075,093        7,742,678         5,916,423
   Fees on loans serviced for others                       125,080           220,757          284,331           488,307
   Mortgage banking activities                                                11,549                             11,549
   Rental income                                           536,685           595,110        1,034,613         1,236,707
   Other operating income                                2,135,293         1,538,991        4,178,693         2,696,603
                                                      ------------       -----------      -----------      ------------
       Subtotal                                          9,339,674         7,498,134       17,855,143        14,310,967
   Gain on sale of investments                           2,276,901            27,775        4,789,583         1,308,286
   Trading income                                          167,821          ________          587,188            75,000
                                                     -------------                      -------------   ---------------
       Total                                           $11,784,396        $7,525,909      $23,231,914       $15,694,253
                                                       ===========        ==========      ===========       ===========

         Other income primarily consists of service charges on deposit accounts, fees on loans, commissions derived from various banking activities, the results of trading activities and gains on sale of investments. Service charges on deposit accounts represent an important and stable source of other income for the Corporation. Other fees on loans consist mainly of credit card fees and late charges collected on loans. Total other income also increased due to the fees generated by the new business acquired during the second semester of 1999. (See following section on Other Operating Expenses).

         The Corporation's second tier subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

         The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes.

         The Corporation recorded $2.3 million and $4.8 million during the three and six months ended June 30, 2000 and $27,775 and $1.3 million during the three and six months ended June 30, 1999 from gains on sale of investments securities. These gains reflect market opportunities that arose and that are in consonance to the Corporation's investment policies.

Other Operating Expenses

        The following table presents the detail of other operating expenses for the periods indicated:

                                                              Three months ended               Six months ended
                                                                    June 30,                         June 30,
                                                          2000                1999             2000             1999
                                                     -------------      ---------------  ---------------     ----------

   Employees' compensation and benefits                $12,952,655       $11,346,767        $25,412,936      $22,568,586
   Occupancy and equipment                               5,735,584         4,744,521         11,175,315        9,443,908
   Taxes and insurance                                   1,607,388         1,631,492          3,196,336        3,262,973
   Net cost (gain) of operations and
    disposition of other real estate owned                  18,634          (305,162)            54,621         (300,376)
   Amortization of debt issuance costs                      87,588           152,911            174,842          311,856
   Professional fees                                       628,913           509,374          1,347,641        1,056,946
   Servicing and processing fees                         1,444,454         1,092,270          2,957,503        2,084,658
   Communications                                        1,374,147         1,075,023          2,736,893        2,206,092
   Supplies and printing                                   281,525           445,344            618,373          698,695
   Other                                                 4,434,431         3,520,018          8,594,076        6,564,915
                                                     -------------     -------------      -------------     ------------
      Total                                            $28,565,319       $24,212,558        $56,268,536      $47,898,253
                                                       ===========       ===========        ===========      ===========


         Operating expenses increased to $28.6 million and $56.3 million for the three and six months ended June 30, 2000 as compared to $24.2 million and $47.9 million for the same periods in 1999. Management's goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The best measure of the success of this program is the efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income. The Corporation's efficiency ratio was 46.9% and 45.5% for the six months period ended on June 30, 2000 and 1999, respectively.

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

Provision for Income Tax

     The provision for income tax amounted to $7.6 million (or 18.8% of pretax earnings) for the six months ended on June 30, 2000 as compared to $2.4 million (or 7.66% of pretax earnings) for the same period in 1999. The increase in the efective tax rate is attributed to the growth in the loan portfolio resulting in an increase in taxable income. The Corporation has effectively reduced the enacted tax rate of 39%, through the strategy of investing in tax exempt securities.

        FINANCIAL CONDITION

Assets

        Total assets amounted to $5,280.6 million as of June 30, 2000, an increase of $559 million as compared to total assets of $4,721.6 million as of December 31, 1999. This increase was primarily attributed to an increase of $222.5 million in total investments and $318.6 million in total loans.


        The composition of loans receivable and loans available for sale:

                                                         June 30,                  December 31,              Increase
                                                          2000                        1999                (Decrease)
                                                     --------------          --------------------          --------
                                                                                (In thousands)
    Residential real estate loans                      $   545,355               $   473,563               $  71,792
                                                       -----------               -----------               ---------
    Commercial real estate loans                           401,128                   371,643                  29,485
    Construction loans                                     188,644                   132,068                  56,576
    Commercial loans                                       800,085                   655,417                 144,668
                                                       -----------              ------------               ---------
      Total commercial                                   1,389,857                 1,159,128                 230,729
                                                        ----------               -----------               ---------
    Finance leases                                         104,706                    85,692                  19,014
    Consumer and other loans                             1,024,035                 1,026,985                  (2,950)
                                                       -----------               -----------             -----------
      Total                                             $3,063,953                $2,745,368                $318,585
                                                        ==========                ==========                ========

        The fluctuation in the loans receivable category represents the net effect of total loan origination of $598.7 million and repayments and other adjustments of $280.1 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans, resulting in an increase of $230.7 million in the commercial loan portfolio. Residential real estate loans increased by $71.8 million as a result of new resources added to this line of business. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $19.0 million.

Non-performing Assets

         Total non-performing assets are the sum of non-accruing loans, OREO's and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

         At June 30, 2000, total non-performing assets amounted to $54.6 million (1.03% of total assets) as compared to $57.4 million (1.22% of total assets) at December 31, 1999 and $62.9 million (1.57% of total assets) at December 31, 1998. The Corporation's reserve to non-performing loans ratio continues to improve to 148.9% at June 30, 2000 from 133.4% and 119.1% at December 31, 1999 and 1998, respectively.

         Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

         The following table presents non-performing assets at the dates indicated:

                                                                    June 30,                      December 31,
                                                                      2000                 1999               1998
                                                                  -----------          ----------         --------
                                                                                 (Dollars in thousands)
Non-accruing loans:
      Residential real estate                                        $11,377             $ 8,633            $  9,151
      Commercial and commercial real estate                           19,417              17,975              19,355
      Finance leases                                                   1,879               2,482               1,716
      Consumer                                                        17,106              24,726              26,736
                                                                      ------              ------            --------
                                                                      49,779              53,816              56,958
Other real estate owned (OREO)                                         1,811                 517               3,642
Other repossessed property                                             3,053               3,112               2,277
                                                                    --------           ---------           ---------
Total non-performing assets                                          $54,643             $57,445             $62,877
                                                                     =======             =======             =======
Past due loans                                                       $15,735             $13,781             $15,110
Non-performing assets to total assets                                  1.03%               1.22%               1.57%
Non-performing loans to total loans                                    1.62%               1.96%               2.69%
Allowance for loan losses                                            $74,100             $71,784             $67,854
Allowance to total non-performing loans                              148.86%             133.39%             119.13%

         Non-accruing Loans

         Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $11.4 million (2.09% of total residential real estate loans) at June 30, 2000, as compared to $8.6 million (1.82% of total residential real estate loans) and $9.2 million (3.02% of total residential real estate loans) at December 31, 1999 and 1998, respectively.

         Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $19.4 million (1.40% of total commercial loans) at June 30, 2000 as compared to $18.0 million (1.55% of total commercial loans) and $19.4 million (2.53% of total commercial loans) at December 31, 1999 and 1998, respectively.

         Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $1.9 million (1.79% of total finance leases) at June 30, 2000, as compared to $2.5 million (2.90% of total finance leases) and $1.7 million (3.29% of total finance leases) at December 31, 1999 and 1998, respectively.

         Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $17.1 million (1.67% of the total consumer loan portfolio) at June 30, 2000, $24.7 million (or 2.41% of the total consumer loan portfolio) at December 31, 1999 and $26.7 million (or 2.67% of the total consumer loan portfolio) at December 31, 1998. The decrease in the ratio and amount of non-accruing loans was the result of the improvement on the credit quality of the portfolio.

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

 Sources of Funds

         Total liabilities amounted to $4,969.6 million as of June 30, 2000, an increase of $542.9 million as compared to $4,426.7 million as of December 31, 1999. The increase in total liabilities was primarily due to: (1) an increase in total deposits of $421.9 million; (2) an increase in federal funds and securities sold under agreements to repurchase of $274.0 million; net of (3) a decrease in other short term borrowings of $140.4 million.

         The Corporation maintains unsecured standby lines of credit with other banks. At June 30, 2000, the Corporation's total unused lines of credit with these banks amounted to approximately $100,500,000 (1999 - $123,500,000). At June 30, 2000, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $62,044,801 (1999 - $2,812,126).

Capital

         Total stockholders' equity amounted to $311.0 million as of June 30, 2000, an increase of $16.1 million from the balance as of December 31, 1999. This increase was primarily attributed to $32.8 million in net income generated for the period ended on June 30, 2000 of $32.8 million, an increase in the valuation on securities available for sale of $13.6 million, dividends paid of $9.2 million, and the repurchase of 1,171,000 shares of common stock at a total cost of $21.1million.

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

         At June 30, 2000 and December 31, 1999, the Corporation exceeded the requirements for an adequately capitalized institution.

         At June 30, 2000 and December 31, 1999, the Corporation also was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events that have changed that classification.

         The Corporation's regulatory capital position was as follows:

                                                                                           Regulatory requirements
                                                                                 For capital
                                                           Actual            adequacy purposes     To be well capitalized
                                                     Amount       Ratio       Amount      Ratio       Amount        Ratio
At June 30, 2000                                                           (Dollars in thousands)
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $471,510    14.48%        $260,483       8%      $325,603       10%
      FirstBank                                      425,995    13.26%         257,056       8%       321,321       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $337,566    10.37%        $130,241       4%      $195,362        6%
      FirstBank                                      292,650     9.11%         128,528       4%       192,792        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $337,566     6.58%        $154,017       3%      $256,695        5%
      FirstBank                                      292,650     5.76%         152,503       3%       254,171        5%

At December 31, 1999
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                $468,261     16.16%        $231,758       8%      $289,697       10%
      FirstBank                                     409,173     14.26%         229,608       8%       287,010       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                $337,284     11.64%        $115,879       4%      $173,818        6%
      FirstBank                                     279,383      9.73%         114,804       4%       172,206        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                $337,284      7.47%        $135,473       3%      $225,789        5%
      FirstBank                                     279,383      6.26%         133,953       3%       223,255        5%

Dividends

         During the period ended on June 30, 2000, the Corporation declared two quarterly cash dividends of $0.11 per common share representing a 22% increase over the two quarterly cash dividends of $0.09 per common share declared during the same period ended on June 30, 1999. Total dividends declared per common share amounted to $6.0 million for the period ended on June 30, 2000 for an annualized dividend payout ratio of 20.13% as compared to $5.2 million for the period ended June 30, 1999 (or a 18.43% dividend payout ratio). Dividends declared on preferred stock amounted $3,206,250 for the period ended on June 30, 2000 as compared to $1,068,750 for the period ended on June 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by
the undersigned thereunto duly authorized:
                                                            First BanCorp.
                                                       Name of the Corporation





Date:  August 11, 2000                   By:      /s/ Angel Alvarez-Perez, Esq.
                                                 ------------------------------
                                                      Angel Alvarez-Perez, Esq.
                                                   Chairman, President and Chief
                                                          Executive Officer



Date:  August 11, 2000                   By:      /s/ Annie Astor de Carbonell
                                                  -----------------------------
                                                      Annie Astor de Carbonell
                                                Senior Executive Vice President
                                                    and Chief Financial Officer