Form 10-Q
period 2000-09-30
FIRST BANCORP /PR/
filed 2000-11-14
CIK 1057706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                    Quarterly Report Pursuant to Section 130
                     of the Securities Exchange Act of 1934


For the Quarter ended                                Commission File 001-14793
 September 30, 2000


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


                                 (787) 729-8200


Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Number of shares of the Corporation's Common Stock outstanding as of November 13, 2000

                                   26,424,152



                                                    FIRST BANCORP
                                                      CONTENTS

PART I.  FINANCIAL INFORMATION                                                  PAGE

                  Item 1. Financial Statements:

                  Consolidated Statements of Financial
                      Condition as of September 30, 2000 and
                     December 31, 1999.................................................................3

                  Consolidated Statements of Income for the
                      three and nine months ended on September 30, 2000 and 1999.......................4

                  Consolidated Statements of Cash Flows
                     for the nine months ended on September 30, 2000 and 1999..........................5

                  Consolidated Statements of Changes in
                     Stockholders' Equity..............................................................6

                  Consolidated Statements of Comprehensive Income for the
                      three and nine months ended on September 30, 2000 and 1999.......................7

                  Notes to Consolidated Financial Statements...........................................8

                  Item 2. Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations.................................................19

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

                  Item 4. Submission of Matters to a Vote
                            of Security Holders.......................................................33

                  Item 5. Other Information...........................................................33

                  Item 6. Exhibits and Report on Form 8-K.............................................33

SIGNATURES............................................................................................34



                                                       FIRST BANCORP
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        September 30, 2000        December 31, 1999
Assets             ........                                                 (Unaudited)
Cash and due from banks                                                 $       52,610,836         $    58,267,929
                                                                        ------------------         ---------------
Money market instruments                                                         2,443,944              35,217,064
                                                                       -------------------        ----------------
Investment securities available for sale, at market:
    United States and Puerto Rico Government obligations                       433,108,066             340,356,015
    Mortgage backed securities                                               1,293,100,684           1,017,176,782
    Other investments                                                           91,340,727              96,541,374
                                                                         -----------------       -----------------

        Total investment securities available for sale                       1,817,549,477           1,454,074,171
                                                                          ----------------         ---------------
Investment securities held to maturity, at cost:
    United States and Puerto Rico Government  obligations                      102,296,143              97,349,381
    Mortgage backed securities                                                 206,941,081             206,696,658
                                                                          ----------------        ----------------
Total investment securities held to maturity                                   309,237,224             304,046,039
                                                                          ----------------        ----------------
Federal Home Loan Bank (FHLB) stock                                             18,536,500              17,826,500
                                                                         -----------------       -----------------
Loans held for sale                                                                                     37,794,078
Loans receivable                                                             3,318,007,924           2,707,574,019
                                                                           ---------------         ---------------
     Total loans                                                             3,318,007,924           2,745,368,097
Allowance for loan losses                                                      (76,445,352)            (71,784,237)
                                                                           ---------------       -----------------
    Total loans - net                                                        3,241,562,572           2,673,583,860
                                                                           ---------------         ---------------
Other real estate owned                                                          3,084,356                 517,405
Premises and equipment - net                                                    69,337,570              61,947,817

Accrued interest receivable                                                     27,213,699              17,917,526
Due from customers on acceptances                                                2,398,540               2,738,176
Other assets                                                                   104,699,173              95,431,678
                                                                         -----------------       -----------------
        Total assets                                                        $5,648,673,891          $4,721,568,165
                                                                            ==============          ==============
Liabilities and Stockholders' Equity
Liabilities:
    Non-interest bearing deposits                                         $    211,681,279          $  211,896,459
    Interest bearing deposits                                                3,010,766,900           2,353,525,177
    Federal funds purchased and securities
      sold under agreements to repurchase                                    1,817,945,308           1,452,151,222
    Other short-term borrowings                                                 14,500,000             152,484,084
    Advances from FHLB                                                          57,600,000              50,000,000
    Notes payable                                                               55,500,000              55,500,000
    Bank acceptances outstanding                                                 2,398,540               2,738,176
    Accounts payable and other liabilities                                      65,083,143              54,776,718
                                                                         -----------------        ----------------
                                                                             5,235,475,170           4,333,071,836
                                                                           ---------------         ---------------
Subordinated notes                                                              92,524,328              93,594,080
                                                                         -----------------       -----------------
Stockholders' equity:
    Preferred Stock, authorized 50,000,000 shares: issued and
     outstanding 3,600,000 shares at $25.00 liquidation value
      per share                                                                 90,000,000              90,000,000
                                                                          ----------------        ----------------
    Common stock, $1.00 par value, authorized 250,000,000 shares;
      issued 29,618,552 shares                                                  29,618,552              29,612,552
    Less: Treasury Stock (at par value)                                         (3,194,400)             (1,552,000)
                                                                         -----------------       -----------------
    Common stock outstanding                                                    26,424,152              28,060,552
                                                                          ----------------        ----------------
    Additional paid-in capital                                                  19,130,016              19,863,466
    Capital reserve                                                             40,000,000              40,000,000
    Legal surplus                                                              126,792,514             126,792,514
    Retained earnings                                                           67,032,021              58,834,676

    Accumulated other comprehensive income - unrealized loss
        on securities available for sale, net of tax                           (48,704,310)            (68,648,959)
                                                                          ----------------       -----------------
                                                                               320,674,393             294,902,249
                                                                           ---------------        ----------------
Contingencies and commitments                                                                        _____________

        Total liabilities and stockholders' equity                          $5,648,673,891          $4,721,568,165
                                                                            ==============          ==============
The accompanying notes are an integral part of these statements.



34

                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                 September 30,      September 30,   September 30,    September 30,
                                                       2000              1999           2000             1999

Interest income:
  Loans                                           $85,418,977        $66,682,290     $240,068,892      $189,612,961
  Investments                                      34,654,795         27,477,878       97,034,570        78,463,053
  Dividends on FHLB stock                             310,258            314,978          908,616           797,529
                                               --------------     --------------  ---------------  ----------------
     Total interest income                        120,384,030         94,475,146      338,012,078       268,873,543
                                                  -----------       ------------    -------------     -------------

Interest expense:
  Deposits                                         41,206,160         24,845,841       108,485,381        63,692,990
  Short term borrowings                            29,386,202         19,622,306        77,729,760        57,255,173
  Long term borrowings                              2,754,188          3,217,907         8,101,813        10,198,160
                                                 ------------      -------------   --------------     --------------
     Total interest expense                        73,346,550         47,686,054       194,316,954       131,146,323
                                                  ------------      ------------     -------------     -------------

Net interest income                                47,037,480         46,789,092       143,695,124       137,727,220

Provision for loan losses                          11,565,500         11,016,500       34,743,500        37,766,000
                                                 ------------        -----------     ------------      ------------

Net interest income after provision
  for loan losses                                  35,471,980         35,772,592      108,951,624        99,961,220
                                                 ------------       ------------     ------------      ------------

Other income:
  Service charges on deposit accounts               2,070,993          2,310,283        6,685,821         6,271,661
  Fees on loans serviced for others                   128,007            193,839          412,338           682,146
  Other fees on loans                               5,605,491          3,524,951       13,348,169         9,441,374
   Mortgage banking activities                         (3,398)            (5,796)          (3,398)            5,753
  Trading income                                                                          419,367            75,000
  Gain on sale of investments                       1,855,368             40,297        6,812,772         1,348,583
  Other operating income                            3,640,679          2,457,510        8,853,986         6,390,820
                                                -------------      -------------   --------------     -------------
     Total other income                            13,297,140          8,521,084       36,529,055        24,215,337
                                                -------------      -------------    -------------      ------------

Other operating expenses:
  Employees' compensation and benefits             12,642,990         12,069,042       38,055,926        34,637,628
  Occupancy and equipment                           5,670,479          5,216,581       16,845,794        14,660,489
  Taxes and insurance                               1,840,870          1,632,098        5,037,206         4,895,071
  Other                                             8,332,502          6,965,809       24,816,453        19,588,595
                                                -------------      -------------    -------------     -------------
     Total other operating expenses                28,486,841         25,883,530       84,755,379        73,781,783
                                                 ------------       ------------    -------------     -------------

Income before income tax provision                 20,282,279         18,410,146       60,725,300        50,394,774
Income tax provision                                3,583,067          2,202,000       11,197,649         4,651,900
                                                 ------------       ------------     ------------     -------------

Net income                                        $16,699,212       $ 16,208,146      $49,527,651       $45,742,874
                                                  ===========       ============      ===========       ===========

Net income per common share - basic            $        0.56     $          0.50 $           1.65    $         1.48
                                               =============     =============== ================    ==============
Net income per common share - diluted          $        0.56     $          0.50 $           1.64    $         1.47
                                               =============     =============== ================    ==============

The accompanying notes are an integral part of these statements.



                                  FIRST BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                               Nine Months        Nine Months
                                                                                   Ended           Ended
                                                                            September 30, 2000  September 30, 1999

Cash flows from operating activities:
  Net income                                                                   $  49,527,651    $  45,742,874
                                                                               -------------    -------------
  Adjustments to reconcile net income to net cash:
    Depreciation                                                                   6,661,739        5,573,257
    Provision for loan losses                                                     34,743,500       37,766,000
    Increase (decrease) in taxes payable                                         (17,868,623)       3,556,881
    Increase in deferred tax assets                                               (3,425,535)      (5,650,996)
    Increase  in accrued interest receivable                                      (9,296,174)      (7,570,793)
    Increase in accrued interest payable                                           9,567,608        6,231,229
    Amortization of deferred net loan fees                                          (123,418)        (776,174)
    Net gain on sale of investments securities                                    (6,812,772)      (1,348,583)
    Origination of loans available for sale                                                       (12,961,662)
    Proceeds from sale of loans                                                                     1,266,787
    Decrease (increase)  in other assets                                           2,313,808       18,385,011
    Increase in other liabilities                                                 17,840,587       13,089,273
                                                                                  ----------       ----------
       Total adjustments                                                          33,600,720       57,560,230
                                                                                 -------------    -----------
       Net cash provided by operating activities                                  83,128,371      103,303,104
                                                                              --------------    -------------
Cash flows from investing activities:
  Principal collected on loans                                                   311,376,874      513,486,123
  Loans originated                                                              (930,730,675)    (952,964,932)
  Purchase of loans                                                                                  (196,247)
  Proceeds from sale of investments                                               53,576,672        9,570,777
  Purchase of securities held to maturity                                         (5,191,185)    (275,390,518)
  Principal repayments and maturities of securities held to maturity                                  (63,183)
  Purchase of securities available for sale                                   (3,619,717,784)  (3,490,060,290)
  Principal repayments of securities available for sale                         3,236,071,442   3,783,062,863
  Additions to premises and equipment - net                                      (14,051,494)     (10,942,585)
  Investment in FHLB stock                                                          (710,000)      (7,555,900)
                                                                            ---------------- ----------------
       Net cash used in investing activities                                    (969,376,150)    (431,053,892)
                                                                               -------------   --------------
Cash flows from financing activities:
  Net increase in deposits                                                       657,026,542      555,269,108
  Net increase (decrease) in federal funds purchased and securities sold
     under repurchase agreement                                                  366,221,305     (181,680,573)
  FHLB-NY advances taken (paid)                                                    7,600,000       (2,600,000)
  Payments of  notes payable                                                      (1,069,753)     (38,518,750)
  Decrease in other borrowings                                                  (137,984,084)     (36,561,782)
  Increase (decrease)  in debt securities issuance cost                             (276,288)         823,284
  Dividends                                                                      (13,707,316)     (10,518,154)
  Exercise of stock options                                                           93,750          176,313
  Issuance of preferred stock                                                                      86,819,350
  Treasury stock acquired                                                        (30,086,590)     (22,304,851)
                                                                            ----------------   --------------
       Net cash provided by financing activities                                 847,817,566      350,903,945
                                                                                ------------   --------------
  Net increase (decrease) in cash and cash equivalents                           (38,430,213)      23,153,157
  Cash and cash equivalents at beginning of period                                93,484,993       39,941,766
                                                                                ------------   --------------
  Cash and cash equivalents at end of period                                  $   55,054,780      $63,094,923
                                                                              ==============      ===========

  Cash and cash equivalents include:
       Cash and due from banks                                                 $  52,610,836     $ 43,460,680
       Money market instruments                                                    2,443,944       19,634,243
                                                                              --------------    -------------
                                                                                $ 55,054,780     $ 63,094,923
                                                                                ============     ============
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                                    $184,749,346     $124,915,094
    Income taxes                                                                  25,151,900        5,618,337
The accompanying notes are an integral part of these statements.




                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                      Unrealized
                                                                                                                       gain(loss)
                                                             Additional                                              on securities
                             Preferred         Common         paid-in      Capital       Legal           Retained      available
                              stock            stock          capital      reserve      surplus          earnings      for sale

December 31, 1997         $                  $14,901,826    $38,453,561  $20,000,000    $53,454,469     $97,537,900   $12,031,444

Net income                                                                                               51,812,387
Change in valuation of
  securities available for sale                                                                                        (3,281,513)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Repurchase of common stock                      (108,800)      (217,600)                                 (3,330,024)
Treasury stock                                  (100,000)       (50,000)                                 (2,061,250)
Stock option exercised                            10,000        186,501
Cash dividends-common stock                                                                              (8,870,833)
Common stock split
 on May 29, 1998                              14,796,526    (14,796,526)  __________     __________    ___________     __________
                         -----------------  ------------    -----------
December 31, 1998                             29,499,552     23,575,936   30,000,000     53,454,469     125,088,180     8,749,931


Net income                                                                                               62,074,949
Change in valuation of
  securities available for sale                                                                                       (77,398,890)
Issuance of preferred stock     90,000,000                   (3,149,783)
Addition to legal surplus                                                                73,338,045     (73,338,045)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Treasury stock                                (1,452,000)      (726,000)                                (30,332,611)
Stock options exercised                           13,000        163,313
Cash dividends:
    Common stock                                                                                        (10,382,797)
    Preferred stock              _________     _________      _________    _________     __________      (4,275,000)   __________
                                                                                                      -------------
December 31, 1999               90,000,000    28,060,552     19,863,466   40,000,000    126,792,514      58,834,676   (68,648,959)

Net income                                                                                               49,527,651
Change in valuation of
  securities available for sale                                                                                        19,944,649
Treasury stock                                (1,642,400)      (821,200)                                (27,622,990)
Stock option exercised                             6,000         87,750
Cash dividends:
    Common stock                                                                                         (8,897,941)
    Preferred stock             __________    __________     __________   __________    ___________      (4,809,375)   __________
                                                                                                      -------------
September 30, 2000             $90,000,000   $26,424,152    $19,130,016  $40,000,000   $126,792,514     $67,032,021  $(48,704,310)
                               ===========   ===========    ===========  ===========   ============     ===========  ============


The accompanying notes are an integral part of these statements.


                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                                         Three Months Ended                 Nine Months Ended
                                                     September 30,     September 30,      September 30,    September 30,
                                                         2000              1999               2000             1999

Net Income                                            $16,699,212      $ 16,208,146       $49,527,651      $ 45,742,874
                                                      -----------      ------------       -----------      ------------

Other comprehensive income net of tax:
 Unrealized gain (losses) on securities:
     Unrealized holding gains (losses)                  7,447,646       (10,487,271)       21,361,509       (61,373,043)
       arising during the period
     Less: reclassification adjustment
       for gains included in net income                 1,116,050         _________         1,416,860           897,218
                                                     ------------                        ------------    --------------

Total other comprehensive income                        6,331,596       (10,487,271)       19,944,649       (62,270,261)
                                                     ------------       -----------       -----------       -----------

Comprehensive income                                  $23,030,808        $5,720,875       $69,472,300      $(16,527,387)
                                                      ===========        ==========       ===========      ============

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

         FirstBank Puerto Rico (FirstBank or the Bank), the Corporation's subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 44 full service banking branches in Puerto Rico and four in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. Early in the year 2000 the Bank began offering brokerage services in selected branches through a new alliance with Paine Webber of Puerto Rico, the largest brokerage firm in the Island. In addition, through its wholly owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

         On September 25, 2000 First Virgin Islands Federal Savings Bank (FVI) was merged with and into FirstBank, which resulted in an additional full service banking branch located in the U.S. Virgin Islands.

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

         In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of cash flows, of changes in stockholders' equity, and of comprehensive income, include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's financial position at September 30, 2000, and the results of operations and the cash flows for the three and nine months ended on September 30, 2000 and 1999. The results of operations for the three and nine months ended on September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

         As part of the interest rate risk management, the Corporation has entered into interest rate swap agreements with a notional amount of $1,026,000,000 at September 30, 2000. These swap agreements are used to hedge a portfolio of brokered certificates of deposit. Most of the swaps are used to convert the cost of the certificates of deposit from fixed to variable, with a hedge relationship, which is estimated to be 100 percent effective. In accordance with SFAS No. 133 there will be no impact on the statement of income nor on comprehensive income, since the gain or loss on the swap agreements will completely offset the loss or gain on the certificates of deposit. The application of SFAS No. 133 will result in a grossing up of the balance sheet to reflect the swap and the certificates of deposit at fair value. At September 30, 2000 the fair value (or replacement cost) of these swap agreements was approximately $51,000,000. If the Corporation had implemented SFAS No.133 as of September 30, 2000, a swap asset of $51,000,000 would have been recognized with an increase in certificate of deposits by the same amount.

     The Corporation also has interest rate protection agreements (caps) with a notional amount of $800,000,000 at September 30, 2000. These caps are used to limit the Corporation exposure to rising interest rates on its borrowings. Under these agreements the Corporation paid an up front premium of $1,800,000 for the right to receive cash flows payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. In accordance with SFAS No. 133, management expects to designate these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap will be carried on the balance sheet at fair value with the time value change reflected through the current statement of income. Any intrinsic value will be reflected through comprehensive income and will be reflected in future statements of income when payments are received from the counter party. If the Corporation had implemented SFAS No. 133 as of September 30, 2000 a loss of approximately $700,000 would have been recognized in the statement of income as a cumulative effect of a change in accounting principle.

     SFAS No. 133 supersedes SFAS No. 80 for cash flow hedge accounting. Under SFAS No. 80, the cost of caps to reduce interest rate risk is amortized on a straight-line method over the term of coverage as a prepaid expense. Under SFAS No. 80, the amortization for the third quarter ended September 30, 2000 was approximately $200,000.

   Transfer and Servicing of Financial Assets and Extinguishment of Liabilities

         The FASB recently issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revises the standards for accounting for security transactions and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective on transactions occurring after March 31, 2000. Management estimates that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

3 - STOCKHOLDERS' EQUITY

         Authorized common stock shares at September 30, 2000 and December 31, 1999 were 250,000,000, with a par value of $1.00. At September 30, 2000 the Corporation had 26,424,152 shares issued and outstanding of common stock.

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

4 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and nine months ended on September 30, 2000 and 1999 are as follows:

                                                                      Three months ended            Nine months ended
                                                                         September  30,                 September  30,
                                                                     2000           1999            2000            1999
(In thousands, except per share data)

Net income                                                          $16,699        $16,208         $49,528      $45,743

Less: Preferred stock dividend                                       (1,603)        (1,603)         (4,809)      (2,672)
                                                                   --------       --------        --------     --------

Net income - attributable to common stockholders                    $15,096        $14,605         $44,718      $43,071
                                                                    =======        =======         =======      =======

    Earnings per common share - basic:

Weighted average common shares outstanding                           26,725         28,971          27,117       29,123
                                                                   --------       --------        --------      -------

Earnings per common share - basic                                  $   0.56      $    0.50        $   1.65     $   1.48
                                                                   ========      =========        ========     ========

    Earnings per common share - diluted:

Weighted average common shares and share equivalents:
    Average common shares outstanding                                26,725         28,971          27,117       29,123
    Common stock equivalents - Options                                  202            243             192          265
                                                                 ----------      ---------      ----------     --------
         Total                                                       26,927         29,214          27,309       29,388
                                                                   --------       --------        --------      -------

Earnings per common share - diluted                               $    0.56       $   0.50       $    1.64      $  1.47
                                                                  =========       ========       =========      =======

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

         During the three and nine months periods ended on September 30, 1999, the Corporation granted 15,000 and 20,500 options, respectively, to buy shares of the Corporation's common stock. Each option granted during the three and nine months ended on September 30, 1999 has an exercise price of $22.56 and $23.55 respectively, equal to the quoted market price of the stock at the grant date, therefore no compensation cost was recognized on the options granted. No options were granted during the nine months ended on September 30, 2000.

         Had compensation cost for the stock options granted been determined based on the fair value at the grant date the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro forma earnings per common share                               Three months ended             Nine months ended
                                                                        September 30,                 September 30,
(In thousands except per share data)                              2000              1999           2000             1999
                                                               ---------         --------       ---------        -------

Net income - attributable to common stockholders                $15,096          $14,482         $44,718        $42,887

Earnings per common share - basic                                 $0.56            $0.50           $1.65          $1.47

Earnings per common share - diluted                               $0.56            $0.50           $1.64          $1.46

         The Corporation uses the binomial model for the computation of the fair value of each option granted to buy shares of the Corporation's common stock. The fair value of each option granted during the three and nine month period ended on September 30, 1999 was estimated using the following assumptions: dividend growth of 22.4% and 22.3%, respectively; expected life of 10 years; expected volatility of 31.8% and 33.0%, respectively, and risk-free interest rate of 5.8% and 5.6%, respectively. The estimated fair value of the options granted was $8.17 and $8.98 per option, respectively.

5- INVESTMENT SECURITIES HELD FOR TRADING

     At September 30, 2000 and December 31, 1999, there were no securities held for trading purposes or options on such securities.

         The net results from the sale of trading securities amounted to a gain of $419,367 during the nine months ended on September 30, 2000. The net gain from the sale of trading securities amounted to $75,000 during the nine months ended on September 30, 1999. These earnings were included as trading income. No net revenue from the sale of trading securities was recorded during the third quarter of 2000 and 1999.

6 - INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:

Investment securities available for sale

                                                                   (Dollars in thousands)
                                            September 30, 2000                             December 31, 1999
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%
U.S. Treasury Securities:
     After 1 to 5 years     $   3,129             $ (2)     $3,127    6.40
     After 5 to 10 years       39,612           (2,581)     37,031    4.90     $39,577           $(4,302)     $35,275  4.90
     After 10 years            67,533           (4,691)     62,842    5.50      67,468            (9,621)      57,847  5.51
Obligations of other U.S.
 Government Agencies:
     Within 1 year            208,093             (139)    207,954    6.51     219,065      $53      (58)     219,060  5.68
     After 1 to 5 years        40,135   $146                40,281    7.65
     After 5 to 10 years       29,988     12                30,000    7.81
     After 10 years            29,882           (5,007)     24,875    7.10      27,457            (5,127)      22,330  7.05
Puerto Rico Government
 Obligations:
     After 5 to 10 years       20,000                       20,000    7.81
     After 10 years             7,388      2      (391)      6,998    6.44       5,880      ___      (36)       5,844  6.83
                          ---------------------------- -----------         -----------         ----------- ----------
Total                        $445,760   $160  $(12,811)   $433,108    6.49    $359,447      $53 $(19,144)    $340,356  5.69
                             ========   ====  ========    ========            ========      === ========     ========

Mortgage  backed  securities-  Federal Home Loan  Mortgage  Corporation  (FHLMC)
certificates:
     After 1 to 5 years        $  911            $  (7)  $     904    7.04   $     997             $ (25)     $   972  6.87
     After 5 to 10 years        8,512             (148)      8,364    6.23       9,905              (255)       9,650  6.23
     After 10 years            19,656      6      (142)     19,520    7.62      22,872      $11     (155)      22,728  6.38
                            ---------  -----  --------    --------              ------      ---     ----       ------
                               29,079      6      (296)     28,789    7.20      33,774       11     (435)      33,350  6.35
                             --------- ------ --------    --------              ------     ----     ----       ------
Government National
 Mortgage Association
(GNMA) certificates:
     After 5 to 10 years        4,569              (47)      4,522    6.23       3,674               (46)       3,628  5.85
     After 10 years         1,294,762    661   (48,665)  1,246,757    6.52   1,039,069    1,410  (76,054)     964,425  6.19
                            ---------   ----  ---------  ---------           ---------    -----  -------      -------
                            1,299,330    661   (48,712)  1,251,279    6.52   1,042,743    1,410  (76,100)     968,053  6.19
                           ----------   ----  --------   ---------           ---------    -----   ------      -------
Federal National
 Mortgage Association
(FNMA) certificates:
     After 1 to 5 years           432               (1)        431    7.10         644                (7)         637  7.29
     After 5 to 10 years          134                          134    6.85         188                (6)         182  6.88
     After 10 years             9,883    236       (29)     10,088    8.30      11,109      299      (46)      11,362  8.26
                         ------------  -----   -------    --------          ----------    -----    -----     --------
                               10,448    236       (30)     10,652    8.23      11,941      299      (59)      12,181  8.19
                          -----------  -----   -------    --------          ----------    -----    -----     --------
Mortgage pass through
 certificates:
     After 10 years             2,315     66                 2,380    9.23       2,463      757     ____        3,220  9.09
                        --------------------              --------         -----------    -----              --------
Real Estate Mortgage
 Interest Conduit:
     Within 1 year          _________   ____   _______   _________                 361       12  _______      ___ 373 12.52
                                                                        --------------  -------          ------------
Total                      $1,341,172   $969  $(49,038) $1,293,100    6.55  $1,091,282   $2,489 $(76,594)  $1,017,177  6.23
                           ==========   ====  ========  ==========          ==========   ====== ========   ==========
Other investments:
    Within 1 year             $56,230   $436   $(4,150)    $52,516    4.17$     67,359   $1,914               $69,273  6.03
    After 1 to 5 years         28,099    308                28,407    7.96      14,750            $  (88)      14,662  7.76
    After 5 to 10 years         9,490     96                 9,586    7.13      11,779              (162)      11,617  7.25
    After 10 years                842   ____        (9)        833    7.06         990    _____     ____        990    7.06
                      ---------------       -----------  ----------       --------------                    ---------
Total                    $     94,661   $840   $(4,159)    $91,341    5.62$     94,878   $1,914    $(250)     $96,542  6.46
                         ============   ====   =======     =======        ============   ======    =====      =======

         Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost, therefore it does not give effect to changes in fair value.



Investment securities held to maturity

                                                                   (Dollars in thousands)
                                            September 30, 2000                             December 31, 1999
                                                                    Weighted                                          Weighted
                            Amortized     Unrealized        Market   Average  Amortized       Unrealized      Market   average
                              cost       gains  (losses)    value    yield%     cost        gains( losses)    value     yield%
Obligations of U.S.
   Government Agencies:
     After 1 to 5 years         $10,000           $    (42)  $  9,958    7.04
     After 5 to 10 years         88,526             (8,702)    79,824    7.53    $10,000          $  (166)    $9,834    7.04
     After 10 years                                                               83,756           (9,255)    74,501    7.53
Puerto Rico Government
    Obligations:
    After 10 years                3,770               (190)     3,580    6.50      3,593     $57   ______      3,650    6.50
                            -----------          ---------  ---------          ---------     ---           ---------
   Total                       $102,296            $(8,934)   $93,362    7.44    $97,349     $57  $(9,421)   $87,985    7.44
                               ========            =======    =======            =======     ===  =======    =======
Mortgage backed securities:
Government National
   Mortgage Association
   (GNMA) certificates
      After 10 years           $206,941            $(3,287)  $203,654    6.93   $206,697          $(7,851)  $198,845    6.94
                               ========            =======   ========           ========          =======   ========

   Expected maturities of mortgage backed securities and certain other securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

7 - INVESTMENT IN FHLB STOCK

         At September 30, 2000 and December 31, 1999, there were investments in FHLB stock with book value of $18,536,500 and $17,826,500, respectively. The estimated market value of such investments is its redemption value.

8- IMPAIRED LOANS

         At September 30 2000, the Corporation had $13.3 million ($4.4 million at December 31, 1999) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of approximately $5.6 million ($1.3 million at December 31, 1999). There were no consumer loans over $1,000,000 considered impaired as of September 30, 2000 and December 31, 1999. The average recorded investment in impaired loans amounted to $8.9 million for the nine months ended on September 30, 2000 (1999 - $9.4 million). Interest income in the amount of approximately $142,000 and $267,000 were recognized on impaired loans for the period ended on September 30, 2000 and 1999, respectively.



9 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:
                                                                           September 30,            December 31,
                                                                                2000                    1999
                                                                         ------------------        --------------
Residential real estate loans:
Secured by first mortgages:
    Conventional                                                           $ 613,575,251           $ 395,884,613
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                       19,757,246               6,543,487
       Puerto Rico Housing Bank and Finance Agency                            29,180,881              32,928,102
Secured by second mortgages                                                    8,121,056               5,706,225
                                                                         ---------------          --------------
                                                                             670,634,434             441,062,427
    Deferred net loan fees                                                    (5,457,787)             (5,293,370)
                                                                         ---------------          --------------
Residential real estate loans                                                665,176,647             435,769,057
                                                                          --------------           -------------

Commercial loans:
    Construction, land acquisition and land improvements                     374,745,713             288,301,904
    Undisbursed portion of loans in process                                 (192,939,236)           (156,233,791)
                                                                           -------------          --------------
    Construction loans                                                       181,806,477             132,068,113

    Commercial loans                                                         880,083,937             655,417,037
    Commercial mortgage                                                      450,407,485             371,642,698
                                                                          --------------          --------------
Commercial loans                                                           1,512,297,899           1,159,127,848
                                                                           -------------           -------------

Finance leases                                                               111,086,090              85,692,482
                                                                         ---------------         ---------------

Consumer and other loans:
    Personal                                                                 396,114,358             422,722,624
    Personal lines of credit                                                  11,759,227              13,029,258
    Auto                                                                     528,506,406             532,242,160
    Boat                                                                      34,752,074              37,018,313
    Credit card                                                              171,782,789             168,045,087
    Home equity reserve loans                                                  3,452,159               2,656,713
    Other                                                                                                106,292
    Unearned interest                                                       (116,919,725)           (148,835,815)
                                                                        ----------------         ---------------
Consumer and other loans                                                   1,029,447,288           1,026,984,632
                                                                         ---------------          --------------
Loans receivable                                                           3,318,007,924           2,707,574,019
Loans held for sale                                                        _____________              37,794,078
                                                                                                ----------------
Total loans                                                                3,318,007,924           2,745,368,097
Allowance for loan losses                                                    (76,445,352)            (71,784,237)
                                                                       -----------------       -----------------
Total loans-net                                                           $3,241,562,572          $2,673,583,860
                                                                          ==============          ==============

     Loans held for sale were reclassified to loans receivable during the third quarter of 2000 since the Corporation has no intent to sell those loans.

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

          The following table presents information about the reportable segments (in thousands):

                                                                               Treasury and        Commercial
                                                                   Retail      Investments         Corporate        Total
For the quarter ended September 30, 2000:
Interest income                                                    $56,707           $34,967         $28,710      $120,384
Net (charge) credit for transfer of funds                           (3,724)           23,181         (19,457)
Interest expense                                                   (18,779)          (54,567)                      (73,346)
Net interest income                                                 34,204             3,581           9,253        47,038
Provision for loan losses                                           (5,974)                           (5,592)      (11,566)
Segment income                                                      28,230             3,581           3,661        35,472
Average earning assets                                          $1,939,139        $2,048,439      $1,170,986    $5,158,564

For the period ended September 30, 2000:
Interest income                                                   $163,871           $97,938         $76,203      $338,012
Net (charge) credit for transfer of funds                           (7,949)           59,466         (51,517)
Interest expense                                                   (53,550)         (140,767)                     (194,317)
Net interest income                                                102,372            16,637          24,686       143,695
Provision for loan losses                                          (20,567)                          (14,177)      (34,744)
Segment income                                                      81,805            16,637          10,509       108,951
Average earning assets                                          $1,834,965        $1,929,671      $1,067,127    $4,831,763

                                                                               Treasury and        Commercial
                                                                   Retail      Investments         Corporate      Total

For the quarter ended September 30, 1999:
Interest income                                                    $47,155           $27,795         $19,525       $94,475
Net (charge) credit for transfer of funds                            2,185             9,682         (11,868)
Interest expense                                                   (16,094)          (31,591)                      (47,685)
Net interest income                                                 33,246             5,886           7,657        46,790
Provision for loan losses                                          (10,323)                             (694)      (11,017)
Segment income                                                      22,923             5,886           6,963        35,773
Average earning assets                                          $1,511,691        $1,720,446        $883,674    $4,115,811

For the period ended September 30, 1999:
Interest income                                                   $133,850           $79,267         $55,756      $268,873
Net (charge) credit for transfer of funds                            3,176            28,017         (31,194)
Interest expense                                                   (43,584)          (87,562)                     (131,146)
Net interest income                                                 93,442            19,722          24,562       137,727
Provision for loan losses                                          (35,560)                           (2,207)      (37,767)
Segment income                                                      57,882            19,722          22,355        99,960
Average earning assets                                          $1,427,073        $1,682,673        $780,189    $3,889,935



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA
                                                                    Three Months Ended       Nine Months Ended
                                                                       September  30,          September 30,
                                                                   2000          1999        2000           1999
Condensed income statements (in thousands):
      Interest income                                            $120,384      $94,475     $338,012     $268,874
      Interest expense                                             73,347       47,686      194,317      131,146
                                                               ----------     --------    ---------     --------
      Net interest income                                          47,037       46,789      143,695      137,727
      Provision for loan losses                                    11,566       11,017       34,744       37,766
                                                               ----------     --------   ----------    ---------
      Net interest income after provision
       for loan losses                                             35,472       35,773      108,952       99,961
      Other income                                                 11,442        8,481       29,716       22,866
      Gain on sale of investments                                   1,855           40        6,813        1,349
      Other operating expenses                                     28,487       25,884       84,755       73,782
                                                                ---------      -------     --------     --------
      Net income before income tax expense                         20,282       18,410       60,725       50,395
      Income tax expense                                            3,583        2,202       11,198        4,652
                                                               ----------     --------     --------    ---------
      Net income                                                 $ 16,699      $16,208      $49,528      $45,743
                                                                 ========      =======      =======      =======
Per common share results:
      Net income per common share - basic                          $0.56         $0.50        $1.65        $1.48
      Net income per common share - diluted                        $0.56         $0.50        $1.64        $1.47
      Cash dividends declared                                      $0.11         $0.09        $0.33        $0.27
Selected financial ratios (in percent):
      Average yield on earning assets (1)                           9.18          9.13         9.25         9.36
      Cost of interest bearing liabilities                          6.02          4.94         5.73         4.91
      Interest rate spread (1)                                      3.16          4.19         3.52         4.45
      Net interest margin (1)                                       3.69          4.70         4.06         4.98
      Net income to average total assets                            1.23          1.51         1.30         1.50
      Net income to average equity                                 21.26         21.02        22.25        20.95
      Net income to average common equity                          26.94         26.74        28.83        23.89
      Average equity to average total assets                        5.80          7.16         5.84         7.15
      Dividend payout ratio                                        19.45         17.80        19.90        18.22
      Efficiency ratio (2)                                         47.21         46.80        47.03        45.56

                                                                                 September 30        December 31,
                                                                                       2000              1999
                                                                                       ----              ----
Regulatory capital ratios (in percent):
      Total capital to risk weighted assets                                              13.51           16.16
      Tier 1 capital to risk weighted assets                                              9.61           11.64
      Tier 1 capital to average assets                                                    6.18            7.47
Balance sheet data (in thousands):
       Loans and loans held for sale                                                $3,318,008          $2,745,368
       Allowance for loan losses                                                        76,445              71,784
       Investments                                                                   2,147,767           1,811,164
       Total assets                                                                  5,648,674           4,721,568
       Deposits                                                                      3,222,448           2,565,422
       Borrowings                                                                    2,038,070           1,803,729
       Total capital                                                                   320,674             294,902

         Number of full service branches                                                    48                  48
         Loan origination offices                                                           41                  41

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

        For the quarter ended on September 30, 2000, the Corporation recorded earnings of $16,699,212 or $0.56 per common share (basic and diluted), a per share increase of 12% as compared to earnings of $16,208,146 or $0.50 per common share (basic and diluted) for the third quarter of 1999. Earnings for the nine months ended on September 30, 2000 amounted to $49,527,651 or $1.65 per common share (basic) and $1.64 per common share (diluted), as compared to earnings of $45,742,874 or $1.48 per common share (basic) and $1.47 per common share (diluted) for the same period of 1999. On a per share basis-diluted, earnings for the nine months ended on September 30, 2000 increased by 11.6% as compared to earnings for the nine months ended on September 30, 1999.

Net Interest Income

        Net interest income for the three and nine months ended on September 30, 2000 increased by $248,000 and by $6.0 million, respectively, as compared with the same periods in 1999. On a taxable equivalent basis, net interest income for the three and nine months ended on September 30, 2000 decreased by $1.6 million and increased by $3.0 million, respectively. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.16% and 3.69%, respectively, for the third quarter of 2000 as compared to 4.19% and 4.70%, respectively, for the third quarter of 1999. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.52% and 4.06%, respectively, for the nine months ended on September 30, 2000 as compared to 4.45% and 4.98%, respectively, for the nine months ended on September 30, 1999. The reduction in the interest rate spread and net interest margin is primarily attributed to the increase in the average volume of total investments and total commercial loans when compared to the increase in the average volume of consumer loans. The interest rate spread for investments and commercial loans is lower than the spread for consumer loans.

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





PART I                                                               Three months ended September 30,
                                                                              Interest  income (1) /
                                                  Average volume                   expense                Average rate (1)
                                           2000              1999           2000             1999          2000     1999
                                           ----              ----           ----             ----          ----     ----
                                                                                 (Dollars in Thousands)
Earning assets:
  Deposits at banks and other
    short-term investments            $       7,444      $     14,276      $     122        $   138      6.52%      3.83%
  Government obligations                    542,217           454,848          9,506          7,012      6.97%      6.12%
  Mortgage backed securities              1,495,698         1,300,171         25,502         23,285      6.78%      7.11%
  FHLB stock                                 17,827            17,827            311            315      6.94%      7.01%
  Other investment                           56,123             9,667          1,216            231      8.62%      9.46%
                                       ------------     -------------      ---------      ---------

   Total investments                      2,119,309         1,796,789         36,657         30,980      6.88%      6.84%
                                         ----------        ----------       --------       --------

  Residential real estate loans             589,007           330,821         12,519          8,061      8.46%      9.67%
  Construction loans                        174,344           113,753          5,552          2,406     12.67%      8.39%
  Commercial loans                        1,291,676           938,913         29,592         20,142      9.11%      8.51%
  Finance leases                            107,734            72,855          3,251          2,292     12.00%     12.48%
  Consumer loans                          1,026,181         1,015,549         34,978         34,351     13.56%     13.42%
                                        -----------        ----------      ---------        -------
 Total loans (2)                          3,188,942         2,471,891         85,892         67,252     10.72%     10.79%
                                        -----------       -----------      ---------       --------
    Total earning assets                 $5,308,251        $4,268,680       $122,549        $98,232      9.18%      9.13%
                                         ==========        ==========       ========        =======

Interest-bearing liabilities:
  Deposits                               $2,866,624        $2,120,869      $  41,206        $24,846      5.72%      4.65%
  Other borrowed funds                    1,928,504         1,710,421         31,325         22,839      6.46%      5.30%
  FHLB advances                              49,308                43            815        _______      6.58%      0.00%
                                       ------------ -----------------    -----------

    Total interest-bearing liabilities   $4,844,436        $3,831,333        $73,346        $47,685      6.02%      4.94%
                                         ==========       ===========        =======        =======
Net interest income                                                          $49,203        $50,547
                                                                             =======        =======
Interest rate spread                                                                                     3.16%      4.19%
Net interest margin                                                                                      3.69%      4.70%


PART II                                                            Nine months ended September 30,
                                                                              Interest  income (1) /
                                                  Average volume                   expense               Average rate (1)
                                           2000              1999           2000             1999          2000     1999
                                           ----              ----           ----             ----          ----     ----
                                                                                 (Dollars in Thousands)

Earning assets:
  Deposits at banks and other
    short-term investments              $    10,241        $   10,068     $      420     $      346      5.48%      4.59%

  Government obligations                    514,030           396,644         26,080         17,595      6.78%      5.93%
  Mortgage backed securities              1,427,710         1,292,108         74,160         69,560      6.94%      7.20%
  FHLB stock                                 17,827            15,612            909            798      6.81%      6.83%
  Other investment                           48,725             4,552          3,111            381      8.53%     11.19%
                                        -----------     -------------      ---------     ----------
   Total investments                      2,018,533         1,718,984        104,680         88,680      6.93%      6.90%
                                         ----------        ----------       --------       --------
  Residential real estate loans             529,374           317,813         34,003         23,867      8.58%     10.04%
  Construction loans                        162,493            84,424         13,320          5,437     10.95%      8.61%
  Commercial loans                        1,166,625           805,969         79,601         53,956      9.11%      8.95%
  Finance leases                             98,292            64,341          8,947          6,215     12.16%     12.91%
  Consumer loans                          1,022,790         1,009,201        105,695        101,928     13.80%     13.50%
                                       ------------        ----------      ---------      ---------
   Total loans(2)                         2,979,574         2,281,748        241,566        191,403     10.83%     11.22%
                                        -----------       -----------      ---------      ---------

   Total earning assets                  $4,998,107        $4,000,732       $346,246      $ 280,083      9.25%      9.36%
                                         ==========        ==========       ========      =========
Interest-bearing liabilities:
  Deposits                               $2,677,409        $1,842,494       $108,485      $  63,693      5.41%      4.62%

  Other borrowed funds                    1,812,064         1,729,546         83,901         67,417      6.18%      5.21%
  FHLB advances                              40,538             1,000          1,931             36      6.36%      4.81%
                                      -------------    --------------    -----------  -------------
    Total interest-bearing liabilities   $4,530,011        $3,573,040       $194,317       $131,146      5.73%      4.91%
                                         ==========        ==========       ========       ========
Net interest income                                                         $151,929       $148,937
                                                                            ========       ========
Interest rate spread                                                                                     3.52%      4.45%
Net interest margin                                                                                      4.06%      4.98%

(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.
(2) Non-accruing loans are included in the average balances.




PART II                                 Three months ended on September 30,       Nine months ended on September 30,
                                                2000 compared to 1999              2000 compared to 1999
                                        ----------------------------------        -------------------------------

                                           Variance        Variance                  Variance    Variance
                                            due to         due to     Total           due to      due to       Total
                                             volume         rate     variance         volume       rate      variance
                                                                          (In thousands)
Interest income on earning assets:
  Deposits at banks and other
   short-term investments                   $    (89)     $    73    $    (16)       $      6    $     68    $     74
  Government obligations                       1,441        1,053       2,494           5,725       2,759       8,484
  Mortgage backed securities                   3,369       (1,151)      2,218           7,216      (2,616)      4,600
  FHLB stock                                                   (4)         (4)            114          (3)        111
  Other investment                             1,002          (17)        985           3,199        (469)      2,730
                                             -------      -------     -------        --------     -------     -------
     Total investments                         5,723          (46)      5,677          16,260        (261)     15,999
                                             -------      -------      ------         -------     -------      ------
  Real estate loans                            5,850       (1,392)      4,458          14,775      (4,640)     10,135
  Construction loans                           1,608        1,538       3,146           6,093       1,790       7,883
  Commercial loans                             7,950        1,500       9,450          24,639       1,006      25,645
  Finance leases                               1,067         (108)        959           3,193        (461)      2,732
  Consumer loans                                 314          314         628           1,420       2,347       3,767
                                            --------      -------     -------       ---------     -------    --------
     Total loans                              16,789        1,852      18,641          50,120          42      50,162
                                              ------       ------      ------        --------   ---------     -------
     Total interest income                    22,512        1,806      24,318          66,380        (219)     66,161
                                              ------       ------      ------        --------     -------     -------

Interest expense on interest bearing liabilities:
  Deposits                                     9,884        6,476      16,360          32,518      12,274      44,792
  Other borrowed funds                         3,115        5,371       8,486           3,354      13,130      16,484
  FHLB advances                                  815                      815           1,879          16       1,895
                                            ----------------------  ---------       ---------------------    --------
     Total interest expense                   13,814       11,847      25,661          37,751      25,420      63,171
                                              ------    ---------     -------        --------   ---------      ------
Change in net interest income                $ 8,698     $(10,041)    $(1,343)        $28,521    $(25,531)    $ 2,990
                                             =======     ========     =======         =======    ========     =======


        Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $2.2 million and $8.2 million for the three and nine months ended on September 30, 2000, and of $3.8 million and $11.2 million for the three and nine months ended on September 30, 1999. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

        Interest Income

        Interest income increased by $25.9 million and $69.1 million for the three and nine months ended on September 30, 2000 as compared to the same periods for 1999. When adjusted to a taxable equivalent basis, interest income increased by $24.3 million and $66.2 million for the three and nine months ended on September 30, 2000 as compared to the same periods in 1999. The yield on earning assets, on a taxable equivalent basis, amounted to 9.18% and 9.13% for the three months ended on September 30, 2000 and 1999, respectively, and 9.25% and 9.36% for the nine months ended on September 30, 2000 and 1999, respectively. The growth in interest income for the periods analyzed was due to the increase in the average volume of earning assets. The average volume of earning assets increased by $1,039.6 million and $997.4 million for the three and nine months ended on September 30, 2000, as compared to the same periods in 1999.

        The average volume of total investments increased by $322.5 million and $299.5 million for the three and nine months period ended on September 30, 2000 as compared with the same periods in 1999, mostly concentrated in mortgage backed securities and government obligations.

        The average volume of the loan portfolio increased by $717.1 million and $697.8 million for the three and nine months ended on September 30, 2000 as compared with the same periods in 1999, due to an increase in real estate, construction and commercial loans. Residential real estate, construction loans, commercial loans, finance leases and consumer loans increased by $211.6 million, $78.1 million, $360.7 million, $34.0 million and $13.6 million, respectively, for the nine months ended on September 30, 2000 as compared to the same period in 1999.

        Interest Expense

        Interest expense increased by $25.7 million and $63.2 million for the three and nine months ended on September 30, 2000 as compared with the amounts recorded in the same periods of 1999. The increase in interest expense due to volume amounted to $13.8 million and $37.8 million for the three and nine months ended on September 30, 2000 as compared to the same periods ended on September 30, 1999. The increase in interest expense due to rate amounted to $11.8 million and $25.4 million for the three and nine months ended on September 30, 2000 as compared to the same periods ended on September 30, 1999. The cost of interest bearing liabilities increased from 4.94% and 4.91% for the three and nine months period ended on September 30, 1999 to 6.02% and 5.73% for the three and nine months period ended on September 30, 2000.

Provision for Loan Losses

         For the three and nine months ended on September 30, 2000, the Corporation provided $11.6 million and $34.7 million, respectively, for possible loan losses as compared to $11.0 million and $37.8 million, for the same periods of 1999. The provision for loan losses recorded during 2000 reflects a lower provision need due to lower charge-offs. This decrease was achieved even though non-performing assets increased at September 30, 2000 by $16.1 million. The increase was due to the merger with FVI, which at September 30, 2000 had $6.8 million in non-performing assets with a reserve of $1.4 million. (See Other adjustment in the analysis of the allowance for possible loan losses table). In addition, a $9.9 million commercial loan became non-performing in September 2000 for which the estimated allowance for possible loan losses was allocated from reserves previously allocated to consumer loans. The reserve allocated to consumer loans has decreased as a result of the decrease in the loss ratio due to the significant improvement in the credit quality of this portfolio.

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



     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:


                                                                   Three months ended                  Nine months ended
                                                                     September 30,                   September 30,
                                                               2000               1999            2000            1999
                                                               ----               ----            ----            ----
                                                                                  (Dollars in thousands)

Allowance for loan losses, beginning of period                $74,100           $70,762          $71,784        $67,854
Provision for loan losses                                      11,566            11,017           34,744         37,766
                                                             --------           -------          -------        -------

Loans charged-off:
   Residential real estate
   Commercial                                                    (850)               (1)          (2,650)          (744)
   Finance leases                                                (702)                            (1,928)          (465)
   Consumer                                                   (11,327)          (12,876)         (34,676)       (38,627)
   Other assets                                                    (1)             (155)             (32)          (569)
                                                          -----------         ---------       ----------      ---------
   Total charge-offs                                          (12,880)          (13,032)         (39,286)       (40,405)
                                                              -------           -------          -------        -------
Recoveries of loans previously charged-off:
  Residential real estate
  Commercial                                                      209                35              346            111
  Finance leases                                                   52               175              168            226
  Consumer                                                      1,956             2,346            7,230          5,529
  Other assets                                                      2                46               20            267
                                                         ------------       -----------       ----------     ----------
Total recoveries                                                2,219             2,602            7,763          6,134
                                                            ---------          --------         --------      ---------
Net charge-offs                                               (10,661)          (10,430)         (31,523)       (34,272)
                                                             --------           -------          -------        -------
Other adjustment                                                1,440               787            1,440            787
                                                            ---------         ---------        ---------     ----------
Allowance for loan losses, end of period                      $76,445           $72,136          $76,445        $72,136
                                                              =======           =======          =======        =======
Allowance for loan losses to total loans and loans
   held for sale                                                2.30%             2.86%            2.30%          2.86%
Net charge-offs annualized to average loans
  outstanding during the period                                 1.34%             1.69%            1.41%          2.00%





Other Income
                                                                Three months ended                      Nine months ended
                                                                     September 30,                        September 30,
                                                                 2000             1999                2000             1999
                                                           ---------------    ------------     ---------------    -------------
       Service charges on deposit accounts                    $2,070,993        $2,310,283         $6,685,821        $6,271,661
       Other fees on loans                                     5,605,491         3,524,951         13,348,169         9,441,374
       Fees on loans serviced for others                         128,007           193,839            412,338           682,146
       Mortgage banking activities                                (3,398)           (5,796)            (3,398)            5,753
       Rental income                                             704,907           665,816          1,739,520         1,902,523
       Other operating income                                  2,935,772         1,791,694          7,114,466         4,488,297
                                                           -------------       -----------       ------------      ------------
           Subtotal                                           11,441,772         8,480,787         29,296,916        22,791,754
       Gain on sale of investments                             1,855,368            40,297          6,812,772         1,348,583
       Trading income                                _                                                419,367            75,000
                                                     -------------------------------------     --------------   ---------------

           Total                                             $13,297,140        $8,521,084        $36,529,055       $24,215,337
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

         The Corporation recorded $1.9 million and $6.8 million during the three and nine months ended September 30, 2000 and $40,297 and $1.3 million during the three and nine months ended September 30, 1999 from gains on sale of investments securities. These gains reflect market opportunities that arose and that are in consonance to the Corporation's investment policies.

Other Operating Expenses

        The following table presents the detail of other operating expenses for the periods indicated:

                                                         Three months ended                   Nine months ended
                                                               September 30,                       September 30,
                                                   ------------------------------------------------------------------
                                                          2000             1999             2000             1999
                                                   ---------------    ------------     ------------     ------------
   Employees' compensation and benefits               $12,642,990      $12,069,042      $38,055,926       $34,637,628

   Occupancy and equipment                              5,670,479        5,216,582       16,845,794        14,660,489
   Taxes and insurance                                  1,840,870        1,632,098        5,037,206         4,895,071
   Net cost  (gain) of operations and
    disposition of other real estate owned                (34,130)          14,715           20,491          (285,661)
   Amortization of debt issuance costs                     88,878          159,701          263,720           471,557
   Professional fees                                      619,794          550,781        1,967,435         1,607,727
   Servicing and processing fees                        1,607,515        1,206,360        4,565,018         3,291,018
   Communications                                       1,453,743        1,228,700        4,190,636         3,434,792
   Supplies and printing                                  250,024          295,772          868,397           994,467
   Other                                                4,346,678        3,509,779       12,940,756        10,074,695
                                                    -------------    -------------     ------------      ------------
       Total                                          $28,486,841      $25,883,530      $84,755,379       $73,781,783
                                                      ===========      ===========      ===========       ===========

         Operating expenses increased to $28.5 million and $84.8 million for the three and nine months ended September 30, 2000 as compared to $25.9 million and $73.8 million for the same periods in 1999. Management's goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The best measure of the success of this program is the efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income. The Corporation's efficiency ratio was 47.0% and 45.6% for the nine months period ended on September 30, 2000 and 1999, respectively.

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

Provision for Income Tax

        The provision for income tax amounted to $11.2 million (or 18.44% of pretax earnings) for the nine months ended on September 30, 2000 as compared to $4.7 million (or 9.23% of pretax earnings) for the same period in 1999. The increase in the effective tax rate is attributed to the growth in the loan portfolio resulting in an increase in taxable income. The Corporation has effectively reduced the enacted tax rate of 39%, through the strategy of investing in tax exempt securities.

        FINANCIAL CONDITION

Assets

        Total assets amounted to $5,648.7 million as of September 30, 2000, an increase of $927.10 million as compared to total assets of $4,721.6 million as of December 31, 1999. This increase was primarily attributed to an increase of $336.6 million in total investments and $572.6 million in total loans.

        The composition of loans receivable and loans available for sale:

                                                     September 30,            December 31,                Increase
                                                          2000                        1999                (Decrease)
                                                     --------------          --------------------          --------
                                                                             (In thousands)
    Residential real estate loans                       $  665,177               $   473,563              $  191,614
                                                        ----------               -----------              ----------
    Commercial real estate loans                           450,407                   371,643                  78,764
    Construction loans                                     181,806                   132,068                  49,738
    Commercial loans                                       880,084                   655,417                 224,667
                                                       -----------              ------------               ---------
      Total commercial                                   1,512,297                 1,159,128                 353,169
                                                        ----------               -----------               ---------
    Finance leases                                         111,086                    85,692                  25,394
                                                       -----------             -------------              ----------
    Consumer and other loans                             1,029,447                 1,026,985                   2,462
                                                       -----------               -----------             -----------
      Total                                             $3,318,008                $2,745,368                $572,640
                                                        ==========                ==========                ========

        The fluctuation in the loans receivable category represents the net effect of total loan origination of $930.7 million and repayments and other adjustments of $358.1 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans, resulting in an increase of $353.2 million in the commercial loan portfolio. Residential real estate loans increased by $191.6 million as a result of new resources added to this line of business. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $25.4 million.

     As a result of the merger with FVI, FirstBank acquired total assets of $56.3 million, including $459 million on loans receivable and $7.5 million on investments.

Non-performing Assets

         Total non-performing assets are the sum of non-accruing loans, OREO's and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

         At September 30, 2000, total non-performing assets amounted to $73.5 million (1.30% of total assets) as compared to $57.4 million (1.22% of total assets) at December 31, 1999 and $62.9 million (1.57% of total assets) at December 31, 1998.

         The increase of $16.1 million in non-performing assets as of September 30, 2000 when compared to December 31, 1999 was due to the merger with FVI, which at September 30, 2000 had $6.8 million in non-performing assets. In addition, a $9.9 million commercial loan was reclassified to non-accruing status during the third quarter of 2000.

         Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

         The following table presents non-performing assets at the dates indicated:

                                                                 September 30,                    December 31,
                                                                      2000                 1999               1998
                                                                  -----------          ----------         --------
                                                                                 (Dollars in thousands)
Non-accruing loans:
      Residential real estate                                        $13,556             $ 8,633            $  9,151
      Commercial and commercial real estate                           34,759              17,975              19,355
      Finance leases                                                   1,754               2,482               1,716
      Consumer                                                        17,167              24,726              26,736
                                                                    --------              ------            --------
                                                                      67,236              53,816              56,958
Other real estate owned (OREO)                                         3,084                 517               3,642
Other repossessed property                                             3,160               3,112               2,277
                                                                   ---------           ---------           ---------
Total non-performing assets                                          $73,480             $57,445             $62,877
                                                                     =======             =======             =======
Past due loans                                                       $15,090             $13,781             $15,110
Non-performing assets to total assets                                  1.30%               1.22%               1.57%
Non-performing loans to total loans                                    2.03%               1.96%               2.69%
Allowance for loan losses                                            $76,445             $71,784             $67,854
Allowance to total non-performing loans                              113.70%             133.39%             119.13%

         Non-accruing Loans

         Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $13.6 million (2.04% of total residential real estate loans) at September 30, 2000, as compared to $8.6 million (1.82% of total residential real estate loans) and $9.2 million (3.02% of total residential real estate loans) at December 31, 1999 and 1998, respectively.

         Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $34.8 million (2.30% of total commercial loans) at September 30, 2000 as compared to $18.0 million (1.55% of total commercial loans) and $19.4 million (2.53% of total commercial loans) at December 31, 1999 and 1998, respectively.

         Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $1.8 million (1.58% of total finance leases) at September 30, 2000, as compared to $2.5 million (2.90% of total finance leases) and $1.7 million (3.29% of total finance leases) at December 31, 1999 and 1998, respectively.

         Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $17.2 million (1.67% of the total consumer loan portfolio) at September 30, 2000, $24.7 million (or 2.41% of the total consumer loan portfolio) at December 31, 1999 and $26.7 million (or 2.67% of the total consumer loan portfolio) at December 31, 1998. The decrease in the ratio and amount of non-accruing loans was the result of the improvement on the credit quality of the portfolio.

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

 Sources of Funds

         Total liabilities amounted to $5,328.0 million as of September 30, 2000, an increase of $901.3 million as compared to $4,426.7 million as of December 31, 1999. The increase in total liabilities was primarily due to: (1) an increase in total deposits of $657.0 million; (2) an increase in federal funds and securities sold under agreements to repurchase of $365.8 million; (3) an increase in advances from FHLB of $7.6 million; (4) an increase in accounts payable and other liabilities of $10.0 million; net of (5) a decrease in other short term borrowings of $138.0 million.

         The Corporation maintains unsecured standby lines of credit with other banks. At September 30, 2000, the Corporation's total unused lines of credit with these banks amounted to approximately $121,500,000 (1999 - $123,500,000). At September 30, 2000, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $79,490,687 (1999 - $2,812,126).

Capital

         Total stockholders' equity amounted to $320.7 million as of September 30, 2000, an increase of $25.8 million from the balance as of December 31, 1999. This increase was primarily attributed to $49.5 million in net income generated for the period ended on September 30, 2000, an increase in the valuation on securities available for sale of $19.9 million, dividends paid of $13.7 million, and the repurchase of 1,642,400 shares of common stock at a total cost of $30.1 million.

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

         At September 30, 2000 and December 31, 1999, the Corporation exceeded the requirements for an adequately capitalized institution.

         At September 30, 2000 and December 31, 1999, the Corporation also was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events that have changed that classification.


         The Corporation's regulatory capital position was as follows:
                                                                                           Regulatory requirements

                                                                                   Regulatory requirements
                                                                                 For capital
                                                           Actual             adequacy purposes    To  be  well capitalized
                                                     Amount       Ratio       Amount      Ratio       Amount      Ratio
At September 30, 2000                                                               (Dollars in thousands)
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $473,459    13.51%        $280,292       8%      $350,364       10%
      FirstBank                                      437,105    12.60%         277,577       8%       346,971       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $336,827     9.61%        $140,146       4%      $210,219        6%
      FirstBank                                      300,893     8.67%         138,788       4%       208,183        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $336,827     6.18%        $163,408       3%      $272,346        5%
      FirstBank                                      300,893     5.57%         162,010       3%       270,017        5%

At December 31, 1999
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                $468,261     16.16%        $231,758       8%      $289,697       10%
      FirstBank                                     409,173     14.26%         229,608       8%       287,010       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                $337,284     11.64%        $115,879       4%      $173,818        6%
      FirstBank                                     279,383      9.73%         114,804       4%       172,206        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                $337,284      7.47%        $135,473       3%      $225,789        5%
      FirstBank                                     279,383      6.26%         133,953       3%       223,255        5%

Dividends

         During the period ended on September 30, 2000, the Corporation declared three quarterly cash dividends of $0.11 per common share representing a 22% increase over the three quarterly cash dividends of $0.09 per common share declared during the same period ended on September 30, 1999. Total dividends declared per common share amounted to $8.9 million for the period ended on September 30, 2000 for an annualized dividend payout ratio of 19.90% as compared to $7.8 million for the period ended September 30, 1999 (or a 18.22% dividend payout ratio). Dividends declared on preferred stock amounted to $4.8 million for the period ended on September 30, 2000 as compared to $2.7 million for the period ended on September 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On October 27, 2000 the Corporation filed a report on Form 8-A, for the registration of the 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, $1.00 par value per share to be issued during the fourth quarter of 2000. On October 31, 2000, the Corporation issued 2,620,000 shares of preferred stock for a total amount of $65.5 million.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         a)  None

         b) On September 25, 2000, the Corporation filed a report on Form 8-K, reporting under Item 5, the merger of First Virgin Islands Federal Savings Bank with and into FirstBank Puerto Rico, after obtaining all required shareholder and regulatory approvals.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                                                            First BanCorp.
                                                                                   Name of the Corporation





Date: November 14, 2000                                          By:       /s/ Angel Alvarez-Perez, Esq.
                                                                          ------------------------------
                                                                             Angel Alvarez-Perez, Esq.
                                                                          Chairman, President and Chief
                                                                               Executive Officer



Date:  November 14, 2000                                          By:      /s/ Annie Astor de Carbonell
                                                                           -----------------------------
                                                                               Annie Astor de Carbonell
                                                                            Senior Executive Vice President
                                                                              and Chief Financial Officer
