Form 10-K
period 2000-12-31
FIRST BANCORP /PR/
filed 2001-03-29
CIK 1057706

112
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

For the fiscal year ended                                       Commission File
  December 31, 2000                                                001-14793

                                 First BanCorp.
                       --------------------------------
             (Exact name of Corporation as specified in its charter)

  Puerto Rico                                                 66-0561882
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


1519 Ponce de Leon Avenue, Stop 23
      Santurce, Puerto Rico                                       00908
------------------------------                        ------------------------
 (Address of principal office)                                  (Zip Code)

              Corporation's telephone number, including area code:

                                 (787) 729-8200

              Securities registered under Section 12(b) of the Act:

Common Stock ($1.00 par value)                       New York Stock Exchange
------------------------------                 ------------------------
         Title of Class                    Name of exchange on which registered

Preferred Stock ($25.00 liquidation
     preference per share                            New York Stock Exchange
-----------------------------------------               -----------------------
            Title of Class                 Name of exchange on which registered

              Securities registered under Section 12(g) of the Act:

                                 Not applicable

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Corporation's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] -

     State the aggregate market value of the voting common stock held by nonaffiliates of the Corporation: $487,304,294 (based on the closing sales price of $23.10 at March 27, 2001 for such shares). Number of shares of Common Stock outstanding as of March 27, 2001:


                                26,636,752

                       Documents Incorporated by Reference

     (1) Portions of the annual report to security holders for the fiscal year ended December 31, 2000 are incorporated by reference in Part I, II and IV; and
(2) Portions of the definite proxy statement filed on/or about March 28, 2001 are incorporated by reference in Part III.

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

PART IV

      Item 14.    Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K ............................................................. 22

SIGNATURES .............................................................................................24


PART I

Item 1.  Business

                                     GENERAL

         First BanCorp. (the Corporation) is a publicly owned financial holding company for FirstBank Puerto Rico (FirstBank or the Bank). First BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

         Based on total assets, the Corporation is the second largest locally owned bank holding company headquartered in the Commonwealth of Puerto Rico and the third largest depository institution in Puerto Rico. The Corporation had total assets of $5.920 billion, total deposits of $3.346 billion and total stockholders' equity of $434.5 million at December 31, 2000.

         The Corporation's only subsidiary, FirstBank, conducts its business through its main office located in San Juan, Puerto Rico, 44 full-service branches in Puerto Rico and four branches in the U.S. Virgin Islands of St. Thomas and St. Croix. The Bank also has four loan origination offices focusing on mortgage loans, a loan origination office focusing on personal loans and credit cards, and a loan origination office focusing on auto loans. First chartered in 1948, FirstBank was the first savings and loan association established in Puerto Rico. It has been a stockholder-owned institution since January 1987. Effective at the close of business on October 31, 1994, FirstBank converted to a Puerto Rico chartered commercial bank. The Bank is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the Commissioner) and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). FirstBank has two subsidiaries, First Leasing and Rental Corporation, a vehicle leasing and daily rental company with six offices, and First Federal Finance Corp. D/B/A Money Express "La Financiera," a small loan company with 26 offices.

         The Corporation has distinguished itself by providing innovative marketing strategies and novel products to attract clients. Besides the branches and lending offices described above, the Corporation has offered a telephone information service called "Telebanco" since 1983. This was the first telebanking service offered in Puerto Rico. The Corporation's clients have access to an extensive ATM network all over the world. The Corporation was the first in Puerto Rico to open on weekends and the first to offer in-store branches to its clients. The Corporation was also the first banking institution in Puerto Rico with a presence on the Internet. Early in the year 2001 First BanCorp. will launch a new, interactive web site where clients will be able to perform all types of banking transactions. The Corporation is committed to continue providing the most efficient and cost effective banking services possible in selected products niches.

     The information under the caption "Achievements in 2000" on pages 12 to 14 and the information under Note 33 - Segment Information on pages 72 to 74 of the Corporation's annual report to security holders for the year ended December 31, 2000 is incorporated herein by reference.

                           SUPERVISION AND REGULATION

         Bank Holding Company Activities and Other Limitations. The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.

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

         The Gramm-Leach-Bliley Act, revised and expanded the existing provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. During 2000, the Corporation elected to be treated as a financial holding company. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed.

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

         The Gramm-Leach-Bliley Act provides that financial subsidiaries of banks are treated as affiliates for purposes of sections 23A and 23B of the Federal Reserve Act, but provides that (i) the 10% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

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

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without a supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. At December 31, 2000, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

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

         The FDIC's capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. At December 31, 2000, the Bank exceeded each of its capital requirements and was a well-capitalized institution as defined in the FDIC regulations.

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

         The Banking Law prohibits Puerto Rico commercial banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is made pursuant to a stock repurchase program approved by the Commissioner or is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the Puerto Rico commercial bank must be sold by the bank in a public or private sale within one year from the date of purchase.

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

     The Finance Board, which is composed of the Commissioner, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Economic Development Bank, the President of the Government Development Bank, and the President of the Planning Board, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. Regulations adopted by the Finance Board deregulated the maximum finance charges on retail installment sales contracts, and for credit card purchases. These regulations do not set a maximum rate for charges on retail installment sales contracts and for credit card purchases and set aside previous regulations which regulated these maximum finance charges. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

                           MARKET AREA AND COMPETITION

         Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. At December 31, 2000, Puerto Rico had 17 banking institutions with a total of approximately $55 billion in assets according to industry statistics published by the Commissioner. The Corporation ranked third based on total assets at December 31, 2000. The other largest banks in order of size were Banco Popular de Puerto Rico and Banco Santander Puerto Rico. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions on the United States mainland.

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

                               FINANCIAL CONDITION

         The Corporation's total assets at December 31, 2000 amounted to $5,920 million, $1,198 million over the $4,722 million at December 31, 1999.

         The following table sets forth the maturity distribution of earning assets at December 31, 2000:


                                                              As of December 31, 2000
                                                                  Maturities

                                                       After one year
                                                       through five years          After five years
                                                       Fixed       Variable        Fixed        Variable
                                     One year          interest    interest        interest     interest
                                      or less          rates        rates          rates        rates         Total
                                     -----------------------------------------------------------------------------------
                                                                       (In thousands)
Money market securities              $    2,020                                                             $     2,020
                                     ----------                                                             -----------
Investment securities                   681,100      $ 483,947     $ 30,127       $1,029,056     $  6,965     2,231,195
                                      ---------      ---------     --------        ---------     --------    ----------
Loans:
     Residential mortgage               124,490        256,341       86,388          225,587       53,986       746,792
     Construction                       131,517                      71,349                         1,089       203,955
     Commercial and commercial
       real estate                      189,951         37,037      294,886          191,511      672,645     1,386,030
     Lease financing                     52,240         70,643                                                  122,883
     Consumer                           510,730        512,666      _______           15,142      _______     1,038,538
                                    -----------      ---------                 -------------                -----------
Total Loans                           1,008,928        876,687      452,623          432,240      727,720     3,498,198
                                     ----------      ---------    ---------     ------------    ---------   -----------
     Total                           $1,692,048     $1,360,634     $482,750       $1,461,296     $734,685    $5,731,413
                                     ==========     ==========     ========       ==========     ========    ==========

LENDING ACTIVITIES

     At December 31, 2000 First BanCorp.'s lending activities include total commercial loans of $1,590 million (45% of total loans), total consumer loans of $1,039 million (30% of total loans), and total residential mortgage loans of $747 million (21% of total loans). The Corporation's portfolio of commercial loans is composed in its majority of asset based financing and commercial mortgage loans. Total commercial loans include $438 million in commercial real estate loans and $204 million in construction loans. The consumer loan portfolio consists principally of auto loans, personal loans and credit cards. The Portfolio of Finance leases of $123 million, is mostly composed of loans to individuals to finance the acquisition of an auto.

         The following table sets forth the composition of First BanCorp.'s total loan at the dates indicated.

                                    2000                1999                1998               1997              1996
                                ------------        ------------        ------------      --------------     -------------
                                                                         (In thousands)
Residential real estate loans:
  Secured by first mortgages:
    Conventional                    $695,344           $395,885            $237,561            $223,098         $224,253
     Insured by government agencies:
      Federal Housing Administration
       and Veterans Administration    20,004              6,543               8,185              10,176            9,282
      Puerto Rico Housing Corporation
       and Finance Agency             28,037             32,928              38,516              44,073           50,016
  Secured by second mortgages          8,964              5,706               4,956              14,171           14,375
                                ------------        -----------            --------            --------      -----------
                                     752,349            441,062             289,218             291,518          297,926
Deferred net loan fees                (5,557)            (5,293)             (6,848)             (9,138)          (8,531)
                                 -----------         ----------            --------            --------     ------------
Residential real estate loans        746,792            435,769             282,370             282,380          289,395
                                  ----------          ---------             -------             -------       -----------

Commercial loans:
Construction, land acquisition and
  land improvements                  484,986            288,302             161,498              15,400           12,407
Undisbursed portion of loans
  in process                        (281,031)          (156,234)            (98,535)             (6,121)          (2,198)
                                 -----------          ---------           ---------            --------       ----------
Construction loans                   203,955            132,068              62,963               9,279           10,209
Commercial loans                     947,709            655,417             368,549             235,571          174,770
Commercial mortgage                  438,321            371,643             332,219             306,734          256,227
                               -------------      -------------          ----------           ---------      -----------
Commercial loans                   1,589,985          1,159,128             763,731             551,584          441,206
                                ------------        -----------          ----------           ---------       ----------

Finance leases                       122,883             85,692              52,214              42,500           58,481
                                ------------      -------------         -----------          ----------      -----------

Consumer and other loans:
  Personal                           401,548            435,752             472,588             676,965          749,732
  Auto                               530,534            532,242             512,116             512,938          510,083
  Boat                                33,954             37,018              32,209              29,145           29,458
  Credit card                        174,797            168,045             125,956             116,734          109,259
  Home equity reserve                  2,134              2,657               3,385               4,282            5,828
  Other                                                     106                 128                 148              651
  Unearned finance interest         (104,429)          (148,836)           (145,284)           (267,599)        (305,870)
                                 -----------         ----------         -----------        ------------       ----------
Consumer and other loans           1,038,538          1,026,985           1,001,098           1,072,613        1,099,141
                                 -----------         ----------          ----------         -----------       ----------
Loans receivable                   3,498,198          2,707,574           2,099,413           1,949,077        1,888,223
Loans available for sale           _________             37,794              20,642              10,225            7,851
                                                   ------------         -----------         -----------     ------------
     Total loans                   3,498,198          2,745,368           2,120,054           1,959,302        1,896,074
Allowance for loan losses            (76,919)           (71,784)            (67,854)            (57,712)         (55,254)
                                ------------       ------------        ------------         -----------      -----------
 Total loans-net                  $3,421,279         $2,673,584          $2,052,200          $1,901,590       $1,840,821
                                  ==========         ==========          ==========          ==========       ==========

                  The following table sets forth the composition of First BanCorp.'s total loan portfolio before the allowance for loan losses and the weighted average taxable equivalent interest rates of loans in each category at December 31, 2000.




                                                                                      December 31, 2000
                                                                                                          Weighted
                                                                      (In thousands)                     average rate
         Residential real estate loans                                  $     746,792                         8.69%
                                                                        -------------
         Construction loans                                                   203,955                        10.32%
                                                                       --------------
         Commercial and commercial real estate loans                        1,386,030                         9.33%
                                                                        -------------
         Finance leases                                                       122,883                        11.79%
                                                                     ----------------
         Consumer and other loans
           Auto                                                               467,367                        10.60%
           Personal                                                           362,243                        16.84%
           Credit card                                                        174,797                        15.46%
           Boat                                                                31,997                        10.29%
           Home equity reserve loans                                            2,134                        12.88%
                                                                      ---------------
         Total consumer and other loans                                     1,038,538                        13.59%
                                                                         -------------
         Total                                                            $ 3,498,198                        10.61%
                                                                          ===========


Loan Activity

         The following table sets forth certain additional data related to the Corporation's loan portfolio net of the allowance for loan losses for the dates indicated:


                                                               For the year ended December 31,
                                            ------------------------------------------------------------------------------
                                                2000            1999         1998           1997             1996
                                             ---------        -------      --------      --------          --------
                                                                         (Dollars in thousands)

Beginning balance                            $2,673,584     $2,052,200     $1,901,590   $1,840,821       $1,501,597
                                             ----------     ----------     ----------   ----------       ----------
Residential real estate loans originated
  and purchased                                 416,077        216,713         93,552      133,047           98,379
Commercial loans originated(1)                  555,530        623,590        307,009      124,121           79,308
Finance leases originated                        65,646         51,618         34,427          684           47,975
Consumer loans originated                       423,411        515,348        371,333      569,620          823,884
                                           ------------    -----------    -----------   ----------       ----------
Total loans originated                        1,460,664      1,407,269        806,321      827,472        1,049,546
Sales and securitizations of loans                              (1,267)                     (5,296)          (6,128)
Repayments and prepayments                     (646,581)      (719,964)      (559,727)    (661,129)        (648,322)
Other decreases(2)                              (66,388)       (64,654)       (95,984)    (100,278)         (55,872)
                                           ------------   ------------    -----------   ----------     ------------
Net increase                                    747,695        621,384        150,610       60,769          339,224
                                            -----------   ------------   ------------   ----------      ------------

Ending balance                               $3,421,279     $2,673,584     $2,052,200   $1,901,590       $1,840,821
                                             ==========     ==========     ==========   ==========       ==========

Percentage increase                              27.97%         30.28%          7.92%        3.30%           22.59%

(1) Includes commercial real estate and construction loans.
(2) Includes the change in the allowance for loan losses and cancellation of loans due to the repossession of the collateral.


INVESTMENT ACTIVITIES


         The Corporation's investments are managed by the Treasury and Investment Division, under the supervision of the Senior Vice President, Treasury and Investments, who reports to the Corporation's Senior Executive Vice President and Chief Financial Officer. Investment policy for the holding company is set by the Corporation's Investment Committee, which includes the President and Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, the Executive Vice President for First Securities, the Executive Vice President for Sales and Distribution and Mortgage Banking, the Senior Vice President for Treasury and Investments, and the Economist. Significant investment transactions are reported to the Investment Committee.

     Investment policy for FirstBank, the principal subsidiary of First BanCorp, is set by the Bank's Asset Liability Management and Investment Committee (ALCO), which has the same members of the Corporation Investment Committee. The ALCO sets investment policies, monitors liquidity trends, and conducts quarterly reviews of the Bank's interest rate risk exposure. Significant investment transactions are reported to the ALCO.

     The Corporation's investment policies are designed primarily to provide a portfolio of high credit quality while seeking high levels of net interest income within acceptable limits of interest rate risk, credit risk, capital and liquidity. Under the Corporation's current policy, the Treasury and Investments Division is authorized to purchase and sell federal funds, certificates of deposit in other banks, bankers' acceptances of commercial banks that are members of the FDIC, mortgage backed securities, U.S. and Puerto Rico obligations, corporate debt and stocks and other investments. In addition, the Treasury and Investments Division is authorized to invest in securities purchased under agreements to resell. As part of the Corporation's asset and liability management, the Treasury and Investments Division also engages in hedging activities as approved by the Board of Directors and as set forth in the Corporation's hedging policy monitored by the Investment Committee.

SOURCES OF FUNDS

         First BanCorp.'s principal funding sources are branch-based deposits, retail brokered deposits, institutional deposits, federal funds purchased and securities sold under agreements to repurchase, and notes. Through its branch banking system First BanCorp. offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, IRA accounts and commercial non-interest bearing checking accounts.

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



                                                       Weighted average
                                                           rates at
                                                         December 31,                            December 31,
                                                         ------------      ----------------------------------------
                                                            2000             2000            1999            1998
                                                            ----             ----            ----            ----
                                                                                         (Dollars in thousands)

         Non-interest bearing checking accounts                          $    232,164   $   211,896     $   173,104
         Saving accounts                                    2.95%             430,298       447,946         416,424
         Interest bearing checking accounts                 3.50%             170,631       162,601         130,883
         Certificate accounts                               6.49%           2,512,891     1,742,978       1,054,634
                                                                          -----------   -----------     -----------
            Total                                                          $3,345,984    $2,565,422      $1,775,045
                                                                           ==========    ==========      ==========
         Weighted average rate on interest
            bearing deposits                                5.83%
         Total deposits as a percentage of
            total assets                                                       56.52%        54.33%           44.18%

     Certificate accounts include institutional deposits which consist mainly of brokered certificate of deposits, and certificates issued to agencies of the Government of Puerto Rico. Under FDIC these regulations, a bank cannot accept, roll over or renew brokered deposits, which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates, unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. The Bank has no such restrictions since it is a well capitalized institution.

         The following table presents a maturity summary of certificates of deposits with balances of $100,000 or more at December 31, 2000.

                                                                                (In thousands)
     Three months or less                                                         $   346,526
     Over three months to six months                                                  217,094
     Over six months to one year                                                      158,131
     Over one year                                                                  1,273,980
                                                                                 ------------
       Total                                                                       $1,995,731
                                                                                   ==========

Borrowings

         The following table presents the amount and weighted average interest rates of borrowings as of each date indicated in the categories set forth below.




                                            Weighted average
                                          rates at December 31,                          December 31,
                                         ----------------------   -------------------------------------------------------
                                                  2000                2000             1999              1998
                                                  ----               ------           -----              ----
                                                                                  (Dollars in thousands)
Borrowings:
 Federal funds purchased and
   securities sold under
   agreements to repurchase                     6.32%            $1,851,286       $1,447,732       $1,620,630
  FHLB advances                                 6.30%                67,000           50,000            2,600
  Notes payable                                 6.08%                55,500           55,500          118,100
  Other short-term borrowings                                                        152,484           86,595
  Subordinated notes                            8.14%                90,548           93,594           99,496
                                                              -------------    -------------     ------------
Total                                           6.39%            $2,064,334       $1,799,310       $1,927,421
                                                                 ==========       ==========       ==========
Total borrowed funds as a percentage
   of total assets                                                   34.87%           38.11%           47.98%
Weighted average interest rate during the period:
  Securities sold under agreements to repurchase                      6.23%            5.07%            5.07%
  Other short-term borrowings                                                          6.29%            6.39%


CAPITAL

         At December 31, 2000, total stockholders' equity for the Corporation amounted to $434 million, an increase of $139 million as compared to $295 million at December 31, 1999.

Employees

         At December 31, 2000 the Corporation employed 1,666 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employees' relations to be good.

Item 2. Properties

         At December 31, 2000 First BanCorp. owned three main offices premises, 13 branch and office premises, four loan centers and an auto lot. All these premises are located in Puerto Rico. In addition, at December 31, 2000, the Corporation leased in Puerto Rico 31 branch premises, 28 loan and office centers and seven other facilities. The Corporation leased four branch premises in the Virgin Islands. Management believes that the Corporation's properties are well maintained and are suitable for the Corporation's business as presently conducted.

    Main offices:
    ------------

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


Item 3. Legal Proceedings

         The information required herein is incorporated by reference from page 74 of the annual report to security holders for the year ended December 31, 2000 (see Exhibit 13 to this Form 10-K).

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were voted upon during the fourth quarter of 2000.

PART II

Item 5. Market for Corporation's Common Equity and Related Stockholder Matters

         a)       Market Information

         The information required herein is incorporated by reference from page 39 of the annual report to security holders for the year ended December 31, 2000.

         b)       Holders

         The information required herein is incorporated by reference from page 39 of the annual report to security holders for the year ended December 31, 2000.

         c)       Dividends

         The Corporation has a policy providing for the payment of quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.11 per share for each quarter of 2000, $0.09 per share for each quarter of 1999 and $0.075 per share for each quarter of 1998.

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

Item 6. Selected Financial Data

     The information required herein is incorporated by reference from page 22 through 23 of the annual report to security holders for the year ended December 31, 2000.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from page 24 through 39 of the annual report to security holders for the year ended December 31, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required herein is incorporated by reference from page 40 of the annual report to security holders for the year ended December 31, 2000.

Item 8. Financial Statements and Supplementary Data

         The information required herein is incorporated by reference from page 41 through 76 of the annual report to security holders for the year ended December 31, 2000.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10. Directors, Executive Officers and Control Persons of the Corporation

         The information required herein is incorporated by reference to the information under the captions "Information with respect to nominees for directors of the Company, directors whose terms continue and executive officers of the Company" and "Section 16(a) Compliance" in the Corporation's definite proxy statement filed on/or about March 28, 2001.

Item 11. Executive Compensation

     The information required herein is incorporated by reference to the information under the captions "Compensation of Directors", "Compensation of Executive Officers", "Stock Options Plans", "Options/Grants in Last Fiscal Year", "Aggregate Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values", "Employment Agreements", "Defined Contributions Retirement Plan", "Report of the Compensation Committee", "Compensation Committee Interlocks and Insider Participation", "Other Employment Benefits" and "Performance of Common Stock" in the definite proxy statement filed on/or about March 28, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference to the information under the caption "Benefical Ownership of Securities" in the Corporation's definite proxy statement filed on/or about March 28, 2001.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference to the information under the caption "Business Transactions Between the Company and its Subsidiaries and Executive Officers and Directors" in the Corporation's definite proxy statement filed on/or about March 28, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   The following financial statements are included in Item 8 thereof:

-        Report of independent accountants

     - Consolidated Statements of Financial Condition at December 31, 2000 and 1999.

     - Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2000.

     - Consolidated Statements of Changes in Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2000.

     - Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2000.

     - Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2000.

-        Notes to Consolidated Financial Statements.

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

(b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c) See Index to Exhibits on page 23 for the exhibits filed as a part of this Form 10-K.

(d)         Financial data schedules

            Schedules are omitted because they are not applicable.



Index to Exhibits

------------------------------------ --------------------------------------------------------- -------------------------------
                No.                                          Exhibit
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
3.1                                  Certificate of Incorporation                                           (1)
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
3.2                                  By-Laws                                                                (1)
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
4.0                                  Form of Common Stock Certificate                                       (1)
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
10.1                                 FirstBank's 1987 Stock Option Plan                                     (2)
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
10.2                                 FirstBank's 1997 Stock Option Plan                                     (2)
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
10.3                                 Employment Agreements                                                  (2)
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
11.0                                 Statement  Report to Shareholders  for fiscal year ended               (3)
                                     December 31, 2000.
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
13.0                                 Annual  Report to  shareholders  for  fiscal  year ended                -
                                     December 31, 2000.
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
21.0                                 List of  subsidiaries (direct and indirect)                            (2)
------------------------------------ --------------------------------------------------------- -------------------------------
------------------------------------ --------------------------------------------------------- -------------------------------
27.0                                 Financial Data Schedule                                                 -
------------------------------------ --------------------------------------------------------- -------------------------------

     (1) Incorporated by reference from Registration statement on Form-S-4 filed by the Corporation on April 15, 1998.

     (2)  Incorporated  by  reference  from  the Form  10-K  for the year  ended
December 31, 1998 filed by the Corporation on March 26, 1999.

     (3) Information is included on page 54 of the Corporation's annual report to security holders and is incorporated by reference herein (See Exhibit 13.0).


                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed by the undersigned, thereunto duly authorized.

         FIRST BANCORP.



By: /s/ Angel Alvarez-Perez                                Date:      03/27/01
---------------------------------                                --------------
        Angel Alvarez Perez,
        Chairman
        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Angel Alvarez-Perez                                   Date:      03/26/01
-------------------------------------                            -------------
     Angel Alvarez-Perez,
     Chairman
     President and Chief Executive Officer



/s/ Annie Astor-Carbonell                                   Date:     03/26/01
------------------------------------                             --------------
    Annie Astor-Carbonell, Director
    Senior Executive Vice President and
    Chief Financial Officer



 /s/                                                       Date:      03/26/01
 -------------------------------------                             -----------
    Jose Julian Alvarez, Director



/s/ Rafael Bouet                                           Date:      03/26/01
---------------------------------------                           --------------
    Rafael Bouet, Director



/s/ Jorge L. Diaz Irizarry                                 Date:      03/26/01
-----------------------------------------                         --------------
    Jorge L. Diaz Irizarry, Director

/s/ Francisco D. Fernandez                                 Date:      03/26/01
--------------------------------------                           --------------
    Francisco D. Fernandez, Director



/s/                                                        Date:      03/26/01
---------------------------------------                          --------------
    German Malaret, Director



/s/                                                        Date:      03/26/01
----------------------------------------                         --------------
    Hector M. Nevares, Director



/s/ Antonio Pavia Villamil                                 Date:      03/26/01
------------------------------------                             --------------
   Antonio Pavia Villamil, Director



/s/                                                        Date:      03/26/01
-------------------------------------                            --------------
    Jose Teixidor, Director



/s/ Angel L. Umpierre                                      Date:      03/26/01
-------------------------------------                            --------------
    Angel L. Umpierre, Director



/s/ Laura Villarino Tur                                    Date:      03/26/01
-----------------------------------------                         --------------
    Laura Villarino Tur,
    Senior Vice President and
    Controller
                                       25