Form 10-Q
period 2001-03-31
FIRST BANCORP /PR/
filed 2001-05-15
CIK 1057706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                                      Quarterly Report Pursuant to Section 130
                                       of the Securities Exchange Act of 1934


For the Quarter ended                                 Commission File 001-14793
                                                      -------------------------
     March 31, 2001


                                         First BanCorp.
                                         --------------
                         (Exact name of Corporation as specified in its charter)


     Puerto Rico                                            66-0561882
------------------------------------------              --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  1519 Ponce de Leon Avenue, Stop 23
  Santurce, Puerto Rico                                             00908
 ------------------------------------                           --------------
 (Address of principal office)                                   (Zip Code)


   Corporation's  telephone number,  including area code: (787) 729-8200


Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Number of shares of the Corporation's Common Stock outstanding as of May 11, 2001


                                   26,596,852
                                   ----------




                                                    FIRST BANCORP
                                                      CONTENTS

PART I.  FINANCIAL INFORMATION                                                  PAGE

                  Item 1. Financial Statements:

                  Consolidated Statements of Financial
                      Condition as of March 31, 2001 and
                     December 31, 2000.................................................................3

                  Consolidated Statements of Income for the
                      three months ended on March 31, 2001 and 2000....................................4

                  Consolidated Statements of Cash Flows
                     for the three months ended on March 31, 2001 and 2000.............................5

                  Consolidated Statements of Changes in
                     Stockholders' Equity..............................................................6

                  Consolidated Statements of Comprehensive Income for the
                      three months ended on March 31, 2001 and 2000....................................7

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

                  Item 5. Other Information...........................................................32

                  Item 6. Exhibits and Report on Form 8-K.............................................32

SIGNATURES............................................................................................33




                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  (Unaudited)
                                                                     March 31, 2001      December 31, 2000
Assets
Cash and due from banks                                              $     71,406,803     $     63,372,591
                                                                     ----------------    -----------------
Money market instruments                                                    1,049,335            2,020,348
                                                                     ----------------    -----------------
Investment securities available for sale, at market:
    Securities pledged that can be repledged                            1,756,382,573        1,621,457,451
    Other investment securities                                           469,237,327          280,205,723
                                                                     ----------------    -----------------
        Total investment securities available for sale                  2,225,619,900        1,901,663,174
                                                                     ----------------    -----------------
Investment securities held to maturity, at cost:
    Securities pledged that can be repledged                               50,994,269          268,432,581
    Other investment securities                                             5,670,772           42,562,921
                                                                     ----------------    -----------------
        Total investment securities held to maturity                       56,665,041          310,995,502
                                                                     ----------------    -----------------
Federal Home Loan Bank (FHLB) stock                                        22,890,600           18,536,500
                                                                     ----------------    -----------------
Loans receivable                                                        3,680,680,432        3,498,198,207
Allowance for loan losses                                                 (77,639,131)         (76,918,973)
                                                                     ----------------    -----------------
    Total loans - net                                                   3,603,041,301        3,421,279,234
                                                                     ----------------    -----------------
Other real estate owned                                                     2,625,650            2,981,472
Premises and equipment - net                                               73,983,080           72,087,346
Accrued interest receivable                                                32,082,031           27,969,551
Due from customers on acceptances                                           2,402,158            2,177,043
Other assets                                                              148,077,531           96,573,820
                                                                      ---------------     ----------------
        Total assets                                                 $  6,239,843,430    $   5,919,656,581
                                                                      ===============     ================
Liabilities and Stockholders' Equity
Liabilities:
    Non-interest bearing deposits                                     $   223,240,940      $   232,164,469
    Interest bearing deposits                                           3,300,686,234        3,113,819,927
    Federal funds purchased and securities
      sold under agreements to repurchase                               1,737,190,487        1,856,436,127
    Advances from FHLB                                                    295,589,784           67,000,000
    Notes payable                                                          55,500,000           55,500,000
    Bank acceptances outstanding                                            2,402,158            2,177,043
    Accounts payable and other liabilities                                 72,579,609           67,550,152
                                                                      ---------------    -----------------
                                                                        5,687,189,212        5,394,647,718
                                                                      ---------------    -----------------
Subordinated notes                                                         90,564,749           90,548,314
                                                                      ---------------    -----------------
Stockholders' equity:
    Preferred stock, authorized 50,000,000 shares; issued and
     outstanding 6,600,000 at $25.00 liquidation value per share          165,000,000          165,000,000
                                                                      ---------------    -----------------
    Common stock, $1.00 par value, authorized 250,000,000 shares;
      issued 29,852,552 shares (2000 - 29,618,552 shares)                  29,852,552           29,618,552
    Less: Treasury stock (at par value)                                    (3,255,700)          (3,194,400)
                                                                      ---------------    -----------------
    Common stock outstanding                                               26,596,852           26,424,152
                                                                      ---------------    -----------------
    Additional paid-in capital                                             17,658,077           16,567,516
    Capital reserve                                                        50,000,000           50,000,000
    Legal surplus                                                         126,792,514          126,792,514
    Retained earnings                                                      80,210,210           69,275,152
    Accumulated other comprehensive income - unrealized loss
      on securities available for sale, net of tax                         (4,168,184)         (19,598,785)
                                                                      ---------------     ----------------
                                                                          462,089,469          434,460,549
                                                                      ---------------     ----------------
Contingencies and commitments
                                                                      ---------------     ----------------
        Total liabilities and stockholders' equity                    $ 6,239,843,430     $  5,919,656,581
                                                                      ===============     ================


The accompanying notes are an integral part of these statements.







                                                            FIRST BANCORP
                                                CONSOLIDATED STATEMENTS OF INCOME


                                                                                            (Unaudited)
                                                                                             Three Months Ended
                                                                            -----------------------------------------
                                                                                 March  31,                March 31,
                                                                                    2001                     2000
                                                                              -----------             -------------
Interest income:
  Loans                                                                     $  91,237,301             $  75,429,444
  Investments                                                                  37,171,893                29,462,106
  Dividends on FHLB stock                                                         341,072                   289,500
                                                                              -----------               -----------
     Total interest income                                                    128,750,266               105,181,050
                                                                              -----------               -----------

Interest expense:
  Deposits                                                                     44,265,034                31,366,188
  Borrowings                                                                   32,010,943                25,494,429
                                                                             -------------             ------------
     Total interest expense                                                    76,275,977                56,860,617
                                                                             ------------              ------------
Net interest income                                                            52,474,289                48,320,433
                                                                             ------------              ------------
Provision for loan losses                                                      15,000,000                12,020,000
                                                                             ------------              ------------
Net interest income after provision
 for loan losses                                                               37,474,289                36,300,433
                                                                             ------------              ------------

Other income:
  Service charges on deposit accounts                                           2,385,603                 2,407,383
  Fees on loans serviced for others                                               112,855                   159,251
  Other fees on loans                                                           4,623,581                 3,407,507
  Mortgage banking activities                                                       6,147                        30
  Trading income                                                                                            419,367
  Gain on sale of investments                                                   6,588,889                 2,512,682
  Other operating income                                                        2,766,487                 2,541,299
                                                                              -----------               -----------
     Total other income                                                        16,483,562                11,447,519
                                                                              -----------               -----------

Other operating expenses
  Employees' compensation and benefits                                         13,130,472                12,460,281
  Occupancy and equipment                                                       5,810,258                 5,439,731
  Taxes and insurance                                                           1,882,098                 1,588,948
  Other                                                                         8,996,157                 8,214,257
                                                                              -----------               -----------
     Total other operating expenses                                            29,818,984                27,703,217
                                                                              -----------               -----------

Income before income tax provision and
 cumulative effect of accounting change                                        24,138,867                20,044,735
Income tax provision                                                            4,338,171                 3,693,650
                                                                              -----------               -----------
Income before cumulative effect of accounting change                           19,800,696                16,351,085
Cumulative effect of accounting change, net of tax                             (1,014,889)
                                                                              -----------               -----------

Net income                                                                  $  18,785,807             $  16,351,085
                                                                            =============             =============

Net income per common share (basic and diluted):
Income before cumulative effect of accounting change                        $        0.63             $        0.53
Cumulative effect of accounting change                                              (0.04)
                                                                            -------------             -------------
Earnings per common share                                                   $        0.59             $        0.53
                                                                            =============             =============

Dividends declared per common share                                         $        0.13             $        0.11
                                                                            =============             =============

The accompanying notes are an integral part of these statements.





                                  FIRST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                    Three Months Ended March 31,
                                                                                     2001             2000
Cash flows from operating activities:
  Net income                                                                   $  18,785,804    $  16,351,085
                                                                               -------------    -------------
  Adjustments to reconcile net income to net cash:
    Depreciation                                                                   2,191,412        2,066,630
    Provision for loan losses                                                     15,000,000       12,020,000
    Increase (decrease) in taxes payable                                           5,161,350       (4,556,114)
    Increase in deferred tax assets                                               (2,476,415)      (1,725,974)
    Increase in accrued interest receivable                                       (4,112,480)        (285,063)
    Increase in accrued interest payable                                           6,776,636          846,196
    Amortization of deferred net loan fees                                            77,668           33,614
    Decrease in debt securities issuance cost                                        156,540          662,280
    Gain on sale of investments                                                   (6,588,889)      (2,512,682)
    Net origination of loans available for sale                                            -      (10,939,352)
    Decrease in other assets                                                       4,241,503        1,521,230
    (Decrease) increase in other liabilities                                      (6,565,902)      17,548,823
                                                                               -------------     ------------
       Total adjustments                                                          13,861,423       14,679,588
                                                                               -------------     ------------
       Net cash provided by operating activities                                  32,647,227       31,030,673
                                                                               -------------     ------------
Cash flows from investing activities:
  Principal collected on loans                                                   193,993,006      137,763,725
  Loans originated                                                              (335,767,853)    (273,724,196)
  Purchase of loans                                                              (60,591,374)
  Proceeds from sale of securities available for sale                            194,606,739       21,646,474
  Purchase of securities held to maturity                                        (29,012,587)      (1,700,078)
  Purchases of securities available for sale                                  (2,126,214,781)  (2,010,517,278)
  Principal repayments and maturities of securities held to maturity              76,354,381
  Principal repayments of securities available for sale                        1,841,800,004    1,762,244,191
  Additions to premises and equipment                                             (4,087,146)      (4,018,242)
  Purchase of FHLB stock                                                          (4,354,100)
                                                                              ---------------   --------------
       Net cash used in investing activities                                    (253,273,711)    (368,305,404)
                                                                              ---------------   --------------
Cash flows from financing activities:
  Net increase in deposits                                                       125,050,541      187,970,297
  Net (decrease) increase in federal funds purchased and securities sold under
   repurchase agreements                                                        (119,363,153)     300,362,217
  FHLB-NY advances taken (paid)                                                  228,589,784       (4,200,000)
  Decrease in other borrowings                                                             -     (152,484,084)
  Dividends                                                                       (6,625,311)      (4,598,214)
  Exercise of stock options                                                        1,355,210                -
  Treasury stock acquired                                                         (1,317,388)     (15,916,727)
                                                                               --------------    -------------
       Net cash provided by financing activities                                 227,689,683      311,133,489
                                                                               --------------    -------------
Net increase (decrease) in cash and cash equivalents                               7,063,199      (26,141,242)
                                                                               --------------    -------------
  Cash and cash equivalents at beginning of period                                65,392,939       93,484,993
                                                                               --------------    -------------

  Cash and cash equivalents at end of period                                   $  72,456,138     $ 67,343,751
                                                                               ==============    ============

Cash and cash equivalents include:
Cash and due from banks                                                         $ 71,406,803     $ 59,402,311
Money market instruments                                                           1,049,335        7,941,440
                                                                               -------------    -------------
                                                                                $ 72,456,138     $ 67,343,751
                                                                                ============    =============
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                     $69,499,341      $56,014,421

The accompanying notes are an integral part of these statements.





                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                        Accumulated
                                                           Additional                                                     other
                                 Preferred     Common       paid-in      Capital           Legal         Retained     comprehensive
                                   stock        stock       capital      reserve          surplus        earnings         income
                               ------------   ----------   ------------ ------------    ----------     ------------   --------------
December 31, 1998                            $29,499,552    $23,575,936  $30,000,000    $53,454,469    $125,088,180    $  8,749,931


Net income                                                                                               62,074,949
Other comprehensive income                                                                                              (77,398,890)
Issuance of preferred stock     $90,000,000                  (3,149,783)
Addition to legal surplus                                                                73,338,045     (73,338,045)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Treasury stock acquired                       (1,452,000)      (726,000)                                (30,332,611)
Stock options exercised                           13,000        163,313
Cash dividends:
    Common stock                                                                                        (10,382,797)
    Preferred stock                                                                                      (4,275,000)
                               -----------    -----------    ----------   ----------    -----------     ------------   ------------
December 31, 1999               90,000,000    28,060,552     19,863,466   40,000,000    126,792,514      58,834,676     (68,648,959)

Net income                                                                                               67,275,609
Other comprehensive income                                                                                               49,050,174
Issuance of preferred stock     75,000,000                   (2,562,500)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Treasury stock acquired                       (1,642,400)      (821,200)                                (27,622,992)
Stock options exercised                            6,000         87,750
Cash dividends:
    Common stock                                                                                        (11,804,599)
    Preferred stock                                                                                      (7,407,542)
                               -----------    ----------     ----------   ----------    -----------     ------------   ------------
December 31, 2000              165,000,000    26,424,152     16,567,516   50,000,000    126,792,514      69,275,152     (19,598,785)

Net income                                                                                               18,785,807
Other comprehensive income                                                                                               14,436,101
Cumulative effect of
 accounting change                                                                                                          994,500
Treasury stock acquired                          (61,300)       (30,650)                                 (1,225,438)
Stock options exercised                          234,000      1,121,211
Cash dividends:
    Common stock                                                                                         (3,456,561)
    Preferred stock                                                                                      (3,168,750)
                              ------------   -----------    -----------  -----------   ------------     -----------      ----------
March 31, 2001                $165,000,000   $26,596,852    $17,658,077  $50,000,000   $126,792,514     $80,210,210     $(4,168,184)
                              ============   ===========    ===========  ===========   ============     ===========     ===========


The accompanying notes are an integral part of these statements.






                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                      March 31,                   March 31,
                                                                         2001                         2000
                                                                      ---------                   ---------
Net income                                                            $18,785,804                $16,351,085
                                                                      -----------                -----------
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding gains                                          19,377,768                  8,617,541
       arising during the period
     Less: reclassification adjustment
       for gains included in net income                                (4,941,667)                (1,884,512)
Cumulative effect of accounting change, net of tax                        994,500
                                                                      -----------                -----------
Total other comprehensive income                                       15,430,601                  6,733,029
                                                                      -----------                -----------
Comprehensive income                                                  $34,216,405                $23,084,114
                                                                      ===========                ===========

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

     FirstBank Puerto Rico (FirstBank or the Bank), the Corporation's subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 44 full-service banking branches in Puerto Rico and four in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. Early in the year 2000 the Bank began offering brokerage services in selected branches through a new alliance with Paine Webber of Puerto Rico. In addition, through its wholly owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

2 - ACCOUNTING POLICIES

         The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles, and, as such, include amounts based on judgments, estimates and assumptions made by Management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 2000 contained in the annual report of the Corporation.

     In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders' equity include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation's financial position at March 31, 2001, and the results of operations and the cash flows for the three months ended on March 31, 2001 and 2000. The results of operations for the three months ended on March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.


3 -  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          The Corporation  adopted Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities.

     SFAS No. 133, as amended, standardizes accounting for derivative instruments by requiring the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Under SFAS No. 133, changes in the fair value of derivative instruments are accounted for in current income or other comprehensive income, depending on their intended use and designation. Since the swaps are used to convert the cost of the certificates of deposit from fixed to variable, with a hedge relationship which is 100 percent effective, there was no impact on the statement of income nor on comprehensive income, considering that the gain or loss on the swap agreements completely offset the loss or gain on the certificates of deposit. The adoption of SFAS No. 133 resulted in a grossing up of the statement of financial condition to reflect the swaps and the certificates of deposit at fair value. At January 1, 2001, a swap asset of $49.6 million was recognized with a corresponding increase in certificates of deposit by the same amount. At March 31, 2001, the swap asset was adjusted to $52.9 million with the corresponding increase in certificates of deposit.

          For transactions that qualify for hedge accounting, SFAS No. 133 provides for a matching of the timing of gain or loss recognition on the hedging instrument with the recognition in earnings of (a) the changes in the fair value of the hedged asset, liability, or a firm commitment that are attributable to the hedged risk or (b) the effect of the exposure to the variability of cash flows from the hedged asset, liability, or forecasted transaction. The Corporation issues interest rate protection agreements (Caps) to limit its exposure to rising interest rates on its borrowings. Under these agreements, the Corporation pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. In accordance with SFAS No. 133, Management designated these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap is carried on the statement of financial condition at fair value with the time value change reflected through the current statement of income. The intrinsic value, if any, is reflected through comprehensive income and is reflected in future statements of income when payments are received from the counterparty. On January 1, 2001 a loss of $1 million (net of its estimated income tax effect) was recognized in the statement of income as a cumulative effect of the adoption of SFAS No. 133. For the quarter ended on March 31, 2001, a loss of $156,000 was recognized in interest expense on borrowings to adjust the fair value of the caps as of March 31, 2001.

     SFAS No. 133 also provides that at the date of the initial application, a corporation may transfer any held to maturity security into the available for sale category or the trading category. At January 1, 2001, the Corporation transferred a portfolio of $207 million of securities held to maturity into the available for sale category. The unrealized gain on this portfolio at the date of transfer is presented in stockholders' equity as a cumulative effect of the adoption of SFAS No. 133.

4 - STOCKHOLDERS' EQUITY

         Common stock

         Authorized common stock shares at March 31, 2001 and December 31, 2000 were 250,000,000, with a par value of $1.00. At March 31, 2001 the Corporation had 26,596,852 shares issued and outstanding of common stock (December 31, 2000
- 26,424,152).

         Preferred stock

         The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation's option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During 2000, the Corporation issued 3,000,000 shares of preferred stock (3,600,000 shares-1999). The liquidation value per share is $25. Annual dividends of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors.


5 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three months ended on
March 31, 2001 and 2000 are as follows:
                                                                                    Three  months ended March 31,
                                                                                     2001                2000
                                                                                     ----                ----
(In thousands, except per share data)

Income before cumulative effect of accounting change                               $19,801             $16,351
Dividend on preferred stock                                                         (3,169)             (1,603)
                                                                                   -------             -------
Income before cumulative effect of accounting change                                16,632              14,748
Cumulative effect of accounting change                                              (1,015)
                                                                                   -------             -------
Net income  attributable to common stockholders                                    $15,617             $14,748
                                                                                   =======             =======

    Earnings per common share - basic:
Weighted average common shares outstanding                                          26,504              27,587
                                                                                   =======             =======

Income before cumulative effect of accounting change                               $  0.63             $ 0.53
Cumulative effect of accounting change                                               (0.04)                 -
                                                                                   -------             ------
Earnings per common share - basic                                                  $  0.59             $ 0.53
                                                                                   =======             ======

    Earnings  per common share - diluted:
 Weighted  average  common  shares and share equivalents:
    Average common shares outstanding                                               26,504              27,587
    Common stock equivalents - Options                                                 143                 190
                                                                                 ---------           ---------
         Total                                                                      26,647              27,777
                                                                                   =======             =======

Income before cumulative effect of accounting change                             $    0.63           $    0.53
Cumulative effect of accounting change                                               (0.04)                  -
                                                                                  ---------          ---------
Earnings per common share-diluted                                                $    0.59           $    0.53
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

         During the three month periods ended on March 31, 2001 and 2000, no options were granted to buy shares of the Corporation's common stock.

6- INVESTMENT SECURITIES HELD FOR TRADING

         At March 31, 2001 and December 31, 2000, there were no securities held for trading purposes or options on such securities.

         During the three months ended on March 31, 2001, there was no net revenue from the sale of trading securities. During the three months ended on March 31, 2000, the net gain from the sale of trading securities amounted to $419,367. These earnings were included as trading income.

7 - INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:



Investment securities available for sale
                                                   March 31, 2001                                                December 31, 2000
                            --------------------------------------------------------------------------------------------------------

                                                                     Weighted                                           Weighted
                            Amortized     Unrealized        Market   average   Amortized       Unrealized        Market  average
                              cost       gain  (losses)     value     yield%      cost       gains   (losses)     value   yield%
                            ---------   ------ --------    -------   -------   ---------    -------  --------    ------ ---------


U.S. Treasury Securities:                                         (Dollars in thousands)
     Within 1 year                                                            $    499      $  2                   $  501    6.04
     After 1 to 5 years     $   2,530    $57              $  2,587    6.50       2,630        33                    2,663    6.49
     After 5 to 10 years                                                        39,624               $ (718)       38,906    4.89
     After 10 years            20,023          $(1,008)     19,016    5.24      67,555                 (455)       67,100    5.50
Obligations of other U.S.
 Government Agencies:
     Within 1 year            245,473             (434)    245,039    5.05     240,341        46                  240,387    6.76
     After 1 to 5 years        27,615     86                27,701    7.99      31,705       144                   31,849    7.86
     After 5 to 10 years       29,988    332                30,320    7.81      29,988       217                   30,205    7.81
     After 10 years           105,495           (1,373)    104,122    7.71      53,593       322     (3,302)       50,613    7.66
Puerto Rico Government
 Obligations:
     After 1 to 5 years        20,000                       20,000    5.89      20,000                             20,000    7.41
     After 5 to 10 years          436     19                   454    6.65         429                  (11)          418    6.65
     After 10 years             7,896    135                 8,031    6.51       8,840       39        (254)        8,625    6.51
                             --------   ----   --------   --------            --------     ----     --------     --------
United States and Puerto Rico
 Government Obligations      $459,456   $629   $(2,815)   $457,270    6.10    $495,204     $803     $(4,740)     $491,267    6.69
                             ========   ====   ========   ========            ========     ====     ========     ========

Mortgage backed securities:
  FHLMC certificates:
     After 1 to 5 years    $      706 $   12             $     717    6.99 $       834   $    6                $      840    7.02
     After 5 to 10 years       15,671    363                16,034    7.30       8,088       27                     8,115    6.22
     After 10 years            10,051    144                10,195    6.99      18,829      282                    19,111    7.00
                           ----------  -----               -------           ---------    -----                  --------
                               26,428    519                26,946    7.17      27,751      315                    28,066    6.77
                           ----------  -----               -------           ---------                           --------
 GNMA certificates:
     After 5 to 10 years        4,300     46                 4,346    6.19       4,484         $       (81)      4,403       6.22
     After 10 years         1,382,352  1,370             1,383,721    6.11   1,291,460      593    (13,229)    1,278,824     6.50
                           ----------  -----             ---------           ---------     ----    --------    ----------
                            1,386,652  1,416             1,388,067    6.11   1,295,944      593    (13,310)    1,283,227     6.50
                           ----------  -----             ---------           ---------     ----    --------    ----------
 FNMA certificates:
     After 1 to 5 years           319      5                   324    7.06         375        2                      377     7.29
     After 5 to 10 years          109      2                   111    6.83         125        1                      126     6.84
     After 10 years             8,958    384                 9,342    8.35       9,402      270        (14)        9,658     8.16
                                -----    ---                 -----          ----------    -----     -------   ----------
                                9,386    391                 9,777    8.29       9,902      273        (14)       10,161     8.11
                                -----    ---                 -----          ----------    -----     -------   ----------
Mortgage pass through
 certificates:
     After 10 years             2,238     66                 2,304    8.92       2,286       66                    2,352     8.96
                                -----   ----                 -----          -----------   -----               ----------
Mortgage Backed
 Securities                $1,424,704 $2,392            $1,427,094    6.15  $1,335,883   $1,247 $(13,324)     $1,323,806     6.52
                           ========== ======            ==========          ==========   ====== =========     ==========

Other investments:
    Within 1 year           $  19,672 $  111              $ 19,783    7.23  $   19,645  $    84               $   19,729     7.29
    After 1 to 5 years         27,425    593                28,018    7.95      27,416      295    $(105)         27,606     7.97
    After 5 to 10 years       238,812  3,466               242,278    7.36      10,522       76                   10,598     7.21
    After 10 years             10,444    146                10,590    7.32       3,211               (60)          3,151     6.31
                             --------  -----             ---------           ---------  -------    ------      ---------
Other investments            $296,353 $4,316              $300,669    6.15  $   60,794  $   455    $(165)     $   61,084     7.53
                             ======== ======             =========          ==========  =======    ======     ==========

Equity securities (without
  contractual maturity)      $ 50,665         $(10,078)  $  40,587    1.37  $   35,914          $(10,408)     $   25,506     1.91
                             ========         =========  =========          ==========          =========     ==========

Total Investments Securities
Available for Sale         $2,231,178 $7,337  $(12,893) $2,225,620    6.03  $1,927,795  $ 2,505 $(28,637)     $1,901,663     6.51
                           ========== ======  ========= ==========          ==========  ======= =========     ==========

         Maturities for mortgage  backed  securities are based upon  contractual
terms  assuming  no  repayments.   The  weighted  average  yield  on  investment
securities held for sale is based on amortized cost;  therefore it does not give effect to changes in fair value.




Investment securities held to maturity
                                                     March 31, 2001                                    December 31, 2000
                              ------------------------------------------------  ----------------------------------------------------
                                                                     Weighted                                         Weighted
                              Amortized       Unrealized      Market average  Amortized      Unrealized      Market    average
                                           ----------------                              ----------------
                               cost        gains    (losses)  value   yield%    cost      gains    (losses)   value     yield%
                              ---------    --------  -------- ------ -------   --------  --------  --------  -------  ----------
Obligations of U.S.
   Government Agencies:
    After 1 to 5 years                                                       $ 10,000             $  (12)   $ 9,988     7.04
     After 10 years            $52,772            $(2,379)   $50,394  7.15     90,176   $1,340    (5,119)    86,397     7.53
Puerto Rico Government
    Obligations:
    After 10 years               3,893     $112                4,005  6.50      3,831                (56)     3,775     6.50
                               -------     ----   -------    -------         --------   ------    -------   -------
United States and Puerto
 Rico Government obligations   $56,665     $112   $(2,379)   $54,399  7.11   $104,007   $1,340   $(5,187)  $100,160     7.44
                               =======     ====   ========   =======         ========   ======    =======   =======

Mortgage backed securities:
   GNMA certificates
      After 10 years                                                         $206,989  $1,326              $208,315     6.94
                                                                             --------  ------              --------
Mortgage backed securities                                                   $206,989  $1,326              $208,315     6.94
                                                                             ========  ======              ========

Total Investment Securities
  Held to Maturity             $56,665     $112   $(2,379)   $54,399  7.11   $310,996  $2,666    $(5,187)  $308,475     7.11
                               =======     ====   ========   =======         ========  ======    ========  ========

         Expected maturities of mortgage backed securities and certain other securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As permitted by SFAS No. 133, as of January, 1, 2001, the Corporation transferred a portfolio of $207 million of GNMA certificates held to maturity into the available for sale category.

8 - INVESTMENT IN FHLB STOCK

         At March 31, 2001 and December 31, 2000, there were investments in FHLB stock with book value of $22,890,600 and $18,536,500, respectively. The estimated market value of such investments is its redemption value.

9- IMPAIRED LOANS

         At March 31, 2001, the  Corporation  had $8.5 million ($13.1 million at
December  31,  2000)  in  commercial  and  real  estate  loans  over  $1,000,000 considered  impaired with an allowance of $3.5 million ($7.8 million at December
31,  2000).  As of both  periods,  no increases in the provision for loan losses were  necessary,  since the  allowance  provided  already  covered the estimated impairment.  There were no consumer loans over $1,000,000 considered impaired as of March 31, 2001 and December  31, 2000.  The average  recorded  investment  in impaired loans amounted to $10.8 million for the three months ended on March 31,
2001  (2000 - $8.8  million).  Interest  income in the  amount of  approximately
$41,911 and $38,500 was  recognized  on impaired  loans for the period  ended on
March 31, 2001 and 2000, respectively.





10 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:
                                                                             March 31,               December 31,
                                                                                2001                     2000
                                                                         --------------           --------------
                                                                                     (In thousands)
Residential real estate loans:
Secured by first mortgages:
    Conventional                                                            $    747,768               $ 695,344
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                           20,594                  20,004
       Puerto Rico Housing Bank and Finance Agency                                27,033                  28,037
Secured by second mortgages                                                        9,451                   8,964
                                                                           -------------           -------------
                                                                                 804,846                 752,349
    Deferred net loan fees                                                        (5,592)                 (5,557)
                                                                           -------------           -------------
Residential real estate loans                                                    799,254                 746,792
                                                                           -------------           -------------

Commercial loans:
    Construction loans                                                           219,278                 203,955
    Commercial loans                                                           1,055,991                 947,709
    Commercial mortgage                                                          441,954                 438,321
                                                                            ------------           -------------
Commercial loans                                                               1,717,223               1,589,985
                                                                            ------------           -------------

Finance leases                                                                   127,485                 122,883
                                                                            ------------           -------------

Consumer and other loans:
    Personal                                                                     379,337                 388,696
    Personal lines of credit                                                      12,936                  12,852
    Auto                                                                         528,759                 530,534
    Boat                                                                          33,759                  33,954
    Credit card                                                                  173,513                 174,797
    Home equity reserve loans                                                      2,038                   2,134
    Unearned interest                                                            (93,624)               (104,429)
                                                                           -------------             -----------
Consumer and other loans                                                       1,036,718               1,038,538
                                                                           -------------             -----------
Loans receivable                                                               3,680,680               3,498,198
Allowance for loan losses                                                        (77,639)                (76,919)
                                                                           -------------             -----------
Total loans-net                                                            $   3,603,041             $ 3,421,279
                                                                           =============             ===========


11 - SEGMENT INFORMATION

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

          The Retail business segment is composed of the Corporation's branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in Retail business. The Commercial Corporate segment is composed of commercial loans (including commercial real estate and construction loans) and corporate services such as letters of credit and cash management. Certain small commercial loans originated by the branches were included in the Retail business for the period ended on March 31, 2000. The Treasury and Investment segment is responsible for the Corporation investment portfolio and treasury functions.

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



The following table presents information about the reportable segments (in thousands):

                                                                                Treasury and         Commercial
                                                                   Retail        Investments          orporate      Total
For the quarter ended March 31, 2001:
Interest income                                               $     53,996     $      37,513   $      37,241    $  128,750
Net (charge) credit for transfer of funds                           (1,538)           28,402         (26,864)
Interest expense                                                   (20,106)          (56,170)                      (76,276)
Net interest income                                                 32,352             9,745          10,377        52,474
Provision for loan losses                                          (12,453)                           (2,547)      (15,000)
Segment income                                                      19,899             9,745           7,830        37,474
Average earning assets                                          $1,862,977        $2,270,553      $1,661,734    $5,795,263

For the quarter ended March 31, 2000:
Interest income                                               $     52,527      $     29,745      $   22,909   $   105,181
Net (charge) credit for transfer of funds                           (1,818)           16,565         (14,747)
Interest expense                                                   (16,859)          (40,002)                      (56,861)
Net interest income                                                 33,850             6,308           8,162        48,320
Provision for loan losses                                           (5,846)                           (6,174)      (12,020)
Segment income                                                      28,004             6,308           1,988        36,300
Average earning assets                                          $1,736,877        $1,785,723        $976,166    $4,498,766

         The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

                                                                Three months ended March 31,
                                                               2001                            2000
                                                           --------------------------------------------
Net income:
Total income for segments                                      $  37,474                      $  36,300
Other income                                                      16,484                         11,448
Operating expenses                                               (29,819)                       (27,702)
Income taxes                                                      (4,338)                        (3,694)
Income before cumulative effect of
  accounting change                                               19,801                         16,352
Cumulative effect of accounting change                            (1,015)
                                                               ---------                      ---------
     Total consolidated net income                             $  18,786                      $  16,352
                                                               =========                      =========

Average assets:
Total average earning assets for segments                    $ 5,795,263                    $ 4,498,766
Average non earning assets                                       289,408                        225,910
                                                             -----------                    -----------
     Total consolidated average assets                       $ 6,084,671                    $ 4,724,676
                                                             ===========                    ===========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA
                                                                                Three months ended March 31,
                                                                                         2001               2000
                                                                                         ----               ----
  Condensed income statements (in thousands):
      Interest income                                                                 $128,750            $105,181
      Interest expense                                                                  76,276              56,861
                                                                                      --------            --------
      Net interest income                                                               52,474              48,320
      Provision for loan losses                                                         15,000              12,020
                                                                                      --------            --------
      Net interest income after provision
       for loan losses                                                                  37,474              36,300
      Other income                                                                       9,895               8,935
      Gain on sale of investments                                                        6,589               2,513
      Other operating expenses                                                          29,819              27,703
                                                                                      --------            --------
      Income before income tax expense and cumulative
       effect of accounting change                                                      24,139              20,045
      Income tax expense                                                                 4,338               3,694
                                                                                      --------            --------
      Income before cumulative effect of accounting change                              19,801              16,351
      Cumulative effect of accounting change                                            (1,015)
                                                                                      --------            --------
      Net income                                                                      $ 18,786            $ 16,351
                                                                                      ========            ========
  Per common share results (basic and diluted):
      Income before cumulative effect of accounting change                          $     0.63          $     0.53
      Cumulative effect of accounting change                                             (0.04)
                                                                                    ----------          ----------
      Net income per common share (basic and diluted)                               $     0.59          $     0.53
                                                                                    ==========          ==========

      Cash dividends declared                                                       $     0.13          $     0.11
  Selected financial ratios (in percentage):
      Average yield on earning assets (1)                                                 9.12                9.30
      Cost of interest bearing liabilities                                                5.78                5.44
      Interest rate spread (1)                                                            3.34                3.86
      Net interest margin (1)                                                             3.86                4.42
      Net income to average total assets                                                  1.23                1.38
      Net income to average equity                                                       16.60               23.01
      Net income to average common equity                                                21.72               30.38
      Average equity to average total assets                                              7.44                6.02
      Dividend payout ratio                                                              22.13               20.31
      Efficiency ratio (2)                                                               43.24               46.35

                                                                                     March 31,           December 31,
                                                                                       2001                 2000
                                                                                       ----                 ----
Regulatory capital ratios (in percent):
      Total capital to risk weighted assets                                              13.53               14.43
      Tier 1 capital to risk weighted assets                                             10.50               11.23
      Tier 1 capital to average assets                                                    7.07                7.28
Balance sheet data (in thousands, except for per share data):
       Loans and loans held for sale                                                $3,680,680          $3,498,198
       Allowance for loan losses                                                        77,639              76,919
       Investments                                                                   2,306,225           2,233,216
       Total assets                                                                  6,239,843           5,919,657
       Deposits                                                                      3,523,927           3,345,984
       Borrowings                                                                    2,178,845           2,069,484
       Total common equity                                                             297,089             269,461
       Total equity                                                                    462,089             434,461
       Book value per common share                                                     $11.17              $10.20

         Number of full service branches                                                    48                  48
         Loan origination offices                                                           37                  38

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

        For the quarter ended on March 31, 2001, the Corporation recorded earnings of $18,785,804 or $0.59 per common share (basic and diluted), a per share increase of 11.3% as compared to earnings of $16,351,085 or $0.53 per common share (basic and diluted) for the first quarter of 2000.

Net Interest Income

        Net interest income for the three months ended on March 31, 2001 increased by $4.2 million, as compared with the same period in 2000; or by $4.6 million on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.34% and 3.86%, respectively, for the first quarter of 2001 as compared to 3.86% and 4.42%, respectively, for the first quarter of 2000. The reduction in the interest rate spread and net interest margin is mainly due to the increase in the average volume of lower yielding investments, commercial loans and residential real estate loans when compared to the average volume of higher yielding consumer loans. Yield of interest earnings assets decreased 18 basis points while the cost of bearing liabilities increased by 34 basis points.

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



PART I                                                                Three months ended March 31,
                                                 Average volume                                        Interest income (1) / expense
                                         --------------------------------                              -----------------------------
 Average rate (1)
                                                  2001         2000         2001             2000          2001     2000
                                                  ----         ----         ----             ----          ----     ----
                                                                             (Dollars in thousands)
Earning assets:
  Deposits at banks and other
    short-term investments             $       5,177    $      14,678   $         68  $       177        5.33%       4.85%
  Government obligations                     564,262          479,870          9,963        7,778        7.16%       6.52%
  Mortgage backed securities               1,487,801        1,325,705         25,691       22,961        7.00%       6.97%
  FHLB stock                                  18,633           17,827            341          290        7.42%       6.54%
  Other investment                           197,270           50,494          4,133        1,038        8.50%       8.27%
                                           ---------        ---------       --------     --------
   Total investments                       2,273,143        1,888,574         40,196       32,244        7.17%       6.87%
                                           ---------        ---------       --------     --------
  Residential real estate loans              755,763          481,009         15,614       10,305        8.38%       8.62%
  Construction                               212,417          144,025          5,148        3,572        9.83%       9.98%
  Commercial loans                         1,471,375        1,048,881         32,158       24,056        8.86%       9.22%
  Finance leases                             124,626           88,428          3,676        2,691       11.96%      12.24%
  Consumer loans                           1,043,069        1,026,120         35,443       35,336       13.78%      13.85%
                                           ---------        ---------       --------     --------
Total loans (2)                            3,607,250        2,788,463         92,039       75,960       10.35%      10.96%
                                           ---------        ---------       --------     --------
    Total earning assets                  $5,880,393       $4,677,037       $132,235     $108,204        9.12%       9.30%
                                          ==========       ==========       ========     ========

Interest-bearing liabilities:
  Deposits                                $3,205,325       $2,477,291      $  44,265    $  31,366        5.60%       5.09%
  Other borrowed funds                     2,027,897        1,680,776         30,440       24,804        6.09%       5.94%
  FHLB advances                              114,667           45,859          1,571          691        5.56%       6.06%
                                          ----------       ----------      ---------    ---------
  Total interest-bearing liabilities      $5,347,889       $4,203,926      $  76,276    $  56,861        5.78%       5.44%
                                          ==========       ==========      =========    =========
Net interest income                                                        $  55,959    $  51,343
                                                                           =========    =========
Interest rate spread                                                                                     3.34%       3.86%
Net interest margin                                                                                      3.86%       4.42%

(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.
(2)      Non-accruing loans are included in the average balances.




PART II                                                                           Three months ended March 31,
                                                                                      2001 compared to 2000
                                                                       -----------------------------------------------------
                                                                        Variance            Variance
                                                                           due to              due to           Total
                                                                          volume                rate         variance
Interest income on earning assets:                                                        (In thousands)
  Deposits at banks and other
   short-term investments                                          $      (121)         $       12        $      (109)
  Government obligations                                                 1,401                 784              2,185
  Mortgage backed securities                                             2,616                 113              2,729
  FHLB stock                                                                13                  38                 51
  Other investments                                                      3,065                  29              3,094
                                                                       -------             -------            -------
         Total investment                                                6,974                 976              7,950
                                                                       -------             -------            -------
  Residential real estate loans                                          5,757                (449)             5,308
  Construction loans                                                     1,671                 (95)             1,576
  Commercial loans                                                       9,300              (1,198)             8,102
  Finance leases                                                         1,077                 (92)               985
  Consumer loans                                                           488                (381)               107
                                                                       -------             -------            -------
         Total loans                                                    18,293              (2,215)            16,078
                                                                       -------             -------            -------
         Total interest income                                          25,267              (1,239)            24,028
                                                                       -------             -------            -------
Interest expense on interest bearing liabilities:
  Deposits                                                               9,633               3,266             12,899
  Other borrowed funds                                                   5,013                 623              5,636
  FHLB advances                                                            990                (110)               880
                                                                       -------            --------            -------
         Total interest expense                                         15,636               3,779             19,415
                                                                       -------            --------            -------
Change in net interest income                                        $   9,631            $ (5,018)         $   4,613
                                                                     =========            =========         =========

        Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $3.5 million for the three months ended on March 31, 2001, and of $3.0 million for the three months ended on March 31, 2000. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

        Interest Income

        Interest income increased by $23.6 million for the three months ended on March 31, 2001 as compared to the same period for 2000. When adjusted to a taxable equivalent basis, interest income increased by $24 million for the three months ended on March 31, 2001 as compared to the same period in 2000. The yield on earning assets, on a taxable equivalent basis, amounted to 9.12% and 9.30% for the three months ended on March 31, 2001 and 2000, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets. The average volume of earning assets increased by $1,203.4 million for the three months ended on March 31, 2001, as compared to the same period in 2000.

        The average volume of total investments increased by $384.6 million for the three months period ended on March 31, 2001 as compared with the same period in 2000, mostly concentrated in mortgage backed securities and other investments.

        The average volume of the loan portfolio increased by $818.8 million for the three months ended on March 31, 2001 as compared with the same period in 2000, mostly concentrated in real estate and commercial loans. Residential real estate, construction loans, commercial loans, finance leases and consumer loans increased by $274.8 million, $68.4 million, $422.5 million, $36.2 million and $16.9 million, respectively, for the three months ended on March 31, 2001 as compared to the same period in 2000. The increase in the commercial real estate, construction and commercial loans portfolio resulted from the Corporation's strategy of diversifying its asset base, which was concentrated in higher risk consumer loans.

        Interest Expense

        Interest expense increased by $19.4 million for the three months ended on March 31, 2001 as compared with the amount recorded in the same period of 2000. The increase in interest expense due to volume and due to rate amounted to $15.6 million and $3.8 million, respectively, for the three months ended on March 31, 2001 as compared to the same period ended on March 31, 2000. The cost of interest bearing liabilities increased from 5.44% for the three months period ended on March 31, 2000 to 5.78% for the three months period ended on March 31, 2001.

Provision for Loan Losses

         For the three months ended on March 31, 2001, the Corporation provided $15 million for possible loan losses, as compared to $12 million for the same period of 2000.

     The Corporation maintains an allowance for loan losses on its portfolio at a level that Management considers adequate to provide for probable losses in the portfolio based upon an evaluation of known and inherent risks. The Corporation establishes a quarterly allowance for loan losses based on the asset classification report to cover the total amount of any assets classified as a "loss," the probable loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, value of the underlying collateral, financial condition of the borrowers and other pertinent factors. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation's control, including factors affecting the Puerto Rico economy, may contribute to delinquencies and defaults thus necessitating additional reserves.



     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated: For the three months ended March
31, 2001 2000 --------- ---------

                                                                                   (Dollars in thousands)
         Allowance for loan losses, beginning of period                     $  76,919                     $  71,784
         Provision for loan losses                                             15,000                        12,020
                                                                             --------                      --------
         Loans charged-off:
           Residential real estate                                               (114)
           Commercial                                                          (5,025)                         (798)
           Finance leases                                                        (663)                         (504)
           Consumer                                                           (10,117)                      (11,875)
                                                                             --------                      --------
           Total charge-offs                                                  (15,919)                      (13,177)
                                                                             ---------                     --------
         Recoveries of loans previously charged-off:
           Commercial                                                              61                            42

           Finance leases                                                          54                            55
           Consumer                                                             1,524                         2,780
                                                                             --------                      --------
             Total recoveries                                                   1,639                         2,877
                                                                             ---------                     --------
         Net charge-offs                                                      (14,280)                      (10,300)
                                                                             ---------                     --------
         Allowance for loan losses, end of period                           $  77,639                     $  73,504
                                                                            =========                     =========
         Allowance for loan losses to total loans and
          loans held for sale                                                   2.11%                         2.56%
         Net charge-off annualized to average loans
          outstanding during the period                                         1.58%                         1.49%





Other Income
                                                                                   For the three months ended
                                                                                                  March 31,
                                                                                          2001                     2000
                                                                                   ----------------           ---------------
                                                                                             (In thousands)
         Service charges on deposit accounts                                          $  2,386                 $  2,407
         Other fees on loans                                                             4,624                    3,408
         Fees on loans serviced for others                                                 113                      159
         Rental income                                                                     537                      498
         Other commissions                                                                 100                      483
         Other operating income                                                          2,135                    1,561
                                                                                      --------                 --------
             Subtotal                                                                    9,895                    8,516
         Gain on sale of investments                                                     6,589                    2,513
         Trading income                                                                                             419
                                                                                      --------                 --------
             Total                                                                    $ 16,484                 $ 11,448
                                                                                      ========                 ========

         Other income primarily consists of service charges on deposit accounts, fees on loans, commissions derived from various banking activities, the results of trading activities and gains on sale of investments. Service charges on deposit accounts represent an important and stable source of other income for the Corporation. Other fees on loans consist mainly of credit card fees and late charges collected on loans. The increase in this source of income to $4.6 million for the three months ended on March 31, 2001 from $3.4 million during the same period in 2000 was due to fees generated on the increased portfolio of loans, and to the elimination on the prohibition of certain credit card fees in Puerto Rico. Fees on loans serviced for others reflect servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized.

         The Corporation's second tier subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

         Other commissions income is the result of an agreement with Goldman, Sachs & Co. to participate in bond issues by the Government Development Bank of Puerto Rico.

         The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes. Other operating income also includes earned discounts on tax credits purchased and utilized against income tax payments, and other fees generated on the increased portfolio of commercial loans.

         The Corporation recorded $6.6 million during the three months ended March 31, 2001 and $2.5 million during the three months ended March 31, 2000 from gains on sale of investment securities. These gains reflect market opportunities that arose and that are in consonance to the Corporation's investment policies.



Other Operating Expenses

        The following table presents the detail of other operating expenses for the periods indicated:

                                                                             For the three months ended
                                                                                                 March 31,

                                                                                 2001                     2000
                                                                          ----------------          ------------------
                                                                                          (In thousands)
Employees' compensation and benefits                                          $  13,130                   $  12,460
Occupancy and equipment                                                           5,810                       5,440
Taxes and insurance                                                               1,882                       1,589
Net cost of operations and
  disposition of other real estate owned                                            101                          36
Professional fees                                                                   545                         719
Servicing and processing fees                                                     1,315                       1,513
Communications                                                                    1,291                       1,363
Supplies and printing                                                               333                         337
Other                                                                             5,412                       4,247
                                                                              ---------                    --------
   Total                                                                      $  29,819                    $ 27,703
                                                                              =========                    ========


         Operating expenses increased to $29.8 million for the three months ended March 31, 2001 as compared to $27.7 million for the same period in 2000. Management's goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The Corporation's efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income, was 43.24% for the three months period ended on March 31, 2001 as compared to 46.35% for the same period last year.

         The increase in operating expenses for 2001 is mainly the result of the investments made in new technology, the general growth in the subsidiary Bank's operations and the acquisition of a new branch in U.S. Virgin Islands (FVI).

Provision for Income Tax

        The provision for income tax amounted to $4.3 million (or 18% of pretax earnings) for the three months ended on March 31, 2001 as compared to $3.7 million (or 18% of pretax earnings) for the same period in 2000. The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in obligations and loans exempt from federal and Puerto Rico income tax.

        FINANCIAL CONDITION

Assets

        Total assets as of March 31, 2001 amounted to $6,240 million, an increase of $320 million as compared to total assets as of December 31, 2000 of $5,920 million. The increase was mainly the result of an increase of $74 million in total investments and $182 million in total loans.



        The composition of loans receivable:
                                                       March 31,              December 31,                Increase
                                                          2001                      2000                  (Decrease)
                                                     --------------          ----------------              --------
                                                                             (In thousands)
    Residential real estate loans                      $   799,254                $  746,792              $   52,462
                                                       -----------                ----------              ----------
    Commercial real estate loans                           441,954                   438,321                   3,633
    Construction loans                                     219,278                   203,955                  15,323
    Commercial loans                                     1,055,991                   947,709                 108,282
                                                       -----------                ----------              ----------
      Total commercial                                   1,717,223                 1,589,985                 127,238
                                                       -----------                ----------              ----------
    Finance leases                                         127,485                   122,883                   4,602
    Consumer and other loans                             1,036,718                 1,038,538                  (1,820)
                                                       -----------                ----------              ----------
      Total                                            $ 3,680,680                $3,498,198             $   182,482
                                                       ===========                ==========             ===========

        The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $396.4 million and repayments and other adjustments of $213.9 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans and residential real estate loans. This resulted in an increase of $127.2 million in the commercial loan portfolio and of $52.5 million in residential real estate loans. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $4.6 million.

Non-performing Assets

         Total non-performing assets are the sum of non-accruing loans, OREO's and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

         At March 31, 2001, total non-performing assets amounted to $69.6 million (1.11% of total assets) as compared to $74.1 million (1.25% of total assets) at December 31, 2000 and $57.4 million (1.22% of total assets) at December 31, 1999. The Corporation's reserve to non-performing loans ratio was 123.3% at March 31, 2001 as compared to 113.6% and 133.4% at December 31, 2000 and 1999, respectively.

         Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.



         The following table presents non-performing assets at the dates indicated:

                                                                  March 31,                     December 31,
                                                                      2001                 2000               1999
                                                                  -----------          ----------         -----------
                                                                                  (Dollars in thousands)
Non-accruing loans:
      Residential real estate                                        $15,806             $15,977            $  8,633
      Commercial and commercial real estate                           27,282              31,913              17,975
      Finance leases                                                   1,954               2,032               2,482
      Consumer                                                        17,929              17,794              24,726
                                                                     -------             -------             -------         --
                                                                      62,971              67,716              53,816
                                                                     -------             -------             -------
Other real estate owned (OREO)                                         2,626               2,981                 517
Other repossessed property                                             3,959               3,374               3,112
                                                                     -------             -------             -------
Total non-performing assets                                          $69,556             $74,071             $57,445
                                                                     =======             =======             =======
Past due loans                                                       $14,513             $16,358             $13,781
Non-performing assets to total assets                                  1.11%               1.25%               1.22%
Non-performing loans to total loans                                    1.71%               1.94%               1.96%
Allowance for loan losses                                            $77,639             $76,919             $71,784
Allowance to total non-performing loans                              123.29%             113.59%             133.39%

         Non-accruing Loans

         Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $15.8 million (1.98% of total residential real estate loans) at March 31, 2001, as compared to $16 million (2.14% of total residential real estate loans) and $8.6 million (1.82% of total residential real estate loans) at December 31, 2000 and 1999, respectively. The increase for the period ended on March 31, 2001 and the year 2000 is due to the portfolio acquired from FVI.

         Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $27.3 million (1.59% of total commercial loans) at March 31, 2001 as compared to $31.9 million (2.01% of total commercial loans) and $18 million (1.55% of total commercial loans) at December 31, 2000 and 1999, respectively. At March 31, 2001, there was only one non-accruing commercial loan of over $1 million, which is a $5 million loan.

         Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2 million (1.53% of total finance leases) at March 31, 2001, as compared to $2 million (1.65% of total finance leases) and $2.5 million (2.90% of total finance leases) at December 31, 2000 and 1999, respectively.

         Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $17.9 million (1.73% of the total consumer loan portfolio) at March 31, 2001, $17.8 million (or 1.71% of the total consumer loan portfolio) at December 31, 2000 and $24.7 million (or 2.41% of the total consumer loan portfolio) at December 31, 1999. The decrease in the ratio and amount of non-accruing loans was the result of the improvement on the credit quality of the portfolio.

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

 Sources of Funds

         As of March 31, 2001, total liabilities amounted to $5,778 million, an increase of $293 million as compared to $5,485 million as of December 31, 2000. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $178 million; (2) an increase in advances from FHLB - NY of $229 million; (3) an increase in accounts payable and other liabilities of $5 million; net of (4) a decrease in federal funds and securities sold under agreements to repurchase of $119 million.

         The Corporation maintains unsecured standby lines of credit with other banks. At March 31, 2001, the Corporation's total unused lines of credit with these banks amounted to approximately $108,500,000 (2000 - $133,500,000). At March 31, 2001, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $25,796,454 (2000 - $66,841,562).

Capital

         Total stockholders' equity as of March 31, 2001 amounted to $462 million, increasing by $28 million from the amount as of December 31, 2000. The increase was mainly the result of earnings for the period ended on March 31, 2001 of $19 million, a positive fluctuation in the valuation on securities available for sale of $15 million, the issuance of 234,000 shares of common stock through the exercise of stock options at a total cost of $1,355,211, reduced by dividends paid of $7 million, and the repurchase of 61,300 shares of common stock at a total cost of $1,317,388.

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

         At March 31, 2001 and December 31, 2000, the Corporation was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.


         The  Corporation's  and its  banking  subsidiary's  regulatory  capital positions were as follows:
                                                                                           Regulatory requirements
                                                                                       For capital
                                                           Actual                         adequacy purposes  To be well capitalized
                                                   ---------------------------------------------------------------------------------
                                                     Amount       Ratio       Amount      Ratio       Amount        Ratio
                                                   --------------------------------------------------------------------------
At March 31,  2001  (Dollars  in  thousands)  Total  Capital  (to  Risk-Weighted
   Assets):
      First BanCorp                                 $551,284    13.53%        $325,963       8%      $407,453       10%
      FirstBank                                      482,545    11.99%         321,918       8%       402,398       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $427,657    10.50%        $162,981       4%      $244,472        6%
      FirstBank                                      359,543     8.94%         160,959       4%       241,439        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $427,657     7.07%        $181,341       3%      $302,235        5%
      FirstBank                                      359,543     6.01%         179,598       3%       299,331        5%

At December 31, 2000
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                $536,402     14.43%        $297,280       8%      $371,600        10%
      FirstBank                                     469,774     12.76%         294,516       8%       368,145        10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                $417,203     11.23%        $148,640       4%      $222,960        6%
      FirstBank                                     351,001      9.53%         147,258       4%       220,887        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                $417,203      7.28%        $172,042       3%      $286,736        5%
      FirstBank                                     351,001      6.18%         170,307       3%       283,846        5%

Dividends

         During the period ended March 31, 2001, the Corporation declared a cash dividend of $0.13 per common share representing a 18% increase over the cash dividend of $0.11 per common share declared for the same period in 2000. Total dividends declared per common share for the period ended on March 31, 2001 amounted to $3.5 million for an annualized dividend payout ratio of 22.13% as compared to $3 million for the period ended March 31, 2000 (or a 20.31% dividend payout ratio). Dividends declared on preferred stock amounted to $3.2 million for the period ended on March 31, 2001 as compared to $1.6 million for the same period last year, because the Corporation has $75 million more in preferred stock outstanding when compared to March 31, 2000.

Liquidity

         Liquidity refers to the level of cash and eligible investments readily available to meet loan and investment commitments, potential deposit outflows and debt repayments. The Corporation's liquidity position and liquidity targets are reviewed on a weekly basis by the Asset Liability Management and Investment Committee, using measures of liquidity developed by Management.

         The Corporation's principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other financial institutions. The Investment Committee reviews credit availability on a regular basis. In addition, the Corporation has securitized and sold auto and mortgage loans as a supplementary source of funding. Commercial paper had also provided additional funding. The Corporation has obtained long-term funding through the issuance of notes and long-term institutional certificates of deposit. The Corporation's principal uses of funds are the origination of loans and investments, and the repayment of maturing deposit accounts and borrowings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 26, 2001 First BanCorp held its annual meeting of stockholders. The number of shares present in person and/or by proxy at such meeting were 24,166,888 representing 90.65% of the 26,658,152 shares of common stock issued and outstanding on March 15, 2001. March 15, 2001 was the record date for the determination of the stockholders entitled to vote at the meeting.

         The following was voted upon at the Annual Meeting of Stockholders:

(a)      The election of the following directors:
                                                       For              Withheld
              Angel Alvarez-Perez                   22,978,820         1,188,068
              Juan Acosta Reboyras                  22,905,893         1,260,995
              Jose L. Ferrer Canals                 22,901,307         1,265,581

         The following are the directors whose terms of office continue:

                  Jose Julian Alvarez
                  Annie Astor-Carbonell
                  Rafael Bouet-Souffront
                  Jorge L. Diaz
                  Francisco D. Fernandez
                  German E. Malaret
                  Hector M. Nevarez
                  Jose Teixidor

     (b) Ratification of the appointment of PricewaterhouseCoopers as the Corporation's Independent Accountants for fiscal year 2001.

         The appointment of PricewaterhouseCoopers was ratified as follows:

                  For                          22,905,937
                  Against                       1,130,641
                  Abstain                         130,310

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                                                            First BanCorp.
                                                                                   Name of the Corporation





Date:  May      , 2001                          By:      /s/ Angel Alvarez-Perez, Esq.
           -----                                         -----------------------------
                                                           Angel Alvarez-Perez, Esq.
                                                           Chairman, President and Chief
                                                           Executive Officer



Date:  May     , 2001                           By:       /s/ Annie Astor-Carbonell
           ----                                          -----------------------------
                                                            Annie Astor-Carbonell
                                                            Senior Executive Vice President
                                                            and Chief Financial Officer







                                                        SIGNATURES


         Pursuant to the  requirements of Section 13 of the Securities  Exchange
Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                                           First BanCorp.
                                                                     Name of the Corporation





Date:  May      , 2001                           By:
           -----                                       ---------------------------------------
                                                            Angel Alvarez-Perez, Esq.
                                                            Chairman, President and Chief
                                                            Executive Officer



Date:  May      , 2001                           By:
           -----                                       ---------------------------------------
                                                            Annie Astor-Carbonell
                                                            Senior Executive Vice President
                                                            and Chief Financial Officer

