Form 10-Q
period 2001-06-30
FIRST BANCORP /PR/
filed 2001-08-15
CIK 1057706

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001 FILED ON AUGUST 15, 2001 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION. ALTERNATIVELY, FIRST BANCORP HAS REQUESTED AN ADJUSTMENT OF THE FILING DATE OF THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001 PURSUANT TO RULE 13(B) OF REGULATION S-T.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 130
of the Securities Exchange Act of 1934

For the Quarter ended	Commission File 001-14793

June 30, 2001

First BanCorp.

(Exact name of Corporation as specified in its charter)

Puerto Rico	66-0561882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de Leon Avenue, Stop 23 Santurce, Puerto Rico	00908

(Address of principal office)	(Zip Code)

Corporation’s telephone number, including area code:

(787) 729-8200

Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares of the Corporation’s Common Stock outstanding as of August 13, 2001

26,596,852

FIRST BANCORP
[CONTENTS]

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2001	December 31, 2000

Assets
Cash and due from banks	$75,515,308	$63,372,591

Money market instruments	14,135,510	2,020,348

Investment securities available for sale, at market:

Securities pledged that can be repledged	1,628,318,078	1,621,457,451

Other investment securities	576,976,065	280,205,723

Total investment securities available for sale	2,205,294,143	1,901,663,174

Investment securities held to maturity, at cost:

Securities pledged that can be repledged	84,706,302	268,432,581

Other investment securities	23,747,938	42,562,921

Total investment securities held to maturity	108,454,240	310,995,502

Federal Home Loan Bank (FHLB) stock	22,890,600	18,536,500

Loans receivable	3,857,495,096	3,498,198,207

Allowance for loan losses	(84,009,315)	(76,918,973)

Total loans — net	3,773,485,781	3,421,279,234

Other real estate owned	3,192,698	2,981,472

Premises and equipment — net	76,304,741	72,087,346

Accrued interest receivable	36,068,223	27,969,551

Due from customers on acceptances	2,376,195	2,177,043

Other assets	112,980,822	96,573,820

Total assets	$6,430,698,261	$5,919,656,581

Liabilities and Stockholders’ Equity
Liabilities:

Non-interest bearing deposits	$218,110,039	$232,164,469

Interest bearing deposits	3,471,255,288	3,113,819,927

Federal funds purchased and securities sold under agreements to repurchase	1,685,748,586	1,856,436,127

Advances from FHLB	294,000,000	67,000,000

Notes payable	55,500,000	55,500,000

Bank acceptances outstanding	2,376,195	2,177,043

Accounts payable and other liabilities	69,124,633	67,550,152

	5,796,114,741	5,394,647,718

Subordinated notes	84,102,199	90,548,314

Stockholders’ equity:

Preferred stock, authorized 50,000,000 shares; issued and outstanding 10,320,000 at $25.00 liquidation value per share	258,000,000	165,000,000

Common stock, $1.00 par value, authorized 250,000,000 shares; issued 29,852,552 shares (2000 - 29,618,552 shares)	29,852,552	29,618,552

Less: Treasury stock (at par value)	(3,255,700)	(3,194,400)

Common stock outstanding	26,596,852	26,424,152

Additional paid-in capital	14,558,077	16,567,516

Capital reserve	50,000,000	50,000,000

Legal surplus	126,792,514	126,792,514

Retained earnings	93,746,667	69,275,152

Accumulated other comprehensive income — unrealized loss on securities available for sale, net of tax	(19,212,789)	(19,598,785)

	550,481,321	434,460,549

Contingencies and commitments

Total liabilities and stockholders’ equity	$6,430,698,261	$5,919,656,581

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Interest income:

Loans	$89,078,153	$79,220,471	$180,315,454	$154,649,915

Investments	36,784,564	32,917,669	73,956,457	62,379,775

Dividends on FHLB stock	314,742	308,857	655,814	598,357

Total interest income	126,177,459	112,446,997	254,927,725	217,628,047

Interest expense:

Deposits	41,388,925	35,913,033	85,653,959	67,279,221

Short term borrowings	24,296,875	25,530,842	53,659,767	48,343,558

Long term borrowings	2,391,160	2,665,912	5,039,211	5,347,625

Total interest expense	68,076,960	64,109,787	144,352,937	120,970,404

Net interest income	58,100,499	48,337,210	110,574,788	96,657,643

Provision for loan losses	17,800,000	11,158,000	32,800,000	23,178,000

Net interest income after provision for loan losses	40,300,499	37,179,210	77,774,788	73,479,643

Other income:

Service charges on deposit accounts	2,384,642	2,207,445	4,770,245	4,614,828

Fees on loans serviced for others	119,792	125,080	232,647	284,331

Other fees on loans	5,171,189	4,335,171	9,794,770	7,742,678

Mortgage banking activities	707,796		713,943

Trading income		167,821		587,188

Gain on sale of investments	2,937,887	2,276,901	9,526,776	4,789,583

Other operating income	3,019,495	2,671,978	5,785,981	5,213,308

Total other income	14,340,801	11,784,396	30,824,362	23,231,916

Other operating expenses:

Employees’ compensation and benefits	13,462,053	12,952,655	26,592,525	25,412,936

Occupancy and equipment	6,017,382	5,735,584	11,827,640	11,175,315

Taxes and insurance	1,935,657	1,607,388	3,817,754	3,196,336

Other	8,802,688	8,269,692	17,798,845	16,483,951

Total other operating expenses	30,217,780	28,565,319	60,036,764	56,268,538

Income before income tax provision and cumulative effect of accounting change	24,423,520	20,398,287	48,562,386	40,443,021

Income tax provision	4,251,721	3,920,932	8,589,891	7,614,582

Income before cumulative effect of accounting change	20,171,799	16,477,355	39,972,495	32,828,439

Cumulative effect of accounting change, net of tax			(1,014,889)

Net income	$20,171,799	$16,477,355	$38,957,606	$32,828,439

Net income available to common stockholders	$17,003,049	$14,874,230	$32,620,103	$29,622,189

Net income per common share-basic:

Income before cumulative effect of accounting change	$0.64	$0.55	$1.27	$1.08

Cumulative effect of accounting change			(0.04)

Earnings per common share-basic	$0.64	$0.55	$1.23	$1.08

Net income per common share-diluted:

Income before cumulative effect of accounting change	$0.64	$0.55	$1.26	$1.08

Cumulative effect of accounting change			(0.04)

Earnings per common share-diluted	$0.64	$0.55	$1.22	$1.08

Dividends declared per common share	$0.13	$0.11	$0.26	$0.22

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2000

Cash flows from operating activities:

Net income	$38,957,605	$32,828,439

Adjustments to reconcile net income to net cash:

Depreciation	4,508,530	4,396,159

Provision for loan losses	32,800,000	23,176,000

Increase (decrease) in taxes payable	6,635,486	(17,339,301)

Increase in deferred tax asset	(3,149,127)	(2,121,569)

Increase in accrued interest receivable	(8,098,672)	(2,358,035)

Increase in accrued interest payable	3,584,482	841,051

Amortization of deferred net loan fees	394,770	(181,006)

Gain on sale of investments	(9,526,775)	(4,789,584)

Gain on sale of loans	(707,796)

Net originations of loans available for sale		(12,343,184)

Decrease in other assets	4,803,811	1,851,080

(Decrease) increase in other liabilities	(4,865,149)	9,907,505

Total adjustments	26,379,560	1,039,116

Net cash provided by operating activities	65,337,165	33,867,555

Cash flows from investing activities:

Principal collected on loans	399,783,962	248,206,732

Loans originated	(614,021,063)	(558,195,293)

Purchase of loans	(202,888,515)	(28,133,593)

Proceeds from sale of loans	22,218,832

Proceeds from sale of investments	317,687,253	38,683,351

Purchase of securities held to maturity	(80,801,786)	(3,430,285)

Purchase of securities available for sale	(3,718,347,345)	(3,012,021,586)

Principal repayments and maturities of securities held to maturity	76,354,381

Principal repayments of securities available for sale	3,314,059,225	2,747,595,456

Additions to premises and equipment — net	(8,725,925)	(9,214,708)

Purchase of FHLB stock	(4,354,102)

Net cash used in investing activities	(499,035,083)	(576,509,926)

Cash flows from financing activities:

Net increase in deposits	337,516,540	421,870,748

Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(174,447,419)	284,215,600

FHLB advances taken (paid)	227,000,000	(6,500,000)

Payments of notes payable	(6,446,115)	(737,934)

Payment of other borrowings		(149,353,415)

Change in debt securities issuance cost	(2,344,379)	1,155,051

Dividends	(13,260,653)	(9,168,659)

Exercise of stock options	1,355,211

Issuance of preferred stock	89,900,000

Treasury stock acquired	(1,317,388)	(21,130,950)

Net cash provided by financing activities	457,955,797	520,350,441

Net increase (decrease) in cash and cash equivalents	24,257,879	(22,291,930)

Cash and cash equivalents at beginning of period	65,392,939	93,484,993

Cash and cash equivalents at end of period	$89,650,818	$71,193,063

Cash and cash equivalents include:

Cash and due from banks	$75,515,308	$65,601,676

Money market instruments	14,135,510	5,591,387

	$89,650,818	$71,193,063

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$140,768,455	$120,129,353

Income taxes	2,965,487	19,826,538

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)

December 31, 1999	$90,000,000	$28,060,552	$19,863,466	$40,000,000	$126,792,514	$58,834,676	$(68,648,959)

Net income						67,275,609

Other comprehensive income							49,050,174

Issuance of preferred stock	75,000,000		(2,562,500)

Addition to capital reserve				10,000,000		(10,000,000)

Treasury stock acquired		(1,642,400)	(821,200)			(27,622,992)

Stock options exercised		6,000	87,750

Cash dividends:

Common stock						(11,804,599)

Preferred stock						(7,407,542)

December 31, 2000	165,000,000	26,424,152	16,567,516	50,000,000	126,792,514	69,275,152	(19,598,785)

Net income						38,957,606

Other comprehensive income							385,996

Issuance of preferred stock	93,000,000		(3,100,000)

Treasury stock acquired		(61,300)	(30,650)			(1,225,438)

Stock options exercised		234,000	1,121,211

Cash dividends:

Common stock						(6,923,153)

Preferred stock						(6,337,500)

June 30, 2001	$258,000,000	$26,596,852	$14,558,077	$50,000,000	$126,792,514	$93,746,667	$(19,212,789)

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net income	$20,171,799	$16,477,355	$38,957,606	$32,828,439

Other comprehensive income, net of tax:

Unrealized gain (losses) on securities:

Unrealized holding gains (losses) arising during the period	(12,841,190)	8,587,700	6,536,578	17,205,240

Less: reclassification adjustment for gains included in net income	(2,203,415)	(1,707,676)	(7,145,082)	(3,592,187)

Cumulative effect of accounting change, net of taxes			994,500

Total other comprehensive (loss) income	(15,044,605)	6,880,024	385,996	13,613,053

Comprehensive income	$5,127,194	$23,357,379	$39,343,602	$46,441,492

The accompanying notes are an integral part of these statements.

FIRST BANCORP

PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — NATURE OF BUSINESS

     First BanCorp (the Corporation) is a bank holding company subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

     FirstBank Puerto Rico (FirstBank or the Bank), the Corporation’s only direct subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 45 full-service banking branches in Puerto Rico and four in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. Early in the year 2000, the Bank began offering brokerage services in selected branches through an alliance with UBSPaine Webber of Puerto Rico. In addition, through its wholly-owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

2 — ACCOUNTING POLICIES

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

     In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders’ equity include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at June 30, 2001, and the results of operations and the cash flows for the three and six months ended on June 30, 2001 and 2000. The results of operations for the three and six months ended on June 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

     New accounting pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations”. This statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of this statement shall apply to all business combinations initiated after June 30, 2001.

     In addition, in June 2001 the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition or subsequent to their acquisition. The provisions of this statement shall apply in fiscal years beginning after December 15, 2001. Retroactive application is not permitted.

     Management is presently analyzing the impact, if any, of the adoption of these statements on the consolidated statements of the Corporation.

3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities.

     SFAS No. 133, as amended, standardizes accounting for derivative instruments by requiring the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Under SFAS No. 133, changes in the fair value of derivative instruments are accounted for in current income or other comprehensive income, depending on their intended use and designation. The Corporation’s hedging program includes swaps used to hedge the fair value of certain deposits by converting the cost of the certificates of deposit from fixed to variable. Since the hedging relationship is 100 percent effective, there was no impact on the statement of income nor on comprehensive income on the implementation date or thereafter, because the gain or loss on the swap agreements is completely offset by the loss or gain on the certificates of deposit. The adoption of SFAS No. 133 resulted in a grossing up of the statement of financial condition to reflect the swaps and the certificates of deposit at fair value. At January 1, 2001, a swap asset of $49.6 million was recognized with a corresponding increase in certificates of deposit by the same amount. At June 30, 2001, the swap asset was adjusted by $5.9 million with the corresponding adjustment to certificates of deposit.

     For transactions that qualify for hedge accounting, SFAS No. 133 provides for a matching of the timing of gain or loss recognition on the hedging instrument with the recognition in earnings of (a) the changes in the fair value of the hedged asset, liability, or a firm commitment that are attributable to the hedged risk or (b) the effect of the exposure to the variability of cash flows from the hedged asset, liability, or forecasted transaction. The Corporation entered into interest rate protection agreements (Caps) to limit its exposure to rising interest rates on its borrowings. Under these agreements, the Corporation pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. In accordance with SFAS No. 133, Management designated these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap is carried on the statement of financial condition at fair value with the time value change reflected through the current statement of income. The intrinsic value, if any, is reflected through comprehensive income and is reflected in future statements of income when payments are received from the counterparty. On January 1, 2001 a loss of $1 million (net of its estimated income tax effect) was recognized in the statement of income as a cumulative effect of the adoption of SFAS No. 133. For the period ended on June 30, 2001, a loss of $167,093 was recognized in interest expense on borrowings to adjust the fair value of the caps as of June 30, 2001.

4 — STOCKHOLDERS’ EQUITY

     Common stock

     Authorized common stock shares at June 30, 2001 and December 31, 2000 were 250,000,000, with a par value of $1.00. At June 30, 2001 the Corporation had 26,596,852 shares outstanding of common stock (December 31, 2000 — 26,424,152).

     Preferred stock

     The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During the quarter ended on June 30, 2001, the Corporation issued 3,720,000 shares of preferred stock (3,000,000 shares-2000; 3,600,000 shares-1999). The liquidation value per share is $25. Annual dividends of $1.85 per share (issuance of 2001), of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors.

5 — EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and six months ended on June 30, 2001 and 2000 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

(In thousands,except per share data)

Income before cumulative effect of accounting change and dividend on preferred stock	$20,172	$16,477	$39,973	$32,828

Dividend on preferred stock	(3,169)	(1,603)	(6,338)	(3,206)

Income before cumulative effect of accounting change	17,003	14,874	33,635	29,622

Cumulative effect of accounting change			(1,015)

Net income available to common stockholders	$17,003	$14,874	$32,620	$29,622

Earnings per common share — basic:

Weighted average common shares outstanding	26,597	27,042	26,550	27,315

Income before cumulative effect of accounting change	$0.64	$0.55	$1.27	$1.08

Cumulative effect of accounting change			(0.04)

Earnings per common share — basic	$0.64	$0.55	$1.23	$1.08

Earnings per common share — diluted:

Weighted average common shares and share equivalents:

Average common shares outstanding:	26,597	27,042	26,550	27,315

Common stock equivalents — Options	174	185	158	187

Total	26,771	27,227	26,708	27,502

Income before cumulative effect of accounting change	$0.64	$0.55	$1.26	$1.08

Cumulative effect of accounting change			(0.04)

Earnings per common share-diluted	$0.64	$0.55	$1.22	$1.08

     Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share — diluted. Common stock equivalents were computed using the treasury stock method.

     The stock option plan must be recognized either by the fair value based method or the intrinsic value method. The Corporation uses the intrinsic value based method of accounting. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Entities using the intrinsic value based method on awards granted to employees must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. During the six month periods ended on June 30, 2001 and 2000, no options were granted to buy shares of the Corporation’s common stock.

6 — INVESTMENT SECURITIES HELD FOR TRADING

     At June 30, 2001 and December 31, 2000, there were no securities held for trading purposes or options on such securities.

     During the three and six months ended on June 30, 2001, there was no net revenue from the sale of trading securities. During the three and six months ended on June 30, 2000, the net gain from the sale of trading securities amounted to $167,821 and $587,188, respectively. These earnings were included as trading income.

7 — INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:

Investment securities available for sale

	June 30, 2001					December 31, 2000

		Unrealized			Weighted		Unrealized			Weighted
	Amortized			Market	average	Amortized			Market	average
	cost	gains	(losses)	value	yield%	cost	gains	(losses)	value	yield%

	(Dollars in thousands)
U.S. Treasury Securities:

Within 1 year	$2,530	$49		$2,579	6.48	$499	$2		$501	6.04

After 1 to 5 years						2,630	33		2,663	6.49

After 5 to 10 years						39,624		$(718)	38,906	4.89

After 10 years	20,023		$(1,770)	18,253	5.24	67,555		(455)	67,100	5.50

Obligations of other U.S. Government Agencies:

Within 1 year	387,090		(447)	386,644	3.81	240,341	46		240,387	6.76

After 1 to 5 years						31,705	144		31,849	7.86

After 5 to 10 years	29,989	141		30,130	7.81	29,988	217		30,205	7.81

After 10 years	97,665	439	(1,599)	96,505	7.61	53,593	322	(3,302)	50,613	7.66

Puerto Rico Government Obligations:

After 1 to 5 years	20,000			20,000	4.85	20,000			20,000	7.41

After 5 to 10 years	4,443	23	(1,498)	2,968	6.19	429		(11)	418	6.65

After 10 years	7,976	245		8,221	6.51	8,840	39	(254)	8,625	6.51

United States and Puerto Rico Government Obligations	$569,716	$898	$(5,314)	$565,300	4.83	$495,204	$803	$(4,740)	$491,267	6.69

Mortgage backed securities:

FHLMC certificates:

After 1 to 5 years	$721	$15		$736	7.16	$834	$6		$840	7.02

After 5 to 10 years	14,477	323		14,800	7.29	8,088	27		8,115	6.22

After 10 years	9,211	68		9,279	6.99	18,829	282		19,111	7.00

	24,409	406		24,815	7.17	27,751	315		28,066	6.77

GNMA certificates:

After 5 to 10 years	3,969	55		4,024	6.20	4,484		$(81)	4,403	6.22

After 10 years	1,362,897	1,274	$(14,483)	1,349,688	6.57	1,291,460	593	(13,229)	1,278,824	6.50

	1,366,866	1,329	(14,483)	1,353,712	6.57	1,295,944	593	(13,310)	1,283,227	6.50

FNMA certificates:

After 1 to 5 years	260	5		265	7.01	375	2		377	7.29

After 5 to 10 years	156	5		161	7.25	125	1		126	6.84

After 10 years	8,201	345		8,546	8.26	9,402	270	(14)	9,658	8.16

	8,617	354		8,971	8.15	9,902	273	(14)	10,161	8.11

Mortgage pass through certificates:

After 10 years	2,173	52		2,225	8.87	2,286	66		2,352	8.96

Mortgage Backed Securities	$1,402,065	$2,138	$(14,483)	$1,389,723	6.59	$1,335,883	$1,247	$(13,324)	$1,323,806	6.52

Other investments:

Within 1 year	$20,183	$208		$20,390	7.63	$19,645	$84		$19,729	7.29

After 1 to 5 years	40,075		(1,204)	38,872	8.10	27,416	295	(105)	27,606	7.97

After 5 to 10 years	128,764		(2,484)	126,280	7.30	10,522	76		10,598	7.21

After 10 years	20,001		(1)	20,000	7.33	3,211		(60)	3,151	6.31

Other investments	$209,023	$208	$(3,689)	$205,542	7.49	$60,794	$455	$(165)	$61,084	7.53

Equity securities (without contractual maturity)	$50,106		$(5,377)	$44,729	1.34	$35,914		$(10,408)	$25,506	1.91

Total Investments Securities Available for Sale	$2,230,910	$3,244	$(28,861)	$2,205,294	6.11	$1,927,795	$2,505	$(28,637)	$1,901,663	6.51

     Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost; therefore it does not give effect to changes in fair value.

Investment securities held to maturity

	June 30, 2001					December 31, 2000

		Unrealized			Weighted		Unrealized			Weighted
	Amortized			Market	average	Amortized			Market	average
	cost	gains	(losses)	value	yield%	cost	gains	(losses)	value	yield%

Obligations of U.S. Government Agencies:

After 1 to 5 years						$10,000		$(12)	$9,988	7.04

After 10 years	$104,499		$(2,586)	$101,913	7.26	90,176	$1,340	(5,119)	86,397	7.53

Puerto Rico Government Obligations:

After 10 years	3,955	$170		4,125	6.50	3,831		(56)	3,775	6.50

United States and Puerto Rico Government obligations	$108,454	$170	$(2,586)	$106,038	7.23	$104,007	$1,340	$(5,187)	$100,160	7.44

Mortgage backed securities:

GNMA certificates After 10 years						$206,989	$1,326		$208,315	6.94

Mortgage backed securities						$206,989	$1,326		$208,315	6.94

Total Investment Securities Held to Maturity	$108,454	$170	$(2,586)	$106,038	7.23	$310,996	$2,666	$(5,187)	$308,475	7.11

     Expected maturities of mortgage backed securities and certain other securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At January, 1, 2001, the Corporation transferred a portfolio of $207 million of GNMA certificates held to maturity into the available for sale category.

8 — INVESTMENT IN FHLB STOCK

     At June 30, 2001 and December 31, 2000, there were investments in FHLB stock with book value of $22,890,600 and $18,536,500, respectively. The estimated market value of such investments is its redemption value.

9 — IMPAIRED LOANS

     At June 30, 2001, the Corporation had $5.9 million ($13.1 million at December 31, 2000) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $2.3 million ($7.8 million at December 31, 2000). The allowance for impairment loans is part of the allowance for loan losses. There were no consumer loans over $1,000,000 considered impaired as of June 30, 2001 and December 31, 2000. The average recorded investment in impaired loans amounted to $9.5 million for the six months ended on June 30, 2001 (2000 - $8.8 million). Interest income in the amount of approximately $84,000 and $77,000 was recognized on impaired loans for the period ended on June 30, 2001 and 2000, respectively.

10 — LOANS RECEIVABLE

     The following is a detail of the loan portfolio:

	June 30,	December 31,
	2001	2000

	(In thousands)
Residential real estate loans:

Secured by first mortgages:

Conventional	$799,040	$695,344

Insured by government agencies:

Federal Housing Administration and Veterans Administration	21,473	20,004

Puerto Rico Housing Bank and Finance Agency	25,766	28,037

Secured by second mortgages	8,629	8,964

	854,908	752,349

Deferred net loan fees	(5,195)	(5,557)

Residential real estate loans	849,713	746,792

Commercial loans:

Construction loans	229,777	203,955

Commercial loans	1,071,390	947,709

Commercial mortgage	540,248	438,321

Commercial loans	1,841,415	1,589,985

Finance leases	129,830	122,883

Consumer and other loans:

Personal	372,383	388,696

Personal lines of credit	12,591	12,852

Auto	521,224	530,534

Boat	33,356	33,954

Credit card	179,780	174,797

Home equity reserve loans	2,062	2,134

Unearned interest	(84,859)	(104,429)

Consumer and other loans	1,036,537	1,038,538

Loans receivable	3,857,495	3,498,198

Allowance for loan losses	(84,009)	(76,919)

Total loans-net	$3,773,486	$3,421,279

11 — SEGMENT INFORMATION

     The Corporation has three reportable segments: Retail business, Treasury and Investments, and Commercial Corporate business. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

     The Retail business segment is composed of the Corporation’s branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in Retail business. The Commercial Corporate segment is composed of commercial loans (including commercial real estate and construction loans) and corporate services such as letters of credit and cash management. Certain small commercial loans originated by the branches were included in the Retail business for the periods ended on June 30, 2000. The Treasury and Investment segment is responsible for the Corporation investment portfolio and treasury functions.

     The accounting policies of the segments are the same as those described in Note 2 — “Summary of Significant Accounting Policies.”

     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses. The segments are also evaluated based on the average volume of its earning assets less the allowance for loan losses.

     The only intersegment transaction is the net transfer of funds between the segments and the Treasury and Investment segment. The Treasury and Investment segment sells funds to the Retail and Commercial Corporate segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Investment and Treasury segment is based on market rates.

The following table presents information about the reportable segments (in thousands):

		Treasury and	Commercial
	Retail	Investments	Corporate	Total

For the quarter ended June 30, 2001:

Interest income	$54,398	$37,099	$34,680	$126,177

Net (charge) credit for transfer of funds	(3,846)	24,865	(21,019)

Interest expense	(18,860)	(49,217)		(68,077)

Net interest income	31,692	12,747	13,661	58,100

Provision for loan losses	(14,790)		(3,010)	(17,800)

Segment income	$16,902	$12,747	$10,651	$40,300

Average earning assets	$1,927,782	$2,327,290	$1,727,054	$5,982,126

For the period ended June 30, 2001

Interest income	$108,394	$74,612	$71,921	$254,927

Net (charge) credit for transfer of funds	(5,047)	49,786	(44,739)

Interest expense	(38,966)	(105,387)		(144,353)

Net interest income	64,381	19,011	27,182	110,574

Provision for loan losses	(27,243)		(5,557)	(32,800)

Segment income	$37,138	$19,011	$21,625	$77,774

Average earning assets	$1,895,539	$2,299,078	$1,694,546	$5,889,163

		Treasury and	Commercial
	Retail	Investments	Corporate	Total

For the quarter ended June 30, 2000:

Interest income	$54,637	$33,226	$24,584	$112,447

Net (charge) credit for transfer of funds	(2,407)	19,720	(17,313)

Interest expense	(17,912)	(46,198)		(64,110)

Net interest income	34,318	6,748	7,271	48,337

Provision for loan losses	(8,747)		(2,411)	(11,158)

Segment income	$25,571	$6,748	4,860	$37,179

Average earning assets	$1,827,790	$1,953,546	$1,053,111	$4,834,447

For the period ended June 30, 2000:

Interest income	$107,164	$62,971	$47,493	$217,628

Net (charge) credit for transfer of funds	(4,225)	36,285	(32,060)

Interest expense	(34,771)	(86,200)		(120,971)

Net interest income	68,168	13,056	15,433	96,657

Provision for loan losses	(14,593)		(8,585)	(23,178)

Segment income	$53,575	$13,056	$6,848	$73,479

Average earning assets	$1,782,291	$1,869,635	$1,014,639	$4,666,565

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income:

Total income for segments	$40,300	$37,179	$77,775	$73,479

Other income	14,341	11,784	30,824	23,232

Operating expenses	(30,217)	(28,565)	(60,036)	(56,267)

Income taxes	(4,252)	(3,921)	(8,590)	(7,615)

Income before cumulative effect of	—	—	—	—

accounting change	20,172	16,477	39,973	32,829

Cumulative effect of accounting change			(1,015)	—

Total consolidated net income	$20,172	$16,477	$38,958	$32,829

Average assets:

Total average earning assets for segments	$5,982,126	$4,834,447	$5,889,164	$4,666,565

Average non earning assets	370,904	256,608	329,687	241,302

Total consolidated average assets	$6,353,030	$5,091,055	$6,218,851	$4,907,867

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Condensed income statements (in thousands):

Interest income	$126,177	$112,447	$254,928	$217,628

Interest expense	68,077	64,110	144,353	120,970

Net interest income	58,100	48,337	110,575	96,658

Provision for loan losses	17,800	11,158	32,800	23,178

Net interest income after provision for loan losses	40,300	37,179	77,775	73,480

Other income	11,403	9,507	21,298	18,442

Gain on sale of investments	2,938	2,277	9,527	4,790

Other operating expense	30,219	28,565	60,037	56,269

Income before income tax expense and cumulative effect of accounting change	24,424	20,398	48,563	40,443

Income tax expense	4,252	3,921	8,590	7,615

Income before cumulative effect of accounting change	20,172	16,477	39,973	32,828

Cumulative effect of accounting change	—	—	(1,015)	—

Net income	$20,172	$16,477	$38,958	$32,828

Per common share results-diluted:

Income before cumulative effect of accounting change	$0.64	$0.55	$1.26	$1.08

Cumulative effect of accounting change	—	—	(0.04)	—

Net income per common share — diluted	$0.64	$0.55	$1.22	$1.08

Selected financial ratios (in percent):

Average yield on earning assets (1)	8.77	9.28	8.93	9.29

Cost of interest bearing liabilities	4.92	5.68	5.34	5.57

Interest rate spread (1)	3.85	3.60	3.59	3.72

Net interest margin (1)	4.28	4.13	4.06	4.27

Net income to average total assets	1.27	1.29	1.25	1.34

Net income to average total equity	17.39	22.57	17.00	22.79

Net income to average common equity	22.91	29.46	22.33	29.91

Average equity to average total assets	7.30	5.73	7.37	5.87

Dividend payout ratio	20.39	19.95	21.22	20.13

Efficiency ratio (2)	41.71	47.51	42.46	46.93

	June 30,	December 31,
	2001	2000

Regulatory capital ratios (in percent):

Total capital to risk weighted assets	15.70	14.43

Tier 1 capital to risk weighted assets	12.83	11.23

Tier 1 capital to average assets	8.50	7.28

Balance sheet data (in thousands):

Loans receivable	$3,857,495	$3,498,198

Allowance for loan losses	84,009	76,919

Investments	2,350,774	2,233,216

Total assets	6,430,698	5,919,657

Deposits	3,689,365	3,345,984

Borrowings	2,119,351	2,069,484

Total common equity	292,481	269,461

Total equity	550,481	434,461

Book value per common share	$11.00	$10.20

Number of full service branches	49	48

Loan origination offices	42	38

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

     RESULTS OF OPERATIONS

     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its earning assets, including investment securities and loans, and the interest expense on its interest bearing liabilities including deposits and borrowings. The Corporation’s results of operations also depend on the provision for loan losses; other income, mainly service charges and fees on loans; operating expenses, such as personnel, occupancy and other costs; and on gains on sales of securities.

     For the quarter ended on June 30, 2001, the Corporation recorded earnings of $20,171,799 or $0.64 per common share (basic and diluted), a per share increase of 16% as compared to earnings of $ 16,477,355 or $0.55 per common share (basic and diluted) for the second quarter of 2000. Earnings for the six months ended on June 30, 2001 amounted to $38,957,606 or $1.23 per common share (basic) and $1.22 per common share (diluted), as compared to earnings of $32,828,439 or $1.08 per common share (basic and diluted) for the same period of 2000. On a per share basis-diluted, earnings for the six months ended on June 30, 2001 increased by 13% as compared to earnings for the six months ended on June 30, 2000.

Net Interest Income

     Net interest income for the three and six months ended on June 30, 2001 increased by $9.8 million and $13.9 million, respectively, as compared with the same periods in 2000; or by $13.3 million and $17.7 million on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.85% and 4.28%, respectively, for the second quarter of 2001 as compared to 3.60% and 4.13%, respectively, for the second quarter of 2000. The interest rate spread and net interest margin on a taxable equivalent basis, amounted to 3.59% and 4.06%, respectively, for the six months ended on June 30, 2001 as compared to 3.72% and 4.27%, respectively, for the six months ended on June 30, 2000.

     Part I of the following table presents average volumes and rates on a taxable equivalent basis and Part II describes the respective extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s interest income and interest expense during the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rates), (ii) changes in rate (changes in rate multiplied by old volumes). Rate-volume variances (changes in rate multiplied by the changes in volume) have been allocated to the changes in volume and changes in rate based upon their respective percentage of the combined totals.

PART I	Three months ended June 30,

	Average volume		Interest income (1) / expense			Average rate (1)

	2001	2000	2001	2000	2001	2000

	(Dollars in thousands)
Earning assets:

Deposits at banks and other short-term investments	$29,386	$8,630	$307	$125	4.19%	5.81%

Government obligations	571,042	519,694	9,071	8,801	6.37%	6.81%

Mortgage backed securities	1,412,891	1,460,981	26,622	25,708	7.56%	7.08%

FHLB stock	22,891	17,827	315	308	5.52%	6.95%

Other investment	296,205	39,477	6,440	856	8.72%	8.72%

Total investments	2,332,415	2,046,609	42,755	35,798	7.35%	7.03%

Residential real estate loans	825,260	517,452	16,442	11,179	7.99%	8.69%

Construction	223,284	168,982	4,557	4,196	8.19%	9.99%

Commercial loans	1,523,432	1,150,400	30,182	25,953	7.95%	9.07%

Finance leases	128,155	98,610	3,691	3,005	11.55%	12.26%

Consumer loans	1,037,461	1,023,575	35,152	35,381	13.59%	13.90%

Total loans (2)	3,737,592	2,959,019	90,024	79,714	9.66%	10.83%

Total earning assets	$6,070,007	$5,005,628	$132,779	$115,512	8.77%	9.28%

Interest-bearing liabilities:

Deposits	$3,360,525	$2,686,233	$41,389	$35,913	4.94%	5.38%

Other borrowed funds	1,889,217	1,825,318	23,146	27,772	4.91%	6.12%

FHLB advances	294,523	26,351	3,541	425	4.82%	6.49%

Total interest-bearing liabilities	$5,544,267	$4,537,902	$68,076	$64,110	4.92%	5.68%

Net interest income			$64,703	$51,402

Interest rate spread					3.85%	3.60%

Net interest margin					4.28%	4.13%

	Six months ended June 30,

	Average volume		Interest income (1) / expense			Average rate (1)

	2001	2000	2001	2000	2001	2000

	(Dollars in thousands)
Earning assets:

Deposits at banks and other short-term investments	$17,348	$11,654	$375	$298	4.36%	5.14%

Government obligations	567,671	499,782	19,043	16,580	6.76%	6.67%

Mortgage backed securities	1,450,139	1,393,343	52,396	48,676	7.29%	7.03%

FHLB stock	20,774	17,827	656	598	6.37%	6.75%

Other investment	247,011	44,986	10,512	1,892	8.58%	8.46%

Total investments	2,302,943	1,967,592	82,982	68,044	7.27%	6.95%

Residential real estate loans	790,703	499,230	32,054	21,484	8.17%	8.65%

Construction	217,881	156,503	9,690	7,768	8.97%	9.98%

Commercial loans	1,497,514	1,103,412	62,231	50,009	8.38%	9.11%

Finance leases	126,400	93,519	7,367	5,696	11.75%	12.25%

Consumer loans	1,040,249	1,021,076	70,437	70,717	13.65%	13.93%

Total loans (2)	3,672,747	2,873,740	181,779	155,674	9.98%	10.89%

Total earning assets	$5,975,690	$4,841,332	$264,761	$223,718	8.93%	9.29%

Interest-bearing liabilities:

Deposits	$3,283,354	$2,581,762	$85,654	$67,279	5.26%	5.24%

Other borrowed funds	1,958,174	1,753,204	53,586	52,576	5.52%	6.03%

FHLB advances	205,092	36,105	5,112	1,116	5.03%	6.22%

Total interest-bearing liabilities	$5,446,620	$4,371,071	$144,352	$120,971	5.34%	5.57%

Net interest income			$120,409	$102,747

Interest rate spread					3.59%	3.72%

Net interest margin					4.06%	4.27%

(1)	On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)	Non-accruing loans are included in the average balances.

PART II	Three months ended on June 30,			Six months ended on June 30,
	2001 compared to 2000			2001 compared to 2000

	Variance	Variance		Variance	Variance
	due to	due to	Total	due to	due to	Total
	volume	rate	variance	volume	rate	variance

	(In thousands)
Interest income on earning assets:

Deposits at banks and other short-term investments	$259	$(77)	$182	$135	$(58)	$77

Government obligations	858	(588)	270	2,233	231	2,464

Mortgage backed securities	(846)	1,760	914	1,947	1,773	3,720

FHLB stock	80	(73)	7	96	(38)	58

Other investment	5,584		5,584	8,592	28	8,620

Total investments	5,935	1,022	6,957	13,003	1,936	14,939

Consumer loans	542	(770)	(228)	1,174	(1,454)	(280)

Real estate loans	6,426	(1,164)	5,262	12,190	(1,620)	10,570

Construction loans	1,239	(878)	361	2,883	(961)	1,922

Commercial loans	7,780	(3,551)	4,229	16,781	(4,559)	12,222

Finance leases	883	(197)	686	1,959	(288)	1,671

Total loans	16,870	(6,560)	10,310	34,987	(8,882)	26,105

Total interest income	22,805	(5,538)	17,267	47,990	(6,946)	41,044

Interest expense on interest bearing liabilities:

Deposits	8,738	(3,262)	5,476	18,118	257	18,375

Other borrowed funds	926	(5,552)	(4,626)	5,841	(4,831)	1,010

FHLB advances	3,787	(672)	3,116	4,731	(735)	3,997

Total interest expense	13,451	(9,485)	3,966	28,690	(5,309)	23,382

Change in net interest income	$9,354	$3,947	$13,301	$19,300	$(1,637)	$17,662

     Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $6.6 million and $9.8 million for the three and six months ended on June 30, 2001, and of $3.1 million and $6.1 million for the three and six months ended on June 30, 2000. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

     Interest Income

     Interest income increased by $13.7 million and $37.3 million for the three and six months ended on June 30, 2001 as compared to the same periods for 2000. When adjusted to a taxable equivalent basis, interest income increased by $17.3 million and $41.0 million for the three and six months ended on June 30, 2001 as compared to the same periods in 2000. The yield on earning assets, on a taxable equivalent basis, amounted to 8.77% and 9.28% for the three months ended on June 30, 2001 and 2000, respectively, and 8.93% and 9.29% for the six months ended on June 30, 2001 and 2000, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets. The average volume of earning assets increased by $1,064.4 million and $1,134.4 million for the three and six months ended on June 30, 2001, as compared to the same periods in 2000.

     The average volume of total investments increased by $285.8 million and $335.4 million for the three and six months period ended on June 30, 2001 as compared with the same periods in 2000, mostly concentrated in government obligations, mortgage backed securities and other investments.

     The average volume of the loan portfolio increased by $778.6 million and $799 million for the three and six months ended on June 30, 2001 as compared with the same periods in 2000, mostly concentrated in real estate and commercial loans. Residential real estate, construction loans, commercial loans, finance leases and consumer loans increased by $291.5 million, $61.4 million, $394.1 million, $32.9 million and $19.2 million, respectively, for the six months ended on June 30, 2001 as compared to the same period in 2000. The increase in the commercial real estate, construction and commercial loans portfolio resulted from the Corporation’s strategy of diversifying its asset base.

     Interest Expense

     Interest expense increased by $4.0 million and $23.4 million for the three and six months ended on June 30, 2001 as compared with the amounts recorded in the same periods of 2000. The increase in interest expense due to volume amounted to $13.5 million and $28.7 million for the three and six months ended on June 30, 2001 as compared to the same periods ended on June 30, 2000. The cost of interest bearing liabilities decreased from 5.68% and 5.57% for the three and six months period ended on June 30, 2000 to 4.92% and 5.34% for the three and six months period ended on June 30, 2001.

Provision for Loan Losses

     For the three and six months ended on June 30, 2001, the Corporation provided $17.8 million and $32.8 million, respectively, for possible loan losses, as compared to $11.2 million and $23.2 million for the same periods of 2000. The increase in the provision for loan losses was due to the growth of the total loan portfolio.

     The Corporation maintains an allowance for loan losses on its portfolio at a level that Management considers adequate to provide for probable losses in the portfolio based upon an evaluation of known and inherent risks. The Corporation establishes a quarterly allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, value of the underlying collateral, financial condition of the borrowers and other pertinent factors. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico economy, may contribute to delinquencies and defaults thus necessitating additional reserves.

The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in thousands)
Allowance for loan losses, beginning of period	$77,639	$73,504	$76,919	$71,784

Provision for loan losses	17,800	11,158	32,800	23,178

Loans Charge-Offs:

Residential real estate			(107)

Commercial	(2,160)	(1,003)	(7,185)	(1,800)

Finance leases	(689)	(721)	(1,352)	(1,225)

Consumer	(10,501)	(11,504)	(20,625)	(23,380)

Total charge-offs	(13,350)	(13,229)	(29,269)	(26,406)

Recoveries of loans previously charged-off:

Commercial	21	95	82	137

Finance leases	42	61	96	116

Consumer	1,857	2,511	3,381	5,291

Total recoveries	1,920	2,667	3,559	5,544

Net charge-offs	(11,430)	(10,562)	(25,710)	(20,862)

Allowance for loan losses, end of period	$84,009	$74,100	$84,009	$74,100

Allowance for loan losses to total loans	2.18%	2.42%	2.18%	2.42%

Net charge-offs annualized to average loans outstanding during the period	1.22%	1.43%	1.40%	1.45%

Other Income

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in thousands)
Service charges on deposit accounts	$2,385	$2,207	$4,770	$4,615

Other fees on loans	5,171	4,335	9,795	7,743

Fees on loans serviced for others	120	125	233	284

Mortgage banking activities	708		714

Rental income	559	537	1,096	1,035

Other commissions	702	88	802	571

Other operating income	1,758	2,047	3,888	3,607

Subtotal	11,403	9,339	21,298	17,855

Gain on sale of investments	2,938	2,277	9,527	4,790

Trading income		168		587

Total	$14,341	$11,784	$30,825	$23,232

     Other income primarily consists of service charges on deposit accounts, fees on loans, commissions derived from various banking activities, the results of trading activities and gains on sale of investments. Service charges on deposit accounts represent an important and stable source of other income for the Corporation. Other fees on loans consist mainly of credit card fees and late charges collected on loans. The increase in this source of income to $5.2 million and $9.8 million for the three and six months ended on June 30, 2001, respectively, from $4.3 million and $7.7 million during the same periods in 2000 was due to fees generated on the increased portfolio of loans, and to the elimination on the prohibition of certain credit card fees in Puerto Rico. Fees on loans serviced for others reflect servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized.

     Mortgage banking activities income is the result of a sale of a portfolio of mortgage loans to Fannie Mae during the second quarter of 2001.

     The Corporation’s second tier subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

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

     The gains on sale of investment securities reflect market opportunities that arose and that are in consonance to the Corporation’s investment policies.

Other Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in thousands)
Employees’ compensation and benefits	$13,463	$12,953	$26,593	$25,413

Occupancy and equipment	6,018	5,736	11,828	11,175

Taxes and insurance	1,936	1,607	3,818	3,196

Net cost (gain) of operations and disposition of other real estate owned	27	19	128	55

Professional fees	619	629	1,164	1,348

Servicing and processing fees	1,188	1,444	2,503	2,958

Communications	1,368	1,374	2,659	2,737

Supplies and printing	325	281	658	618

Other	5,274	4,522	10,686	8,769

Total	$30,218	$28,565	$60,037	$56,269

     Operating expenses increased to $30.2 million and $60.0 million for the three and six months ended June 30, 2001, respectively, as compared to $28.6 million and $56.3 million for the same periods in 2000. The increase in operating expenses for 2001 is mainly the result of the investments made in new technology, the general growth in the subsidiary Bank’s operations and the acquisition of a new branch in U.S. Virgin Islands (FVI).

     Management’s goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income, was 42.5% for the six months period ended June 30, 2001 as compared to 46.9% for the same period last year.

Provision for Income Tax

     The provision for income tax amounted to $8.6 million (or 17.7% of pretax earnings) for the six months ended on June 30, 2001 as compared to $7.6 million (or 18.8% of pretax earnings) for the same period in 2000. The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in obligations and loans exempt from federal and Puerto Rico income taxes.

     FINANCIAL CONDITION

Assets

     Total assets as of June 30, 2001 amounted to $6,431 million, an increase of $511 million as compared to total assets as of December 31, 2000 of $5,920 million. The increase was mainly the result of an increase of $359 million in total loans and $118 million in total investments.

     The composition of loans receivable:

	June 30,	December 31,	Increase
	2001	2000	(Decrease)

	(Dollars in thousands)
Residential real estate loans	$849,713	$746,792	$102,921

Commercial real estate loans	540,248	438,321	101,927

Construction loans	229,777	203,955	25,822

Commercial loans	1,071,390	947,709	123,681

Total commercial	1,841,415	1,589,985	251,430

Finance leases	129,830	122,883	6,947

Consumer and other loans	1,036,537	1,038,538	(2,001)

Total	$3,857,495	$3,498,198	$359,297

     The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $816.9 million and repayments and other adjustments of $457.6 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans and residential real estate loans. This resulted in an increase of $251.4 million in the commercial loan portfolio and of $102.9 million in residential real estate loans. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $6.9 million.

Non-performing Assets

     Total non-performing assets are the sum of non-accruing loans, OREO’s and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

     At June 30, 2001, total non-performing assets amounted to $68.4 million (1.06% of total assets) as compared to $74.1 million (1.25% of total assets) at December 31, 2000 and $57.4 million (1.22% of total assets) at December 31, 1999. The Corporation’s reserve to non-performing loans ratio was 136.0% at June 30, 2001 as compared to 113.6% and 133.4% at December 31, 2000 and 1999, respectively.

     Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

     The following table presents non-performing assets at the dates indicated:

	June 30,	December 31,
	2001	2000	1999

	(Dollars in thousands)
Non-accruing loans:

Residential real estate	$14,539	$15,977	$8,633

Commercial and commercial real estate	25,967	31,913	17,975

Finance leases	2,054	2,032	2,482

Consumer	19,210	17,794	24,726

	61,770	67,716	53,816

Other real estate owned (OREO)	3,193	2,981	517

Other repossessed property	3,392	3,374	3,112

Total non-performing assets	$68,355	$74,071	$57,445

Past due loans	$19,128	$16,358	$13,781

Non-performing assets to total assets	1.06%	1.25%	1.22%

Non-performing loans to total loans	1.60%	1.94%	1.96%

Allowance for loan losses	$84,009	$76,919	$71,784

Allowance to total non-performing loans	136.00%	113.59%	133.39%

     Non-accruing Loans

     Residential Real Estate Loans — The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management’s understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $14.5 million (1.71% of total residential real estate loans) at June 30, 2001, as compared to $16 million (2.14% of total residential real estate loans) and $8.6 million (1.82% of total residential real estate loans) at December 31, 2000 and 1999, respectively. The increase for the period ended on June 30, 2001 and the year 2000 as compared to the year ended 1999 is mainly due to the portfolio acquired from FVI.

     Commercial Loans — The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $26 million (1.41% of total commercial loans) at June 30, 2001 as compared to $31.9 million (2.01% of total commercial loans) and $18 million (1.55% of total commercial loans) at December 31, 2000 and 1999, respectively. At June 30, 2001, there were only two non-accruing commercial loans of over $1 million, one is a $2.4 million and another of $1.4 million.

     Finance Leases — Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2.1 million (1.58% of total finance leases) at June 30, 2001, as compared to $2 million (1.65% of total finance leases) and $2.5 million (2.90% of total finance leases) at December 31, 2000 and 1999, respectively.

     Consumer Loans — Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

     Non-accruing consumer loans amounted to $19.2 million (1.85% of the total consumer loan portfolio) at June 30, 2001, $17.8 million (or 1.71% of the total consumer loan portfolio) at December 31, 2000 and $24.7 million (or 2.41% of the total consumer loan portfolio) at December 31, 1999.

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

Sources of Funds

     As of June 30, 2001, total liabilities amounted to $5,880 million, an increase of $395 million as compared to $5,485 million as of December 31, 2000. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $343 million; (2) an increase in advances from FHLB of $227 million; net of (3) a decrease in federal funds and securities sold under agreements to repurchase of $171 million.

     The Corporation maintains unsecured standby lines of credit with other banks. At June 30, 2001, the Corporation’s total unused lines of credit with these banks amounted to approximately $158,500,000 (2000 — $133,500,000). At June 30, 2001, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $21,280,606 (2000 - $66,841,562).

Capital

     Total stockholders’ equity as of June 30, 2001 amounted to $550 million, increasing by $116 million from the amount as of December 31, 2000. The increase was mainly the result of earnings for the period ended on June 30, 2001 of $39 million, the issuance of 3,720,000 shares of preferred stock at $90 million, the issuance of 234,000 shares of common stock through the exercise of stock options at a total cost of $1,355,211, reduced by dividends paid of $13 million, and the repurchase of 61,300 shares of common stock at a total cost of $1,317,388.

     The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

     Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio) and ratios of Tier 1 and total capital to risk-weighted assets, as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk weighting factors to the Corporation’s assets, which vary from 0% to 100% depending on the nature of the asset.

     At June 30, 2001 and December 31, 2000, the Corporation was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

	Regulatory requirements

			For capital
	Actual		Adequacy purposes		To be well capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2001 (Dollars in thousands) Total Capital (to Risk-Weighted Assets):

First BanCorp	$653,658	15.70%	$333,062	8%	$416,327	10%

FirstBank	571,023	13.91%	328,499	8%	410,624	10%

Tier I Capital (to Risk-Weighted Assets):

First BanCorp	$534,042	12.83%	$166,531	4%	$249,796	6%

FirstBank	452,112	11.01%	164,250	4%	246,374	6%

Tier I Capital (to Average Assets):

First BanCorp	$534,042	8.50%	$188,404	3%	$314,006	5%

FirstBank	452,112	7.28%	186,275	3%	310,458	5%

At December 31, 2000

Total Capital (to Risk-Weighted Assets):

First BanCorp	$536,402	14.43%	$297,280	8%	$371,600	10%

FirstBank	469,774	12.76%	294,516	8%	368,145	10%

Tier I Capital (to Risk-Weighted Assets):

First BanCorp	$417,203	11.23%	$148,640	4%	$222,960	6%

FirstBank	351,001	9.53%	147,258	4%	220,887	6%

Tier I Capital (to Average Assets):

First BanCorp	$417,203	7.28%	$172,042	3%	$286,736	5%

FirstBank	351,001	6.18%	170,307	3%	283,846	5%

Dividends

     During the period ended June 30, 2001, the Corporation declared two quarterly cash dividends of $0.13 per common share representing a 18% increase over the two quarterly cash dividends of $0.11 per common share declared for the same period in 2000. Total dividends declared per common share for the period ended on June 30, 2001 amounted to $6.9 million for an annualized dividend payout ratio of 21.22% as compared to $6 million for the period ended June 30, 2000 (or a 20.13% dividend payout ratio). Dividends declared on preferred stock amounted to $6.3 million for the period ended on June 30, 2001 as compared to $3.2 million for the same period last year.

Liquidity

     Liquidity refers to the level of cash and eligible investments readily available to meet loan and investment commitments, potential deposit outflows and debt repayments. The Corporation’s liquidity position and liquidity targets are reviewed on a weekly basis by the Asset Liability Management and Investment Committee, using measures of liquidity developed by Management.

     The Corporation’s principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other financial institutions. The Investment Committee reviews credit availability on a regular basis. In addition, the Corporation has securitized and sold auto and mortgage loans as a supplementary source of funding. Commercial paper had also provided additional funding.

The Corporation has obtained long-term funding through the issuance of notes and long-term institutional certificates of deposit. The Corporation’s principal uses of funds are the origination of loans and investments, and the repayment of maturing deposit accounts and borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required herein is incorporated by reference from page 40 of the annual report to security holders for the year ended December 31, 2000.

PART II — OTHER INFORMATION

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

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp.

Name of the Corporation

Date: August 14, 2001	By:	/s/ Angel Alvarez-Perez, Esq.

Angel Alvarez-Perez, Esq. Chairman, President and Chief Executive Officer

Date: August 14, 2001	By:	/s/ Annie Astor-Carbonell

Annie Astor-Carbonell Senior Executive Vice President and Chief Financial Officer