Form 10-Q
period 2001-09-30
FIRST BANCORP /PR/
filed 2001-11-13
CIK 1057706

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q Quarterly Report Pursuant to Section 130 of the Securities Exchange Act of 1934 For the Quarter ended Commission File 001-14793 --------- September 30, 2001 ___________________ First BanCorp. (Exact name of Corporation as specified in its charter) Puerto Rico 66-0561882 ------------------------------ -------------- (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.) 1519 Ponce de Leon Avenue, Stop 23 Santurce, Puerto Rico 00908 ------------------------------------ -------- (Address of principal office) (Zip Code) Corporation's telephone number, including area code: (787) 729-8200 Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ Number of shares of the Corporation's Common Stock outstanding as of November 12, 2001 26,571,952
                                  FIRST BANCORP
                                   [CONTENTS]

PART I.  FINANCIAL INFORMATION                                                  PAGE

                  Item 1. Financial Statements:

                  Consolidated Statements of Financial
                     Condition as of  September 30, 2001 and
                     December 31, 2000.................................................................3

                  Consolidated Statements of Income for the
                     three and nine months ended on September 30, 2001 and 2000........................4
 .
                  Consolidated Statements of Cash Flows
                     for the nine months ended on September 30, 2001 and 2000..........................5

                  Consolidated Statements of Changes in Stockholders' Equity for
                     the nine months ended on September 30, 2001 and the year
                     ended on December 31, 2000......................................................  6

                  Consolidated Statements of Comprehensive Income for the
                     three and nine months ended on September 30, 2001 and 2000........................7

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

PART II. OTHER INFORMATION

                  Item 1. Legal Proceedings...........................................................32

                  Item 2. Changes in Securities.......................................................32

                  Item 3. Defaults Upon Senior Securities.............................................32

                  Item 4. Submission of Matters to a Vote

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                                                  September 30, 2001    December 31, 2000
Assets
Cash and due from banks                                               $   177,247,390      $    63,372,591
                                                                      ---------------      ---------------
Money market instruments                                                  143,049,815            2,020,348
                                                                      ---------------      ---------------
Investment securities available for sale, at market:
    Securities pledged that can be repledged                            2,792,088,288        1,621,457,451
    Other investment securities                                           239,041,949          280,205,723
                                                                      ---------------      ---------------
        Total investment securities available for sale                  3,031,130,237        1,901,663,174
                                                                      ---------------      ---------------
Investment securities held to maturity, at cost:
    Securities pledged that can be repledged                              176,607,408          268,432,581
    Other investment securities                                            33,569,422           42,562,921
                                                                      ---------------      ---------------
        Total investment securities held to maturity                      210,176,830          310,995,502
                                                                      ---------------      ---------------
Federal Home Loan Bank (FHLB) stock                                        22,890,600           18,536,500
                                                                      ---------------      ---------------
Loans available for sale                                                    1,964,941
Loans receivable                                                        3,985,646,348        3,498,198,207
                                                                      ---------------      ---------------
    Total loans                                                         3,987,611,289        3,498,198,207
Allowance for loan losses                                                 (86,269,747)         (76,918,973)
                                                                      ---------------      ---------------
    Total loans - net                                                   3,901,341,542        3,421,279,234
                                                                      ---------------      ---------------
Other real estate owned                                                     1,990,417            2,981,472
Premises and equipment - net                                               76,341,164           72,087,346
Accrued interest receivable                                                38,639,786           27,969,551
Due from customers on acceptances                                             113,343            2,177,043
Other assets                                                              114,997,308           96,573,820
                                                                       --------------       --------------
        Total assets                                                   $7,717,918,432       $5,919,656,581
                                                                       ==============       ==============

Liabilities and Stockholders' Equity
Liabilities:
    Non-interest bearing deposits                                     $   219,633,844      $   232,164,469
    Interest bearing deposits                                           3,666,548,262        3,113,819,927
    Federal funds purchased and securities
      sold under agreements to repurchase                               2,741,947,305        1,856,436,127
    Advances from FHLB                                                    294,000,000           67,000,000
    Notes payable                                                          25,000,000           55,500,000
    Bank acceptances outstanding                                              113,343            2,177,043
    Accounts payable and other liabilities                                 73,539,167           67,550,152
                                                                       --------------       --------------
                                                                        7,020,781,921        5,394,647,718
Subordinated notes                                                         84,360,677           90,548,314
                                                                       --------------       --------------
Stockholders' equity:
    Preferred stock                                                       268,500,000          165,000,000
                                                                       --------------       --------------
    Common stock                                                           29,852,552           29,618,552
    Less: Treasury stock (at par value)                                    (3,280,600)          (3,194,400)
                                                                       ---------------      --------------
    Common stock outstanding                                               26,571,952           26,424,152
                                                                       --------------       --------------
    Additional paid-in capital                                             14,214,877           16,567,516
    Capital reserve                                                        50,000,000           50,000,000
    Legal surplus                                                         126,792,514          126,792,514
    Retained earnings                                                     107,646,388           69,275,152
    Accumulated other comprehensive income - unrealized gain
         (loss) on securities available for sale, net of tax               19,050,103          (19,598,785)
                                                                       --------------       --------------
                                                                          612,775,834          434,460,549
                                                                       --------------       --------------
Contingencies and commitments
                                                                       --------------       --------------
        Total liabilities and stockholders' equity                     $7,717,918,432       $5,919,656,581
                                                                       ==============       ==============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                       -------------------                -------------------
                                                                   September 30,  September 30,      September 30,  September 30,
                                                                        2001         2000                 2001          2000
                                                                   ------------   ------------       -------------  -------------
Interest income:
  Loans                                                              $88,413,711    $  85,418,977      $268,729,165    $240,068,892
  Investments                                                         38,780,489       34,654,795       112,736,946      97,034,570
  Dividends on FHLB stock                                                333,287          310,259           989,101         908,616
                                                                    ------------    -------------       -----------    ------------
     Total interest income                                           127,527,487      120,384,031       382,455,212     338,012,078
                                                                   -------------    -------------       -----------    ------------

Interest expense:
  Deposits                                                            39,083,119       41,206,160       124,737,078     108,485,381
  Short term borrowings                                               24,290,252       29,386,202        77,950,019      77,729,760
  Long term borrowings                                                 2,165,577        2,754,188         7,204,788       8,101,813
                                                                   -------------    -------------       -----------    ------------
     Total interest expense                                           65,538,948       73,346,550       209,891,885     194,316,954
                                                                   -------------    -------------       -----------    ------------
     Net interest income                                              61,988,539       47,037,481       172,563,327     143,695,124
                                                                   -------------    -------------       -----------    ------------

Provision for loan losses                                             12,790,000       11,565,500        45,590,000      34,743,500
                                                                   -------------    -------------       -----------    ------------

Net interest income after provision
 for loan losses                                                      49,198,539       35,471,981       126,973,327     108,951,624
                                                                   -------------    -------------       -----------    ------------

Other income:
  Service charges on deposit accounts                                  2,318,435        2,070,993         7,088,680       6,685,821
  Fees on loans serviced for others                                        4,212          128,007           236,859         412,338
  Other fees on loans                                                  4,734,553        5,605,491        14,529,323      13,348,169
  Mortgage banking activities                                            268,604           (3,398)          982,547          (3,398)
  Trading income                                                                                                            419,367
  Gain on sale of investments                                            189,043        1,855,368         9,715,819       6,812,772
  Other operating income                                               3,090,670        3,640,679         8,876,650       8,853,986
                                                                   -------------    -------------       -----------    ------------
     Total other income                                               10,605,517       13,297,140        41,429,878      36,529,055
                                                                   -------------    -------------       -----------    ------------

Other operating expenses:
  Employees' compensation and benefits                                13,864,869       12,642,990        40,457,394      38,055,926
  Occupancy and equipment                                              6,349,778        5,670,479        18,177,418      16,845,794
  Taxes and insurance                                                  2,221,876        1,840,870         6,039,631       5,037,206
  Other                                                                7,572,303        8,332,503        25,371,148      24,816,452
                                                                   -------------    -------------       -----------     -----------
     Total other operating expenses                                   30,008,826       28,486,842        90,045,591      84,755,378
                                                                   -------------    -------------       -----------     -----------
Income before income tax provision and
 cumulative effect of accounting change                               29,795,230       20,282,279        78,357,614      60,725,301
Income tax provision                                                   6,775,771        3,583,067        15,365,662      11,197,649
                                                                   -------------    -------------       -----------     -----------
Income before cumulative effect of accounting change                  23,019,459       16,699,212        62,991,952      49,527,652
Cumulative effect of accounting change, net of tax                                                       (1,014,889)
                                                                   -------------    ----------------   ------------     -----------
Net income                                                          $ 23,019,459     $ 16,699,212      $ 61,977,063    $ 49,527,652
                                                                   =============    =============      ============    ============

Net income available to common stockholders                         $ 17,932,261     $ 15,096,089      $ 50,552,366    $ 44,718,278
                                                                   =============    =============      ============    ============

Net income per common share- basic:
Income before cumulative effect of accounting change                 $      0.67     $       0.56      $       1.94    $       1.65
Cumulative effect of accounting change                                                                        (0.04)
                                                                    ------------     ------------      ------------    ------------
Earnings per common share-basic                                      $      0.67     $       0.56      $       1.90    $       1.65
                                                                    ============     ============      ============    ============

Net income per common share-diluted:
Income before cumulative effect of accounting change                 $      0.67     $       0.56      $       1.93    $       1.64
Cumulative effect of accounting change                                                                        (0.04)
                                                                    ------------     ------------      ------------    ------------
Earnings per common share-diluted                                    $      0.67     $       0.56      $       1.89    $       1.64
                                                                    ============     ============      ============    ============

Dividends declared per common share                                  $     0. 13     $       0.11      $       0.39    $       0.33
                                                                    ============     ============      ============    ============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                             Nine Months           Nine Months
                                                                                Ended                Ended
                                                                         September 30, 2001   September 30, 2000
                                                                        -------------------   ------------------
Cash flows from operating activities:
  Net income                                                              $   61,977,063       $   49,527,652
                                                                          --------------       --------------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation                                                                7,106,171           6,661,739
    Provision for loan losses                                                  45,590,000          34,743,500
    Increase (decrease) in taxes payable                                        9,801,322         (17,868,623)
   Increase in deferred tax asset                                              (4,091,268)         (3,425,535)
    Increase  in accrued interest receivable                                  (10,670,236)         (9,296,174)
    Increase in accrued interest payable                                        3,159,277           9,567,608
    Amortization of deferred net loan fees                                        553,246            (123,418)
    Gain on sale of investments                                                (9,715,819)         (6,812,772)
    Gain on sale of loans                                                        (982,547)
   Net originations of loans available for sale                                (1,964,941)
    Decrease  in other assets                                                  15,652,409           2,313,808
    (Decrease) increase in other liabilities                                   (5,025,891)         17,840,587
                                                                           --------------       -------------
   Total adjustments                                                           49,411,723          33,600,720
                                                                           --------------       -------------
   Net cash provided by operating activities                                  111,388,786          83,128,372
                                                                           --------------       -------------
Cash flows from investing activities:
  Principal collected on loans                                                653,641,510         311,376,874
  Loans originated                                                           (911,336,096)       (930,730,675)
  Purchase of loans                                                          (317,135,682)
  Proceeds from sale of loans                                                  35,297,796
  Proceeds from sale of investments available for sale                        813,656,020          53,576,672
  Purchase of securities held to maturity                                    (180,699,992)         (5,191,185)
  Purchase of securities available for sale                                (8,656,408,851)     (3,619,717,784)
  Principal repayments and  maturities of securities held to maturity          74,529,997
  Principal repayments of  securities available for sale                    6,981,593,770       3,236,071,442
  Additions to premises and equipment - net                                   (11,359,989)        (14,051,494)
  Purchase of FHLB stock                                                       (4,354,100)           (710,000)
                                                                           --------------      --------------
  Net cash used in investing activities                                    (1,522,575,617)       (969,376,150)
                                                                           --------------      --------------
Cash flows from financing activities:
  Net increase in deposits                                                    518,406,501         657,026,541
  Net increase in federal funds purchased and securities
    sold under repurchase agreements                                          881,323,090         366,221,305
  FHLB advances taken                                                         227,000,000           7,600,000
  Payments of notes payable                                                   (36,687,637)         (1,069,753)
  Payment of other borrowings                                                                    (137,984,084)
  Change in debt securities issuance cost                                      (1,640,191)           (276,288)
  Dividends                                                                   (21,805,442)        (13,707,316)
  Exercise of stock options                                                     1,355,211              93,750
  Issuance of preferred stock                                                 100,069,250
  Treasury stock acquired                                                      (1,929,685)        (30,086,590)
                                                                            -------------      --------------
   Net cash provided by financing activities                                1,666,091,097         847,817,565
                                                                            -------------      --------------
  Net increase (decrease) in cash and cash equivalents                        254,904,266         (38,430,213)
  Cash and cash equivalents at beginning of period                             65,392,939          93,484,993
                                                                            -------------      --------------
  Cash and cash equivalents at end of period                               $  320,297,205     $    55,054,780
                                                                           ==============     ===============
Cash and cash equivalents include:
   Cash and due from banks                                                 $  177,247,390     $    52,610,836
   Money market instruments                                                   143,049,815           2,443,944
                                                                           --------------     ---------------
                                                                           $  320,297,205     $    55,054,780
                                                                           ==============     ===============
---------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period
  for:
    Interest                                                                 $206,732,608       $184,749,346
    Income taxes                                                                7,762,654         25,151,900

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                                                                                                       Accumulated
                                                             Additional                                                   other
                                 Preferred     Common         paid-in      Capital       Legal            Retained    comprehensive
                                   stock       stock          capital      reserve       surplus          earnings     income (loss)
                               -----------  ------------    -----------  -----------    -----------    -------------- -------------

December 31, 1999              $90,000,000   $28,060,552    $19,863,466  $40,000,000   $126,792,514     $58,834,676  $(68,648,959)

Net income                                                                                               67,275,609
Other comprehensive income                                                                                             49,050,174
Issuance of preferred stock     75,000,000                   (2,562,500)
Addition to capital reserve                                               10,000,000                    (10,000,000)
Treasury stock acquired                       (1,642,400)      (821,200)                                (27,622,992)
Stock options exercised                            6,000         87,750
Cash dividends:
    Common stock                                                                                        (11,804,599)
    Preferred stock                                                                                      (7,407,542)
                               -----------    ----------     ----------   ----------    -----------     -----------   -----------
December 31, 2000              165,000,000    26,424,152     16,567,516   50,000,000    126,792,514      69,275,152   (19,598,785)

Net income                                                                                               61,977,063
Other comprehensive income                                                                                             38,648,888
Issuance of preferred stock    103,500,000                   (3,430,750)
Treasury stock acquired                          (86,200)       (43,100)                                 (1,800,385)
Stock options exercised                          234,000      1,121,211
Cash dividends:
    Common stock                                                                                        (10,380,745)
    Preferred stock                                                                                     (11,424,697)
                              ------------   -----------    -----------  -----------   ------------    ------------   -----------
September 30, 2001            $268,500,000   $26,571,952    $14,214,877  $50,000,000   $126,792,514    $107,646,388   $19,050,103
                              ============   ===========    ===========  ===========   ============    ============   ===========

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended                 Nine Months Ended

                                                  September 30,     September 30,     September 30,       September30,
                                                      2001               2000             2001               2000
                                                 ---------------   -------------------------------------------------

Net income                                         $23,019,459        $16,699,212      $61,977,063       $49,527,652
                                                   -----------        -----------      -----------       -----------
Other comprehensive income, net of tax:
Unrealized gain on securities:
      Unrealized holding gains arising
        during the period                           38,404,674          7,723,122       44,941,252        25,054,228
      Less: reclassification adjustment
        for gains included in net income              (141,782)        (1,391,526)      (7,286,864)       (5,109,579)

Cumulative effect of accounting change,

  net of taxes                                                                             994,500
                                                   -----------        -----------      -----------       -----------

Total other comprehensive income                    38,262,892          6,331,596       38,648,888        19,944,649
                                                   -----------        -----------      -----------       -----------

Comprehensive income                              $ 61,282,351        $23,030,808     $100,625,951       $69,472,301
                                                  ============        ===========     ============       ===========

The accompanying notes are an integral part of these statements.
FIRST BANCORP PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 1 - NATURE OF BUSINESS First BanCorp (the Corporation) is a financial holding company subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. FirstBank Puerto Rico (FirstBank or the Bank), the Corporation's bank subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and has 45 full-service banking branches in Puerto Rico and four in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans. Early in the year 2000, the Bank began offering brokerage services in selected branches through an alliance with UBSPaine Webber of Puerto Rico. In addition, through its wholly-owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). First BanCorp is also the parent company of a newly formed subsidiary, FirstBank Insurance Agency. This subsidiary is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico. 2 - ACCOUNTING POLICIES The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles, and, as such, include amounts based on judgments, estimates and assumptions made by Management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 2000 contained in the annual report of the Corporation. In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders' equity include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation's financial position at September 30, 2001, and the results of operations and the cash flows for the three and nine months ended on September 30, 2001 and 2000. The results of operations for the three and nine months ended on September 30, 2001, are not necessarily indicative of the results to be expected for the entire year. New accounting pronouncements During 2001 the Financial Accounting Standards Board has issued the following statements of financial accounting standards (SFAS): SFAS No.141 Business Combinations - This statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of this statement shall apply to all business combinations initiated after June 30, 2001. SFAS No. 142 Goodwill and Other Intangible Assets - This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition or subsequent to their acquisition. The provisions of this statement shall apply in fiscal years beginning after December 15, 2001. Retroactive application is not permitted. SFAS No. 143 Accounting for Obligations Associated with the Retirement of Long-Lived Assets - The objectives of this statement are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets - The scope of this statement is to develop a single accounting model for long-lived assets that are to be disposed of by sale, whether previously held and used or newly acquired. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is presently analyzing the impact, if any, of the adoption of these statements on the consolidated statements of the Corporation. 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, standardizes accounting for derivative instruments by requiring the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Under SFAS No. 133, changes in the fair value of derivative instruments are accounted for in current income or other comprehensive income, depending on their intended use and designation. The Corporation's hedging program includes swaps used to hedge the fair value of certain deposits by converting the cost of the certificates of deposit from fixed to variable. Since the hedging relationship is 100 percent effective, there was no impact on the statement of income nor on comprehensive income on the implementation date or thereafter, because the gain or loss on the swap agreements is completely offset by the loss or gain on the certificates of deposit. The adoption of SFAS No. 133 resulted in a grossing up of the statement of financial condition to reflect the swaps and the certificates of deposit at fair value. At January 1, 2001, a swap asset of $49.6 million was recognized with a corresponding increase in certificates of deposit by the same amount. At September 30, 2001, the swap asset was adjusted to $21.8 million with the corresponding adjustment to certificates of deposit. The swap asset is recorded in other assets. For transactions that qualify for hedge accounting, SFAS No. 133 provides for a matching of the timing of gain or loss recognition on the hedging instrument with the recognition in earnings of (a) the changes in the fair value of the hedged asset, liability, or a firm commitment that are attributable to the hedged risk or (b) the effect of the exposure to the variability of cash flows from the hedged asset, liability, or forecasted transaction. The Corporation entered into interest rate protection agreements (Caps) to limit its exposure to rising interest rates on its borrowings. Under these agreements, the Corporation pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. In accordance with SFAS No. 133, Management designated these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap is carried on the statement of financial condition at fair value with the time value change reflected through the current statement of income. The intrinsic value, if any, is reflected through comprehensive income and is reflected in future statements of income when payments are received from the counterparty. On January 1, 2001, a loss of $1 million (net of its estimated income tax effect) was recognized in the statement of income as a cumulative effect of the adoption of SFAS No. 133. For the period ended on September 30, 2001, a loss of approximately $167,000 was recognized in interest expense on borrowings to adjust the fair value of the caps as of September 30, 2001. 4 - STOCKHOLDERS' EQUITY Common stock Authorized common stock shares at September 30, 2001 and December 31, 2000 were 250,000,000 with a par value of $1.00. At September 30, 2001 the Corporation had 26,571,952 shares outstanding of common stock (December 31, 2000 - 26,424,152). Preferred stock The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation's option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During the period ended on September 30, 2001, the Corporation issued 4,140,000 shares of preferred stock (3,000,000 shares-2000; 3,600,000 shares-1999). The liquidation value per share is $25. Annual dividends of $1.85 per share (issuance of 2001), of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors.
5 - EARNINGS PER COMMON SHARE

         The calculations of earnings per common share for the three and nine months ended on September 30, 2001 and 2000 are as follows:
                                                                  Three months ended              Nine months ended
                                                                        September 30,                September 30,
                                                                  ---------------------------   ------------------------
                                                                     2001            2000          2001         2000
                                                                     ----            ----          ----         ----
(In thousands, except per share data)

Income before cumulative effect of accounting change
 and dividend on preferred stock                                    $23,019        $16,699        $62,992      $49,528
Dividend on preferred stock                                          (5,087)        (1,603)       (11,425)      (4,810)
                                                                    -------        -------        -------      -------
Income before cumulative effect of accounting change                 17,932         15,096         51,567       44,718
Cumulative effect of accounting change                                                             (1,015)
                                                                    -------        -------        -------      -------
Net income available to common stockholders                         $17,932        $15,096        $50,552      $44,718
                                                                    =======        =======        =======      =======

    Earnings per common share - basic:
Weighted average common shares outstanding                           26,594         26,725          26,565       27,117
                                                                   ========       ========         =======      =======

Income before cumulative effect of accounting change              $    0.67      $    0.56        $   1.94    $    1.65
Cumulative effect of accounting change                                                               (0.04)
                                                                  ---------      ---------        ---------   ---------
Earnings per common share - basic                                 $    0.67      $    0.56        $   1.90    $    1.65
                                                                  =========      =========        ========    =========

    Earnings per common share - diluted:
   Weighted average common shares and share equivalents:
    Average common shares outstanding:                               26,594         26,725          26,565       27,117
    Common stock equivalents - Options                                  234            202             180          192
                                                                   --------       --------        --------     --------
            Total                                                    26,828         26,927          26,745       27,309
                                                                   ========       ========        ========     ========

Income before cumulative effect of accounting change              $    0.67      $    0.56       $    1.93    $    1.64
Cumulative effect of accounting change                                                               (0.04)
                                                                  ---------      ---------       ---------    ---------
Earnings per common share-diluted                                 $    0.67      $    0.56       $    1.89    $    1.64
                                                                  =========      =========       =========    =========
Stock options outstanding under the Corporation's stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share - diluted. Common stock equivalents were computed using the treasury stock method. The stock option plan must be recognized either by the fair value based method or the intrinsic value method. The Corporation uses the intrinsic value based method of accounting. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Entities using the intrinsic value based method on awards granted to employees must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. During the nine month periods ended on September 30, 2001 and 2000, no options were granted to buy shares of the Corporation's common stock. 6- INVESTMENT SECURITIES HELD FOR TRADING At September 30, 2001 and December 31, 2000, there were no securities held for trading purposes or options on such securities. During the three and nine months ended on September 30, 2001, there was no net revenue from the sale of trading securities. During the nine months ended on September 30, 2000, the net gain from the sale of trading securities amounted to $419,367. These earnings were included as trading income. No net revenue from the sale of trading securities was recorded during the quarter ended on September 30, 2000. 7 - INVESTMENT SECURITIES The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:
Investment securities available for sale

                                                   September 30, 2001                                           December 31, 2000
                            -------------------------------------------------------------------------------------------------------
                                                                    Weighted                                            Weighted
                              Amortized    Unrealized       Market  average   Amortized     Unrealized         Market   average
                                          ------------                                      -----------
                                cost     gains  (losses)      value  yield%     cost       gains (losses)      value     yield%
                             ---------   -----  -------     -------  -------   -------     ----- -------       ------   --------
U.S. Treasury Securities:                                         (Dollars in thousands)
     Within 1 year          $   2,530  $  51              $  2,581    6.50    $    499   $    2              $     501    6.04
     After 1 to 5 years                                                          2,630       33                  2,663    6.49
     After 5 to 10 years                                                        39,624           $  (718)       38,906    4.89
     After 10 years            20,023          $  (729)     19,294    5.24      67,555              (455)       67,100    5.50
Obligations of other U.S.
 Government Agencies:
     Within 1 year            324,058             (435)    323,623    2.84     240,341       46                240,387    6.76
     After 1 to 5 years                                                         31,705      144                 31,849    7.86
     After 5 to 10 years          500               (2)        498    5.59      29,988      217                 30,205    7.81
     After 10 years            85,926    813        (5)     86,734    7.55      53,593      322   (3,302)       50,613    7.66
Puerto Rico Government
 Obligations:
     After 1 to 5 years        20,000                       20,000    3.62      20,000                          20,000    7.41
     After 5 to 10 years        4,450    102                 4,552    6.19         429               (11)          418    6.65
     After 10 years             8,058    462                 8,520    6.51       8,840       39     (254)        8,625    6.51
                             --------  -----   -------    --------            --------    -----  -------      --------
United States and Puerto Rico
 Government Obligations      $465,545 $1,428   $(1,171)   $465,802    3.96    $495,204    $ 803  $(4,740)    $ 491,267    6.69
                             ======== ======   =======    ========            ========    =====  =======     =========

Mortgage backed securities:
  FHLMC certificates:
     Within 1  year        $       11                   $       11    6.58
     After 1 to 5 years           108 $    4                   112    7.04   $     834   $    6           $        840    7.02
     After 5 to 10 years       14,082    708                14,790    7.29       8,088       27                  8,115    6.22
     After 10 years             8,514    269                 8,783    6.97      18,829      282                 19,111    7.00
                           ---------- ------            ----------           ---------   ------              ---------
                               22,715    981                23,696    7.17      27,751      315                 28,066    6.77
                           ---------- ------            ----------           ---------   ------              ---------
 GNMA certificates:
     After 5 to 10 years        3,709     55                 3,764    6.19       4,484          $    (81)        4,403    6.22
     After 10 years         2,255,609 41,388             2,296,997    6.66   1,291,460      593  (13,229)    1,278,824    6.50
                           ---------- ------            ----------           ---------   ------  -------     ---------
                            2,259,318 41,443             2,300,761    6.66   1,295,944      593  (13,310)    1,283,227    6.50
                           ---------- ------            ----------           ---------   ------  -------     ---------
 FNMA certificates:
     After 1 to 5 years           206      5                   211    6.91         375        2                    377    7.29
     After 5 to 10 years          134      6                   140    7.30         125        1                    126    6.84
     After 10 years             7,687    453                 8,140    8.11       9,402      270      (14)        9,658    8.16
                           ----------  -----            ----------           ---------   ------  -------     ---------
                                8,027    464                 8,491    8.07       9,902      273      (14)       10,161    8.11
                           ----------  -----            ----------           ---------   ------  -------     ---------
Mortgage pass through
 certificates:
     After 10 years             2,080     41                 2,121    8.79       2,286       66                  2,352    8.96
                           ----------  -----            ----------           ---------   ------              ---------
Mortgage Backed
 Securities                $2,292,140$42,929            $2,335,069    6.67  $1,335,883   $1,247 $(13,324)   $1,323,806    6.52
                           ========== =======           ==========          ==========   ====== ========    ==========

Other investments:
    Within 1 year           $  10,500 $  270             $  10,770    7.79    $ 19,645   $   84               $ 19,729    7.29
    After 1 to 5 years         46,276         $ (2,641)     43,635    7.96      27,416      295    $(105)       27,606    7.97
    After 5 to 10 years       121,205    909               122,114    7.31      10,522       76                 10,598    7.21
    After 10 years             18,575    284                18,859    7.35       3,211               (60)        3,151    6.31
                            --------- ------ ---------   ---------            --------    -----    -----      --------
Other investments           $196,556  $1,463  $ (2,641)   $195,378    7.49    $ 60,794    $ 455    $(165)     $ 61,084    7.53
                            ========  ====== =========    ========            ========    =====    =====      ========

Equity securities (without
  contractual maturity)      $ 51,489         $(16,608)   $ 34,881    1.36    $ 35,914          $(10,408)      $25,506    1.91
                             ========         ========    ========            ========          =========      =======

Total Investments Securities
Available for Sale         $3,005,730 $45,820 $(20,420) $3,031,130    6.21  $1,927,795   $2,505 $(28,637)   $1,901,663    6.51
                           ========== ======= ========= ==========          ==========   ====== =========   ==========

Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost; therefore it does not give effect to changes in fair value.

Investment securities held to maturity
                                                     September 30, 2001                                December 31, 2000
                              ------------------------------------------------  -------------------------------------------------
                                                                     Weighted                                         Weighted
                               Amortized      Unrealized     Market  average   Amortized      Unrealized     Market    average
                                           ---------------                                 ----------------
                                  cost     gains  (losses)   value    yield%     cost      gains   (losses)   value    yield%
                              ---------    -----  --------  -------- --------   -------   ------    ------  --------  --------

Obligations of U.S.
   Government Agencies:
    After 1 to 5 years                                                         $ 10,000           $   (12)  $  9,988    7.04
     After 10 years            $206,158    $433   $(626)    $205,965   7.38      90,176   $1,340   (5,119)    86,397    7.53
Puerto Rico Government
    Obligations:
    After 10 years                4,019     287                4,306   6.50       3,831               (56)     3,775    6.50
                               --------    ----   -----     --------           --------   ------  -------   --------
United States and Puerto
 Rico Government obligations   $210,177    $720   $(626)    $210,271   7.36    $104,007   $1,340  $(5,187)  $100,160    7.44
                               ========    ====   =====     ========           ========   ======  =======   ========

Mortgage backed securities:
   GNMA certificates
      After 10 years                                                           $206,989   $1,326            $208,315    6.94
                                                                               ========   ======            ========
Total Investment Securities
  Held to Maturity             $210,177    $720   $(626)    $210,271   7.36    $310,996   $2,666  $(5,187)  $308,475    7.11
                               ========    ====   =====     ========           ========   ======  =======   ========
Expected maturities of mortgage backed securities and certain other securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At January 1, 2001, the Corporation transferred a portfolio of $207 million of GNMA certificates held to maturity into the available for sale category. 8 - INVESTMENT IN FHLB STOCK At September 30, 2001 and December 31, 2000, there were investments in FHLB stock with book value of $22,890,600 and $18,536,500, respectively. The estimated market value of such investments is its redemption value. 9- IMPAIRED LOANS At September 30, 2001, the Corporation had $8.1 million ($13.1 million at December 31, 2000) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $2.8 million ($7.8 million at December 31, 2000). The allowance for impairment loans is part of the allowance for loan losses. There were no consumer loans over $1,000,000 considered impaired as of September 30, 2001 and December 31, 2000. The average recorded investment in impaired loans amounted to $10.6 million for the nine months ended on September 30, 2001 (2000 - $8.8 million). Interest income in the amount of approximately $268,200 and $142,000 was recognized on impaired loans for the period ended on September 30, 2001 and 2000, respectively.
10 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:
                                                                            September 30,             December 31,
                                                                                2001                     2000
                                                                         ---------------          ---------------
                                                                                      (In thousands)
Residential real estate loans:
Secured by first mortgages:
    Conventional                                                              $  899,594              $  695,344
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                           22,136                  20,004
       Puerto Rico Housing Bank and Finance Agency                                24,703                  28,037
Secured by second mortgages                                                        8,361                   8,964
                                                                              ----------              ----------
                                                                                 954,794                 752,349
    Deferred net loan fees                                                        (5,175)                 (5,557)
                                                                              ----------              ----------
Residential real estate loans                                                    949,619                 746,792
                                                                              ----------              ----------

Commercial loans:
    Construction loans                                                           233,938                 203,955
    Commercial loans                                                           1,099,778                 947,709
    Commercial mortgage                                                          537,644                 438,321
                                                                              ----------              ----------
Commercial loans                                                               1,871,360               1,589,985
                                                                              ----------              ----------

Finance leases                                                                   129,123                 122,883
                                                                              ----------              ----------

Consumer and other loans:
    Personal                                                                     369,187                 388,696
    Personal lines of credit                                                      12,418                  12,852
    Auto                                                                         515,526                 530,534
    Boat                                                                          35,095                  33,954
    Credit card                                                                  180,050                 174,797
    Home equity reserve loans                                                      1,869                   2,134
    Unearned interest                                                            (78,601)               (104,429)
                                                                              ----------              ----------
Consumer and other loans                                                       1,035,544               1,038,538
                                                                              ----------              ----------
Loans receivable                                                               3,985,646               3,498,198
Loans available for sale                                                           1,965
                                                                              ----------              ----------
Total loans                                                                    3,987,611               3,498,198
Allowance for loan losses                                                        (86,270)                (76,919)
                                                                              ----------              ----------
Total loans-net                                                               $3,901,341              $3,421,279
                                                                              ==========              ==========
11 - SEGMENT INFORMATION The Corporation has three reportable segments: Retail business, Treasury and Investments, and Commercial Corporate business. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation's organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. The Retail business segment is composed of the Corporation's branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in Retail business. The Commercial Corporate segment is composed of commercial loans (including commercial real estate and construction loans) and corporate services such as letters of credit and cash management. Certain small commercial loans originated by the branches were included in the Retail business for the periods ended on September 30, 2000. The Treasury and Investment segment is responsible for the Corporation investment portfolio and treasury functions. The accounting policies of the segments are the same as those described in Note 2 - "Summary of Significant Accounting Policies." The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses. The segments are also evaluated based on the average volume of its earning assets less the allowance for loan losses. The only intersegment transaction is the net transfer of funds between the segments and the Treasury and Investment segment. The Treasury and Investment segment sells funds to the Retail and Commercial Corporate segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Investment and Treasury segment is based on market rates.
The following table presents information about the reportable segments (in thousands):

                                                                                 Treasury and       Commercial
                                                                   Retail         Investments       Corporate       Total
                                                                 ----------------------------------------------------------
For the quarter ended September 30, 2001:
Interest income                                                    $55,055           $39,114         $33,358      $127,527
Net (charge) credit for transfer of funds                           (6,727)           26,690         (19,963)
Interest expense                                                   (16,988)          (48,550)                      (65,538)
Net interest income                                                 31,340            17,254          13,395        61,989
Provision for loan losses                                           (9,454)                           (3,336)      (12,790)
Segment income                                                     $21,886           $17,254         $10,059       $49,199
Average earning assets                                          $1,998,066        $2,550,249      $1,835,692    $6,384,007

For the period ended September 30, 2001:
Interest income                                                   $163,450          $113,726        $105,279      $382,455
Net (charge) credit for transfer of funds                          (11,774)           76,476         (64,702)
Interest expense                                                   (55,955)         (153,937)                     (209,892)
Net interest income                                                 95,721            36,265          40,577       172,563
Provision for loan losses                                          (34,431)                          (11,159)      (45,590)
Segment income                                                    $ 61,290           $36,265         $29,418      $126,973
Average earning assets                                          $1,930,106        $2,383,722      $1,742,112    $6,055,940

                                                                                 Treasury and       Commercial
                                                                   Retail         Investments       Corporate       Total
                                                                -----------------------------------------------------------

For the quarter ended September 30, 2000:
Interest income                                                    $56,707           $34,967         $28,710      $120,384
Net (charge) credit for transfer of funds                           (3,724)           23,181         (19,457)
Interest expense                                                   (18,779)          (54,567)                      (73,346)
Net interest income                                                 34,204             3,581           9,253        47,038
Provision for loan losses                                           (5,974)                           (5,592)      (11,566)
Segment income                                                     $28,230           $ 3,581         $ 3,661      $ 35,472
Average earning assets                                          $1,939,139        $2,048,439      $1,170,986    $5,158,564

For the period ended September 30, 2000:
Interest income                                                   $163,871           $97,938         $76,203      $338,012
Net (charge) credit for transfer of funds                           (7,949)           59,466         (51,517)
Interest expense                                                   (53,549)         (140,767)                     (194,316)
Net interest income                                                102,373            16,637          24,686       143,696
Provision for loan losses                                          (20,567)                          (14,177)      (34,744)
Segment income                                                   $  81,806           $16,637         $10,509      $108,952
Average earning assets                                          $1,834,965        $1,929,671      $1,067,127    $4,831,763

         The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

                                                               Three months ended               Nine months ended
                                                                  September 30,                   September 30,
                                                           -----------------------           ------------------------
                                                              2001           2000                2001          2000
                                                              ----           ----                ----          ----
Net income:
Total income for segments                                 $  49,199      $  35,472            $126,973       $108,952
Other income                                                 10,605         13,297              41,431         36,529
Operating expenses                                          (30,009)       (28,487)            (90,046)       (84,755)
Income taxes                                                 (6,776)        (3,583)            (15,366)       (11,198)
Income before cumulative effect of                        ---------       --------            --------       --------
  accounting change                                          23,019         16,699              62,992         49,528
Cumulative effect of accounting change                                                          (1,015)
                                                          ---------       --------            --------       --------
     Total consolidated net income                        $  23,019      $  16,699            $ 61,977       $ 49,528
                                                          =========      =========            ========       ========

Average assets:
Total average earning assets for segments               $ 6,384,007      $5,158,564         $6,055,940     $4,831,763
Average non earning assets                                  324,810         262,649            326,255        247,218
                                                        -----------      ----------         ----------     ----------
     Total consolidated average assets                  $ 6,708,817      $5,421,213         $6,382,195     $5,078,981
                                                        ===========      ==========         ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA
                                                                    Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
                                                                 ----------------------   ----------------------
                                                                   2001          2000         2001         2000
                                                                 --------       ------    ---------     --------
  Condensed income statements (in thousands):
      Interest income                                            $127,527     $120,384     $382,455     $338,012
      Interest expense                                             65,539       73,347      209,892      194,317
                                                                 --------     --------     --------     --------
      Net interest income                                          61,988       47,037      172,563      143,695
      Provision for loan losses                                    12,790       11,566       45,590       34,744
                                                                 --------     --------     --------     --------
      Net interest income after provision
         for loan losses                                           49,198       35,471      126,973      108,951
      Other income                                                 10,417       11,443       31,714       29,717
      Gain on sale of investments                                     189        1,855        9,716        6,813
      Other operating expense                                      30,009       28,487       90,045       84,755
                                                                 --------     --------     --------     --------
      Income before income tax expense and cumulative
        effect of accounting change                                29,795       20,282       78,358       60,726

      Income tax expense                                            6,776        3,583       15,366       11,198
                                                                 --------     --------     --------     --------
      Income before cumulative effect of accounting change         23,019       16,699       62,992       49,528
      Cumulative effect of accounting change                                                 (1,015)
                                                                 --------     --------     --------     --------
      Net income                                                 $ 23,019     $ 16,699     $ 61,977     $ 49,528
                                                                 ========     ========     ========     ========
  Per common share results-diluted:
      Income before cumulative effect of accounting change       $   0.67     $   0.56     $   1.93     $   1.64
      Cumulative effect of accounting change                                                  (0.04)
                                                                 --------     --------     --------     --------
      Net income per common share - diluted                      $   0.67     $   0.56     $   1.89     $   1.64
                                                                 ========     ========     ========     ========
  Selected financial ratios (in percent):
      Average yield on earning assets (1)                            8.29         9.18         8.70         9.25
      Cost of interest bearing liabilities                           4.46         6.02         5.03         5.73
      Interest rate spread (1)                                       3.83         3.16         3.67         3.52
      Net interest margin (1)                                        4.27         3.69         4.13         4.06
      Net income to average total assets                             1.37         1.23         1.29         1.30
      Net income to average total equity                            15.88        21.26        16.55        22.25
      Net income to average common equity                           22.80        26.94        22.49        28.83
      Average equity to average total assets                         8.64         5.80         7.82         5.84
      Dividend payout ratio                                         19.28        19.45        20.53        19.90
      Efficiency ratio (2)                                          41.34        47.21        42.08        47.03

                                                                                      September 30,     December 31,
                                                                                          2001             2000
                                                                                          ----             ----
Regulatory capital ratios (in percent):
      Total capital to risk weighted assets                                              15.57             14.43
      Tier 1 capital to risk weighted assets                                             12.75             11.23
      Tier 1 capital to average assets                                                    8.23              7.28
Balance sheet data (in thousands):
       Loans receivable                                                             $3,987,611        $3,498,198
       Allowance for loan losses                                                        86,270            76,919
       Investments                                                                   3,407,247         2,233,216
       Total assets                                                                  7,717,918         5,919,657
       Deposits                                                                      3,886,182         3,345,984
       Borrowings                                                                    3,145,308         2,069,484
       Total common equity                                                             344,276           269,461
       Total equity                                                                    612,776           434,461
       Book value per common share                                                      $12.96            $10.20
         Number of full service branches                                                    49                48
         Loan origination offices                                                           41                38

  (1) On a taxable equivalent basis.
  (2) Other operating expenses to the sum of net interest income and other income.
RESULTS OF OPERATIONS First BanCorp's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its earning assets, including investment securities and loans, and the interest expense on its interest bearing liabilities including deposits and borrowings. The Corporation's results of operations also depend on the provision for loan losses; other income, mainly service charges and fees on loans; operating expenses, such as personnel, occupancy and other costs; and on gains on sales of securities. For the quarter ended on September 30, 2001, the Corporation recorded earnings of $23,019,459 or $0.67 per common share (basic and diluted), a per share increase of 19.6% as compared to earnings of $16,699,212 or $0.56 per common share (basic and diluted) for the third quarter of 2000. Earnings for the nine months ended on September 30, 2001 amounted to $61,977,063 or $1.90 per common share (basic) and $1.89 per common share (diluted), as compared to earnings of $49,527,652 or $1.65 per common share (basic) and $1.64 per common share (diluted) for the same period of 2000. On a per share basis, earnings for the nine months ended on September 30, 2001 increased by 15.2% as compared to earnings for the nine months ended on September 30, 2000. Net Interest Income Net interest income for the three and nine months ended on September 30, 2001 increased by $15.0 million and $28.9 million, respectively, as compared with the same periods in 2000; or by $20.3 million and $37.5 million on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.83% and 4.27%, respectively, for the third quarter of 2001 as compared to 3.17% and 3.69%, respectively, for the third quarter of 2000. The interest rate spread and net interest margin on a taxable equivalent basis, amounted to 3.67% and 4.13%, respectively, for the nine months ended on September 30, 2001 as compared to 3.53% and 4.07%, respectively, for the nine months ended on September 30, 2000. Part I of the following table presents average volumes and rates on a taxable equivalent basis and Part II describes the respective extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation's interest income and interest expense during the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rates), (ii) changes in rate (changes in rate multiplied by old volumes). Rate-volume variances (changes in rate multiplied by the changes in volume) have been allocated to the changes in volume and changes in rate based upon their respective percentage of the combined totals.
PART I                                                           Three months ended September 30,
                                                 Average volume           Interest income (1) / expense   Average rate (1)
                                         ----------------------------   ------------------------------  ------------------
                                                2001           2000            2001         2000         2001        2000
                                                ----           -----           -----        -----        -----       ----
                                                                             (Dollars in thousands)
Earning assets:
  Deposits at banks and other
    short-term investments                $   91,172       $    7,444       $    767     $    117        3.34%       6.25%
  Government obligations                     646,289          542,217          9,081        9,498        5.57%       6.97%
  Mortgage backed securities               1,579,849        1,495,698         30,620       25,488        7.69%       6.78%
  FHLB stock                                  22,891           17,827            333          311        5.77%       6.94%
  Other investment                           205,660           56,123          4,955        1,211        9.56%       8.58%
                                          ----------       ----------       --------     --------
   Total investments                       2,545,861        2,119,309         45,756       36,625        7.13%       6.88%
                                          ----------       ----------       --------     --------
  Residential real estate loans              899,817          589,007         16,544       12,576        7.29%       8.49%
  Construction                               232,212          174,344          4,213        5,552        7.20%      12.67%
  Commercial loans                         1,623,402        1,291,676         29,392       29,592        7.18%       9.11%
  Finance leases                             130,080          107,734          3,687        3,251       11.25%      12.00%
  Consumer loans                           1,037,110        1,026,181         35,508       34,978       13.58%      13.56%
                                          ----------       ----------       --------     --------
Total loans (2)                            3,922,621        3,188,942         89,344       85,949        9.04%      10.72%
                                          ----------       ----------       --------     --------
    Total earning assets                  $6,468,482       $5,308,251       $135,100     $122,574        8.29%       9.19%
                                          ==========       ==========       ========     ========
Interest-bearing liabilities:
  Deposits                                $3,589,576       $2,866,624       $ 39,083     $ 41,206        4.32%       5.72%
  Other borrowed funds                     1,945,957        1,928,504         22,889       31,325        4.67%       6.46%
  FHLB advances                              294,000           49,308          3,568          815        4.81%       6.58%
                                          ----------       ----------       --------     --------
  Total interest-bearing liabilities      $5,829,533       $4,844,436       $ 65,540     $ 73,346        4.46%       6.02%
                                          ==========       ==========       ========     ========
Net interest income                                                         $ 69,560     $ 49,228
                                                                            ========     ========
Interest rate spread                                                                                     3.83%       3.17%
Net interest margin                                                                                      4.27%       3.69%

                                                                      Nine months ended September 30,
                                                  Average volume        Interest income (1) / expense    Average rate (1)
                                           ---------------------------  -----------------------------    ------------------
                                                2001           2000            2001         2000          2001       2000
                                                ----           ----            ----         ----          ----      -----
                                                                             (Dollars in thousands)
Earning assets:
  Deposits at banks and other
    short-term investments                $   42,227       $   10,240       $  1,142     $    414        3.62%       5.40%
  Government obligations                     594,165          514,030         28,088       26,074        6.32%       6.78%
  Mortgage backed securities               1,493,851        1,427,709         82,985       74,141        7.43%       6.94%
   FHLB stock                                 21,487           17,827            989          909        6.15%       6.81%
  Other investment                           233,076           48,725         15,519        3,118        8.90%       8.55%
                                          ----------       ----------       --------     --------
   Total investments                       2,384,806        2,018,531        128,723      104,656        7.22%       6.93%
                                          ----------       ----------       --------     --------
  Residential real estate loans              827,474          529,374         48,596       34,210        7.85%       8.63%
  Construction                               222,710          162,493         13,887       13,320        8.34%      10.95%
  Commercial loans                         1,540,164        1,166,625         91,393       79,601        7.93%       9.11%
  Finance leases                             127,640           98,292         11,054        8,947       11.58%      12.16%
  Consumer loans                           1,039,191        1,022,790        105,865      105,695       13.62%      13.80%
                                          ----------       ----------       --------     --------
Total loans (2)                            3,757,179        2,979,574        270,795      241,773        9.64%      10.84%
                                          ----------       ----------       --------     --------
    Total earning assets                  $6,141,985       $4,998,105       $399,518     $346,429        8.70%       9.26%
                                          ==========       ==========       ========     ========
Interest-bearing liabilities:
  Deposits                                $3,386,550       $2,677,409       $124,737     $108,485        4.92%       5.41%
  Other borrowed funds                     1,954,057        1,812,064         76,475       83,901        5.23%       6.18%
  FHLB advances                              235,054           40,538          8,680        1,931        4.94%       6.36%
                                          ----------       ----------       --------     --------
  Total interest-bearing liabilities      $5,575,661       $4,530,011       $209,892     $194,317        5.03%       5.73%
                                          ==========       ==========       ========     ========
Net interest income                                                         $189,626     $152,112
                                                                            ========     ========
Interest rate spread                                                                                     3.67%       3.53%
Net interest margin                                                                                      4.13%       4.07%

(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.
(2) Non-accruing loans are included in the average balances.

PART II                                      Three months ended on September 30,     Nine months ended on September 30,
                                                   2001 compared to 2000                    2001 compared to 2000
                                         ---------------------------------------    ------------------------------------
                                            Variance       Variance                  Variance    Variance
                                             due to        due to       Total         due to      due to        Total
                                             volume         rate     variance         volume       rate      variance
                                         --------------------------- --------       ----------  ---------    ---------
                                                                          (In thousands)
Interest income on earning assets:
  Deposits at banks and other
   short-term investments                   $  1,007     $   (357)    $   650     $     1,081    $   (353)    $   728
  Government obligations                       1,648       (2,065)       (417)          3,924      (1,910)      2,014
  Mortgage backed securities                   1,515        3,617       5,132           3,500       5,344       8,844
  FHLB stock                                      81          (59)         22             178         (98)         80
  Other investment                             3,592          152       3,744          12,266         135      12,401
                                            --------     --------     -------       ---------    --------     -------
     Total investments                         7,843        1,288       9,131          20,949       3,118      24,067
                                            --------     --------     -------       ---------    --------     -------
  Consumer loans                                 509           21         530           1,555      (1,385)        170
  Real estate loans                            6,167       (2,199)      3,968          18,392      (4,006)     14,386
  Construction loans                           1,437       (2,776)     (1,339)          4,335      (3,768)        567
  Commercial loans                             6,920       (7,120)       (200)         23,520     (11,728)     11,792
  Finance leases                                 656         (220)        436           2,606        (499)      2,107
                                            --------     --------     -------       ---------    ---------    -------
     Total loans                              15,689      (12,294)      3,395          50,408     (21,386)     29,022
                                            --------     --------     -------       ---------    ---------    -------
     Total interest income                    23,532      (11,006)     12,526          71,357     (18,268)     53,089
                                            --------     --------     -------       ---------    ---------    -------

Interest expense on interest bearing
 liabilities:
  Deposits                                     9,119      (11,242)     (2,123)         27,417     (11,165)     16,252
  Other borrowed funds                           251       (8,687)     (8,436)          6,051     (13,477)     (7,426)
  FHLB advances                                3,496         (743)      2,753           8,232      (1,483)      6,749
                                            --------     --------     -------        --------    --------     -------
     Total interest expense                   12,866      (20,672)     (7,806)         41,700     (26,125)     15,575
                                            --------     --------     -------        --------    --------     -------
Change in net interest income               $ 10,666     $  9,666     $20,332        $ 29,657    $  7,857     $37,514
                                            ========     ========     =======        ========    ========     =======
Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $7.6 million and $17.1 million for the three and nine months ended on September 30, 2001, and of $2.2 million and $8.4 million for the three and nine months ended on September 30, 2000. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law. Interest Income Interest income increased by $7.1 million and $44.4 million for the three and nine months ended on September 30, 2001 as compared to the same periods for 2000. When adjusted to a taxable equivalent basis, interest income increased by $12.5 million and $53.1 million for the three and nine months ended on September 30, 2001 as compared to the same periods in 2000. The yield on earning assets, on a taxable equivalent basis, amounted to 8.29% and 9.19% for the three months ended on September 30, 2001 and 2000, respectively, and 8.70% and 9.26% for the nine months ended on September 30, 2001 and 2000, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets, partially offset by a lower yield due to lower market rates. The average volume of earning assets increased by $1,160.2 million and $1,143.9 million for the three and nine months ended on September 30, 2001, as compared to the same periods in 2000. The average volume of total investments increased by $426.6 million and $366.3 million for the three and nine months period ended on September 30, 2001 as compared with the same periods in 2000, mostly concentrated in government obligations, mortgage backed securities and other investments. The average volume of the loan portfolio increased by $733.7 million and $777.6 million for the three and nine months ended on September 30, 2001 as compared with the same periods in 2000, mostly concentrated in real estate and commercial loans. Residential real estate, construction loans, commercial loans, finance leases and consumer loans increased by $298.1 million, $60.2 million, $373.5 million, $29.3 million and $16.4 million, respectively, for the nine months ended on September 30, 2001 as compared to the same period in 2000. The increase in the commercial real estate, construction and commercial loans portfolio resulted from the Corporation's strategy of diversifying its asset base. Interest Expense Interest expense decreased by $7.8 million for the three months ended on September 30, 2001 as compared with the amount recorded in the same period of 2000. Interest expense increased by $15.6 million for the nine months ended on September 30, 2001, as compared with the amount recorded in the same period last year. The decrease in the interest expense for the quarter ended on September 30, 2001 when compared with the same period last year, was the result of a decrease in the cost of interest bearing liabilities, due to lower market rates, causing a positive rate variance of $20.7 million, partially offset with an increase in the average volume of interest bearing liabilities generating a negative volume variance of $12.9 million. The increase in the interest expense for the nine month period ended on September 30, 2001 when compared with the same period last year was the result of the increase in the average volume of interest bearing liabilities representing a volume variance of $41.7 million, partially offset by a decrease in the cost of interest bearing liabilities causing a rate variance of $26.1 million. The cost of interest bearing liabilities decreased from 6.02% and 5.73% for the three and nine months period ended on September 30, 2000 to 4.46% and 5.03% for the three and nine months period ended on September 30, 2001. Provision for Loan Losses For the three and nine months ended on September 30, 2001, the Corporation provided $12.8 million and $45.6 million, respectively, for possible loan losses, as compared to $11.6 million and $34.7 million for the same periods of 2000. The increase in the provision for loan losses was due to the growth of the total loan portfolio. The Corporation maintains an allowance for loan losses on its portfolio at a level that Management considers adequate to provide for probable losses in the portfolio based upon an evaluation of known and inherent risks. The Corporation establishes a quarterly allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a "loss," the probable loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, value of the underlying collateral, financial condition of the borrowers and other pertinent factors. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation's control, including factors affecting the Puerto Rico economy, may contribute to delinquencies and defaults thus necessitating additional reserves. The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:
                                                                    Three months ended            Nine months ended
                                                                       September 30,                September 30,

                                                                 2001              2000            2001          2000
                                                             ------------       --------        ---------     ---------
                                                                                   (Dollars in thousands)
   Allowance for loan losses, beginning of period             $ 84,009          $ 74,100         $ 76,919       $ 71,784
   Provision for loan losses                                    12,790            11,566           45,590         34,744
                                                              --------          --------         --------       --------
Loans Charge-Offs:
     Residential  real estate                                      (77)                              (184)
     Commercial                                                 (1,121)             (850)          (8,306)        (2,650)
     Finance leases                                               (261)             (702)          (1,613)        (1,928)
     Consumer                                                  (10,887)          (11,328)         (31,512)       (34,708)
                                                              --------          --------         --------       --------
   Total charge-offs                                           (12,346)          (12,880)         (41,615)       (39,286)
                                                              --------          --------         --------       --------
   Recoveries of loans previously charged-off:
     Commercial                                                     17               209               99            346
     Finance leases                                                109                52              205            168
     Consumer                                                    1,691             1,958            5,072          7,249
                                                              --------          --------         --------       --------
       Total recoveries                                          1,817             2,219            5,376          7,763
                                                              --------          --------         --------       --------
   Net charge-offs                                             (10,529)          (10,661)         (36,239)       (31,523)
                                                              --------          --------         --------       --------
   Other adjustments                                                               1,440                           1,440
                                                              --------          --------         --------       --------
   Allowance for loan losses, end of period                   $ 86,270          $ 76,445         $ 86,270       $ 76,445
                                                              ========          ========         ========       ========

   Allowance for loan losses to total loans                      2.16%             2.30%            2.16%          2.30%
   Net charge-offs annualized to average loans
    outstanding during the period                                1.07%             1.34%            1.29%          1.41%

Other Income
                                                                Three months ended                 Nine months ended
                                                                  September 30,                       September 30,

                                                              2001             2000              2001            2000
                                                             ------          ------             ------          ------
                                                                                 (Dollars in thousands)

   Service charges on deposit accounts                     $ 2,318           $ 2,071          $ 7,089          $ 6,686
   Other fees on loans                                       4,607             5,605           14,402           13,348
   Fees on loans serviced for others                           132               128              364              412
   Mortgage banking activities                                 269                (3)             983               (3)
   Rental income                                               595               705            1,691            1,740
   Other commissions                                            98               632              900            1,203
   Other operating income                                    2,398             2,304            6,285            5,911
                                                           -------           -------          -------          -------
       Subtotal                                             10,417            11,442           31,714           29,297
   Gain on sale of investments                                 189             1,855            9,716            6,813
   Trading income                                                                                                  419
                                                           -------           -------          -------          -------
       Total                                               $10,606           $13,297          $41,430          $36,529
                                                           =======           =======          =======          =======
Other income primarily consists of service charges on deposit accounts, fees on loans, commissions derived from various banking activities, the results of trading activities and gains on sale of investments. Service charges on deposit accounts represent an important and stable source of other income for the Corporation. Other fees on loans consist mainly of credit card fees and late charges collected on loans. The decrease in this category of $1 million during the third quarter of 2001 when compared with the third quarter of 2000 is mainly due to lower credit cards late fees. Fees on loans serviced for others reflect servicing fees on residential mortgage loans originated by the Corporation and subsequently sold or securitized. Mortgage banking activities income for 2001 results from the sale of a portfolio of mortgage loans to Fannie Mae. The Corporation's second tier subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles. Other commissions income is the result of an agreement with Goldman, Sachs and Co. to participate in bond issues by the Government Development Bank of Puerto Rico. The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes. Other operating income also includes earned discounts on tax credits purchased and utilized against income tax payments, and other fees generated on the increased portfolio of commercial loans. In addition, other income includes the commissions earned by the new subsidiary FirstBank Insurance Agency. The gains on sale of investment securities reflect market opportunities that arose and that are in consonance to the Corporation's investment policies. Other Operating Expenses The following table presents the detail of other operating expenses for the periods indicated:
                                                               Three months ended                Nine months ended
                                                                  September 30,                     September 30,

                                                             2001              2000              2001             2000
                                                          ---------         ---------         ---------        ---------
                                                                                      (Dollars in thousands)

   Employees' compensation and benefits                    $13,865           $12,643            $40,457          $38,056
   Occupancy and equipment                                   6,350             5,670             18,177           16,846
   Taxes and insurance                                       2,222             1,841              6,040            5,037
   Net cost (gain) of operations and
    disposition of other real estate owned                     216               (34)               344               20
   Professional fees                                           637               620              1,801            1,967
   Servicing and processing fees                             1,342             1,608              3,845            4,565
   Communications                                            1,393             1,454              4,052            4,191
   Supplies and printing                                       237               250                895              868
   Other                                                     3,747             4,435             14,435           13,205
                                                           -------           -------            -------          -------
      Total                                                $30,009           $28,487            $90,046          $84,755
                                                           =======           =======            =======          =======
Operating expenses increased to $30.0 million and $90.0 million for the three and nine months ended September 30, 2001, respectively, as compared to $28.5 million and $84.8 million for the same periods in 2000. The increase in operating expenses for 2001 is mainly the result of the investments made in new technology, the general growth in the subsidiary Bank's operations and the acquisition of a new branch in U.S. Virgin Islands (FVI). Management's goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The Corporation's efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income, was 42.08% for the nine months period ended September 30, 2001 as compared to 47.03% for the same period last year. Provision for Income Tax The provision for income tax amounted to $15.4 million (or 19.6% of pretax earnings) for the nine months ended on September 30, 2001 as compared to $11.2 million (or 18.4% of pretax earnings) for the same period in 2000. The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in obligations and loans exempt from federal and Puerto Rico income taxes. FINANCIAL CONDITION Assets Total assets as of September 30, 2001 amounted to $7,718 million, an increase of $1,798 million as compared to total assets as of December 31, 2000 of $5,920 million. The increase was mainly the result of an increase of $489 million in total loans and $1,174 million in total investments and money market instruments. The composition of loans receivable:
                                                      September 30,             December 31,               Increase
                                                          2001                      2000                  (Decrease)
                                                     --------------            --------------              --------
                                                                        (Dollars in thousands)

    Residential real estate loans                       $  951,584                $  746,792               $ 204,792
                                                        ----------                ----------               ---------
    Commercial real estate loans                           537,644                   438,321                  99,323
    Construction loans                                     233,938                   203,955                  29,983
    Commercial loans                                     1,099,778                   947,709                 152,069
                                                        ----------                ----------               ---------
      Total commercial                                   1,871,360                 1,589,985                 281,375
                                                        ----------                ----------               ---------
    Finance leases                                         129,123                   122,883                   6,240
    Consumer and other loans                             1,035,544                 1,038,538                  (2,994)
                                                        ----------                ----------               ---------
      Total                                             $3,987,611                $3,498,198               $ 489,413
                                                        ==========                ==========               =========
The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $1,230 million and repayments and other adjustments of $741 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans and residential real estate loans. This resulted in an increase of $281.4 million in the commercial loan portfolio and of $204.8 million in residential real estate loans. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $6.2 million. Non-performing Assets Total non-performing assets are the sum of non-accruing loans, OREO's and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income. At September 30, 2001, total non-performing assets amounted to $75.1 million (0.97% of total assets) as compared to $74.1 million (1.25% of total assets) at December 31, 2000 and $57.4 million (1.22% of total assets) at December 31, 1999. The Corporation's reserve to non-performing loans ratio was 124.7% at September 30, 2001 as compared to 113.6% and 133.4% at December 31, 2000 and 1999, respectively. Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest. The following table presents non-performing assets at the dates indicated:
                                                                  September 30,                  December 31,
                                                                      2001                 2000               1999
                                                                  -----------          ----------         -----------
                                                                                  (Dollars in thousands)
Non-accruing loans:
      Residential real estate                                        $16,889             $15,977             $ 8,633
      Commercial and commercial real estate                           30,410              31,913              17,975
      Finance leases                                                   2,500               2,032               2,482
      Consumer                                                        19,390              17,794              24,726
                                                                     -------             -------             -------
                                                                      69,189              67,716              53,816
                                                                     -------             -------             -------
Other real estate owned (OREO)                                         1,990               2,981                 517
Other repossessed property                                             3,941               3,374               3,112
                                                                     -------             -------             -------
Total non-performing assets                                          $75,120             $74,071             $57,445
                                                                     =======             =======             =======
Past due loans                                                       $23,934             $16,358             $13,781
Non-performing assets to total assets                                  0.97%               1.25%               1.22%
Non-performing loans to total loans                                    1.74%               1.94%               1.96%
Allowance for loan losses                                            $86,270             $76,919             $71,784
Allowance to total non-performing loans                              124.69%             113.59%             133.39%
Non-accruing Loans Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $16.9 million (1.77% of total residential real estate loans) at September 30, 2001, as compared to $16 million (2.14% of total residential real estate loans) and $8.6 million (1.82% of total residential real estate loans) at December 31, 2000 and 1999, respectively. Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $30.4 million (1.63% of total commercial loans) at September 30, 2001 as compared to $31.9 million (2.01% of total commercial loans) and $18 million (1.55% of total commercial loans) at December 31, 2000 and 1999, respectively. At September 30, 2001, there were only two non-accruing commercial loans of over $1 million, one of $2.5 million and another of $1.3 million. Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2.5 million (1.94% of total finance leases) at September 30, 2001, as compared to $2 million (1.65% of total finance leases) and $2.5 million (2.90% of total finance leases) at December 31, 2000 and 1999, respectively. Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit. Non-accruing consumer loans amounted to $19.4 million (1.87% of the total consumer loan portfolio) at September 30, 2001, $17.8 million (or 1.71% of the total consumer loan portfolio) at December 31, 2000 and $24.7 million (or 2.41% of the total consumer loan portfolio) at December 31, 1999. Other Real Estate Owned (OREO) OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated cost to sell off the real estate at the date of acquisition. Other Repossessed Property The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats are recorded at the lower of cost or estimated fair value. Repossessed autos are recorded at the principal balance of the loans less an estimated loss on the disposition of certain units. Past Due Loans Past due loans are accruing commercial and consumer loans, which are contractually delinquent 90 days or more. Past due commercial loans are current as to interest but delinquent in the payment of principal. Past due consumer loans include personal lines of credit and credit card loans delinquent 90 days up to 179 days and personal loans (including small loans) delinquent 90 days up to 119 days. Sources of Funds As of September 30, 2001, total liabilities amounted to $7,105 million, an increase of $1,620 million as compared to $5,485 million as of December 31, 2000. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $540 million; (2) an increase in federal funds and securities sold under agreements to repurchase of $886 million; (3) an increase in advances from FHLB of $227 million; net of (4) a decrease in notes payable of $31 million. The Corporation maintains unsecured standby lines of credit with other banks. At September 30, 2001, the Corporation's total unused lines of credit with these banks amounted to approximately $158,500,000 (2000 - $133,500,000). At September 30, 2001, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $31,129,074 (2000 - $66,841,562). Capital Total stockholders' equity as of September 30, 2001 amounted to $613 million, increasing by $178 million from the amount as of December 31, 2000. The increase was mainly the result of earnings for the period ended on September 30, 2001 of $62 million, the issuance of 4,140,000 shares of preferred stock at $100 million, the issuance of 234,000 shares of common stock through the exercise of stock options at a total cost of $1,355,211, a positive fluctuation in the valuation of securities available for sale of $39 million, reduced by dividends paid of $22 million, and the repurchase of 86,200 shares of common stock at a total cost of $1,929,685. The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio) and ratios of Tier 1 and total capital to risk-weighted assets, as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk weighting factors to the Corporation's assets, which vary from 0% to 100% depending on the nature of the asset. At September 30, 2001 and December 31, 2000, the Corporation was a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification. The Corporation's and its banking subsidiary's regulatory capital positions were as follows:
                                                                                             Regulatory requirements
                                                                                        ---------------------------------
                                                                                  For capital
                                                           Actual              adequacy purposes   To be well capitalized
                                                   ----------------------------------------------------------------------
                                                     Amount      Ratio         Amount      Ratio       Amount      Ratio
                                                   ----------------------------------------------------------------------
                                                                                     (Dollars in thousands)
At September 30, 2001
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $671,264     15.57%       $344,869       8%       $431,086       10%
      FirstBank                                      587,371     13.79%        340,634       8%        425,793       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $549,587     12.75%       $172,435       4%       $258,652        6%
      FirstBank                                      466,347     10.95%        170,317       4%        255,476        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $549,587      8.23%       $200,399       3%       $333,998        5%
      FirstBank                                      466,347      7.07%        197,878       3%        329,796        5%

At December 31, 2000
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $536,402     14.43%       $297,280       8%       $371,600       10%
      FirstBank                                      469,774     12.76%        294,516       8%        368,145       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $417,203     11.23%       $148,640       4%       $222,960        6%
      FirstBank                                      351,001      9.53%        147,258       4%        220,887        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $417,203      7.28%       $172,042       3%       $286,736        5%
      FirstBank                                      351,001      6.18%        170,307       3%        283,846        5%
Dividends During the period ended September 30, 2001, the Corporation declared three quarterly cash dividends of $0.13 per common share representing a 18% increase over the three quarterly cash dividends of $0.11 per common share declared for the same period in 2000. Total dividends declared per common share for the period ended on September 30, 2001 amounted to $10.4 million for an annualized dividend payout ratio of 20.53% as compared to $8.9 million for the period ended September 30, 2000 (or a 19.90% dividend payout ratio). Dividends declared on preferred stock amounted to $11.4 million for the period ended on September 30, 2001 as compared to $4.8 million for the same period last year. Liquidity Liquidity refers to the level of cash and eligible investments readily available to meet loan and investment commitments, potential deposit outflows and debt repayments. The Corporation's liquidity position and liquidity targets are reviewed on a weekly basis by the Asset Liability Management and Investment Committee, using measures of liquidity developed by Management. The Corporation's principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other financial institutions. The Investment Committee reviews credit availability on a regular basis. In addition, the Corporation has securitized and sold auto and mortgage loans as a supplementary source of funding. Commercial paper had also provided additional funding. The Corporation has obtained long-term funding through the issuance of notes and long-term institutional certificates of deposit. The Corporation's principal uses of funds are the origination of loans and investments, and the repayment of maturing deposit accounts and borrowings. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The information required herein is incorporated by reference from page 40 of the annual report to security holders for the year ended December 31, 2000. PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS The Corporation is a defendant in a number of legal proceedings arising out of, and incidental to its business. Based on its review with counsel on the development of these matters to date, Management is of the opinion that the ultimate aggregate liability, if any, resulting from these pending proceedings will not have a material adverse effect on the accompanying consolidated financial statements. ITEM 2. CHANGES IN SECURITIES Not applicable. ITEM 3. DEFAULTS UPON SENIOR SECURITIES Not applicable. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable. ITEM 5. OTHER INFORMATION Not applicable. ITEM 6. EXHIBITS AND REPORT ON FORM 8-K Not applicable. SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized: First BanCorp. -------------- Name of the Corporation Date: November 12, 2001 By: /s/ Angel Alvarez-Perez, Esq. ----------------------------- Angel Alvarez-Perez, Esq. Chairman, President and Chief Executive Officer Date: November 12, 2001 By: /s/ Annie Astor-Carbonell ----------------------------- Annie Astor-Carbonell Senior Executive Vice President and Chief Financial Officer