Form 10-K405
period 2001-12-31
FIRST BANCORP /PR/
filed 2002-03-26
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission File 001-14793

First BanCorp.

(Exact name of Corporation as specified in its charter)

Puerto Rico	66-0561882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico	00908

(Address of principal office)	(Zip Code)

Corporation’s telephone number, including area code:

(787) 729-8200

Securities registered under Section 12(b) of the Act:

Common Stock ($1.00 par value)

7.125% Noncumulative Perpetual Monthly Income
Preferred Stock, Series A (Liquidation Preference $25 per share)
8.35% Noncumulative Perpetual Monthly Income
Preferred Stock, Series B (Liquidation Preference $25 per share)
7.40% Noncumulative Perpetual Monthly Income
Preferred Stock, Series C (Liquidation Preference $25 per share)

Securities registered under Section 12(g) of the Act:

Not applicable

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Corporation’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting common stock held by nonaffiliates of the Corporation: $654,706,303 (based on the closing sales price of $29.50 at March 21, 2002 for such shares). Number of shares of Common Stock outstanding as of March 21, 2002:

26,571,952

Documents Incorporated by Reference

(1)  Portions of the annual report to security holders for the fiscal year ended December 31, 2001 are incorporated by reference in Part I, II and IV; and (2) Portions of the definite proxy statement filed on/or about March 29, 2002 are incorporated by reference in Part III.

FIRST BANCORP

PART I

Item 1. Business

GENERAL

     First BanCorp (the Corporation) is a publicly owned financial holding company offering a full range of financial services through its wholly owned subsidiaries, FirstBank Puerto Rico (FirstBank) and FirstBank Insurance Agency. First BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

     Based on total assets, the Corporation is the second largest bank holding company headquartered in the Commonwealth of Puerto Rico and the second depository institution in Puerto Rico. The Corporation had total assets of $8.198 billion, total deposits of $4.099 billion and total stockholders’ equity of $602.9 million at December 31, 2001.

     The Corporation’s wholly owned bank subsidiary, FirstBank, conducts its business through its main office located in San Juan, Puerto Rico, 44 full-service branches in Puerto Rico and four branches in the U.S. Virgin Islands of St. Thomas and St. Croix. The Bank also has seven loan origination offices focusing on mortgage loans, and two loan origination offices focusing on auto loans. Early in the year 2000, the Bank began offering brokerage services in selected branches through an alliance with a national brokerage house in Puerto Rico. First chartered in 1948, FirstBank was the first savings and loan association established in Puerto Rico. It has been a stockholder-owned institution since January 1987. Effective at the close of business on October 31, 1994, FirstBank converted to a Puerto Rico chartered commercial bank. The Bank is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the Commissioner) and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). FirstBank has two subsidiaries, First Leasing and Rental Corporation, a vehicle leasing and daily rental company with seven offices, and First Federal Finance Corp. D/B/A Money Express “La Financiera,” a small loan company with 27 offices.

     Effective August 2001, the Corporation entered into the insurance business through a wholly owned subsidiary, FirstBank Insurance Agency. This subsidiary is subject to the supervision, examination and regulations of the Office of the Commissioner of Insurance of Puerto Rico (the Commissioner of Insurance).

     At the beginning of 2002, the Corporation announced plans to acquire the operations of JP Morgan Chase & Co. in the U.S. and British Virgin Islands. This transaction is subject to regulatory approval and to a formal agreement concerning its details. Chase’s Virgin Islands operations include approximately $500 million of assets and deposits, including eight branches and 14 ATM locations on four islands. This acquisition also includes an insurance agency, Chase Agency Services, Inc. and an export service company, Chase Trade, Inc.

     The Corporation has distinguished itself by providing innovative marketing strategies and novel products to attract clients. Besides the branches and lending offices described above, the Corporation has offered a telephone information service called “Telebanco” since 1983. This was the first telebanking service offered in Puerto Rico. The Corporation’s clients have access to an extensive ATM network all over the world. The Corporation was the first in Puerto Rico to open on weekends and the first to offer in-store branches to its clients. The Corporation was also the first banking institution in Puerto Rico with a presence on the Internet. During 2001 First BanCorp launched a new, interactive web site where clients are able to perform all types of banking transactions. The Corporation is committed to continue providing the most efficient and cost effective banking services possible in selected products niches.

     The information under the caption “Achievements in 2001” on pages 11 to 14 and the information under Note 30 — Segment Information on pages 78 to 79 of the Corporation’s annual report to security holders for the year ended December 31, 2001 are incorporated herein by reference.

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

     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. FirstBank is currently the only depository institution subsidiary of the Corporation.

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

     The financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act, specifically provides that the following activities have been determined to be “financial in nature”: (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities.

     Effective August 2001, the Corporation entered into the insurance business through its wholly owned subsidiary, FirstBank Insurance Agency.

     In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

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

     Dividend Restrictions. The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations (i.e., that dividends may be paid out only from the Corporation’s net assets in excess of capital or in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that provides that bank holding companies should generally pay dividends only out of current operating earnings.

     At present, the principal source of funds for the Corporation is earnings from FirstBank. The ability of FirstBank to pay dividends on its common stock is restricted by the Banking Law (as defined herein), the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Puerto Rico Banking Law provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.

     In general terms, the Federal Deposit Insurance Act and the FDIC regulations restrict the payment of dividend when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

     Limitations on Transactions with Affiliates. Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets of 0% to 100%, weights used are based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and generally allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

     The FDIC’s capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. At December 31, 2001, the most recent notification from FDIC, categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action.

     Activities and Investments. The activities and equity investments of FDIC-insured, state-chartered banks such as the Bank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investments of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activity would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

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

     Insurance Operations Regulation. FirstBank Insurance Agency, Inc. is registered as an insurance agency with the Commissioner of Insurance. FirstBank Insurance Agency, Inc. is subject to regulation by the Commissioner of Insurance and FDIC relating to, among other things, licensing of employees, sales practices, advertising and obligations to customers.

     MARKET AREA AND COMPETITION

     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. At December 31, 2001, Puerto Rico had 17 banking institutions with a total of approximately $62 billion in assets according to industry statistics published by the Commissioner. The Corporation ranked second based on total assets at December 31, 2001. The largest bank in order of size was Banco Popular de Puerto Rico. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions on the United States mainland.

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

     Management believes that the Corporation has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive features, by pricing its products at competitive interest rates and by offering convenient branch locations and emphasizing the quality of its service. The Corporation’s ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt credit decisions.

FINANCIAL CONDITION

     The Corporation’s total assets at December 31, 2001 amounted to $8,198 million, $2,278 million over the $5,920 million at December 31, 2000.

     The following table sets forth the maturity distribution of earning assets at December 31, 2001:

	As of December 31, 2001

	Maturities

		After one year
		through five years		After five years

		Fixed	Variable	Fixed	Variable
	One year	interest	interest	interest	interest
	or less	rates	rates	rates	rates	Total

Money market securities	$34,565					$34,565

Investment securities (1)	571,621	$57,750		$3,052,063		3,681,434

Loans (2):
Residential real estate	425,504	63,439	$3,244	519,721		1,011,908
Construction	219,396					219,396
Commercial and commercial real estate	1,368,135	42,419	319,449	197,092		1,927,095
Lease financing	4,727	98,551		24,657		127,935
Consumer	265,496	604,169		152,780		1,022,445

Total Loans	2,283,258	808,578	322,693	894,250		4,308,779

Total	$2,889,444	$866,328	$322,693	$3,946,313		$8,024,778

(1)	Equity securities and FHLB stock were included under the “one year or less category”. (2) Non-accruing loans were included under the “one year or less category”.

LENDING ACTIVITIES

     At December 31, 2001 First BanCorp’s lending activities include total commercial loans of $2,146 million (50% of total loans), total consumer loans of $1,022 million (24% of total loans), and total residential mortgage loans of $1,012 million (23% of total loans). The Corporation’s portfolio of commercial loans is composed in its majority of asset based financing and commercial real estate loans. Total commercial loans include $689 million in commercial real estate loans and $219 million in construction loans. The consumer loan portfolio consists principally of auto loans, personal loans and credit cards. The portfolio of finance leases of $128 million (3% of total loans), is mostly composed of loans to individuals to finance the acquisition of an auto.

     The following table sets forth the composition of First BanCorp’s total loans at the dates indicated.

	Year ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Residential real estate loans:
Secured by first mortgages:
Conventional	$955,573	$695,344	$395,885	$237,561	$223,098
Insured by government agencies:
Federal Housing Administration and Veterans Administration	25,211	20,004	6,543	8,185	10,176
Puerto Rico Housing Corporation and Finance Agency	23,513	28,037	32,928	38,516	44,073
Secured by second mortgages	8,088	8,964	5,706	4,956	14,171

	1,012,385	752,349	441,062	289,218	291,518
Deferred net loan fees	(5,107)	(5,557)	(5,293)	(6,848)	(9,138)

Residential real estate loans	1,007,278	746,792	435,769	282,370	282,380

Commercial loans:
Construction, land acquisition and land improvements	413,218	484,986	288,302	161,498	15,400
Undisbursed portion of loans in process	(193,822)	(281,031)	(156,234)	(98,535)	(6,121)

Construction loans	219,396	203,955	132,068	62,963	9,279
Commercial loans	1,238,173	947,709	655,417	368,549	235,571
Commercial mortgage	688,922	438,321	371,643	332,219	306,734

Commercial loans	2,146,491	1,589,985	1,159,128	763,731	551,584

Finance leases	127,935	122,883	85,692	52,214	42,500

Consumer and other loans:
Personal	373,706	401,548	435,752	472,588	676,965
Auto	502,902	530,534	532,242	512,116	512,938
Boat	39,570	33,954	37,018	32,209	29,145
Credit card	176,226	174,797	168,045	125,956	116,734
Home equity reserve	1,851	2,134	2,657	3,385	4,282
Other			106	128	148
Unearned finance interest	(71,810)	(104,429)	(148,836)	(145,284)	(267,599)

Consumer and other loans	1,022,445	1,038,538	1,026,985	1,001,098	1,072,613

Loans receivable	4,304,149	3,498,198	2,707,574	2,099,413	1,949,077
Loans held for sale	4,630		37,794	20,642	10,225

Total loans	4,308,779	3,498,198	2,745,368	2,120,054	1,959,302
Allowance for loan losses	(91,060)	(76,919)	(71,784)	(67,854)	(57,712)

Total loans-net	$4,217,719	$3,421,279	$2,673,584	$2,052,200	$1,901,590

     The following table sets forth the composition of First BanCorp’s total loan portfolio before the allowance for loan losses and the estimated weighted average taxable equivalent interest rates of loans in each category at December 31, 2001.

	December 31, 2001

		Weighted
	(In thousands)	average rate

Residential real estate loans	$1,011,908	6.51%

Construction loans	219,396	5.94%

Commercial and commercial real estate loans	1,927,095	6.22%

Finance leases	127,935	11.15%

Consumer and other loans:
Auto	472,190	10.62%
Personal	333,839	16.83%
Credit card	176,226	14.91%
Boat	38,339	9.68%
Home equity reserve loans	1,851	10.25%

Total consumer and other loans	1,022,445	13.35%

Total	$4,308,779	8.11%

Loan Activity

     The following table sets forth certain additional data related to the Corporation’s loan portfolio net of the allowance for loan losses for the dates indicated:

	For the year ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Beginning balance	$3,421,279	$2,673,584	$2,052,200	$1,901,590	$1,840,821

Residential real estate loans originated and purchased	613,698	416,077	216,713	93,552	133,047
Commercial loans originated and purchased(1)	798,038	555,530	623,590	307,009	124,121
Finance leases originated	45,094	65,646	51,618	34,427	684
Consumer loans originated	363,582	423,411	515,348	371,333	569,620

Total loans originated	1,820,412	1,460,664	1,407,269	806,321	827,472
Sales and securitizations of loans	(41,060)		(1,267)		(5,296)
Repayments and prepayments	(897,832)	(646,581)	(719,964)	(559,727)	(661,129)
Other decreases(2)	(85,080)	(66,388)	(64,654)	(95,984)	(100,278)

Net increase	796,440	747,695	621,384	150,610	60,769

Ending balance	$4,217,719	$3,421,279	$2,673,584	$2,052,200	$1,901,590

Percentage increase	23.28%	27.97%	30.28%	7.92%	3.30%

(1)	Includes commercial real estate and construction loans.

(2)	Includes the change in the allowance for loan losses and cancellation of loans due to the repossession of the collateral.

INVESTMENT ACTIVITIES

     The Corporation’s investments are managed by the Treasury and Investment Division, under the supervision of the Senior Vice President, Treasury and Investments, who reports to the Corporation’s Senior Executive Vice President and Chief Financial Officer. Investment policy for the holding company is set by the Corporation’s Investment Committee, which includes the President and Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, the Executive Vice President for First Securities, the Executive Vice President for Sales and Distribution and Mortgage Banking, the Senior Vice President for Treasury and Investments, and the Economist. Significant investment transactions are reported to the Investment Committee.

     Investment policy for FirstBank, the principal subsidiary of First BanCorp, is set by the Bank’s Asset Liability Management and Investment Committee (ALCO), which has the same members of the Corporation’s Investment Committee. The ALCO sets investment policies, monitors liquidity trends, and conducts quarterly reviews of the Bank’s interest rate risk exposure. Significant investment transactions are reported to the ALCO.

     The Corporation’s investment policies are designed primarily to provide a portfolio of high credit quality while seeking high levels of net interest income within acceptable limits of interest rate risk, credit risk, capital and liquidity. Under the Corporation’s current policy, the Treasury and Investments Division is authorized to purchase and sell federal funds, certificates of deposit in other banks, bankers’ acceptances of commercial banks that are members of the FDIC, mortgage backed securities, United States and Puerto Rico obligations, corporate debt and stocks and other investments. In addition, the Treasury and Investments Division is authorized to invest in securities purchased under agreements to resell. As part of the Corporation’s asset and liability management, the Treasury and Investments Division also engages in hedging activities as approved by the Board of Directors and as set forth in the Corporation’s hedging policy monitored by the Investment Committee.

SOURCES OF FUNDS

     First BanCorp’s principal funding sources are branch-based deposits, retail brokered deposits, institutional deposits, federal funds purchased and securities sold under agreements to repurchase, and FHLB advances. Through its branch banking system First BanCorp offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, IRA accounts and commercial non-interest bearing checking accounts.

Deposit Accounts

     Deposits represent First BanCorp’s largest source of funding. The Corporation’s deposit accounts are insured up to applicable limits by the SAIF. Management makes retail deposit pricing decisions periodically through the ALCO, which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States interest rates. The following table presents the amount and weighted average interest rates of deposit accounts as of each date indicated in the categories set forth below, including the percentage of total assets represented by those deposits.

	Weighted average
	rates at
	December 31,	December 31,

	2001	2001	2000	1999

		(Dollars in thousands)
Non-interest bearing checking accounts		$239,851	$232,164	$211,896
Saving accounts	2.72%	469,452	430,298	447,946
Interest bearing checking accounts	2.57%	205,760	170,631	162,601
Certificate accounts	4.06%	3,183,491	2,512,891	1,742,978

Total		$4,098,554	$3,345,984	$2,565,422

Weighted average rate on interest bearing deposits	3.82%
Total deposits as a percentage of total assets		50.00%	56.52%	54.33%

     Certificate accounts include institutional deposits which consist mainly of brokered certificate of deposits, and certificates issued to agencies of the Government of Puerto Rico. Under FDIC regulations, a bank cannot accept, roll over or renew brokered deposits, which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates, unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. The Bank has no such restrictions since it is a well capitalized institution.

     The following table presents a maturity summary of certificates of deposits with balances of $100,000 or more at December 31, 2001.

(In thousands)
Three months or less	$314,567
Over three months to six months	74,577
Over six months to one year	84,948
Over one year	2,195,445

Total	$2,669,537

Borrowings

     The following table presents the amount and weighted average interest rates of borrowings as of each date indicated in the categories set forth below.

	Weighted average
	rates at December 31,	December 31,

	2001	2001	2000	1999

		(Dollars in thousands)
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	4.05%	$2,986,174	$1,851,286	$1,447,732
FHLB advances	4.85%	343,700	67,000	50,000
Subordinated notes	8.05%	84,362	90,548	93,594
Notes payable			55,500	55,500
Other short-term borrowings				152,484

Total	4.23%	$3,414,236	$2,064,334	$1,799,310

Total borrowed funds as a percentage of total assets		41.65%	34.87%	38.11%
Weighted average interest rate during the period:
Securities sold under agreements to repurchase		4.90%	6.23%	5.07%
Other short-term borrowings				6.29%

CAPITAL

     At December 31, 2001, total stockholders’ equity for the Corporation amounted to $603 million, an increase of $169 million as compared to $434 million at December 31, 2000. During 2001 First BanCorp issued $103.5 million of preferred stock. The Corporation closed an additional $92 million preferred stock issue at the beginning of 2002.

Employees

     At December 31, 2001, the Corporation employed 1,717 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employees’ relations to be good.

Item 2. Properties

     At December 31, 2001 First BanCorp owned three main offices premises, 13 branch and office premises, four loan centers and an auto lot. All these premises are located in Puerto Rico. In addition, at December 31, 2001, the Corporation leased in Puerto Rico 31 branch premises, 28 loan and office centers and seven other facilities. The Corporation leased four branch premises in the U.S. Virgin Islands. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

     Main offices:

1.	Headquarters Offices — Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 50% of the building and an underground three levels parking lot are owned by the Corporation.

2.	EDP & Operations Center — A five story structure located at 1506 Ponce de León Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

3.	Consumer Lending Center — A three story building with a three levels parking lot located at 876 Muñoz Rivera Avenue, corner Jesús T. Piñero Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.

Item 3. Legal Proceedings

     The information required herein is incorporated by reference from page 80 of the annual report to security holders for the year ended December 31, 2001 (see Exhibit 13 to this Form 10-K).

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were voted upon during the fourth quarter of 2001.

PART II

Item 5. Market for Corporation’s Common Equity and Related Stockholder Matters

     a) Market Information

     The information required herein is incorporated by reference from page 44 of the annual report to security holders for the year ended December 31, 2001.

     b) Holders

     The information required herein is incorporated by reference from page 44 of the annual report to security holders for the year ended December 31, 2001.

     c) Dividends

     The Corporation has a policy providing for the payment of quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.13 per share for each quarter of 2001, $0.11 per share for each quarter of 2000 and $0.09 per share for each quarter of 1999.

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

     Corporations or partnerships not organized under the laws of Puerto Rico that have engaged in trade or business in Puerto Rico corporations or partnerships are not subject to the 10% withholding, but they must declare the dividend as gross income in their Puerto Rico income tax return.

Item 6. Selected Financial Data

     The information required herein is incorporated by reference from page 26 through 27 of the annual report to security holders for the year ended December 31, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from page 28 through 44 of the annual report to security holders for the year ended December 31, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required herein is incorporated by reference from page 41 through 43 of the annual report to security holders for the year ended December 31, 2001.

Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference from page 47 through 82 of the annual report to security holders for the year ended December 31, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors, Executive Officers and Control Persons of the Corporation

     The information required herein is incorporated by reference to the information under the captions “Information with respect to nominees for directors of the Company, directors whose terms continue and executive officers of the Company” and “Section 16(a) Compliance” in the Corporation’s definite proxy statement filed on/or about March 29, 2002.

Item 11. Executive Compensation

     The information required herein is incorporated by reference to the information under the captions “Compensation of Directors”, “Compensation of Executive Officers”, “Stock Options Plans”, “Options/Grants in Last Fiscal Year”, “Aggregate Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options Values”, “Employment Agreements”, “Defined Contributions Retirement Plan”, “Report of the Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, “Other Employment Benefits” and “Performance of Common Stock” in the definite proxy statement filed on/or about March 29, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required herein is incorporated by reference to the information under the caption “Beneficial Ownership of Securities” in the Corporation’s definite proxy statement filed on/or about March 29, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to the information under the caption “Business Transactions Between the Company and its Subsidiaries and Executive Officers and Directors” in the Corporation’s definite proxy statement filed on or about March 29, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements are included in Item 8 thereof:

•	Report of Independent Accountants

•	Consolidated Statements of Financial Condition at December 31, 2001 and 2000.

•	Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2001.

•	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2001.

•	Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2001.

•	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2001.

•	Notes to Consolidated Financial Statements.

(2)	Financial statement schedules.

None.

(3)	Exhibits

The exhibits listed on the Exhibits Index on section (c) below are filed herewith or are incorporated herein by reference.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c)	See Index to Exhibits on page 23 for the exhibits filed as a part of this Form 10-K.

(d)	Financial data schedules

Schedules are omitted because they are not applicable.

Index to Exhibits

No.	Exhibit

3.1	Certificate of Incorporation	(1)

3.2	By-Laws	(1)

4.0	Form of Common Stock Certificate	(1)

10.1	FirstBank’s 1987 Stock Option Plan	(2)

10.2	FirstBank’s 1997 Stock Option Plan	(2)

10.3	Employment Agreements	(2)

11.0	Statement Report to Shareholders for fiscal year ended December 31, 2001.	(3)

10.3	Employment Agreements	(2)

11.0	Statement Report to Shareholders for fiscal year ended December 31, 2001.	(3)

13.0	Annual Report to shareholders for fiscal year ended December 31, 2001.	—

21.0	List of subsidiaries (direct and indirect)	—

(1)	Incorporated by reference from Registration statement on Form-S-4 filed by the Corporation on April 15, 1998.

(2)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(3)	Information is included on page 61 of the Corporation’s annual report to security holders and is incorporated by reference herein (See Exhibit 13.0).

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST BANCORP

By: /s/ Angel Alvarez-Pérez Angel Alvarez-Pérez, Chairman President and Chief Executive Officer	Date: 03/19/02

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Angel Alvarez-Pérez Angel Alvarez-Pérez, Chairman President and Chief Executive Officer	Date: 03/19/02

/s/ Annie Astor-Carbonell Annie Astor-Carbonell, Director Senior Executive Vice President and Chief Financial Officer	Date: 03/18/02

/s/ José Julián Alvarez José Julián Alvarez, Director	Date: 03/19/02

/s/ Rafael Bouet Rafael Bouet, Director	Date: 03/19/02

/s/ Jorge L. Díaz Irizarry Jorge L. Díaz Irizarry, Director	Date: 03/19/02

/s/ Francisco D. Fernández Francisco D. Fernández, Director	Date: 03/19/02

/s/ Germán Malaret Germán Malaret, Director	Date: 03/19/02

/s/ Héctor M. Nevares Héctor M. Nevares, Director	Date: 03/19/02

/s/ Juan Acosta Reboyras Juan Acosta Reboyras, Director	Date: 03/19/02

/s/ José Teixidor José Teixidor, Director	Date: 03/19/02

/s/ José L. Ferrer Canals José L. Ferrer Canals, Director	Date: 03/19/02

/s/ Laura Villarino Tur Laura Villarino Tur, Senior Vice President and Controller	Date: 03/19/02