Form 10-Q
period 2002-03-31
FIRST BANCORP /PR/
filed 2002-05-14
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 130
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2002	Commission File 001-14793

First BanCorp.
(Exact name of Corporation as specified in its charter)

Puerto Rico	66-0561882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico	00908

(Address of principal office)	(Zip Code)

Corporation’s telephone number, including area code:

(787) 729-8200

Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Number of shares of the Corporation’s Common Stock outstanding as of May 10, 2002

26,571,952

FIRST BANCORP
[CONTENTS]

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2002	December 31, 2001

Assets
Cash and due from banks	$51,150,620	$59,898,550

Money market instruments	33,008,374	34,564,568

Investment securities available for sale, at market:
Securities pledged that can be repledged	2,800,145,475	2,988,828,088
Other investment securities	275,031,077	385,419,989

Total investment securities available for sale	3,075,176,552	3,374,248,077

Investment securities held to maturity, at cost:
Securities pledged that can be repledged	382,815,447	171,152,930
Other investment securities	408,808,272	113,142,662

Total investment securities held to maturity	791,623,719	284,295,592

Federal Home Loan Bank (FHLB) stock	35,629,500	22,890,600

Loans held for sale	3,628,902	4,629,562
Loans receivable	4,394,555,123	4,304,150,143

Total loans	4,398,184,025	4,308,779,705
Allowance for loan losses	(99,466,766)	(91,060,307)

Total loans — net	4,298,717,259	4,217,719,398

Other real estate owned	1,418,924	1,455,577
Premises and equipment — net	75,856,971	76,155,620
Accrued interest receivable	38,022,007	37,630,883
Due from customers on acceptances	63,458	262,153
Other assets	114,358,955	88,396,770

Total assets	$8,515,026,339	$8,197,517,788

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$211,728,405	$239,850,816
Interest bearing deposits	4,276,871,601	3,858,703,322
Federal funds purchased and securities sold under agreements to repurchase	2,807,658,668	2,997,173,944
Advances from FHLB	323,000,000	343,700,000
Bank acceptances outstanding	63,458	262,153
Accounts payable and other liabilities	117,622,143	70,547,126

	7,736,944,275	7,510,237,361

Subordinated notes	84,362,374	84,361,525

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 14,420,000 shares at $25.00 liquidation value per share (2001 - 10,740,000)	360,500,000	268,500,000

Common stock, $1.00 par value, authorized 250,000,000 shares; issued 29,852,552 shares	29,852,552	29,852,552
Less: Treasury stock (at par value)	(3,280,600)	(3,280,600)

Common stock outstanding	26,571,952	26,571,952

Additional paid-in capital	11,120,877	14,214,877
Capital reserve	60,000,000	60,000,000
Legal surplus	136,792,514	136,792,514
Retained earnings	118,643,359	103,132,913
Accumulated other comprehensive income — unrealized loss on securities available for sale, net of tax of $6,636,337 (2001-$2,097,785)	(19,909,012)	(6,293,354)

	693,719,690	602,918,902

Contingencies and commitments

Total liabilities and stockholders’ equity	$8,515,026,339	$8,197,517,788

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Interest income:
Loans	$83,494,479	$91,237,301
Investments	52,968,096	37,171,893
Dividends on FHLB stock	253,288	341,072

Total interest income	136,715,863	128,750,266

Interest expense:
Deposits	32,543,519	44,265,034
Short term borrowings	33,206,014	29,362,893
Long term borrowings	1,695,111	2,648,050

Total interest expense	67,444,644	76,275,977

Net interest income	69,271,219	52,474,289

Provision for loan losses	19,800,499	15,000,000

Net interest income after provision for loan losses	49,470,720	37,474,289

Other income:
Service charges on deposit accounts	2,478,104	2,385,603
Other fees on loans	5,262,695	4,623,581
Mortgage banking activities	481,504	108,252
Gain on sale of investments	827,847	6,588,889
Other operating income	3,440,620	2,777,237

Total other income	12,490,770	16,483,562

Other operating expenses:
Employees’ compensation and benefits	14,379,985	13,130,472
Occupancy and equipment	6,827,228	5,810,258
Business promotion	2,642,857	2,023,777
Taxes	1,642,830	1,344,410
Insurance	637,565	537,687
Other	5,718,153	6,972,379

Total other operating expenses	31,848,618	29,818,983

Income before income tax provision and cumulative effect of accounting change	30,112,872	24,138,868
Income tax provision	4,463,354	4,338,171

Income before cumulative effect of accounting change	25,649,518	19,800,697
Cumulative effect of accounting change, net of tax		(1,014,889)

Net income	$25,649,518	$18,785,808

Net income available to common stockholders	$19,496,241	$15,617,057

Net income per common share (basic and diluted):
Income before cumulative effect of accounting change	$0.73	$0.63
Cumulative effect of accounting change		(0.04)

Earnings per common share	$0.73	$0.59

Dividends declared per common share	$0.15	$0.13

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net income	$25,649,518	$18,785,808

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,032,400	2,191,412
Provision for loan losses	19,800,499	15,000,000
Deferred tax asset provision	(4,711,069)	(2,476,415)
Gain on sale of investments	(827,847)	(6,588,889)
Increase in taxes payable	7,990,998	5,161,350
Increase in accrued interest receivable	(391,124)	(4,112,480)
(Decrease) increase in accrued interest payable	(234,342)	6,776,636
Amortization of deferred net loan fees	(380,201)	77,668
Decrease in loans held for sale	1,000,660
Decrease in other assets	5,231,455	4,398,043
Increase (decrease) in other liabilities	5,290,678	(6,565,902)

Total adjustments	35,802,107	13,861,423

Net cash provided by operating activities	61,451,625	32,647,231

Cash flows from investing activities:
Principal collected on loans	242,601,059	193,993,006
Loans originated	(242,950,493)	(335,767,853)
Purchase of loans	(108,164,420)	(60,591,374)
Proceeds from sale of investments available for sale	32,339,811	201,195,628
Purchase of securities held to maturity	(1,272,889,767)	(29,012,587)
Purchase of securities available for sale	(6,697,672,750)	(2,126,214,781)
Principal repayments and maturities of securities held to maturity	765,561,640	76,354,381
Principal repayments of securities available for sale	6,945,918,714	1,835,211,115
Additions to premises and equipment — net	(2,733,751)	(4,087,146)
Purchase of FHLB stock	(12,738,900)	(4,354,100)

Net cash used in investing activities	(350,728,857)	(253,273,711)

Cash flows from financing activities:
Net increase in deposits	409,076,537	125,050,537
Net decrease in federal funds purchased and securities sold under repurchase agreements	(188,170,358)	(119,363,153)
FHLB advances paid/taken	(20,700,000)	228,589,784
Dividends	(10,139,071)	(6,625,311)
Exercise of stock options		1,355,210
Issuance of preferred stock	88,906,000
Treasury stock acquired		(1,317,388)

Net cash provided by financing activities	278,973,108	227,689,679

Net (decrease) increase in cash and cash equivalents	(10,304,124)	7,063,199
Cash and cash equivalents at beginning of period	94,463,118	65,392,939

Cash and cash equivalents at end of period	$84,158,994	$72,456,138

Cash and cash equivalents include:
Cash and due from banks	$51,150,620	$71,406,803
Money market instruments	33,008,374	1,049,335

	$84,158,994	$72,456,138

___________________

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$67,678,987	$69,499,341

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)

December 31, 2000	$165,000,000	$26,424,152	$16,567,516	$50,000,000	$126,792,514	$69,275,152	$(19,598,785)
Net income						86,001,444
Other comprehensive income							13,305,431
Issuance of preferred stock	103,500,000		(3,430,750)
Addition to legal surplus					10,000,000	(10,000,000)
Addition to capital reserve				10,000,000		(10,000,000)
Treasury stock acquired		(86,200)	(43,100)			(1,800,385)
Stock options exercised		234,000	1,121,211
Cash dividends:
Common stock						(13,835,100)
Preferred stock						(16,508,198)

December 31, 2001	268,500,000	26,571,952	14,214,877	60,000,000	136,792,514	103,132,913	(6,293,354)
Net income						25,649,518
Other comprehensive income							(13,615,658)
Issuance of preferred stock	92,000,000		(3,094,000)
Cash dividends:
Common stock						(3,985,795)
Preferred stock						(6,153,277)

March 31, 2002	$360,500,000	$26,571,952	$11,120,877	$60,000,000	$136,792,514	$118,643,359	$(19,909,012)

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net income	$25,649,518	$18,785,808

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (losses) gains arising during the period net of tax of $4,745,514 (2001-$6,459,256)	(14,236,543)	19,377,768
Less: reclassification adjustment for gains included in net income net of tax of $206,962 (2001-$1,647,222)	(620,885)	(4,941,667)
Cumulative effect of accounting change, net of tax benefit of $331,500		994,500

Total other comprehensive (loss) income	(13,615,658)	15,430,601

Comprehensive income	$12,033,860	$34,216,409

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — NATURE OF BUSINESS

     First BanCorp (the Corporation) is a financial holding company offering a full range of financial services. First BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

     FirstBank Puerto Rico (FirstBank or the Bank), the Corporation’s wholly owned bank subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 44 full-service banking branches in Puerto Rico and four in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans and residential mortgage loans. In addition, through its wholly-owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank offers brokerage services in selected branches through an alliance with a national brokerage house in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

     Effective August 2001, the Corporation entered into the insurance business through a wholly owned subsidiary, FirstBank Insurance Agency. This subsidiary is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

2 — ACCOUNTING POLICIES

     The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles, and, as such, include amounts based on judgments, estimates and assumptions made by Management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 2001 contained in the annual report of the Corporation. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

     In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders’ equity include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at March 31, 2002, and the results of operations and the cash flows for the three months ended on March 31, 2002 and 2001. The results of operations for the three months ended on March 31, 2002, are not necessarily indicative of the results to be expected for the entire year.

New accounting pronouncements

     During 2001 the Financial Accounting Standards Board issued the following statements of financial accounting standards (SFAS):

     SFAS No. 141, “Business Combinations” — This statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. This statement requires all business combinations to be accounted for using the purchase method of accounting. The provisions of this statement apply to all business combinations initiated after June 30, 2001. There have been no business combinations since that date.

     SFAS No. 142, “Goodwill and Other Intangible Assets” - This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition or subsequent to their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Specifically, under this statement, goodwill and other indefinite life intangibles will no longer be amortized but will be periodically evaluated for impairment. The standard also provides a methodology for evaluating impairment of goodwill and other intangibles based on fair value. The provisions of this statement apply to fiscal years beginning after December 15, 2001. Retroactive application is not permitted. The Corporation does not have goodwill. Management has reviewed the Corporation’s core deposit intangible assets as of January 1, 2002, and determined that there is no impairment of the intangible assets and that the useful life of ten years used to amortize them is the best estimate of the economic benefit period. At March 31, 2002, the Corporation has a core deposit intangible with a carrying amount of $6,969,623 (gross carrying amount of $9,170,846 and accumulated amortization of $2,201,223) included in the Other Assets category. The straight-line amortization expense for the quarter ended on March 31, 2002 amounted to $229,815. The estimated aggregate amortization expense for each of the five succeeding fiscal years will amount to approximately $919,260.

     SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” - The objectives of this statement are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Management expects that the adoption of SFAS No. 143 will not have a significant impact on the Corporation’s financial position and the results of operations.

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"- The scope of this statement is to develop a single accounting model for long-lived assets that are to be disposed of by sale, whether previously held and used or newly acquired. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Corporation adopted SFAS No. 144. This adoption did not have an impact on the Corporation’s financial position and the results of operations.

     3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Corporation adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001. Upon adoption of SFAS No. 133, as amended, a loss of approximately $1.3 million was recognized in the statement of income as a cumulative effect, as a result of unamortized premium paid for caps of $1.5 million less an estimated fair market value of $200,000.

     Interest rate swaps had an unrealized loss of approximately $33,333,000 at March 31, 2002 ($15,053,000 at December 31, 2001).

4 — STOCKHOLDERS’ EQUITY

Preferred stock

     The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During the period ended on March 31, 2002, the Corporation issued 3,680,000 shares of preferred stock (4,140,000 shares-2001; 3,000,000 shares-2000; 3,600,000 shares-1999). The liquidation value per share is $25. Annual dividends of $1.8125 per share (issuance of 2002), of $1.85 per share (issuance of 2001), of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors.

5 — EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three months ended on March 31, 2002 and 2001 are as follows:

	Three months ended
	March 31,

	2002	2001

(In thousands, except per share data)
Income before cumulative effect of accounting change	$25,650	$19,801
and dividend on preferred stock
Dividend on preferred stock	(6,153)	(3,169)

Income before cumulative effect of accounting change	19,497	16,632
Cumulative effect of accounting change		(1,015)

Net income available to common stockholders	$19,497	$15,617

Earnings per common share basic:
Weighted average common shares outstanding	26,572	26,504

Income before cumulative effect of accounting change	$0.73	$0.63
Cumulative effect of accounting change		(0.04)

Earnings per common share basic	$0.73	$0.59

Earnings per common share diluted:
Weighted average common shares and share equivalents:
Average common shares outstanding	26,572	26,504
Common stock equivalents — Options	280	143

Total	26,852	26,647

Income before cumulative effect of accounting change	$0.73	$0.63
Cumulative effect of accounting change		(0.04)

Earnings per common share diluted	$0.73	$0.59

     Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. At March 31, 2002, all options outstanding during the period have been included in the computation of outstanding shares. At March 31, 2001, 239,500 stock options were not included in the computation of outstanding shares because they were antidilutive.

     The stock option plan must be recognized either by the fair value method or the intrinsic value method. The Corporation uses the intrinsic value method of accounting. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Entities using the intrinsic value method on awards granted to employees must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     During the three month period ended on March 31, 2002, the Corporation granted 348,500 options to buy shares of the Corporation’s common stock. Each option granted has an exercise price of $28.03, equal to the quoted market price of the stock at the grant date, therefore, no compensation cost was recognized on the options granted. No options were granted during the first quarter of 2001.

     Had compensation cost for the stock options granted during the first quarter of 2002 been determined based on the fair value at the grant date, the Corporation’s compensation cost, net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

Three months ended
March 31, 2002

Pro forma information:
(In thousands, except per share data)
Employees’ compensation and benefits	$16,435
Net income-available to common stockholders	$17,442
Earnings per common share-basic	$0.66
Earnings per common share-diluted	$0.65

     Management uses the binomial model for the computation of the fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during the quarter was estimated using the following assumptions: dividend yield of 2.98%; expected life of 3.29 years; expected volatility of 31.23%; and risk-free interest rate of 3.72%. The estimated fair value of the options granted was $5.897 per option.

6 — INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:

Investment Securities Available For Sale

	March 31, 2002

	Amortized	Unrealized		Market
	cost	gains	(losses)	value

	(Dollars in thousands)
U.S. Treasury Securities:
Within 1 year
Obligations of other U.S Government Agencies:
Within 1 year	$257,035	$3	$(25)	$257,013
After 5 to 10 years	500	1		501
After 10 years	98,242	956	(1,002)	98,196
Puerto Rico Government Obligations:
After 5 to 10 years	4,858	152		5,010
After 10 years	5,602	273		5,875

United States and Puerto Rico Government Obligations	$366,237	$1,385	$(1,027)	$366,595

Mortgage backed securities:
FHLMC certificates:
Within 1 year	$4			$4
After 1 to 5 years	247	$6		253
After 5 to 10 years	12,151	542		12,693
After 10 years	7,487	144	$(8)	7,623

	19,889	692	$(8)	20,573

GNMA certificates:
After 5 to 10 years	4,346	103	(19)	4,430
After 10 years	2,385,558	9,809	(16,772)	2,378,595

	2,389,904	9,912	(16,791)	2,383,025

FNMA certificates:
Within 1 year	30			30
After 1 to 5 years	88	2		90
After 5 to 10 years	104	4		108
After 10 years	6,554	367		6,921

	6,776	373		7,149

Mortgage pass through certificates:
After 10 years	1,621	29		1,650

Mortgage backed securities	$2,418,190	$11,006	$(16,799)	$2,412,397

Corporate bonds:
Within 1 year	$19,280	$220		$19,500
After 1 to 5 years	139,526	2,020	$(6,854)	134,692
After 5 to 10 years	104,088	586	(3,775)	100,899
After 10 years

Corporate bonds	$262,894	$2,826	$(10,629)	$255,091

Equity securities (without contractual maturity)	$54,299	$5,619	$(18,824)	$41,094

Total Investments Securities
Available for Sale	$3,101,620	$20,836	$(47,279)	$3,075,177

[Additional columns below]

[Continued from above table, first column(s) repeated]

	March 31, 2002	December 31, 2001

	Weighted					Weighted
	average	Amortized	Unrealized		Market	average
	yield%	cost	gains	(losses)	value	yield%

	(Dollars in thousands)
Within 1 year		$7,726	$30		$7,756	3.18
Obligations of other U.S Government Agencies:
Within 1 year	1.74	407,324		$(32)	407,292	1.72
After 5 to 10 years	5.59	500	1		501	5.59
After 10 years	7.57	87,519	469	(1,805)	86,183	7.55
Puerto Rico Government Obligations:
After 5 to 10 years	6.25	4,458	128		4,586	6.19
After 10 years	6.31	5,932	151		6,083	6.34

United States and Puerto Rico Government Obligations	3.44	$513,459	$779	$(1,837)	$512,401	2.83

Mortgage backed securities:
FHLMC certificates:
Within 1 year	4.39	$8			$8	5.85
After 1 to 5 years	6.69	112	$4		116	7.63
After 5 to 10 years	7.31	13,211	576		13,787	7.29
After 10 years	6.92	8,030	172	$(6)	8,196	6.95

	7.16	21,361	752	(6)	22,107	7.16

GNMA certificates:
After 5 to 10 years	6.40	4,605	101		4,706	6.39
After 10 years	6.50	2,515,953	12,672	(6,539)	2,522,086	6.52

	6.50	2,520,558	12,773	(6,539)	2,526,792	6.52

FNMA certificates:
Within 1 year	5.96
After 1 to 5 years	7.15	158	4		162	6.92
After 5 to 10 years	7.27	124	5		129	7.32
After 10 years	7.77	7,095	408		7,503	7.96

	7.75	7,377	417		7,794	7.93

Mortgage pass through certificates:
After 10 years	8.90	1,958	38		1,996	8.70

Mortgage backed securities	6.51	$2,551,254	$13,980	$(6,545)	$2,558,689	6.53

Corporate bonds:
Within 1 year	7.61	$19,246	$410		$19,656	7.70
After 1 to 5 years	6.57	118,919	1,770	$(2,899)	117,790	6.68
After 5 to 10 years	7.36	114,855	77	(1,906)	113,026	7.34
After 10 years		18,531	328		18,859	7.35

Corporate bonds	6.96	$271,551	$2,585	$(4,805)	$269,331	7.08

Equity securities (without contractual maturity)	1.21	$45,115	$4,901	$(16,189)	$33,827	1.43

Total Investments Securities
Available for Sale	6.09	$3,381,379	$22,245	$(29,376)	$3,374,248	5.95

     Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost; therefore it does not give effect to changes in fair value.

Investment Securities Held to Maturity

	March 31, 2002					December 31, 2001

					Weighted					Weighted
	Amortized	Unrealized		Market	average	Amortized	Unrealized		Market	average
	cost	gains	(losses)	value	yield%	cost	gains	(losses)	value	yield%

	(Dollars in thousands)
U.S. Treasury Securities:
Within 1 year	$19,402		$(2)	$19,400	1.75
Obligations of U.S Government Agencies:
Within 1 year	325,000		(16)	324,984	1.63
After 10 years	373,952	$10,410	(4,428)	379,934	7.69	$211,194	$3	$(6,466)	$204,731	7.39
Puerto Rico Government
Obligations:
After 1 to 5 years	5,000			5,000	5.00	5,000			5,000	5.00
After 10 years	4,150	375		4,525	6.50	4,084	228		4,312	6.50

United States and Puerto Rico Government Obligations	$727,504	$10,785	$(4,446)	$733,843	4.80	$220,278	$231	$(6,466)	$214,043	7.32

Corporate bonds:
After 1 to 5 years	$64,120	$15	$(157)	$63,978	3.62	$64,018		$(277)	$63,741	3.49

Total Investment Securities Held to Maturity	$791,624	$10,800	$(4,603)	$797,821	4.70	$284,296	$231	$(6,743)	$277,784	6.46

     Expected maturities of mortgage backed securities and certain other securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At January 1, 2001, in connection with the adoption of SFAS No. 133, the Corporation transferred a portfolio of $207 million of GNMA certificates from held to maturity into the available for sale category. The unrealized gain of $994,500, net of taxes, was reflected in other comprehensive income as a cumulative effect of the change in accounting principle.

7 — INVESTMENT IN FHLB STOCK

     At March 31, 2002 and December 31, 2001, there were investments in FHLB stock with book value of $35,629,500 and $22,890,600, respectively. The estimated market value of such investments is its redemption value.

8- IMPAIRED LOANS

     At March 31, 2002, the Corporation had $9.4 million ($10.7 million at December 31, 2001) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $2.8 million ($3.7 million at December 31, 2001), of which $1.3 million was established based on the fair value of the collateral (2001-$2 million) and $1.5 million was established based on the present value of expected future cash flows (2001-$1.7 million). The allowance for impairment loans is part of the allowance for loan losses. The average recorded investment in impaired loans amounted to $10.1 million for the three months ended on March 31, 2002 (2001 — $11.9 million). Interest income in the amount of approximately $102,743 and $41,911 was recognized on impaired loans for the period ended on March 31, 2002 and 2001, respectively.

9 — LOANS RECEIVABLE

     The following is a detail of the loan portfolio:

	March 31,	December 31,
	2002	2001

	(In thousands)
Residential real estate loans:
Secured by first mortgages:
Conventional	$1,015,125	$955,573
Insured by government agencies:
Federal Housing Administration and Veterans Administration	26,602	25,211
Puerto Rico Housing Bank and Finance Agency	22,344	23,513
Secured by second mortgages	7,586	8,088

	1,071,657	1,012,385
Deferred net loan fees	(4,992)	(5,107)

Residential real estate loans	1,066,665	1,007,278

Commercial loans:
Construction loans	211,432	219,396
Commercial loans	1,235,304	1,238,173
Commercial mortgage	731,050	688,922

Commercial loans	2,177,786	2,146,491

Finance leases	134,070	127,935

Consumer and other loans:
Personal	360,089	362,490
Personal lines of credit	11,129	11,216
Auto	496,937	502,902
Boat	43,815	39,570
Credit card	168,269	176,226
Home equity reserve loans	1,839	1,851
Unearned interest	(66,044)	(71,810)

Consumer and other loans	1,016,034	1,022,445

Loans receivable	4,394,555	4,304,149
Loans held for sale	3,629	4,630

Total loans	4,398,184	4,308,779
Allowance for loan losses	(99,467)	(91,060)

Total loans-net	$4,298,717	$4,217,719

10 — SEGMENT INFORMATION

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

     The Retail business segment is composed of the Corporation’s branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in Retail business. The Commercial Corporate segment is composed of commercial loans including commercial real estate and construction loans. The Treasury and Investment segment is responsible for the Corporation investment portfolio and treasury functions.

     The accounting policies of the segments are the same as those described in Note 2 of the Corporation’s financial statements for the year ended December 31, 2001 contained in the annual report of the Corporation.

     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses. The segments are also evaluated based on the average volume of its earning assets less the allowance for loan losses.

     The only intersegment transaction is the net transfer of funds between the Treasury and Investment segment and other segments. The Treasury and Investment segment sells funds to the Retail and Commercial Corporate segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Investment and Treasury segment are based on market rates.

The following table presents information about the reportable segments (in thousands):

	Treasury and			Commercial
	Retail	Investments	Corporate	Total

For the quarter ended March 31, 2002:
Interest income	$53,750	$53,221	$29,745	$136,716
Net (charge) credit for transfer of funds	(11,089)	25,072	(13,983)
Interest expense	(14,716)	(52,729)		(67,445)
Net interest income	27,945	25,564	15,762	69,271
Provision for loan losses	(12,945)		(6,855)	(19,800)
Segment income	$15,000	$25,564	$8,907	$49,471
Average earning assets	$2,125,998	$3,723,122	$2,127,754	$7,976,874

	Treasury and			Commercial
	Retail	Investments	Corporate	Total

For the quarter ended March 31, 2001:
Interest income	$53,996	$37,513	$37,241	$128,750
Net (charge) credit for transfer of funds	(1,538)	28,402	(26,864)
Interest expense	(20,106)	(56,170)		(76,276)
Net interest income	32,352	9,745	10,377	52,474
Provision for loan losses	(12,453)		(2,547)	(15,000)
Segment income	$19,899	$9,745	$7,830	$37,474
Average earning assets	$1,862,977	$2,270,553	$1,661,734	$5,795,263

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three months ended
	March 31,

	2002	2001

Net income:
Total income for segments	$49,471	$37,474
Other income	12,491	16,484
Operating expenses	(31,849)	(29,819)
Income taxes	(4,463)	(4,338)

Income before cumulative effect of accounting change	25,650	19,801
Cumulative effect of accounting change		(1,015)

Total consolidated net income	$25,650	$18,786

Average assets:
Total average earning assets for segments	$7,976,874	$5,795,263
Average non earning assets	319,132	289,408

Total consolidated average assets	$8,296,006	$6,084,671

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,

	2002	2001

Condensed income statements (in thousands):
Interest income	$136,716	$128,750
Interest expense	67,445	76,276

Net interest income	69,271	52,474
Provision for loan losses	19,800	15,000

Net interest income after provision for loan losses	49,471	37,474
Other income	11,663	9,895
Gain on sale of investments	828	6,589
Other operating expense	31,849	29,819

Income before income tax expense and cumulative effect of accounting change	30,113	24,139
Income tax expense	4,463	4,338

Income before cumulative effect of accounting change	25,650	19,801
Cumulative effect of accounting change		(1,015)

Net income	$25,650	$18,786

Net income available to common stockholders	$19,496	$15,617

Per common share results (basic and diluted):
Income before cumulative effect of accounting change	$0.73	$0.63
Cumulative effect of accounting change		(0.04)

Net income per common share	$0.73	$0.59

Cash dividends declared	$0.15	$0.13
Selected financial ratios (in percent):
Average yield on earning assets (1)	7.54	9.12
Cost of interest bearing liabilities	3.74	5.78
Interest rate spread (1)	3.80	3.34
Net interest margin (1)	4.15	3.86
Net income to average total assets	1.24	1.23
Net income to average total equity	15.17	16.60
Net income to average common equity	22.31	21.72
Average equity to average total assets	8.15	7.44
Dividend payout ratio	20.44	22.13
Efficiency ratio (2)	38.95	43.24

	March 31,	December 31,
	2002	2001

Regulatory capital ratios (in percent):
Total capital to risk weighted assets	16.15	14.50
Tier 1 capital to risk weighted assets	13.83	12.16
Tier 1 capital to average assets	8.06	7.49
Balance sheet data (in thousands):
Loans and loans held for sale	$4,398,184	$4,308,780
Allowance for loan losses	99,467	91,060
Investments	3,935,438	3,715,999
Total assets	8,515,026	8,197,518
Deposits	4,488,600	4,098,554
Borrowings	3,215,021	3,425,236
Total common equity	333,220	334,419
Total equity	693,720	602,919
Book value per common share	$12.54	$12.59
Number of full service branches	48	48
Loan origination offices	43	43

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

     RESULTS OF OPERATIONS

     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its earning assets, including investment securities and loans, and the interest expense on its interest bearing liabilities including deposits and borrowings. The Corporation’s results of operations also depend on the provision for loan losses; other income, mainly service charges and fees on loans; operating expenses, such as personnel, occupancy and other costs; gains on sales of investments; and income taxes.

     For the quarter ended on March 31, 2002, the Corporation recorded earnings of $25,649,518 or $0.73 per common share (basic and diluted), a per share increase of 23.7% as compared to earnings of $18,785,808 or $0.59 per common share (basic and diluted) for the first quarter of 2001.

     Net Interest Income

     Net interest income for the three months ended on March 31, 2002 increased by $16.8 million, as compared with the same period in 2001; or by $26.5 million on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.80% and 4.15%, respectively, for the first quarter of 2002 as compared to 3.34% and 3.86%, respectively, for the first quarter of 2001.

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

PART I	Three months ended March 31,
	Average volume		Interest income (1) / expense		Average rate (1)

	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Earning assets:
Money market instruments	$44,469	$5,177	$200	$68	1.82%	5.33%
Government obligations	837,021	564,262	11,546	9,963	5.59%	7.16%
Mortgage backed securities	2,459,453	1,487,801	47,377	25,691	7.81%	7.00%
FHLB stock	23,457	18,633	253	341	4.37%	7.42%
Corporate bonds	340,950	197,270	5,984	4,133	7.12%	8.50%

Total investments	3,705,350	2,273,143	65,360	40,196	7.15%	7.17%

Residential real estate loans	1,033,069	755,763	16,558	15,614	6.50%	8.38%
Construction	212,774	212,417	2,888	5,148	5.51%	9.83%
Commercial loans	1,952,038	1,471,375	26,917	32,158	5.59%	8.86%
Finance leases	131,501	124,626	3,655	3,676	11.27%	11.96%
Consumer loans	1,023,155	1,043,069	34,487	35,443	13.67%	13.78%

Total loans (2)	4,352,537	3,607,250	84,505	92,039	7.87%	10.35%

Total earning assets	$8,057,887	$5,880,393	$149,865	$132,235	7.54%	9.12%

Interest-bearing liabilities:
Deposits	$4,095,233	$3,205,325	$32,544	$44,265	3.22%	5.60%
Other borrowed funds	2,888,810	2,027,897	30,998	30,440	4.35%	6.09%
FHLB advances	325,869	114,667	3,903	1,571	4.86%	5.56%

Total interest-bearing liabilities	$7,309,912	$5,347,889	$67,445	$76,276	3.74%	5.78%

Net interest income			$82,420	$55,959

Interest rate spread					3.80%	3.34%
Net interest margin					4.15%	3.86%

(1)	On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)	Non-accruing loans are included in the average balances.

PART II	Three months ended on March 31,
	2002 compared to 2001

	Variance	Variance
	due to	due to	Total
	volume	rate	variance

	(In thousands)
Interest income on earning assets:
Money market instruments	$350	$(218)	$132
Government obligations	4,338	(2,755)	1,583
Mortgage backed securities	18,426	3,260	21,686
FHLB stock	72	(160)	(88)
Corporate bonds	2,751	(900)	1,851

Total investments	25,937	(773)	25,164

Consumer loans	(678)	(278)	(956)
Real estate loans	5,152	(4,207)	945
Construction loans	38	(2,298)	(2,260)
Commercial loans	8,710	(13,951)	(5,241)
Finance leases	200	(221)	(21)

Total loans	13,422	(20,955)	(7,533)

Total interest income	39,359	(21,728)	17,631

Interest expense on interest bearing liabilities:
Deposits	9,897	(21,618)	(11,721)
Other borrowed funds	11,230	(10,672)	558
FHLB advances	2,733	(401)	2,332

Total interest expense	23,860	(32,691)	(8,831)

Change in net interest income	$15,499	$10,963	$26,462

     Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $13.1 million for the three months ended on March 31, 2002, and of $3.5 million for the three months ended on March 31, 2001. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

     Interest Income

     Interest income increased by $8.0 million for the three months ended on March 31, 2002 as compared to the same period for 2001. When adjusted to a taxable equivalent basis, interest income increased by $17.6 million for the three months ended on March 31, 2002 as compared to the same period in 2001. The yield on earning assets, on a taxable equivalent basis, amounted to 7.54% and 9.12% for the three months ended on March 31, 2002 and 2001, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets, partially offset by a lower yield due to lower market rates. The average volume of earning assets increased by $2,177.5 million for the three months ended on March 31, 2002, as compared to the same period in 2001.

     The average volume of total investments increased by $1,432.2 million for the three month period ended on March 31, 2002 as compared with the same period in 2001, mostly concentrated in government obligations, mortgage backed securities and corporate bonds.

     The average volume of the loan portfolio increased by $745.3 million for the three months ended on March 31, 2002 as compared with the same period in 2001, mostly concentrated in residential real estate and commercial loans. Residential real estate and commercial loans increased by $277.3 million and $480.7 million, respectively, for the three months ended on March 31, 2002 as compared to the same period in 2001.

     Interest Expense

     Interest expense decreased by $8.8 million for the three months ended on March 31, 2002 as compared with the amount recorded in the same period of 2001. The decrease in the interest expense for the quarter ended on March 31, 2002 when compared with the same period last year, was the result of a decrease in the cost of interest bearing liabilities, due to lower market rates, causing a positive rate variance of $32.7 million, partially offset with an increase in the average volume of interest bearing liabilities generating a negative volume variance of $23.9 million. The cost of interest bearing liabilities decreased from 5.78% for the three month period ended on March 31, 2001 to 3.74% for the three month period ended on March 31, 2002.

     Provision for Loan Losses

     For the three months ended on March 31, 2002, the Corporation provided $19.8 million for possible loan losses, as compared to $15.0 million for the same period of 2001. The increase in the provision for loan losses was due to the growth of the total loan portfolio.

     The Corporation maintains an allowance for loan losses on its portfolio at a level that Management considers adequate to absorb losses inherent in the loan portfolio. The Corporation establishes a quarterly allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, fair value of the underlying collateral, financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico economy, may contribute to delinquencies and defaults thus necessitating additional reserves.

     The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three months ended
	March 31,

	2002	2001

	(Dollars in thousands)
Allowance for loan losses, beginning of period	$91,060	$76,919
Provision for loan losses	19,801	15,000

Loans Charge-Offs:
Residential real estate	(36)	(114)
Commercial	(846)	(5,025)
Finance leases	(733)	(663)
Consumer	(11,605)	(10,117)

Total charge-offs	(13,220)	(15,919)

Recoveries of loans previously charged-off:
Commercial	11	61
Finance leases	70	54
Consumer	1,745	1,524

Total recoveries	1,826	1,639

Net charge-offs	(11,394)	(14,280)

Allowance for loan losses, end of period	$99,467	$77,639

Allowance for loan losses to total loans	2.26%	2.11%
Net charge-offs annualized to average loans outstanding during the period	1.05%	1.58%

Other Income

	Three months ended
	March 31,

	2002	2001

	(Dollars in thousands)
Other fees on loans	$5,263	$4,624
Service charges on deposit accounts	2,478	2,386
Mortgage banking activities	482	108
Rental income	551	537
Insurance income	426
Other commissions	437	100
Other operating income	1,868	1,976

Other income before gain on sale of investments and dividend on equity securities	11,505	9,731
Gain on sale of investments	828	6,589
Dividend on equity securities	158	164

Total	$12,491	$16,484

     Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; and gains on sale of investments. Other fees on loans consist mainly of credit card fees and late charges collected on loans. The increase of approximately $639,000 during the first quarter of 2002 when compared with the first quarter of 2001 was mainly due to fees generated on the increased portfolio of loans.

     Service charges on deposit accounts represent an important and stable source of other income for the Corporation.

     Mortgage banking activities income reflects the servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized or sold, and gain on sale of loans.

     The Corporation’s subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

     Insurance income includes the commissions earned by the new subsidiary FirstBank Insurance Agency, Inc.

     Other commissions income is the result of an agreement with Goldman, Sachs & Co. to participate in bond issues by the Government Development Bank of Puerto Rico, and an agreement with a national brokerage house in Puerto Rico to offer brokerage services in selected branches.

     The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes. Other operating income also includes earned discounts on tax credits purchased and utilized against income tax payments, and other fees generated on the portfolio of commercial loans.

     The gains on sale of investment securities reflect market opportunities that arose and that are in consonance to the Corporation’s investment policies.

     Other Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:

	Three months ended
	March 31,

	2002	2001

	(Dollars in thousands)
Employees’ compensation and benefits	$14,380	$13,130
Occupancy and equipment	6,827	5,810
Business promotion	2,643	2,024
Taxes	1,643	1,344
Insurance	638	538
Net cost of operations and disposition of other real estate owned	121	101
Professional fees	740	545
Servicing and processing fees	1,285	1,315
Communications	1,299	1,291
Supplies and printing	284	333
Other	1,989	3,388

Total	$31,849	$29,819

     Operating expenses increased to $31.8 million for the three months ended on March 31, 2002, as compared to $29.8 million for the same period in 2001. The increase in operating expenses for 2002 is mainly the result of technology investments and the general growth in the subsidiary Bank’s operations.

     Management’s goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income, was 38.95% for the three months period ended March 31, 2002 as compared to 43.24% for the same period last year.

     Provision for Income Tax

     The provision for income tax amounted to $4.5 million (or 14.8% of pretax earnings) for the three months ended on March 31, 2002 as compared to $4.3 million (or 18.0% of pretax earnings) for the same period in 2001. The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in obligations and loans exempt from federal and Puerto Rico income taxes.

     FINANCIAL CONDITION

     Assets

     Total assets as of March 31, 2002 amounted to $8,515 million, an increase of $317 million as compared to total assets as of December 31, 2001 of $8,198 million. The increase was mainly the result of an increase of $89 million in total loans and $219 million in total investments and money market instruments.

     The composition of loans receivable:

	March 31,	December 31,	Increase
	2002	2001	(Decrease)

	(Dollars in thousands)
Residential real estate loans	$1,070,294	$1,011,908	$58,386

Commercial real estate loans	731,050	688,922	42,128
Construction loans	211,432	219,396	(7,964)
Commercial loans	1,235,304	1,238,173	(2,869)

Total commercial	2,177,786	2,146,491	31,295

Finance leases	134,070	127,935	6,135
Consumer and other loans	1,016,034	1,022,445	(6,411)

Total	$4,398,184	$4,308,779	$89,405

     The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $351.1 million and repayments and other adjustments of $261.7 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans and residential real estate loans. This resulted in an increase of $31.3 million in the commercial loan portfolio and of $58.4 million in residential real estate loans. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $6.1 million.

     Non-performing Assets

     Total non-performing assets are the sum of non-accruing loans, OREO’s and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

     At March 31, 2002, total non-performing assets amounted to $78 million (0.91% of total assets) as compared to $79 million (0.96% of total assets) at December 31, 2001 and $74 million (1.25% of total assets) at December 31, 2000. The Corporation’s allowance for loan losses to non-performing loans ratio was 139.7% at March 31, 2002 as compared to 124.7% and 113.6% at December 31, 2001 and 2000, respectively.

     Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

     The following table presents non-performing assets at the dates indicated:

	March 31,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$18,915	$18,540	$15,977
Commercial and commercial real estate	30,883	29,378	31,913
Finance leases	2,422	2,469	2,032
Consumer	18,981	22,611	17,794

	71,201	72,998	67,716

Other real estate owned (OREO)	1,419	1,456	2,981
Other repossessed property	5,040	4,596	3,374

Total non-performing assets	$77,660	$79,050	$74,071

Past due loans	$26,121	$27,497	$16,358
Non-performing assets to total assets	0.91%	0.96%	1.25%
Non-performing loans to total loans	1.62%	1.69%	1.94%
Allowance for loan losses	$99,467	$91,060	$76,919
Allowance to total non-performing loans	139.70%	124.74%	113.59%

     Non-accruing Loans

     Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management’s understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $19 million (1.77% of total residential real estate loans) at March 31, 2002, as compared to $19 million (1.83% of total residential real estate loans) and $16 million (2.14% of total residential real estate loans) at December 31, 2001 and 2000, respectively.

     Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $31 million (1.42% of total commercial loans) at March 31, 2002 as compared to $29 million (1.37% of total commercial loans) and $32 million (2.01% of total commercial loans) at December 31, 2001 and 2000, respectively. At March 31, 2002, there were only one non-accruing commercial loan of over $1 million, of $1.2 million.

     Finance Leases - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2 million (1.81% of total finance leases) at March 31, 2002, as compared to $2 million (1.93% of total finance leases) and $2 million (1.65% of total finance leases) at December 31, 2001 and 2000, respectively.

     Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

     Non-accruing consumer loans amounted to $19 million (1.87% of the total consumer loan portfolio) at March 31, 2002, $23 million (or 2.21% of the total consumer loan portfolio) at December 31, 2001 and $18 million (or 1.71% of the total consumer loan portfolio) at December 31, 2000.

Other Real Estate Owned (OREO)

     OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated cost to sell off the real estate at the date of acquisition.

     Other Repossessed Property

     The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats are recorded at the lower of cost or estimated fair value. Repossessed autos are recorded at the principal balance of the loans less an estimated loss on the disposition.

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

     Sources of Funds

     As of March 31, 2002, total liabilities amounted to $7,821 million, an increase of $226 million as compared to $7,595 million as of December 31, 2001. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $390 million; (2) an increase in accounts payable and other liabilities of $47 million; net of a decrease in federal funds and securities sold under agreements to repurchase of $190 million; and (4) a decrease in advances from FHLB of $21 million.

     The Corporation maintains unsecured standby lines of credit with other banks. At March 31, 2002, the Corporation’s total unused lines of credit with these banks amounted to approximately $180,000,000 (2001 — $180,000,000). At March 31, 2002, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $17,000,000. At March 31, 2002, the Corporation has available collateral that can be pledged with the FHLB to obtain additional line of credit in the amount of $627,000,000.

     Capital

     Total stockholders’ equity as of March 31, 2002 amounted to $694 million, increasing by $91 million from the amount as of December 31, 2001. The increase was mainly the result of earnings for the period ended on March 31, 2002 of $26 million, the issuance of 3,680,000 shares of preferred stock at $89 million, reduced by a negative fluctuation in the valuation of securities available for sale of $14 million, and dividends paid of $10 million.

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

     At March 31, 2002 and December 31, 2001, the most recent notification from FDIC, categorized the Corporation as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirements

			For capital
	Actual		adequacy purposes		To be well capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
At March 31, 2002
Total Capital (to Risk-Weighted Assets):
First BanCorp	$776,500	16.15%	$384,759	8%	$480,948	10%
FirstBank	600,239	12.64%	379,927	8%	474,909	10%

Tier I Capital (to Risk-Weighted Assets):
First BanCorp	$665,383	13.83%	$192,379	4%	$288,569	6%
FirstBank	489,867	10.31%	189,964	4%	284,945	6%

Tier I Capital (to Average Assets):
First BanCorp	$665,383	8.06%	$247,614	3%	$412,689	5%
FirstBank	489,867	6.01%	244,675	3%	407,792	5%

At December 31, 2001
Total Capital (to Risk-Weighted Assets):
First BanCorp	$678,679	14.50%	$374,498	8%	$468,123	10%
FirstBank	590,652	12.75%	370,472	8%	463,090	10%

Tier I Capital (to Risk-Weighted Assets):
First BanCorp	$569,255	12.16%	$187,249	4%	$280,874	6%
FirstBank	481,850	10.41%	185,236	4%	277,854	6%

Tier I Capital (to Average Assets):
First BanCorp	$569,255	7.49%	$228,074	3%	$380,124	5%
FirstBank	481,850	6.40%	225,738	3%	376,231	5%

     Dividends

     During the period ended March 31, 2002, the Corporation declared a quarterly cash dividend of $0.15 per common share representing a 15% increase over the quarterly cash dividend of $0.13 per common share declared for the same period in 2001. Total dividends declared per common share for the period ended on March 31, 2002 amounted to $4 million for an annualized dividend payout ratio of 20.44% as compared to $3.5 million for the period ended March 31, 2001 (or a 22.13% dividend payout ratio). Dividends declared on preferred stock amounted to $6.2 million for the period ended on March 31, 2002 as compared to $3.2 million for the same period last year.

     Contractual Obligations and Commitments

     The following table presents a detail of the maturities of contractual debt obligations and commitments to extend credit:

	Total	Less than 1 year	1-3 years	After 5 years

Contractual Obligations:
Federal funds purchased and securities
sold under agreements to repurchase	$2,797,155	$822,195	$156,500	$1,818,460
Advances from FHLB	323,000		50,000	273,000
Subordinated Notes	84,362		84,362

Total Contractual Cash Obligations	$3,204,517	$822,195	$290,862	$2,091,460

Other Commitments:
Lines of Credit	$299,321	$299,321
Standby Letters of Credit	25,415	25,415
Other Commercial Commitments	628,873	628,873

Total Commercial Commitments	$953,609	$953,609

     The Corporation has obligations and commitments to make future payments under contracts, such as debt, and under other commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility.

     The Corporation has obligations to make future payments under lease agreements contracts. The maturities of the operational leases are included on page 75 of the Corporation’s annual report to security holders for the year ended December 31, 2001.

     Critical Accounting Policies and Practices

     The information required herein is incorporated by reference from page 43 of the annual report to security holders for the year ended December 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required herein is incorporated by reference from pages 41 to 43 of the annual report to security holders for the year ended December 31, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 30, 2002 First BanCorp held its annual meeting of stockholders. The number of shares present in person and/or by proxy at such meeting was 24,730,145 representing 93.07% of the 26,571,952 shares of common stock issued and outstanding on March 15, 2002. March 15, 2002 was the record date for the determination of the stockholders entitled to vote at the meeting.

     The following was voted upon at the Annual Meeting of Stockholders:

(a) The election of the following directors:

	For	Withheld

Annie Astor-Carbonell	22,542,445	2,187,700
Rafael Bouet-Souffront	24,674,693	55,452
Jorge L. Díaz	23,620,268	1,109,877

     The following are the directors whose terms of office continue:

Angel Alvarez-Pérez
Juan Acosta Reboyras
José Julián Alvarez
José L. Ferrer Canals
Héctor M. Nevares
José Teixidor

(b) Ratification of the appointment of PricewaterhouseCoopers as the Corporation’s Independent Accountants for fiscal year 2002.

     The appointment of PricewaterhouseCoopers was ratified as follows:

For	21,606,620
Against	55,452
Abstain	3,068,073

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a)	None

b)	On April 25, 2002, the Corporation filed a Report on Form 8-K, reporting under item 5, a Definitive Agreement to acquire JPMorgan Chase’s Eastern Caribbean Region business in the U.S. Virgin Islands, British Virgin Islands and Barbados. The transactions contemplated in the Definitive Agreement are subject to regulatory approval.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp. Name of the Corporation

Date: May 13, 2002	By:	/s/ Angel Alvarez-Pérez Angel Alvarez-Pérez, Esq. Chairman, President and Chief Executive Officer

Date: May 13, 2002	By:	/s/ Annie Astor-Carbonell Annie Astor-Carbonell Senior Executive Vice President and Chief Financial Officer