Form 10-Q
period 2002-06-30
FIRST BANCORP /PR/
filed 2002-08-14
CIK 1057706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                   Quarterly Report Pursuant to Section 130
                    of the Securities Exchange Act of 1934



For the Quarter ended                              Commission File 001-14793
   JUNE 30, 2002


                                 FIRST BANCORP.
                         -------------------------------
             (Exact name of Corporation as specified in its charter)


             PUERTO RICO                                     66-0561882
  --------------------------------------------        --------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


      1519 PONCE DE LEON AVENUE, STOP 23
                SANTURCE, PUERTO RICO                         00908
      -----------------------------------------       ---------------------
             (Address of principal office)                 (Zip Code)


              Corporation's telephone number, including area code:

                                 (787) 729-8200

Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of the Corporation's Common Stock outstanding as of August 12, 2002

                                   26,615,452

                                  FIRST BANCORP
                                   [CONTENTS]

PART I.  FINANCIAL INFORMATION                                                       PAGE
         Item 1. Financial Statements:
                  Consolidated Statements of Financial Condition                       3
                  Consolidated Statements of Income                                    4
                  Consolidated Statements of Cash Flows                                5
                  Consolidated Statements of Changes in Stockholders' Equity           6
                  Consolidated Statements of Comprehensive Income                      7
                  Notes to Consolidated Financial Statements                           8

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           19

         Item 3. Quantitative and Qualitative Disclosures About Market Risk           32

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                    33
         Item 2. Changes in Securities                                                33
         Item 3. Defaults Upon Senior Securities                                      33
         Item 4. Submission of Matters to a Vote of Security Holders                  33
         Item 5. Other Information                                                    33
         Item 6. Exhibits and Report on Form 8-K                                      33

SIGNATURES                                                                            34

FORWARD LOOKING STATEMENTS. When used in this Form 10-Q or future filings by First BanCorp (the "Corporation") with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communication, or in oral statements made with the approval of an authorized executive officer, the word of phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", "believe", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The future results of the Corporation could be affected by subsequent events and could differ materially from those expressed in forward-looking statements. If future events and actual performance differ from the Corporation's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

         The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                   JUNE 30, 2002        DECEMBER 31, 2001
                                                                                  ---------------       -----------------
ASSETS
Cash and due from banks                                                           $    68,144,854        $    59,898,550
                                                                                  ---------------        ---------------
Money market instruments                                                               43,009,631             34,564,568
                                                                                  ---------------        ---------------
Investment securities available for sale, at market:
    Securities pledged that can be repledged                                        1,994,774,831          2,988,828,088
    Other investment securities                                                       216,387,544            385,419,989
                                                                                  ---------------        ---------------
        Total investment securities available for sale                              2,211,162,375          3,374,248,077
                                                                                  ---------------        ---------------
Investment securities held to maturity, at cost:
    Securities pledged that can be repledged                                        1,083,267,413            171,152,930
    Other investment securities                                                       388,276,209            113,142,662
                                                                                  ---------------        ---------------
        Total investment securities held to maturity                                1,471,543,622            284,295,592
                                                                                  ---------------        ---------------
Federal Home Loan Bank (FHLB) stock                                                    35,629,500             22,890,600
                                                                                  ---------------        ---------------
Loans net of allowance for loans losses of $104,150,526
  (2001-$91,060,307)                                                                4,564,399,217          4,213,089,836
Loans held for sale                                                                    21,520,469              4,629,562
                                                                                  ---------------        ---------------
        Total loans                                                                 4,585,919,686          4,217,719,398
                                                                                  ---------------        ---------------
Other real estate owned                                                                 1,183,566              1,455,577
Premises and equipment                                                                 76,031,012             76,155,620
Accrued interest receivable                                                            34,841,537             37,630,883
Due from customers on acceptances                                                         170,495                262,153
Other assets                                                                          121,370,660             88,396,770
                                                                                  ---------------        ---------------
        Total assets                                                              $ 8,649,006,938        $ 8,197,517,788
                                                                                  ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Non-interest bearing deposits                                                 $   230,746,852        $   239,850,816
    Interest bearing deposits                                                       4,512,974,109          3,858,703,322
    Federal funds purchased and securities
      sold under agreements to repurchase                                           2,660,487,501          2,997,173,944
    Advances from FHLB                                                                336,000,000            343,700,000
    Bank acceptances outstanding                                                          170,495                262,153
    Accounts payable and other liabilities                                             91,372,822             70,547,126
                                                                                  ---------------        ---------------
                                                                                    7,831,751,779          7,510,237,361
Subordinated notes                                                                     84,363,223             84,361,525
                                                                                  ---------------        ---------------
Stockholders' equity:
    Preferred stock, authorized 50,000,000 shares: issued and
        outstanding 14,420,000 shares at $25.00 liquidation
        value per share (2001 - 10,740,000)                                           360,500,000            268,500,000
                                                                                  ---------------        ---------------
    Common stock, $1.00 par value, authorized 250,000,000
        shares; issued 29,881,052 shares (2001-29,852,552)                             29,881,052             29,852,552
    Less: Treasury stock (at par value)                                                (3,280,600)            (3,280,600)
                                                                                  ---------------        ---------------
    Common stock outstanding                                                           26,600,452             26,571,952
                                                                                  ---------------        ---------------
    Additional paid-in capital                                                         11,685,627             14,214,877
    Capital reserve                                                                    60,000,000             60,000,000
    Legal surplus                                                                     136,792,514            136,792,514
    Retained earnings                                                                 134,885,621            103,132,913
    Accumulated other comprehensive income - unrealized
         gain (loss) on securities available for sale, net of tax of
      $809,241 (2001-$2,097,785)                                                        2,427,722             (6,293,354)
                                                                                  ---------------        ---------------
                                                                                      732,891,936            602,918,902
                                                                                  ---------------        ---------------
Contingencies and commitments
                                                                                  ---------------        ---------------
        Total liabilities and stockholders' equity                                $ 8,649,006,938        $ 8,197,517,788
                                                                                  ===============        ===============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          -------------------------------      -------------------------------
                                                            JUNE 30,           JUNE 30,          JUNE 30,            JUNE 30,
                                                              2002               2001              2002               2001
                                                          ------------       ------------      ------------       ------------
INTEREST INCOME:
  Loans                                                   $ 84,794,833       $ 89,078,153      $168,289,311       $180,315,454
  Investments                                               51,086,925         36,784,564       104,055,022         73,956,457
  Dividends on FHLB stock                                      466,163            314,742           719,452            655,814
                                                          ------------       ------------      ------------       ------------
     Total interest income                                 136,347,921        126,177,459       273,063,785        254,927,725
                                                          ------------       ------------      ------------       ------------

INTEREST EXPENSE:
  Deposits                                                  33,736,063         41,388,925        66,279,582         85,653,959
  Short term borrowings                                     32,393,483         24,296,875        65,599,497         53,659,767
  Long term borrowings                                       1,695,112          2,391,160         3,390,224          5,039,211
                                                          ------------       ------------      ------------       ------------
     Total interest expense                                 67,824,658         68,076,960       135,269,303        144,352,937
                                                          ------------       ------------      ------------       ------------
     Net interest income                                    68,523,263         58,100,499       137,794,482        110,574,788
                                                          ------------       ------------      ------------       ------------

PROVISION FOR LOAN LOSSES                                   14,500,499         17,800,000        34,300,998         32,800,000
                                                          ------------       ------------      ------------       ------------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                            54,022,764         40,300,499       103,493,484         77,774,788
                                                          ------------       ------------      ------------       ------------

OTHER INCOME:
  Other fees on loans                                        5,465,426          5,171,189        10,728,121          9,794,770
  Service charges on deposit accounts                        2,354,493          2,384,642         4,832,597          4,770,245
  Mortgage banking activities                                  895,838            825,102         1,309,744            933,353
  Gain (loss) on investments                                  (211,329)         2,937,887           616,518          9,526,776
  Derivative loss                                           (2,253,522)                          (2,253,522)
  Other operating income                                     4,746,834          3,021,981         8,255,051          5,799,218
                                                          ------------       ------------      ------------       ------------
     Total other income                                     10,997,740         14,340,801        23,488,509         30,824,362
                                                          ------------       ------------      ------------       ------------

OTHER OPERATING EXPENSES:
  Employees' compensation and benefits                      14,437,748         13,462,053        28,817,733         26,592,525
  Occupancy and equipment                                    6,862,318          6,017,382        13,689,546         11,827,640
   Business promotion                                        2,455,271          2,248,368         5,098,128          4,272,145
   Taxes                                                     1,643,889          1,355,194         3,286,719          2,699,604
   Insurance                                                   721,654            580,463         1,359,219          1,118,150
   Other                                                     5,727,087          6,554,320        11,445,240         13,526,700
                                                          ------------       ------------      ------------       ------------
     Total other operating expenses                         31,847,967         30,217,780        63,696,585         60,036,764
                                                          ------------       ------------      ------------       ------------
Income before income tax provision and
 cumulative effect of accounting change                     33,172,537         24,423,520        63,285,408         48,562,386
Income tax provision                                         6,193,483          4,251,721        10,656,836          8,589,891
                                                          ------------       ------------      ------------       ------------
Income before cumulative effect of accounting change        26,979,054         20,171,799        52,628,572         39,972,495
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                                                                  (1,014,889)
                                                          ------------       ------------      ------------       ------------
NET INCOME                                                $ 26,979,054       $ 20,171,799      $ 52,628,572       $ 38,957,606
                                                          ============       ============      ============       ============

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS               $ 20,228,052       $ 17,003,049      $ 39,724,295       $ 32,620,103
                                                          ============       ============      ============       ============

NET INCOME PER COMMON SHARE- BASIC:
Income before cumulative effect of accounting change      $       0.76       $       0.64      $       1.49       $       1.27
Cumulative effect of accounting change                                                                                   (0.04)
                                                          ------------       ------------      ------------       ------------
Earnings per common share-basic                           $       0.76       $       0.64      $       1.49       $       1.23
                                                          ============       ============      ============       ============

NET INCOME PER COMMON SHARE-DILUTED:
Income before cumulative effect of accounting change      $       0.75       $       0.64      $       1.48       $       1.26
Cumulative effect of accounting change                                                                                   (0.04)
                                                          ------------       ------------      ------------       ------------
Earnings per common share-diluted                         $       0.75       $       0.64      $       1.48       $       1.22
                                                          ============       ============      ============       ============

DIVIDENDS DECLARED PER COMMON SHARE                       $       0.15       $       0.13      $       0.30       $       0.26
                                                          ============       ============      ============       ============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS              SIX MONTHS
                                                                                       ENDED                    ENDED
                                                                                    JUNE 30, 2002           JUNE 30, 2001
                                                                                  ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $     52,628,572        $     38,957,606
                                                                                  ----------------        ----------------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation                                                                         5,649,614               4,508,530
    Core deposit intangible amortization                                                   459,631                 459,631
    Provision for loan losses                                                           34,300,998              32,800,000
    Deferred tax asset provision                                                        (6,400,930)             (3,149,127)
    Gain on sale of investments                                                           (616,518)             (9,526,776)
    Increase in taxes payable                                                            4,645,560               6,635,486
    Decrease (increase) in accrued interest receivable                                   2,789,347              (8,098,672)
    Increase in accrued interest payable                                                 4,949,898               3,584,482
    Amortization of deferred net loan fees                                              (1,000,656)                394,770
    Increase in loans held for sale                                                    (16,620,907)
    Decrease in other assets                                                             2,951,689               4,344,180
    Increase (decrease) in other liabilities                                            10,796,240              (4,865,149)
                                                                                  ----------------        ----------------
   Total adjustments                                                                    41,903,966              27,087,355
                                                                                  ----------------        ----------------
   Net cash provided by operating activities                                            94,532,538              66,044,961
                                                                                  ----------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans                                                         491,059,389             399,783,962
  Loans originated                                                                    (532,005,574)           (592,510,027)
  Purchase of loans                                                                   (354,645,777)           (202,888,515)
  Proceeds from sale of investments available for sale                                 547,538,534             317,687,253
  Purchase of securities held to maturity                                           (6,423,506,156)            (80,801,786)
  Purchase of securities available for sale                                         (6,721,924,357)         (3,718,347,345)
  Principal repayments and maturities of securities held to maturity                 5,236,258,127              76,354,381
  Principal repayments of securities available for sale                              7,348,923,095           3,314,059,225
  Additions to premises and equipment                                                   (5,525,007)             (8,725,925)
  Purchase of FHLB stock                                                               (12,738,900)             (4,354,102)
                                                                                  ----------------        ----------------
  Net cash used in investing activities                                               (426,566,626)           (499,742,879)
                                                                                  ----------------        ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                             623,297,666             335,172,161
  Net decrease in federal funds purchased and securities
    sold under repurchase agreements                                                  (335,495,597)           (174,447,419)
  FHLB advances paid/taken                                                              (7,700,000)            227,000,000
  Payments of notes payable                                                                                     (6,446,115)
  Dividends                                                                            (20,875,864)            (13,260,653)
  Exercise of stock options                                                                593,250               1,355,211
  Issuance of preferred stock                                                           88,906,000              89,900,000
  Treasury stock acquired                                                                                       (1,317,388)
                                                                                  ----------------        ----------------
  Net cash provided by financing activities                                            348,725,455             457,955,797
                                                                                  ----------------        ----------------
  Net (decrease) increase in cash and cash equivalents                                  16,691,367              24,257,879
  Cash and cash equivalents at beginning of period                                      94,463,118              65,392,939
                                                                                  ----------------        ----------------
  Cash and cash equivalents at end of period                                      $    111,154,485        $     89,650,818
                                                                                  ----------------        ----------------
Cash and cash equivalents include:
   Cash and due from banks                                                        $     68,144,854        $     75,515,308
   Money market instruments                                                             43,009,631              14,135,510
                                                                                  ----------------        ----------------
                                                                                  $    111,154,485        $     89,650,818
                                                                                  ================        ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $    130,319,405             140,768,455
    Income Taxes                                                                         7,236,912               2,965,487

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                       ACCUMULATED
                                                             ADDITIONAL                                                  OTHER
                               PREFERRED       COMMON         PAID-IN      CAPITAL        LEGAL          RETAINED     COMPREHENSIVE
                                 STOCK         STOCK          CAPITAL      RESERVE       SURPLUS         EARNINGS      INCOME (LOSS)
                              ------------   ----------     -----------  -----------   ------------    ------------    ----------
DECEMBER 31, 2000             $165,000,000   $26,424,152    $16,567,516  $50,000,000   $126,792,514     $69,275,152  $(19,598,785)

Net income                                                                                               86,001,444
Other comprehensive income                                                                                             13,305,431
Issuance of preferred stock    103,500,000                   (3,430,750)
Addition to legal surplus                                                                10,000,000     (10,000,000)
Addition to capital reserve                                               10,000,000                   (10,000,000)
Treasury stock acquired                          (86,200)       (43,100)                                 (1,800,385)
Stock options exercised                          234,000      1,121,211
Cash dividends:
    Common stock                                                                                        (13,835,100)
    Preferred stock                                                                                     (16,508,198)
                              ------------   ----------     -----------  -----------   ------------    ------------    ----------
DECEMBER 31, 2001              268,500,000    26,571,952     14,214,877   60,000,000    136,792,514     103,132,913    (6,293,354)

Net income                                                                                               52,628,572
Other comprehensive income                                                                                              8,721,076
Issuance of preferred stock     92,000,000                   (3,094,000)
Stock options exercised                           28,500        564,750
Cash dividends:
    Common stock                                                                                         (7,971,588)
    Preferred stock                                                                                     (12,904,276)
                              ------------   ----------     -----------  -----------   ------------    ------------    ----------
JUNE 30, 2002                 $360,500,000   $26,600,452    $11,685,627  $60,000,000   $136,792,514    $134,885,621    $2,427,722
                              ============   ===========    ===========  ===========   ============    ============    ==========


The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   ------------------------------      -----------------------------
                                                     JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                      2002               2001             2002              2001
                                                   -----------       ------------      -----------       -----------
Net income                                         $26,979,054       $ 20,171,799      $52,628,572       $38,957,606
                                                   -----------       ------------      -----------       -----------
Other comprehensive income, net of tax:
Unrealized gain (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period
        net of tax of $7,392,746
        (2001-$4,280,397) for the quarter
        and $3,061,155 (2001-$2,178,859)
        for the six-month period                    22,178,237        (12,841,190)       9,183,465         6,536,578
      Less: reclassification adjustment
        for gains(losses) included in net
        income net of tax of $52,832
        (2001-$734,472) for the quarter
        and $154,129 (2001-$2,381,694)
        for the six-month period                       158,497         (2,203,415)        (462,389)       (7,145,082)

Cumulative effect of accounting change,
  net of tax benefit of $331,500                                                                             994,500
                                                   -----------       ------------      -----------       -----------

Total other comprehensive (loss) income             22,336,734        (15,044,605)       8,721,076           385,996
                                                   -----------       ------------      -----------       -----------

Comprehensive income                               $49,315,788       $  5,127,194      $61,349,648       $39,343,602
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

         FirstBank Puerto Rico (FirstBank or the Bank), the Corporation's wholly owned bank subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 44 full-service banking branches in Puerto Rico and four in the U.S. Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans and residential mortgage loans. In addition, through its wholly-owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank offers brokerage services in selected branches through an alliance with a national brokerage house in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation
(FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

         Effective August 2001, the Corporation entered into the insurance business through a wholly owned subsidiary, FirstBank Insurance Agency. This subsidiary is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

         On April 25, 2002, the Corporation filed a Report on Form 8-K, reporting under item 5, a Definitive Agreement to acquire JPMorgan Chase's Eastern Caribbean Region business in the U.S. Virgin Islands, British Virgin Islands and Barbados. On August 8, 2002, the Corporation received the approval for this transaction from the U.S. Virgin Islands Banking Board. This transaction is pending other regulatory approvals. Management expects that the acquisition will be completed during the second semester of 2002.

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

         In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders' equity include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation's financial position at June 30, 2002, and the results of operations and the cash flows for the three and six months ended on June 30, 2002 and 2001. The results of operations for the three and six months ended on June 30, 2002, are not necessarily indicative of the results to be expected for the entire year.

         NEW ACCOUNTING PRONOUNCEMENTS

         During 2001 the Financial Accounting Standards Board (FASB) issued the following statements of financial accounting standards (SFAS):

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. This amendment became effective on July 1, 2002. SFAS No.145 also amends SFAS No. 13, "Accounting for Leases", which requires that certain lease modifications that have economics effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a significant impact on the Corporation's financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management expects that the adoption of this statement will not have a significant impact on the Corporation's financial statements.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         During 2001 the FASB issued the SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition or subsequent to their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Specifically, under this statement, goodwill and other indefinite life intangibles will no longer be amortized but will be evaluated at least annually for impairment. The standard also provides a methodology for evaluating impairment of goodwill and other intangibles based on fair value. The provisions of this statement apply to fiscal years beginning after December 15, 2001. Retroactive application is not permitted. The Corporation does not have goodwill. Management has reviewed the Corporation's core deposit intangible assets, and determined that there is no impairment of the intangible assets and that the useful life of ten years used to amortize them is the best estimate of the economic benefit period. At June 30, 2002, the Corporation has a core deposit intangible with a carrying amount of $6,739,808 (gross carrying amount of $9,170,846 and accumulated amortization of $2,431,038) included in the Other Assets category. The straight-line amortization expense for the period ended on June 30, 2002 amounted to $459,631. The estimated aggregate amortization expense for each of the five succeeding fiscal years will amount to approximately $919,260.

3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. Upon adoption of SFAS No. 133, as amended, a loss of approximately $1.3 million was recognized in the statement of income as a cumulative effect, as a result of unamortized premium paid for interest rate caps of $1.5 million less an estimated fair market value of $200,000.

         At June 30, 2002, interest rate swap agreements with an aggregate notional amount of $2,035.9 million under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate certificates of deposit. The interest rate swap agreements are reflected at its fair value of $8.1 million in the Corporation's consolidated statement of financial condition as a swap asset with a corresponding increase in certificates of deposit by the same amount. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income nor on comprehensive income.

         Interest rate swaps under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value attributable to market interest rates of fixed rate available for sale corporate bonds. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation's consolidated statement of financial condition. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income. Interest rate swaps with an aggregate notional principal balance of $25 million had an unrealized loss of approximately $467,000 at June 30, 2002, attributable to credit risk which was recorded in accumulated comprehensive income net of income tax.

         During the quarter ended on June 30, 2002, the Corporation sold certain corporate bonds to which interest rate swap agreements with an aggregate notional principal balance of $53.2 million were attributable. Therefore, these swaps no longer qualify for hedge accounting, and an unrealized loss of $2.4 million was recorded to reflect changes in the fair value of these derivatives as a derivative loss in the Other Income section of the statement of income.

         The Corporation also writes covered call options on securities maintained in the portfolio. The Corporation receives a premium on these call options. Changes in the fair value of these call options are recorded as derivative income or loss in the statement of income. For the quarter ended on June 30, 2002, a total of $132,737 was recorded as a derivative income in the Other Income section of the statement of income.

4 - STOCKHOLDERS' EQUITY

         PREFERRED STOCK

         The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation's option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During the period ended on June 30, 2002, the Corporation issued 3,680,000 shares of preferred stock (4,140,000 shares-2001; 3,000,000 shares-2000; 3,600,000 shares-1999). The liquidation value per share is $25. Annual dividends of $1.8125 per share (issuance of 2002), of $1.85 per share (issuance of 2001), of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors.

5 - EARNINGS PER COMMON SHARE

         The calculations of earnings per common share for the three and six months ended on June 30, 2002 and 2001 are as follows:

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                  -------------------------       -------------------------
                                                                     2002           2001            2002            2001
                                                                  ---------       ---------       ---------       ---------
(In thousands, except per share data)

Income before cumulative effect of accounting change
 and dividend on preferred stock                                  $  26,979       $  20,172       $  52,628       $  39,973
Dividend on preferred stock                                          (6,751)         (3,169)        (12,904)         (6,338)
                                                                  ---------       ---------       ---------       ---------
Income before cumulative effect of accounting change                 20,228          17,003          39,724          33,635
Cumulative effect of accounting change                                                                               (1,015)
                                                                  ---------       ---------       ---------       ---------
Net income available to common stockholders                       $  20,228       $  17,003       $  39,724       $  32,620
                                                                  =========       =========       =========       =========

Earnings per common share basic:
  Weighted average common shares outstanding                         26,575          26,597          26,573          26,550
                                                                  =========       =========       =========       =========

Income before cumulative effect of accounting change              $    0.76       $    0.64       $    1.49       $    1.27
Cumulative effect of accounting change                                                                                (0.04)
                                                                  ---------       ---------       ---------       ---------
Earnings per common share basic                                   $    0.76       $    0.64       $    1.49       $    1.23
                                                                  =========       =========       =========       =========

Earnings per common share diluted:
  Weighted average common shares and share equivalents:
     Average common shares outstanding                               26,575          26,597          26,573          26,550
    Common stock equivalents - Options                                  430             174             355             158
                                                                  ---------       ---------       ---------       ---------
            Total                                                    27,005          26,771          26,928          26,708
                                                                  =========       =========       =========       =========

Income before cumulative effect of accounting change              $    0.75       $    0.64       $    1.48       $    1.26
Cumulative effect of accounting change                                                                                (0.04)
                                                                  ---------       ---------       ---------       ---------
Earnings per common share diluted                                 $    0.75       $    0.64       $    1.48       $    1.22
                                                                  =========       =========       =========       =========


         Stock options outstanding under the Corporation's stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. At June 30, 2002, all options outstanding during the period have been included in the computation of outstanding shares. At June 30, 2001, 239,500 stock options were not included in the computation of outstanding shares because they were antidilutive.

6 - INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:

 INVESTMENT SECURITIES AVAILABLE FOR SALE


                                           June 30, 2002                                       December 31, 2001
                            -------------------------------------------         --------------------------------------------------
                                                                        Weighted                                            Weighted
                            Amortized        Unrealized        Market    average Amortized     Unrealized          Market    average
                               cost      gains    (losses)     value     yield%     cost      gains    (losses)     value     yield%
                            ----------  -------   --------   ----------  ------ ----------   -------  --------   ----------   ----
U.S. Treasury Securities:                                          (Dollars in thousands)
     Within 1 year                                                             $    7,726    $   30              $    7,756   3.18
Obligations of other U.S.
 Government Agencies:
     Within 1 year                                                                407,324             $    (32)     407,292   1.72
     After 5 to 10 years    $      750  $     7              $      757  5.60         500          1                    501   5.59
     After 10 years            100,069      640  $(1,062)        99,647  7.57      87,519        469    (1,805)      86,183   7.55
Puerto Rico Government
 Obligations:
     After 5 to 10 years         4,872      156                   5,028  6.25       4,458        128                  4,586   6.19
     After 10 years              5,659      272                   5,931  6.31       5,932        151                  6,083   6.34
                            ----------  -------  --------    ----------         ----------   -------  --------   ----------
United States and
 Puerto Rico Government
 Obligations                $  111,350  $ 1,075  $ (1,062)   $  111,363  7.44   $  513,459   $   779  $ (1,837)  $  512,401   2.83
                            ==========  =======  ========    ==========         ==========   =======  ========   ==========
Mortgage backed securities:
  FHLMC certificates:
     Within 1  year                                                             $        8                       $        8   5.85
     After 1 to 5 years     $      361  $    13              $      374  6.81          112   $     4                    116   7.63
     After 5 to 10 years        11,226      609                  11,835  7.30       13,211       576                 13,787   7.29
     After 10 years              7,142      287                   7,429  6.92        8,030       172  $     (6)       8,196   6.95
                            ----------  -------              ----------         ----------   -------  --------   ----------
                                18,729      909                  19,638  7.15       21,361       752        (6)      22,107   7.16
                            ----------  -------              ----------         ----------   -------  --------   ----------
 GNMA certificates:
     After 5 to 10 years         4,112      104  $     (9)        4,207  6.41        4,605       101                  4,706   6.39
     After 10 years          1,855,803   30,765               1,886,568  6.45    2,515,953    12,672    (6,539)   2,522,086   6.52
                            ----------  -------  --------    ----------         ----------   -------  --------   ----------
                             1,859,915   30,869        (9)    1,890,775  6.45    2,520,558    12,773    (6,539)   2,526,792   6.52
                            ----------  -------  --------    ----------         ----------   -------  --------   ----------
 FNMA certificates:
     Within 1 year                  24                               24  5.77
     After 1 to 5 years             64        2                      66  7.10          158         4                    162   6.92
     After 5 to 10 years            94        5                      99  7.29          124         5                    129   7.32
     After 10 years              6,115      384                   6,499  7.51        7,095       408                  7,503   7.96
                            ----------  -------              ----------         ----------   -------             ----------
                                 6,297      391                   6,688  7.50        7,377       417                  7,794   7.93
                            ----------  -------              ----------         ----------   -------             ----------
Mortgage pass through
 certificates:
     After 10 years              1,452       21                   1,473  8.41        1,958        38                  1,996   8.70
                            ----------  -------              ----------         ----------   -------             ----------
Mortgage backed
 securities                 $1,886,393  $32,190   $    (9)   $1,918,574  6.46   $2,551,254   $13,980  $ (6,545)  $2,558,689   6.53
                            ==========  =======  ========    ==========         ==========   =======  ========   ==========
Corporate bonds:
    Within 1 year           $    8,774  $    70              $    8,844  7.55   $   19,246   $   410             $   19,656   7.70
    After 1 to 5 years          86,471      799   $(12,904)      74,366  6.27      118,919     1,770  $ (2,899)     117,790   6.68
    After 5 to 10 years         57,378      743     (1,837)      56,284  7.66      114,855        77    (1,906)     113,026   7.34
    After 10 years                                                                  18,531       328                 18,859   7.35
                            ----------  -------              ----------         ----------   -------  --------   ----------
Corporate bonds             $  152,623  $ 1,612  $(14,741)   $  139,494  6.87   $  271,551   $ 2,585  $ (4,805)  $  269,331   7.08
                            ==========  =======  ========    ==========         ==========   =======  ========   ==========

Equity securities (without
  contractual maturity)     $   57,092  $ 8,011  $(23,372)   $   41,731  1.24   $   45,115   $ 4,901  $(16,189)  $   33,827   1.43
                            ==========  =======  ========    ==========         ==========   =======  ========   ==========

Total Investments Securities
Available for Sale          $2,207,458  $42,888  $(39,184)   $2,211,162  6.40   $3,381,379   $22,245  $(29,376)  $3,374,248   5.95
                            ==========  =======  ========    ==========         ==========   =======  ========   ==========

         Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost; therefore it does not give effect to changes in fair value.

         The Corporation's bank subsidiary is restructuring its portfolio of mortgage backed securities available for sale, in order to shorten its duration to enable a future reinvestment, in the next two to four years, at expected higher interest rates. If rates stay at today's levels, the proceeds would be reinvested at these lower levels. As a result, during late June 2002, approximately $550 million of 30 year mortgage backed securities and certain corporate bonds were sold. An additional amount of approximately $600 million of 30 year mortgage backed securities was sold during the third quarter, before the filing of this report. These sales of securities were substantially substituted with $900 million of 15 year mortgage backed securities which have a lower average life and yield, and which value is less sensitive to increases in interest rates.

         It is the Corporation's policy to invest in corporate bonds, which at the time of the investment, are of an investment grade quality. The total carrying amount of the corporate bonds portfolio is $203.6 million, or 5.4% of total investments of the Corporation as of June 30, 2002. During the second quarter of 2002, two of the bonds in the FirstBank's portfolio were downgraded to non-investment grade quality by the credit rating agencies. These were, WorldCom Corporation, $15.5 million outstanding at the time of the downgrade and Nortel Networks Corporation, $18.5 million outstanding at the time of the downgrade. Management performed an impairment analysis on these securities and determined that an other-than-temporary impairment of approximately $11.7 million had occurred in the case of the WorldCom Corporation bonds. The estimated impairment amount of this security was recognized as a loss in accordance with SFAS No. 115 in the statement of income. In addition, Management reclassified to non-accruing status the remaining carrying amount of $3.8 million as presented in the Non-performing Assets section of the Management Discussion Analysis of this report.

         The Corporation's equity securities portfolio carrying amount is $41.7 million, and its cost is $57.1 million as of June 30, 2002. The Corporation's current policy guidelines limit the equities portfolio investments to $60 million, which is 1.6% of the Corporations total investments as of June 30, 2002. Management performed an impairment analysis on the Corporation's investment in equity securities and determined that an other-than-temporary impairment had occurred in the case of a $2.3 million investment in WorldCom Corporation shares of common stock. In accordance with SFAS No. 115, the Corporation recorded a loss in the statement of income for such amount on this investment.

         At June 30, 2002, Management determined that except for the impairment on the WorldCom Corporation bonds and stock, there are no other-than-temporary impairments on the rest of the bonds and equity securities portfolio. Management will continue monitoring the Corporation's investment on individual corporate bonds and equity securities to identify any other-than-temporary impairment in accordance with SFAS No.115. Future other-than-temporary impairments may occur that would need to be recognized as a loss.

         For the six-month ended on June 30, 2002, proceeds from the sale of securities amounted to $547.5 million (2001 - $317.7 million) resulting in gross realized gains of $15.4 million (2001 - $10.3 million), and gross realized losses of $14.8 million (2001 - $822,034).

    INVESTMENT SECURITIES HELD TO MATURITY

                                                     June 30, 2002                                     December 31, 2001
                              ------------------------------------------------  ----------------------------------------------------
                                                                         Weighted                                         Weighted
                              Amortized       Unrealized         Market   average   Amortized    Unrealized       Market  average
                                cost       gains     (losses)    value    yield%      cost     gains    (losses)  value   yield%
                              ---------    -----     --------   -------  -------    ---------   -----   -------   ------  ------
                                                              (Dollars in thousands)
U.S. Treasury Securities:
    Within 1 year              $ 19,380                         $19,380   1.65
Obligations of U.S.
   Government Agencies:
    Within 1 year                860,090             $ (115)    859,975   1.84
 After 10 years                  518,634    $4,789   (1,893)    521,530   7.70      $211,194   $  3     $(6,466)  $204,731    7.39
Puerto Rico Government
    Obligations:
    After 1 to 5 years             5,000        25                5,025   5.00         5,000                          5,000   5.00
    After 10 years                 4,217       404                4,621   6.50         4,084    228                   4,312   6.50
                              ---------- ---------   -------  ----------              ------   ----                --------
United States and Puerto
      Rico Government
     Obligations              $1,407,321    $5,218   $(2,008) $1,410,531  4.02      $220,278   $231     $(6,466)   $214,043   7.32
                              ==========    ======   =======  ==========            ========   ====     =======    ========
Corporate bonds:
     After 1 to 5 years          $64,223       $8    $  (153)    $64,078  3.46       $64,018              $(277)   $ 63,741   3.49
                                 =======       ==    =======     =======             =======             ======    ========

Total Investment Securities
  Held to Maturity            $1,471,544    $5,226   $(2,161) $1,474,609  4.00      $284,296   $231     $(6,743)   $277,784   6.46
                              ==========    ======   =======  ==========            ========   ====      =======   ========


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

7 - INVESTMENT IN FHLB STOCK

         At June 30, 2002 and December 31, 2001, there were investments in FHLB stock with book value of $35,629,500 and $22,890,600, respectively. The estimated market value of such investments is its redemption value.

8 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:


                                                                             JUNE 30,             DECEMBER 31,
                                                                                2002                  2001
                                                                         ------------------      --------------
                                                                                     (IN THOUSANDS)
Residential real estate loans:
Secured by first mortgages:
    Conventional                                                            $  1,170,043            $    955,573
    Insured by government agencies:
       Federal Housing Administration and Veterans
         Administration                                                           34,967                  25,211
       Puerto Rico Housing Bank and Finance Agency                                21,229                  23,513
Secured by second mortgages                                                        7,242                   8,088
                                                                        ----------------         ---------------
                                                                               1,233,481               1,012,385
    Deferred net loan fees                                                        (5,085)                 (5,107)
                                                                        -----------------        ---------------
Residential real estate loans                                                  1,228,396               1,007,278
                                                                           -------------            ------------

Commercial loans:
    Construction loans                                                           214,647                 219,396
    Commercial loans                                                           1,289,359               1,238,173
    Commercial mortgage                                                          777,341                 688,922
                                                                            ------------            ------------
Commercial loans                                                               2,281,347               2,146,491
                                                                             -----------             -----------

Finance leases                                                                   138,617                 127,935
                                                                            ------------            ------------

Consumer and other loans:
    Personal                                                                     361,505                 362,490
    Personal lines of credit                                                      10,757                  11,216
    Auto                                                                         498,087                 502,902
    Boat                                                                          47,177                  39,570
    Credit card                                                                  162,771                 176,226
    Home equity reserve loans                                                      1,646                   1,851
    Unearned interest                                                            (61,754)                (71,810)
                                                                            ------------            ------------
Consumer and other loans                                                       1,020,189               1,022,445
                                                                             -----------             -----------
Loans receivable                                                               4,668,549               4,304,149
Allowance for loan losses                                                       (104,150)                (91,060)
                                                                             -----------            ------------
Loans receivable-net                                                           4,564,399               4,213,089
Loans held for sale                                                               21,521                   4,630
                                                                           -------------           -------------
Total loans                                                                   $4,585,920              $4,217,719
                                                                              ==========              ==========

9- IMPAIRED LOANS

         At June 30, 2002, the Corporation had $31.3 million ($10.7 million at December 31, 2001) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $7.6 million ($3.7 million at December 31, 2001), of which $7.1 million was established based on the fair value of the collateral (2001-$2 million) and $500,000 was established based on the present value of expected future cash flows (2001-$1.7 million). The allowance for impairment loans is part of the allowance for loan losses. The average recorded investment in impaired loans amounted to $17 million for the six months ended on June 30, 2002 (2001 - $11.9 million). Interest income in the amount of approximately $570,000 and $84,000 was recognized on impaired loans for the period ended on June 30, 2002 and 2001, respectively.

10 - SEGMENT INFORMATION

          The Corporation has three reportable segments: Retail business, Treasury and Investments, Commercial Corporate business and Other. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation's organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

          The Retail business segment is composed of the Corporation's branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in Retail business. The Commercial Corporate segment is composed of commercial loans including commercial real estate and construction loans. The Treasury and Investment segment is responsible for the Corporation investment portfolio and treasury functions. The Other Income segment is mainly composed of insurance and other commissions income and earned discounts on tax credits purchased and utilized against income tax payments.

          The accounting policies of the segments are the same as those described in Note 2 of the Corporation's financial statements for the year ended December 31, 2001 contained in the annual report of the Corporation.

          The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses, other income and direct operating expenses. The segments are also evaluated based on the average volume of its earning assets less the allowance for loan losses.

          The only intersegment transaction is the net transfer of funds between the Treasury and Investment segment and the retail and commercial corporate segments. The Treasury and Investment segment sells funds to the Retail and Commercial Corporate segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Investment and Treasury segment are based on market rates.

The following table presents information about the reportable segments (in thousands):

                                                                TREASURY AND        COMMERCIAL
                                                 RETAIL          INVESTMENTS         CORPORATE      OTHER           TOTAL
                                                 ------         ------------        -----------     -----           ------
FOR THE QUARTER ENDED JUNE 30, 2002:
Interest income                                  $   54,842       $   51,553        $   29,953                   $   136,348
Net (charge) credit for transfer of funds           (12,681)          26,999           (14,318)
Interest expense                                    (14,560)         (53,264)                                        (67,824)
Net interest income                                  27,601           25,288            15,635                        68,524
Provision for loan losses                            (8,383)                            (6,117)                      (14,500)
Other income                                          9,977           (2,295)            1,103     $ 2,212            10,997
Direct operating expenses                           (18,173)            (527)           (1,359)       (158)          (20,217)
Segment income                                   $   11,022       $   22,466        $    9,262     $ 2,054       $    44,804
Average earning assets                           $2,230,054       $3,571,237        $2,178,420                   $ 7,979,711

FOR THE PERIOD ENDED JUNE 30, 2002:
Interest income                                  $  108,592       $  104,774        $   59,698                   $   273,064
Net (charge) credit for transfer of funds           (23,770)          52,071           (28,301)
Interest expense                                    (29,276)        (105,993)                                       (135,269)
Net interest income                                  55,546           50,852            31,397                       137,795
Provision for loan losses                           (21,328)                           (12,972)                      (34,300)
Other income                                         19,430           (1,309)            2,083      $3,283            23,487
Direct operating expenses                           (35,068)          (1,076)           (2,776)       (276)          (39,196)
Segment income                                   $   18,580       $   48,467        $   17,731      $3,007       $    87,786
Average earning assets                           $2,174,623       $3,646,760        $2,156,930                   $ 7,978,313


                                                                 TREASURY AND       COMMERCIAL
                                              RETAIL              INVESTMENTS        CORPORATE       OTHER         TOTAL
                                              ------             ------------       ----------      -------        ------
FOR THE QUARTER ENDED JUNE 30, 2001:
Interest income                                $   54,398          $   37,099       $   34,680                    $  126,177
Net (charge) credit for transfer of funds          (3,846)             24,865          (21,019)
Interest expense                                  (18,860)            (49,217)                                       (68,077)
Net interest income                                31,692              12,747           13,661                        58,100
Provision for loan losses                         (14,790)                              (3,010)                      (17,800)
Other income                                        9,625               3,107              909        $ 700           14,341
Direct operating expenses                         (17,277)               (444)          (1,343)         (61)         (19,125)
Segment income                                 $    9,250          $   15,410       $   10,217        $ 639       $   35,516
Average earning assets                         $1,927,782          $2,327,290       $1,727,054                    $5,982,126


FOR THE PERIOD ENDED JUNE 30, 2001:
Interest income                                $  108,394          $   74,612       $   71,921                   $   254,927
Net (charge) credit for transfer of funds          (5,047)             49,786          (44,739)
Interest expense                                  (38,966)           (105,387)                                      (144,353)
Net interest income                                64,381              19,011           27,182                       110,574
Provision for loan losses                         (27,243)                              (5,557)                      (32,800)
Other income                                       17,931               9,860            2,013       $1,021           30,825
Direct operating expenses                         (32,951)               (885)          (2,555)        (119)         (36,510)
Segment income                                 $   22,118          $   27,986       $   21,083       $  902      $    72,089
Average earning assets                         $1,895,539          $2,299,078       $1,694,546                   $ 5,889,164

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                               -----------------------------       ----------------------------
                                                  2002               2001             2002              2001
                                               -----------       -----------       -----------       -----------
Net income:
Total income for segments                      $    44,804       $    35,515       $    87,786       $    72,089
Other operating expenses                           (11,631)          (11,091)          (24,501)          (23,526)
Income taxes                                        (6,193)           (4,252)          (10,657)           (8,590)
                                               -----------       -----------       -----------       -----------
Income before cumulative effect of
  accounting change                                 26,980            20,172            52,628            39,973
                                               -----------       -----------       -----------       -----------
Cumulative effect of accounting change                                                                    (1,015)
                                                                                                     -----------
     Total consolidated net income             $    26,980       $    20,172       $    52,628       $    38,958
                                               ===========       ===========       ===========       ===========

Average assets:
Total average earning assets for segments      $ 7,979,711       $ 5,982,126       $ 7,978,313       $ 5,889,164
Average non earning assets                         318,514           370,904           318,802           329,687
                                               -----------       -----------       -----------       -----------
     Total consolidated average assets         $ 8,298,225       $ 6,353,030       $ 8,297,115       $ 6,218,851
                                               ===========       ===========       ===========       ===========

11 - INCOME TAX

         The Puerto Rico Treasury Department is conducting an investigation of the Bank's income tax returns for the years 1995, 1997, 1998 and 1999. Management has prepared these tax returns in accordance with the Puerto Rico Internal Revenue Code and its regulations. Therefore, Management believes that a deficiency, if any, resulting from this investigation, will not have a material effect on the Corporation's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA


                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30
                                                                 2002              2001             2002             2001
                                                              -----------       -----------      -----------      -----------
CONDENSED INCOME STATEMENTS (IN THOUSANDS):
    Interest income                                           $   136,348       $   126,178      $   273,064      $   254,928
    Interest expense                                               67,825            68,077          135,269          144,353
                                                              -----------       -----------      -----------      -----------
    Net interest income                                            68,523            58,101          137,795          110,575
    Provision for loan losses                                      14,500            17,800           34,301           32,800
                                                              -----------       -----------      -----------      -----------
    Net interest income after provision
       for loan losses                                             54,023            40,301          103,494           77,775
    Other income                                                   11,209            11,403           22,872           21,298
    Gain on sale of investments                                      (211)            2,938              617            9,527
    Other operating expense                                        31,848            30,218           63,697           60,037
                                                              -----------       -----------      -----------      -----------
    Income before income tax expense and cumulative
      effect of accounting change                                  33,173            24,424           63,286           48,563
    Income tax expense                                              6,194             4,252           10,657            8,590
                                                              -----------       -----------      -----------      -----------
    Income before cumulative effect of accounting change           26,979            20,172           52,629           39,973
    Cumulative effect of accounting change                                                                             (1,015)
                                                              -----------       -----------      -----------      -----------
    Net income                                                $    26,979       $    20,172      $    52,629      $    38,958
                                                              ===========       ===========      ===========      ===========
    Net income available to common stockholders               $    20,228       $    17,003      $    39,724      $    32,620
                                                              ===========       ===========      ===========      ===========
PER COMMON SHARE RESULTS (DILUTED):
    Income before cumulative effect of accounting change      $      0.75       $      0.64      $      1.48      $      1.26
    Cumulative effect of accounting change                                                                              (0.04)
                                                              -----------       -----------      -----------      -----------
    Net income per common share                               $      0.75       $      0.64      $      1.48      $      1.22
                                                              ===========       ===========      ===========      ===========
    Cash dividends declared                                   $      0.15       $      0.13      $      0.30      $      0.26
SELECTED FINANCIAL RATIOS (IN PERCENT):
    Average yield on earning assets (1)                              7.41              8.77             7.47             8.93
    Cost of interest bearing liabilities                             3.74              4.92             3.74             5.34
    Interest rate spread (1)                                         3.67              3.85             3.73             3.59
    Net interest margin (1)                                          4.04              4.28             4.09             4.06
    Net income to average total assets                               1.30              1.27             1.27             1.25
    Net income to average total equity                              15.07             17.39            15.12            17.00
    Net income to average common equity                             22.75             22.91            22.53            22.33
    Average equity to average total assets                           8.63              7.30             8.39             7.37
    Dividend payout ratio                                           19.70             20.39            20.07            21.22
    Efficiency ratio (2)                                            40.05             41.71            39.49            42.46

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                          2002                2001
                                                                                          ----                ----
REGULATORY CAPITAL RATIOS (IN PERCENT):
      Total capital to risk weighted assets                                               15.81               14.50
      Tier 1 capital to risk weighted assets                                              13.54               12.16
      Tier 1 capital to average assets                                                     8.19                7.49
BALANCE SHEET DATA (IN THOUSANDS):
       Loans and loans held for sale                                                 $4,690,070          $4,308,780
       Allowance for loan losses                                                        104,150              91,060
       Investments                                                                    3,761,345           3,715,999
       Total assets                                                                   8,649,007           8,197,518
       Deposits                                                                       4,743,721           4,098,554
       Borrowings                                                                     3,080,851           3,425,236
       Total common equity                                                              372,392             334,419
       Total equity                                                                     732,892             602,919
       Book value per common share                                                       $14.00              $12.59
         Number of full service branches                                                     48                  48
         Loan origination offices                                                            43                  43

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

        For the quarter ended on June 30, 2002, the Corporation recorded earnings of $26,979,054 or $0.76 per common share (basic) and $0.75 per share (diluted), a per share increase of 17.2% as compared to earnings of $20,171,799 or $0.64 per common share (basic and diluted) for the second quarter of 2001. Earnings for the six months ended on June 30, 2002 amounted to $52,628,572 or $1.49 per common share (basic) and $1.48 per common share (diluted), as compared to earnings of $38,957,606 or $1.23 per common share (basic) and $1.22 per common share (diluted) for the same period of 2001. On a per share basis-diluted, earnings for the six months ended on June 30, 2002 increased by 21.3% as compared to earnings for the six months ended on June 30, 2001.

        NET INTEREST INCOME

        Net interest income for the three and six months ended on June 30, 2002 increased by $10.4 million and $27.2 million, respectively, as compared with the same periods in 2001; or by $16.7 million and $43.4 million on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.67% and 4.04%, respectively, for the second quarter of 2002 as compared to 3.85% and 4.28%, respectively, for the second quarter of 2001. The interest rate spread and net interest margin on a taxable equivalent basis, amounted to 3.73% and 4.09%, respectively, for the six months ended on June 30, 2002 as compared to 3.59% and 4.06%, respectively, for the six months ended on June 30, 2001.

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

PART I                                                                 THREE MONTHS ENDED JUNE 30,
                                              AVERAGE VOLUME            INTEREST INCOME (1) / EXPENSE     AVERAGE RATE (1)
                                       -----------------------------    -----------------------------    -----------------
                                              2002          2001            2002          2001           2002      2001
                                             ----          -----           -----          -----          -----      ----
                                                                             (DOLLARS IN THOUSANDS)
Earning assets:
  Money market instruments             $      57,309     $     29,386   $        261 $        307        1.83%       4.19%
  Government obligations                     915,941          571,042         14,668        9,071        6.42%       6.37%
  Mortgage backed securities               2,284,457        1,412,891         43,556       26,622        7.65%       7.56%
  FHLB stock                                  35,630           22,891            466          315        5.25%       5.52%
  Corporate bonds                            270,724          296,205          4,273        6,440        6.33%       8.72%
                                        ------------       ----------   ------------  -----------
   Total investments                       3,564,061        2,332,415         63,224       42,755        7.12%       7.35%
                                         -----------        ---------    -----------   ----------
  Residential real estate loans            1,136,570          825,260         17,556       16,442        6.20%       7.99%
  Construction                               212,048          223,284          2,825        4,557        5.34%       8.19%
  Commercial loans                         2,014,653        1,523,432         27,258       30,182        5.43%       7.95%
  Finance leases                             135,061          128,155          3,657        3,691       10.86%      11.55%
  Consumer loans                           1,017,214        1,037,461         34,659       35,152       13.67%      13.59%
                                         -----------        ---------    -----------   ----------
Total loans (2)                            4,515,546        3,737,592         85,955       90,024        7.64%       9.66%
                                         -----------        ---------    -----------   ----------
    Total earning assets                  $8,079,607       $6,070,007       $149,179     $132,779        7.41%       8.77%
                                          ==========       ==========       ========     ========

Interest-bearing liabilities:
  Deposits                                $4,370,813       $3,360,525      $  33,736    $  41,389        3.10%       4.94%
  Other borrowed funds                     2,575,800        1,889,217         30,195       23,146        4.70%       4.91%
  FHLB advances                              325,693          294,525          3,894        3,541        4.80%       4.82%
                                        ------------      -----------   ------------  -----------
  Total interest-bearing liabilities      $7,272,306       $5,544,267      $  67,825    $  68,076        3.74%       4.92%
                                          ==========       ==========      =========    =========
Net interest income                                                        $  81,354    $  64,703
                                                                           =========    =========
Interest rate spread                                                                                     3.67%       3.85%
Net interest margin                                                                                      4.04%       4.28%


                                                                           SIX MONTHS ENDED JUNE 30,
                                                  AVERAGE VOLUME        INTEREST INCOME (1) / EXPENSE       AVERAGE RATE (1)
                                           ---------------------------- -----------------------------      ------------------
                                                2002           2001            2002         2001           2002     2001
                                                ----           ----            ----         ----           ----     -----
                                                                             (DOLLARS IN THOUSANDS)
Earning assets:
  Money market instruments             $      50,924     $     17,348   $        461 $        375        1.83%       4.36%
  Government obligations                     876,699          567,671         26,214       19,043        6.03%       6.76%
  Mortgage backed securities               2,371,471        1,450,139         90,933       52,396        7.73%       7.29%
   FHLB stock                                 29,577           20,774            719          656        4.90%       6.37%
  Corporate bonds                            305,643          247,011         10,256       10,512        6.77%       8.58%
                                          ----------      -----------     ----------   ----------
   Total investments                       3,634,314        2,302,943        128,583       82,982        7.13%       7.27%
                                           ---------       ----------      ---------   ----------
  Residential real estate loans            1,081,403          790,703         34,114       32,054        6.36%       8.17%
  Construction                               212,409          217,881          5,713        9,690        5.42%       8.97%
  Commercial loans                         1,987,221        1,497,514         54,176       62,231        5.50%       8.38%
  Finance leases                             133,291          126,400          7,312        7,367       11.06%      11.75%
  Consumer loans                           1,020,168        1,040,249         69,146       70,437       13.67%      13.65%
                                           ---------      -----------     ----------  -----------
Total loans (2)                            4,434,492        3,672,747        170,461      181,779        7.75%       9.98%
                                           ---------      -----------      ---------   ----------
    Total earning assets                  $8,068,806       $5,975,690       $299,044     $264,761        7.47%       8.93%
                                          ==========       ==========       ========     ========
Interest-bearing liabilities:
  Deposits                                $4,233,784       $3,283,354        $66,280    $  85,654        3.16%       5.26%
  Other borrowed funds                     2,731,440        1,958,174         61,193       53,586        4.52%       5.52%
  FHLB advances                              325,781          205,092          7,797        5,112        4.83%       5.03%
                                        ------------     ------------    -----------  -----------
  Total interest-bearing liabilities      $7,291,005       $5,446,620       $135,270     $144,352        3.74%       5.34%
                                          ==========       ==========       ========     ========
Net interest income                                                         $163,774     $120,409
                                                                            ========     ========
Interest rate spread                                                                                     3.73%       3.59%
Net interest margin                                                                                      4.09%       4.06%


(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2) Non-accruing loans are included in the average balances.

PART II                                      THREE MONTHS ENDED ON JUNE 30,              SIX MONTHS ENDED ON JUNE 30,
                                                2002 COMPARED TO 2001                        2002 COMPARED TO 2001
                                        ---------------------------------------     -----------------------------------
                                           VARIANCE        VARIANCE                  VARIANCE    VARIANCE
                                            DUE TO         DUE TO     TOTAL           DUE TO      DUE TO     TOTAL
                                             VOLUME         RATE     VARIANCE         VOLUME       RATE      VARIANCE
                                         -----------     ---------   --------       ----------  ---------    ---------
                                                                           (IN THOUSANDS)
Interest income on earning assets:
  Money market instruments                   $   211     $   (257) $      (46)      $     519   $    (433)   $      86
  Government obligations                       5,523           74       5,597           9,856      (2,685)      7,171
  Mortgage backed securities                  16,614          320      16,934          35,148       3,389      38,537
  FHLB stock                                     172          (21)        151             248        (185)         63
  Corporate bonds                               (549)      (1,618)     (2,167)          2,187      (2,443)       (256)
                                            ---------   ----------  ----------       --------    --------- -----------
     Total investments                        21,971       (1,502)     20,469          47,958      (2,357)     45,601
                                             -------    ----------  ---------         -------    ---------   --------
  Consumer loans                                (695)         202        (493)         (1,369)         78      (1,291)
  Real estate loans                            5,518       (4,404)      1,114          10,556      (8,496)      2,060
  Construction loans                            (203)      (1,529)     (1,732)           (212)     (3,765)     (3,977)
  Commercial loans                             8,204      (11,128)     (2,924)         17,076     (25,131)     (8,055)
  Finance leases                                 194         (228)        (34)            394        (449)        (55)
                                           ---------   ----------  -----------      ---------   ----------------------
     Total loans                              13,018      (17,087)     (4,069)         26,445     (37,763)    (11,318)
                                             -------     --------    ---------         ------     --------   ---------
     Total interest income                    34,989      (18,589)     16,400          74,403     (40,120)     34,283
                                             -------     --------    --------          ------     --------   --------

Interest expense on interest
  bearing liabilities:
  Deposits                                    10,159      (17,812)     (7,653)         20,082     (39,456)     (19,374)
  Other borrowed funds                         8,243       (1,194)      7,049          19,370     (11,763)      7,607
  FHLB advances                                  375           (22)       353           2,962        (277)      2,685
                                          ----------   -----------    -------       ---------  -----------  ---------
     Total interest expense                   18,777      (19,028)       (251)         42,414     (51,496)     (9,082)
                                            --------   ---------     --------       --------    ---------  ----------
Change in net interest income               $ 16,212  $       439    $ 16,651        $ 31,989   $  11,376    $ 43,365
                                            ========  ===========    ========        ========   =========    ========


         Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $12.8 million and $26.0 million for the three and six months ended on June 30, 2002, respectively, and of $6.6 million and $9.8 million for the three and six months ended on June 30, 2001, respectively. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

        INTEREST INCOME

        Interest income increased by $10.2 million and $18.1 million for the three and six months ended on June 30, 2002, respectively, as compared to the same periods for 2001. When adjusted to a taxable equivalent basis, interest income increased by $16.4 million and $34.3 million for the three and six months ended on June 30, 2002, respectively, as compared to the same periods in 2001. The yield on earning assets, on a taxable equivalent basis, amounted to 7.41% and 8.77% for the three months ended on June 30, 2002 and 2001, respectively; and 7.47% and 8.93% for the six months ended on June 30, 2002 and 2001, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets, partially offset by a lower yield due to lower market rates. The average volume of earning assets increased by $2,010 million and $2,093 million for the three and six months ended on June 30, 2002, respectively, as compared to the same periods in 2001.

        The average volume of total investments increased by $1,231.6 million and $1,331.4 million for the three and six month period ended on June 30, 2002 as compared with the same periods in 2001, mostly concentrated in government obligations and mortgage backed securities.

        The average volume of the loan portfolio increased by $778.0 million and $761.7 million for the three and six months ended on June 30, 2002, respectively, as compared with the same periods in 2001, mostly concentrated in residential real estate and commercial loans.

        INTEREST EXPENSE

        Interest expense decreased by $252,000 and $9.1 million for the three and six months ended on June 30, 2002, respectively, as compared with the amounts recorded in the same periods of 2001. The decrease in the interest expense for the period ended on June 30, 2002 when compared with the same period last year, was the result of a decrease in the cost of interest bearing liabilities, due to lower market rates, causing a positive rate variance of $19 million and $51.5 million, for the three and six months period ended June 30, 2002. This positive effect was partially offset with an increase in the average volume of interest bearing liabilities generating a negative volume variance of $18.8 million and $42.4 million, for the three and six months period ended June 30, 2002. The cost of interest bearing liabilities decreased from 4.92% and 5.34% for the three and six month periods ended on June 30, 2001 to 3.74% for the three and six month periods ended on June 30, 2002.

        PROVISION FOR LOAN LOSSES

         For the three and six months ended on June 30, 2002, the Corporation provided $14.5 million and $34.3 million for loan losses, as compared to $17.8 million and $32.8 million for the same periods of 2001. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses on the loan portfolio at a level that Management considers adequate to absorb losses inherent in the portfolio. The Corporation establishes a quarterly allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a "loss," the probable loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, fair value of the underlying collateral, financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation's control, including factors affecting the Puerto Rico economy, may contribute to delinquencies and defaults thus necessitating additional reserves.

        The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

         The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:


                                                               THREE MONTHS ENDED               SIX  MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                               2002              2001           2002          2001
                                                             ---------        ----------     ------------  ------------
                                                                               (DOLLARS IN THOUSANDS)
   Allowance for loan losses, beginning of period           $  99,467         $  77,639        $  91,060      $  76,919
   Provision for loan losses                                   14,500            17,800           34,301         32,800
                                                           ----------        ----------       ----------     ----------
   Loans Charge-Offs:
     Residential  real estate                                      (2)                               (38)          (107)
     Commercial                                                (1,420)           (2,160)          (2,266)        (7,185)
     Finance leases                                              (369)             (689)          (1,102)        (1,352)
     Consumer                                                  (9,819)          (10,501)         (21,424)       (20,625)
                                                            ---------         ----------        --------       ---------
   Total charge-offs                                          (11,610)          (13,350)         (24,830)       (29,269)
                                                             --------         ---------         --------       --------
   Recoveries of loans previously charged-off:
     Commercial                                                   180                21              191             82
     Finance leases                                                90                42              160             96
     Consumer                                                   1,523             1,857            3,268          3,381
                                                          -----------       -----------     ------------     ----------
   Total  recoveries                                            1,793             1,920            3,619          3,559
                                                          -----------       -----------     ------------     ----------
   Net charge-offs                                             (9,817)          (11,430)         (21,211)       (25,710)
                                                           ----------        ----------       ----------       --------
   Allowance for loan losses, end of period                  $104,150         $  84,009         $104,150       $ 84,009
                                                             ========         =========         ========       ========

   Allowance for loan losses to total loans                   2.22%              2.18%            2.22%          2.18%
   Net charge-offs annualized to average loans
    outstanding during the period                               0.87%            1.22%             0.96%          1.40%

        OTHER INCOME

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                        ----------------------------        -----------------------------
                                                            2002             2001             2002               2001
                                                        ----------        ----------        ----------        ----------
                                                                             (DOLLARS IN THOUSANDS)
   Other fees on loans                                   $   5,465          $  5,171        $  10,728         $   9,795
   Service charges on deposit accounts                       2,354             2,385            4,833             4,770
   Mortgage banking activities                                 896               825            1,310               933
   Rental income                                               577               559            1,128             1,096
   Insurance income                                            570                                996
   Other commissions                                           333               702              770               802
   Dividend on equity securities                               170               169              328               333
   Other operating income                                    3,098             1,592            5,033             3,569
                                                         ---------         ---------        ---------          --------
   Other income before gain (loss) on
     investments and derivative income (loss)               13,463            11,403           25,126            21,298
                                                          --------          --------         --------           -------
   Gain (loss) on sale of investments                       13,961             2,938           15,039             9,527
   Impairment on investments                               (14,172)                           (14,422)
                                                           -------          -------           -------          ---------
   Gain (loss) on investments                                 (211)            2,938              617             9,527
                                                         ----------       ----------       ----------          --------
   Derivative loss                                          (2,254)                            (2,254)
                                                          --------         ---------         --------          --------

Total                                                      $10,998          $ 14,341          $23,489           $30,825
                                                           =======          ========          =======           =======


         Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; net gains (losses) on sale of investments; and derivative income. Other fees on loans consist mainly of credit card fees and late charges collected on loans. The increase of approximately $294,000 and $933,000 during the three and six months ended on June 30, 2002, respectively, when compared with the same periods last year was mainly due to fees generated on the increased portfolio of loans.

          Service charges on deposit accounts represent an important and stable source of other income for the Corporation.

         Mortgage banking activities income reflects the servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized or sold, and gain on sale of loans.

         The Corporation's subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

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

         The gain (loss) on investment securities reflects gains or losses as a result of sales that are in consonance to the Corporation's investment policies as well as impairments on securities held in the portfolio. During the second quarter of 2002 losses on the impairment of certain securities were realized as explained in Note 6 of this report. In addition, during the quarter ended on June 30, 2002 gains of $14 million on the sale of mortgage backed securities and corporate bonds were realized, as part of the Bank's restructuring of the investment portfolio, as explained in Note 6 of this report.

         The derivative income (loss) includes an unrealized loss of $2.4 million due to the valuation to fair value of a portfolio of swaps that does not qualify for hedge accounting in accordance with SFAS No. 133, as previously explained in Note 3 of this report.

         OTHER OPERATING EXPENSES

        The following table presents the detail of other operating expenses for the periods indicated:


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                     --------------------------------      -----------------------------
                                                          2002                2001             2002              2001
                                                     -------------      -------------       ------------      ----------
                                                                                 (DOLLARS IN THOUSANDS)
   Employees' compensation and benefits                    $14,438           $13,463            $28,818          $26,593
   Occupancy and equipment                                   6,862             6,018             13,690           11,828
   Business promotion                                        2,455             2,248              5,098            4,272
   Taxes                                                     1,644             1,355              3,287            2,700
   Insurance                                                   722               580              1,359            1,118
   Net cost (gain) of operations and
    disposition of other real estate owned                     (70)               27                 51              128
   Professional fees                                           751               619              1,491            1,164
   Servicing and processing fees                             1,359             1,188              2,644            2,503
   Communications                                            1,352             1,368              2,651            2,659
   Supplies and printing                                       457               325                741              658
   Other                                                     1,878             3,027              3,867            6,414
                                                         ---------         ---------          ---------        ---------
      Total                                                $31,848           $30,218            $63,697          $60,037
                                                           =======           =======            =======          =======


         Operating expenses increased to $31.8 million and $63.7 million for the three and six months ended on June 30, 2002, respectively, as compared to $30.2 million and $60.0 million for the same periods in 2001. The increase in operating expenses for 2002 is mainly the result of technology investments and the general growth in the subsidiary Bank's operations.

          Management's goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The Corporation's efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income, was 39.49% for the six months period ended June 30, 2002 as compared to 42.5% for the same period last year.

        PROVISION FOR INCOME TAX

        The provision for income tax amounted to $10.7 million (or 16.8% of pretax earnings) for the six months ended on June 30, 2002 as compared to $8.6 million (or 17.7% of pretax earnings) for the same period in 2001. The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in obligations and loans exempt from federal and Puerto Rico income taxes.

        FINANCIAL CONDITION

        ASSETS

        Total assets as of June 30, 2002 amounted to $8,649 million, an increase of $451 million as compared to total assets as of December 31, 2001 of $8,198 million. The increase was mainly the result of an increase of $381.3 million in total loans and $45.3 million in total investments and money market instruments.

        The composition of loans receivable:

                                                         JUNE 30,             DECEMBER 31,                INCREASE
                                                          2002                      2001                  (DECREASE)
                                                     --------------          ----------------              --------
                                                                           (DOLLARS IN THOUSANDS)
    Residential real estate loans                       $1,249,917                $1,011,908                $238,009
                                                        ----------                ----------                --------
    Commercial real estate loans                           777,341                   688,922                  88,419
    Construction loans                                     214,647                   219,396                  (4,749)
    Commercial loans                                     1,289,359                 1,238,173                  51,186
                                                       -----------               -----------              ----------
      Total commercial                                   2,281,347                 2,146,491                 134,856
                                                       -----------               -----------               ---------
    Finance leases                                         138,617                   127,935                  10,682
    Consumer and other loans                             1,020,189                 1,022,445                  (2,256)
                                                       -----------               -----------             -----------
      Total                                             $4,690,070                $4,308,779                $381,291
                                                        ==========                ==========                ========

        The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $886.7 million and repayments and other adjustments of $505.4 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans and residential real estate loans. This resulted in an increase of $134.9 million in the commercial loan portfolio and of $238 million in residential real estate loans. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $10.7 million.

         NON-PERFORMING ASSETS

         Total non-performing assets are the sum of non-accruing loans, OREO's, other repossessed properties and investment securities. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

         At June 30, 2002, total non-performing assets amounted to $79.4 million (0.92% of total assets) as compared to $79 million (0.96% of total assets) at December 31, 2001 and $74 million (1.25% of total assets) at December 31, 2000. The Corporation's allowance for loan losses to non-performing loans ratio was 148.1% at June 30, 2002 as compared to 124.7% and 113.6% at December 31, 2001 and 2000, respectively.

         Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

         The following table presents non-performing assets at the dates indicated:

                                                                    JUNE 30,                    DECEMBER 31,
                                                                     2002                 2001               2000
                                                                  -----------          ----------         -----------
                                                                                  (DOLLARS IN THOUSANDS)
Non-accruing loans:
      Residential real estate                                        $18,544             $18,540             $15,977
      Commercial and commercial real estate                           32,106              29,378              31,913
      Finance leases                                                   2,514               2,469               2,032
      Consumer                                                        17,167              22,611              17,794
                                                                    --------            --------            --------
                                                                      70,331              72,998              67,716
                                                                    --------            --------            --------
Other real estate owned (OREO)                                         1,184               1,456               2,981
Other repossessed property                                             4,147               4,596               3,374
Investment securities                                                  3,750
                                                                    --------            --------            --------
Total non-performing assets                                          $79,412             $79,050             $74,071
                                                                     =======             =======             =======
Past due loans                                                       $24,823             $27,497             $16,358
Non-performing assets to total assets                                  0.92%               0.96%               1.25%
Non-performing loans to total loans                                    1.50%               1.69%               1.94%
Allowance for loan losses                                           $104,150             $91,060             $76,919
Allowance to total non-performing loans                              148.09%             124.74%             113.59%

         NON-ACCRUING LOANS

         RESIDENTIAL REAL ESTATE LOANS - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $18.5 million (1.48% of total residential real estate loans) at June 30, 2002, as compared to $19 million (1.83% of total residential real estate loans) and $16 million (2.14% of total residential real estate loans) at December 31, 2001 and 2000, respectively.

         COMMERCIAL LOANS - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $32.1 million (1.41% of total commercial loans) at June 30, 2002 as compared to $29 million (1.37% of total commercial loans) and $32 million (2.01% of total commercial loans) at December 31, 2001 and 2000, respectively. At June 30, 2002, there were only one non-accruing commercial loan of over $1 million, of $1.4 million.

         FINANCE LEASES - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2.5 million (1.81% of total finance leases) at June 30, 2002, as compared to $2 million (1.93% of total finance leases) and $2 million (1.65% of total finance leases) at December 31, 2001 and 2000, respectively.

         CONSUMER LOANS - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $17.2 million (1.68% of the total consumer loan portfolio) at June 30, 2002, $23 million (or 2.21% of the total consumer loan portfolio) at December 31, 2001 and $18 million (or 1.71% of the total consumer loan portfolio) at December 31, 2000.

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

         INVESTMENT SECURITIES

         This category presents the carrying amount of $3.8 million of the Bank's investment in WorldCom Corporation bonds which was reclassified to non-accruing status on June 30, 2002 as explained in Note 6 of this 10-Q.

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

         SOURCES OF FUNDS

         As of June 30, 2002, total liabilities amounted to $7,916 million, an increase of $321 million as compared to $7,595 million as of December 31, 2001. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $645 million; (2) an increase in accounts payable and other liabilities of $20.7 million; net of a decrease in federal funds and securities sold under agreements to repurchase of $336.7 million; and (4) a decrease in advances from FHLB of $7.7 million.

         The Corporation maintains unsecured standby lines of credit with other banks. At June 30, 2002, the Corporation's total unused lines of credit with these banks amounted to approximately $180,000,000 (2001 - $180,000,000). At June 30, 2002, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $44,644,982. At June 30, 2002, the Corporation has available collateral that can be pledged with the FHLB to obtain additional line of credit in the amount of $604,377,482.

         CAPITAL

         Total stockholders' equity as of June 30, 2002 amounted to $733 million, increasing by $130 million from the amount as of December 31, 2001. The increase was mainly the result of earnings for the period ended on June 30, 2002 of $52.6 million, the issuance of 3,680,000 shares of preferred stock at $89 million, the issuance of 28,500 shares of common stock through the exercise of stock options with proceeds of $593,250, the positive fluctuation in the valuation of securities available for sale of $8.7 million, reduced by dividends paid of $20.9 million.

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

         At June 30, 2002 and December 31, 2001, the most recent notification from FDIC, categorized the Corporation as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

         The Corporation's and its banking subsidiary's regulatory capital positions were as follows:


                                                                                                   REGULATORY REQUIREMENTS
                                                                                 FOR CAPITAL
                                                           ACTUAL             ADEQUACY PURPOSES     TO BE WELL CAPITALIZED
                                                     AMOUNT       RATIO       AMOUNT      RATIO       AMOUNT        RATIO
                                                                           (DOLLARS IN THOUSANDS)
At June 30, 2002
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                $789,966     15.81%        $399,693        8%     $499,616       10%
      FirstBank                                     619,669     12.46%         398,000        8%      497,500       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                $676,485     13.54%        $199,846        4%     $299,770        6%
      FirstBank                                     506,450     10.18%         199,000        4%      298,500        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                $676,485      8.19%        $247,809        3%     $413,015        5%
      FirstBank                                     506,450      6.20%         245,176        3%      408,626        5%

At December 31, 2001
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                                 $678,679    14.50%        $374,498       8%      $468,123       10%
      FirstBank                                      590,652    12.75%         370,472       8%       463,090       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                                 $569,255    12.16%        $187,249       4%      $280,874        6%
      FirstBank                                      481,850    10.41%         185,236       4%       277,854        6%

   Tier I Capital (to Average Assets):
      First BanCorp                                 $569,255     7.49%        $228,074       3%      $380,124        5%
      FirstBank                                      481,850     6.40%         225,738       3%       376,231        5%

         DIVIDENDS

         During the period ended June 30, 2002, the Corporation declared a quarterly cash dividend of $0.15 per common share representing a 15% increase over the quarterly cash dividend of $0.13 per common share declared for the same period in 2001. Total dividends declared per common share for the period ended on June 30, 2002 amounted to $8.0 million for an annualized dividend payout ratio of 20.07% as compared to $6.9 million for the period ended June 30, 2001 (or a 21.22% dividend payout ratio). Dividends declared on preferred stock amounted to $12.9 million for the period ended on June 30, 2002 as compared to $6.3 million for the same period last year.

         CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following table presents a detail of the maturities of contractual debt obligations and commitments to extend credit:

                                                     Total      Less than 1 year      1-3 years      4-5 year    After 5 years
                                                     -----      ----------------      ---------      --------    -------------
Contractual Obligations:
   Federal funds purchased and
     securities sold under agreements
     to repurchase, excluding
    accrued              interest                  $2,649,830              $574,870       $156,500      $100,000       $1,818,460
   Advances from FHLB                                 336,000                13,000         50,000                        273,000
   Subordinated Notes                                  84,363                               84,363
                                                    ---------              --------       --------       -------        ---------
Total Contractual Cash Obligations                 $3,070,193              $587,870       $290,863      $100,000       $2,091,460
                                                   ==========              ========       ========      ========       ==========
Other Commitments:
   Lines of Credit                                   $304,726              $304,726
   Standby Letters of Credit                           24,929                24,929
   Other Commercial Commitments                       657,834               657,834
                                                      -------               -------
Total Commercial Commitments                         $987,489              $987,489
                                                     ========              ========


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

         The Corporation has obligations to make future payments under lease agreements contracts. The maturities of the operational leases are included on page 75 of the Corporation's annual report to security holders for the year ended December 31, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         For the preparation of the Corporation's earnings release dated July 16, 2002, total average assets and total average earning assets were inadvertently erroneously calculated. As a result, the following numbers and ratios, which are computed based on the above-mentioned average balances were incorrectly presented in the release. The net interest margin for the six months ended June 30, 2002 was 4.09% as compared to 4.01% presented in the earnings release. Total average earning assets for the six month period ended June 30, 2002 was $8,069 million as compared to $8,232 million presented on the earnings release. Total average earning loans for the six months period ended June 30, 2002 was $4,434 million as compared to $4,597 million presented on the earnings release. Net write offs to average loans for the six month ended June 30, 2002 was 0.96% instead of 0.92% as reported in the earnings release. Average earnings assets, average loans, net interest margin and the net write offs to average loans for the quarter ended June 30, 2002 were correctly presented in the release. Total average assets for the three and six month period ended June 30, 2002 was $8,298 million and $8,297 million, respectively, as compared to $8,266 million and $8,281 million, respectively, presented on the earnings release. The return on assets for the quarter ended on June 30, 2002 was 1.30% instead of 1.31% as reported in the earnings release. The return on assets for the six month period ended on June 30, 2002 was correctly presented in the release.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                  FIRST BANCORP.
                                  Name of the Corporation


Date:  August 13, 2002            By:      /S/ ANGEL ALVAREZ-PEREZ, ESQ.
                                            --------------------------------
                                                 Angel Alvarez-Perez, Esq.
                                                 Chairman, President and Chief
                                                 Executive Officer



Date:  August 13, 2002              By:      /S/ ANNIE ASTOR-CARBONELL
                                            -----------------------------
                                            Annie Astor-Carbonell
                                            Senior Executive Vice President
                                            and Chief Financial Officer