Form 10-Q/A
period 2002-06-30
FIRST BANCORP /PR/
filed 2002-08-16
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

Quarterly Report Pursuant to Section 13
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

(787) 729-8200

Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Number of shares of the Corporation’s Common Stock outstanding as of August 12, 2002

26,615,452

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarter ended on June 30, 2002 (the “Form 10-Q”) is being filed for the purpose of correcting the following error; on page 13 (Note 6) of the Corporation’s Form 10-Q, $23.5 million should replace the outstanding balance of Nortel Networks Corporation corporate bonds, currently printed as $18.5 million; no other changes are being made by means of this filing.

Forward Looking Statements. When used in this Form 10-Q or future filings by First BanCorp (the “Corporation”) with the Securities and Exchange Commission, in the Corporation’s press releases or other public or shareholder communication, or in oral statements made with the approval of an authorized executive officer, the word of phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “project”, “believe”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     The future results of the Corporation could be affected by subsequent events and could differ materially from those expressed in forward-looking statements. If future events and actual performance differ from the Corporation’s assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

     The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2002	December 31, 2001

Assets
Cash and due from banks	$68,144,854	$59,898,550

Money market instruments	43,009,631	34,564,568

Investment securities available for sale, at market:
Securities pledged that can be repledged	1,994,774,831	2,988,828,088
Other investment securities	216,387,544	385,419,989

Total investment securities available for sale	2,211,162,375	3,374,248,077

Investment securities held to maturity, at cost:
Securities pledged that can be repledged	1,083,267,413	171,152,930
Other investment securities	388,276,209	113,142,662

Total investment securities held to maturity	1,471,543,622	284,295,592

Federal Home Loan Bank (FHLB) stock	35,629,500	22,890,600

Loans net of allowance for loans losses of $104,150,526 (2001-$91,060,307)	4,564,399,217	4,213,089,836
Loans held for sale	21,520,469	4,629,562

Total loans	4,585,919,686	4,217,719,398

Other real estate owned	1,183,566	1,455,577
Premises and equipment	76,031,012	76,155,620
Accrued interest receivable	34,841,537	37,630,883
Due from customers on acceptances	170,495	262,153
Other assets	121,370,660	88,396,770

Total assets	$8,649,006,938	$8,197,517,788

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$230,746,852	$239,850,816
Interest bearing deposits	4,512,974,109	3,858,703,322
Federal funds purchased and securities sold under agreements to repurchase	2,660,487,501	2,997,173,944
Advances from FHLB	336,000,000	343,700,000
Bank acceptances outstanding	170,495	262,153
Accounts payable and other liabilities	91,372,822	70,547,126

	7,831,751,779	7,510,237,361

Subordinated notes	84,363,223	84,361,525

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 14,420,000 shares at $25.00 liquidation value per share (2001 – 10,740,000)	360,500,000	268,500,000

Common stock, $1.00 par value, authorized 250,000,000 shares; issued 29,881,052 shares (2001-29,852,552)	29,881,052	29,852,552
Less: Treasury stock (at par value)	(3,280,600)	(3,280,600)

Common stock outstanding	26,600,452	26,571,952

Additional paid-in capital	11,685,627	14,214,877
Capital reserve	60,000,000	60,000,000
Legal surplus	136,792,514	136,792,514
Retained earnings	134,885,621	103,132,913
Accumulated other comprehensive income – unrealized gain (loss) on securities available for sale, net of tax of $809,241 (2001-$2,097,785)	2,427,722	(6,293,354)

	732,891,936	602,918,902

Contingencies and commitments
Total liabilities and stockholders’ equity	$8,649,006,938	$8,197,517,788

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Interest income:
Loans	$84,794,833	$89,078,153	$168,289,311	$180,315,454
Investments	51,086,925	36,784,564	104,055,022	73,956,457
Dividends on FHLB stock	466,163	314,742	719,452	655,814

Total interest income	136,347,921	126,177,459	273,063,785	254,927,725

Interest expense:
Deposits	33,736,063	41,388,925	66,279,582	85,653,959
Short term borrowings	32,393,483	24,296,875	65,599,497	53,659,767
Long term borrowings	1,695,112	2,391,160	3,390,224	5,039,211

Total interest expense	67,824,658	68,076,960	135,269,303	144,352,937

Net interest income	68,523,263	58,100,499	137,794,482	110,574,788

Provision for loan losses	14,500,499	17,800,000	34,300,998	32,800,000

Net interest income after provision for loan losses	54,022,764	40,300,499	103,493,484	77,774,788

Other income:
Other fees on loans	5,465,426	5,171,189	10,728,121	9,794,770
Service charges on deposit accounts	2,354,493	2,384,642	4,832,597	4,770,245
Mortgage banking activities	895,838	825,102	1,309,744	933,353
Gain (loss) on investments	(211,329)	2,937,887	616,518	9,526,776
Derivative loss	(2,253,522)		(2,253,522)
Other operating income	4,746,834	3,021,981	8,255,051	5,799,218

Total other income	10,997,740	14,340,801	23,488,509	30,824,362

Other operating expenses:
Employees’ compensation and benefits	14,437,748	13,462,053	28,817,733	26,592,525
Occupancy and equipment	6,862,318	6,017,382	13,689,546	11,827,640
Business promotion	2,455,271	2,248,368	5,098,128	4,272,145
Taxes	1,643,889	1,355,194	3,286,719	2,699,604
Insurance	721,654	580,463	1,359,219	1,118,150
Other	5,727,087	6,554,320	11,445,240	13,526,700

Total other operating expenses	31,847,967	30,217,780	63,696,585	60,036,764

Income before income tax provision and cumulative effect of accounting change	33,172,537	24,423,520	63,285,408	48,562,386
Income tax provision	6,193,483	4,251,721	10,656,836	8,589,891

Income before cumulative effect of accounting change	26,979,054	20,171,799	52,628,572	39,972,495
Cumulative effect of accounting change, net of tax				(1,014,889)

Net income	$26,979,054	$20,171,799	$52,628,572	$38,957,606

Net income available to common stockholders	$20,228,052	$17,003,049	$39,724,295	$32,620,103

Net income per common share-basic:
Income before cumulative effect of accounting change	$0.76	$0.64	$1.49	$1.27
Cumulative effect of accounting change				(0.04)

Earnings per common share-basic	$0.76	$0.64	$1.49	$1.23

Net income per common share-diluted:
Income before cumulative effect of accounting change	$0.75	$0.64	$1.48	$1.26
Cumulative effect of accounting change				(0.04)

Earnings per common share-diluted	$0.75	$0.64	$1.48	$1.22

Dividends declared per common share	$0.15	$0.13	$0.30	$0.26

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income	$52,628,572	$38,957,606

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,649,614	4,508,530
Core deposit intangible amortization	459,631	459,631
Provision for loan losses	34,300,998	32,800,000
Deferred tax asset provision	(6,400,930)	(3,149,127)
Gain on sale of investments	(616,518)	(9,526,776)
Increase in taxes payable	4,645,560	6,635,486
Decrease (increase) in accrued interest receivable	2,789,347	(8,098,672)
Increase in accrued interest payable	4,949,898	3,584,482
Amortization of deferred net loan fees	(1,000,656)	394,770
Increase in loans held for sale	(16,620,907)
Decrease in other assets	2,951,689	4,344,180
Increase (decrease) in other liabilities	10,796,240	(4,865,149)

Total adjustments	41,903,966	27,087,355

Net cash provided by operating activities	94,532,538	66,044,961

Cash flows from investing activities:
Principal collected on loans	491,059,389	399,783,962
Loans originated	(532,005,574)	(592,510,027)
Purchase of loans	(354,645,777)	(202,888,515)
Proceeds from sale of investments available for sale	547,538,534	317,687,253
Purchase of securities held to maturity	(6,423,506,156)	(80,801,786)
Purchase of securities available for sale	(6,721,924,357)	(3,718,347,345)
Principal repayments and maturities of securities held to maturity	5,236,258,127	76,354,381
Principal repayments of securities available for sale	7,348,923,095	3,314,059,225
Additions to premises and equipment	(5,525,007)	(8,725,925)
Purchase of FHLB stock	(12,738,900)	(4,354,102)

Net cash used in investing activities	(426,566,626)	(499,742,879)

Cash flows from financing activities:
Net increase in deposits	623,297,666	335,172,161
Net decrease in federal funds purchased and securities sold under repurchase agreements	(335,495,597)	(174,447,419)
FHLB advances paid/taken	(7,700,000)	227,000,000
Payments of notes payable		(6,446,115)
Dividends	(20,875,864)	(13,260,653)
Exercise of stock options	593,250	1,355,211
Issuance of preferred stock	88,906,000	89,900,000
Treasury stock acquired		(1,317,388)

Net cash provided by financing activities	348,725,455	457,955,797

Net (decrease) increase in cash and cash equivalents	16,691,367	24,257,879
Cash and cash equivalents at beginning of period	94,463,118	65,392,939

Cash and cash equivalents at end of period	$111,154,485	$89,650,818

Cash and cash equivalents include:
Cash and due from banks	$68,144,854	$75,515,308
Money market instruments	43,009,631	14,135,510

	$111,154,485	$89,650,818

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$130,319,405	$140,768,455
Income Taxes	7,236,912	2,965,487

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)

December 31, 2000	$165,000,000	$26,424,152	$16,567,516	$50,000,000	$126,792,514	$69,275,152	$(19,598,785)
Net income						86,001,444
Other comprehensive income							13,305,431
Issuance of preferred stock	103,500,000		(3,430,750)
Addition to legal surplus					10,000,000	(10,000,000)
Addition to capital reserve				10,000,000		(10,000,000)
Treasury stock acquired		(86,200)	(43,100)			(1,800,385)
Stock options exercised		234,000	1,121,211
Cash dividends:
Common stock						(13,835,100)
Preferred stock						(16,508,198)

December 31, 2001	268,500,000	26,571,952	14,214,877	60,000,000	136,792,514	103,132,913	(6,293,354)
Net income						52,628,572
Other comprehensive income							8,721,076
Issuance of preferred stock	92,000,000		(3,094,000)
Stock options exercised		28,500	564,750
Cash dividends:
Common stock						(7,971,588)
Preferred stock						(12,904,276)

June 30, 2002	$360,500,000	$26,600,452	$11,685,627	$60,000,000	$136,792,514	$134,885,621	$2,427,722

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net income	$26,979,054	$20,171,799	$52,628,572	$38,957,606

Other comprehensive income, net of tax:
Unrealized gain (losses) on securities:
Unrealized holding gains (losses) arising during the period net of tax of $7,392,746 (2001-$4,280,397) for the quarter and $3,061,155 (2001-$2,178,859) for the six-month period	22,178,237	(12,841,190)	9,183,465	6,536,578
Less: reclassification adjustment for gains(losses) included in net income net of tax of $52,832 (2001-$734,472) for the quarter and $154,129 (2001-$2,381,694) for the six-month period	158,497	(2,203,415)	(462,389)	(7,145,082)
Cumulative effect of accounting change, net of tax benefit of $331,500				994,500

Total other comprehensive (loss) income	22,336,734	(15,044,605)	8,721,076	385,996

Comprehensive income	$49,315,788	$5,127,194	$61,349,648	$39,343,602

The accompanying notes are an integral part of these statements.

FIRST BANCORP

PART I – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – NATURE OF BUSINESS

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

2 – ACCOUNTING POLICIES

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

     In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in stockholders’ equity include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at June 30, 2002, and the results of operations and the cash flows for the three and six months ended on June 30, 2002 and 2001. The results of operations for the three and six months ended on June 30, 2002, are not necessarily indicative of the results to be expected for the entire year.

     New accounting pronouncements

     During 2001 the Financial Accounting Standards Board (FASB) issued the following statements of financial accounting standards (SFAS):

     SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” – In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. This amendment became effective on July 1, 2002. SFAS No.145 also amends SFAS No. 13, “Accounting for Leases”, which requires that certain lease modifications that have economics effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a significant impact on the Corporation’s financial statements.

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” – In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management expects that the adoption of this statement will not have a significant impact on the Corporation’s financial statements.

     Goodwill and other intangible assets

     During 2001 the FASB issued the SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition or subsequent to their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Specifically, under this statement, goodwill and other indefinite life intangibles will no longer be amortized but will be evaluated at least annually for impairment. The standard also provides a methodology for evaluating impairment of goodwill and other intangibles based on fair value. The provisions of this statement apply to fiscal years beginning after December 15, 2001. Retroactive application is not permitted. The Corporation does not have goodwill. Management has reviewed the Corporation’s core deposit intangible assets, and determined that there is no impairment of the intangible assets and that the useful life of ten years used to amortize them is the best estimate of the economic benefit period. At June 30, 2002, the Corporation has a core deposit intangible with a carrying amount of $6,739,808 (gross carrying amount of $9,170,846 and accumulated amortization of $2,431,038) included in the Other Assets category. The straight-line amortization expense for the period ended on June 30, 2002 amounted to $459,631. The estimated aggregate amortization expense for each of the five succeeding fiscal years will amount to approximately $919,260.

3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     At June 30, 2002, interest rate swap agreements with an aggregate notional amount of $2,035.9 million under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate certificates of deposit. The interest rate swap agreements are reflected at its fair value of $8.1 million in the Corporation’s consolidated statement of financial condition as a swap asset with a corresponding increase in certificates of deposit by the same amount. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income nor on comprehensive income.

     Interest rate swaps under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value attributable to market interest rates of fixed rate available for sale corporate bonds. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation’s consolidated statement of financial condition. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income. Interest rate swaps with an aggregate notional principal balance of $25 million had an unrealized loss of approximately $467,000 at June 30, 2002, attributable to credit risk which was recorded in accumulated comprehensive income net of income tax.

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

4 – STOCKHOLDERS’ EQUITY

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

5 – EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and six months ended on June 30, 2002 and 2001 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

(In thousands, except per share data)
Income before cumulative effect of accounting change and dividend on preferred stock	$26,979	$20,172	$52,628	$39,973
Dividend on preferred stock	(6,751)	(3,169)	(12,904)	(6,338)

Income before cumulative effect of accounting change	20,228	17,003	39,724	33,635
Cumulative effect of accounting change				(1,015)

Net income available to common stockholders	$20,228	$17,003	$39,724	$32,620

Earnings per common share basic:
Weighted average common shares outstanding	26,575	26,597	26,573	26,550

Income before cumulative effect of accounting change	$0.76	$0.64	$1.49	$1.27
Cumulative effect of accounting change				(0.04)

Earnings per common share basic	$0.76	$0.64	$1.49	$1.23

Earnings per common share diluted:
Weighted average common shares and share equivalents:
Average common shares outstanding	26,575	26,597	26,573	26,550
Common stock equivalents – Options	430	174	355	158

Total	27,005	26,771	26,928	26,708

Income before cumulative effect of accounting change	$0.75	$0.64	$1.48	$1.26
Cumulative effect of accounting change				(0.04)

Earnings per common share diluted	$0.75	$0.64	$1.48	$1.22

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

6 – INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:

Investment Securities Available For Sale

	June 30, 2002					December 31, 2001

		Unrealized			Weighted		Unrealized			Weighted
	Amortized			Market	average	Amortized			Market	average
	cost	gains	(losses)	value	yield%	cost	gains	(losses)	value	yield%

	(Dollars in thousands)
U.S. Treasury Securities:
Within 1 year						$7,726	$30		$7,756	3.18
Obligations of other U.S Government Agencies:
Within 1 year						407,324		$(32)	407,292	1.72
After 5 to 10 years	$750	$7		$757	5.60	500	1		501	5.59
After 10 years	100,069	640	$(1,062)	99,647	7.57	87,519	469	(1,805)	86,183	7.55
Puerto Rico Government Obligations:
After 5 to 10 years	4,872	156		5,028	6.25	4,458	128		4,586	6.19
After 10 years	5,659	272		5,931	6.31	5,932	151		6,083	6.34

United States and Puerto Rico Government Obligations	$111,350	$1,075	$(1,062)	$111,363	7.44	$513,459	$779	$(1,837)	$512,401	2.83

Mortgage backed securities:
FHLMC certificates:
Within 1 year						$8			$8	5.85
After 1 to 5 years	$361	$13		$374	6.81	112	$4		116	7.63
After 5 to 10 years	11,226	609		11,835	7.30	13,211	576		13,787	7.29
After 10 years	7,142	287		7,429	6.92	8,030	172	$(6)	8,196	6.95

	18,729	909		19,638	7.15	21,361	752	(6)	22,107	7.16

GNMA certificates:
After 5 to 10 years	4,112	104	$(9)	4,207	6.41	4,605	101		4,706	6.39
After 10 years	1,855,803	30,765		1,886,568	6.45	2,515,953	12,672	(6,539)	2,522,086	6.52

	1,859,915	30,869	(9)	1,890,775	6.45	2,520,558	12,773	(6,539)	2,526,792	6.52

FNMA certificates:
Within 1 year	24			24	5.77
After 1 to 5 years	64	2		66	7.10	158	4		162	6.92
After 5 to 10 years	94	5		99	7.29	124	5		129	7.32
After 10 years	6,115	384		6,499	7.51	7,095	408		7,503	7.96

	6,297	391		6,688	7.50	7,377	417		7,794	7.93

Mortgage pass through certificates:
After 10 years	1,452	21		1,473	8.41	1,958	38		1,996	8.70

Mortgage backed securities	$1,886,393	$32,190	$(9)	$1,918,574	6.46	$2,551,254	$13,980	$(6,545)	$2,558,689	6.53

Corporate bonds:
Within 1 year	$8,774	$70		$8,844	7.55	$19,246	$410		$19,656	7.70
After 1 to 5 years	86,471	799	$(12,904)	74,366	6.27	118,919	1,770	$(2,899)	117,790	6.68
After 5 to 10 years	57,378	743	(1,837)	56,284	7.66	114,855	77	(1,906)	113,026	7.34
After 10 years						18,531	328		18,859	7.35

Corporate bonds	$152,623	$1,612	$(14,741)	$139,494	6.87	$271,551	$2,585	$(4,805)	$269,331	7.08

Equity securities (without contractual maturity)	$57,092	$8,011	$(23,372)	$41,731	1.24	$45,115	$4,901	$(16,189)	$33,827	1.43

Total Investments Securities Available for Sale	$2,207,458	$42,888	$(39,184)	$2,211,162	6.40	$3,381,379	$22,245	$(29,376)	$3,374,248	5.95

     Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost; therefore it does not give effect to changes in fair value.

     The Corporation’s bank subsidiary is restructuring its portfolio of mortgage backed securities available for sale, in order to shorten its duration to enable a future reinvestment, in the next two to four years, at expected higher interest rates. If rates stay at today’s levels, the proceeds would be reinvested at these lower levels. As a result, during late June 2002, approximately $550 million of 30 year mortgage backed securities and certain corporate bonds were sold. An additional amount of approximately $600 million of 30 year mortgage backed securities was sold during the third quarter, before the filing of this report. These sales of securities were substantially substituted with $900 million of 15 year mortgage backed securities which have a lower average life and yield, and which value is less sensitive to increases in interest rates.

     It is the Corporation’s policy to invest in corporate bonds, which at the time of the investment, are of an investment grade quality. The total carrying amount of the corporate bonds portfolio is $203.6 million, or 5.4% of total investments of the Corporation as of June 30, 2002. During the second quarter of 2002, two of the bonds in the FirstBank’s portfolio were downgraded to non-investment grade quality by the credit rating agencies. These were, WorldCom Corporation, $15.5 million outstanding at the time of the downgrade and Nortel Networks Corporation, $23.5 million outstanding at the time of the downgrade. Management performed an impairment analysis on these securities and determined that an other-than-temporary impairment of approximately $11.7 million had occurred in the case of the WorldCom Corporation bonds. The estimated impairment amount of this security was recognized as a loss in accordance with SFAS No. 115 in the statement of income. In addition, Management reclassified to non-accruing status the remaining carrying amount of $3.8 million as presented in the Non–performing Assets section of the Management Discussion Analysis of this report.

     The Corporation’s equity securities portfolio carrying amount is $41.7 million, and its cost is $57.1 million as of June 30, 2002. The Corporation’s current policy guidelines limit the equities portfolio investments to $60 million, which is 1.6% of the Corporations total investments as of June 30, 2002. Management performed an impairment analysis on the Corporation’s investment in equity securities and determined that an other-than-temporary impairment had occurred in the case of a $2.3 million investment in WorldCom Corporation shares of common stock. In accordance with SFAS No. 115, the Corporation recorded a loss in the statement of income for such amount on this investment.

     At June 30, 2002, Management determined that except for the impairment on the WorldCom Corporation bonds and stock, there are no other-than-temporary impairments on the rest of the bonds and equity securities portfolio. Management will continue monitoring the Corporation’s investment on individual corporate bonds and equity securities to identify any other-than-temporary impairment in accordance with SFAS No.115. Future other-than-temporary impairments may occur that would need to be recognized as a loss.

     For the six-month ended on June 30, 2002, proceeds from the sale of securities amounted to $547.5 million (2001 – $317.7 million) resulting in gross realized gains of $15.4 million (2001 – $10.3 million), and gross realized losses of $14.8 million (2001 – $822,034).

Investment Securities Held to Maturity

	June 30, 2002					December 31, 2001

		Unrealized			Weighted		Unrealized			Weighted
	Amortized			Market	average	Amortized			Market	average
	cost	gains	(losses)	value	yield%	cost	gains	(losses)	value	yield%

	(Dollars in thousands)
U.S. Treasury Securities:
Within 1 year	$19,380			$19,380	1.65
Obligations of U.S Government Agencies:
Within 1 year	860,090		$(115)	859,975	1.84
After 10 years	518,634	$4,789	(1,893)	521,530	7.70	$211,194	$3	$(6,466)	$204,731	7.39
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	25		5,025	5.00	5,000			5,000	5.00
After 10 years	4,217	404		4,621	6.50	4,084	228		4,312	6.50

United States and Puerto Rico Government Obligations	$1,407,321	$5,218	$(2,008)	$1,410,531	4.02	$220,278	$231	$(6,466)	$214,043	7.32

Corporate bonds:
After 1 to 5 years	$64,223	$8	$(153)	$64,078	3.46	$64,018		$(277)	$63,741	3.49

Total Investment Securities Held to Maturity	$1,471,544	$5,226	$(2,161)	$1,474,609	4.00	$284,296	$231	$(6,743)	$277,784	6.46

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

7 – INVESTMENT IN FHLB STOCK

     At June 30, 2002 and December 31, 2001, there were investments in FHLB stock with book value of $35,629,500 and $22,890,600, respectively. The estimated market value of such investments is its redemption value.

8 – LOANS RECEIVABLE

     The following is a detail of the loan portfolio:

	June 30,	December 31,
	2002	2001

	(In thousands)
Residential real estate loans:
Secured by first mortgages:
Conventional	$1,170,043	$955,573
Insured by government agencies:
Federal Housing Administration and Veterans Administration	34,967	25,211
Puerto Rico Housing Bank and Finance Agency	21,229	23,513
Secured by second mortgages	7,242	8,088

	1,233,481	1,012,385
Deferred net loan fees	(5,085)	(5,107)

Residential real estate loans	1,228,396	1,007,278

Commercial loans:
Construction loans	214,647	219,396
Commercial loans	1,289,359	1,238,173
Commercial mortgage	777,341	688,922

Commercial loans	2,281,347	2,146,491

Finance leases	138,617	127,935

Consumer and other loans:
Personal	361,505	362,490
Personal lines of credit	10,757	11,216
Auto	498,087	502,902
Boat	47,177	39,570
Credit card	162,771	176,226
Home equity reserve loans	1,646	1,851
Unearned interest	(61,754)	(71,810)

Consumer and other loans	1,020,189	1,022,445

Loans receivable	4,668,549	4,304,149
Allowance for loan losses	(104,150)	(91,060)

Loans receivable-net	4,564,399	4,213,089
Loans held for sale	21,521	4,630

Total loans	$4,585,920	$4,217,719

9 – IMPAIRED LOANS

     At June 30, 2002, the Corporation had $31.3 million ($10.7 million at December 31, 2001) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $7.6 million ($3.7 million at December 31, 2001), of which $7.1 million was established based on the fair value of the collateral (2001-$2 million) and $500,000 was established based on the present value of expected future cash flows (2001-$1.7 million). The allowance for impairment loans is part of the allowance for loan losses. The average recorded investment in impaired loans amounted to $17 million for the six months ended on June 30, 2002 (2001 – $11.9 million). Interest income in the amount of approximately $570,000 and $84,000 was recognized on impaired loans for the period ended on June 30, 2002 and 2001, respectively.

10 – SEGMENT INFORMATION

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

     The following table presents information about the reportable segments (in thousands):

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total

For the quarter ended June 30, 2002:
Interest income	$54,842	$51,553	$29,953		$136,348
Net (charge) credit for transfer of funds	(12,681)	26,999	(14,318)
Interest expense	(14,560)	(53,264)			(67,824)
Net interest income	27,601	25,288	15,635		68,524
Provision for loan losses	(8,383)		(6,117)		(14,500)
Other income	9,977	(2,295)	1,103	$2,212	10,997
Direct operating expenses	(18,173)	(527)	(1,359)	(158)	(20,217)
Segment income	$11,022	$22,466	$9,262	$2,054	$44,804
Average earning assets	$2,230,054	$3,571,237	$2,178,420		$7,979,711
For the period ended June 30, 2002:
Interest income	$108,592	$104,774	$59,698		$273,064
Net (charge) credit for transfer of funds	(23,770)	52,071	(28,301)
Interest expense	(29,276)	(105,993)			(135,269)
Net interest income	55,546	50,852	31,397		137,795
Provision for loan losses	(21,328)		(12,972)		(34,300)
Other income	19,430	(1,309)	2,083	$3,283	23,487
Direct operating expenses	(35,068)	(1,076)	(2,776)	(276)	(39,196)
Segment income	$18,580	$48,467	$17,731	$3,007	$87,786
Average earning assets	$2,174,623	$3,646,760	$2,156,930		$7,978,313

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total

For the quarter ended June 30, 2001:
Interest income	$54,398	$37,099	$34,680		$126,177
Net (charge) credit for transfer of funds	(3,846)	24,865	(21,019)
Interest expense	(18,860)	(49,217)			(68,077)
Net interest income	31,692	12,747	13,661		58,100
Provision for loan losses	(14,790)		(3,010)		(17,800)
Other income	9,625	3,107	909	$700	14,341
Direct operating expenses	(17,277)	(444)	(1,343)	(61)	(19,125)
Segment income	$9,250	$15,410	$10,217	$639	$35,516
Average earning assets	$1,927,782	$2,327,290	$1,727,054		$5,982,126
For the period ended June 30, 2001:
Interest income	$108,394	$74,612	$71,921		$254,927
Net (charge) credit for transfer of funds	(5,047)	49,786	(44,739)
Interest expense	(38,966)	(105,387)			(144,353)
Net interest income	64,381	19,011	27,182		110,574
Provision for loan losses	(27,243)		(5,557)		(32,800)
Other income	17,931	9,860	2,013	$1,021	30,825
Direct operating expenses	(32,951)	(885)	(2,555)	(119)	(36,510)
Segment income	$22,118	$27,986	$21,083	$902	$72,089
Average earning assets	$1,895,539	$2,299,078	$1,694,546		$5,889,164

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income:
Total income for segments	$44,804	$35,515	$87,786	$72,089
Other operating expenses	(11,631)	(11,091)	(24,501)	(23,526)
Income taxes	(6,193)	(4,252)	(10,657)	(8,590)

Income before cumulative effect of accounting change	26,980	20,172	52,628	39,973
Cumulative effect of accounting change				(1,015)

Total consolidated net income	$26,980	$20,172	$52,628	$38,958

Average assets:
Total average earning assets for segments	$7,979,711	$5,982,126	$7,978,313	$5,889,164
Average non earning assets	318,514	370,904	318,802	329,687

Total consolidated average assets	$8,298,225	$6,353,030	$8,297,115	$6,218,851

11 – INCOME TAX

     The Puerto Rico Treasury Department is conducting an investigation of the Bank’s income tax returns for the years 1995, 1997, 1998 and 1999. Management has prepared these tax returns in accordance with the Puerto Rico Internal Revenue Code and its regulations. Therefore, Management believes that a deficiency, if any, resulting from this investigation, will not have a material effect on the Corporation’s financial position.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30

	2002	2001	2002	2001

Condensed income statements (in thousands):
Interest income	$136,348	$126,178	$273,064	$254,928
Interest expense	67,825	68,077	135,269	144,353

Net interest income	68,523	58,101	137,795	110,575
Provision for loan losses	14,500	17,800	34,301	32,800

Net interest income after provision for loan losses	54,023	40,301	103,494	77,775
Other income	11,209	11,403	22,872	21,298
Gain on sale of investments	(211)	2,938	617	9,527
Other operating expense	31,848	30,218	63,697	60,037

Income before income tax expense and cumulative effect of accounting change	33,173	24,424	63,286	48,563
Income tax expense	6,194	4,252	10,657	8,590

Income before cumulative effect of accounting change	26,979	20,172	52,629	39,973
Cumulative effect of accounting change				(1,015)

Net income	$26,979	$20,172	$52,629	$38,958

Net income available to common stockholders	$20,228	$17,003	$39,724	$32,620

Per common share results (diluted):
Income before cumulative effect of accounting change	$0.75	$0.64	$1.48	$1.26
Cumulative effect of accounting change				(0.04)

Net income per common share	$0.75	$0.64	$1.48	$1.22

Cash dividends declared	$0.15	$0.13	$0.30	$0.26
Selected financial ratios (in percent):
Average yield on earning assets (1)	7.41	8.77	7.47	8.93
Cost of interest bearing liabilities	3.74	4.92	3.74	5.34
Interest rate spread (1)	3.67	3.85	3.73	3.59
Net interest margin (1)	4.04	4.28	4.09	4.06
Net income to average total assets	1.30	1.27	1.27	1.25
Net income to average total equity	15.07	17.39	15.12	17.00
Net income to average common equity	22.75	22.91	22.53	22.33
Average equity to average total assets	8.63	7.30	8.39	7.37
Dividend payout ratio	19.70	20.39	20.07	21.22
Efficiency ratio (2)	40.05	41.71	39.49	42.46

	June 30,	December 31,
	2002	2001

Regulatory capital ratios (in percent):
Total capital to risk weighted assets	15.81	14.50
Tier 1 capital to risk weighted assets	13.54	12.16
Tier 1 capital to average assets	8.19	7.49
Balance sheet data (in thousands):
Loans and loans held for sale	$4,690,070	$4,308,780
Allowance for loan losses	104,150	91,060
Investments	3,761,345	3,715,999
Total assets	8,649,007	8,197,518
Deposits	4,743,721	4,098,554
Borrowings	3,080,851	3,425,236
Total common equity	372,392	334,419
Total equity	732,892	602,919
Book value per common share	$14.00	$12.59
Number of full service branches	48	48
Loan origination offices	43	43

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

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

PART I

			Three months ended June 30,
	Average volume		Interest income (1) / expense		Average rate (1)

	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Earning assets:
Money market instruments	$57,309	$29,386	$261	$307	1.83%	4.19%
Government obligations	915,941	571,042	14,668	9,071	6.42%	6.37%
Mortgage backed securities	2,284,457	1,412,891	43,556	26,622	7.65%	7.56%
FHLB stock	35,630	22,891	466	315	5.25%	5.52%
Corporate bonds	270,724	296,205	4,273	6,440	6.33%	8.72%

Total investments	3,564,061	2,332,415	63,224	42,755	7.12%	7.35%

Residential real estate loans	1,136,570	825,260	17,556	16,442	6.20%	7.99%
Construction	212,048	223,284	2,825	4,557	5.34%	8.19%
Commercial loans	2,014,653	1,523,432	27,258	30,182	5.43%	7.95%
Finance leases	135,061	128,155	3,657	3,691	10.86%	11.55%
Consumer loans	1,017,214	1,037,461	34,659	35,152	13.67%	13.59%

Total loans (2)	4,515,546	3,737,592	85,955	90,024	7.64%	9.66%

Total earning assets	$8,079,607	$6,070,007	$149,179	$132,779	7.41%	8.77%

Interest-bearing liabilities:
Deposits	$4,370,813	$3,360,525	$33,736	$41,389	3.10%	4.94%
Other borrowed funds	2,575,800	1,889,217	30,195	23,146	4.70%	4.91%
FHLB advances	325,693	294,525	3,894	3,541	4.80%	4.82%

Total interest-bearing liabilities	$7,272,306	$5,544,267	$67,825	$68,076	3.74%	4.92%

Net interest income			$81,354	$64,703

Interest rate spread					3.67%	3.85%
Net interest margin					4.04%	4.28%

			Six months ended June 30,
	Average volume		Interest income (1) / expense		Average rate (1)

	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Earning assets:
Money market instruments	$50,924	$17,348	$461	$375	1.83%	4.36%
Government obligations	876,699	567,671	26,214	19,043	6.03%	6.76%
Mortgage backed securities	2,371,471	1,450,139	90,933	52,396	7.73%	7.29%
FHLB stock	29,577	20,774	719	656	4.90%	6.37%
Corporate bonds	305,643	247,011	10,256	10,512	6.77%	8.58%

Total investments	3,634,314	2,302,943	128,583	82,982	7.13%	7.27%

Residential real estate loans	1,081,403	790,703	34,114	32,054	6.36%	8.17%
Construction	212,409	217,881	5,713	9,690	5.42%	8.97%
Commercial loans	1,987,221	1,497,514	54,176	62,231	5.50%	8.38%
Finance leases	133,291	126,400	7,312	7,367	11.06%	11.75%
Consumer loans	1,020,168	1,040,249	69,146	70,437	13.67%	13.65%

Total loans (2)	4,434,492	3,672,747	170,461	181,779	7.75%	9.98%

Total earning assets	$8,068,806	$5,975,690	$299,044	$264,761	7.47%	8.93%

Interest-bearing liabilities:
Deposits	$4,233,784	$3,283,354	$66,280	$85,654	3.16%	5.26%
Other borrowed funds	2,731,440	1,958,174	61,193	53,586	4.52%	5.52%
FHLB advances	325,781	205,092	7,797	5,112	4.83%	5.03%

Total interest-bearing liabilities	$7,291,005	$5,446,620	$135,270	$144,352	3.74%	5.34%

Net interest income			$163,774	$120,409

Interest rate spread					3.73%	3.59%
Net interest margin					4.09%	4.06%

(1)	On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)	Non-accruing loans are included in the average balances.

PART II

	Three months ended on June 30,			Six months ended on June 30,
	2002 compared to 2001			2002 compared to 2001

	Variance	Variance		Variance	Variance
	due to	due to	Total	due to	due to	Total
	volume	rate	variance	volume	rate	variance

	(In thousands)
Interest income on earning assets:
Money market instruments	$211	$(257)	$(46)	$519	$(433)	$86
Government obligations	5,523	74	5,597	9,856	(2,685)	7,171
Mortgage backed securities	16,614	320	16,934	35,148	3,389	38,537
FHLB stock	172	(21)	151	248	(185)	63
Corporate bonds	(549)	(1,618)	(2,167)	2,187	(2,443)	(256)

Total investments	21,971	(1,502)	20,469	47,958	(2,357)	45,601

Consumer loans	(695)	202	(493)	(1,369)	78	(1,291)
Real estate loans	5,518	(4,404)	1,114	10,556	(8,496)	2,060
Construction loans	(203)	(1,529)	(1,732)	(212)	(3,765)	(3,977)
Commercial loans	8,204	(11,128)	(2,924)	17,076	(25,131)	(8,055)
Finance leases	194	(228)	(34)	394	(449)	(55)

Total loans	13,018	(17,087)	(4,069)	26,445	(37,763)	(11,318)

Total interest income	34,989	(18,589)	16,400	74,403	(40,120)	34,283

Interest expense on interest bearing liabilities:
Deposits	10,159	(17,812)	(7,653)	20,082	(39,456)	(19,374)
Other borrowed funds	8,243	(1,194)	7,049	19,370	(11,763)	7,607
FHLB advances	375	(22)	353	2,962	(277)	2,685

Total interest expense	18,777	(19,028)	(251)	42,414	(51,496)	(9,082)

Change in net interest income	$16,212	$439	$16,651	$31,989	$11,376	$43,365

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

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Allowance for loan losses, beginning of period	$99,467	$77,639	$91,060	$76,919
Provision for loan losses	14,500	17,800	34,301	32,800

Loans Charge-Offs:
Residential real estate	(2)		(38)	(107)
Commercial	(1,420)	(2,160)	(2,266)	(7,185)
Finance leases	(369)	(689)	(1,102)	(1,352)
Consumer	(9,819)	(10,501)	(21,424)	(20,625)

Total charge-offs	(11,610)	(13,350)	(24,830)	(29,269)

Recoveries of loans previously charged-off:
Commercial	180	21	191	82
Finance leases	90	42	160	96
Consumer	1,523	1,857	3,268	3,381

Total recoveries	1,793	1,920	3,619	3,559

Net charge-offs	(9,817)	(11,430)	(21,211)	(25,710)

Allowance for loan losses, end of period	$104,150	$84,009	$104,150	$84,009

Allowance for loan losses to total loans	2.22%	2.18%	2.22%	2.18%
Net charge-offs annualized to average loans outstanding during the period	0.87%	1.22%	0.96%	1.40%

     Other Income

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Other fees on loans	$5,465	$5,171	$10,728	$9,795
Service charges on deposit accounts	2,354	2,385	4,833	4,770
Mortgage banking activities	896	825	1,310	933
Rental income	577	559	1,128	1,096
Insurance income	570		996
Other commissions	333	702	770	802
Dividend on equity securities	170	169	328	333
Other operating income	3,098	1,592	5,033	3,569

Other income before gain (loss) on investments and derivative income (loss)	13,463	11,403	25,126	21,298

Gain (loss) on sale of investments	13,961	2,938	15,039	9,527
Impairment on investments	(14,172)		(14,422)

Gain (loss) on investments	(211)	2,938	617	9,527

Derivative loss	(2,254)		(2,254)

Total	$10,998	$14,341	$23,489	$30,825

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

     The gain (loss) on investment securities reflects gains or losses as a result of sales that are in consonance to the Corporation’s investment policies as well as impairments on securities held in the portfolio. During the second quarter of 2002 losses on the impairment of certain securities were realized as explained in Note 6 of this report. In addition, during the quarter ended on June 30, 2002 gains of $14 million on the sale of mortgage backed securities and corporate bonds were realized, as part of the Bank’s restructuring of the investment portfolio, as explained in Note 6 of this report.

     The derivative income (loss) includes an unrealized loss of $2.4 million due to the valuation to fair value of a portfolio of swaps that does not qualify for hedge accounting in accordance with SFAS No. 133, as previously explained in Note 3 of this report.

     Other Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Employees’ compensation and benefits	$14,438	$13,463	$28,818	$26,593
Occupancy and equipment	6,862	6,018	13,690	11,828
Business promotion	2,455	2,248	5,098	4,272
Taxes	1,644	1,355	3,287	2,700
Insurance	722	580	1,359	1,118
Net cost (gain) of operations and disposition of other real estate owned	(70)	27	51	128
Professional fees	751	619	1,491	1,164
Servicing and processing fees	1,359	1,188	2,644	2,503
Communications	1,352	1,368	2,651	2,659
Supplies and printing	457	325	741	658
Other	1,878	3,027	3,867	6,414

Total	$31,848	$30,218	$63,697	$60,037

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

     The composition of loans receivable:

	June 30,	December 31,	Increase
	2002	2001	(Decrease)

	(Dollars in thousands)
Residential real estate loans	$1,249,917	$1,011,908	$238,009

Commercial real estate loans	777,341	688,922	88,419
Construction loans	214,647	219,396	(4,749)
Commercial loans	1,289,359	1,238,173	51,186

Total commercial	2,281,347	2,146,491	134,856

Finance leases	138,617	127,935	10,682
Consumer and other loans	1,020,189	1,022,445	(2,256)

Total	$4,690,070	$4,308,779	$381,291

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

     Non-performing Assets

     Total non-performing assets are the sum of non-accruing loans, OREO’s, other repossessed properties and investment securities. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

     At June 30, 2002, total non-performing assets amounted to $79.4 million (0.92% of total assets) as compared to $79 million (0.96% of total assets) at December 31, 2001 and $74 million (1.25% of total assets) at December 31, 2000. The Corporation’s allowance for loan losses to non-performing loans ratio was 148.1% at June 30, 2002 as compared to 124.7% and 113.6% at December 31, 2001 and 2000, respectively.

     Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

     The following table presents non-performing assets at the dates indicated:

	June 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$18,544	$18,540	$15,977
Commercial and commercial real estate	32,106	29,378	31,913
Finance leases	2,514	2,469	2,032
Consumer	17,167	22,611	17,794

	70,331	72,998	67,716

Other real estate owned (OREO)	1,184	1,456	2,981
Other repossessed property	4,147	4,596	3,374
Investment securities	3,750

Total non-performing assets	$79,412	$79,050	$74,071

Past due loans	$24,823	$27,497	$16,358
Non-performing assets to total assets	0.92%	0.96%	1.25%
Non-performing loans to total loans	1.50%	1.69%	1.94%
Allowance for loan losses	$104,150	$91,060	$76,919
Allowance to total non-performing loans	148.09%	124.74%	113.59%

     Non-accruing Loans

     Residential Real Estate Loans – The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management’s understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $18.5 million (1.48% of total residential real estate loans) at June 30, 2002, as compared to $19 million (1.83% of total residential real estate loans) and $16 million (2.14% of total residential real estate loans) at December 31, 2001 and 2000, respectively.

     Commercial Loans – The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $32.1 million (1.41% of total commercial loans) at June 30, 2002 as compared to $29 million (1.37% of total commercial loans) and $32 million (2.01% of total commercial loans) at December 31, 2001 and 2000, respectively. At June 30, 2002, there were only one non-accruing commercial loan of over $1 million, of $1.4 million.

     Finance Leases – Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2.5 million (1.81% of total finance leases) at June 30, 2002, as compared to $2 million (1.93% of total finance leases) and $2 million (1.65% of total finance leases) at December 31, 2001 and 2000, respectively.

     Consumer Loans – Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

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

     Investment securities

     This category presents the carrying amount of $3.8 million of the Bank’s investment in WorldCom Corporation bonds which was reclassified to non-accruing status on June 30, 2002 as explained in Note 6 of this 10-Q.

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

     The Corporation maintains unsecured standby lines of credit with other banks. At June 30, 2002, the Corporation’s total unused lines of credit with these banks amounted to approximately $180,000,000 (2001 – $180,000,000). At June 30, 2002, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $44,644,982. At June 30, 2002, the Corporation has available collateral that can be pledged with the FHLB to obtain additional line of credit in the amount of $604,377,482.

     Capital

     Total stockholders’ equity as of June 30, 2002 amounted to $733 million, increasing by $130 million from the amount as of December 31, 2001. The increase was mainly the result of earnings for the period ended on June 30, 2002 of $52.6 million, the issuance of 3,680,000 shares of preferred stock at $89 million, the issuance of 28,500 shares of common stock through the exercise of stock options with proceeds of $593,250, the positive fluctuation in the valuation of securities available for sale of $8.7 million, reduced by dividends paid of $20.9 million.

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

     Contractual Obligations and Commitments

     The following table presents a detail of the maturities of contractual debt obligations and commitments to extend credit:

	Total	Less than 1 year	1-3 years	4-5 year	After 5 years

Contractual Obligations:
Federal funds purchased and securities sold under agreements to repurchase, excluding accrued interest	$2,649,830	$574,870	$156,500		$1,818,460
Advances from FHLB	336,000	13,000	50,000	$100,000	273,000
Subordinated Notes	84,363		84,363

Total Contractual Cash Obligations	$3,070,193	$587,870	$290,863	$100,000	$2,091,460

Other Commitments:
Lines of Credit	$304,726	$304,726
Standby Letters of Credit	24,929	24,929
Other Commercial Commitments	657,834	657,834

Total Commercial Commitments	$987,489	$987,489

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

PART II – OTHER INFORMATION

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.    OTHER INFORMATION

     For the preparation of the Corporation’s earnings release dated July 16, 2002, total average assets and total average earning assets were inadvertently erroneously calculated. As a result, the following numbers and ratios, which are computed based on the above-mentioned average balances were incorrectly presented in the release. The net interest margin for the six months ended June 30, 2002 was 4.09% as compared to 4.01% presented in the earnings release. Total average earning assets for the six month period ended June 30, 2002 was $8,069 million as compared to $8,232 million presented on the earnings release. Total average earning loans for the six months period ended June 30, 2002 was $4,434 million as compared to $4,597 million presented on the earnings release. Net write offs to average loans for the six month ended June 30, 2002 was 0.96% instead of 0.92% as reported in the earnings release. Average earnings assets, average loans, net interest margin and the net write offs to average loans for the quarter ended June 30, 2002 were correctly presented in the release. Total average assets for the three and six month period ended June 30, 2002 was $8,298 million and $8,297 million, respectively, as compared to $8,266 million and $8,281 million, respectively, presented on the earnings release. The return on assets for the quarter ended on June 30, 2002 was 1.30% instead of 1.31% as reported in the earnings release. The return on assets for the six month period ended on June 30, 2002 was correctly presented in the release.

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K

     Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp.

Name of the Corporation

Date: August 15, 2002	By:	/s/ Angel Alvarez-Pérez, Esq

Angel Alvarez-Pérez, Esq. Chairman, President and Chief Executive Officer

Date: August 15, 2002	By:	/s/ Annie Astor-Carbonell

Annie Astor-Carbonell Senior Executive Vice President and Chief Financial Officer