Form 10-Q
period 2002-09-30
FIRST BANCORP /PR/
filed 2002-11-14
CIK 1057706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                    Quarterly Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

For the Quarter ended                                  Commission File 001-14793
 SEPTEMBER 30, 2002

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

                                 (787) 729-8200

Indicate by check mark whether the Corporation (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Number of shares of the Corporation's Common Stock outstanding as of November 12, 2002

                                   39,954,535

                                    CONTENTS

PART I. FINANCIAL INFORMATION                                               PAGE
     Item 1. Financial Statements:
             Consolidated Statements of Financial Condition                   3
             Consolidated Statements of Income                                4
             Consolidated Statements of Cash Flows                            5
             Consolidated Statements of Changes in Stockholders' Equity       6
             Consolidated Statements of Comprehensive Income                  7
             Notes to Consolidated Financial Statements                       8
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       19
     Item 3. Quantitative and Qualitative Disclosures About Market Risk      32
     Item 4. Controls and Procedures                                         33

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings                                               34
     Item 2. Changes in Securities                                           34
     Item 3. Defaults Upon Senior Securities                                 34
     Item 4. Submission of Matters to a Vote of Security Holders             34
     Item 5. Other Information                                               34
     Item 6. Exhibits and Report on Form 8-K                                 34

SIGNATURES                                                                   35

CERTIFICATIONS                                                               36

FORWARD LOOKING STATEMENTS. When used in this Form 10-Q or future filings by First BanCorp. (First BanCorp or the "Corporation") with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communication, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", "believe", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                ------------------    -----------------
ASSETS
Cash and due from banks                                           $    58,149,885      $    59,898,550
                                                                  ---------------      ---------------
Money market instruments                                               65,976,473           34,564,568
                                                                  ---------------      ---------------
Investment securities available for sale, at market:
   Securities pledged that can be repledged                         2,519,391,644        2,988,828,088
   Other investment securities                                        154,196,279          385,419,989
                                                                  ---------------      ---------------
     Total investment securities available for sale                 2,673,587,923        3,374,248,077
                                                                  ---------------      ---------------
Investment securities held to maturity, at cost:
   Securities pledged that can be repledged                         1,114,307,713          171,152,930
   Other investment securities                                        151,345,652          113,142,662
                                                                  ---------------      ---------------
     Total investment securities held to maturity                   1,265,653,365          284,295,592
                                                                  ---------------      ---------------
Federal Home Loan Bank (FHLB) stock                                    35,629,500           22,890,600
                                                                  ---------------      ---------------
Loans net of allowance for loans losses of $107,974,279
 (2001-$91,060,307)                                                 4,834,558,995        4,213,089,836
Loans held for sale, at lower of cost or market                         4,631,259            4,629,562
                                                                  ---------------      ---------------
     Total loans                                                    4,839,190,254        4,217,719,398
                                                                  ---------------      ---------------
Other real estate owned                                                 1,676,804            1,455,577
Premises and equipment - net                                           78,104,488           76,155,620
Accrued interest receivable                                            33,346,733           37,630,883
Due from customers on acceptances                                         101,546              262,153
Other assets                                                          136,755,501           88,396,770
                                                                  ---------------      ---------------
     Total assets                                                 $ 9,188,172,472      $ 8,197,517,788
                                                                  ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Non-interest bearing deposits                                  $   233,285,321      $   239,850,816
   Interest bearing deposits                                        4,442,723,978        3,858,703,322
   Federal funds purchased and securities
    sold under agreements to repurchase                             3,274,789,728        2,997,173,944
   Advances from FHLB                                                 323,000,000          343,700,000
   Bank acceptances outstanding                                           101,546              262,153
   Accounts payable and other liabilities                              85,761,208           70,547,126
                                                                  ---------------      ---------------
                                                                    8,359,661,781        7,510,237,361
                                                                  ---------------      ---------------
Subordinated notes                                                     84,364,071           84,361,525
                                                                  ---------------      ---------------
Stockholders' equity:
   Preferred stock, authorized 50,000,000 shares; issued and
      outstanding 14,420,000 shares at $25.00 liquidation
      value per share (2001 - 10,740,000)                             360,500,000          268,500,000
                                                                  ---------------      ---------------
   Common stock, $1.00 par value, authorized 250,000,000
      shares; issued 44,875,435 shares, including
      14,958,383 shares issued on September 30, 2002 from
      a stock split (2001-29,852,552)                                  44,875,435           29,852,552
   Less: Treasury stock, including 1,640,300 shares issued
      on September 30, 2002 from a stock split (at par value)          (4,920,900)          (3,280,600)
                                                                  ---------------      ---------------
   Common stock outstanding                                            39,954,535           26,571,952
                                                                  ---------------      ---------------
   Additional paid-in capital                                                               14,214,877
   Capital reserve                                                     60,000,000           60,000,000
   Legal surplus                                                      136,792,514          136,792,514
   Retained earnings                                                  150,573,275          103,132,913
   Accumulated other comprehensive income, net of tax of
      $1,224,568 (2001-$2,097,785)                                     (3,673,704)          (6,293,354)
                                                                  ---------------      ---------------
                                                                      744,146,620          602,918,902
                                                                  ---------------      ---------------
Contingencies and commitments
                                                                  ---------------      ---------------
       Total liabilities and stockholders' equity                 $ 9,188,172,472      $ 8,197,517,788
                                                                  ===============      ===============


The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         ---------------------------------     ------------------------------
                                                          SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                              2002               2001              2002             2001
                                                          -------------      -------------     -------------    -------------
INTEREST INCOME:
 Loans                                                   $  87,434,587      $  88,413,711      $255,723,899     $268,729,165
 Investments                                                41,771,436         38,780,489       145,826,457      112,736,946
 Dividends on FHLB stock                                       400,000            333,287         1,119,452          989,101
                                                         -------------      -------------      ------------     ------------
  Total interest income                                    129,606,023        127,527,487       402,669,808      382,455,212
                                                         -------------      -------------      ------------     ------------

INTEREST EXPENSE:
 Deposits                                                   33,650,069         39,083,119        99,929,651      124,737,078
 Short term borrowings                                      33,922,767         24,290,252        99,522,264       77,950,019
 Long term borrowings                                        1,695,112          2,165,577         5,085,335        7,204,788
                                                         -------------      -------------      ------------     ------------
  Total interest expense                                    69,267,948         65,538,948       204,537,250      209,891,885
                                                         -------------      -------------      ------------     ------------
  Net interest income                                       60,338,075         61,988,539       198,132,558      172,563,327
                                                         -------------      -------------      ------------     ------------

PROVISION FOR LOAN LOSSES                                   14,000,499         12,790,000        48,301,497       45,590,000
                                                         -------------      -------------      ------------     ------------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                            46,337,576         49,198,539       149,831,061      126,973,327
                                                         -------------      -------------      ------------     ------------

OTHER INCOME:
 Other fees on loans                                         4,698,037          4,734,553        15,426,158       14,529,323
 Service charges on deposit accounts                         2,116,506          2,318,435         6,949,103        7,088,680
 Mortgage banking activities                                 1,861,021            268,245         3,170,765        1,201,598
 Gain on sale of investments, net                            7,485,130            189,043         8,101,648        9,715,819
 Derivatives loss                                           (1,208,460)                          (3,461,982)
 Other operating income                                      4,010,991          3,095,241        12,266,039        8,894,459
                                                         -------------      -------------      ------------     ------------
  Total other income                                        18,963,225         10,605,517        42,451,731       41,429,879
                                                         -------------      -------------      ------------     ------------

OTHER OPERATING EXPENSES:
 Employees' compensation and benefits                       14,317,494         13,864,869        43,135,227       40,457,394
 Occupancy and equipment                                     7,036,096          6,349,778        20,725,642       18,177,418
 Business promotion                                          2,411,415          1,868,283         7,509,543        6,140,428
 Taxes                                                       1,770,308          1,633,873         5,057,027        4,333,477
 Insurance                                                     689,250            588,004         2,048,469        1,706,154
 Other                                                       6,443,238          5,704,020        17,888,477       19,230,721
                                                         -------------      -------------      ------------     ------------
  Total other operating expenses                            32,667,801         30,008,827        96,364,385       90,045,592
                                                         -------------      -------------      ------------     ------------
Income before income tax provision and
 cumulative effect of accounting change                     32,633,000         29,795,229        95,918,407       78,357,614
INCOME TAX PROVISION                                         5,276,102          6,775,771        15,932,937       15,365,662
                                                         -------------      -------------      ------------     ------------
Income before cumulative effect of accounting change        27,356,898         23,019,458        79,985,470       62,991,952
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                                                                (1,014,889)
                                                         -------------      -------------      ------------     ------------
NET INCOME                                               $  27,356,898      $  23,019,458      $ 79,985,470     $ 61,977,063
                                                         =============      =============      ============     ============

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS              $  20,605,902      $  17,932,261      $ 60,330,198     $ 50,552,366
                                                         =============      =============      ============     ============

NET INCOME PER COMMON SHARE-BASIC:
Income before cumulative effect of accounting change     $        0.52      $        0.45      $       1.51     $       1.29
Cumulative effect of accounting change                                                                                 (0.02)
                                                         -------------      -------------      ------------     ------------
Earnings per common share-basic                          $        0.52      $        0.45      $       1.51     $       1.27
                                                         =============      =============      ============     ============

NET INCOME PER COMMON SHARE-DILUTED:
Income before cumulative effect of accounting change     $        0.51      $        0.45      $       1.49     $       1.28
Cumulative effect of accounting change                                                                                 (0.02)
                                                         -------------      -------------      ------------     ------------
Earnings per common share-diluted                        $        0.51      $        0.45      $       1.49     $       1.26
                                                         =============      =============      ============     ============

DIVIDENDS DECLARED PER COMMON SHARE                      $        0.10      $        0.09      $       0.30     $       0.26
                                                         =============      =============      ============     ============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS         NINE MONTHS
                                                                               ENDED               ENDED
                                                                        SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                             $     79,985,470      $    61,977,063
                                                                         ----------------      ---------------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Depreciation                                                                8,246,455            7,106,171
   Core deposit intangible amortization                                          689,446              689,446
   Provision for loan losses                                                  48,301,497           45,590,000
   Deferred tax asset provision                                               (8,904,206)          (4,091,268)
   Gain on sale of investments, net                                           (8,101,648)          (9,715,819)
   Derivatives loss                                                            3,461,982
   Increase in taxes payable                                                   3,505,114            9,801,322
   Decrease (increase) in accrued interest receivable                          4,284,150          (10,670,236)
   Decrease (increase) in accrued interest payable                               (58,537)           3,159,277
   Amortization of deferred net loan fees                                       (760,531)             553,246
   Net originations of loans held for sale                                   (29,510,630)          (1,964,941)
   Decrease in other assets                                                   18,925,153           14,962,963
   Increase (decrease) in other liabilities                                   11,300,286           (5,025,891)
                                                                         ----------------      ---------------
   Total adjustments                                                           51,378,531           50,394,270
                                                                         ----------------      ---------------
   Net cash provided by operating activities                                  131,364,001          112,371,333
                                                                         ----------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans                                                670,222,045          653,641,510
  Loans originated                                                           (786,729,648)        (877,020,847)
  Purchase of loans                                                          (544,115,855)        (317,135,682)
  Proceeds from sale of investments available for sale                      1,681,236,889          813,656,020
  Purchase of securities held to maturity                                 (12,801,322,983)        (180,699,992)
  Purchase of securities available for sale                                (8,806,724,403)      (8,656,408,851)
  Principal repayments and maturities of securities held to maturity       11,819,965,210           74,529,997
  Principal repayments of securities available for sale                     7,834,557,915        6,981,593,770
  Additions to premises and equipment                                         (10,195,323)         (11,359,989)
  Purchase of FHLB stock                                                      (12,738,900)          (4,354,100)
                                                                         ----------------      ---------------
  Net cash used in investing activities                                      (955,845,053)      (1,523,558,164)
                                                                         ----------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                    538,299,299          516,766,310
  Net decrease in federal funds purchased and securities
    sold under repurchase agreements                                          277,922,395          881,323,090
  FHLB advances paid/taken                                                    (20,700,000)         227,000,000
  Payments of notes payable                                                                        (36,687,637)
  Dividends                                                                   (31,624,245)         (21,805,442)
  Exercise of stock options                                                     1,340,843            1,355,211
  Issuance of preferred stock                                                  88,906,000          100,069,250
  Treasury stock acquired                                                                           (1,929,685)
                                                                         ----------------      ---------------
  Net cash provided by financing activities                                   854,144,292        1,666,091,097
                                                                         ----------------      ---------------
  Net increase in cash and cash equivalents                                    29,663,240          254,904,266
  Cash and cash equivalents at beginning of period                             94,463,118           65,392,939
                                                                         ----------------      ---------------
  Cash and cash equivalents at end of period                             $    124,126,358      $   320,297,205
                                                                         ================      ===============
Cash and cash equivalents include:
   Cash and due from banks                                               $     58,149,885      $   177,247,390
   Money market instruments                                                    65,976,473          143,049,815
                                                                         ----------------      ---------------
                                                                         $    124,126,358      $   320,297,205
                                                                         ================      ===============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                    ADDITIONAL
                                 PREFERRED          COMMON           PAID-IN           CAPITAL
                                   STOCK            STOCK            CAPITAL           RESERVE
                                ------------     ------------      ------------      -----------
DECEMBER 31, 2000               $165,000,000     $ 26,424,152      $ 16,567,516      $50,000,000

Net income
Other comprehensive income
Issuance of preferred stock      103,500,000                         (3,430,750)
Addition to legal surplus
Addition to capital reserve                                                           10,000,000
Treasury stock acquired                               (86,200)          (43,100)
Stock options exercised                               234,000         1,121,211
Cash dividends:
    Common stock
    Preferred stock
                                ------------     ------------      ------------      -----------
DECEMBER 31, 2001                268,500,000       26,571,952        14,214,877       60,000,000

Net income
Other comprehensive income
Issuance of preferred stock       92,000,000                         (3,094,000)
Stock options exercised                                64,500         1,276,343
Common stock split on
  September 30, 2002                               13,318,083       (12,397,220)
Cash dividends:
    Common stock
    Preferred stock
                                ------------     ------------      ------------      -----------
SEPTEMBER 30, 2002              $360,500,000     $ 39,954,535      $          0      $60,000,000
                                ============     ============      ============      ===========



                                                                     ACCUMULATED
                                                                        OTHER
                                   LEGAL            RETAINED        COMPREHENSIVE
                                   SURPLUS          EARNINGS        INCOME (LOSS)
                                ------------     -------------     --------------
DECEMBER 31, 2000               $126,792,514     $  69,275,152      $(19,598,785)

Net income                                          86,001,444
Other comprehensive income                                            13,305,431
Issuance of preferred stock
Addition to legal surplus         10,000,000       (10,000,000)
Addition to capital reserve                        (10,000,000)
Treasury stock acquired                             (1,800,385)
Stock options exercised
Cash dividends:
    Common stock                                   (13,835,100)
    Preferred stock                                (16,508,198)
                                ------------     -------------      ------------
DECEMBER 31, 2001                136,792,514       103,132,913        (6,293,354)

Net income                                          79,985,470
Other comprehensive income                                             2,619,650
Issuance of preferred stock
Stock options exercised
Common stock split on
  September 30, 2002                                  (920,863)
Cash dividends:
    Common stock                                   (11,968,970)
    Preferred stock                                (19,655,275)
                                ------------     -------------      ------------
SEPTEMBER 30, 2002              $136,792,514     $ 150,573,275      $ (3,673,704)
                                ============     =============      ============


The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                -------------------------------     -------------------------------
                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                    2002              2001               2002              2001
                                                -------------     -------------     -------------     -------------
Net income                                      $ 27,356,898      $ 23,019,458      $ 79,985,470      $  61,977,063
                                                ------------      ------------      ------------      -------------
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses)
    arising during the period net of
    tax of $105,166 (2001-$12,801,558)
    for the quarter and $2,968,058
    (2001-$14,980,417) for the
    nine-month period                                315,498        38,404,674         8,904,174         44,941,252
   Less: reclassification adjustment
    for gains(losses) included in net
    income period net of
    tax of $1,871,282 (2001-$47,261)
    for the quarter and $2,025,412
    (2001-$2,428,955) for the
    nine-month period                             (5,613,848)         (141,782)       (6,076,236)        (7,286,864)

Cumulative effect of accounting change,
 net of tax benefit of $331,500                                                                             994,500
                                                ------------      ------------      ------------      -------------

Unrealized gains (losses) on securities           (5,298,350)       38,262,892         2,827,938         38,648,888
Unrealized loss on fair value hedge
    attributable to credit risk, net of tax
    of $267,692 for the quarter and
    $69,429 for the nine-month period               (803,076)                           (208,288)
                                                ------------      -------------     ------------      -------------
Total other comprehensive (loss) income           (6,101,426)       38,262,892         2,619,650         38,648,888
                                                ------------      ------------      ------------      -------------

Comprehensive income                            $ 21,255,472      $ 61,282,350      $ 82,605,120      $ 100,625,951
                                                ============      ============      ============      =============

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

     FirstBank Puerto Rico (FirstBank or the Bank), the Corporation's wholly owned bank subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 43 full-service banking branches in Puerto Rico and eleven in the U.S. and British Virgin Islands. It also has loan origination offices in Puerto Rico focusing on consumer loans and residential mortgage loans. In addition, through its wholly-owned subsidiaries, FirstBank operates other offices in Puerto Rico specializing in small personal loans, finance leases and vehicle rental. The Bank offers brokerage services in selected branches through an alliance with a national brokerage house in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

     Effective August 2001, the Corporation entered into the insurance business through a wholly owned subsidiary, FirstBank Insurance Agency. This subsidiary is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

     On April 25, 2002, the Corporation filed a Report on Form 8-K disclosing under item 5, a Definitive Agreement to acquire JPMorgan Chase's Eastern Caribbean Region business in the U.S. Virgin Islands, British Virgin Islands and Barbados. On October 16, 2002, the Corporation announced the closing of this acquisition.

2 - ACCOUNTING POLICIES

     The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America, and, as such, include amounts based on judgments, estimates and assumptions made by Management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 2001 contained in the annual report of the Corporation. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

     In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation's financial position at September 30, 2002, and the results of operations and the cash flows for the three and nine months ended on September 30, 2002 and 2001. The results of operations for the three and nine months ended on September 30, 2002, are not necessarily indicative of the results to be expected for the entire year.

     NEW ACCOUNTING PRONOUNCEMENTS

     During 2002 the Financial Accounting Standards Board (FASB) issued the following statement of financial accounting standards (SFAS):

     SFAS No. 147, "Acquisitions of Certain Financial Institution"- In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 removes financial acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142,"Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 will not have a material impact on the Corporation's financial condition or results of operations.

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

     At September 30, 2002, interest rate swap agreements with an aggregate notional amount of $1.9 billion under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate certificates of deposit. The interest rate swap agreements are reflected at their fair value of $25.4 million in the Corporation's consolidated statement of financial condition as a swap asset with a corresponding increase in certificates of deposit by the same amount. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income nor on comprehensive income.

     Interest rate swaps under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value attributable to market interest rates of fixed rate corporate bonds classified as available for sale. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation's consolidated statement of financial condition. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income. Interest rate swaps with an aggregate notional principal balance of $25 million had an unrealized loss of $1,537,811 at September 30, 2002 (an unrealized loss of $1,260,094 at December 31, 2001), attributable to credit risk which was recorded in accumulated comprehensive income net of income tax.

     During the period ended on September 30, 2002, the Corporation sold certain corporate bonds to which interest rate swap agreements with an aggregate notional principal balance of $53.2 million were attributable. Therefore, these swaps no longer qualify for hedge accounting, and an unrealized loss of $3.9 million was recorded to reflect changes in the fair value of these derivatives as a derivative loss in the Other Income section of the statement of income.

     On June 14, 2002, the Corporation wrote a covered call option. The Corporation received a premium of $460,938 on this call option. Changes in the fair value of the option were recorded in earnings while it was outstanding. On July 15, 2002, the option was exercised and $100 million 6.5% GNMA mortgage backed securities were delivered. The premium was recorded as derivative income in the Other Income section of the statement of income.

4 - STOCKHOLDERS' EQUITY

     COMMON STOCK

     Authorized common stock shares at September 30, 2002 and December 31, 2001 were 250,000,000 with a par value of $1.00. On August 27, 2002, the Corporation declared a three for two stock split on its 26,636,452 outstanding shares of common stock at September 15, 2002. As a result, a total of 14,958,383 additional shares of common stock were issued on September 30, 2002, of which 1,640,300 shares were recorded as treasury stock. All per share amounts have been adjusted for the effect of the stock split in the third quarter of 2002.

     PREFERRED STOCK

     The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation's option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During the period ended on September 30, 2002, the Corporation issued 3,680,000 shares of preferred stock (4,140,000 shares-2001; 3,000,000 shares-2000; 3,600,000 shares-1999). The liquidation value per share is $25. Annual dividends of $1.8125 per share (issuance of 2002), of $1.85 per share (issuance of 2001), of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors.

5 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and nine months ended on September 30, 2002 and 2001 are as follows:

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                            ----------------------      ----------------------
                                                              2002          2001          2002          2001
                                                              ----          ----          ----          ----
(In thousands, except per share data)

Income before cumulative effect of accounting change
 and dividend on preferred stock                            $ 27,357      $ 23,019      $ 79,985      $ 62,992
Dividend on preferred stock                                   (6,751)       (5,087)      (19,655)      (11,425)
                                                            --------      --------      --------      --------
Income before cumulative effect of accounting change          20,606        17,932        60,330        51,567
Cumulative effect of accounting change                                                                  (1,015)
                                                            --------      --------      --------      --------
Net income available to common stockholders                 $ 20,606      $ 17,932      $ 60,330      $ 50,552
                                                            ========      ========      ========      ========

Earnings per common share basic:
 Weighted average common shares outstanding                   39,930        39,891        39,884        39,848
                                                            ========      ========      ========      ========

Income before cumulative effect of accounting change        $   0.52      $   0.45      $   1.51      $   1.29
Cumulative effect of accounting change                                                                   (0.02)
                                                            --------      --------      --------      --------
Earnings per common share basic                             $   0.52      $   0.45      $   1.51      $   1.27
                                                            ========      ========      ========      ========

Earnings per common share diluted:
  Weighted average common shares and share equivalents:
   Average common shares outstanding                          39,930        39,891        39,884        39,848
   Common stock equivalents - Options                            812           351           627           270
                                                            --------      --------      --------      --------
      Total                                                   40,742        40,242        40,511        40,118
                                                            ========      ========      ========      ========

Income before cumulative effect of accounting change        $   0.51      $   0.45      $   1.49      $   1.28
Cumulative effect of accounting change                                                                   (0.02)
                                                            --------      --------      --------      --------
Earnings per common share diluted                           $   0.51      $   0.45      $   1.49      $   1.26
                                                            ========      ========      ========      ========

     The earnings per share for prior year's periods have been restated to reflect the effect of the stock split in the third quarter of 2002. Stock options outstanding under the Corporation's stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the quarter ended on September 30, 2002, all options outstanding during the period have been included in the computation of outstanding shares. For the quarter ended on September 30, 2001, 10,500 stock options were not included in the computation of outstanding shares because they were antidilutive. For the nine-month period ended on September 30, 2001, 359,250 stock options were not included in the computation of outstanding shares because they were antidilutive.

6 - INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and maturities of investment securities were as follows:

 INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                      September 30, 2002
                                 ------------------------------------------------------------
                                                     Unrealized                      Weighted
                                 Amortized           ----------           Market     average
                                    cost        gains      (losses)       value       yield%
                                 ---------      -----      --------       -----      --------
                                                    (Dollars in thousands)
U.S. Treasury Securities:
     Within 1 year
Obligations of other U.S.
 Government Agencies:
     Within 1 year              $  399,132                 $   (112)    $  399,020     1.62
     After 5 to 10 years               750     $    14                         764     5.60
     After 10 years                 15,278         471                      15,749     7.69
Puerto Rico Government
 Obligations:
     After 5 to 10 years             4,982         185                       5,167     6.27
     After 10 years                  5,621         310                       5,931     6.30
                                ----------     -------     --------     ----------
United States and
 Puerto Rico Government
 Obligations                    $  425,763     $   980     $   (112)    $  426,631     1.96
                                ==========     =======     ========     ==========
Mortgage backed securities:
  FHLMC certificates:
     Within 1  year
     After 1 to 5 years         $      310     $    13                  $      323     6.91
     After 5 to 10 years            10,437         723                      11,160     6.94
     After 10 years                  6,698         349                       7,047     6.87
                                ----------     -------                  ----------
                                    17,445       1,085                      18,530     6.91
                                ----------     -------                  ----------
 GNMA certificates:
     After 5 to 10 years             3,807         144                       3,951     6.41
     After 10 years              1,109,421      23,840                   1,133,261     5.88
                                ----------     -------                  ----------
                                 1,113,228      23,984                   1,137,212     5.88
                                ----------     -------                  ----------
 FNMA certificates:
     Within 1 year                      46                                      46     6.27
     After 1 to 5 years                 15                                      15     7.75
     After 5 to 10 years               712          47                         759     7.70
     After 10 years                918,983       4,401                     923,384     5.09
                                ----------     -------                  ----------
                                   919,756       4,448                     924,204     5.09
                                ----------     -------                  ----------
Mortgage pass through
 certificates:
     After 10 years                  1,332          41                       1,373     7.25
                                ----------     -------                  ----------
Mortgage backed
 securities                     $2,051,761     $29,558                  $2,081,319     5.54
                                ==========     =======                  ==========
Corporate bonds:
     Within 1 year              $    8,794     $     6                  $    8,800     7.41
     After 1 to 5 years             86,581       1,133     $(18,722)        68,992     6.25
     After 5 to 10 years            57,327          90       (4,004)        53,413     6.93
     After 10 years
                                ----------     -------     --------     ----------
Corporate bonds                 $  152,702     $ 1,229     $(22,726)    $  131,205     6.57
                                ==========     =======     ========     ==========

Equity securities (without
  contractual maturity)         $   46,723     $ 4,319     $(16,609)    $   34,433     1.25
                                ==========     =======     ========     ==========

Total Investments
Securities
Available for Sale              $2,676,949     $36,086     $(39,447)    $2,673,588     4.95
                                ==========     =======     ========     ==========


                                                     December  31, 2001
                                ------------------------------------------------------------
                                                     Unrealized                     Weighted
                                Amortized            ----------          Market     average
                                   cost          gains     (losses)      value       yield%
                                ---------        -----     --------      -----      --------
                                                   (Dollars in thousands)
U.S. Treasury Securities:
     Within 1 year              $    7,726     $     30                $    7,756     3.18
Obligations of other U.S.
 Government Agencies:
     Within 1 year                 407,324                 $    (32)      407,292     1.72
     After 5 to 10 years               500            1                       501     5.59
     After 10 years                 87,519          469      (1,805)       86,183     7.55
Puerto Rico Government
 Obligations:
     After 5 to 10 years             4,458          128                     4,586     6.19
     After 10 years                  5,932          151                     6,083     6.34
                                ----------     --------    --------    ----------
United States and
 Puerto Rico Government
 Obligations                    $  513,459     $    779    $ (1,837)   $  512,401     2.83
                                ==========     ========    ========    ==========
Mortgage backed securities:
  FHLMC certificates:
     Within 1  year             $        8                             $        8     5.85
     After 1 to 5 years                112     $      4                       116     7.63
     After 5 to 10 years            13,211          576                    13,787     7.29
     After 10 years                  8,030          172    $     (6)        8,196     6.95
                                ----------     --------    --------    ----------
                                    21,361          752          (6)       22,107     7.16
                                ----------     --------    --------    ----------
 GNMA certificates:
     After 5 to 10 years             4,605          101                     4,706     6.39
     After 10 years              2,515,953       12,672      (6,539)    2,522,086     6.52
                                ----------     --------    --------    ----------
                                 2,520,558       12,773      (6,539)    2,526,792     6.52
                                ----------     --------    --------    ----------
 FNMA certificates:
     Within 1 year
     After 1 to 5 years                158            4                       162     6.92
     After 5 to 10 years               124            5                       129     7.32
     After 10 years                  7,095          408                     7,503     7.96
                                ----------     --------                ----------
                                     7,377          417                     7,794     7.93
                                ----------     --------                ----------
Mortgage pass through
 certificates:
     After 10 years                  1,958           38                     1,996     8.70
                                ----------     --------                ----------
Mortgage backed
 securities                     $2,551,254     $ 13,980    $ (6,545)   $2,558,689     6.53
                                ==========     ========    ========    ==========
Corporate bonds:
     Within 1 year              $   19,246     $    410                $   19,656     7.70
     After 1 to 5 years            118,919        1,770    $ (2,899)      117,790     6.68
     After 5 to 10 years           114,855           77      (1,906)      113,026     7.34
     After 10 years                 18,531          328                    18,859     7.35
                                ----------     --------    --------    ----------
Corporate bonds                 $  271,551     $  2,585    $ (4,805)   $  269,331     7.08
                                ==========     ========    ========    ==========

Equity securities (without
  contractual maturity)         $   45,115     $  4,901    $(16,189)   $   33,827     1.43
                                ==========     ========    ========    ==========

Total Investments Securities
Available for Sale              $3,381,379     $ 22,245    $(29,376)   $3,374,248     5.95
                                ==========     ========    ========    ==========

     Maturities for mortgage backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

     The Corporation's bank subsidiary is restructuring its portfolio of mortgage backed securities available for sale, in order to shorten its duration and to enable a future reinvestment in the next two to four years, at expected higher interest rates. As a result, during late June and early July of 2002, approximately $1 billion of 30 year mortgage backed securities were sold. The June sale derived a gain of $8 million and the July sale derived a gain of $6 million. The securities sold were substantially substituted with $900 million of 15 year mortgage backed securities which have a lower average life and yield, and which value is less sensitive to increases in interest rates. The substitution was not effective until August 19, 2002. For this reason, interest income from investments decreased during the quarter. In addition, in late September, the Corporation decided to sell its 7% GNMA portfolio to substitute with lower coupons, with the intention of lowering the prepayment risk. Five hundred million in 7% GNMA's were sold and settled on September 23 and the remaining $463.6 million were sold and settled on October 23. The $500 million sale derived a gain of $14.6 million and the $463.6 million sale derived a gain of $11.5 million. The second round sale was substituted with a forward purchase of $1 billion FNMA's 15 years, to be settled on November 19, 2002.

     It is the Corporation's policy to invest in corporate bonds, which at the time of the purchase, are of an investment grade quality. The total carrying amount of the corporate bonds portfolio is $195.5 million, or 4.8% of total investments of the Corporation as of September 30, 2002. During the second quarter of 2002, two of the bonds in the FirstBank's portfolio were downgraded to non-investment grade quality by credit rating agencies. These were, WorldCom Corporation, $15.5 million outstanding at the time of the downgrade and Nortel Networks Corporation, $23.5 million outstanding at the time of the downgrade. Management's impairment analysis on these securities for the quarter ended on June 30, 2002 concluded that an other-than-temporary impairment of approximately $11.7 million had occurred in the case of the WorldCom Corporation bonds. The estimated impairment amount of this security was recognized as a loss in the statement of income in accordance with SFAS No. 115. In addition, Management reclassified to non-accruing status the remaining carrying amount of $3.8 million as presented in the Non-performing Assets section of the Management Discussion Analysis of this report.

     At September 30, 2002 the Corporation's equity securities portfolio carrying amount is $34.4 million, and its adjusted cost is $46.7 million. The Corporation's current policy guidelines limit investments in equity securities to $60 million, which is 1.5% of the Corporation's total investments as of September 30, 2002. The Corporation invests in equity securities that have a long-term appreciation prospects. During the nine months ended on September 30, 2002 the Corporation has recognized a loss of $16.4 million for other-than-temporary impairment on equity securities, including $14 million in the third quarter of 2002.

     The impairment analysis on our fixed income investments is done placing special emphasis on the analysis of the cash position of the company, its cash and capital generation capacity, which could increase or diminish the company's ability to repay its bond obligations. The Corporation has the intent and ability to hold the fixed income securities to maturity or, at least, until the decline in value is recovered. If Management believes, based on the analysis, that the company will not be able to service its debt and pay its obligations on a timely manner, then an impairment is recorded, usually at market value, if such is a good representation of the true underlying value of the Corporation, unless there is not enough volume or liquidity to determine that this is the true value of the market. The equity securities impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by a major brokerage house. These analyses are very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Corporation's intent to hold the security for an extent period. If Management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment will be recorded usually at market value if such is a good representation of the true underlying value of the Corporation unless there is not enough volume or liquidity to determine that this is the true value of the market.

     Management determined that except for the impairments on the bonds and stocks mentioned above, there are no other-than-temporary impairments on the rest of the bonds and equity securities portfolio. Management will continue its ongoing monitoring of the Corporation's investment on individual corporate bonds and equity securities to identify any other-than-temporary impairment in accordance with SFAS No.115. Future other-than-temporary impairments may occur that would need to be recognized as a loss.

     For the nine-month period ended on September 30, 2002, proceeds from the sale of securities amounted to $1,681 million (2001 - $813.7 million). The Corporation recorded gross realized gains of $36.9 million (2001 - $10.5 million), and gross realized losses of $28.8 million (2001 - $822 thousands), which included the above-mentioned other-than-temporary impairments.


    INVESTMENT SECURITIES HELD TO MATURITY

                                                      September 30, 2002
                                 --------------------------------------------------------------
                                                   Unrealized                          Weighted
                                 Amortized         ----------            Market        average
                                    cost       gains      (losses)       value          yield%
                                 ---------     -----      --------       -----         --------
                                                    (Dollars in thousands)
U.S. Treasury Securities:
    Within 1 year               $      324                             $      324        1.67
Obligations of U.S.
   Government Agencies:
    Within 1 year                  771,479                $  (133)        771,346        1.69
After 10 years                     420,238     $3,277        (695)        422,820        7.78
Puerto Rico Government
    Obligations:
    After 1 to 5 years               5,000         50                       5,050        5.00
    After 10 years                   4,285        463                       4,748        6.50
                                ----------     ------     -------      ----------

United States and Puerto
    Rico Government
    Obligations                 $1,201,326     $3,790     $  (828)     $1,204,288        3.85
                                ==========     ======     =======      ==========

Corporate bonds:
    After 1 to 5 years          $   64,327     $   26     $  (388)     $   63,965        3.38
                                ==========     ======     =======      ==========

Total Investment Securities
 Held to Maturity               $1,265,653     $3,816     $(1,216)     $1,268,253        3.83
                                ==========     ======     =======      ==========


                                                    December 31, 2001
                                ---------------------------------------------------------
                                                Unrealized                       Weighted
                                Amortized       ----------          Market       average
                                   cost      gains    (losses)      value         yield%
                                ---------    -----    --------      -----        --------
                                                  (Dollars in thousands)
U.S. Treasury Securities:
    Within 1 year
Obligations of U.S.
   Government Agencies:
    Within 1 year
After 10 years                  $211,194     $  3     $(6,466)     $204,731        7.39
Puerto Rico Government
    Obligations:
    After 1 to 5 years             5,000                              5,000        5.00
    After 10 years                 4,084      228                     4,312        6.50
                                --------     ----     -------      --------

United States and Puerto
    Rico Government
    Obligations                 $220,278     $231     $(6,466)     $214,043        7.32
                                ========     ====     =======      ========

Corporate bonds:
    After 1 to 5 years          $ 64,018              $  (277)     $ 63,741        3.49
                                ========              =======      ========

Total Investment Securities
 Held to Maturity               $284,296     $231     $(6,743)     $277,784        6.46
                                ========     ====     =======      ========

     Expected maturities of certain securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At January 1, 2001, in connection with the adoption of SFAS No. 133, the Corporation transferred a portfolio of $207 million of GNMA certificates from held to maturity into the available for sale category. The unrealized gain of $994,500, net of taxes, was reflected in other comprehensive income as a cumulative effect of the change in accounting principle. The $771.5 million in U.S. Government Agencies within one year are due during the fourth quarter of 2002.

7 - INVESTMENT IN FHLB STOCK

     At September 30, 2002 and December 31, 2001, there were investments in FHLB stock with book value of $35,629,500 and $22,890,600, respectively. The estimated market value of such investments is its redemption value.

8 - LOANS RECEIVABLE

     The following is a detail of the loan portfolio:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          2002             2001
                                                      -------------    ------------
                                                             (IN THOUSANDS)
Residential real estate loans:
Secured by first mortgages:
   Conventional                                       $ 1,290,723      $   955,573
   Insured by government agencies:
      Federal Housing Administration and Veterans
       Administration                                      35,699           25,211
      Puerto Rico Housing Bank and Finance Agency          20,159           23,513
Secured by second mortgages                                 6,755            8,088
                                                      -----------      -----------
                                                        1,353,336        1,012,385
   Deferred net loan fees                                  (4,534)          (5,107)
                                                      -----------      -----------
Residential real estate loans                           1,348,802        1,007,278
                                                      -----------      -----------

Commercial loans:
   Construction loans                                     233,064          219,396
   Commercial loans                                     1,354,255        1,238,173
   Commercial mortgage                                    835,465          688,922
                                                      -----------      -----------
Commercial loans                                        2,422,784        2,146,491
                                                      -----------      -----------

Finance leases                                            140,665          127,935
                                                      -----------      -----------

Consumer and other loans:
   Personal                                               362,299          362,490
   Personal lines of credit                                10,446           11,216
   Auto                                                   505,491          502,902
   Boat                                                    48,999           39,570
   Credit card                                            157,256          176,226
   Home equity reserve loans                                1,926            1,851
   Unearned interest                                      (56,135)         (71,810)
                                                      -----------      -----------
Consumer and other loans                                1,030,282        1,022,445
                                                      -----------      -----------
Loans receivable                                        4,942,533        4,304,149
Allowance for loan losses                                (107,974)         (91,060)
                                                      -----------      -----------
Loans receivable-net                                    4,834,559        4,213,089
Loans held for sale                                         4,631            4,630
                                                      -----------      -----------
Total loans                                           $ 4,839,190      $ 4,217,719
                                                      ===========      ===========

9- IMPAIRED LOANS

     At September 30, 2002, the Corporation had $24.9 million ($10.7 million at December 31, 2001) in commercial and real estate loans over $1,000,000 considered impaired with an allowance of $5.5 million ($3.7 million at December 31, 2001), of which $5.0 million was established based on the fair value of the collateral (2001-$2 million) and $538,000 was established based on the present value of expected future cash flows (2001-$1.7 million). The allowance for impaired loans is part of the allowance for loan losses. The average recorded investment in impaired loans amounted to $19.1 million for the nine months ended on September 30, 2002 (2001 - $11.9 million). Interest income in the amount of approximately $720,000 and $268,200 was recognized on impaired loans for the period ended on September 30, 2002 and 2001, respectively.

10 - SEGMENT INFORMATION

     The Corporation has four reportable segments: Retail business, Treasury and Investments, Commercial Corporate business and Other. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation's organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

     The Retail business segment is composed of the Corporation's branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in Retail business. The Commercial Corporate segment is composed of commercial loans including commercial real estate and construction loans. The Treasury and Investment segment is responsible for the Corporation investment portfolio and treasury functions. The Other Income segment is mainly composed of insurance and other commissions income.

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

     The following table presents information about the reportable segments (in thousands):

                                                                         TREASURY AND      COMMERCIAL
                                                           RETAIL        INVESTMENTS       CORPORATE        OTHER          TOTAL
                                                           ------        -----------       ---------        -----          -----
FOR THE QUARTER ENDED SEPTEMBER 30, 2002:
Interest income                                         $    56,596      $    42,171      $    30,839                   $   129,606
Net (charge) credit for transfer of funds                   (11,812)          23,325          (11,513)
Interest expense                                            (14,701)         (54,567)                                       (69,268)
Net interest income                                          30,083           10,929           19,326                        60,338
Provision for loan losses                                    (7,636)                           (6,365)                      (14,001)
Other income                                                  9,875            6,456            1,654      $   978           18,963
Direct operating expenses                                   (17,304)            (521)          (1,406)        (156)         (19,387)
Segment income                                          $    15,018      $    16,864      $    13,209      $   822      $    45,913
Average earning assets                                  $ 2,403,993      $ 3,712,785      $ 2,287,352                   $ 8,404,130

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002:
Interest income                                         $   165,188      $   146,945      $    90,537                   $   402,670
Net (charge) credit for transfer of funds                   (35,583)          75,397          (39,814)
Interest expense                                            (43,977)        (160,560)                                      (204,537)
Net interest income                                          85,628           61,782           50,723                       198,133
Provision for loan losses                                   (28,964)                          (19,337)                      (48,301)
Other income                                                 29,307            5,147            3,737      $ 4,261           42,452
Direct operating expenses                                   (52,371)          (1,597)          (4,182)        (432)         (58,582)
Segment income                                          $    33,600      $    65,332      $    30,941      $ 3,829      $   133,702
Average earning assets                                  $ 2,253,780      $ 3,669,010      $ 2,199,026                   $ 8,121,816


                                                                         TREASURY AND      COMMERCIAL
                                                           RETAIL        INVESTMENTS       CORPORATE        OTHER          TOTAL
                                                           ------        -----------       ---------        -----          -----
FOR THE QUARTER ENDED SEPTEMBER 30, 2001:
Interest income                                         $    55,055      $    39,114      $    33,358                   $   127,527
Net (charge) credit for transfer of funds                    (6,727)          26,690          (19,963)
Interest expense                                            (16,988)         (48,550)                                       (65,538)
Net interest income                                          31,340           17,254           13,395                        61,989
Provision for loan losses                                    (9,454)                           (3,336)                      (12,790)
Other income                                                  8,468              356            1,101      $   681           10,606
Direct operating expenses                                   (16,731)            (370)          (1,230)         (94)         (18,425)
Segment income                                          $    13,623      $    17,240      $     9,930      $   587      $    41,380
Average earning assets                                  $ 1,998,066      $ 2,550,249      $ 1,835,692                   $ 6,384,007


FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001:
Interest income                                         $   163,450      $   113,726      $   105,279                   $   382,455
Net (charge) credit for transfer of funds                   (11,774)          76,476          (64,702)
Interest expense                                            (55,955)        (153,937)                                      (209,892)
Net interest income                                          95,721           36,265           40,577                       172,563
Provision for loan losses                                   (34,431)                          (11,159)                      (45,590)
Other income                                                 26,399           10,215            3,114      $ 1,702           41,430
Direct operating expenses                                   (49,681)          (1,255)          (3,785)        (212)         (54,933)
Segment income                                          $    38,008      $    45,225      $    28,747      $ 1,490      $   113,470
Average earning assets                                  $ 1,930,106      $ 2,383,722      $ 1,742,112                   $ 6,055,940

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                              ----------------------------      ----------------------------
                                                  2002             2001            2002              2001
                                                  ----             ----            ----              ----
Net income:
Total income for segments                     $    45,913      $    41,380      $   133,702      $   113,470
Other operating expenses                          (13,280)         (11,585)         (37,783)         (35,112)
Income taxes                                       (5,276)          (6,776)         (15,933)         (15,366)
                                              -----------      -----------      -----------      -----------
Income before cumulative effect of
  accounting change                                27,357           23,019           79,986           62,992
Cumulative effect of accounting change                                                                (1,015)
                                              -----------      -----------      -----------      -----------
     Total consolidated net income            $    27,357      $    23,019      $    79,986      $    61,977
                                              ===========      ===========      ===========      ===========

Average assets:
Total average earning assets for segments     $ 8,404,130      $ 6,384,007      $ 8,121,816      $ 6,055,940
Average non earning assets                        313,294          324,810          315,402          326,255
                                              -----------      -----------      -----------      -----------
     Total consolidated average assets        $ 8,717,424      $ 6,708,817      $ 8,437,218      $ 6,382,195
                                              ===========      ===========      ===========      ===========

11 - INCOME TAX

     The Puerto Rico Treasury Department is conducting an investigation of the Bank's income tax returns for the years 1995, 1997, 1998 and 1999. Management has prepared these tax returns in accordance with the Puerto Rico Internal Revenue Code and its regulations. Therefore, Management believes that a deficiency, if any, resulting from this investigation, will not have a material effect on the Corporation's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SELECTED FINANCIAL DATA

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                            ----------------------------     ---------------------------
                                                                2002             2001            2002            2001
                                                                ----             ----            ----            ----
CONDENSED INCOME STATEMENTS (IN THOUSANDS):
   Interest income                                          $   129,606      $   127,527     $   402,670     $   382,455
   Interest expense                                              69,268           65,539         204,537         209,892
                                                            -----------      -----------     -----------     -----------
   Net interest income                                           60,338           61,988         198,133         172,563
   Provision for loan losses                                     14,001           12,790          48,302          45,590
                                                            -----------      -----------     -----------     -----------
   Net interest income after provision
      for loan losses                                            46,337           49,198         149,831         126,973
   Other income                                                  11,478           10,417          34,350          31,714
   Gain on sale of investments, net                               7,485              189           8,102           9,716
   Other operating expense                                       32,667           30,009          96,364          90,045
                                                            -----------      -----------     -----------     -----------
   Income before income tax expense and cumulative
     effect of accounting change                                 32,633           29,795          95,919          78,358
   Income tax provision                                           5,276            6,776          15,933          15,366
                                                            -----------      -----------     -----------     -----------
   Income before cumulative effect of accounting change          27,357           23,019          79,986          62,992
   Cumulative effect of accounting change                                                                         (1,015)
                                                            -----------      -----------     -----------     -----------
   Net income                                               $    27,357      $    23,019     $    79,986     $    61,977
                                                            ===========      ===========     ===========     ===========
   Net income available to common stockholders              $    20,606      $    17,932     $    60,330     $    50,552
                                                            ===========      ===========     ===========     ===========
PER COMMON SHARE RESULTS (DILUTED):
   Income before cumulative effect of accounting change     $      0.51      $      0.45     $      1.49     $      1.28
   Cumulative effect of accounting change                                                                          (0.02)
                                                            -----------      -----------     -----------     -----------
   Net income per common share                              $      0.51      $      0.45     $      1.49     $      1.26
                                                            ===========      ===========     ===========     ===========
   Cash dividends declared                                  $      0.10      $      0.09     $      0.30     $      0.26
                                                            ===========      ===========     ===========     ===========
SELECTED FINANCIAL RATIOS (IN PERCENT):
   Average yield on earning assets (1)                             6.37             8.29            7.09            8.70
   Cost of interest bearing liabilities                            3.59             4.46            3.69            5.03
   Interest rate spread (1)                                        2.78             3.83            3.40            3.67
   Net interest margin (1)                                         3.13             4.27            3.76            4.13
   Net income to average total assets                              1.26             1.37            1.26            1.29
   Net income to average total equity                             14.76            15.88           14.99           16.55
   Net income to average common equity                            21.65            22.80           22.21           22.49
   Average equity to average total assets                          8.50             8.64            8.43            7.82
   Dividend payout ratio                                          19.40            19.28           19.84           20.53
   Efficiency ratio (2)                                           41.19            41.34           40.05           42.08


                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                             -------------    ------------
                                                                                 2002             2001
                                                                                 ----             ----
REGULATORY CAPITAL RATIOS (IN PERCENT):
    Total capital to risk weighted assets                                          15.03           14.50
    Tier 1 capital to risk weighted assets                                         12.84           12.16
    Tier 1 capital to average assets                                                8.01            7.49
BALANCE SHEET DATA (IN THOUSANDS):
     Loans and loans held for sale                                            $4,947,164      $4,308,780
     Allowance for loan losses                                                   107,974          91,060
     Investments                                                               4,040,847       3,715,999
     Total assets                                                              9,188,172       8,197,518
     Deposits                                                                  4,676,009       4,098,554
     Borrowings                                                                3,682,154       3,425,236
     Total common equity                                                         383,647         334,419
     Total equity                                                                744,147         602,919
     Book value per common share                                              $     9.60      $     8.39
       Number of full service branches                                                54              48
       Loan origination offices                                                       42              43

(1)   On a taxable equivalent basis.

(2) Other operating expenses to the sum of net interest income, other income and gain on sale of investments, net.

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

     For the quarter ended on September 30, 2002, the Corporation recorded earnings of $27,356,898 or $0.52 per common share (basic) and $0.51 per share (diluted), a per share basis-diluted increase of 13.33% as compared to earnings of $23,019,458 or $0.45 per common share (basic and diluted) for the third quarter of 2001. Earnings for the nine months ended on September 30, 2002 amounted to $79,985,470 or $1.51 per common share (basic) and $1.49 per common share (diluted), as compared to earnings of $61,977,063 or $1.27 per common share (basic) and $1.26 per common share (diluted) for the same period of 2001. On a per share basis-diluted, earnings for the nine months ended on September 30, 2002 increased by 18.25% as compared to earnings for the nine months ended on September 30, 2001.

     NET INTEREST INCOME

     Net interest income for the three months ended on September 30, 2002 decreased by $1.7 million, as compared with the same quarter in 2001; or by $2.4 million on a taxable equivalent basis. Net interest income for the nine months ended on September 30, 2002 increased by $25.6 million, as compared with the same period in 2001; or by $41.3 million on a taxable equivalent basis. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 2.78% and 3.13%, respectively, for the third quarter of 2002 as compared to 3.83% and 4.27%, respectively, for the third quarter of 2001. The interest rate spread and net interest margin on a taxable equivalent basis, amounted to 3.40% and 3.76%, respectively, for the nine months ended on September 30, 2002 as compared to 3.67% and 4.13%, respectively, for the nine months ended on September 30, 2001.

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

PART I

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                  AVERAGE VOLUME           INTEREST INCOME (1) / EXPENSE      AVERAGE RATE (1)
                                           ----------------------------    -----------------------------     -----------------
                                              2002              2001            2002           2001          2002         2001
                                              ----              ----            ----           ----          ----         ----
                                                                              (DOLLARS IN THOUSANDS)
 Earning assets:
  Money market instruments                 $   85,631        $   91,172       $    343       $    767        1.59%        3.34%
  Government obligations                    1,603,265           646,289         15,644          9,081        3.87%        5.57%
  Mortgage backed securities                1,754,525         1,579,849         28,982         30,620        6.55%        7.69%
  FHLB stock                                   35,630            22,891            400            333        4.45%        5.77%
  Corporate bonds                             216,909           205,660          2,507          4,955        4.59%        9.56%
                                           ----------        ----------       --------       --------
   Total investments                        3,695,960         2,545,861         47,876         45,756        5.14%        7.13%
                                           ----------        ----------       --------       --------
  Residential real estate loans             1,296,978           899,817         18,334         16,544        5.61%        7.29%
  Construction                                221,765           232,212          2,910          4,213        5.21%        7.20%
  Commercial loans                          2,117,907         1,623,402         28,044         29,392        5.25%        7.18%
  Finance leases                              139,473           130,080          3,678          3,687       10.46%       11.25%
  Consumer loans                            1,025,904         1,037,110         35,543         35,508       13.75%       13.58%
                                           ----------        ----------       --------       --------
 Total loans (2)                            4,802,027         3,922,621         88,509         89,344        7.31%        9.04%
                                           ----------        ----------       --------       --------
   Total earning assets                    $8,497,987        $6,468,482       $136,385       $135,100        6.37%        8.29%
                                           ==========        ==========       ========       ========

 Interest-bearing liabilities:
  Deposits                                 $4,440,916        $3,589,576       $ 33,650       $ 39,083        3.01%        4.32%
  Other borrowed funds                      2,883,648         1,945,957         31,552         22,889        4.34%        4.67%
  FHLB advances                               339,190           294,000          4,065          3,568        4.75%        4.81%
                                           ----------        ----------       --------       --------
  Total interest-bearing liabilities       $7,663,754        $5,829,533       $ 69,267       $ 65,540        3.59%        4.46%
                                           ==========        ==========       ========       ========
 Net interest income                                                          $ 67,118       $ 69,560
                                                                              ========       ========
 Interest rate spread                                                                                        2.78%        3.83%
 Net interest margin                                                                                         3.13%        4.27%


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                  AVERAGE VOLUME           INTEREST INCOME (1) / EXPENSE      AVERAGE RATE (1)
                                           ----------------------------    -----------------------------     -----------------
                                              2002              2001            2002           2001          2002         2001
                                              ----              ----            ----           ----          ----         ----
                                                                             (DOLLARS IN THOUSANDS)
 Earning assets:
  Money market instruments                 $   62,620        $   42,227       $    804       $  1,142        1.72%        3.62%
  Government obligations                    1,121,549           594,165         41,746         28,088        4.98%        6.32%
  Mortgage backed securities                2,163,563         1,493,851        120,034         82,985        7.42%        7.43%
   FHLB stock                                  31,617            21,487          1,119            989        4.73%        6.15%
  Corporate bonds                             275,740           233,076         12,782         15,519        6.20%        8.90%
                                           ----------        ----------       --------       --------
   Total investments                        3,655,089         2,384,806        176,485        128,723        6.46%        7.22%
                                           ----------        ----------       --------       --------
  Residential real estate loans             1,155,906           827,474         52,447         48,596        6.07%        7.85%
  Construction                                215,562           222,710          8,623         13,887        5.35%        8.34%
  Commercial loans                          2,029,406         1,540,164         82,219         91,393        5.42%        7.93%
  Finance leases                              135,375           127,640         10,990         11,054       10.85%       11.58%
  Consumer loans                            1,022,101         1,039,191        104,688        105,865       13.69%       13.62%
                                           ----------        ----------       --------       --------
 Total loans (2)                            4,558,350         3,757,179        258,967        270,795        7.60%        9.64%
                                           ----------        ----------       --------       --------
   Total earning assets                    $8,213,439        $6,141,985       $435,452       $399,518        7.09%        8.70%
                                           ==========        ==========       ========       ========
 Interest-bearing liabilities:
  Deposits                                 $4,303,587        $3,386,550       $ 99,930       $124,737        3.10%        4.92%
  Other borrowed funds                      2,782,734         1,954,057         92,745         76,475        4.46%        5.23%
  FHLB advances                               330,299           235,054         11,862          8,680        4.80%        4.94%
                                           ----------        ----------       --------       --------
  Total interest-bearing liabilities       $7,416,620        $5,575,661       $204,537       $209,892        3.69%        5.03%
                                           ==========        ==========       ========       ========
 Net interest income                                                          $230,915       $189,626
                                                                              ========       ========
 Interest rate spread                                                                                        3.40%        3.67%
 Net interest margin                                                                                         3.76%        4.13%


(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2) Non-accruing loans are included in the average balances.

PART II

                                            THREE MONTHS ENDED ON SEPTEMBER 30,          NINE MONTHS ENDED ON SEPTEMBER 30,
                                                  2002 COMPARED TO 2001                        2002 COMPARED TO 2001
                                          --------------------------------------      ---------------------------------------
                                          VARIANCE       VARIANCE                     VARIANCE        VARIANCE
                                           DUE TO         DUE TO         TOTAL         DUE TO          DUE TO         TOTAL
                                           VOLUME          RATE         VARIANCE       VOLUME           RATE         VARIANCE
                                          --------       ---------      --------      ---------       --------       --------
                                                                            (IN THOUSANDS)
Interest income on earning assets:
 Money market instruments                 $    (44)      $   (380)      $  (424)      $     408       $   (746)      $   (338)
 Government obligations                     11,326         (4,763)        6,563          22,324         (8,666)        13,658
 Mortgage backed securities                  3,103         (4,741)       (1,638)         37,231           (182)        37,049
 FHLB stock                                    163            (96)           67             414           (284)           130
 Corporate bonds                               130         (2,578)       (2,448)          2,299         (5,036)        (2,737)
                                          --------       --------       -------       ---------       --------       --------
    Total investments                       14,678        (12,558)        2,120          62,676        (14,914)        47,762
                                          --------       --------       -------       ---------       --------       --------
 Consumer loans                               (392)           427            35          (1,644)           467         (1,177)
 Real estate loans                           6,413         (4,623)        1,790          17,137        (13,286)         3,851
 Construction loans                           (150)        (1,153)       (1,303)           (364)        (4,900)        (5,264)
 Commercial loans                            7,760         (9,108)       (1,348)         24,827        (34,001)        (9,174)
 Finance leases                                255           (264)           (9)            651           (715)           (64)
                                          --------       --------       -------       ---------       --------       --------
    Total loans                             13,886        (14,721)         (835)         40,607        (52,435)       (11,828)
                                          --------       --------       -------       ---------       --------       --------
    Total interest income                   28,564        (27,279)        1,285         103,283        (67,349)        35,934
                                          --------       --------       -------       ---------       --------       --------

Interest expense on interest bearing
 liabilities:
 Deposits                                    7,774        (13,207)       (5,433)         27,645        (52,452)       (24,807)
 Other borrowed funds                       10,594         (1,931)        8,663          30,086        (13,816)        16,270
 FHLB advances                                 543            (46)          497           3,474           (292)         3,182
                                          --------       --------       -------       ---------       --------       --------
    Total interest expense                  18,911        (15,184)        3,727          61,205        (66,560)        (5,355)
                                          --------       --------       -------       ---------       --------       --------
Change in net interest income             $  9,653       $(12,095)      $(2,442)      $  42,078       $   (789)      $ 41,289
                                          ========       ========       =======       =========       ========       ========

     Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $6.8 million and $32.8 million for the three and nine months ended on September 30, 2002, respectively, and of $7.6 million and $17.1 million for the three and nine months ended on September 30, 2001, respectively. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations) and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

     INTEREST INCOME

     Interest income increased by $2.1 million and $20.2 million for the three and nine months ended on September 30, 2002, respectively, as compared to the same periods for 2001. When adjusted to a taxable equivalent basis, interest income increased by $1.3 million and $35.9 million for the three and nine months ended on September 30, 2002, as compared to the same periods in 2001. The yield on earning assets, on a taxable equivalent basis, amounted to 6.37% and 8.29% for the three months ended on September 30, 2002 and 2001, respectively; and 7.09% and 8.70% for the nine months ended on September 30, 2002 and 2001, respectively. The improvement in the interest income for the periods analyzed was due to the increase in the average volume of earning assets, partially offset by a lower yield due to lower market rates. However, interest income for the third quarter of 2002, decreased by $6.7 million when compared to the second quarter of 2002, and by $12.8 million when adjusted to a taxable equivalent basis, because, as part of a restructuring of the securities portfolio, the Corporation sold during late June and early July approximately $1 billion in mortgage backed securities, which were not substituted until August 19, 2002. The proceeds of the sales were placed in lower yield agency discount notes, until the substitution was made. The overall yield of the mortgage backed securities portfolio has decreased due to the acceleration of the amortization of premiums on this portfolio, which has resulted from the higher prepayments of the mortgage loans underlying the mortgage backed securities (see page 13 for related information).

     The average volume of earning assets increased by $2,030 million and $2,071 million for the three and nine months ended on September 30, 2002, respectively, as compared to the same periods in 2001. The average volume of total investments increased by $1,150 million and $1,270 million for the three and nine month period ended on September 30, 2002 as compared with the same periods in 2001, mostly concentrated in government obligations and mortgage backed securities.

     The average volume of the loan portfolio increased by $880 million and $801 million for the three and nine months ended on September 30, 2002, respectively, as compared with the same periods in 2001, mostly concentrated in residential real estate and commercial loans.

     INTEREST EXPENSE

     Interest expense increased by $3.7 million and decreased by $5.4 million for the three and nine months ended on September 30, 2002, respectively, as compared with the amounts recorded in the same periods of 2001. The decrease in the interest expense for the period ended on September 30, 2002 when compared with the same period last year, was the result of a decrease in the cost of interest bearing liabilities, due to lower market rates, causing a positive rate variance of $15.2 million and $66.6 million, for the three and nine months period ended September 30, 2002. This positive effect was partially offset with an increase in the average volume of interest bearing liabilities generating a negative volume variance of $18.9 million and $61.2 million, for the three and nine months period ended September 30, 2002. The cost of interest bearing liabilities decreased from 4.46% and 5.03% for the three and nine month periods ended on September 30, 2001 to 3.59% and 3.69% for the three and nine month periods ended on September 30, 2002.

     PROVISION AND ALLOWANCE FOR LOAN LOSSES

     For the three and nine months ended on September 30, 2002, the Corporation provided $14.0 million and $48.3 million for loan losses, as compared to $12.8 million and $45.6 million for the same periods of 2001. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses at a level that Management considers adequate to absorb probable losses incurred in the portfolio. The Corporation establishes the allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a "loss," the probable loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, fair value of the underlying collateral, financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation's control, including factors affecting the Puerto Rico economy, may contribute to delinquencies and defaults thus necessitating additional reserves.

     The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------        -------------------------
                                                       2002            2001             2002            2001
                                                       ----            ----             ----            ----
                                                                       (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of period      $ 104,150        $ 84,009        $  91,060        $ 76,919
Provision for loan losses                              14,001          12,790           48,301          45,590
                                                    ---------        --------        ---------        --------
Loans Charge-Offs:
  Residential  real estate                               (250)            (77)            (288)           (184)
  Commercial                                           (1,007)         (1,121)          (3,273)         (8,306)
  Finance leases                                         (602)           (261)          (1,704)         (1,613)
  Consumer                                            (10,228)        (10,887)         (31,651)        (31,512)
                                                    ---------        --------        ---------        --------
Total charge-offs                                     (12,087)        (12,346)         (36,916)        (41,615)
                                                    ---------        --------        ---------        --------
Recoveries of loans previously charged-off:
  Residential real estate                                  12                               12
  Commercial                                               97              17              288              99
  Finance leases                                          132             109              292             205
  Consumer                                              1,669           1,691            4,937           5,072
                                                    ---------        --------        ---------        --------
Total  recoveries                                       1,910           1,817            5,529           5,376
                                                    ---------        --------        ---------        --------
Net charge-offs                                       (10,177)        (10,529)         (31,387)        (36,239)
                                                    ---------        --------        ---------        --------
Allowance for loan losses, end of period            $ 107,974        $ 86,270        $ 107,974        $ 86,270
                                                    =========        ========        =========        ========

Allowance for loan losses to total loans                 2.18%           2.16%            2.18%           2.16%
Net charge-offs annualized to average loans
 outstanding during the period                           0.85%           1.07%            0.92%           1.29%


OTHER INCOME

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -----------------------           -----------------------
                                                        2002           2001               2002           2001
                                                      --------       --------           -------         -------
                                                                            (IN THOUSANDS)
  Other fees on loans                                 $  4,698       $  4,735           $15,426         $14,529
  Service charges on deposit accounts                    2,116          2,318             6,949           7,089
  Mortgage banking activities                            1,861            268             3,171           1,202
  Rental income                                            602            595             1,730           1,691
  Insurance income                                         618            306             1,614             306
  Other commissions                                        204             98               974             900
  Dividend on equity securities                            179            167               507             500
  Other operating income                                 2,408          1,930             7,441           5,497
                                                      --------       --------           -------         -------
  Other income before gain on
    investments and derivatives loss                    12,686         10,417            37,812          31,714
                                                      --------       --------           -------         -------
  Gain on sale of investments                           21,563            189            36,602           9,716
  Impairment on investments                            (14,078)                         (28,500)
                                                      --------       --------           -------         -------
  Gain on sale of investments, net                       7,485            189             8,102           9,716
                                                      --------       --------           -------         -------
  Derivatives loss                                      (1,208)                          (3,462)
                                                      --------       --------           -------         -------

Total                                                 $ 18,963       $ 10,606           $42,452         $41,430
                                                      ========       ========           =======         =======

     Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; net gains on sale of investments; and derivatives. Other fees on loans consist mainly of credit card fees and late charges collected on loans.

     Service charges on deposit accounts represent an important and stable source of other income for the Corporation.

     Mortgage banking activities income reflects the servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized or sold and gain on sales of loans.

     The Corporation's subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

     Insurance income consists of commissions earned by the new subsidiary FirstBank Insurance Agency, Inc.

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

     The gain (loss) on investment securities reflects gains or losses as a result of sales that are in consonance to the Corporation's investment policies as well as impairments on securities held in the portfolio. During the period ended on September 30, 2002 gains of $36.6 million on the sale of mortgage backed securities, corporate bonds and equity securities were realized, as part of the Bank's restructuring of the investment portfolio, as explained in Note 6 on the interim financial statements. In addition, during the period ended on September 30, 2002 losses on the impairment of certain securities were realized as explained in Note 6 on the interim financial statements.

     The derivatives loss consists mainly of an unrealized loss of $3.9 million due to the valuation to fair value of a portfolio of swaps that does not qualify for hedge accounting in accordance with SFAS No. 133, as previously explained in
Note 3 on the interim financial statements.

OTHER OPERATING EXPENSES

        The following table presents the detail of other operating expenses for the periods indicated:

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ------------------------          ------------------------
                                                   2002             2001             2002             2001
                                                 -------          -------          -------          -------
                                                                       (IN THOUSANDS)
Employees' compensation and benefits             $14,317          $13,865          $43,135          $40,457
Occupancy and equipment                            7,036            6,350           20,726           18,177
Business promotion                                 2,412            1,868            7,510            6,140
Taxes                                              1,770            1,634            5,057            4,333
Insurance                                            689              588            2,048            1,706
Net cost of operations and
 disposition of other real estate owned               11              216               62              344
Professional fees                                    630              521            1,790            1,453
Servicing and processing fees                      1,220            1,342            3,864            3,845
Communications                                     1,438            1,393            4,089            4,052
Supplies and printing                                265              237            1,006              895
Other                                              2,880            1,995            7,077            8,644
                                                 -------          -------          -------          -------
   Total                                         $32,668          $30,009          $96,364          $90,046
                                                 =======          =======          =======          =======

     Operating expenses increased to $32.7 million and $96.4 million for the three and nine months ended on September 30, 2002, respectively, as compared to $30.0 million and $90.0 million for the same periods in 2001. The increase in operating expenses for 2002 is mainly the result of technology investments and the general growth in the subsidiary Bank's operations.

     Management's goal has been to make only expenditures that contribute clearly and directly to increase the efficiency and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The Corporation's efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income, other income and gain on sale of investments, net, was 40.05% for the nine months period ended September 30, 2002 as compared to 42.08% for the same period last year.

     For the nine-month period ended on September 30, 2002, other operating expenses include a core deposit intangible amortization of $689,446. The estimated aggregate amortization expense on this core deposit intangible asset for each of the five succeeding fiscal years will amount to approximately $919,260. This amortization expense will increase in the next quarter by the amortization of the core deposit intangible resulting from the recent acquisition of JP Morgan Chase's operations in the Virgin Islands.

     PROVISION FOR INCOME TAX

     The provision for income tax amounted to $15.9 million (or 16.6% of pretax earnings) for the nine months ended on September 30, 2002 as compared to $15.4 million (or 19.6% of pretax earnings) for the same period in 2001. The Corporation has maintained an effective tax rate lower than the statutory rate of 39%, mainly by investing in obligations and loans exempt from federal and Puerto Rico income taxes. The decrease in the effective tax rate for the period ended on September 30, 2002 when compared with the same period last year is mainly due to an increase in the portfolio of exempt investments.

     FINANCIAL CONDITION

     ASSETS

     Total assets as of September 30, 2002 amounted to $9,188 million, an increase of $990 million as compared to total assets as of December 31, 2001 of $8,198 million. The increase was mainly the result of an increase of $638.4 million in total loans and $324.8 million in total investments and money market instruments.

     The composition of loans receivable:

                                        SEPTEMBER 30,          DECEMBER 31,          INCREASE
                                            2002                   2001             (DECREASE)
                                        -------------          ------------         ----------
                                                         (DOLLARS IN THOUSANDS)
Residential real estate loans            $1,353,433            $1,011,908            $341,525
                                         ----------            ----------            --------
Commercial real estate loans                835,465               688,922             146,543
Construction loans                          233,064               219,396              13,668
Commercial loans                          1,354,255             1,238,173             116,082
                                         ----------            ----------            --------
  Total commercial                        2,422,784             2,146,491             276,293
                                         ----------            ----------            --------
Finance leases                              140,665               127,935              12,730
Consumer and other loans                  1,030,282             1,022,445               7,837
                                         ----------            ----------            --------
  Total                                  $4,947,164            $4,308,779            $638,385
                                         ==========            ==========            ========

     The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $1,360 million and repayments and other adjustments of $722 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans and residential real estate loans. This resulted in an increase of $276.3 million in the commercial loan portfolio and of $341.5 million in residential real estate loans. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $12.7 million. Consumer and other loans increased by $7.8 million as compared with the same portfolio at December 31, 2001.

     NON-PERFORMING ASSETS

     Total non-performing assets are the sum of non-accruing loans, OREO's, other repossessed properties and investment securities. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

     At September 30, 2002, total non-performing assets amounted to $93.6 million (1.02% of total assets) as compared to $79 million (0.96% of total assets) at December 31, 2001 and $74 million (1.25% of total assets) at December 31, 2000. The Corporation's allowance for loan losses to non-performing loans ratio was 130.0% at September 30, 2002 as compared to 124.7% and 113.6% at December 31, 2001 and 2000, respectively. The increase in non-performing assets when compared to the amount reported at December 31, 2001, is mainly due to a $11.2 million construction loan fully secured by finished homes, where the Corporation stops accruing interest due to a slowdown in the selling process of the homes. At November 7, 2002, this loan has an outstanding balance of $10.4 million, and 50% of the houses have been either sold or optioned and in the process of closing.

     Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

     The following table presents non-performing assets at the dates indicated:

                                                    SEPTEMBER 30,                 DECEMBER 31,
                                                        2002                2001                2000
                                                     ---------           ---------           ---------
                                                                  (DOLLARS IN THOUSANDS)
Non-accruing loans:
    Residential real estate                          $ 18,000             $18,540             $15,977
    Commercial and commercial real estate              43,264              29,378              31,913
    Finance leases                                      2,402               2,469               2,032
    Consumer                                           19,373              22,611              17,794
                                                     --------             -------             -------
                                                       83,039              72,998              67,716
                                                     --------             -------             -------
Other real estate owned (OREO)                          1,677               1,456               2,981
Other repossessed property                              5,182               4,596               3,374
Investment securities                                   3,750
                                                     --------             -------             -------
Total non-performing assets                          $ 93,648             $79,050             $74,071
                                                     ========             =======             =======
Past due loans                                       $ 22,027             $27,497             $16,358
Non-performing assets to total assets                    1.02%               0.96%               1.25%
Non-performing loans to total loans                      1.68%               1.69%               1.94%
Allowance for loan losses                            $107,974             $91,060             $76,919
Allowance to total non-performing loans                130.03%             124.74%             113.59%

     NON-ACCRUING LOANS

     RESIDENTIAL REAL ESTATE LOANS - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $18 million (1.33% of total residential real estate loans) at September 30, 2002, as compared to $19 million (1.83% of total residential real estate loans) and $16 million (2.14% of total residential real estate loans) at December 31, 2001 and 2000, respectively.

     COMMERCIAL LOANS - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $43.3 million (1.79% of total commercial loans) at September 30, 2002 as compared to $29 million (1.37% of total commercial loans) and $32 million (2.01% of total commercial loans) at December 31, 2001 and 2000, respectively. At September 30, 2002, there were three non-accruing commercial loans of over $1 million, with outstanding balances of $1.4 million, $1.2 million and $1.4 million, respectively, and the above-mentioned non-accruing construction loan of $11.2 million.

     FINANCE LEASES - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2.4 million (1.71% of total finance leases) at September 30, 2002, as compared to $2 million (1.93% of total finance leases) and $2 million (1.65% of total finance leases) at December 31, 2001 and 2000, respectively.

     CONSUMER LOANS - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

     Non-accruing consumer loans amounted to $19.4 million (1.88% of the total consumer loan portfolio) at September 30, 2002, $23 million (or 2.21% of the total consumer loan portfolio) at December 31, 2001 and $18 million (or 1.71% of the total consumer loan portfolio) at December 31, 2000.

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

     INVESTMENT SECURITIES

     This category presents the carrying amount of $3.8 million of the Bank's investment in WorldCom Corporation bonds which was reclassified to non-accruing status on June 30, 2002 as explained in Note 6 on the interim financial statements.

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

     SOURCES OF FUNDS

     As of September 30, 2002, total liabilities amounted to $8,444 million, an increase of $849 million as compared to $7,595 million as of December 31, 2001. The increase in total liabilities was mainly due to: (1) an increase in total deposits of $577.5 million; (2) an increase in federal funds and securities sold under agreements to repurchase of $277.6 million; (3) an increase in accounts payable and other liabilities of $15.1 million; net of (4) a decrease in advances from FHLB of $20.7 million.

     The Corporation maintains unsecured standby lines of credit with other banks. At September 30, 2002, the Corporation's total unused lines of credit with these banks amounted to approximately $180,000,000 (2001 - $180,000,000). At September 30, 2002, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $128,017,076. At September 30, 2002, the Corporation has available collateral that can be pledged with the FHLB to obtain additional line of credit in the amount of $587,373,917.

     CAPITAL

     Total stockholders' equity as of September 30, 2002 amounted to $744 million, increasing by $141 million from the amount as of December 31, 2001. The increase was mainly the result of earnings for the period ended on September 30, 2002 of $80 million, the issuance of 3,680,000 shares of preferred stock at $89 million, the issuance of 64,500 shares of common stock through the exercise of stock options with proceeds of $1,340,843, the positive fluctuation in the valuation of securities available for sale of $2.6 million, reduced by dividends paid of $31.6 million.

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

     At September 30, 2002 and December 31, 2001, the most recent notification from FDIC, categorized the Corporation as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

     The Corporation's and its banking subsidiary's regulatory capital positions were as follows:

                                                                                       REGULATORY REQUIREMENTS
                                                                            ---------------------------------------------
                                                                                FOR CAPITAL
                                                          ACTUAL             ADEQUACY PURPOSES    TO BE WELL CAPITALIZED
                                                  --------------------      -------------------  ------------------------
                                                   AMOUNT       RATIO        AMOUNT     RATIO       AMOUNT      RATIO
                                                  --------     -------      --------   -------     --------    -------
                                                                          (DOLLARS IN THOUSANDS)
At September 30, 2002
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                               $813,415      15.03%      $432,999      8%       $541,249      10%
      FirstBank                                    740,820      13.73%       431,576      8%        539,470      10%
   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                               $694,738      12.84%      $216,499      4%       $324,749       6%
      FirstBank                                    622,362      11.54%       215,788      4%        323,682       6%
   Tier I Capital (to Average Assets):
      First BanCorp                               $694,738       8.01%      $260,174      3%       $433,623       5%
      FirstBank                                    622,362       7.23%       258,300      3%        430,500       5%

At December 31, 2001
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                               $678,679      14.50%      $374,498      8%       $468,123      10%
      FirstBank                                    590,652      12.75%       370,472      8%        463,090      10%
   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                               $569,255      12.16%      $187,249      4%       $280,874       6%
      FirstBank                                    481,850      10.41%       185,236      4%        277,854       6%
   Tier I Capital (to Average Assets):
      First BanCorp                               $569,255       7.49%      $228,074      3%       $380,124       5%
      FirstBank                                    481,850       6.40%       225,738      3%        376,231       5%

     DIVIDENDS

     During the period ended September 30, 2002, the Corporation declared a quarterly cash dividend of $0.10 per common share representing a 15% increase over the quarterly cash dividend of $0.087 per common share declared for the same period in 2001. Dividends per share were adjusted to retroactively consider the common stock split declared on August 27, 2002. Total dividends declared per common share for the period ended on September 30, 2002 amounted to $12.0 million for an annualized dividend payout ratio of 19.84% as compared to $10.4 million for the period ended September 30, 2001 (or a 20.53% dividend payout ratio). Dividends declared on preferred stock amounted to $19.7 million for the period ended on September 30, 2002 as compared to $11.4 million for the same period last year.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following table presents a detail of the maturities of contractual debt obligations and commitments to extend credit:

                                           Total        Less than 1 year     1-3 years        4-5 year       After 5 years
                                           -----        ----------------     ---------        --------       -------------
Contractual Obligations:
 Federal funds purchased and
  securities sold under agreements
  to repurchase, excluding accrued
  interest                                $3,264,097        $1,189,137        $156,500        $100,000        $1,818,460
 Advances from FHLB                          323,000                            50,000                           273,000
 Subordinated Notes                           84,364                            84,364
                                          ----------        ----------        --------        --------        ----------
Total Contractual Cash Obligations        $3,671,461        $1,189,137        $290,864        $100,000        $2,091,460
                                          ==========        ==========        ========        ========        ==========
Other Commitments:
 Lines of Credit                          $  322,179        $  322,179
 Standby Letters of Credit                    27,526            27,526
 Other Commercial Commitments                706,090           706,090
                                          ----------        ----------
Total Commercial Commitments              $1,055,795        $1,055,795
                                          ==========        ==========

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

     LIQUIDITY

     Liquidity refers to the level of cash and eligible investments readily available to meet loan and investment commitments, potential deposit outflows and debt repayments. The Corporation's liquidity position and liquidity targets are reviewed on a weekly basis by the Asset Liability Management and Investment Committee (ALCO), using measures of liquidity developed by Management.

     The Corporation's principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other financial institutions. The Investment Committee reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as a supplementary source of funding. Commercial paper had also provided additional funding. The Corporation has obtained long-term funding through the issuance of notes and long-term brokered certificates of deposit. The Corporation's principal uses of funds are the origination of loans and investments, and the repayment of maturing deposit accounts and borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income, subject to other goals of Management and within guidelines set forth by the Board of Directors.

     The ALCO is composed of the following officers: the President and CEO, the Senior Executive Vice President and Chief Financial Officer, the Senior Executive Vice President and Chief Lending Officer, the Executive Vice President of Mortgage Banking, the Senior Vice President of Investments and Treasury, and the Economist. The ALCO meets on a weekly basis. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company, including a stock portfolio which amounted to $34 million at September 30, 2002. This Committee meets weekly and has the same membership as the ALCO Committee described previously.

     Committee meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, reviews of liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The ALCO approves funding decisions in the light of the Corporation's overall growth strategies and objectives. On a quarterly basis the ALCO performs a comprehensive asset/liability review, examining the measures of interest rate risk described below together with other matters such as liquidity and capital.

     The overall strategy of Management for controlling interest rate risk has been to fund variable rate mortgage loans and commercial loans primarily through variable rate wholesale funding. Fixed rate loans and investments are funded primarily through retail deposits and fixed rate wholesale funding. These formulas are not rigid, so the matching between assets and liabilities may vary from time to time. The significant decrease in market rates during 2002 has placed the Corporation in an asset sensitive position, due to the acceleration of prepayments on its higher rate, long term mortgage backed securities. Most of these securities were financed with fixed rate, wholesale funding, as explained above. For this reason the Corporation restructured its mortgage backed securities portfolio during the second half of 2002. See related information on page 13 of this report.

The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over one and two year time horizons, assuming gradual upward interest rate movements of 200 basis points and downward movements of 150 basis points over a twelve month period. Simulations are carried out in two ways:

(1) using a balance sheet which is assumed to be at the same levels existing on the simulation date, adjusted for any major transactions shortly after that date, and

(2) using a balance sheet which has growth patterns and strategies similar to those which have occurred in the recent past.

     Assuming a no growth balance sheet as of September 30, 2002, tax equivalent net interest income for the next twelve months would increase by $18.9 million (6.3%) under a rising rate scenario and would decrease by $8.2 million (2.8%) under falling rates.

     The growing balance sheet simulations as of September 30, 2002 indicate that tax equivalent net interest income for the following twelve months would rise by $14.9 million (4.5%) under a rising rate scenario and would decrease by $5.5 million (1.7%) with falling rates.

     These simulations assume gradual upward or downward movements of interest rates over the first year, with the change totaling 200 basis points in an upward direction and 150 basis points in a downward direction at the end of the twelve-month period. The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. All computations are done on a tax equivalent basis, including the effects of the changing cost of funds on the tax-exempt spreads of certain investments. The projections are carried out for First BanCorp on a fully consolidated basis.

     These simulations are highly complex, and they use many simplifying assumptions which are intended to reflect the general behavior of the Corporation over the period in question, but there can be no assurance that actual events will parallel these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Corporation's Management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

     CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                    FIRST BANCORP.
                                                    Name of the Corporation

Date:  November 13, 2002                    By:  /s/ Angel Alvarez-Perez, Esq.
                                                -------------------------------
                                                Angel Alvarez-Perez, Esq.
                                                Chairman, President and Chief
                                                Executive Officer

Date:  November 13, 2002                    By:  /s/ Annie Astor-Carbonell
                                                -------------------------------
                                                Annie Astor-Carbonell
                                                Senior Executive Vice President
                                                and Chief Financial Officer

CERTIFICATIONS

I, Angel Alvarez-Perez, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of First BanCorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    By:   /s/ Angel Alvarez-Perez, Esq.
                                                --------------------------------
                                                     Angel Alvarez-Perez, Esq.
                                                     Chairman, President and
                                                     Chief Executive Officer

CERTIFICATIONS

I, Annie Astor-Carbonell, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of First BanCorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                 By:  /s/ Annie Astor-Carbonell
                                           -------------------------------
                                                 Annie Astor-Carbonell
                                                 Senior Executive Vice President
                                                 and Chief Financial Officer