Form 10-K
period 2002-12-31
FIRST BANCORP /PR/
filed 2003-03-31
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14793

First BanCorp.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0561882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico	00908

(Address of principal office)	(Zip Code)

Registrant’s telephone number, including area code:

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
7.25% Noncumulative Perpetual Monthly Income
Preferred Stock, Series D (Liquidation Preference $25 per share)

Securities registered under Section 12(g) of the Act:

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]                  No [   ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]                  No [   ]

State the aggregate market value of the voting common stock held by nonaffiliates of the Corporation: Approximately $895,105,000 (based on the closing sales price of $25.133 at June 28, 2002 for such shares). Number of shares of Common Stock outstanding as of March 18, 2003:

39,955,285

Documents Incorporated by Reference

(1)  Portions of the Annual Report to security holders for the fiscal year ended December 31, 2002 are incorporated by reference in Part I, II and IV; and (2) Portions of the definite proxy statement filed on/or about March 28, 2003 are incorporated by reference in Part III.

Forward Looking Statements

When used in this Form 10-K or future filings by First BanCorp (First BanCorp or the “Corporation”) with the Securities and Exchange Commission, in the Corporation’s press releases or other public or shareholder communication, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “project”, “believe”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

FIRST BANCORP

PART I

Item 1. Business

GENERAL

     First BanCorp is a publicly owned financial holding company offering a full range of financial services through its wholly owned subsidiaries, FirstBank Puerto Rico (FirstBank) and FirstBank Insurance Agency. First BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. Its insurance subsidiary, FirstBank Insurance Agency, is subject to the supervision, examination and regulation of the Commissioner of Insurance of Puerto Rico.

     Based on total assets, the Corporation is the second largest bank holding company headquartered in the Commonwealth of Puerto Rico and the second depository institution in Puerto Rico. The Corporation had total assets of $9.644 billion, total deposits of $5.483 billion and total stockholders’ equity of $798.4 million at December 31, 2002.

     The Corporation’s wholly owned bank subsidiary, FirstBank, chartered in 1948, was the first savings and loan association established in Puerto Rico. It has been a stockholder-owned institution since January 1987. Effective at the close of business on October 31, 1994, FirstBank converted to a Puerto Rico chartered commercial bank. The Bank is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the Commissioner) and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 43 full-service branches in Puerto Rico and 11 full-service branches in the U.S. and British Virgin Islands. The Bank also has nine loan origination offices focusing on mortgage loans, and two loan origination offices focusing on auto loans. The Bank offers brokerage services in selected branches through an alliance with a national brokerage house in Puerto Rico. FirstBank has four subsidiaries, First Leasing and Rental Corporation, a vehicle and daily rental company with six offices, First Federal Finance Corp. D/B/A Money Express “La Financiera”, a small loan company with 27 offices, FirstBank Insurance Agency V.I., Inc., with one office selling insurance in the U.S. Virgin Islands and First Trade Inc., a trade financing subsidiary with one office in the Virgin Islands and one office in Barbados. The Virgin Islands operations of FirstBank are regulated by the Virgin Islands Banking Board (for the USVI) and by the British Virgin Islands Financial Services Commission (for the BVI).

     In October 2002, the Corporation acquired JPMorgan Chase’s Eastern Caribbean Region business in the U.S. Virgin Islands, British Virgin Islands and Barbados. In addition to branches acquired, this transaction included the acquisition of the assets of the former Chase Trade, Inc., now the aforementioned First Trade, Inc., and of all outstanding shares of the former Chase Agency Services, Inc., now the aforementioned FirstBank Insurance Agency V.I., Inc.

     First BanCorp has distinguished itself by providing innovative marketing strategies and novel products to attract clients. Besides its branches and specialized lending offices, the Corporation has offered a telephone information service called “Telebanco” since 1983. This was the first telebanking service offered in Puerto Rico. First BanCorp clients have access to an extensive ATM network with access all over the world. The Corporation was also the first in Puerto Rico to open on weekends and the first to offer in-store branches to its clients. First BanCorp was also the first banking institution in

Puerto Rico with a presence on the internet. The Corporation now offers a wide menu of internet banking services to its clients.

     First BanCorp is committed to providing the most efficient and cost effective banking services possible. Management’s goal is to make the Corporation the premier financial institution in Puerto Rico and the Virgin Islands, recognized for consistently exceeding the expectations of its clients, employees and stockholders.

     The information under the caption “President’s Letter” on pages 15 to 17 and the information under Note 30 — Segment Information on pages 78 to 80 of the Corporation’s annual report to security holders for the year ended December 31, 2002 are incorporated herein by reference.

WEBSITE ACCESS TO REPORTS

     We made our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website www.firstbankpr.com, (First BanCorp section, Company Filings link), as soon as reasonably practicable after we electronically file such material with, or furnish it to , the SEC.

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

     The Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. In 2000, the Corporation elected this option and is currently a financial holding company. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed.

     The financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act, specifically provides that the following activities have been determined to be “financial in nature”: (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency, Inc. and through FirstBank Insurance Agency V. I., Inc., a subsidiary of FirstBank Puerto Rico.

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

     Limitations on Transactions with Affiliates. Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and by Regulation W, which becomes effective on April 1, 2003. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

     The Gramm-Leach-Bliley Act provides that financial subsidiaries of banks be treated as affiliates for purposes of sections 23A and 23B of the Federal Reserve Act, but provides that (i) the 10% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act, implemented through Regulation “O”, place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital, less goodwill and, with certain exceptions, other intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

     The FDIC’s capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. At December 31, 2002, the most recent notification from FDIC, categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action.

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

     International Banking Act of Puerto Rico (IBE Act). The business and operations of the First BanCorp and FirstBank IBE’s are subject to supervision and regulation by the Commissioner. Under the IBE Act, certain sales, encumbrances, assignments, mergers, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.

     Pursuant to the IBE Act and the IBE Regulations, the First BanCorp and FirstBank IBE’s must maintain books and records of all its transactions in the ordinary course of business. The First BanCorp and FirstBank are also required thereunder to submit to the Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.

     The IBE Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

     Insurance Operations Regulation. FirstBank Insurance Agency, Inc. is registered as an insurance agency with the Commissioner of Insurance of Puerto Rico. FirstBank Insurance Agency, Inc. is subject to regulations issued by the Commissioner of Insurance of Puerto Rico and FDIC relating to, among other things, licensing of employees, sales, solicitation and advertising practices, and consumer protections.

     Community Reinvestment. Under the Community Reinvestment Act (“CRA”), federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low and moderate-income residents, consistent with its safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit and institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and to take such record and rating into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank received a “satisfactory” CRA rating in its most recent examination.

     Recent Legislation. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

     The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	independence requirements for company auditors;

•	certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

•	the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing Form 4s;

•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

•	the formation of a public accounting oversight board; and

•	various increased criminal penalties for violations of securities laws.

     The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment.

     The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges has proposed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

     As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

MARKET AREA AND COMPETITION

     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. According to the latest industry statistics published by the Commissioner, Puerto Rico has 17 banking institutions with approximately $67 billion in assets. The Corporation ranked second based on total assets. The largest bank in order of size was Banco Popular de Puerto Rico. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions on the United States mainland.

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

FINANCIAL CONDITION

     The Corporation’s total assets at December 31, 2002 amounted to $9,644 million, $1,446 million over the $8,198 million at December 31, 2001.

     The following table sets forth the maturity distribution of earning assets at December 31, 2002:

	As of December 31, 2002
	Maturities

		After one year
		through five years		After five years

		Fixed	Variable	Fixed	Variable
	One year	interest	interest	interest	interest
	or less	rates	rates	rates	rates	Total

	(In thousands)
Money market securities	$273,660					$273,660

Investment securities(1)	103,328	$63,138	$59,432	$3,218,492	$10,619	3,455,009

Loans(2):
Residential real estate	61,627	87,219	99,472	817,825	787,925	1,854,068
Construction	27,268	2,126		2,803	226,856	259,053
Commercial and commercial real estate	423,580	58,368	267,497	163,349	1,319,511	2,232,305
Lease financing	3,717	108,539		31,156		143,412
Consumer	429,289	649,459	3,081	52,941	14,242	1,149,012

Total Loans	945,481	905,711	370,050	1,068,074	2,348,534	5,637,850

Total	$1,322,469	$968,849	$429,482	$4,286,566	$2,359,153	$9,366,519

(1)	Equity securities and FHLB stock were included under the “one year or less category”.

(2)	Non-accruing loans were included under the “one year or less category”.

LENDING ACTIVITIES

     At December 31, 2002 First BanCorp’s lending activities include total commercial loans of $2,491 million (44% of total loans), total consumer loans of $1,149 million (20% of total loans), and total residential mortgage loans of $1,854 million (33% of total loans). The Corporation’s portfolio of commercial loans is composed in its majority of asset based financing and commercial real estate loans. Total commercial loans include $814 million in commercial real estate loans and $259 million in construction loans. The consumer loan portfolio consists principally of auto loans, personal loans and credit cards. The portfolio of finance leases of $143 million (3% of total loans), is mostly composed of loans to individuals to finance the acquisition of an auto.

     The following table sets forth the composition of First BanCorp’s total loans at the dates indicated.

	Year ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Residential real estate loans:
Secured by first mortgages:
Conventional	$1,778,046	$955,573	$695,344	$395,885	$237,561
Insured by government agencies:
Federal Housing Administration and Veterans Administration	41,805	25,211	20,004	6,543	8,185
Puerto Rico Housing Corporation and Finance Agency	19,060	23,513	28,037	32,928	38,516
Secured by second mortgages	7,650	8,088	8,964	5,706	4,956

	1,846,561	1,012,385	752,349	441,062	289,218
Deferred net loan fees	(3,247)	(5,107)	(5,557)	(5,293)	(6,848)

Residential real estate loans	1,843,314	1,007,278	746,792	435,769	282,370

Commercial loans:
Construction, land acquisition and land improvements	467,978	413,218	484,986	288,302	161,498
Undisbursed portion of loans in process	(208,925)	(193,822)	(281,031)	(156,234)	(98,535)

Construction loans	259,053	219,396	203,955	132,068	62,963
Commercial loans	1,418,792	1,238,173	947,709	655,417	368,549
Commercial mortgage	813,513	688,922	438,321	371,643	332,219

Commercial loans	2,491,358	2,146,491	1,589,985	1,159,128	763,731

Finance leases	143,412	127,935	122,883	85,692	52,214

Consumer loans:
Personal	424,332	373,706	401,548	435,858	472,716
Auto	565,478	502,902	530,534	532,242	512,116
Boat	53,017	39,570	33,954	37,018	32,209
Credit card	164,172	176,226	174,797	168,045	125,956
Home equity reserve	4,566	1,851	2,134	2,657	3,385
Unearned finance interest	(62,553)	(71,810)	(104,429)	(148,836)	(145,284)

Consumer and other loans	1,149,012	1,022,445	1,038,538	1,026,985	1,001,098

Loans receivable	5,627,096	4,304,149	3,498,198	2,707,574	2,099,413
Loans held for sale	10,754	4,630		37,794	20,642

Total loans	5,637,850	4,308,779	3,498,198	2,745,368	2,120,054
Allowance for loan losses	(111,911)	(91,060)	(76,919)	(71,784)	(67,854)

Total loans-net	$5,525,939	$4,217,719	$3,421,279	$2,673,584	$2,052,200

     The following table sets forth the composition of First BanCorp’s total loan portfolio before the allowance for loan losses and the estimated weighted average taxable equivalent interest rates of loans in each category at December 31, 2002.

	December 31, 2002

		Weighted
	(In thousands)	average rate

Residential real estate loans	$1,854,068	5.43%

Construction loans	259,053	5.13%

Commercial and commercial real estate loans	2,232,305	5.03%

Finance leases	143,412	10.14%

Consumer loans:
Auto	550,697	10.69%
Personal	377,303	16.47%
Credit card	164,172	14.98%
Boat	52,274	8.53%
Home equity reserve loans	4,566	7.45%

Total consumer and other loans	1,149,012	13.13%

Total	$5,637,850	6.95%

Loan Activity

     The following table sets forth certain additional data related to the Corporation’s loan portfolio net of the allowance for loan losses for the dates indicated:

	For the year ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Beginning balance	$4,217,719	$3,421,279	$2,673,584	$2,052,200	$1,901,590

Residential real estate loans originated and purchased	1,045,268	613,698	416,077	216,713	93,552
Commercial loans originated and purchased	581,654	798,038	555,530	623,590	307,009
Finance leases originated	54,750	45,094	65,646	51,618	34,427
Consumer loans originated	431,588	363,582	423,411	515,348	371,333

Total loans originated(1)	2,113,260	1,820,412	1,460,664	1,407,269	806,321
Sales and securitizations of loans	(80,446)	(41,060)		(1,267)
Repayments and prepayments	(635,765)	(897,832)	(646,581)	(719,964)	(559,727)
Other decreases(2)	(88,829)	(85,080)	(66,388)	(64,654)	(95,984)

Net increase	1,308,220	796,440	747,695	621,384	150,610

Ending balance	$5,525,939	$4,217,719	$3,421,279	$2,673,584	$2,052,200

Percentage increase	31.02%	23.28%	27.97%	30.28%	7.92%

(1)	Loan origination includes $435 million acquired from JP Morgan Chase VI operations together with the assumption of $557 million in deposits.

(2)	Includes the change in the allowance for loan losses and cancellation of loans due to the repossession of the collateral.

INVESTMENT ACTIVITIES

     The Corporation’s investments are managed by the Treasury and Investment Division, under the supervision of the Senior Vice President, Treasury and Investments, who reports to the Corporation’s Senior Executive Vice President and Chief Financial Officer. Investment policy for the holding company is set by the Corporation’s Investment Committee, which includes the President and Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, the Executive Vice President for Retail and Mortgage Banking, the Senior Vice President for Treasury and Investments, and the Economist. Significant investment transactions are reported to the Investment Committee.

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

	Weighted
	average
	rates at
	December31,	December 31,

	2002	2002	2001	2000

		(Dollars in thousands)
Non-interest bearing checking accounts		$447,076	$239,851	$232,164
Saving accounts	1.82%	921,103	469,452	430,298
Interest bearing checking accounts	1.70%	230,743	205,760	170,631
Certificate accounts	2.83%	3,883,996	3,183,491	2,512,891

Total		$5,482,918	$4,098,554	$3,345,984

Weighted average rate on interest bearing deposits	2.58%
Total deposits as a percentage of total assets		56.85%	50.00%	56.52%

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

     The following table presents a maturity summary of certificates of deposits with balances of $100,000 or more at December 31, 2002.

(In thousands)

Three months or less	$514,811
Over three months to six months	169,814
Over six months to one year	70,902
Over one year	2,624,222

Total	$3,379,749

Borrowings

     The following table presents the amount and weighted average interest rates of borrowings as of each date indicated in the categories set forth below.

	Weighted average
	rates at December 31,	December 31,

	2002	2002	2001	2000

		(Dollars in thousands)
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	3.82%	$2,793,540	$2,997,174	$1,856,436
FHLB advances	4.34%	373,000	343,700	67,000
Subordinated notes	8.04%	82,815	84,362	90,548
Notes payable				55,500

Total	3.98%	$3,249,355	$3,425,236	$2,069,484

Total borrowed funds as a percentage of total assets		33.69%	41.65%	34.87%
Weighted average interest rate during the period:
Securities sold under agreements to repurchase		4.21%	4.90%	6.23%

CAPITAL

     At December 31, 2002, total stockholders’ equity for the Corporation amounted to $798 million, an increase of $195 million as compared to $603 million at December 31, 2001. During 2002 First BanCorp issued $92 million of preferred stock.

Employees

     At December 31, 2002, the Corporation employed 1,973 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employees’ relations to be good.

Item 2. Properties

     At December 31, 2002, First BanCorp owned the following three main offices located in Puerto Rico:

Main offices:

1.	Headquarters Offices – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 61% of the building and an underground three levels parking lot are owned by the Corporation.

2.	EDP & Operations Center – A five story structure located at 1506 Ponce de León Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

3.	Consumer Lending Center – A three story building with a three levels parking lot located at 876 Muñoz Rivera Avenue, corner Jesús T. Piñero Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.

     In addition, the Corporation owned 14 branch and office premises and an auto lot. The Corporation leased 40 branch premises, 28 loan and office centers and six other facilities. All these premises are located in Puerto Rico and in the Eastern Caribbean Region. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

Item 3. Legal Proceedings

     The information required herein is incorporated by reference from page 80 of the annual report to security holders for the year ended December 31, 2002 (see Exhibit 13 to this Form 10-K).

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were voted upon during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     a) Market Information

     The information required herein is incorporated by reference from page 47 of the annual report to security holders for the year ended December 31, 2002.

     b) Holders

     The information required herein is incorporated by reference from page 47 of the annual report to security holders for the year ended December 31, 2002.

     c) Dividends

     The Corporation has a policy providing for the payment of quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.10 per share for each quarter of 2002, $0.09 per share for each quarter of 2001 and $0.07 per share for each quarter of 2000.

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

Item 6. Selected Financial Data

     The information required herein is incorporated by reference from page 8 through 9 of the annual report to security holders for the year ended December 31, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from page 28 through 47 of the annual report to security holders for the year ended December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required herein is incorporated by reference from page 44 through 45 of the annual report to security holders for the year ended December 31, 2002.

Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference from page 49 through 82 of the annual report to security holders for the year ended December 31, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors, Executive Officers and Control Persons of the Registrant

     The information required herein is incorporated by reference to the information under the captions “Information with respect to nominees for directors of the Company, directors whose terms continue and executive officers of the Company” and “Section 16(a) Compliance” in the Corporation’s definite proxy statement filed on/or about March 28, 2003.

Item 11. Executive Compensation

     The information required herein is incorporated by reference to the information under the captions “Compensation of Directors”, “Compensation of Executive Officers”, “Stock Options Plans”, “Options/Grants in Last Fiscal Year”, “Aggregate Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options Values”, “Employment Agreements”, “Defined Contributions Retirement Plan”, “Report of the Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, “Other Employment Benefits”, “Deferred Compensation Plan” and “Performance of Common Stock” in the definite proxy statement filed on/or about March 28, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required herein is incorporated by reference to the information under the caption “Beneficial Ownership of Securities” in the Corporation’s definite proxy statement filed on/or about March 28, 2003.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to the information under the caption “Business Transactions Between the Company and its Subsidiaries and Executive Officers and Directors” in the Corporation’s definite proxy statement filed on or about March 28, 2003.

Item 14. Controls and Procedures

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of First BanCorp Management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The following financial statements are included in Item 8 thereof:

- Report of Independent Accountants

- Consolidated Statements of Financial Condition at December 31, 2002 and 2001.

- Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2002.

- Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2002.

- Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2002.

- Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2002.

- Notes to Consolidated Financial Statements.

(2)	Financial statement schedules.

None.

(3)	Exhibits

The exhibits listed on the Exhibits Index on section (c) below are filed herewith or are incorporated herein by reference.

(b)	Reports on Form 8-K.

On January 17, 2003, the Corporation filed a Form 8-K.

(c)	See Index to Exhibits on page 24 for the exhibits filed as a part of this Form 10-K.

(d)	Financial data schedules

Schedules are omitted because they are not applicable.

Index to Exhibits

No.	Exhibit

3.1	Certificate of Incorporation	(1)
3.2	By-Laws	(1)
4.0	Form of Common Stock Certificate	(1)
10.1	FirstBank’s 1987 Stock Option Plan	(2)
10.2	FirstBank’s 1997 Stock Option Plan	(2)
10.3	Employment Agreements	(2)
11.0	Statement Report to Shareholders for fiscal year ended December 31, 2002.	(3)
13.0	Annual Report to shareholders for fiscal year ended December 31, 2002.	—
21.0	List of subsidiaries (direct and indirect)	—
99.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—
99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—

(1)	Incorporated by reference from Registration statement on Form-S-4 filed by the Corporation on April 15, 1998.

(2)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(3)	Information is included on page 63 of the Corporation’s annual report to security holders and is incorporated by reference herein (See Exhibit 13.0).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCORP

By: /s/ Angel Alvarez-Pérez Angel Alvarez-Pérez, Esq Chairman President and Chief Executive Officer	Date: 03/25/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Angel Alvarez-Pérez Angel Alvarez-Pérez, Esq. Chairman President and Chief Executive Officer	Date: 03/25/03

/s/ Annie Astor-Carbonell Annie Astor-Carbonell, Director Senior Executive Vice President and Chief Financial Officer	Date: 03/25/03

/s/ José Julián Alvarez-Bracero José Julián Alvarez-Bracero, Director	Date: 03/25/03

/s/ Rafael Bouet-Souffront Rafael Bouet-Souffront, Director	Date: 03/25/03

/s/ Jorge L. Díaz Jorge L. Díaz, Director	Date: 03/25/03

/s/ Héctor M. Nevares Héctor M. Nevares, Director	Date: 03/25/03

/s/ Juan Acosta-Reboyras Juan Acosta-Reboyras, Director	Date: 03/25/03

/s/ José Teixidor José Teixidor, Director	Date: 03/25/03

/s/ José L. Ferrer-Canals José L. Ferrer-Canals, Director	Date: 03/25/03

/s/ Laura Villarino-Tur Laura Villarino-Tur Senior Vice President and Controller	Date: 03/25/03

CERTIFICATIONS

I, Angel Alvarez-Pérez, certify that:

1.	I have reviewed this Annual Report on Form 10-K of First BanCorp;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/25/03	By:	/s/ Angel Alvarez-Pérez Angel Alvarez-Pérez, Esq. Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Annie Astor-Carbonell, certify that:

1.	I have reviewed this Annual Report on Form 10-K of First BanCorp;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/25/03	By:	/s/ Annie Astor-Carbonell Annie Astor-Carbonell Senior Executive Vice President and Chief Financial Officer