Form 10-Q
period 2003-03-31
FIRST BANCORP /PR/
filed 2003-05-15
CIK 1057706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the Quarter ended                              Commission File No. 001-14793
MARCH 31, 2003

                                 FIRST BANCORP.
                                 --------------
             (Exact name of registrant as specified in its charter)

                PUERTO RICO                                 66-0561882
--------------------------------------------            ------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

1519 PONCE DE LEON AVENUE, STOP 23
        SANTURCE, PUERTO RICO                                 00908
-----------------------------------------               ---------------------
       (Address of principal office)                        (Zip Code)

                  Registrant's telephone number, including area code:

                                 (787) 729-8200

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]   No [ ]

Number of shares of the registrant's common stock outstanding as of May 9, 2003

                                   40,005,535

                                    CONTENTS

                                                                                              PAGE
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements:
              Unaudited Consolidated Statements of Financial Condition                          3
              Unaudited Consolidated Statements of Income                                       4
              Unaudited Consolidated Statements of Cash Flows                                   5
              Unaudited Consolidated Statements of Changes in Stockholders' Equity              6
              Unaudited Consolidated Statements of Comprehensive Income                         7
              Notes to Consolidated Financial Statements                                        8
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                        20
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       34
     Item 4.  Controls and Procedures                                                          35

PART II. OTHER INFORMATION
     Item 1.  Legal Proceedings                                                                36
     Item 2.  Changes in Securities                                                            36
     Item 3.  Defaults Upon Senior Securities                                                  36
     Item 4.  Submission of Matters to a Vote of Security Holders                              36
     Item 5.  Other Information                                                                37
     Item 6.  Exhibits and Report on Form 8-K                                                  37

SIGNATURES                                                                                     38

CERTIFICATIONS                                                                                 39

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

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                      MARCH 31, 2003     DECEMBER 31, 2002
                                                                      ---------------    -----------------
ASSETS
Cash and due from banks                                               $    76,752,220    $     108,305,943
                                                                      ---------------    -----------------
Money market instruments, including $602,642,186
    (2002-$222,992,538) pledged that can be repledged                     715,782,557          273,659,553
                                                                      ---------------    -----------------
Investment securities available for sale, at market:
    Securities pledged that can be repledged                            1,495,478,031        2,379,786,252
    Other investment securities                                           286,159,478          336,987,292
                                                                      ---------------    -----------------
        Total investment securities available for sale                  1,781,637,509        2,716,773,544
                                                                      ---------------    -----------------
Investment securities held to maturity, at cost:
    Securities pledged that can be repledged                              424,948,681          541,047,654
    Other investment securities                                           117,235,410          161,558,730
                                                                      ---------------    -----------------
        Total investment securities held to maturity                      542,184,091          702,606,384
                                                                      ---------------    -----------------
Federal Home Loan Bank (FHLB) stock                                        35,629,500           35,629,500
                                                                      ---------------    -----------------
Loans, net of allowance for loan losses of $117,887,069
    (2002 - $111,911,470)                                               5,807,656,384        5,515,185,610
Loans held for sale, at lower of cost or market                             7,226,728           10,753,585
                                                                      ---------------    -----------------
        Total loans                                                     5,814,883,112        5,525,939,195
                                                                      ---------------    -----------------
Other real estate owned                                                     2,587,669            2,938,249
Premises and equipment, net                                                83,318,567           87,595,569
Accrued interest receivable                                                34,365,322           39,282,010
Due from customers on acceptances                                             223,242              304,346
Receivable from unsettled investment trades                               522,338,194
Other assets                                                              157,642,895          150,818,003
                                                                      ---------------    -----------------
        Total assets                                                  $ 9,767,344,878    $   9,643,852,296
                                                                      ===============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Non-interest bearing deposits                                     $   460,443,624    $     447,076,347
    Interest bearing deposits                                           4,866,327,313        5,035,841,381
    Federal funds purchased and securities
     sold under agreements to repurchase                                2,788,463,332        2,793,539,832
    Advances from FHLB                                                    623,000,000          373,000,000
    Bank acceptances outstanding                                              223,242              304,346
    Accounts payable and other liabilities                                116,637,500          112,851,285
                                                                      ---------------    -----------------
                                                                        8,855,095,011        8,762,613,191
                                                                      ---------------    -----------------
    Subordinated notes                                                     82,815,938           82,815,105
                                                                      ----------------   -----------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, authorized 50,000,000 shares; issued and
        outstanding 14,420,000 shares at $25 liquidation
        value per share                                                   360,500,000          360,500,000
                                                                      ---------------    -----------------
    Common stock, $1 par value, authorized 250,000,000
        shares; issued 44,876,185 shares (2002-44,875,435)                 44,876,185           44,875,435
    Less: Treasury stock (at par value)                                    (4,920,900)          (4,920,900)
                                                                      ---------------    -----------------
    Common stock outstanding                                               39,955,285           39,954,535
                                                                      ---------------    -----------------
    Additional paid-in capital                                                  9,062
    Capital reserve                                                        70,000,000           70,000,000
    Legal surplus                                                         149,345,178          149,345,178
    Retained earnings                                                     170,525,339          145,243,124
    Accumulated other comprehensive income, net of tax of
      $1,107,773 (2002-$11,127,054)                                        39,099,065           33,381,163
                                                                      ---------------    -----------------
                                                                          829,433,929          798,424,000
                                                                      ---------------    -----------------
        Total liabilities and stockholders' equity                    $ 9,767,344,878    $   9,643,852,296
                                                                      ===============    =================

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                      ------------------------------------
                                                                         MARCH 31,           MARCH 31,
                                                                           2003                2002
                                                                      ---------------    -----------------
INTEREST INCOME:
   Loans                                                              $    93,955,135    $      83,494,479
   Investments                                                             38,462,347           52,968,096
   Dividends on FHLB stock                                                    501,117              253,288
                                                                      ---------------    -----------------
Total interest income                                                     132,918,599          136,715,863
                                                                      ---------------    -----------------

INTEREST EXPENSE:
   Deposits                                                                28,939,717           32,543,519
   Short term borrowings                                                   29,878,164           33,206,014
   Long term borrowings                                                     1,663,972            1,695,111
                                                                      ---------------    -----------------
 Total interest expense                                                    60,481,853           67,444,644
                                                                      ---------------    -----------------
 Net interest income                                                       72,436,746           69,271,219
                                                                      ---------------    -----------------

PROVISION FOR LOAN LOSSES                                                  16,563,900           19,800,499
                                                                      ---------------    -----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        55,872,846           49,470,720
                                                                      ---------------    -----------------

OTHER INCOME:
   Service charges on deposit accounts                                      2,575,017            2,478,104
   Other fees on loans                                                      5,005,783            5,262,695
   Mortgage banking activities                                                358,687              481,504
   Net gain on sales of investments                                        13,686,347              827,847
   Derivative income                                                          563,807
   Other operating income                                                   3,982,238            3,440,620
                                                                      ---------------    -----------------
 Total other income                                                        26,171,879           12,490,770
                                                                      ---------------    -----------------

OTHER OPERATING EXPENSES:
   Employees' compensation and benefits                                    18,210,082           14,379,985
   Occupancy and equipment                                                  8,883,836            6,827,228
   Business promotion                                                       2,716,601            2,642,857
   Taxes, other than income taxes                                           1,747,916            1,642,830
   Insurance                                                                  937,175              637,565
   Other                                                                    6,974,851            5,718,153
                                                                      ---------------    -----------------
 Total other operating expenses                                            39,470,461           31,848,618
                                                                      ---------------    -----------------

INCOME BEFORE INCOME TAX PROVISION                                         42,574,264           30,112,872
INCOME TAX PROVISION                                                        6,145,968            4,463,354
                                                                      ---------------    -----------------
NET INCOME                                                            $    36,428,296    $      25,649,518
                                                                      ===============    =================

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                           $    29,677,297    $      19,496,241
                                                                      ===============    =================

NET INCOME PER COMMON SHARE BASIC                                     $          0.74    $            0.49
                                                                      ===============    =================

NET INCOME PER COMMON SHARE DILUTED                                   $          0.73    $            0.49
                                                                      ===============    =================

DIVIDENDS DECLARED PER COMMON SHARE                                   $          0.11    $            0.10
                                                                      ===============    =================

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS              THREE MONTHS
                                                                                   ENDED                     ENDED
                                                                               MARCH 31, 2003           MARCH 31, 2002
                                                                              ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $    36,428,296           $    25,649,518
                                                                              ---------------           ---------------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation                                                                    3,819,828                 3,032,400
    Core deposit intangible amortization                                              599,155                   229,815
    Provision for loan losses                                                      16,563,900                19,800,499
    Deferred income tax asset benefit                                              (4,568,672)               (4,711,069)
    Gain on sale of investments, net                                              (13,686,347)                 (827,847)
    Derivative income                                                                (563,807)
    Gain on sale of loans                                                            (331,581)                 (413,906)
    Increase in accrued income tax payable                                          9,383,174                 7,990,998
    Decrease (increase) in accrued interest receivable                              3,197,260                  (391,124)
    Increase (decrease) in accrued interest payable                                 1,440,747                  (234,342)
    Amortization of deferred net loan cost (fees)                                     150,781                  (380,201)
    Net originations of loans held for sale                                        (7,226,728)                1,000,660
    Decrease in other assets                                                       12,977,470                 5,001,640
    (Decrease) increase in other liabilities                                      (10,280,946)                5,290,678
                                                                              ---------------           ---------------
    Total adjustments                                                              11,474,234                35,388,201
                                                                              ---------------           ---------------
    Net cash provided by operating activities                                      47,902,530                61,037,719
                                                                              ---------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans                                                    337,135,371               229,770,953
  Loans originated                                                               (366,521,191)             (242,950,493)
  Purchase of loans                                                              (286,548,000)             (108,164,420)
  Proceeds from sale of loans                                                      10,858,809                13,244,012
  Proceeds from sale of investments securities                                    211,352,910                32,339,811
  Purchase of securities held to maturity                                      (3,687,503,431)           (1,272,889,767)
  Purchase of securities available for sale                                       (55,846,602)           (6,697,672,750)
  Principal repayments and maturities of securities held to maturity            3,848,025,728               765,561,640
  Principal repayments of securities available for sale                           279,190,004             6,945,918,714
  Sales (additions) to premises and equipment - net                                   457,174                (2,733,751)
  Purchase of FHLB stock                                                                                    (12,738,900)
                                                                              ---------------           ---------------

  Net cash  provided in investing activities                                      290,600,772              (350,314,951)
                                                                              ---------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                            (162,213,480)              409,076,537
  Net decrease in federal funds purchased and securities
    sold under repurchase agreements                                               (4,584,272)             (188,170,358)
  FHLB advances paid/taken                                                        250,000,000               (20,700,000)
  Dividends                                                                       (11,146,081)              (10,139,071)
  Exercise of stock options                                                             9,812
  Issuance of preferred stock                                                                                88,906,000
                                                                              ---------------           ---------------
  Net cash provided by financing activities                                        72,065,979               278,973,108
                                                                              ---------------           ---------------
  Net increase (decrease) in cash and cash equivalents                            410,569,281               (10,304,124)
  Cash and cash equivalents at beginning of period                                381,965,496                94,463,118
                                                                              ---------------           ---------------
  Cash and cash equivalents at end of period                                  $   792,534,777           $    84,158,994
                                                                              ===============           ===============
Cash and cash equivalents include:
   Cash and due from banks                                                    $    76,752,220           $    51,150,620
   Money market instruments                                                       715,782,557                33,008,374
                                                                              ---------------           ---------------
                                                                              $   792,534,777           $    84,158,994
                                                                              ===============           ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                                  $    59,041,106           $    67,678,987


The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                      ACCUMULATED
                                                             ADDITIONAL                                                  OTHER
                                PREFERRED       COMMON        PAID-IN       CAPITAL         LEGAL        RETAINED     COMPREHENSIVE
                                  STOCK         STOCK         CAPITAL       RESERVE        SURPLUS       EARNINGS     INCOME (LOSS)
                              ------------   -----------    -----------   -----------   ------------   ------------   -------------
DECEMBER 31, 2001             $268,500,000   $26,571,952    $14,214,877   $60,000,000   $136,792,514   $103,132,913   $  (6,293,354)

Net income                                                                                              107,956,351
Other comprehensive income                                                                                               39,674,517
Issuance of preferred stock     92,000,000                   (3,094,000)
Addition to legal surplus                                                                 12,552,664    (12,552,664)
Addition to capital reserve                                                10,000,000                   (10,000,000)
Stock options exercised                           64,500      1,276,343
Common stock split on
  September 30, 2002                          13,318,083    (12,397,220)                                   (920,863)
Cash dividends:
    Common stock                                                                                        (15,966,339)
    Preferred stock                                                                                     (26,406,274)
                              ------------   -----------    -----------   -----------   ------------   ------------   -------------
DECEMBER 31, 2002             $360,500,000   $39,954,535    $         -   $70,000,000   $149,345,178   $145,243,124   $  33,381,163
                              ============   ===========    ===========   ===========   ============   ============   =============

Net income                                                                                               36,428,296
Other comprehensive income                                                                                                5,717,902
Stock options exercised                              750          9,062
Cash dividends:
    Common stock                                                                                         (4,395,082)
    Preferred stock                                                                                      (6,750,999)
                              ------------   -----------    -----------   -----------   ------------   ------------   -------------
MARCH 31, 2003                $360,500,000   $39,955,285    $     9,062   $70,000,000   $149,345,178   $170,525,339   $  39,099,065
                              ============   ===========    ===========   ===========   ============   ============   =============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                     -----------------------------
                                                                       MARCH 31,        MARCH 31,
                                                                         2003             2002
                                                                     ------------     ------------
Net income                                                           $ 36,428,296     $ 25,649,518
                                                                     ------------     ------------

Other comprehensive income, net of tax:
Unrealized gain (losses) on securities:
      Unrealized holding gains (losses)
          arising during the period                                     9,477,765      (18,485,749)
      Less: Reclassification adjustment
          for gains included in net income                            (13,686,347)        (827,847)
Unrealized (loss) gain on fair value hedge of
          available for-sale security
          attributable to credit risk                                    (92,797)        1,159,385
Income tax benefit related to items of other
          comprehensive income                                         10,019,281        4,538,553
                                                                     ------------     ------------

Other comprehensive income (loss)                                       5,717,902      (13,615,658)
                                                                     ------------     ------------

Comprehensive income                                                 $ 42,146,198     $ 12,033,860
                                                                     ============     ============

The accompanying notes are an integral part of these statements.

                                  FIRST BANCORP

               PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America ("GAAP").

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related consolidated statements of income, cash flows, changes in stockholders' equity and comprehensive income include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation's financial position at March 31, 2003, and the results of operations and the cash flows for the three month period ended on March 31, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading.

         The results of operations for the three-month period ended on March 31, 2003, are not necessarily indicative of the results to be expected for the entire year. For further information refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation's Annual Report on Form 10-K.

NATURE OF BUSINESS

         First BanCorp (the Corporation) is a financial holding company offering a full range of financial services. First BanCorp also offers insurance services through its wholly-owned insurance subsidiary, the FirstBank Insurance Agency. The Corporation is subject to the Federal Bank Holding Company Act and its insurance subsidiary is subject to the supervision, examination and regulation of the Commissioner of Insurance of Puerto Rico.

         FirstBank Puerto Rico (FirstBank or the Bank), the Corporation's wholly-owned bank subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 43 full-service banking branches in Puerto Rico and 11 in the U.S. and British Virgin Islands. It has 11 loan origination offices in Puerto Rico focusing on consumer loans and residential mortgage loans. The Bank, through wholly-owned subsidiaries, operates 33 offices in Puerto Rico specializing in small personal loans, finance leases, and vehicle rental, one office that sells insurance in the U.S. Virgin Islands, and two offices in the U.S. Virgin Islands and Barbados specializing in foreign sales corporation management. The Bank offers brokerage services in selected branches through an alliance with a national brokerage house in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). The Virgin Islands operations of FirstBank are regulated by the Virgin Islands Banking Board (for the USVI) and by the British Virgin Islands Financial Services Commission (for the BVI).

CRITICAL ACCOUNTING POLICIES AND PRACTICES

         The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America. The reported amounts are based on judgments, estimates and assumptions made by Management that affect the recorded assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, if different assumptions or conditions prevail. The Corporation believes that of its significant accounting policies, the following involve a higher degree of judgment:

         INVESTMENTS

         The Corporation classifies its investments in debt and equity securities into held to maturity and available for sale securities. Available for sale securities are carried at fair value, with unrealized holding gains and losses, net of deferred tax effects, reported in other comprehensive income as a separate component of stockholders' equity. The fair values of these securities were calculated based on quoted market prices and dealer quotes. Changes in the assumptions used in calculating the fair values could affect the reported valuations.

         EVALUATION FOR OTHER-THAN-TEMPORARY IMPAIRMENTS ON AVAILABLE FOR SALE AND HELD TO MATURITY SECURITIES

         The Corporation evaluates its investment securities for impairment. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Corporation's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Corporation also considers, among other factors, the investees repayment ability on its bond obligations and its cash and capital generation ability.

         ALLOWANCE FOR LOAN LOSSES

         The Corporation maintains the allowance for loan losses at a level that Management considers adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. Groups of small balance, homogeneous loans are collectively evaluated for impairment. The portfolios of consumer loans, auto loans and finance leases are considered homogeneous and are evaluated collectively for impairment. In determining probable losses for each category of homogeneous pools of loans, Management uses historical information about loan losses over several periods of time that reflect varying economic conditions and adjusts such historical data based on the current conditions, considering information and trends on charge-offs, non-accrual loans and delinquencies. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Accordingly, the measurement of impairment for loans evaluated individually involves assumptions by Management as to the amount and timing of cash flows to be recovered and of appropriate discount rates. When the loans are collateral dependent, Management generally obtains an independent appraisal. Those appraisals also involve estimates of future cash flows and appropriate discount rates or adjustments to comparable properties in determining fair values.

         The Corporation's primary lending area is Puerto Rico. The Corporation's subsidiary Bank also lends in the Eastern Caribbean Region market. At March 31, 2003, there is no significant concentration of credit risk in any specific industry.

         INCOME TAXES

         The Corporation is routinely subject to examinations from governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Corporation to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that Management's assumptions were inappropriate; the result could have a material effect on the Corporation's results of operations.

         NEW ACCOUNTING PRONOUNCEMENTS

         During 2003 the Financial Accounting Standards Board (FASB) issued the following financial accounting pronouncements:

         FASB Interpretation (FIN) No. 46 - On January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which entities should be consolidated. The application of this interpretation is required in all financial statements initially issued after January 31, 2003. The adoption of FIN No. 46 did not have any impact in the Corporation's financial condition or results of operations.

         Statement of Financial Accounting Standards (SFAS) No. 149 - On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The Corporation will evaluate the effect of this statement on its financial condition and results of operations.

2 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

INTEREST RATE RISK MANAGEMENT

         The operations of the Corporation are subject to interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in different amounts. As part of the interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under the interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps are recorded as an adjustment to interest expense on deposit accounts or interest income on investment accounts.

         At March 31, 2003, interest rate swap agreements with an aggregate notional amount of $1.8 billion under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate brokered certificates of deposit. The interest rate swap agreements are reflected at their fair value in the Corporation's consolidated statement of financial condition. These interest rate swap agreements had a gross unrealized gain of $22,704,817 and gross unrealized loss of $6,839,364, at March 31, 2003 (December 31, 2002-a gross unrealized gain of $27,021,907 and a gross unrealized loss of $3,698,445), which are included in the Other Assets and Other Liabilities categories, respectively. The corresponding net gain of $15,865,453 (December 31, 2002-$23,323,462) is included in certificates of deposit balance. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statements of income nor on comprehensive income.

         Interest rate swaps under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value attributable to market interest rates of fixed rate corporate bonds classified as available for sale. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation's consolidated statement of financial condition. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income. Interest rate swaps with an aggregate notional principal balance of $25 million had an unrealized loss of $1,610,065 at March 31, 2003 (an unrealized loss of $1,517,268 at December 31, 2002); attributable to credit risk which was recorded in accumulated other comprehensive income net of income tax.

         The Corporation has interest rate swaps with an aggregate notional principal balance of $53.2 million that do not qualify for hedge accounting. An unrealized gain of $563,807 was recorded to reflect changes in the fair value of these derivatives in the Other Income section of the consolidated statement of income as "Derivative income". As of March 31, 2003, the fair value of these swaps amounted to a loss of $3,959,118.

3 - STOCKHOLDERS' EQUITY

COMMON STOCK

Authorized common shares at March 31, 2003 and December 31, 2002 were 250,000,000 with a par value of $1. At March 31, 2003, the Corporation had 39,955,285 shares issued and outstanding of common stock (December 31, 2002-39,954,535).

PREFERRED STOCK

         The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation's option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation issued 3,680,000 shares of preferred stock in 2002; 4,140,000 shares in 2001; 3,000,000 shares in 2000; and 3,600,000 shares in 1999. The liquidation value per share is $25. Annual dividends of $1.8125 per share (issuance of 2002), of $1.85 per share (issuance of 2001), of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors.

4 - EARNINGS PER COMMON SHARE

         The calculations of earnings per common share for the three-month periods ended on March 31, 2003 and 2002 are as follows:

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    2003           2002
                                                                    ----           ----
                                                           (In thousands, except per share data)
Net income                                                      $    36,428     $   25,650

Dividends on preferred stock                                         (6,751)        (6,154)
                                                                -----------     ----------

Net income available to common stockholders                     $    29,677     $   19,496
                                                                ===========     ==========

EARNINGS PER COMMON SHARE BASIC:

Weighted average common shares outstanding                           39,955         39,858
                                                                ===========     ==========

Earnings per common share basic                                 $      0.74     $     0.49
                                                                ===========     ==========

EARNINGS PER COMMON SHARE DILUTED:

    Weighted average common shares and share equivalents:
    Average common shares outstanding                                39,955         39,858
    Common stock equivalents - Options                                  773            420
                                                                -----------     ----------
            Total                                                    40,728         40,278
                                                                ===========     ==========

Earnings per common share diluted                               $      0.73     $     0.49
                                                                ===========     ==========

         Stock options outstanding under the Corporation's stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the quarter ended on March 31, 2003, 380,000 stock options were not included in the computation of outstanding shares because they were antidilutive. For the quarter ended on March 31, 2002, all options outstanding during the period were included in the computation of outstanding shares.

         The Corporation accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

         During the three-month periods ended on March 31, 2003 and March 31, 2002, the Corporation granted 360,000 and 522,750 options, respectively, to buy shares of the Corporation's common stock. Each option granted has an exercise price of $25.63 and $18.69, respectively, which equaled the quoted market price of the stock at the grant date, therefore, no compensation cost was recognized on the options granted.

         The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation granted during the first quarter of 2003 and 2002.

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------------
                                                                    2003                     2002
                                                                ------------              -----------
                                                               (In thousands, except per share data)
Pro forma information:
Employees' compensation and benefits                            $     21,069              $    16,435
Net income available to common stockholders                     $     26,818              $    17,442
Earnings per common share basic                                 $       0.67              $      0.44
Earnings per common share diluted                               $       0.66              $      0.43

Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation's common stock. The fair value of each option granted during the first quarters of 2003 and 2002 was estimated using the following assumptions: dividend yield of 1.72% (2002-2.98%); expected life of 3.29 years (2002- 3.29 years); expected volatility of 46.05% (2002- 31.23%); and risk-free interest rate of 2.092% (2002-3.72%). The estimated fair value of the options granted was $7.94 (2002- $3.93) per option.

5 - INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and final maturities of investment securities available for sale and investment securities held to maturity at March 31, 2003 and December 31, 2002 were as follows:

 INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                   March 31, 2003
                              -----------------------------------------------------
                                                  Gross
                                               Unrealized                  Weighted
                               Amortized   ------------------    Market     average
                                 cost       gains     losses    value      yield%
                              ----------   --------  --------  ----------  --------
                                               (Dollars in thousands)
Obligations of  U.S.
 Government Agencies:
     After 1 to 5 years       $      500                       $      500     3.86
     After 5 to 10 years             750   $     10                   760     5.60
     After 10 years               10,988        118                11,106     7.76
Puerto Rico Government
 Obligations:
     After 5 to 10 years           5,074        381                 5,453     6.28
     After 10 years                5,679        389                 6,070     6.30
                              ----------   --------  --------  ----------
United States and
 Puerto Rico Government
 Obligations                  $   22,991   $    898            $   23,889     6.92
                              ==========   ========  ========  ==========

Mortgage Backed Securities:
 FHLMC certificates:
     Within 1  year           $        1                       $        1     2.40
     After 1 to 5 years            1,039   $     60                 1,099     6.72
     After 5 to 10 years           7,824        561                 8,385     7.35
     After 10 years                5,788        341                 6,129     6.86
                              ----------   --------  --------  ----------
                                  14,652        962                15,614     7.11
                              ----------   --------  --------  ----------
GNMA certificates:
     After 5 to 10 years           3,199        152                 3,351     6.37
     After 10 years              342,494      7,592               350,086     5.09
                              ----------   --------  --------  ----------
                                 345,693      7,744               353,437     5.10
                              ----------   --------  --------  ----------
FNMA certificates:
     Within 1 year                    16                               16     5.92
     After 1 to 5 years                4                                4     7.65
     After 5 to 10 years             695         45                   740     7.67
     After 10 years            1,178,659     26,179             1,204,838     4.89
                              ----------   --------  --------  ----------
                               1,179,374     26,224             1,205,598     4.89
                              ----------   --------  --------  ----------
Mortgage pass through
 certificates:
     After 10 years                1,007         36                 1,043     7.23
                              ----------   --------  --------  ----------
Mortgage Backed
 Securities                   $1,540,726   $ 34,966            $1,575,692     4.96
                              ==========   ========  ========  ==========

Corporate Bonds:
     Within 1 year            $      982   $     33            $    1,015     7.84
     After 1 to 5 years           85,820      1,719  $  1,281      86,258     7.05
     After 5 to 10 years          56,486        803     1,576      55,713     7.15
                              ----------   --------  --------  ----------
Corporate bonds               $  143,288   $  2,555  $  2,857  $  142,986     7.10
                              ==========   ========  ========  ==========

Equity securities (without
  contractual maturity)       $   32,817   $  8,990  $  2,736  $   39,071     2.07
                              ==========   ========  ========  ==========

Total Investment Securities
Available for Sale            $1,739,822   $ 47,409  $  5,593  $1,781,638     5.11
                              ==========   ========  ========  ==========

                                               December 31, 2002
                               -----------------------------------------------------
                                                   Gross
                                                Unrealized                  Weighted
                                Amortized   ------------------    Market     average
                                  cost       gains     losses     value      yield%
                               ----------   --------  --------  ----------  --------
                                               (Dollars in thousands)
Obligations of  U.S.
 Government Agencies:
     After 1 to 5 years        $      500  $      3           $      503    3.87
     After 5 to 10 years              750        17                  767    5.60
     After 10 years                15,568       480               16,048    7.69
Puerto Rico Government
 Obligations:
     After 5 to 10 years            4,999       375                5,374    6.27
     After 10 years                 5,679       401                6,080    6.30
                               ----------  --------  -------  ----------
United States and
 Puerto Rico Government
 Obligations                   $   27,496  $  1,276           $   28,772    7.02
                               ==========  ========  =======  ==========

Mortgage Backed Securities:
  FHLMC certificates:
     Within 1  year
     After 1 to 5 years        $    1,458  $     82           $    1,540    6.47
     After 5 to 10 years            8,211       613                8,824    7.42
     After 10 years                 6,347       358                6,705    6.86
                               ----------  --------  -------  ----------
                                   16,016     1,053               17,069    7.11
                               ----------  --------  -------  ----------
 GNMA certificates:
     After 5 to 10 years            3,608       170                3,778    6.41
     After 10 years               524,278     9,439              533,717    5.11
                               ----------  --------  -------  ----------
                                  527,886     9,609              537,495    5.12
                               ----------  --------  -------  ----------
 FNMA certificates:
     Within 1 year                     29                             29    6.33
After 1 to 5 years                      5                              5    7.68
     After 5 to 10 years              764        53                  817    7.66
     After 10 years             1,916,460    39,523            1,955,983    4.93
                               ----------  --------  -------  ----------
                                1,917,258    39,576            1,956,834    4.93
                               ----------  --------  -------  ----------
Mortgage pass through
 certificates:
     After 10 years                 1,175        32                1,207    7.23
                               ----------  --------  -------  ----------
Mortgage Backed
 Securities                    $2,462,335  $ 50,270           $2,512,605    4.99
                               ==========  ========  =======  ==========

Corporate Bonds:
     Within 1 year              $     979  $     36           $    1,015    7.87
     After 1 to 5 years            85,711     1,244  $10,865      76,090    6.16
     After 5 to 10 years           57,276       445    1,084      56,637    6.94
                               ----------  --------  -------  ----------
Corporate bonds                $  143,966  $  1,725  $11,949  $  133,742    6.48
                               ==========  ========  =======  ==========

Equity securities (without
  contractual maturity)        $   36,951  $ 10,006  $ 5,302  $   41,655    1.72
                               ==========  ========  =======  ==========

Total Investment Securities
Available for Sale             $2,670,748  $ 63,277  $17,251  $2,716,774   5.04
                               ==========  ========  =======  ==========

         Maturities for mortgage-backed securities are based upon contractual terms assuming no repayments. The weighted average yield on investment securities held for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

         The net unrealized gains or losses on available for sale securities are presented as part of accumulated other comprehensive income.

         During the quarter ended March 31, 2003, the Corporation reduced its deferred tax liability on the unrealized gains on available for sale securities to reflect current Puerto Rico tax statues, which provide for tax exemption on the gain on sale of investments held by the Corporation's international banking divisions. This tax benefit is reflected in Other Comprehensive Income.

         During the quarter ended March 31, 2003, the Corporation's bank subsidiary sold $700 million of its 15 year 5.5% coupon and 30 year 6.5% mortgage backed securities portfolio, to take advantage of a market opportunity, which arose when the 10-year treasury notes rate reached 3.56%. These sales derived a gain of approximately $16.2 million. Approximately $522 million from these sales settled on April 21, 2003 and as such are presented as a Receivable from unsettled investment trades on the Consolidated Statement of Financial Condition as of March 31, 2003. Given the present interest rate scenario, prepayments on mortgage backed securities and repayments on callable securities have accelerated when compared to recent historical experience. A substantial amount of the proceeds from both the aforementioned sales and accelerated prepayments of mortgage backed securities are maintained in money market instruments, awaiting an opportunity to reenter the longer-term investment market. Therefore, interest income on investment securities will decrease during the waiting period to reenter the longer-term investment market, assuming no significant change on current interest rate outlook.

         Management's impairment analyses on its investment securities during the first quarter ended March 31, 2003, concluded that other-than-temporary impairments of approximately $3.2 million and $739,000 had occurred on one of the securities in the equity securities portfolio and on one of the bonds in the corporate bonds portfolio, respectively. An impairment charge for these other-than-temporary impairments has been recognized in the Consolidated Statement of Income. Management has determined that except for these impairments, there are no other-than-temporary impairments on the rest of the bonds and equity securities portfolio.

         Total proceeds from the sale of securities during the three-month period ended March 31, 2003 amounted to $733.7 million (2002-$31.5 million). The Corporation realized gross gains of $17.7 million (2002-$1.1 million), and gross realized losses of $4.0 million (2002-$250,000), which are mainly composed of the above mentioned other-than-temporary impairments.

INVESTMENT SECURITIES HELD TO MATURITY

                                                March 31, 2003                                     December 31, 2002
                              ---------------------------------------------------  ------------------------------------------------
                                               Gross                     Weighted                   Gross
                                            Unrealized                                           Unrealized                Weighted
                              Amortized   -----------------     Market    average  Amortized   ---------------    Market    average
                                cost       gains    losses      value     yield%     cost       gains   losses    value      yield%
                              ---------   -------  --------   ---------   ------   ---------   -------  ------  ---------  --------
                                                                  (Dollars in thousands)
U.S. Treasury Securities:
 Due within 1 year            $   1,323            $      1   $   1,322    1.15

Obligations of other U.S.
 Government Agencies:
  Due within 1 year               6,995                   3       6,992    1.21
  After 10 years                380,865     2,237     4,817     378,285    6.79    $ 628,820   $ 3,307  $   59  $ 632,068     7.85

Puerto Rico Government
 Obligations:
  After 1 to 5 years              5,000       113                 5,113    5.00        5,000       113              5,113     5.00
  After 10 years                  4,424       583                 5,007    6.50        4,354       586              4,940     6.50
                              ---------   -------  --------   ---------            ---------   -------  ------  ---------
United States and Puerto
Rico Government obligations   $ 398,607   $ 2,933  $  4,821   $ 396,719    6.58    $ 638,174   $ 4,006  $   59  $ 642,121     7.82
                              =========   =======  ========   =========            =========   =======  ======  =========
Mortgage backed securities:
 FHLMC certificates:
 After 5 to 10 years          $  44,337   $   102             $  44,439    3.71

FNMA certificates:
  After 5 to 10 years            34,706       353                35,059    3.85
                              ---------   -------  --------   ---------
Mortgage backed securities    $  79,043   $   455  $          $  79,498    3.77
                              =========   =======  ========   =========
Corporate bonds:
 Due within 1 year               44,841                 241      44,600    2.88    $  25,000                    $  25,000     3.05
 After 1 to 5 years              19,693                 196      19,498    2.84       39,432            $  609     38,823     2.95
                              ---------   -------  --------   ---------            ---------   -------  ------  ---------
Corporate bonds               $  64,534            $    437   $  64,098    2.87    $  64,432            $  609  $  63,823     2.98
                              =========   =======  ========   =========            =========   =======  ======  =========
Total Investment Securities
 Held to Maturity             $ 542,184   $ 3,388  $  5,258   $ 540,315    5.78    $ 702,606   $ 4,006  $  668  $ 705,944     7.38
                              =========   =======  ========   =========            =========   =======  ======  =========

        Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. Rates in the Corporate bonds are floating.

6 - INVESTMENT IN FHLB STOCK

        At March 31, 2003 and December 31, 2002, there were investments in FHLB stock with book value of $35,629,500. The estimated market value of such investments is its redemption value.

7 - LOANS RECEIVABLE

         The following is a detail of the loan portfolio:

                                                                               March 31,             December 31,
                                                                                 2003                    2002
                                                                              ----------             -----------
                                                                                       (In thousands)
Residential real estate loans:
Secured by first mortgages:
    Conventional                                                              $2,000,780             $ 1,778,046
    Insured by government agencies:
       Federal Housing Administration and Veterans Administration                 45,626                  41,805
       Puerto Rico Housing Bank and Finance Agency                                18,098                  19,060
Secured by second mortgages                                                        7,048                   7,650
                                                                              ----------             -----------
                                                                               2,071,552               1,846,561
    Deferred net loan fees                                                        (3,182)                 (3,247)
                                                                              ----------             -----------
Residential real estate loans                                                  2,068,370               1,843,314
                                                                              ----------             -----------

Commercial loans:
    Construction                                                                 308,161                 259,053
    Commercial                                                                 1,443,668               1,418,792
    Commercial mortgage                                                          788,519                 813,513
                                                                              ----------             -----------
Commercial loans                                                               2,540,348               2,491,358
                                                                              ----------             -----------

Finance leases                                                                   148,374                 143,412
                                                                              ----------             -----------

Consumer and other loans:
    Personal                                                                     408,040                 413,931
    Personal lines of credit                                                      10,808                  10,401
    Auto                                                                         588,152                 565,478
    Boat                                                                          55,739                  53,017
    Credit card                                                                  160,334                 164,172
    Home equity reserve loans                                                      4,456                   4,566
    Unearned interest                                                            (59,078)                (62,553)
                                                                              ----------             -----------
Consumer and other loans                                                       1,168,451               1,149,012
                                                                              ----------             -----------
Loans receivable                                                               5,925,543               5,627,096
Allowance for loan losses                                                       (117,887)               (111,911)
                                                                              ----------             -----------
Loans receivable, net                                                          5,807,656               5,515,185
Loans held for sale                                                                7,227                  10,754
                                                                              ----------             -----------
Total loans                                                                   $5,814,883             $ 5,525,939
                                                                              ==========             ===========

8- IMPAIRED LOANS

         At March 31, 2003, the Corporation had $28 million ($27 million at December 31, 2002) in commercial and real estate loans over $1 million considered impaired with an allowance of $6.1 million ($5.9 million at December 31, 2002), which was established based on fair value of the collateral. The allowance for impaired loans is part of the allowance for loan losses. The average recorded investment in impaired loans amounted to

$27.5 million for the three-month period ended on March 31, 2003 (2002 - $18.9 million). Interest income in the amount of approximately $44,000 and $103,000 was recognized on impaired loans for the period ended on March 31, 2003 and 2002, respectively.

9 - SEGMENT INFORMATION

          The Corporation has four reportable segments: Retail, Treasury and Investments, Commercial Corporate business and other. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation's organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

          The Retail business segment is composed of the Corporation's branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in the Retail business. The Commercial Corporate segment is composed of commercial loans including commercial real estate and construction loans. The Treasury and Investment segment is responsible for the Corporation investment portfolio and treasury functions. The Other Income segment is mainly composed of insurance and other commissions income.

          The accounting policies of the segments are the same as those described in Note 2 of the Corporation's financial statements for the year ended December 31, 2002 contained in the annual report of the Corporation on Form 10-K.

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

          The following table presents information about the reportable segments (in thousands):

                                                           TREASURY AND    COMMERCIAL
                                                RETAIL     INVESTMENTS      CORPORATE        OTHER          TOTAL
                                             -----------   ------------    -----------    -----------    -----------
FOR THE THREE MONTHS ENDED MARCH 31, 2003:
Interest income                              $    65,848   $     38,963    $    28,108                   $   132,919
Net (charge) credit for transfer of funds         (9,472)        18,539         (9,067)
Interest expense                                 (13,119)       (47,363)                                     (60,482)
Net interest income                               43,257         10,139         19,041                        72,437
Provision for loan losses                         (8,335)                       (8,229)                      (16,564)
Other income                                       8,627         14,445          1,711    $     1,389         26,172
Direct operating expenses                        (19,808)          (616)        (1,910)          (506)       (22,839)
Segment income                                    23,741         23,968         10,613    $       883         59,205
Average earning assets                       $ 3,174,489    $ 3,328,581    $ 2,440,228                   $ 8,943,298

FOR THE THREE MONTHS ENDED MARCH 31, 2002:
Interest income                              $    53,750    $    53,221    $    29,745                   $   136,716
Net (charge) credit for transfer of funds        (11,089)        25,072        (13,983)
Interest expense                                 (14,716)       (52,729)                                     (67,445)
Net interest income                               27,945         25,564         15,762                        69,271
Provision for loan losses                        (12,945)                       (6,855)                      (19,800)
Other income                                       9,453            986            979    $     1,071         12,490
Direct operating expenses                        (16,895)          (549)        (1,417)          (118)       (18,979)
Segment income                                     7,558         26,001          8,469    $       953         42,982
Average earning assets                       $ 2,125,998    $ 3,723,122    $ 2,127,754                   $ 7,976,874

         The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                       --------------------------------
                                                          2003                  2002
                                                       ----------            ---------
Net income:
Total income for segments                              $   59,205            $   42,982
Other operating expenses                                  (16,631)              (12,869)
Income taxes                                               (6,146)               (4,463)
                                                       ----------            ----=-----
     Total consolidated net income                     $   36,428            $   25,650
                                                       ==========            ==========

Average assets:
Total average earning assets for segments              $8,943,298            $7,976,874
Average non earning assets                                418,478               319,132
                                                       ----------            ----------
     Total consolidated average assets                 $9,361,776            $8,296,006
                                                       ==========            ==========

10 - INCOME TAX

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SELECTED FINANCIAL DATA

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              ---------------------
                                                                                2003         2002
                                                                              --------     --------
CONDENSED INCOME STATEMENTS (IN THOUSANDS):
      Interest income                                                         $132,919     $136,716
      Interest expense                                                          60,482       67,445
                                                                              --------     --------
      Net interest income                                                       72,437       69,271
      Provision for loan losses                                                 16,564       19,800
                                                                              --------     --------
      Net interest income after provision
         for loan losses                                                        55,873       49,471
      Other income                                                              12,486       11,663
      Gain on sale of investments, net                                          13,686          828
      Other operating expense                                                   39,471       31,849
                                                                              --------     --------
      Income before income tax expense                                          42,574       30,113
      Income tax provision                                                       6,146        4,463
                                                                              --------     --------
      Net income                                                              $ 36,428     $ 25,650
                                                                              ========     ========
      Net income available to common stockholders                             $ 29,677     $ 19,496
                                                                              ========     ========
PER COMMON SHARE RESULTS (BASIC AND DILUTED):
      Net income per common share-basic                                       $   0.74     $   0.49
      Net income per common share-diluted                                     $   0.73     $   0.49
      Cash dividends declared                                                 $   0.11     $   0.10
SELECTED FINANCIAL RATIOS (IN PERCENT):
      Average yield on earning assets (1)                                         6.40         7.54
      Cost of interest bearing liabilities                                        3.07         3.74
      Interest rate spread (1)                                                    3.33         3.80
      Net interest margin (1)                                                     3.68         4.15
      Net income to average total assets                                          1.56         1.24
      Net income to average total equity                                         17.92        15.17
      Net income to average common equity                                        26.24        22.31
      Average equity to average total assets                                      8.68         8.15
      Dividend payout ratio                                                      14.81        20.44
      Efficiency ratio (2)                                                       40.03        38.95

                                                                             MARCH 31,   DECEMBER 31,
                                                                            ----------   ------------
                                                                               2003          2002
                                                                            ----------   ------------
REGULATORY CAPITAL RATIOS (IN PERCENT):
      Total capital to risk weighted assets                                      13.80        13.75
      Tier 1 capital to risk weighted assets                                     11.95        11.90
      Tier 1 capital to average assets                                            7.87         7.35
BALANCE SHEET DATA (IN THOUSANDS):
      Loans and loans held for sale                                         $5,932,770   $5,637,850
      Allowance for loan losses                                                117,887      111,911
      Investments                                                            3,075,234    3,728,669
      Total assets                                                           9,767,345    9,643,852
      Deposits                                                               5,326,771    5,482,918
      Borrowings                                                             3,494,279    3,249,355
      Total common equity                                                      468,934      437,924
      Total equity                                                             829,434      798,424

      Book value per common share                                           $    11.74   $    10.96

 OFFICES:
         Number of full service branches                                            54           54
         Loan origination offices                                                   44           44

(1) On a taxable equivalent basis.

(2) Other operating expenses to the sum of net interest income, other income and gain on sale of investments, net.

         RESULTS OF OPERATIONS

         This discussion and analysis relates to the accompanying consolidated interim unaudited financial statements of First BanCorp (the Corporation) and should be read in conjunction with the interim unaudited financial statements and the notes thereto. Information in the notes referred to in this discussion and analysis is hereby incorporated by reference herein. The use of terms such as "see", "refer to", "included in" or "explained in" shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

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

         For the quarter ended on March 31, 2003, the Corporation recorded earnings of $36,428,296 or $0.74 per common share (basic) and $0.73 per share (diluted), a per share basis-diluted increase of 48.98% as compared to earnings of $25,649,518 or $0.49 per common share (basic and diluted) for the first quarter of 2002.

NET INTEREST INCOME

         Net interest income for the three-month period ended on March 31, 2003 increased by approximately $3.2 million, as compared with the same quarter in 2002; a decrease of approximately $750,000 on a taxable equivalent basis. The decrease on a tax equivalent basis is mainly attributed to a decrease in interest rate spread on exempt securities. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.33% and 3.68%, respectively, for the first quarter of 2003 as compared to 3.80% and 4.15%, respectively, for the first quarter of 2002.

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

PART I                                                             THREE MONTHS ENDED MARCH 31,

                                              AVERAGE VOLUME           INTEREST INCOME (1) / EXPENSE  AVERAGE RATE (1)
                                        -----------------------------  -----------------------------  ----------------
                                            2003            2002             2003         2002          2003     2002
                                            ----            ----             ----         ----          ----     ----
                                                                             (DOLLARS IN THOUSANDS)
Earning assets:
  Money market instruments              $    130,351    $      44,469     $      455   $      200       1.42%    1.82%
  Government obligations                     581,991          837,021         11,604       11,546       8.09%    5.59%
  Mortgage backed securities               2,325,128        2,459,453         32,785       47,377       5.72%    7.81%
  FHLB stock                                  35,630           23,457            501          253       5.70%    4.37%
  Corporate bonds                            208,446          340,950          2,434        5,984       4.74%    7.12%
                                        ------------    -------------     ----------   ----------
   Total investments                       3,281,546        3,705,350         47,779       65,360       5.90%    7.15%
                                        ------------    -------------     ----------   ----------
  Residential real estate loans            1,930,364        1,033,069         25,165       16,558       5.29%    6.50%
  Construction loans                         283,534          212,774          3,390        2,888       4.85%    5.51%
  Commercial loans                         2,211,147        1,952,038         24,743       26,917       4.54%    5.59%
  Finance leases                             144,549          131,501          3,691        3,655      10.36%   11.27%
  Consumer loans                           1,161,315        1,023,155         37,383       34,487      13.05%   13.67%
                                        ------------    -------------     ----------   ----------
Total loans (2)                            5,730,909        4,352,537         94,372       84,505       6.68%    7.87%
                                        ------------    -------------     ----------   ----------
   Total earning assets                 $  9,012,455    $   8,057,887     $  142,151   $  149,865       6.40%    7.54%
                                        ============    =============     ==========   ==========
Interest-bearing liabilities:
  Deposits                              $  4,865,350    $   4,095,233     $   28,940   $   32,544       2.41%    3.22%
  Other borrowed funds                     2,597,254        2,888,810         27,088       30,998       4.23%    4.35%
  FHLB advances                              517,237          325,869          4,454        3,903       3.49%    4.86%
                                        ------------    -------------     ----------   ----------
  Total interest-bearing liabilities    $  7,979,841    $   7,309,912     $   60,482   $   67,445       3.07%    3.74%
                                        ============    =============     ==========   ==========
Net interest income                                                       $   81,669   $   82,420
                                                                          ==========   ==========
Interest rate spread                                                                                    3.33%    3.80%
Net interest margin                                                                                     3.68%    4.15%

(1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate of 39%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2) Non-accruing loans are included in the average balances.

PART II                                                 THREE MONTHS ENDED ON MARCH 31,
                                                             2003 COMPARED TO 2002
                                                       ----------------------------------
                                                        VARIANCE    VARIANCE
                                                         DUE TO      DUE TO       TOTAL
                                                         VOLUME       RATE       VARIANCE
                                                       ---------    ---------    --------
                                                                (IN THOUSANDS)
Interest income on earning assets:
  Money market instruments                             $     346    $     (91)  $     255
  Government obligations                                  (4,362)       4,420          58
  Mortgage backed securities                              (2,470)     (12,121)    (14,591)
  FHLB stock                                                 156           92         248
  Corporate bonds                                         (1,907)      (1,643)     (3,550)
                                                       ---------    ---------   ---------
     Total investments                                    (8,237)      (9,343)    (17,580)
                                                       ---------    ---------   ---------
  Consumer loans                                           4,596       (1,701)      2,895
  Real estate loans                                       13,161       (4,554)      8,607
  Construction loans                                         913         (411)        502
  Commercial loans                                         3,296       (5,470)     (2,174)
  Finance leases                                             353         (317)         36
                                                       ---------    ---------   ---------
     Total loans                                          22,319      (12,453)      9,866
                                                       ---------    ---------   ---------
     Total interest income                                14,082      (21,796)     (7,714)
                                                       ---------    ---------   ---------

Interest expense on interest bearing liabilities:
  Deposits                                                 5,450       (9,054)     (3,604)
  Other borrowed funds                                    (3,060)        (850)     (3,910)
  FHLB advances                                            1,994       (1,443)        551
                                                       ---------    ---------   ---------
     Total interest expense                                4,384      (11,347)     (6,963)
                                                       ---------    ---------   ---------
Change in net interest income                          $   9,698    $ (10,449)  $    (751)
                                                       =========    =========   =========

         Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $9.2 million for the three-month period ended on March 31, 2003, and of $13.1 million for the three-month period ended on March 31, 2002. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations), mortgage backed securities and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

INTEREST INCOME

         Interest income decreased by $3.8 million for the three-month period ended on March 31, 2003, as compared to the same period for 2002. When adjusted to a taxable equivalent basis, interest income decreased by $7.7 million for the three-month period ended on March 31, 2003, as compared to the same period in 2002. The yield on earning assets, on a taxable equivalent basis, amounted to 6.40% and 7.54% for the three-month periods ended on March 31, 2003 and 2002, respectively. The decrease in the interest income for the periods analyzed is mainly attributed to lower yields given lower market rates, partially offset by volume increases.

         The average volume of earning assets increased by $954.6 million for the three-month period ended on March 31, 2003, as compared to the same period in 2002. The average volume of the loan portfolio increased by $1,378 million for the three month period ended on March 31, 2003, as compared with the same period in 2002, mostly concentrated in residential real estate and commercial loans. The average volume of total investments decreased by approximately $424 million for the three-month period ended on March 31, 2003 as compared with the same period in 2002. Refer to Note 5 for further discussion on main reasons for decreases in average investments and impact on interest income.

INTEREST EXPENSE

         Interest expense decreased by $7.0 million for the three-month period ended on March 31, 2003, as compared with the amount recorded in the same period of 2002. The decrease in the interest expense for the period ended on March 31, 2003 when compared with the same period last year, was the result of a decrease in the cost of interest bearing liabilities, due to lower market rates, causing a positive rate variance of $11.3 million, for the three month period ended March 31, 2003. This positive effect was partially offset with an increase in the average volume of interest bearing liabilities generating a negative volume variance of $4.4 million, for the three month period ended March 31, 2003. The cost of interest bearing liabilities decreased from 3.74% for the three-month period ended on March 31, 2002 to 3.07% for the three-month period ended March 31, 2003. This decrease in lower average cost of funds results from the impact of the Federal Reserve Board interest rate cuts during recent years, the latest being the November 2002 cut.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         For the three-month period ended on March 31, 2003, the Corporation provided $16.6 million for loan losses, as compared to $19.8 million for the same period in 2002. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses at a level that Management considers adequate to absorb probable losses incurred in the portfolio. The Corporation establishes the allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a "loss," the probable loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, fair value of the underlying collateral, financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation's control, including factors affecting the Puerto Rico and Eastern Caribbean Region economy may contribute to delinquencies and defaults thus necessitating additional reserves.

         The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

         The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

                                                         THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ----------------------
                                                          2003        2002
                                                       ---------    ---------
                                                           (IN THOUSANDS)
Allowance for loan losses, beginning of period         $ 111,911    $  91,060
Provision for loan losses                                 16,564       19,801
                                                       ---------    ---------
Loans Charge-Offs:
  Residential real estate                                   (159)         (36)
  Commercial                                              (2,088)        (846)
  Finance leases                                            (644)        (733)
  Consumer                                                (9,512)     (11,605)
                                                       ---------    ---------
  Total charge-offs                                      (12,403)     (13,220)
                                                       ---------    ---------
Recoveries of loans previously charged-off:
  Commercial                                                  80           11
  Finance leases                                              95           70
  Consumer                                                 1,640        1,745
                                                       ---------    ---------
    Total recoveries                                       1,815        1,826
                                                       ---------    ---------
Net charge-offs                                          (10,588)     (11,394)
                                                       ---------    ---------
Allowance for loan losses, end of period               $ 117,887    $  99,467
                                                       =========    =========

Allowance for loan losses to total loans                    1.99%        2.26%
Net charge-offs annualized to average loans
 outstanding during the period                              0.74%        1.05%

OTHER INCOME

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ----------------------
                                                      2003         2002
                                                    ---------    ---------
                                                        (IN THOUSANDS)
Other fees on loans                                 $   5,006    $   5,263
Service charges on deposit accounts                     2,575        2,478
Mortgage banking activities                               359          482
Rental income                                             485          551
Insurance income                                        1,007          426
Other commissions                                         185          437
Dividends on equity securities                            195          158
Other operating income                                  2,110        1,868
                                                    ---------    ---------
Other income before net gain on sale of
  investments and impairment,
  and derivative income                                11,922       11,663
Net gain on sale of investments,
  and impairment                                       13,686          828
Derivative income                                         564
                                                    ---------    ---------
    Total                                           $  26,172    $  12,491
                                                    =========    =========

         Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; net gains on sale of investments; and derivatives. Other fees on loans consist mainly of credit card fees and late charges collected on loans.

         Service charges on deposit accounts includes monthly fee on deposit accounts and fees on returned and paid check charges, which represent an important and stable source of other income for the Corporation.

         Mortgage banking activities income includes gain on sale of loans and the servicing fees on residential mortgage loans originated by the Corporation and subsequently securitized or sold.

         The Corporation's subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

         Insurance income mainly consists of commissions earned by the Corporation's subsidiary FirstBank Insurance Agency, Inc., which started operations in May 2001.

         Other commissions income is the result of an agreement with a national brokerage house in Puerto Rico to offer brokerage services in selected branches.

         The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes. Other operating income also includes earned discounts on tax credits purchased and utilized against income tax payments, and other fees generated on the portfolio of commercial loans.

         The net gain on the sale of investment securities reflects gains or losses as a result of sales that are in consonance to the Corporation's investment policies as well as impairments on securities held in the portfolio. During the quarter ended March 31, 2003, gains of approximately $17.7 million were realized on the sale of mortgage backed securities and equity securities. These gains include approximately $16.2 million realized from the sale of approximately $700 million of 5.5%, 15-year FNMA securities and 6.5%, 30-year GNMA securities. As explained in Note 5 to the interim unaudited financial statements, the Corporation took advantage of a market opportunity which arose when the 10-year treasury notes rates reached 3.56%. In addition, during the quarter ended March 31, 2003, losses on the other-than-temporary impairment of certain securities were recognized, as explained in the Corporation's interim unaudited financial statements (Refer to Note 5).

         As explained in Note 3 to the accompanying unaudited financial statements for the period ended March 31, 2003, the derivative income consists of an unrealized gain of approximately $564,000 due to the adjustment to fair value of a portfolio of swaps that does not qualify for hedge accounting.

OTHER OPERATING EXPENSES

         The following table presents the detail of other operating expenses for the periods indicated:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                       2003        2002
                                                    ---------    ---------
                                                        (IN THOUSANDS)
Employees' compensation and benefits                $  18,210    $  14,380
Occupancy and equipment                                 8,884        6,827
Business promotion                                      2,717        2,643
Taxes                                                   1,748        1,643
Insurance                                                 937          638
Net (gain) cost of operations and
 disposition of other real estate owned                   (14)         121
Professional fees                                         754          740
Servicing and processing fees                           1,493        1,285
Communications                                          1,748        1,299
Supplies and printing                                     463          284
Other                                                   2,530        1,989
                                                    ---------    ---------
   Total                                            $  39,470    $  31,849
                                                    =========    =========

         Operating expenses increased to $39.5 million for the three month period ended on March 31, 2003, as compared to $31.8 million for the same period in 2002. The increase in operating expenses for 2003 is mainly the result of general growth in the Bank's operations, including the acquisition of JP Morgan Chase's Eastern Caribbean Region business, which represented $6.0 million of the increase.

         Management's goal is to limit expenditures to those that directly contribute to increase the efficiency, service quality and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement in earnings in recent years. The Corporation's efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income, other income and gain on sale of investments, net, was 40.03% for the three month period ended March 31, 2003 as compared to 38.95% for the same period last year.

         For the three-month period ended on March 31, 2003, other operating expenses include a core deposit intangible amortization of approximately of $600,000 as compared to approximately $230,000 for the same period last year. The estimated aggregate amortization expense on this core deposit intangible asset for each of the five succeeding fiscal years will amount to approximately $2,400,000.

PROVISION FOR INCOME TAX

         The provision for income tax amounted to $6.1 million (or 14.4% of pretax earnings) for the three-month period ended on March 31, 2003 as compared to $4.5 million (or 14.8% of pretax earnings) for the same period in 2002.

         The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in government obligations and mortgage backed securities exempt from U. S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking division of the Corporation and the Bank. These divisions were created under the International Banking Entity Act of P. R., which provides for total P.R. tax exemption on its interest income, other income and gain on sale of investments. The decrease in the effective tax rate is mainly due to an increase in the portfolio of exempt investments and investments held in the Corporation's international banking divisions.

         FINANCIAL CONDITION

ASSETS

         Total assets as of March 31, 2003 amounted to $9,767 million, an increase of $123 million as compared to total assets as of December 31, 2002 of $9,644 million. The increase was mainly the result of an increase of approximately $295 million in total loans and partially offset by a decrease of approximately $131 million in total investments including unsettled investments trades and money market instruments.

         The composition of loans receivable:

                                        MARCH 31,        DECEMBER 31,     INCREASE
                                          2003               2002        (DECREASE)
                                       -----------       -----------     ----------
                                                      (IN THOUSANDS)
Residential real estate loans          $ 2,075,597       $ 1,854,068      $ 221,529
                                       -----------       -----------      ---------
Commercial real estate loans               788,519           813,513        (24,994)
Construction loans                         308,161           259,053         49,108
Commercial loans                         1,443,668         1,418,792         24,876
                                       -----------       -----------      ---------
  Total commercial                       2,540,348         2,491,358         48,990
                                       -----------       -----------      ---------
Finance leases                             148,374           143,412          4,962
Consumer and other loans                 1,168,451         1,149,012         19,439
                                       -----------       -----------      ---------
  Total                                $ 5,932,770       $ 5,637,850      $ 294,920
                                       ===========       ===========      =========

         The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $653 million and repayments and other adjustments of $358 million. The Corporation continued its strategy of diversifying its loan portfolio composition through the origination of commercial loans and residential real estate loans. This resulted in an increase of $49 million in the commercial loan portfolio and of $222 million in residential real estate loans. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $5 million. Consumer and other loans increased by $19.4 million as compared to December 31, 2002.

NON-PERFORMING ASSETS

         Total non-performing assets are the sum of non-accruing loans, OREO's, other repossessed properties and investment securities. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

         At March 31, 2003, total non-performing assets amounted to $99.8 million (1.02% of total assets) as compared to $105 million (1.09% of total assets) at December 31, 2002 and $79 million (0.96% of total assets) at December 31, 2001. The Corporation's allowance for loan losses to non-performing loans ratio was 134.35% at March 31, 2003 as compared to 121.95% and 124.74% at December 31, 2002 and 2001, respectively.

         Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

         Non-performing loans as of March 31, 2003 were $87.7 million (1.48% of total loans), as compared to $91.8 million (1.63% of total loans) and $73 million (1.69%) as of December 31, 2002 and December 31, 2001, respectively. Non-performing loans when compared to the most recent previous quarter ended December 31, 2002, decreased both in dollar amount and as a percentage of the portfolios. The increase in dollar amount, when compared to the December 31, 2001 figure, is composed mostly of secured real estate loans and is due to: general growth of the portfolios, the acquisition of JP Morgan Chase's Eastern Caribbean Region operations and a residential finished homes loan project, which was included in non-accrual during September 2002 with an $11.2 million balance. More than 75% of the project houses have been either sold or optioned and are in the process of closing.

The following table presents non-performing assets at the dates indicated:

                                                   MARCH 31,            DECEMBER 31,
                                                     2003          2002            2001
                                                   ---------     ---------       --------
                                                              (IN THOUSANDS)
Non-accruing loans:
    Residential real estate                        $  19,659     $  23,018       $ 18,540
    Commercial and commercial real estate             50,219        47,705         29,378
    Finance leases                                     2,214         2,049          2,469
    Consumer                                          15,651        18,993         22,611
                                                   ---------     ---------       --------
                                                      87,743        91,765         72,998
                                                   ---------     ---------       --------
Other real estate owned (OREO)                         2,588         2,938          1,456
Other repossessed property                             5,670         6,222          4,596
Investment securities                                  3,750         3,750
                                                   ---------     ---------       --------
Total non-performing assets                        $  99,751     $ 104,675       $ 79,050
                                                   =========     =========       ========
Past due loans                                     $  25,185     $  24,435       $ 27,497
Non-performing assets to total assets                   1.02%         1.09%          0.96%
Non-performing loans to total loans                     1.48%         1.63%          1.69%
Allowance for loan losses                          $ 117,887     $ 111,911       $ 91,060
Allowance to total non-performing loans               134.35%       121.95%        124.74%

NON-ACCRUING LOANS

         RESIDENTIAL REAL ESTATE LOANS - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management's understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $20 million (0.95% of total residential real estate loans) at March 31, 2003, as compared to $23 million (1.24% of total residential real estate loans) and $19 million (1.83% of total residential real estate loans) at December 31, 2002 and 2001, respectively.

         COMMERCIAL LOANS - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $50 million (1.98% of total commercial loans) at March 31, 2003 as compared to $48 million (1.91% of total commercial loans) and $29 million (1.37% of total commercial loans) at December 31, 2002 and 2001, respectively. At March 31, 2003, there were five non-accruing commercial loans over $1 million, for a total of $20.2 million including the above mentioned residential finished homes project. This construction loan had an outstanding balance of $6.8 million at March 31, 2003.

         FINANCE LEASES - Finance leases are classified as non-accruing status when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2.2 million (1.49% of total finance leases) at March 31, 2003, as compared to $2 million (1.43% of total finance leases) and $2.5 million (1.93% of total finance leases) at December 31, 2002 and 2001, respectively.

         CONSUMER LOANS - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

         Non-accruing consumer loans amounted to $15.7 million (1.34% of the total consumer loan portfolio) at March 31, 2003, as compared to $19 million (or 1.65% of the total consumer loan portfolio) and $23 million (or 2.21% of the total consumer loan portfolio) at December 31, 2002 and December 31, 2001, respectively.

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

         INVESTMENT SECURITIES

         This category presents investment securities reclassified to non-accruing status.

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

SOURCES OF FUNDS

         As of March 31, 2003, total liabilities amounted to $8,855 million, an increase of $92 million as compared to $8,763 million as of December 31, 2002. The net increase in total liabilities was mainly due to: (1) an increase of approximately $250 million in advances from FHLB; (2) an increase of approximately $4 million in accounts payable and other liabilities; (3) net of a decrease in federal funds purchased and securities sold under agreements to repurchase of $5 million and (4) a decrease of $156 million in total deposits which is mainly attributed to a decrease in brokered certificates of deposit.

         The Corporation maintains unsecured standby lines of credit with other banks. At March 31, 2003 the Corporation's total unused lines of credit with these banks amounted to approximately $67,000,000. At March 31, 2003, the Corporation had an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $4,929,601. At March 31, 2003, the Corporation had available collateral that can be pledged with the FHLB to obtain additional line of credit in the amount of $459,198,504.

CAPITAL

         Total stockholders' equity as of March 31, 2003 amounted to $829 million, increasing by $31 million from the amount as of December 31, 2002. The increase was mainly the result of earnings for the period ended on March 31, 2003 of $36 million, the issuance of 750 shares of common stock through the exercise of stock options, the positive fluctuation in the valuation of securities available for sale of $5.7 million, reduced by dividends paid of $11.1 million.

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

         Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio) and ratios of Tier 1 and total capital to risk-weighted assets, as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk-weighting factors to the Corporation's assets, which vary from 0% to 100% depending on the nature of the asset.

         At March 31, 2003 and December 31, 2002, the most recent notification from FDIC, categorized the Corporation as a well-capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

         The Corporation's and its banking subsidiary's regulatory capital positions were as follows:

                                                                                 REGULATORY REQUIREMENTS
                                                                        -----------------------------------------
                                                                            FOR CAPITAL
                                                        ACTUAL         ADEQUACY PURPOSES   TO BE WELL CAPITALIZED
                                                  ---------------------------------------------------------------
                                                   AMOUNT     RATIO      AMOUNT    RATIO     AMOUNT       RATIO
                                                  ---------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
At March 31, 2003
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                               $ 841,217   13.80%   $ 487,713     8%    $ 609,641       10%
      FirstBank                                     764,781   12.59%     485,932     8%      607,415       10%
   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                               $ 728,664   11.95%   $ 243,857     4%    $ 365,785        6%
      FirstBank                                     655,317   10.79%     242,966     4%      364,449        6%
   Tier I Capital (to Average Assets):
      First BanCorp                               $ 728,664    7.87%   $ 277,813     3%    $ 463,022        5%
      FirstBank                                     655,317    7.12%     276,050     3%      460,084        5%

At December 31, 2002
   Total Capital (to Risk-Weighted Assets):
      First BanCorp                               $ 816,946   13.75%   $ 475,155     8%    $ 593,944       10%
      FirstBank                                     739,996   12.50%     473,617     8%      592,022       10%

   Tier I Capital (to Risk-Weighted Assets):
      First BanCorp                               $ 707,083   11.90%   $ 237,578     4%    $ 356,366        6%
      FirstBank                                     632,487   10.68%     236,809     4%      355,213        6%

   Tier I Capital (to Average Assets):
      First BanCorp                               $ 707,083    7.35%   $ 288,628     3%    $ 481,046        5%
      FirstBank                                     632,487    6.62%     286,801     3%      478,002        5%

DIVIDENDS

         During the period ended March 31, 2003, the Corporation declared a quarterly cash dividend of $0.11 per common share representing a 10% increase over the quarterly cash dividend of $0.10 per common share declared for the same period in 2002. Total dividends declared per common share for the period ended on March 31, 2003 amounted to $4.4 million for an annualized dividend payout ratio of 14.81% as compared to $4.0 million for the period ended March 31, 2002 (or a 20.44% dividend payout ratio). Dividends declared on preferred stock amounted to $6.8 million for the period ended on March 31, 2003 as compared to $6.2 million for the same period last year.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following table presents a detail of the maturities of contractual debt obligations and commitments to extend credit:

                                                  Total       Less than 1 year      1-3 years      4-5 year    After 5 years
                                                  -----       ----------------      ---------      --------    -------------
Contractual Obligations:
   Federal funds purchased and
    securities sold under agreements
    to repurchase, excluding accrued
    interest                                   $ 2,788,463       $   713,503        $ 156,500      $100,000     $ 1,818,460
   Advances from FHLB                              623,000           300,000           50,000                       273,000
   Subordinated Notes                               82,816                             82,816
                                               -----------       -----------        ---------      --------     -----------
Total Contractual Cash Obligations             $ 3,494,279       $ 1,013,503        $ 289,316      $100,000     $ 2,091,460
                                               ===========       ===========        =========      ========     ===========
Other Commitments:
   Lines of Credit                             $   330,915       $   330,915
   Standby Letters of Credit                        62,370            62,370
   Other Commercial Commitments                    616,426           616,426
                                               -----------       -----------
Total Commercial Commitments                   $ 1,009,711       $ 1,009,711
                                               ===========       ===========

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

         The Corporation has obligations to make future payments under lease agreements contracts. The maturities of the operational leases are included on page 74 of the Corporation's annual report to security holders for the year ended December 31, 2002.

LIQUIDITY

Liquidity refers to the level of cash and eligible investments to meet loan and investment commitments, potential deposit outflows and debt repayments. The Asset Liability Management and Investment Committee, using measures of liquidity developed by Management, reviews the Corporation's liquidity position on a weekly basis.

         The principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other financial institutions. The Investment Committee reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as supplementary sources of funding. Commercial paper had also provided additional funding. The Corporation has obtained long-term funding through the issuance of notes and long-term institutional certificates of deposit. The Corporation's principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.

         A large portion of the Corporation's funding represents retail brokered certificates of deposit. In the event that the Corporation falls under the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. It is Management's belief that this possibility is remote.

         The Corporation's liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at reasonable cost. The alternative sources of funding include, among others, FHLB advances, lines of credits from other banks, sale of commercial loans participations, securitization of auto loans and commercial paper.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income, subject to other goals of Management and within guidelines set forth by the Board of Directors.

         The day-to-day management of interest rate risk, as well as liquidity management and other related matters, is assigned to the Asset Liability Management and Investment Committee of FirstBank (ALCO). The ALCO is composed of the following officers: President and CEO, the Senior Executive Vice President and Chief Financial Officer, the Executive Vice President for Retail and Mortgage Banking, the Senior Vice President of Treasury and Investments and the Economist. The ALCO meets on a weekly basis. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company, including a stock portfolio which had a book value of $39 million at March 31, 2003. This Committee meets weekly and has the same membership as the ALCO Committee described previously.

         Committee meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, reviews of liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The ALCO approves funding decisions in light of the Corporation's overall growth strategies and objectives. On a quarterly basis the ALCO performs a comprehensive asset/liability review, examining the measures of interest rate risk described below together with other matters such as liquidity and capital.

         The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points (a downward movement of 100 basis points was used as of March 31, 2003 because initial rates were very low). Simulations are carried out in two ways:

(1) using a balance sheet which is assumed to be at the same levels existing on the simulation date, and assuming investment repayments are reinvested in short term instruments

(2) using a balance sheet which has growth patterns and strategies similar to those which have occurred in the recent past, and assuming investment repayments are reinvested in mortgage backed securities

         These simulations assume gradual upward or downward movements of interest rates over the year of projection, with the change totaling 200 basis points at the end of the twelve-month period in most cases (a downward movement of 100 basis points was used for the March 31, 2003 simulations). The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. All computations are done on a tax equivalent basis, including the effects of the changing cost of funds on the tax-exempt spreads of certain investments. The projections are carried out for First BanCorp on a fully consolidated basis.

         These simulations are highly complex, and they use many simplifying assumptions that are intended to reflect the general behavior of the Corporation over the period in question, but there can be no assurance that actual events will parallel these assumptions. In fact, investment and lending decisions taken during the actual simulation period, or unexpected changes in market conditions, which were not known at the time the simulations were prepared, can change the actual results significantly. For this reason, the results of these simulations are only approximations of the sensitivity of net interest income to changes in market interest rates.

         Assuming a no growth balance sheet with investment repayments in short term assets, as of March 31, 2003, tax equivalent net interest income projected for the next twelve month period would rise by $43.4 million (17.0%) under a rising rate scenario and would decrease by $17.7 million (6.9%) under falling rates.

         The same simulations were also carried out assuming that the Corporation would grow and investment portfolio repayments would be reinvested in mortgage-backed securities. As of March 31, 2003 the growing balance sheet simulations indicate that tax equivalent net interest income projected for the next twelve months, would rise by $48.9 million (18.1%) under a rising rate scenario and would decrease by $13.5 million (5.0%) with falling rates.

         In both the flat and growing balance sheet scenarios net interest income is more sensitive to rate changes (in the same direction) than it was in the December 31, 2002 projections. This difference occurs mainly because of a Management decision to sell $700 million of mortgage-backed securities and invest the proceeds in short term investments, with no corresponding changes in liabilities.

 ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of First BanCorp Management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 29, 2003 First BanCorp held its annual meeting of stockholders. The number of shares present in person and/or by proxy at such meeting was 36,662,567 representing 91.76% of the 39,955,285 shares of common stock issued and outstanding on March 18, 2003. March 18, 2003 was the record date for the determination of the stockholders entitled to vote at the meeting.

         The following was voted upon at the Annual Meeting of Stockholders:

         (a)      The election of the following directors:

                                For              Withheld
                             ----------         ---------
Jose Julian Alvarez          34,516,851         2,145,716
Jose Teixidor                36,355,043           307,524
Richard Reiss-Huyke          34,605,446         2,057,121

         The following are the directors whose terms of office continue:

                  Angel Alvarez-Perez
                  Juan Acosta Reboyras
                  Annie Astor-Carbonell
                  Jose L. Ferrer Canals
                  Rafael Bouet-Souffront
                  Jorge L. Diaz

         (b) Ratification of the appointment of PricewaterhouseCoopers as the Corporation's Independent Accountants for fiscal year 2003.

         The appointment of PricewaterhouseCoopers was ratified as follows:

                  For                          34,656,819
                  Against                       1,987,610
                  Abstain                          18,138

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         A-EXHIBITS

         99.1 -Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

         99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         B-REPORT ON FORM 8-K

         On April 17, 2003, the Corporation filed a Form 8-K announcing its unaudited results of operations for the quarter ended March 31, 2003.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                               FIRST BANCORP.
                                               Registrant

Date: May 15, 2003                   By: /S/ ANGEL ALVAREZ-PEREZ
                                         ---------------------------------
                                             Angel Alvarez-Perez, Esq.
                                             Chairman, President and Chief
                                             Executive Officer

Date: May 15, 2003                   By: /S/ ANNIE ASTOR-CARBONELL
                                         -----------------------------------
                                             Annie Astor-Carbonell
                                             Senior Executive Vice President
                                             and Chief Financial Officer

CERTIFICATIONS

I, Angel Alvarez-Perez, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of First
                  BanCorp.;

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

Date: May 15, 2003                           By: /S/ ANGEL ALVAREZ-PEREZ
                                                 -------------------------------
                                                     Angel Alvarez-Perez, Esq.
                                                     Chairman, President and
                                                     Chief Executive Officer

CERTIFICATIONS

I, Annie Astor-Carbonell, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of First
                  BanCorp.;

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

Date: May 15, 2003                      By: /S/ ANNIE ASTOR-CARBONELL
                                            -----------------------------------
                                                Annie Astor-Carbonell
                                                Senior Executive Vice President
                                                and Chief Financial Officer