Form 10-Q
period 2003-06-30
FIRST BANCORP /PR/
filed 2003-08-14
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended	Commission File No. 001-14793
June 30, 2003

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
Yes [X]     No [  ]

Number of shares of the registrant’s common stock outstanding as of August 8, 2003

40,005,535

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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$81,421,116	$108,305,943

Money market instruments, including $358,310,785 (2002-$222,992,538) pledged that can be repledged	535,357,363	273,659,553
Securities purchased under agreements to resell	282,000,000

Total money market instruments	817,357,363	273,659,553

Investment securities available for sale, at market:
Securities pledged that can be repledged	1,282,153,209	2,379,786,252
Other investment securities	220,948,575	336,987,292

Total investment securities available for sale	1,503,101,784	2,716,773,544

Investment securities held to maturity, at cost:
Securities pledged that can be repledged	566,068,492	541,047,654
Other investment securities	463,551,300	161,558,730

Total investment securities held to maturity	1,029,619,792	702,606,384

Federal Home Loan Bank (FHLB) stock	42,595,400	35,629,500

Loans, net of allowance for loan losses of $120,562,918 (2002 - $111,911,470)	6,176,202,090	5,515,185,610
Loans held for sale, at lower of cost or market	2,251,900	10,753,585

Total loans	6,178,453,990	5,525,939,195

Other real estate owned	2,752,385	2,938,249
Premises and equipment, net	83,214,835	87,595,569
Accrued interest receivable	33,204,256	39,282,010
Due from customers on acceptances	196,555	304,346
Other assets	162,396,602	150,818,003

Total assets	$9,934,314,078	$9,643,852,296

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$587,647,823	$447,076,347
Interest bearing deposits	4,845,994,323	5,035,841,381
Federal funds purchased and securities sold under agreements to repurchase	2,363,556,877	2,793,539,832
Advances from FHLB	713,000,000	373,000,000
Bank acceptances outstanding	196,555	304,346
Payable for unsettled investment trade	375,000,000
Accounts payable and other liabilities	110,905,663	112,851,285

	8,996,301,241	8,762,613,191
Subordinated notes	82,816,771	82,815,105

	9,079,118,012	8,845,428,296

Commitments and contingencies

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares; issued and outstanding 14,420,000 shares at $25 liquidation value per share	360,500,000	360,500,000

Common stock, $1 par value, authorized 250,000,000 shares; issued 44,926,435 shares (2002-44,875,435)	44,926,435	44,875,435
Less: Treasury stock (at par value)	(4,920,900)	(4,920,900)

Common stock outstanding	40,005,535	39,954,535

Additional paid-in capital	676,042
Capital reserve	70,000,000	70,000,000
Legal surplus	149,345,178	149,345,178
Retained earnings	188,644,428	145,243,124
Accumulated other comprehensive income, net of tax of $1,188,346 (2002-$11,127,054)	46,024,883	33,381,163

	855,196,066	798,424,000

Total liabilities and stockholders’ equity	$9,934,314,078	$9,643,852,296

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Interest income:
Loans	$97,285,361	$84,794,833	$191,240,496	$168,289,311
Investments	25,068,915	51,086,925	63,531,262	104,055,022
Dividends on FHLB stock	470,895	466,163	972,012	719,452

Total interest income	122,825,171	136,347,921	255,743,770	273,063,785

Interest expense:
Deposits	27,277,414	33,736,063	56,217,131	66,279,582
Short term borrowings	29,980,398	32,393,483	59,858,562	65,599,497
Long term borrowings	1,663,972	1,695,112	3,327,944	3,390,224

Total interest expense	58,921,784	67,824,658	119,403,637	135,269,303

Net interest income	63,903,387	68,523,263	136,340,133	137,794,482

Provision for loan losses	12,599,900	14,500,499	29,163,800	34,300,998

Net interest income after provision for loan losses	51,303,487	54,022,764	107,176,333	103,493,484

Other income:
Other fees on loans	4,995,444	5,465,426	10,001,227	10,728,121
Service charges on deposit accounts	2,369,675	2,354,493	4,944,692	4,832,597
Mortgage banking activities	1,583,573	895,838	1,942,260	1,309,744
Gain (loss) on sale of investments, net	10,135,252	(211,329)	23,821,599	616,518
Derivatives losses	(678,278)	(2,253,522)	(114,471)	(2,253,522)
Other operating income	4,590,801	4,746,834	8,573,038	8,255,051

Total other income	22,996,467	10,997,740	49,168,345	23,488,509

Other operating expenses:
Employees’ compensation and benefits	18,314,240	14,437,748	36,524,322	28,817,733
Occupancy and equipment	8,831,484	6,862,318	17,715,320	13,689,546
Business promotion	2,706,577	2,455,271	5,423,178	5,098,128
Taxes, other than income taxes	1,759,539	1,643,889	3,507,455	3,286,719
Insurance	813,358	721,654	1,750,533	1,359,219
Other	6,849,628	5,727,087	13,824,478	11,445,240

Total other operating expenses	39,274,826	31,847,967	78,745,286	63,696,585

Income before income tax provision	35,025,128	33,172,537	77,599,392	63,285,408
Income tax provision	5,754,430	6,193,483	11,900,398	10,656,836

Net income	$29,270,698	$26,979,054	$65,698,994	$52,628,572

Net income available to common stockholders	$22,519,699	$20,228,052	$52,196,996	$39,724,295

Net income per common share- basic:
Earnings per common share-basic	$0.56	$0.51	$1.30	$0.99

Net income per common share-diluted:
Earnings per common share-diluted	$0.55	$0.50	$1.28	$0.99

Dividends declared per common share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$65,698,994	$52,628,572

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,571,655	5,649,614
Core deposit intangible amortization	1,198,310	459,631
Provision for loan losses	29,163,800	34,300,998
Deferred income tax benefit	(4,998,731)	(6,400,930)
Gain on sale of investments, net	(23,821,599)	(616,518)
Derivative loss	114,471	2,253,522
Gain on sale of loans	(1,888,253)	(1,224,159)
Increase in accrued income tax payable	3,464,206	4,645,560
Decrease in accrued interest receivable	6,077,754	2,789,347
(Decrease) increase in accrued interest payable	(517,498)	4,949,898
Amortization of deferred net loan cost (fees)	(88,227)	(1,000,656)
Net originations of loans held for sale	(9,478,628)	(16,620,907)
Decrease in other assets	9,841,552	2,951,689
(Decrease) increase in other liabilities	(2,368,082)	8,542,718

Total adjustments	14,270,730	40,679,807

Net cash provided by operating activities	79,969,724	93,308,379

Cash flows from investing activities:
Principal collected on loans	749,315,546	454,300,852
Loans originated	(850,845,573)	(532,005,574)
Purchase of loans	(633,936,000)	(354,645,777)
Proceeds from sale of loans	50,247,226	37,982,696
Proceeds from sale of investments securities	748,160,145	547,538,534
Purchase of securities held to maturity	(4,710,600,992)	(6,423,506,156)
Purchase of securities available for sale	(49,751,685)	(6,721,924,357)
Principal repayments and maturities of securities held to maturity	4,755,351,051	5,236,258,127
Principal repayments of securities available for sale	545,121,133	7,348,923,095
Additions to premises and equipment	(3,190,921)	(5,525,007)
Purchase of FHLB stock	(6,965,902)	(12,738,900)

Net cash provided by (used in) investing activities	592,904,028	(425,342,467)

Cash flows from financing activities:
Net (decrease) increase in deposits	(45,032,223)	623,297,666
Net decrease in federal funds purchased and securities sold under repurchase agreements	(429,457,898)	(335,495,597)
FHLB advances taken (paid)	340,000,000	(7,700,000)
Dividends	(22,297,690)	(20,875,864)
Exercise of stock options	727,042	593,250
Issuance of preferred stock		88,906,000

Net cash (used in) provided by financing activities	(156,060,769)	348,725,455

Net increase in cash and cash equivalents	516,812,983	16,691,367
Cash and cash equivalents at beginning of period	381,965,496	94,463,118

Cash and cash equivalents at end of period	$898,778,479	$111,154,485

Cash and cash equivalents include:
Cash and due from banks	$81,421,116	$68,144,854
Money market instruments	817,357,363	43,009,631

	$898,778,479	$111,154,485

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$119,921,135	$130,319,405
Income Taxes	12,265,535	7,236,912

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)

December 31, 2001	$268,500,000	$26,571,952	$14,214,877	$60,000,000	$136,792,514	$103,132,913	$(6,293,354)
Net income						107,956,351
Other comprehensive income							39,674,517
Issuance of preferred stock	92,000,000		(3,094,000)
Addition to legal surplus					12,552,664	(12,552,664)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		64,500	1,276,343
Common stock split on September 30, 2002		13,318,083	(12,397,220)			(920,863)
Cash dividends:
Common stock						(15,966,339)
Preferred stock						(26,406,274)

December 31, 2002	360,500,000	39,954,535	—	70,000,000	149,345,178	145,243,124	33,381,163
Net income						65,698,994
Other comprehensive income							12,643,720
Stock options exercised		51,000	676,042
Cash dividends:
Common stock						(8,795,692)
Preferred stock						(13,501,998)

June 30, 2003	$360,500,000	$40,005,535	$676,042	$70,000,000	$149,345,178	$188,644,428	$46,024,883

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income	$29,270,698	$26,979,054	$65,698,994	$52,628,572

Other comprehensive income, net of tax:
Unrealized gain (losses) on securities:
Unrealized holding gains arising during the period	17,143,535	29,937,317	26,621,300	11,451,569
Less: Reclassification adjustment for (gains) losses included in net income	(10,135,252)	211,329	(23,821,599)	(616,518)
Unrealized (loss) gain on fair value hedge of available for-sale security attributable to credit risk	(1,892)	(366,334)	(94,689)	793,051
Income tax (expense) benefit related to items of other comprehensive income	(80,573)	(7,445,578)	9,938,708	(2,907,026)

Other comprehensive income	6,925,818	22,336,734	12,643,720	8,721,076

Comprehensive income	$36,196,516	$49,315,788	$78,342,714	$61,349,648

The accompanying notes are an integral part of these statements.

FIRST BANCORP

PART I – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

      The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (“GAAP”).

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related unaudited consolidated statements of income, cash flows, changes in stockholders’ equity and comprehensive income include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at June 30, 2003, and the results of operations and cash flows for the three and six-month periods ended on June 30, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. For further information refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation’s Annual Report on Form 10-K.

      The results of operations for the six-month period ended on June 30, 2003, are not necessarily indicative of the results to be expected for the entire year.

Nature of Business

      First BanCorp (the Corporation) is a financial holding company offering a full range of financial services. First BanCorp also offers insurance services through its wholly-owned insurance subsidiary, the FirstBank Insurance Agency. The Corporation is subject to the Federal Bank Holding Company Act and its insurance subsidiary is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

      FirstBank Puerto Rico (FirstBank or the Bank), the Corporation’s wholly-owned bank subsidiary, is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 43 full-service banking branches in Puerto Rico and 12 in the U.S. (USVI) and British Virgin Islands (BVI). It has 21 loan origination offices in Puerto Rico focusing on consumer loans and residential mortgage loans. The Bank, through wholly-owned subsidiaries, operates 33 offices in Puerto Rico specializing in small personal loans, finance leases, and vehicle rental, one office that sells insurance in the U.S. Virgin Islands, and two offices, one in the U.S. Virgin Islands and one in Barbados specializing in foreign sales corporation management. The Bank offers brokerage services in selected branches through an alliance with a national brokerage house in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). The Virgin Islands operations of FirstBank are regulated by the Virgin Islands Banking Board (for the USVI) and by the British Virgin Islands Financial Services Commission (for the BVI).

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

Investments

      The Corporation classifies its investments in debt and equity securities into held to maturity and available for sale securities. Available for sale securities are carried at fair value, with unrealized holding gains and losses, net of its estimated deferred tax effects, reported in other comprehensive income as a separate component of stockholders’ equity. The fair values of these securities were calculated based on quoted market prices and dealer quotes. Held to maturity securities are accounted at amortized cost.

Evaluation for Other-than-Temporary Impairments on Available for Sale and Held to Maturity Securities

      The Corporation evaluates its investment securities for impairment. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Corporation’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Corporation also considers, among other factors, the investees repayment ability on its bond obligations and its cash and capital generation ability.

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

      The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British Virgin Island markets. At June 30, 2003, there is no significant concentration of credit risk in any specific industry.

Income Taxes

      The Corporation is routinely subject to examinations from governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Corporation to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that Management’s assumptions were inappropriate; the result could have a material effect on the Corporation’s results of operations.

New accounting pronouncements

      During 2003 the Financial Accounting Standards Board (FASB) issued the following financial accounting pronouncements:

      Statement of Financial Accounting Standard (SFAS) SFAS 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for contracts which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, which in those cases, the Statement should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this standard did not have an impact on the Corporation’s results of operations.

      SFAS 150 – Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity – Issued on May 15, 2003, this Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an impact on the Corporation’s results of operations.

2 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      The use of derivative instruments exposes the Corporation to credit risk. In the event a counter party fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair-value gain on the derivative. Generally, a positive fair-value of a derivative contract indicates that the counterparty owes the Corporation, hence creating a repayment risk for the Corporation. When the fair value of a derivative contract is negative, the Corporation owes the counter-party and, therefore, assumes no repayment risk. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, establishes approval limits and has monitoring procedures in place. The Corporation has a policy of diversifying derivatives counter parties to reduce the risk that any counter party will fail. The Corporation does not anticipate non-performance by the counter parties.

      At June 30, 2003, interest rate swap agreements with an aggregate notional amount of $1.795 billion under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate brokered certificates of deposit. The interest rate swap agreements are reflected at their fair value in the Corporation’s consolidated statement of financial condition. These interest rate swap agreements had a gross unrealized gain of $19,274,392 and gross unrealized loss of $194,289, at June 30, 2003 (December 31, 2002-a gross unrealized gain of $27,021,907 and a gross unrealized loss of $3,698,445), which are included in the Other Assets and Other Liabilities categories, respectively. The corresponding net effect of $19,080,103 (December 31, 2002-$23,323,462) is included in certificates of deposit balance. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statements of income nor on comprehensive income.

      Interest rate swaps under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value attributable to market interest rates of fixed rate corporate bonds classified as available for sale. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation’s consolidated statement of financial condition. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income. These interest rate swaps with an aggregate notional principal balance of $25 million had an unrealized loss of $1,611,957 at June 30, 2003 (an unrealized loss of $1,517,268 at December 31, 2002); attributable to credit risk which was recorded in accumulated other comprehensive income net of income tax.

      The Corporation has interest rate swaps with an aggregate notional principal balance of $53.2 million that do not qualify for hedge accounting. An unrealized loss of $678,278 and $114,471 for the three and six-month periods ended June 30, 2003 ($2,386,259 for the three and six-month periods ended June 30, 2002) was recorded to reflect changes in the fair value of these derivatives and is presented in the Other Income section of the consolidated statement of income as “Derivative losses”. As of June 30, 2003, the fair value of these swaps amounted to a loss of $4,637,396.

Non-hedging activities

      To satisfy the needs of its customers, the Corporation may enter into non-hedging activities. In June 2003, the Corporation entered into two interest rate cap agreements based on a notional amount of $25 million each. Under the agreements, which are structured with the same terms and conditions, the Corporation participates as a buyer in one of the agreements and as the seller in the other agreement. At June 30, 2003, the Corporation included $137,900 and $137,900 in Other Assets and Other Liabilities, respectively, pertaining to the fair value of these contracts.

3 – STOCKHOLDERS’ EQUITY

Common stock

      Authorized common shares at June 30, 2003 and December 31, 2002 were 250,000,000 with a par value of $1. At June 30, 2003, the Corporation had 40,005,535 shares issued and outstanding of common stock (December 31, 2002-39,954,535).

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

4 – EARNINGS PER COMMON SHARE

      The calculations of earnings per common share for the three and six-months periods ended on June 30, 2003 and 2002 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income	$29,271	$26,979	$65,699	$52,628
Dividends on preferred stock	(6,751)	(6,751)	(13,502)	(12,904)

Net income available to common stockholders	$22,520	$20,228	$52,197	$39,724

Earnings per common share-basic:
Weighted average common shares outstanding	39,997	39,863	39,976	39,860

Earnings per common share basic	$0.56	$0.51	$1.30	$0.99

Earnings per common share-diluted:
Weighted average common shares and share equivalents:
Average common shares outstanding	39,997	39,863	39,976	39,860
Common stock equivalents – Options	981	645	876	533

Total	40,978	40,508	40,852	40,393

Earnings per common share-diluted	$0.55	$0.50	$1.28	$0.99

      Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the three and six-months periods ended on June 30, 2003 and 2002, all options outstanding during the period were included in the computation of outstanding shares.

      The Corporation accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Options granted are not subject to vesting requirements.

      During the three-month period ended on June 30, 2003, the Corporation granted 5,000 options to buy shares of the Corporation’s common stock. No options were granted during the three-month period ended June 30, 2002. During the six-months periods ended June 30, 2003 and June 30, 2002, the Corporation granted 365,000 and 522,750 options, respectively, to buy shares of common stock. Each of the 5,000 options granted during the second quarter of 2003 had an exercise price of $29.55, the 360,000 options granted during the first quarter of 2003 had an exercise price of $25.63 and the 522,750 options granted during the first quarter of 2002 had an exercise price of $18.69. The exercise prices of these options equaled the market price of the stock at grant date, therefore, no compensation cost was recognized on options granted.

      The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation granted during the second quarter and first half of 2003 and 2002.

Pro forma information:

	Three months
	ended	Six months ended
	June 30,	June 30,

	2003	2003	2002

	(In thousands, except per share data)
Net income
As reported	$29,271	$65,699	$52,629
Deduct: Stock-based employee compensation expense determined under fair value method	38	2,897	2,054

Pro forma	$29,233	$62,802	$50,575

Basic earnings per share
As reported	$0.56	$1.30	$0.99
Pro forma	$0.56	$1.23	$0.95
Diluted earnings per share
As reported	$0.55	$1.28	$0.99
Pro forma	$0.55	$1.21	$0.93

      Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during the second quarter of 2003 was estimated using the following assumptions: dividend yield of 1.49%; expected life of 3.29 years; expected volatility of 38.09%; and risk-free interest rate of 1.70%. The estimated fair value of the options granted was $7.67 per option.

      For the six-month periods ended June 30, 2003 and 2002, the fair value of each option granted was estimated using the following assumptions: dividend yield of 1.72% (2002-2.98%); expected life of 3.29 years (2002-3.29 years); expected volatility of 45.94% (2002-31.23%); and risk-free interest rate of 2.09% (2002-3.72%). The estimated fair value of the options granted was $7.94 (2002-$3.93) per option.

5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

      The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and contractual maturities of investment securities available for sale as of June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003					December 31, 2002

		Gross					Gross
		Unrealized			Weighted		Unrealized			Weighted
	Amortized			Market	average	Amortized			Market	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%

	(Dollars in thousands)
Obligations of U.S Government Agencies:
After 1 to 5 years						$500	$3		$503	3.87
After 5 to 10 years	$500	$5		$505	5.59	750	17		767	5.60
After 10 years	11,200	19		11,219	7.76	15,568	480		16,048	7.69
Puerto Rico Government Obligations:
After 5 to 10 years	5,090	529		5,619	6.22	4,999	375		5,374	6.27
After 10 years	5,099	638		5,737	6.28	5,679	401		6,080	6.30

United States and Puerto Rico Government Obligations	$21,889	$1,191		$23,080	7.01	$27,496	$1,276		$28,772	7.02

Mortgage-backed Securities:
FHLMC certificates:
Within 1 year	$2			$2	5.65
After 1 to 5 years	1,444	$80		1,524	6.63	$1,458	$82		$1,540	6.47
After 5 to 10 years	6,527	479		7,006	7.44	8,211	613		8,824	7.42
After 10 years	5,174	300		5,474	6.89	6,347	358		6,705	6.86

	13,147	859		14,006	7.13	16,016	1,053		17,069	7.11

GNMA certificates:
After 5 to 10 years	3,050	200		3,250	6.38	3,608	170		3,778	6.41
After 10 years	266,870	6,385		273,255	5.16	524,278	9,439		533,717	5.11

	269,920	6,585		276,505	5.17	527,886	9,609		537,495	5.12

FNMA certificates:
Within 1 year	6			6	4.94	29			29	6.33
After 1 to 5 years	3			3	7.51	5			5	7.68
After 5 to 10 years	578	37		615	7.67	764	53		817	7.66
After 10 years	975,345	23,042		998,387	4.87	1,916,460	39,523		1,955,983	4.93

	975,932	23,079		999,011	4.87	1,917,258	39,576		1,956,834	4.93

Mortgage pass through certificates:
After 10 years	916	27		943	7.26	1,175	32		1,207	7.23

Mortgage-backed Securities	$1,259,915	$30,550		$1,290,465	4.96	$2,462,335	$50,270		$2,512,605	4.99

Corporate Bonds:
Within 1 year	$985	$20		$1,005	7.82	$979	$36		$1,015	7.87
After 1 to 5 years	86,575	3,826	$154	90,247	6.00	85,711	1,244	$10,865	76,090	6.16
After 5 to 10 years	56,435	5,096		61,531	7.20	57,276	445	1,084	56,637	6.94

Corporate bonds	$143,995	$8,942	$154	$152,783	6.48	$143,966	$1,725	$11,949	$133,742	6.48

Equity securities (without contractual maturity)	$28,478	$9,058	$762	$36,774	2.50	$36,951	$10,006	$5,302	$41,655	1.72

Total Investment Securities Available for Sale	$1,454,277	$49,741	$916	$1,503,102	5.09	$2,670,748	$63,277	$17,251	$2,716,774	5.04

      Maturities for mortgage-backed securities are based upon contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted average yield on investment securities held for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

      The net unrealized gains or losses on available for sale securities are presented as part of accumulated other comprehensive income.

      During the first quarter of 2003, the Corporation reduced its deferred tax liability on the unrealized gains on available for sale securities to reflect current Puerto Rico tax statutes, which provide for tax exemption on the gain on sale of investments held by the Corporation’s international banking divisions. This tax benefit is reflected in Other Comprehensive Income.

      During the quarter ended March 31, 2003, the Corporation’s bank subsidiary sold $700 million of its 15-year 5.5% coupon and 30 year 6.5% mortgage-backed securities portfolio, to take advantage of a market opportunity, which arose when the 10-year treasury notes rate reached 3.56%. These sales derived a gain of approximately $16.2 million. Prepayments on mortgage-backed securities and repayments on callable securities accelerated when compared to recent historical experience. A substantial amount of the proceeds from both the aforementioned sales and accelerated prepayments of mortgage-backed securities had been maintained in money market instruments, awaiting an opportunity to reenter the longer-term investment market. For such reasons above stated, interest income was affected during this waiting period, which included the second quarter of 2003. During the months of July and August of 2003, with the increase in the 10-year treasury note rates, the Corporation’s Bank subsidiary purchased $2.0 billion in 15-year 5% coupon FNMA securities; Management’s best estimated yield on these securities is 4.20% and the estimated average life is 3.15 years. Yield and average life estimates vary depending on market interest rate fluctuations. These trades settle on August 18, 2003. In addition, the Corporation’s Bank subsidiary made investments in 10-year treasury securities, which will likely be sold before their contractual maturities. For this reason, the Corporation’s Bank subsidiary investment interest income is projected to increase by approximately $5 million per month after the settlement of the mortgage-backed securities purchases. Increase in interest income from investments might be affected by other factors such as prepayments, investment purchases or sales.

      Management’s impairment analyses on its investment securities during the first quarter of 2003, concluded that other-than-temporary impairments of approximately $3.2 million and $739,000 had occurred on one of the securities in the equity securities portfolio and on one of the bonds in the corporate bonds portfolio, respectively. An impairment charge for these other-than-temporary impairments was recognized in the Consolidated Statement of Income during the first quarter of 2003. Management’s impairment analysis during the second quarter concluded that there are no other-than-temporary impairments on the rest of the bonds and equity securities portfolio at June 30, 2003. During the second quarter of 2002, the Corporation recognized an other-than-temporary impairment loss of $14.8 million in certain corporate bonds.

      Total proceeds from the sale of securities during the six-month period ended June 30, 2003 amounted to $748 million (2002-$547.5 million). The Corporation realized gross gains of $27.8 million (2002-$15.4 million), and gross realized losses of $4 million (2002-$14.8 million). The realized losses are mainly composed of the above mentioned other-than-temporary impairments.

Investment Securities Held to Maturity

      The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and contractual maturities of investment securities held-to-maturity as of June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003					December 31, 2002

		Gross					Gross
		Unrealized			Weighted		Unrealized			Weighted
	Amortized			Market	average	Amortized			Market	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%

	(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$1,323		$2	$1,321	0.97
Obligations of other U.S Government Agencies:
Due within 1 year	146,282		130	146,152	1.15
After 1 to 5 years	500	$1		501	3.02
After 10 years	731,368	1,899	1	733,266	3.19	$628,820	$3,307	$59	$632,068	7.85
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	325		5,325	5.00	5,000	113		5,113	5.00
After 10 years	4,495	865		5,360	6.50	4,354	586		4,940	6.50

United States and Puerto Rico Government obligations	$888,968	$3,090	$133	$891,925	2.88	$638,174	$4,006	$59	$642,121	7.82

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	$42,337	$116		$42,453	3.70
FNMA certificates:
After 5 to 10 years	33,677	387		34,064	3.84

Mortgage-backed securities	$76,014	$503	$—	$76,517	3.76

Corporate bonds:
Due within 1 year	$44,887		$17	$44,870	2.73	$25,000			$25,000	3.05
After 1 to 5 years	19,751	$69		19,820	2.68	39,432		$609	38,823	2.95

Corporate bonds	$64,638	$69	$17	$64,690	2.71	$64,432		$609	$63,823	2.98

Total Investment Securities Held to Maturity	$1,029,620	$3,662	$150	$1,033,132	2.93	$702,606	$4,006	$668	$705,944	7.38

      Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. Rates in the Corporate bonds classified as held to maturity are floating.

6 – INVESTMENT IN FHLB STOCK

      At June 30, 2003 and December 31, 2002 there were investments in FHLB stock with book value of $42,595,400 and $35,629,500 respectively. The estimated market value of such investments is its redemption value.

7 – LOANS RECEIVABLE

      The following is a detail of the loan portfolio:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Residential real estate loans:
Secured by first mortgages:
Conventional	$2,230,431	$1,778,046
Insured by government agencies:
Federal Housing Administration and Veterans Administration	52,094	41,805
Puerto Rico Housing Bank and Finance Agency	17,152	19,060
Secured by second mortgages	6,811	7,650

	2,306,488	1,846,561
Deferred net loan fees	(3,386)	(3,247)

Residential real estate loans	2,303,102	1,843,314

Commercial loans:
Construction	317,926	259,053
Commercial	1,558,088	1,418,792
Commercial mortgage	766,098	813,513

Commercial loans	2,642,112	2,491,358

Finance leases	152,235	143,412

Consumer and other loans:
Personal	407,811	413,931
Personal lines of credit	10,834	10,401
Auto	611,796	565,478
Boat	55,939	53,017
Credit card	166,304	164,172
Home equity reserve loans	4,573	4,566
Unearned interest	(57,941)	(62,553)

Consumer and other loans	1,199,316	1,149,012

Loans receivable	6,296,765	5,627,096
Allowance for loan losses	(120,563)	(111,911)

Loans receivable, net	6,176,202	5,515,185
Loans held for sale	2,252	10,754

Total loans	$6,178,454	$5,525,939

8 – IMPAIRED LOANS

      At June 30, 2003, the Corporation had $34.6 million ($27 million at December 31, 2002) in commercial and real estate loans over $1 million considered impaired with an allowance of $9.5 million, of which $7.3 million was established based on the fair value of collateral and $2.2 million established based on the present value of future cash flows ($5.9 million at December 31, 2002 which was established based on the fair value of the collateral). The allowance for impaired loans is part of the allowance for loan losses. The average recorded investment in impaired loans amounted to $30.8 million for the six-month period ended on June 30, 2003 (2002 – $17 million). Interest income in the amount of approximately $440,000 and $570,000 was recognized on impaired loans for the period ended on June 30, 2003 and 2002, respectively.

9 – SEGMENT INFORMATION

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

      The accounting policies of the segments are the same as those described in Note 2 of the Corporation’s financial statements for the year ended December 31, 2002 contained in the annual report of the Corporation on Form 10-K.

      The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses, other income and direct operating expenses. The segments are also evaluated based on the average volume of its earning assets less the allowance for loan losses.

      The only intersegment transaction is the net transfer of funds between the Treasury and Investment segment and other segments. The Treasury and Investment segment sells funds to the Retail and Commercial Corporate segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by the Investment and Treasury segment are based on market rates.

      The following table presents information about the reportable segments (in thousands):

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total

For the quarter ended June 30, 2003:
Interest income	$67,726	$25,540	$29,559		$122,825
Net (charge) credit for transfer of funds	(12,512)	20,603	(8,091)
Interest expense	(11,770)	(47,152)			(58,922)
Net interest income	43,444	(1,009)	21,468		63,903
Provision for loan losses	(5,667)		(6,933)		(12,600)
Other income	10,388	9,615	1,277	$1,716	22,996
Direct operating expenses	(21,816)	(573)	(1,416)	(356)	(24,161)
Segment income	$26,349	$8,033	$14,396	$1,360	50,138
Average earning assets	$3,434,519	$2,943,579	$2,509,018		$8,887,116
For the period ended June 30, 2003:
Interest income	$133,575	$64,503	$57,666		$255,744
Net (charge) credit for transfer of funds	(21,984)	39,142	(17,158)
Interest expense	(24,889)	(94,515)			(119,404)
Net interest income	86,702	9,130	40,508		136,340
Provision for loan losses	(14,002)		(15,162)		(29,164)
Other income	19,015	24,060	2,988	$3,105	49,168
Direct operating expenses	(41,623)	(1,189)	(3,326)	(861)	(46,999)
Segment income	$50,092	$32,001	$25,008	$2,244	$109,345
Average earning assets	$3,299,047	$3,135,016	$2,480,989		$8,915,052

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total

For the quarter ended June 30, 2002:
Interest income	$54,842	$51,553	$29,953		$136,348
Net (charge) credit for transfer of funds	(12,681)	26,999	(14,318)
Interest expense	(14,560)	(53,264)			(67,824)
Net interest income	27,601	25,288	15,635		68,524
Provision for loan losses	(8,383)		(6,117)		(14,500)
Other income	9,977	(2,295)	1,103	$2,212	10,997
Direct operating expenses	(18,173)	(527)	(1,359)	(158)	(20,217)
Segment income	$11,022	$22,466	$9,262	$2,054	$44,804
Average earning assets	$2,230,054	$3,571,237	$2,178,420		$7,979,711
For the period ended June 30, 2002:
Interest income	$108,592	$104,774	$59,698		$273,064
Net (charge) credit for transfer of funds	(23,770)	52,071	(28,301)
Interest expense	(29,276)	(105,993)			(135,269)
Net interest income	55,546	50,852	31,397		137,795
Provision for loan losses	(21,328)		(12,972)		(34,300)
Other income	19,430	(1,309)	2,083	$3,283	23,487
Direct operating expenses	(35,068)	(1,076)	(2,776)	(276)	(39,196)
Segment income	$18,580	$48,467	$17,731	$3,007	$87,786
Average earning assets	$2,174,623	$3,646,760	$2,156,930		$7,978,313

      The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
Total income for segments	$50,138	$44,804	$109,345	$87,786
Other operating expenses	(15,113)	(11,631)	(31,746)	(24,501)
Income taxes	(5,754)	(6,193)	(11,900)	(10,657)

Total consolidated net income	$29,271	$26,980	$65,699	$52,628

Average assets:
Total average earning assets for segments	$8,887,115	$7,979,711	$8,915,052	$7,978,313
Average non earning assets	419,618	318,514	419,203	318,802

Total consolidated average assets	$9,306,733	$8,298,225	$9,334,255	$8,297,115

10 – INCOME TAX

      The Puerto Rico Treasury Department conducted an investigation of the Bank’s income tax returns for the years 1995, 1997, 1998 and 1999. Subsequent to the quarter ended June 30, 2003, the Bank and the Puerto Rico Tax Department reached an agreement whereby the investigation of the aforementioned tax returns was closed. The agreement did not have a material impact on the Corporation’s results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30

	2003	2002	2003	2002

Condensed income statements (in thousands):
Interest income	$122,825	$136,348	$255,744	$273,064
Interest expense	58,922	67,825	119,404	135,269

Net interest income	63,903	68,523	136,340	137,795
Provision for loan losses	12,600	14,500	29,164	34,301

Net interest income after provision for loan losses	51,303	54,023	107,176	103,494
Other income	12,862	11,209	25,346	22,872
Gain (loss) on sale of investments, net	10,135	(211)	23,822	617
Other operating expense	39,275	31,848	78,745	63,697

Income before income tax provision	35,025	33,173	77,599	63,286
Income tax provision	5,754	6,194	11,900	10,657

Net income	$29,271	$26,979	$65,699	$52,629

Net income available to common stockholders	$22,520	$20,228	$52,197	$39,724

Per common share results (basic and diluted):
Net income per common share-basic	$0.56	$0.51	$1.30	$0.99
Net income per common share-diluted	$0.55	$0.50	$1.28	$0.99
Cash dividends declared	$0.11	$0.10	$0.22	$0.20
Selected financial ratios (in percent):
Average yield on earning assets (1)	5.70	7.41	6.06	7.47
Cost of interest bearing liabilities	2.99	3.74	3.03	3.74
Interest rate spread (1)	2.71	3.67	3.03	3.73
Net interest margin (1)	3.07	4.04	3.38	4.09
Net income to average total assets	1.26	1.30	1.41	1.27
Net income to average total equity	13.80	15.07	15.82	15.12
Net income to average common equity	18.47	22.75	22.20	22.53
Average equity to average total assets	9.11	8.63	8.90	8.39
Dividend payout ratio	19.54	19.70	16.85	20.07
Efficiency ratio (2)	45.20	40.05	42.45	39.49

	June 30,	December 31,

	2003	2002

Regulatory capital ratios (in percent):
Total capital to risk weighted assets	13.56	13.75
Tier 1 capital to risk weighted assets	11.72	11.90
Tier 1 capital to average assets	8.13	7.35
Balance sheet data (in thousands):
Loans and loans held for sale	$6,299,017	$5,637,850
Allowance for loan losses	120,563	111,911
Investments	3,392,674	3,728,669
Total assets	9,934,314	9,643,852
Deposits	5,433,642	5,482,918
Borrowings	3,159,374	3,249,355
Total common equity	494,696	437,924
Total equity	855,196	798,424
Book value per common share	$12.37	$10.96
Number of full service branches	55	54
Loan origination offices	54	44

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

      RESULTS OF OPERATIONS

      This discussion and analysis relates to the accompanying consolidated interim unaudited financial statements of First BanCorp (the Corporation) and should be read in conjunction with the interim unaudited financial statements and the notes thereto. Information in the notes referred to in this discussion and analysis is hereby incorporated by reference herein. The use of terms such as “see”, “refer to”, “included in” or “explained in” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

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

      For the quarter ended on June 30, 2003, the Corporation recorded earnings of $29,270,698 or $0.56 per common share (basic) and $0.55 per share (diluted), as compared to earnings of $26,979,054 or $0.51 per share basic and $0.50 per share diluted for the second quarter of 2002. These results represent an increase in diluted earnings per share of 10.0% for this quarter.

Net Interest Income

      Net interest income for the six-month period ended on June 30, 2003 decreased by approximately $1.5 million, as compared with the same period in 2002; a decrease of approximately $13.2 million on a taxable equivalent basis. Decrease in net interest income, on a tax equivalent basis, when compared to the same period last year, is attributed to lower average rates. Lower average rates during the first half 2003 as compared to the same period last year were consistent with the interest rate scenario for the period. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 2.71% and 3.07%, respectively, for the second quarter of 2003 as compared to 3.67% and 4.04%, respectively, for the second quarter of 2002. The interest rate spread and net interest margin on a tax equivalent basis, amounted to 3.03% and 3.38%, respectively, for the six-month period ended on June 30, 2003 as compared to 3.73% and 4.09%, for the six-month period ended June 30, 2002.

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

PART I

	Three months ended June 30,
	Average volume		Interest income (1) /expense		Average rate (1)

	2003	2002	2003	2002	2003	2002

	(Dollars in thousands)
Earning assets:
Money market instruments	$674,271	$57,309	$1,819	$261	1.08%	1.83%
Government obligations	445,581	915,941	8,011	14,668	7.21%	6.42%
Mortgage-backed securities	1,535,952	2,284,457	16,931	43,556	4.42%	7.65%
FHLB stock	40,835	35,630	471	466	4.63%	5.25%
Corporate bonds	208,363	270,724	2,609	4,273	5.02%	6.33%

Total investments	2,905,002	3,564,061	29,841	63,224	4.12%	7.12%

Residential real estate loans	2,160,876	1,136,570	26,288	17,556	4.88%	6.20%
Construction	316,303	212,048	3,837	2,825	4.87%	5.34%
Commercial loans	2,253,334	2,014,653	25,720	27,258	4.58%	5.43%
Finance leases	149,447	135,061	3,688	3,657	9.90%	10.86%
Consumer loans	1,187,567	1,017,214	38,164	34,659	12.89%	13.67%

Total loans (2)	6,067,527	4,515,546	97,697	85,955	6.46%	7.64%

Total earning assets	$8,972,529	$8,079,607	$127,538	$149,179	5.70%	7.41%

Interest-bearing liabilities:
Deposits	$4,857,677	$4,370,813	$27,277	$33,736	2.25%	3.10%
Other borrowed funds	2,361,613	2,575,800	26,586	30,195	4.52%	4.70%
FHLB advances	672,290	325,693	5,059	3,894	3.02%	4.80%

Total interest-bearing liabilities	$7,891,580	$7,272,306	$58,922	$67,825	2.99%	3.74%

Net interest income			$68,616	$81,354

Interest rate spread					2.71%	3.67%
Net interest margin					3.07%	4.04%

	Six months ended June 30,
	Average volume		Interest income (1) /expense		Average rate (1)

	2003	2002	2003	2002	2003	2002

	(Dollars in thousands)
Earning assets:
Money market instruments	$409,846	$50,924	$2,274	$461	1.12%	1.83%
Government obligations	507,377	876,699	19,673	26,214	7.82%	6.03%
Mortgage-backed securities	1,928,360	2,371,471	49,978	90,933	5.23%	7.73%
FHLB stock	38,247	29,577	972	719	5.12%	4.90%
Corporate bonds	208,404	305,643	5,043	10,256	4.88%	6.77%

Total investments	3,092,234	3,634,314	77,940	128,583	5.08%	7.13%

Residential real estate loans	2,040,080	1,081,403	51,454	34,114	5.09%	6.36%
Construction	300,009	212,409	7,227	5,713	4.86%	5.42%
Commercial loans	2,238,533	1,987,221	50,463	54,176	4.55%	5.50%
Finance leases	147,011	133,291	7,379	7,312	10.12%	11.06%
Consumer loans	1,174,515	1,020,168	75,546	69,146	12.97%	13.67%

Total loans (2)	5,900,148	4,434,492	192,069	170,461	6.56%	7.75%

Total earning assets	$8,992,382	$8,068,806	$270,009	$299,044	6.06%	7.47%

Interest-bearing liabilities:
Deposits	$4,861,493	$4,233,784	$56,217	$66,280	2.33%	3.16%
Other borrowed funds	2,478,783	2,731,440	53,674	61,193	4.37%	4.52%
FHLB advances	595,191	325,781	9,513	7,796	3.22%	4.83%

Total interest-bearing liabilities	$7,935,467	$7,291,005	$119,404	$135,269	3.03%	3.74%

Net interest income			$150,605	$163,775

Interest rate spread					3.03%	3.73%
Net interest margin					3.38%	4.09%

      (1) On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate of 39%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

      (2) Non-accruing loans are included in the average balances.

PART II

	Three months ended on June 30,			Six months ended on June 30,
	2003 compared to 2002			2003 compared to 2002

	Variance	Variance		Variance	Variance
	due to	due to	Total	due to	due to	Total
	volume	rate	variance	volume	rate	variance

	(Dollars in thousands)
Interest income on earning assets:
Money market instruments	$2,242	$(684)	$1,558	$2,635	$(822)	$1,813
Government obligations	(8,007)	1,350	(6,657)	(12,767)	6,226	(6,541)
Mortgage-backed securities	(11,639)	(14,986)	(26,625)	(14,977)	(25,978)	(40,955)
FHLB stock	64	(59)	5	219	34	253
Corporate bonds	(877)	(787)	(1,664)	(2,778)	(2,436)	(5,214)

Total investments	(18,217)	(15,166)	(33,383)	(27,668)	(22,976)	(50,644)

Consumer loans	5,650	(2,145)	3,505	10,253	(3,852)	6,401
Real estate loans	14,168	(5,436)	8,732	27,365	(10,026)	17,339
Construction loans	1,329	(317)	1,012	2,246	(732)	1,514
Commercial loans	2,987	(4,525)	(1,538)	6,326	(10,039)	(3,713)
Finance leases	373	(342)	31	724	(657)	67

Total loans	24,507	(12,765)	11,742	46,914	(25,306)	21,608

Total interest income	6,290	(27,931)	(21,641)	19,246	(48,282)	(29,036)

Interest expense on interest bearing liabilities:
Deposits	3,264	(9,723)	(6,459)	8,655	(18,718)	(10,063)
Other borrowed funds	(2,444)	(1,165)	(3,609)	(5,521)	(1,998)	(7,519)
FHLB advances	3,384	(2,219)	1,165	5,414	(3,699)	1,715

Total interest expense	4,204	(13,107)	(8,903)	8,548	(24,415)	(15,867)

Change in net interest income	$2,086	$(14,824)	$(12,738)	$10,698	$(23,867)	$(13,169)

      Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $4.7 million and $14.3 million for the three and six-month periods ended on June 30, 2003, respectively, and of $12.8 million and $26.0 million for the three and six-month period ended on June 30, 2002. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations), mortgage-backed securities and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance as required by the Puerto Rico tax law.

Interest Income

      Interest income decreased by $13.5 million and $17.3 million for the three and six-month periods ended on June 30, 2003, as compared to the same periods for 2002. When adjusted to a taxable equivalent basis, interest income decreased by $21.6 and $29 million for the three and six-month periods ended on June 30, 2003, as compared to the same periods in 2002. The yield on earning assets, on a taxable equivalent basis, amounted to 5.70% and 7.41% for the three-month periods ended on June 30, 2003 and 2002, respectively; and 6.06% and 7.47% for the six-month periods ended on June 30, 2003 and 2002, respectively. As explained, decrease in interest income is attributed to lower yields given lower market rates.

      The average volume of earning assets increased by $893 million and $924 million for the three and six-month periods ended on June 30, 2003, as compared to the same periods in 2002. The average volume of the loan portfolio increased by $1,552 million and $1,466 million for the three and six-month periods ended on June 30, 2003, as compared with the same periods in 2002, mostly concentrated in residential real estate and commercial loans. The significant increase in the average volume of loans was partially offset by decreases in the average volume of investments. The average volume of total investments decreased by approximately $659 million and $542 million for the three and six-month periods ended on June 30, 2003 as compared with the same period in 2002. The decrease in average volumes of investments is mainly attributed to the Corporation’s strategy of not reinvesting the proceeds from the sale of $700 million mortgage-backed securities in March 2003; and from prepayments; in long term fixed rate mortgage-backed securities at low rates experienced during the second quarter and first half of 2003. Refer to Note 5 for further discussion on main reasons for decreases in average investments and impact on interest income.

Interest Expense

      Interest expense decreased by $8.9 million and $15.9 million for the three and six-month periods ended on June 30, 2003, as compared with the amount recorded in the same periods of 2002. The decrease in the interest expense for the periods ended on June 30, 2003 when compared with the same periods last year, was the result of a decrease in the cost of interest bearing liabilities, due to lower market rates, causing a positive rate variance of $13.1 million and $24.4 million, for the three and six-month periods ended June 30, 2003. This positive effect was partially offset with an increase in the average volume of interest bearing liabilities generating a negative volume variance of $4.2 million and $8.5 million, for the three and six-month periods ended June 30, 2003. The cost of interest bearing liabilities decreased from 3.74% for the three and six-month periods ended on June 30, 2002 to 2.99% and 3.03%for the three and six-month periods ended June 30, 2003. This decrease in lower average cost of funds results from the impact of the Federal Reserve Board interest rate cuts during recent years, the latest being the June 2003 twenty-five basis points cut.

Provision and Allowance for Loan Losses

      For the three and six-month periods ended on June 30, 2003, the Corporation provided $12.6 million and $29.2 million for loan losses, as compared to $14.5 million and $34.3 million for the same periods of 2002. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses at a level that Management considers adequate to absorb probable losses incurred in the portfolio. The Corporation establishes the allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and a percentage of the assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, fair value of the underlying collateral, financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, USVI or BVI economies may contribute to delinquencies and defaults, thus necessitating additional reserves.

      The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

      Net charge offs were $9.9 million (.65% of average loans) for the second quarter of 2003, as compared to $9.8 million (.87% of average loans) for the second quarter of 2002. The charge offs ratio is at the lowest level of the last 10 years, in spite of uncertain economic conditions. The improvement when compared to recent historical data is attributed to the Corporation’s underwriting, credit administration policies and effective risk management structure.

      The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Allowance for loan losses, beginning of period	$117,887	$99,467	$111,911	$91,060
Provision for loan losses	12,600	14,500	29,164	34,301

Loans Charge-Offs:
Residential real estate		(2)		(38)
Commercial and Construction	(1,505)	(1,420)	(3,743)	(2,266)
Finance leases	(555)	(369)	(1,199)	(1,102)
Consumer	(9,714)	(9,819)	(19,226)	(21,424)

Total charge-offs	(11,774)	(11,610)	(24,168)	(24,830)

Recoveries of loans previously charged-off:
Commercial and Construction	102	180	182	191
Finance leases	124	90	219	160
Consumer	1,624	1,523	3,255	3,268

Total recoveries	1,850	1,793	3,656	3,619

Net charge-offs	(9,924)	(9,817)	(20,512)	(21,211)

Allowance for loan losses, end of period	$120,563	$104,150	$120,563	$104,150

Allowance for loan losses to total loans	1.91%	2.22%	1.91%	2.22%
Net charge-offs annualized to average loans outstanding during the period	0.65%	0.87%	0.70%	0.96%

Other Income

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Other fees on loans	$4,995	$5,465	$10,001	$10,728
Service charges on deposit accounts	2,370	2,354	4,945	4,833
Mortgage banking activities	1,584	896	1,942	1,310
Rental income	544	577	1,030	1,128
Insurance income	988	570	1,995	996
Other commissions	170	333	356	770
Dividend on equity securities	158	170	353	328
Other operating income	2,730	3,098	4,838	5,033

Other income before net gain on sale of investments and impairment	13,539	13,463	25,460	25,126

Net gain (loss) on sale of investments and impairment losses	10,135	(211)	23,822	617
Derivative loss	(678)	(2,254)	(114)	(2,254)

Total	$22,996	$10,998	$49,168	$23,489

      Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; net gains on sale of investments; and derivatives. Other income for the quarter ended June 30, 2003 amounted to approximately $23 million, as compared to approximately $11 million for the same period in 2002. Other income, excluding the net gains on sales of investments and derivatives for losses, remained in line when comparing the six and three-month periods ended June 30, 2003 with the same periods of 2002.

      Other fees on loans consist mainly of credit card fees and late charges collected on loans.

      Service charges on deposit accounts includes monthly fee on deposit accounts and fees on returned and paid check charges, which represent an important and stable source of other income for the Corporation.

      Mortgage banking activities income includes gain on sale of loans and the servicing fees on residential mortgage loans originated by the Corporation and subsequently sold.

      The Corporation’s subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

      Insurance income consists of insurance commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the USVI, FirstBank Insurance V.I., Inc.

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

      The net gain on the sale of investment securities reflects gains or losses as a result of sales that are in consonance with the Corporation’s investment policies as well as impairments on securities held in the portfolio. During the quarter ended June 30, 2003, the Corporation realized gains of approximately $10.1 million mainly from the sale of equity securities. As explained in Note 5 to the financial statements, Management impairment analyses on its investment portfolio during the second quarter of 2003 concluded that there were no other than temporary impairments. For the six-month period ended June 30, 2003, impairments recognized on investments securities amounted to approximately $3.9 million, all of which were recognized during the first quarter of 2003, based on Management impairment analyses during the first quarter. During the second quarter of 2002, the Corporation recognized an impairment loss of $14.8 million in certain corporate bonds. Net gains on the sale of investment for the six-month period ended June 30, 2003 amounted to $23.8 million mainly composed of aforementioned second quarter gains of $10.1 million and net gains of $13.7 million recognized during the first quarter, mainly from the sale of approximately $700 million 5.5% 15 year FNMA and 6.5% 30 year GNMA certificates in March of 2003.

      As explained in Note 2 to the accompanying unaudited financial statements for the six-month period ended June 30, 2003, the derivative loss consists of an unrealized loss of approximately $114,000 due to the adjustment to fair value of a portfolio of swaps that does not qualify for hedge accounting.

Other Operating Expenses

      The following table presents the detail of other operating expenses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Employees’ compensation and benefits	$18,314	$14,438	$36,524	$28,818
Occupancy and equipment	8,831	6,862	17,715	13,690
Business promotion	2,707	2,455	5,423	5,098
Taxes	1,760	1,644	3,507	3,287
Insurance	813	722	1,751	1,359
Net (gain) cost of operations and disposition of other real estate owned	(2)	(70)	(16)	51
Professional fees	597	751	1,351	1,491
Servicing and processing fees	1,544	1,359	3,037	2,644
Communications	1,714	1,352	3,462	2,651
Supplies and printing	526	457	989	741
Other	2,471	1,878	5,002	3,867

Total	$39,275	$31,848	$78,745	$63,697

      Operating expenses increased to $39.2 million and $78.7 million for the three and six-month periods ended on June 30, 2003, respectively, as compared to $31.8 million and $63.7 million for the same periods of 2002. The increase in operating expenses for 2003 is mainly the result of general growth in the Bank’s operations, including the acquisition of JP Morgan Chase’s Eastern Caribbean Region business, which represented approximately $6.2 million of the increase for the second quarter and $12.2 million of the increase for the six-month period ended June 30, 2003, as compared to the same periods of 2002.

      Management’s goal is to limit expenditures to those that directly contribute to increase the efficiency, service quality and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement on earnings in recent years. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income, other income and gain on sale of investments, net, was 42.45% for the six month period ended June 30, 2003 as compared to 39.49% for the same period last year, and remains one of the best in the industry.

      For the six-month period ended on June 30, 2003, other operating expenses include a core deposit intangible amortization of approximately of $1,200,000 as compared to approximately $460,000 for the same period last year. The estimated aggregate amortization expense on this core deposit intangible asset for each of the five succeeding fiscal years will amount to approximately $2,400,000.

Provision for Income Tax

      The provision for income tax amounted to $11.9 million (or 15.3% of pretax earnings) for the six-month period ended on June 30, 2003 as compared to $10.7 million (or 16.8% of pretax earnings) for the same period in 2002.

      The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in government obligations and mortgage-backed securities exempt from U. S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking division of the Corporation and the Bank. These divisions were created under the International Banking Entity Act of P. R., which provides for total P.R. tax exemption on its interest income, other income and gain on sale of investments. The decrease in the effective tax rate is mainly due to an increase in the portfolio of exempt investments and investments held in the Corporation’s international banking divisions.

      FINANCIAL CONDITION

Assets

      Total assets as of June 30, 2003 amounted to $9,934 million, an increase of $290 million as compared to total assets as of December 31, 2002 of $9,644 million. The increase was mainly the result of an increase of approximately $661 million in total loans partially offset by a decrease of approximately $336 million in total investments including money market instruments.

      The composition of loans receivable:

	June 30,	December 31,	Increase
	2003	2002	(Decrease)

	(Dollars in thousands)
Residential real estate loans	$2,305,354	$1,854,068	$451,286

Commercial real estate loans	766,098	813,513	(47,415)
Construction loans	317,926	259,053	58,873
Commercial loans	1,558,088	1,418,792	139,296

Total commercial loans	2,642,112	2,491,358	150,754

Finance leases	152,235	143,412	8,823
Consumer and other loans	1,199,316	1,149,012	50,304

Total	$6,299,017	$5,637,850	$661,167

      The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $1,485 million and repayments and other adjustments of $824 million. The Corporation’s core lending operations have continued to grow especially commercial and residential mortgages. The commercial loan portfolio grew by $151 million and the residential real estate loans grew by $451 million. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $9 million. Consumer and other loans increased by $50 million as compared to December 31, 2002.

Non-performing Assets

      Total non-performing assets are the sum of non-accruing loans, OREO’s, other repossessed properties and investment securities. Non-accruing loans and investments are loans and investments as to which interest is no longer being recognized. When loans and investments fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

      At June 30, 2003, total non-performing assets amounted to $100.9 million (1.02% of total assets) as compared to $104.7 million (1.09% of total assets) at December 31, 2002 and $79 million (0.96% of total assets) at December 31, 2001. The Corporation’s allowance for loan losses to non-performing loans ratio was 135.47% at June 30, 2003 as compared to 121.95% and 124.74% at December 31, 2002 and 2001, respectively.

      Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

      Non-performing loans as of June 30, 2003 were $88.9 million (1.41% of total loans), as compared to $91.8 million (1.63% of total loans) and $73 million (1.69%) as of December 31, 2002 and December 31, 2001, respectively. Non-performing loans when compared to the balance at December 31, 2002, decreased both in dollar amount and as a percentage of the portfolios. The decrease results from controlled delinquencies, especially in the Bank’s consumer portfolios. The increase in dollar amount, when compared to the December 31, 2001 figure, is composed mostly of secured real estate loans and is due to: general growth of the portfolios, the acquisition of JP Morgan Chase’s Eastern Caribbean Region operations and a residential finished homes loan project, which was included in non-accrual during September 2002 with an $11.2 million balance. At June 30, 2003, such loan had a $4.1 million balance, since 74% of the project houses have been sold and delivered, and 21% have been optioned and are in the process of closing.

      The following table presents non-performing assets at the dates indicated:

	June 30,	December 31,
	2003	2002	2001

	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$25,128	$23,018	$18,540
Commercial and commercial real estate	47,542	47,705	29,378
Finance leases	2,005	2,049	2,469
Consumer	14,323	18,993	22,611

	88,998	91,765	72,998

Other real estate owned (OREO)	2,752	2,938	1,456
Other repossessed property	5,378	6,222	4,596
Investment securities	3,750	3,750	—

Total non-performing assets	$100,878	$104,675	$79,050

Past due loans	$28,787	$24,435	$27,497
Non-performing assets to total assets	1.02%	1.09%	0.96%
Non-performing loans to total loans	1.41%	1.63%	1.69%
Allowance for loan losses	$120,563	$111,911	$91,060
Allowance to total non-performing loans	135.47%	121.95%	124.74%

Non-accruing Loans

      Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management’s understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $25.1 million (1.09% of total residential real estate loans) at June 30, 2003, as compared to $23 million (1.24% of total residential real estate loans) and $19 million (1.83% of total residential real estate loans) at December 31, 2002 and 2001, respectively.

      Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $47.5 million (1.80% of total commercial loans) at June 30, 2003 as compared to $48 million (1.91% of total commercial loans) and $29 million (1.37% of total commercial loans) at December 31, 2002 and 2001, respectively. At June 30, 2003, there were six non-accruing commercial loans over $1 million, for a total of $18.9 million.

      Finance Leases - Finance leases are classified in non-accruing when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2 million (1.32% of total finance leases) at June 30, 2003, as compared to $2 million (1.43% of total finance leases) and $2.5 million (1.93% of total finance leases) at December 31, 2002 and 2001, respectively.

      Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

      Non-accruing consumer loans amounted to $14.3 million (1.19% of the total consumer loan portfolio) at June 30, 2003, as compared to $19 million (or 1.65% of the total consumer loan portfolio) and $23 million (or 2.21% of the total consumer loan portfolio) at December 31, 2002 and December 31, 2001, respectively.

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

      Sources of Funds

      The Corporation’s principal funding sources are branch-based deposits, retail brokered deposits, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, and FHLB advances.

      As of June 30, 2003, total liabilities amounted to $9,079 million, an increase of $234 million as compared to $8,845 million as of December 31, 2002. The net increase in total liabilities was mainly due to: (1) an increase of $340 million in advances from FHLB; (2) an increase of $375 million in account payable for unsettled investment trades; (3) net of a decrease of approximately $1.9 million in accounts payable and other liabilities; (4) net of a decrease in federal funds purchased and securities sold under agreements to repurchase of $430 million and (5) a decrease of $49 million in total deposits.

      The Corporation maintains unsecured standby lines of credit with other banks. At June 30, 2003 the Corporation’s total unused lines of credit with these banks amounted to approximately $50,000,000. At June 30, 2003, the Corporation had an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $22,829,940. At June 30, 2003, the Corporation had available collateral that can be pledged with the FHLB to obtain additional line of credit in the amount of $688,711,352.

      Capital

      Total stockholders’ equity as of June 30, 2003 amounted to $855 million, increasing by $57 million from the amount as of December 31, 2002. The increase was mainly the result of earnings for the period ended on June 30, 2003 of $66 million, the proceeds from the issuance of 51,000 shares of common stock through the exercise of stock options which were approximately $727,000, the positive fluctuation in the valuation of securities available for sale of $12.6 million, reduced by dividends paid of $22.3 million.

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

      Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio) and ratios of Tier 1 and total capital to risk-weighted assets, as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk-weighting factors to the Corporation’s assets, which vary from 0% to 100% depending on the nature of the asset.

      At June 30, 2003 and December 31, 2002, the most recent notification from FDIC, categorized the Corporation as a well-capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

      The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirements

			For capital		To be well
	Actual		adequacy purposes		capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
At June 30, 2003
Total Capital (to Risk-Weighted Assets):
First BanCorp	$864,783	13.56%	$510,309	8%	$637,886	10%
FirstBank	775,320	12.19%	508,731	8%	635,913	10%
Tier I Capital (to Risk-Weighted Assets):
First BanCorp	$747,800	11.72%	$255,154	4%	$382,731	6%
FirstBank	662,313	10.42%	254,365	4%	381,548	6%
Tier I Capital (to Average Assets):
First BanCorp	$747,800	8.13%	$275,901	3%	$459,835	5%
FirstBank	662,313	7.23%	274,932	3%	458,219	5%
At December 31, 2002
Total Capital (to Risk-Weighted Assets):
First BanCorp	$816,946	13.75%	$475,155	8%	$593,944	10%
FirstBank	739,996	12.50%	473,617	8%	592,022	10%
Tier I Capital (to Risk-Weighted Assets):
First BanCorp	$707,083	11.90%	$237,578	4%	$356,366	6%
FirstBank	632,487	10.68%	236,809	4%	355,213	6%
Tier I Capital (to Average Assets):
First BanCorp	$707,083	7.35%	$288,628	3%	$481,046	5%
FirstBank	632,487	6.62%	286,801	3%	478,002	5%

Dividends

      During the period ended June 30, 2003, the Corporation declared a quarterly cash dividend of $0.11 per common share representing a 10% increase over the quarterly cash dividend of $0.10 per common share declared for the same period in 2002. Total dividends declared per common share for the period ended on June 30, 2003 amounted to $8.8 million for an annualized dividend payout ratio of 16.85% as compared to $8.0 million for the period ended June 30, 2002 (or a 20.07% dividend payout ratio). Dividends declared on preferred stock amounted to $13.5 million for the period ended on June 30, 2003 as compared to $12.9 million for the same period last year.

Contractual Obligations and Commitments

      The following table presents a detail of the maturities of contractual debt obligations and commitments to extend credit:

	(Dollars in thousands)

		Less than			After
	Total	1 year	1-3 years	4-5 year	5 years

Contractual Obligations:
Federal funds purchased and securities sold under agreements to repurchase	$2,363,557	$445,097	$100,000	$450,000	$1,368,460
Advances from FHLB	713,000	390,000	50,000		273,000
Subordinated Notes	82,816		82,816

Total Contractual Cash Obligations	$3,159,373	$835,097	$232,816	$450,000	$1,641,460

Other Commitments:
Lines of Credit	$346,265	$346,265
Standby Letters of Credit	81,843	81,843
Other Commercial Commitments	607,177	607,177

Total Commercial Commitments	$1,035,285	$1,035,285

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

      The Corporation has obligations to make future payments under lease agreements contracts. The maturities of the operational leases are included on page 74 of the Corporation’s annual report to security holders for the year ended December 31, 2002.

Liquidity

      Liquidity refers to the level of cash and eligible investments to meet loan and investment commitments, potential deposit outflows and debt repayments. The Asset Liability Management and Investment Committee, using measures of liquidity developed by Management, reviews the Corporation’s liquidity position on a weekly basis.

      The principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other financial institutions. The Investment Committee reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as supplementary sources of funding. Commercial paper had also provided additional funding. The Corporation has obtained long-term funding through the issuance of notes and long-term institutional certificates of deposit. The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.

      A large portion of the Corporation’s funding represents retail brokered certificates of deposit. In the event that the Corporation falls under the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. It is Management’s belief that this possibility is remote.

      The Corporation’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at reasonable cost. The alternative sources of funding include, among others, FHLB advances, lines of credits from other banks, sale of commercial loans participations, securitization of auto loans and commercial paper.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income, subject to other goals of Management and within guidelines set forth by the Board of Directors.

      The day-to-day management of interest rate risk, as well as liquidity management and other related matters, is assigned to the Asset Liability Management and Investment Committee of FirstBank (ALCO). The ALCO is composed of the following officers: President and CEO, the Senior Executive Vice President and Chief Financial Officer, the Executive Vice President for Retail and Mortgage Banking, the Senior Vice President of Treasury and Investments and the Economist. The ALCO meets on a weekly basis. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company, including a stock portfolio which had a book value of $37 million at June 30, 2003. This Committee meets weekly and has the same membership as the ALCO Committee described previously.

      Committee meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, reviews of liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The ALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives. On a quarterly basis the ALCO performs a comprehensive asset/liability review, examining the measures of interest rate risk described below together with other matters such as liquidity and capital.

      The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points (a downward movement of 75 basis points was used as of June 30, 2003 because initial rates were very low). Simulations were carried out in two ways:

(1)	using a balance sheet which is assumed to be at the same levels existing on the simulation date, and assuming new investment repayments are reinvested in mortgage-backed securities

(2)	using a balance sheet which has growth patterns and strategies similar to those which have occurred since June 30, 2003, and assuming investment repayments are reinvested in mortgage-backed securities

      These simulations assume gradual upward or downward movements of interest rates over the year of projection, with the change totaling 200 basis points at the end of the twelve-month period in most cases (a downward movement of 75 basis points was used for the June 30, 2003 simulations). The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. All computations are done on a tax equivalent basis, including the effects of the changing cost of funds on the tax-exempt spreads of certain investments. The projections are carried out for First BanCorp on a fully consolidated basis.

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

      Assuming a no growth balance sheet with new investment repayments in mortgage-backed securities, as of June 30, 2003, tax equivalent net interest income projected for the next twelve month period would rise by $39.8 million (13.18%) under a rising rate scenario and would decrease by $36.3 million (12.02%) under falling rates.

      The same simulations were also carried out assuming that the Corporation would grow and investment portfolio repayments would be reinvested in mortgage-backed securities the growth scenario also assumes the reinvestment of the previous mortgage-based securities sales, and prepayments, and the reinvestment of other securities which were called during the first semester of 2003. As of June 30, 2003 the growing balance sheet simulations indicate that tax equivalent net interest income projected for the next twelve months, would rise by $13.0 million (3.01%) under a rising rate scenario and would decrease by $39.2 million (9.05%) with falling rates. This scenario results less asset sensitivity because it assumes that significant reinvestments have already been made.

ITEM 4.   CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures. First BanCorp’s Management, with the participation of First BanCorp’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp’'s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, First BanCorp’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, First BanCorp’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by First BanCorp in the reports that it files or submits under the Exchange Act.

      Internal Control Over Financial Reporting. There have not been any changes in First BanCorp’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, First BanCorp’s internal control over financial reporting.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.   OTHER INFORMATION

      Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      A-Exhibits

      31.1 – Sarbanes Oxley Act Section 302 Certification

      31.2 – Sarbanes Oxley Act Section 302 Certification

      32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

      32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B-Report on Form 8-K

      On May 21, 2003, the Corporation filed a current report on Form 8-K announcing a blackout trading restriction period as required by the Sarbanes Oxley Act and the Securities and Exchange Commission.

      On July 16, 2003, the Corporation furnished a current report on Form 8-K reporting its unaudited results of operations for the quarter and first half ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp.

Registrant

Date: August 14, 2003	By:	/s/	Angel Alvarez-Pérez

Angel Alvarez-Pérez, Esq. Chairman, President and Chief Executive Officer

Date: August 14, 2003	By:	/s/	Annie Astor-Carbonell

Annie Astor-Carbonell Senior Executive Vice President and Chief Financial Officer