Form 10-Q
period 2003-09-30
FIRST BANCORP /PR/
filed 2003-11-14
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended September 30, 2003	Commission File No. 001-14793

First BanCorp.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0561882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico	00908

(Address of principal office)	(Zip Code)

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

Number of shares of the registrant’s common stock outstanding as of November 7, 2003

40,010,535

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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2003	December 31, 2002

Assets
Cash and due from banks	$75,145,238	$108,305,943

Money market instruments, including $140,000,000 (2002-$222,992,538) pledged that can be repledged	430,257,311	273,659,553
Federal funds sold and securities purchased under agreements to resell	159,000,000

Total money market instruments	589,257,311	273,659,553

Investment securities available for sale, at market:
Securities pledged that can be repledged	1,070,924,271	2,379,786,252
Other investment securities	216,982,499	336,987,292

Total investment securities available for sale	1,287,906,770	2,716,773,544

Investment securities held to maturity, at cost:
Securities pledged that can be repledged	2,418,663,539	541,047,654
Other investment securities	813,451,967	161,558,730

Total investment securities held to maturity	3,232,115,506	702,606,384

Federal Home Loan Bank (FHLB) stock	42,595,400	35,629,500

Loans, net of allowance for loan losses of $123,023,664 (2002 - $111,911,470)	6,568,240,345	5,515,185,610
Loans held for sale, at lower of cost or market	15,544,053	10,753,585

Total loans	6,583,784,398	5,525,939,195

Other real estate owned	3,999,081	2,938,249
Premises and equipment, net	82,819,631	87,595,569
Accrued interest receivable	42,462,560	39,282,010
Due from customers on acceptances	180,488	304,346
Other assets	148,505,488	150,818,003

Total assets	$12,088,771,871	$9,643,852,296

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$495,170,106	$447,076,347
Interest bearing deposits	6,017,278,902	5,035,841,381
Federal funds purchased and securities sold under agreements to repurchase	3,587,877,555	2,793,539,832
Advances from FHLB	742,000,000	373,000,000
Bank acceptance outstanding	180,488	304,346
Accounts payable and other liabilities	109,683,561	112,851,285

	10,952,190,612	8,762,613,191
Subordinated Notes	82,817,604	82,815,105

	11,035,008,216	8,845,428,296

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25.00 liquidation value per share (2002-14,420,000)	550,100,000	360,500,000

Common stock, $1.00 par value, authorized 250,000,000 shares; issued 44,931,435 shares (2002-44,875,435)	44,931,435	44,875,435
Less: Treasury Stock (at par value)	(4,920,900)	(4,920,900)

Common stock outstanding	40,010,535	39,954,535

Capital Reserve	70,000,000	70,000,000
Legal Surplus	149,345,178	149,345,178
Retained earnings	203,283,622	145,243,124
Accumulated other comprehensive income, net of tax of $909,872 (2002-$11,127,054)	41,024,320	33,381,163

	1,053,763,655	798,424,000

Total liabilities and stockholders’ equity	$12,088,771,871	$9,643,852,296

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Interest income:
Loans	$98,762,336	$87,434,587	$290,002,832	$255,723,899
Investments	34,621,600	41,771,436	98,152,862	145,826,457
Dividends on FHLB stock	234,367	400,000	1,206,379	1,119,452

Total interest income	133,618,303	129,606,023	389,362,073	402,669,808

Interest expense:
Deposits	28,036,230	33,650,069	84,253,361	99,929,651
Short term borrowings	32,022,005	33,922,767	91,880,567	99,522,264
Long term borrowings	1,663,972	1,695,112	4,991,916	5,085,335

Total interest expense	61,722,207	69,267,948	181,125,844	204,537,250

Net interest income	71,896,096	60,338,075	208,236,229	198,132,558

Provision for loan losses	12,599,900	14,000,499	41,763,700	48,301,497

Net interest income after provision for loan losses	59,296,196	46,337,576	166,472,529	149,831,061

Other income:
Other fees on loans	5,281,997	4,698,037	15,283,224	15,426,158
Service charges on deposit accounts	2,202,101	2,116,506	7,146,793	6,949,103
Mortgage banking activities	431,881	1,861,021	2,374,141	3,170,765
Net gain on sale of investments	4,384,041	7,485,130	28,205,640	8,101,648
Derivative gain (loss)	1,153,744	(1,208,460)	1,039,273	(3,461,982)
Other operating income	5,681,887	4,010,991	14,254,924	12,266,039

Total other income	19,135,651	18,963,225	68,303,995	42,451,731

Other operating expenses:
Employees’ compensation and benefits	18,194,723	14,317,494	54,719,045	43,135,227
Occupancy and equipment	9,041,531	7,036,096	26,756,851	20,725,642
Business promotion	2,691,220	2,411,415	8,114,398	7,509,543
Taxes, other than income taxes	1,920,356	1,770,308	5,427,811	5,057,027
Insurance	725,673	689,250	2,476,206	2,048,469
Other	7,285,249	6,443,238	21,109,727	17,888,477

Total other operating expenses	39,858,752	32,667,801	118,604,038	96,364,385

Income before income tax provision	38,573,095	32,633,000	116,172,486	95,918,407
Income tax provision	6,888,693	5,276,102	18,789,091	15,932,937

Net income	$31,684,402	$27,356,898	$97,383,395	$79,985,470

Net income available to common stockholders	$24,933,402	$20,605,902	$77,130,398	$60,330,198

Net income per common share – basic:
Earnings per common share-basic	$0.62	$0.52	$1.92	$1.51

Net income per common share – diluted:
Earnings per common share-diluted	$0.61	$0.51	$1.89	$1.49

Dividends declared per common share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net income	$97,383,395	$79,985,470

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,351,082	8,246,455
Core deposit intangible amortization	1,797,465	689,446
Provision for loan losses	41,763,700	48,301,497
Deferred income tax benefit	(5,794,061)	(8,904,206)
Gain on sale of investments, net	(28,205,640)	(8,101,648)
Derivative (gain) loss	(1,039,273)	3,461,982
Gain on sale of loans	(2,335,089)	(3,016,794)
(Decrease) increase in accrued income tax payable	(3,483,644)	3,505,114
(Increase) decrease in accrued interest receivable	(3,180,550)	4,284,150
Increase (decrease) in accrued interest payable	3,717,912	(58,537)
Amortization of deferred net loan cost (fees)	(576,348)	(760,531)
Net originations of loans held for sale	(25,022,681)	(29,510,630)
Decrease in other assets	13,969,172	18,925,153
(Decrease) increase in other liabilities	(12,107,027)	11,300,286

Total adjustments	(9,144,982)	48,361,737

Net cash provided by operating activities	88,238,413	128,347,207

Cash flows from investing activities:
Principal collected on loans	1,056,259,575	670,222,045
Loans originated	(1,258,655,612)	(858,368,313)
Purchase of loans	(960,137,000)	(544,115,855)
Proceeds from sale of loans	68,193,170	74,655,459
Proceeds from sale of investments securities	1,354,072,521	1,681,236,889
Purchase of securities held to maturity	(10,598,957,484)	(12,801,322,983)
Purchase of securities available for sale	(185,564,450)	(8,806,724,403)
Principal repayments and maturities of securities held to maturity	8,002,957,694	11,819,965,210
Principal repayments of securities available for sale	352,410,227	7,834,557,915
Additions to premises and equipment	(6,575,144)	(10,195,323)
Purchase of FHLB stock	(6,965,900)	(12,738,900)

Net cash used in investing activities	(2,182,962,403)	(952,828,259)

Cash flows from financing activities:
Net increase in deposits	1,063,840,625	538,299,299
Net increase in federal funds purchased and securities sold under repurchase agreements	794,007,315	277,922,395
FHLB advances taken (paid)	369,000,000	(20,700,000)
Dividends	(33,449,849)	(31,624,245)
Exercise of stock options	834,352	1,340,843
Issuance of preferred stock	182,928,600	88,906,000

Net cash provided by financing activities	2,377,161,043	854,144,292

Net increase in cash and cash equivalents	282,437,053	29,663,240
Cash and cash equivalents at beginning of period	381,965,496	94,463,118

Cash and cash equivalents at end of period	$664,402,549	$124,126,358

Cash and cash equivalents include:
Cash and due from banks	$75,145,238	$58,149,885
Money market instruments	589,257,311	65,976,473

	$664,402,549	$124,126,358

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$177,407,932	$204,595,787
Income Taxes	16,648,329	10,878,434

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)

December 31, 2001	$268,500,000	$26,571,952	$14,214,877	$60,000,000	$136,792,514	$103,132,913	$(6,293,354)
Net income						107,956,351
Other comprehensive income							39,674,517
Issuance of preferred stock	92,000,000		(3,094,000)
Addition to legal surplus					12,552,664	(12,552,664)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		64,500	1,276,343
Common stock split on September 30, 2002		13,318,083	(12,397,220)			(920,863)
Cash dividends:
Common stock						(15,966,339)
Preferred stock						(26,406,274)

December 31, 2002	360,500,000	39,954,535	—	70,000,000	149,345,178	145,243,124	33,381,163
Net income						97,383,395
Other comprehensive income							7,643,157
Issuance of preferred stock	189,600,000		(778,352)			(5,893,048)
Stock options exercised		56,000	778,352
Cash dividends:
Common stock						(13,196,852)
Preferred stock						(20,252,997)

September 30, 2003	$550,100,000	$40,010,535	—	$70,000,000	$149,345,178	$203,283,622	$41,024,320

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income	$31,684,402	$27,356,898	$97,383,395	$79,985,470

Other comprehensive income, net of tax:
Unrealized gain (losses) on securities:
Unrealized holding (losses) gains arising during the period	(1,060,444)	420,663	25,560,855	11,872,232
Less: Reclassification adjustment for net gains included in net income	(4,384,041)	(7,485,130)	(28,205,640)	(8,101,648)
Unrealized gain (loss) gain on fair value hedge of available for-sale security attributable to credit risk	165,448	(1,070,768)	70,760	(277,717)
Income tax benefit (expense) related to items of other comprehensive income	278,474	2,033,809	10,217,182	(873,217)

Other comprehensive (loss) income for the period	(5,000,563)	(6,101,426)	7,643,157	2,619,650

Total comprehensive income	$26,683,839	$21,255,472	$105,026,552	$82,605,120

The accompanying notes are an integral part of these statements.

FIRST BANCORP

PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

     The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (“GAAP”).

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related unaudited consolidated statements of income, cash flows, changes in stockholders’ equity and comprehensive income include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at September 30, 2003, and the results of operations and cash flows for the three and nine-month periods ended on September 30, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. For further information refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation’s Annual Report on Form 10-K.

     The results of operations for the nine-month period ended on September 30, 2003, are not necessarily indicative of the results to be expected for the entire year.

Nature of Business

     First BanCorp (the Corporation) is a financial holding company offering a full range of financial services through its wholly-owned bank subsidiary, FirstBank Puerto Rico (FirstBank or the Bank). First BanCorp also offers insurance services through its wholly-owned insurance subsidiary, FirstBank Insurance Agency. The Corporation is subject to the Federal Bank Holding Company Act and its insurance subsidiary is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

     FirstBank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 42 full-service banking branches in Puerto Rico and 12 in the U.S. Virgin Islands (USVI) and British Virgin Islands (BVI). It has 2 loan origination offices in Puerto Rico focusing on consumer loans. The Bank, through wholly-owned subsidiaries, operates 54 offices in Puerto Rico specializing in residential mortgage loan originations, small personal loans, finance leases, and vehicle rental, one office that sells insurance in the U.S. Virgin Islands, and two offices, one in the U.S. Virgin Islands and one in Barbados specializing in foreign sales corporation management. The Bank offers brokerage services in selected branches through an alliance with an international brokerage house doing business in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures the U.S. and U.S.V.I. deposits through the Savings Association Insurance Fund (SAIF). The Virgin Islands operations of FirstBank are regulated by the Virgin Islands Banking Board (for the USVI) and by the British Virgin Islands Financial Services Commission (for the BVI).

     In October 2003, First Mortgage, a wholly-owned subsidiary of FirstBank started operations focusing on residential mortgage loans origination.

Significant Accounting Policies and Practices

     The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America. The reported amounts are based on judgments, estimates and assumptions made by Management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, if different assumptions or conditions prevail. The Corporation believes that of its significant accounting policies, the following involve a higher degree of judgment:

Investments

     The Corporation classifies its investments in debt and equity securities into held to maturity and available for sale securities. Available for sale securities are carried at fair value, with unrealized holding gains and losses, net of its estimated deferred tax effects, reported in other comprehensive income as a separate component of stockholders’ equity. The fair values of these securities were calculated based on quoted market prices and dealer quotes. Held to maturity securities are accounted for at amortized cost.

Evaluation of Other-than-Temporary Impairment on Available for Sale and Held to Maturity Securities

     The Corporation evaluates its investment securities for impairment. An impairment charge in the net gain on sale of investment category of the Consolidated Statements of Income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether to recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Corporation’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Corporation also considers, among other factors, the investees’ repayment ability on its obligations and its cash and capital generation ability.

Allowance for Loan Losses

     The Corporation maintains the allowance for loan losses at a level that Management considers adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. Groups of small balance, homogeneous loans are collectively evaluated for impairment. The portfolios of consumer loans, auto loans and finance leases are considered homogeneous and are evaluated collectively for impairment. In determining probable losses for each category of homogeneous pools of loans, Management uses historical information about loan losses over several periods of time that reflect varying economic conditions and adjusts such historical data based on the current conditions, considering information and trends on charge-offs, non-accrual loans and delinquencies. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Accordingly, the measurement of impairment for loans evaluated individually involves assumptions by Management as to the amount and timing of cash flows to be recovered and of appropriate discount rates. When the loans are collateral dependent, Management generally obtains an independent appraisal. Those appraisals may also involve estimates of future cash flows and appropriate discount rates or adjustments to comparable properties in determining fair values.

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British Virgin Island markets. At September 30, 2003, there is no significant concentration of credit risk in any specific industry.

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

     The use of derivative instruments exposes the Corporation to credit risk. In the event a counter-party fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair-value gain on the derivative. Generally, a positive fair-value of a derivative contract indicates that the counterparty owes the Corporation, hence creating a repayment risk for the Corporation. When the fair value of a derivative contract is negative, the Corporation owes the counter-party and, therefore, assumes no repayment risk. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, establishes approval limits and has monitoring procedures in place. The Corporation has a policy of diversifying derivatives counter-parties to reduce the risk that any counter-party will fail. The Corporation does not anticipate non-performance by the counter-parties.

     At September 30, 2003, interest rate swap agreements with an aggregate notional amount of $2.298 billion under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate brokered certificates of deposit. The interest rate swap agreements are reflected at their fair value in the Corporation’s consolidated statement of financial condition. These interest rate swap agreements had a gross unrealized gain of $2,192,741 and gross unrealized loss of $13,178,624, at September 30, 2003 (December 31, 2002-a gross unrealized gain of $27,021,907 and a gross unrealized loss of $3,698,445), which are included in the Other Assets and Other Liabilities categories, respectively. The corresponding net effect of $10,985,883 (December 31, 2002-$23,323,462) is included in certificates of deposit balance. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statements of income nor on comprehensive income.

     Interest rate swaps under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value attributable to market interest rates of fixed rate corporate bonds classified as available for sale. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation’s consolidated statement of financial condition. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income. These interest rate swaps with an aggregate notional principal balance of $25 million had an unrealized loss of $1,446,509 at September 30, 2003 (an unrealized loss of $1,517,268 at December 31, 2002); attributable to credit risk which was recorded in accumulated other comprehensive income net of income tax.

     The Corporation has interest rate swaps with an aggregate notional principal balance of $53.2 million that do not qualify for hedge accounting. An unrealized gain of $1,153,744 and $1,039,273 for the three and nine-month periods ended September 30, 2003 (an unrealized loss of $1,208,460 and $3,922,920 for the three and nine-month periods ended September 30, 2002) was recorded to reflect changes in the fair value of these derivatives and is presented in the Other Income section of the consolidated statement of income as “Derivative gain (loss)”. As of September 30, 2003, the fair value of these swaps amounted to a loss of $3,483,652.

     The “Derivative gain (loss)” component of other income on the Consolidated Statement of Income for the nine-month period ended September 30, 2002 included a premium of $460,938 received from a written call option contract and the above mentioned valuation on interest rate swaps that do not qualify for hedge accounting.

Non-hedging activities

     To satisfy the needs of its customers, the Corporation may enter into non-hedging activities. In June 2003, the Corporation entered into two interest rate cap agreements based on a notional amount of $25 million each. Under the agreements, which are structured with the same terms and conditions, the Corporation participates as a buyer in one of the agreements and as the seller in the other agreement. At September 30, 2003, the Corporation included $191,525 and $191,525 in Other Assets and Other Liabilities, respectively, pertaining to the fair value of these contracts.

3 - STOCKHOLDERS’ EQUITY

Common stock

     Authorized common shares at September 30, 2003 and December 31, 2002 were 250,000,000 with a par value of $1. At September 30, 2003, the Corporation had 40,010,535 shares outstanding of common stock (December 31, 2002-39,954,535).

Preferred stock

     The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. On September 30, 2003, the Corporation issued 7,584,000 shares of the Corporation’s “Series E Preferred Stock”, (3,680,000 shares in 2002; 4,140,000 shares in 2001; 3,000,000 shares in 2000; and 3,600,000 shares in 1999). The liquidation value per share is $25. Annual dividends of $1.75 per share (issuance of 2003), $1.8125 per share (issuance of 2002), of $1.85 per share (issuance of 2001), of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors.

4 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and nine-month periods ended on September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousand, except per share data)
Net income	$31,684	$27,357	$97,383	$79,985
Dividends on preferred stock	(6,751)	(6,751)	(20,253)	(19,655)

Net income available to common stockholders	$24,933	$20,606	$77,130	$60,330

Earnings per common share-basic:
Weighted average common shares outstanding	40,007	39,930	39,986	39,884

Earnings per common share basic	$0.62	$0.52	$1.92	$1.51

Earnings per common share-diluted:
Weighted average common shares and share equivalents:
Average common shares outstanding	40,007	39,930	39,986	39,884
Common stock equivalents - Options	1,009	812	920	627

Total	41,016	40,742	40,906	40,511

Earnings per common share-diluted	$0.61	$0.51	$1.89	$1.49

     Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the three and nine-month periods ended on September 30, 2003 and 2002, all options outstanding during the period were included in the computation of outstanding shares.

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

     No options were granted during the three-month periods ended on September 30, 2003 and 2002. During the nine-month periods ended September 30, 2003 and September 30, 2002, the Corporation granted 365,000 and 522,750 options, respectively, to buy shares of common stock. Of the total 365,000 options granted during the nine-month period ended September 30, 2003, 5,000 were granted during the second quarter with and exercise price of $29.55 and 360,000 were granted during the first quarter with an exercise price of $25.63. All the 522,750 options granted during the nine-month period ended September 30, 2002 had an exercise price of $18.69. The exercise prices of these options equaled the market price of the stock at grant date, therefore, no compensation cost was recognized on options granted.

     The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No.

123, “Accounting for Stock Based Compensation”, to stock-based employee compensation granted during the nine-month periods ended on September 30, 2003 and 2002.

Pro forma information:

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands, except per share data)
Net income
As reported	$97,383	$79,985
Deduct: Stock-based employee compensation expense determined under fair value method	2,897	2,054

Pro forma	$94,486	$77,931

Earnings per common share-basic:
As reported	$1.92	$1.51
Pro forma	$1.86	$1.46
Earnings per common share-diluted:
As reported	$1.89	$1.49
Pro forma	$1.81	$1.44

     Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during the nine-month period ended September 30, 2003 and 2002, was estimated using the following assumptions: dividend yield of 1.72% (2002-2.98%); expected life of 3.29 years (2002-3.29 years); expected volatility of 45.94% (2002-31.23%); and risk-free interest rate of 2.09% (2002-3.72%). The estimated fair value of the options granted was $7.94 (2002-$3.93) per option.

5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and contractual maturities of investment securities available for sale as of September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003					December 31, 2002

		Gross					Gross
		Unrealized			Weighted		Unrealized			Weighted
	Amortized			Market	Average	Amortized			Market	Average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%

	(Dollars in thousands)
Obligations of U.S Government Agencies:
After 1 to 5 years						$500	$3		$503	3.87
After 5 to 10 years						750	17		767	5.60
After 10 years						15,568	480		16,048	7.69
Puerto Rico Government Obligations:
After 5 to 10 years	$5,172	$382		$5,554	6.24	4,999	375		5,374	6.27
After 10 years	5,094	469		5,563	6.27	5,679	401		6,080	6.30

United States and Puerto Rico Government Obligations	$10,266	$851		$11,117	6.25	$27,496	$1,276		$28,772	7.02

Mortgage-backed Securities:
FHLMC certificates:
After 1 to 5 years	$1,841	$97		$1,938	6.48	$1,458	$82		$1,540	6.47
After 5 to 10 years	5,555	398		5,953	7.54	8,211	613		8,824	7.42
After 10 years	4,427	267		4,694	6.88	6,347	358		6,705	6.86

	11,823	762		12,585	7.13	16,016	1,053		17,069	7.11

GNMA certificates:
After 5 to 10 years	2,712	156		2,868	6.40	3,608	170		3,778	6.41
After 10 years	201,592	4,627		206,219	5.18	524,278	9,439		533,717	5.11

	204,304	4,783		209,087	5.20	527,886	9,609		537,495	5.12

FNMA certificates:
Within 1 year	1			1	4.20	29			29	6.33
After 1 to 5 years	3			3	7.30	5			5	7.68
After 5 to 10 years	634	50		684	8.19	764	53		817	7.66
After 10 years	867,874	17,293		885,167	4.84	1,916,460	39,523		1,955,983	4.93

	868,512	17,343		885,855	4.84	1,917,258	39,576		1,956,834	4.93

Mortgage pass through certificates:
After 10 years	821	22		843	7.26	1,175	32		1,207	7.23

Mortgage-backed Securities	$1,085,460	$22,910		$1,108,370	4.93	$2,462,335	$50,270		$2,512,605	4.99

Corporate Bonds:
Within 1 year	$2,088	$7	$40	$2,055	9.62	$979	$36		$1,015	7.87
After 1 to 5 years	61,700	2,832	7	64,525	5.10	85,711	1,244	$10,865	76,090	6.16
After 5 to 10 years	56,383	5,982		62,365	7.20	57,276	445	1,084	56,637	6.94

Corporate bonds	$120,171	$8,821	$47	$128,945	6.16	$143,966	$1,725	$11,949	$133,742	6.48

Equity securities (without contractual maturity)	$28,628	$11,079	$232	$39,475	1.38	$36,951	$10,006	$5,302	$41,655	1.72

Total Investment Securities Available for Sale	$1,244,525	$43,661	$279	$1,287,907	4.98	$2,670,748	$63,277	$17,251	$2,716,774	5.04

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

Investment Securities Held to Maturity

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and contractual maturities of investment securities held-to-maturity as of September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003					December 31, 2002

		Gross					Gross
		Unrealized			Weighted		Unrealized			Weighted
	Amortized			Market	average	Amortized			Market	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%

					(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$11,321			$11,321	0.86
Obligations of other U.S.
Government Agencies:
Due within 1 year
After 1 to 5 years	500	$1		501	3.02
After 10 years	1,090,103	788	$17,281	1,073,610	4.50	$628,820	$3,307	$59	$632,068	7.85
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	75		5,075	5.00	5,000	113		5,113	5.00
After 10 years	4,568	652		5,220	6.50	4,354	586		4,940	6.50

United States and Puerto Rico Government obligations	$1,111,492	$1,516	$17,281	$1,095,727	4.47	$638,174	$4,006	$59	$642,121	7.82

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	$37,224	$47		$37,271	3.67
FNMA certificates:
After 5 to 10 years	30,908	260		31,168	3.82
After 10 years	1,987,750	8,318	208	1,995,860	4.08

Mortgage-backed securities	$2,055,882	$8,625	$208	$2,064,299	4.07

Corporate bonds:
Due within 1 year	$64,742	$72	$4	$64,810	2.71	$25,000			$25,000	3.05
After 1 to 5 years						39,432		$609	38,823	2.95

Corporate bonds	$64,742	$72	$4	$64,810	2.71	$64,432		$609	$63,823	2.98

Total Investment Securities Held to Maturity	$3,232,116	$10,213	$17,493	$3,224,836	4.18	$702,606	$4,006	$668	$705,944	7.38

     Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. Rates in the Corporate bonds classified as held to maturity are floating.

Investment activities

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

     During the quarter ended March 31, 2003, the Corporation’s bank subsidiary sold $700 million of its 15-year 5.5% coupon and 30 year 6.5% mortgage-backed securities portfolio, to take advantage of a market opportunity, which arose when the 10-year treasury notes rate reached 3.56%. These sales derived a gain of approximately $16.2 million. Prepayments on mortgage-backed securities and repayments on callable securities accelerated when compared to recent historical experience. A substantial amount of the proceeds from both the aforementioned sales and accelerated prepayments of mortgage-backed securities had been maintained in money market instruments, awaiting an opportunity to reenter the longer-term investment market. For such reasons, interest income was affected during this waiting period, which included the first part of the third quarter of 2003. During the months of July and August of 2003, with the increase in the 10-year treasury note rates, the Corporation’s Bank subsidiary purchased $2.0 billion in 15-year 5% coupon FNMA securities; Management’s estimated yield, at the time of purchase, on these securities was 4.20% and the average life was estimated at 3.15 years. Yield and average life estimates vary depending on market interest rate fluctuations. These trades settled on August 18, 2003. In addition, the Corporation’s Bank subsidiary made investments in 10-year treasury securities, which were sold during September 2003. For this reason, the Corporation’s Bank subsidiary investment interest income increased by approximately $5 million per month after the settlement of the mortgage-backed securities purchases. Increases in interest income from investments might be affected by other factors such as prepayments, investment purchases or sales.

     Management’s impairment analyses on its investment securities during the first quarter of 2003, concluded that other-than-temporary impairments of approximately $3.2 million and $739,000 had occurred in one of the securities in the equity securities portfolio and one of the bonds in the corporate bonds portfolio, respectively. In addition, Management’s analyses during the third quarter concluded that an other-than-temporary impairment of approximately $338,000 had occurred in another equity security in the equity securities portfolio and that an additional impairment of approximately $140,000 had occurred on the corporate bond previously written down during the first quarter of 2003. The additional impairment on this corporate bond was based on additional information on the issuer’s financial condition and results of operations, and further declines in the market price for such investment. Management’s impairment analyses for the three and nine-month periods ended September 30, 2003 concluded that there are no other-than-temporary impairments on the rest of the bonds and equity securities portfolio at September 30, 2003. During the nine-month period ended September 30, 2002, the Corporation recognized other-than-temporary impairment losses on the Consolidated Statement of Income of approximately $28.1 million on a corporate bond and on several equity securities. For the third quarter of 2002, total other-than-temporary impairment charges amounted to $2.4 million all of which were related to equity securities.

     Total proceeds from the sale of securities during the nine-month period ended September 30, 2003 amounted to $1,354 million (2002-$1,681 million). The Corporation realized gross gains of $35.9 million (2002-$36.9 million), and gross realized losses of $7.7 million (2002-$28.8 million). The realized losses include the above mentioned other-than-temporary impairment losses.

6 - INVESTMENT IN FHLB STOCK

     At September 30, 2003 and December 31, 2002 there were investments in FHLB stock with book value of $42,595,400 and $35,629,500 respectively. The estimated market value of such investments is its redemption value. In September of 2003, the FHLB of New York announced the suspension of dividends on its outstanding common stock. Management’s impairment analyses concluded that no other-than-temporary impairments had occurred on these securities.

7 - LOANS RECEIVABLE

     The following is a detail of the loan portfolio:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Residential real estate loans:
Secured by first mortgages:
Conventional	$2,487,703	$1,778,046
Insured by government agencies:
Federal Housing Administration and Veterans Administration	53,641	41,805
Puerto Rico Housing Bank and Finance Agency	17,757	19,060
Secured by second mortgages	6,631	7,650

	2,565,732	1,846,561
Deferred net loan fees	(3,664)	(3,247)

Residential real estate loans	2,562,068	1,843,314

Commercial loans:
Construction	337,317	259,053
Commercial	1,604,269	1,418,792
Commercial mortgage	795,117	813,513

Commercial loans	2,736,703	2,491,358

Finance leases	155,143	143,412

Consumer and other loans:
Personal	395,049	413,931
Personal lines of credit	11,364	10,401
Auto	643,465	565,478
Boat	57,531	53,017
Credit card	170,277	164,172
Home equity reserve loans	4,582	4,566
Unearned interest	(44,918)	(62,553)

Consumer and other loans	1,237,350	1,149,012

Loans receivable	6,691,264	5,627,096
Allowance for loan losses	(123,024)	(111,911)

Loans receivable, net	6,568,240	5,515,185
Loans held for sale	15,544	10,754

Total loans	$6,583,784	$5,525,939

8- IMPAIRED LOANS

     At September 30, 2003, the Corporation had $62.7 million ($27 million at December 31, 2002) in commercial and real estate loans over $1 million considered impaired with an allowance of $10.2 million, of which $8.1 million was established based on the fair value of collateral and $2.1 million established based on the present value of future cash flows ($5.9 million at December 31, 2002 which was established based on the fair value of the collateral). The allowance for impaired loans is part of the allowance for loan losses. The increase in loans considered impaired is mainly in loans with real estate collateral. These loans represent loans for which management has determined that is probable that debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. The average recorded investment in impaired loans amounted to $44.9 million for the nine-month period ended on September 30, 2003 (2002 - $19.1 million). Interest income in the amount of approximately $2,119,000 and $720,000 was recognized on impaired loans for the period ended on September 30, 2003 and 2002, respectively.

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

     The Retail business segment is composed of the Corporation’s branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in the Retail business. The Commercial Corporate segment is composed of commercial loans including commercial real estate and construction loans. The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions. The Other segment is mainly composed of insurance and other products.

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

     The following table presents information about the reportable segments (in thousands):

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total

For the quarter ended September 30, 2003:
Interest income	$69,967	$34,856	$28,795		$133,618
Net (charge) credit for transfer of funds	(15,353)	23,775	(8,422)
Interest expense	(10,901)	(50,821)			(61,722)
Net interest income	43,713	7,810	20,373		71,896
Provision for loan losses	(11,066)		(1,534)		(12,600)
Other income	9,370	5,704	1,890	$2,172	19,136
Direct operating expenses	(20,693)	(587)	(1,612)	(385)	(23,277)
Segment income	$21,324	$12,927	$19,117	$1,787	$55,155
Average earning assets	$3,732,071	$4,232,130	$2,608,618		$10,572,819
For the period ended September 30, 2003:
Interest income	$203,543	$99,359	$86,460		$389,362
Net (charge) credit for transfer of funds	(37,337)	62,917	(25,580)
Interest expense	(35,790)	(145,336)	—		(181,126)
Net interest income	130,416	16,940	60,880		208,236
Provision for loan losses	(25,068)	—	(16,696)		(41,764)
Other income	28,385	29,764	4,878	$5,277	68,304
Direct operating expenses	(62,317)	(1,776)	(4,938)	(1,246)	(70,277)
Segment income	$71,416	$44,928	$44,124	$4,031	$164,499
Average earning assets	$3,455,943	$3,505,948	$2,513,031		$9,474,922

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total

For the quarter ended September 30, 2002:
Interest income	$56,596	$42,171	$30,839		$129,606
Net (charge) credit for transfer of funds	(11,812)	23,325	(11,513)
Interest expense	(14,701)	(54,567)			(69,268)
Net interest income	30,083	10,929	19,326		60,338
Provision for loan losses	(7,636)		(6,365)		(14,001)
Other income	9,875	6,456	1,654	$978	18,963
Direct operating expenses	(17,304)	(521)	(1,406)	(156)	(19,387)
Segment income	$15,018	$16,864	$13,209	$822	$45,913
Average earning assets	$2,403,993	$3,712,785	$2,287,352		$8,404,130
For the period ended September 30, 2002:
Interest income	$165,188	$146,945	$90,537		$402,670
Net (charge) credit for transfer of funds	(35,583)	75,397	(39,814)
Interest expense	(43,977)	(160,560)			(204,537)
Net interest income	85,628	61,782	50,723		198,133
Provision for loan losses	(28,964)		(19,337)		(48,301)
Other income	29,307	5,147	3,737	$4,261	42,452
Direct operating expenses	(52,371)	(1,597)	(4,182)	(432)	(58,582)
Segment income	$33,600	$65,332	$30,941	$3,829	$133,702
Average earning assets	$2,253,780	$3,669,010	$2,199,026		$8,121,816

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
Total income for segments	$55,155	$45,913	$164,499	$133,702
Other operating expenses	(16,582)	(13,280)	(48,327)	(37,783)
Income taxes	(6,889)	(5,276)	(18,789)	(15,933)

Total consolidated net income	$31,684	$27,357	$97,383	$79,986

Average assets:
Total average earning assets for segments	$10,572,819	$8,404,130	$9,474,922	$8,121,816
Average non earning assets	520,947	313,294	445,836	315,402

Total consolidated average assets	$11,093,766	$8,717,424	$9,920,758	$8,437,218

10 – INCOME TAX

     The Puerto Rico Treasury Department conducted an investigation of the Bank’s income tax returns for the years 1995, 1997, 1998 and 1999. On July 2003, the Bank and the Puerto Rico Tax Department reached an agreement whereby the investigation of the aforementioned tax returns was closed. The agreement did not have a material impact on the Corporation’s results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Condensed income statements (in thousands):
Interest income	$133,618	$129,606	$389,362	$402,670
Interest expense	61,722	69,268	181,126	204,537

Net interest income	71,896	60,338	208,236	198,133
Provision for loan losses	12,600	14,001	41,764	48,302

Net interest income after provision for loan losses	59,296	46,337	166,472	149,831
Other income	14,752	11,478	40,098	34,350
Gain on sale of investments, net	4,384	7,485	28,206	8,102
Other operating expense	39,859	32,667	118,604	96,364

Income before income tax provision	38,573	32,633	116,172	95,919
Income tax provision	6,889	5,276	18,789	15,933

Net income	$31,684	$27,357	$97,383	$79,986

Net income available to common stockholders	$24,933	$20,606	$77,130	$60,330

Per common share results (basic and diluted):
Net income per common share-basic	$0.62	$0.52	$1.92	$1.51
Net income per common share-diluted	$0.61	$0.51	$1.89	$1.49
Cash dividends declared	$0.11	$0.10	$0.33	$0.30
Selected financial ratios (in percent):
Average yield on earning assets (1)	5.22	6.37	5.74	7.09
Cost of interest bearing liabilities	2.55	3.59	2.85	3.69
Interest rate spread (1)	2.67	2.78	2.89	3.40
Net interest margin (1)	2.93	3.13	3.21	3.76
Net income to average total assets	1.14	1.26	1.31	1.26
Net income to average total equity	15.00	14.76	15.54	14.99
Net income to average common equity	20.67	21.65	21.68	22.21
Average equity to average total assets	7.62	8.50	8.42	8.43
Dividend payout ratio	17.65	19.40	17.11	19.84
Efficiency ratio (2)	43.79	41.19	42.89	40.05

	September 30,	December 31,
	2003	2002

Regulatory capital ratios (in percent):
Total capital to risk weighted assets	15.38	13.75
Tier 1 capital to risk weighted assets	13.58	11.90
Tier 1 capital to average assets	8.64	7.35
Balance sheet data (in thousands):
Loans and loans held for sale	$6,706,808	$5,637,850
Allowance for loan losses	123,024	111,911
Investments	5,151,875	3,728,669
Total assets	12,088,772	9,643,852
Deposits	6,512,449	5,482,918
Borrowings	4,412,696	3,249,355
Total common equity	503,664	437,924
Total equity	1,053,764	798,424
Book value per common share	$12.59	$10.96
Number of full service branches	54	54
Loan origination offices	49	44

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

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

     For the quarter ended on September 30, 2003, the Corporation recorded earnings of $31,684,402 or $0.62 per common share-basic and $0.61 per common share-diluted, as compared to earnings of $27,356,898 or $0.52 per common share-basic and $0.51 per common share-diluted for the third quarter of 2002. These results represent an increase in diluted earnings per share of 19.6% for this quarter. Return on Assets and Return on Common Equity were 1.14% and 20.67% respectively, for the quarter as compared to 1.26% and 21.65% respectively, for the same quarter of 2002. For the nine-month period ended September 30, 2003, earnings were $97,383,395 or $1.92 per common share-basic and $1.89 per common share-diluted, as compared to $79,985,470 or $1.51 per common share-basic and $1.49 per common share-diluted for the nine-month period ended September 30, 2002.

     The Corporation’s asset growth during the third quarter of 2003 was mainly driven by increases in the investment portfolio. Also the Corporation’s core lending operations have continued to grow, especially commercial, auto and residential mortgages. During the middle of the third quarter, with the increase in interest rates, the Corporation was able to replace and grow its investment portfolio. Proceeds from sale of investments and prepayments on mortgage-backed securities that had been maintained in short term investments during the first half of 2003 were reinvested in the third quarter and additional investments were made in long term mortgage-backed securities and U.S. government obligations. These investments have resulted in net interest income increases as compared to the trailing quarter of June 2003.

Net Interest Income

     Net interest income for the nine-month period ended on September 30, 2003 increased by approximately $10.1 million, as compared with the same period in 2002; a decrease of approximately $1.7 million on a taxable equivalent basis. The increase in net interest income was the result of significant increases in the average balance of interest earnings assets although at lower yields than the comparable period in 2002, as a normal result of a lower interest rate scenario. The average balance of interest earnings assets increased from $8,213 million for the nine-month period ended September 30, 2002 to $9,562 million for the nine-month period ended September 30, 2003. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 2.67% and 2.93%, respectively, for the third quarter of 2003 as compared to 2.78% and 3.13%, respectively, for the third quarter of 2002. The interest rate spread and net interest margin on a tax equivalent basis, amounted to 2.89% and 3.21%, respectively, for the nine-month period ended on September 30, 2003 as compared to 3.40% and 3.76%, for the nine-month period ended September 30, 2002.

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

PART I

			Three months ended September 30,
	Average volume		Interest income (1)/expense		Average rate (1)

	2003	2002	2003	2002	2003	2002

	(Dollars in Thousands)
Earning assets:
Money market instruments	$605,306	$85,631	$1,438	$343	0.94%	1.59%
Government obligations	1,240,638	1,603,265	13,558	15,644	4.34%	3.87%
Mortgage-backed securities	2,120,070	1,754,525	24,181	28,982	4.53%	6.55%
FHLB stock	42,595	35,630	234	400	2.18%	4.45%
Corporate bonds	204,023	216,909	1,887	2,507	3.67%	4.59%

Total investments	4,212,632	3,695,960	41,298	47,876	3.89%	5.14%

Residential real estate loans	2,424,132	1,296,978	27,862	18,334	4.56%	5.61%
Construction	333,249	221,765	3,794	2,910	4.52%	5.21%
Commercial loans	2,337,347	2,117,907	25,016	28,044	4.25%	5.25%
Finance leases	152,909	139,473	3,613	3,678	9.37%	10.46%
Consumer loans	1,219,184	1,025,904	38,961	35,543	12.68%	13.75%

Total loans (2)	6,466,821	4,802,027	99,246	88,509	6.09%	7.31%

Total earning assets	$10,679,453	$8,497,987	$140,544	$136,385	5.22%	6.37%

Interest-bearing liabilities:
Deposits	$5,572,838	$4,440,916	$28,036	$33,650	2.00%	3.01%
Other borrowed funds	3,333,963	2,883,648	28,681	31,552	3.41%	4.34%
FHLB advances	690,262	339,190	5,005	4,065	2.88%	4.75%

Total interest-bearing liabilities	$9,597,063	$7,663,754	$61,722	$69,267	2.55%	3.59%

Net interest income			$78,822	$67,118

Interest rate spread					2.67%	2.78%
Net interest margin					2.93%	3.13%

			Nine months ended September 30,
	Average volume		Interest income (1)/expense		Average rate (1)

	2003	2002	2003	2002	2003	2002

	(Dollars in Thousands)
Earning assets:
Money market instruments	$476,924	$62,620	$3,712	$804	1.04%	1.72%
Government obligations	754,483	1,121,549	32,929	41,746	5.84%	4.98%
Mortgage-backed securities	1,992,966	2,163,563	74,258	120,034	4.98%	7.42%
FHLB stock	39,712	31,617	1,206	1,119	4.06%	4.73%
Corporate bonds	206,927	275,740	6,951	12,782	4.49%	6.20%

Total investments	3,471,012	3,655,089	119,056	176,485	4.59%	6.46%

Residential real estate loans	2,180,472	1,155,906	79,316	52,447	4.86%	6.07%
Construction	311,211	215,562	11,021	8,623	4.73%	5.35%
Commercial loans	2,260,865	2,029,406	75,491	82,219	4.46%	5.42%
Finance leases	148,999	135,375	10,992	10,990	9.86%	10.85%
Consumer loans	1,189,568	1,022,101	114,507	104,688	12.87%	13.69%

Total loans (2)	6,091,115	4,558,350	291,327	258,967	6.39%	7.60%

Total earning assets	$9,562,127	$8,213,439	$410,383	$435,452	5.74%	7.09%

Interest-bearing liabilities:
Deposits	$5,101,214	$4,303,587	$84,253	$99,930	2.21%	3.10%
Other borrowed funds	2,766,975	2,782,734	82,355	92,745	3.98%	4.46%
FHLB advances	627,230	330,299	14,517	11,862	3.09%	4.80%

Total interest-bearing liabilities	$8,495,419	$7,416,620	$181,125	$204,537	2.85%	3.69%

Net interest income			$229,258	$230,915

Interest rate spread					2.89%	3.40%
Net interest margin					3.21%	3.76%

(1)  On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate of 39%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)  Non-accruing loans are included in the average balances.

PART II

	Three months ended on September 30,			Nine months ended on September 30,
	2003 compared to 2002			2003 compared to 2002
	Variance	Variance		Variance	Variance
	due to	due to	Total	due to	due to	Total
	volume	rate	variance	volume	rate	variance

	(Dollars in Thousands)
Interest income on earning assets:
Money market instruments	$1,649	$(554)	$1,095	$4,280	$(1,372)	$2,908
Government obligations	(3,729)	1,643	(2,086)	(14,876)	6,059	(8,817)
Mortgage-backed securities	5,043	(9,844)	(4,801)	(8,863)	(36,914)	(45,777)
FHLB stock	58	(224)	(166)	267	(180)	87
Corporate bonds	(142)	(478)	(620)	(2,772)	(3,058)	(5,830)

Total investments	2,879	(9,457)	(6,578)	(21,964)	(35,465)	(57,429)

Consumer loans	6,398	(2,980)	3,418	16,669	(6,850)	9,819
Real estate loans	14,366	(4,839)	9,527	41,957	(15,088)	26,869
Construction loans	1,359	(475)	884	3,614	(1,216)	2,398
Commercial loans	2,594	(5,622)	(3,028)	8,586	(15,314)	(6,728)
Finance leases	333	(398)	(65)	1,059	(1,057)	2

Total loans	25,050	(14,314)	10,736	71,885	(39,525)	32,360

Total interest income	27,929	(23,771)	4,158	49,921	(74,990)	(25,069)

Interest expense on interest bearing liabilities:
Deposits	7,055	(12,669)	(5,614)	15,913	(31,590)	(15,677)
Other borrowed funds	4,353	(7,224)	(2,871)	(523)	(9,867)	(10,390)
FHLB advances	3,353	(2,413)	940	8,789	(6,134)	2,655

Total interest expense	14,761	(22,306)	(7,545)	24,179	(47,591)	(23,412)

Change in net interest income	$13,168	$(1,465)	$11,703	$25,742	$(27,399)	$(1,657)

     Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $6.9 million and $21 million for the three and nine-month periods ended on September 30, 2003, respectively, and of $6.8 million and $32.8 million for the three and nine-month period ended on September 30, 2002. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations), mortgage-backed securities and on loans guaranteed by United States and Puerto Rico government agencies. The computation considers the interest expense disallowance required by the Puerto Rico tax law. Tax equivalent adjustments for the three-month periods ended September 30, 2003 and 2002 remained in line. For the nine-month periods ended September 30, 2003, the tax equivalent adjustment decreased by $11.8 million mainly attributed to lower average rates in 2003 and to lower average balances in exempt securities. During the first quarter and second quarter of 2003 the Corporation sold approximately $700 million in exempt mortgage-backed securities. Also during the first half of 2003, the Corporation invested the prepayments on mortgage-backed securities in short term investments, and did not replace the proceeds from both the sales and the prepayments until the mid quarter of September 2003. This resulted in decreases in the average balances of exempt securities subject to tax equivalent adjustments and decreases in tax equivalent net interest income for the period as compared to the same nine-month period last year.

     During the third quarter, the Corporation, with the increase in interest rates, reinvested the proceeds from the aforementioned sales and prepayments and grew its investments portfolio by purchasing $2.0 billion in mortgage-backed securities and approximately $670 million in federal agencies obligations, of which $375 million were purchased in June 2003 and settled in July 2003.

Interest Income

     Interest income increased by $4 million and decreased by $13.3 million for the three and nine-month periods ended on September 30, 2003, as compared to the same periods for 2002. When adjusted to a taxable equivalent basis, interest income increased by $4.2 million and decreased by $25.1 million, respectively, for the three and nine-month periods ended on September 30, 2003, as compared to the same periods in 2002. The yield on earning assets, on a taxable equivalent basis, amounted to 5.22% and 6.37% for the three-month periods ended on September 30, 2003 and 2002, respectively; and 5.74% and 7.09% for the nine-month periods ended on September 30, 2003 and 2002, respectively; the decrease in interest yields is attributed to the lower interest rate scenario as compared to the prior year comparable periods, since approximately 15% of investment securities and approximately 60% of the loans receivable have variable rates.

     The average volume of earning assets increased by approximately $2,182 million and $1,349 million for the three and nine-month periods ended on September 30, 2003, as compared to the same periods in 2002. The average volume of the loan portfolio increased by approximately $1,665 million and $1,532 million for the three and nine-month periods ended on September 30, 2003.

Interest Expense

     Interest expense decreased by $7.5 million and $23.4 million for the three and nine-month periods ended on September 30, 2003, as compared with the amount recorded in the same periods of 2002. The decrease in the interest expense was the result of a decrease in the cost of interest bearing liabilities, due to lower market rates, resulting in a positive rate variance of $22.3 million and $47.6 million, for the three and nine-month periods ended September 30, 2003. This positive effect was partially offset by an increase in the average volume of interest bearing liabilities generating a negative volume variance of $14.7 million and $24.2 million, for the three and nine-month periods ended September 30, 2003. The cost of interest bearing liabilities decreased from 3.59% and 3.69% for the three and nine-month periods ended on September 30, 2002 to 2.55% and 2.85% for the three and nine-month periods ended September 30, 2003. This decrease in lower average cost of funds results from the impact of the Federal Reserve Board interest rate cuts during recent years, the latest being the September 2002 twenty-five basis points cut.

Provision and Allowance for Loan Losses

     For the three and nine-month periods ended on September 30, 2003, the Corporation provided $12.6 million and $41.8 million for loan losses, as compared to $14.0 million and $48.3 million for the same periods of 2002. The decrease in the provision of approximately $1.4 million and $6.5 million for the third quarter and nine-months ended September 30, 2003 is due in part to the stability in net charge-offs. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses at a level that Management considers adequate to absorb probable losses incurred in the portfolio. The Corporation establishes the allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, fair value of the underlying collateral, financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, USVI or BVI economies may contribute to delinquencies and defaults, thus necessitating additional reserves.

     The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

     Net charge offs were $10.1 million (0.63% of average loans) for the third quarter of 2003, as compared to $10.2 million (0.85% of average loans) for the third quarter of 2002. The charge offs ratio is at the lowest level of the last 10 years, in spite of uncertain economic conditions. The improvement when compared to recent historical data is attributed to the Corporation’s underwriting, credit administration policies and effective risk management structure.

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$120,563	$104,150	$111,911	$91,060
Provision for loan losses	12,600	14,001	41,764	48,301

Loans Charge-Offs:
Residential real estate		(250)		(288)
Commercial and Construction	(1,503)	(1,007)	(5,246)	(3,273)
Finance leases	(651)	(602)	(1,850)	(1,704)
Consumer	(9,434)	(10,228)	(28,658)	(31,651)

Total charge-offs	(11,588)	(12,087)	(35,754)	(36,916)

Recoveries of loans previously charged-off:
Commercial and Construction	43	109	225	300
Finance leases	51	132	270	292
Consumer	1,355	1,669	4,608	4,937

Total recoveries	1,449	1,910	5,103	5,529

Net charge-offs	(10,139)	(10,177)	(30,651)	(31,387)

Allowance for loan losses, end of period	$123,024	$107,974	$123,024	$107,974

Allowance for loan losses to total loans	1.83%	2.18%	1.83%	2.18%
Net charge-offs annualized to average loans outstanding during the period	0.63%	0.85%	0.67%	0.92%

Other Income

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Service charges on deposit accounts	$2,202	$2,116	$7,147	$6,949
Other fees on loans	5,282	4,698	15,283	15,426
Mortgage banking activities	432	1,861	2,374	3,171
Rental income	579	602	1,609	1,730
Insurance income	1,162	618	3,157	1,614
Other commissions	683	204	1,039	974
Dividend on equity securities	166	179	519	507
Other operating income	3,093	2,408	7,931	7,441

Other income before net gain on sale of investments and impairment	13,599	12,686	39,059	37,812

Net gain on sale of investments and impairment losses	4,384	7,485	28,206	8,102
Derivative gain (loss)	1,153	(1,208)	1,039	(3,462)

Total	$19,136	$18,963	$68,304	$42,452

     Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; net gains on sale of investments; and derivatives. Other income for the quarter ended September 30, 2003 amounted to approximately $19.1 million, as compared to approximately $18.9 million for the same period in 2002. Other income, excluding the net gains on sales of investments and derivatives gain (loss), increased slightly when comparing the three and nine-month periods ended September 30, 2003 with the same periods of 2002. The slight increase is mainly attributed to increases in insurance commissions generated by the Corporation’s insurance subsidiary and to increases in other operating income from penalties on commercial loans cancellations offset by a decrease in income from mortgage banking activities.

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

     Other commissions income is the result of an agreement with an international brokerage house doing business in Puerto Rico to offer brokerage services in selected branches and from an agreement with Goldman, Sachs & Co. to participate in bond issues by Puerto Rico government agencies.

     The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes. Other operating income also includes earned discounts on tax credits purchased and utilized against income tax payments, and other fees generated on the portfolio of commercial loans.

     The net gain on the sale of investment securities reflects gains or losses as a result of sales that are in consonance with the Corporation’s investment policies as well as impairments on securities held in portfolio. Refer to Note 5 to the financial statements for further discussion on investment activities and impairments.

     As explained in Note 2 to the accompanying unaudited financial statements for the nine-month period ended September 30, 2003, the derivative gain consists of an unrealized gain of approximately $1.039 million due to the adjustment to fair value of a portfolio of swaps that does not qualify for hedge accounting.

Other Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in Thousands)
Employees’ compensation and benefits	$18,195	$14,317	$54,719	$43,135
Occupancy and equipment	9,042	7,036	26,757	20,726
Business promotion	2,691	2,412	8,114	7,510
Taxes	1,921	1,770	5,428	5,057
Insurance	725	689	2,476	2,048
Net gain of operations and disposition of other real estate owned	72	11	56	62
Professional fees	740	630	2,091	1,790
Servicing and processing fees	1,774	1,220	4,811	3,864
Communications	1,736	1,438	5,198	4,089
Supplies and printing	405	265	1,394	1,006
Other	2,558	2,880	7,560	7,077

Total	$39,859	$32,668	$118,604	$96,364

     Operating expenses increased to $39.9 million and $118.6 million for the three and nine-month periods ended on September 30, 2003, respectively, as compared to $32.7 million and $96.3 million for the same periods of 2002. The increase in operating expenses for 2003 is mainly the result of general growth in the Bank’s operations, including the acquisition of JP Morgan Chase’s Eastern Caribbean Region business, which represented approximately $6.1 million of the increase for the third quarter and $18.3 million of the increase for the nine-month period ended September 30, 2003, as compared to the same periods of 2002.

     Management’s goal is to limit expenditures to those that directly contribute to increase the efficiency, service quality and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement on earnings in recent years. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income, other income and gain on sale of investments, net, was 42.89% for the nine-month period ended September 30, 2003 as compared to 40.05% for the same period last year, and remains one of the best in the industry.

     For the nine-month period ended on September 30, 2003, other operating expenses include a core deposit intangible amortization of approximately of $1,800,000 as compared to approximately $689,000 for the same period last year. The estimated aggregate amortization expense on this core deposit intangible asset for each of the five succeeding fiscal years will amount to approximately $2,400,000.

Provision for Income Tax

     The provision for income tax amounted to $18.8 million (or 16.2% of pretax earnings) for the nine-month period ended on September 30, 2003 as compared to $15.9 million (or 16.6% of pretax earnings) for the same period in 2002.

     The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in government obligations and mortgage-backed securities exempt from U. S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking division of the Corporation and the Bank. These divisions were created under the International Banking Entity Act of Puerto Rico, which provides for total P.R. tax exemption on its interest income, other income and gain on sale of investments.

     FINANCIAL CONDITION

Assets

     Total assets as of September 30, 2003 amounted to $12,089 million, an increase of $2,445 million as compared to total assets as of December 31, 2002 of $9,644 million. The increase was mainly the result of an increase of approximately $1,069 million in total loans and an increase of approximately $1,423 million in total investments including money market instruments.

The composition of loans receivable:

	September 30,	December 31,	Increase
	2003	2002	(Decrease)

	(Dollars in Thousands)
Residential real estate loans	$2,577,613	$1,854,068	$723,545

Commercial real estate loans	795,117	813,513	(18,396)
Construction loans	337,317	259,053	78,264
Commercial loans	1,604,268	1,418,792	185,476

Total commercial loans	2,736,702	2,491,358	245,344

Finance leases	155,143	143,412	11,731
Consumer and other loans	1,237,350	1,149,012	88,338

Total	$6,706,808	$5,637,850	$1,068,958

     The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $2,219 million and repayments and other adjustments of $1,150 million. The Corporation’s core lending operations have continued to grow especially commercial and residential mortgages. The commercial loan portfolio grew by $245 million and the residential real estate loans grew by $724 million as compared to December 31, 2002. Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $12 million. Consumer and other loans increased by $88 million as compared to December 31, 2002.

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

     At September 30, 2003, total non-performing assets amounted to $99.6 million (0.82% of total assets) as compared to $104.7 million (1.09% of total assets) at December 31, 2002 and $79 million (0.96% of total assets) at December 31, 2001. The Corporation’s allowance for loan losses to non-performing loans ratio was 143.57% at September 30, 2003 as compared to 121.95% and 124.74% at December 31, 2002 and 2001, respectively. The improvement in the coverage ratio is related to the stability during 2003 in delinquencies and non-performing loans.

     Past due loans are loans delinquent 90 days or more as to principal and/or interest and still accruing interest.

     Non-performing loans as of September 30, 2003 were $85.6 million (1.28% of total loans), as compared to $91.8 million (1.63% of total loans) and $73 million (1.69%) as of December 31, 2002 and December 31, 2001, respectively. Non-performing loans when compared to the balance at December 31, 2002, decreased both in dollar amount and as a percentage of the portfolios. The decrease results from stable delinquencies, especially in the Bank’s consumer portfolios. The increase in dollar amount, when compared to the December 31, 2001 figure, is composed mostly of secured real estate loans and is mainly attributed to general growth of the portfolios and to the acquisition of JP Morgan Chase’s Eastern Caribbean Region operations in October 2002.

The following table presents non-performing assets at the dates indicated:

	September 30,	December 31,
	2003	2002	2001

	(Dollars in Thousands)
Non-accruing loans:
Residential real estate	$23,732	$23,018	$18,540
Commercial and commercial real estate	40,878	47,705	29,378
Finance leases	3,641	2,049	2,469
Consumer	17,439	18,993	22,611

	85,690	91,765	72,998

Other real estate owned (OREO)	3,998	2,938	1,456
Other repossessed property	5,020	6,222	4,596
Investment securities	4,850	3,750

Total non-performing assets	$99,558	$104,675	$79,050

Past due loans	$19,785	$24,435	$27,497
Non-performing assets to total assets	0.82%	1.09%	0.96%
Non-performing loans to total loans	1.28%	1.63%	1.69%
Allowance for loan losses	$123,024	$111,911	$91,060
Allowance to total non-performing loans	143.57%	121.95%	124.74%

Non-accruing Loans

     Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers, based on the value of the underlying collateral and the loan to value ratios, that no material losses will be incurred in this portfolio. Management’s understanding is based on the historical experience of the Corporation. Non-accruing residential real estate loans amounted to $23.7 million (0.93% of total residential real estate loans) at September 30, 2003, as compared to $23 million (1.24% of total residential real estate loans) and $19 million (1.83% of total residential real estate loans) at December 31, 2002 and 2001, respectively.

     Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified. Non-accruing commercial loans amounted to $40.9 million (1.49% of total commercial loans) at September 30, 2003 as compared to $48 million (1.91% of total commercial loans) and $29 million (1.37% of total commercial loans) at December 31, 2002 and 2001, respectively. At September 30, 2003, there were eight non-accruing commercial loans over $1 million, for a total of $16.4 million.

     Finance Leases – Finance leases are classified as non-accruing when they are delinquent 90 days or more. Non-accruing finance leases amounted to $3.6 million (2.35% of total finance leases) at September 30, 2003, as compared to $2 million (1.43% of total finance leases) and $2.5 million (1.93% of total finance leases) at December 31, 2002 and 2001, respectively.

     Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

     Non-accruing consumer loans amounted to $17.4 million (1.41% of the total consumer loan portfolio) at September 30, 2003, as compared to $19 million (or 1.65% of the total consumer loan portfolio) and $23 million (or 2.21% of the total consumer loan portfolio) at December 31, 2002 and December 31, 2001, respectively.

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

     Investment securities

     This category presents investment securities reclassified to non-accruing status, at their carrying amount.

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

     As of September 30, 2003, total liabilities amounted to $11,035 million, an increase of $2,190 million as compared to $8,845 million as of December 31, 2002. The net increase in total liabilities was mainly due to: (1) an increase of 1,030 million in total deposits, (2) an increase of $794 million in federal funds and securities sold under agreements to repurchase, (3) an increase of $369 million in advances from FHLB; (4) net of a decrease of approximately $3.3 million in accounts payable and other liabilities.

     The Corporation maintains unsecured standby lines of credit with other banks. At September 30, 2003 the Corporation’s total unused lines of credit with these banks amounted to approximately $45 million. At September 30, 2003, the Corporation had an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $144,452,317.

     Capital

     Total stockholders’ equity as of September 30, 2003 amounted to $1,054 million, increasing by $255 million from the amount as of December 31, 2002. The increase was mainly the result of earnings for the period ended on September 30, 2003 of $97.4 million, the net proceeds from the issuance of the Corporation’s “Series E Preferred Stock” of approximately $183 million, the proceeds from the issuance of shares of common stock through the exercise of stock options which were approximately $834,000, the other comprehensive income for the period of $7.6 million, reduced by dividends paid of $33.5 million.

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

     At September 30, 2003 and December 31, 2002, the most recent notification from FDIC, categorized the Corporation as a well-capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirements

			For capital
	Actual		adequacy purposes		To be well capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2003
Total Capital (to Risk-Weighted Assets):
First BanCorp	$1,076,898	15.38%	$560,337	8%	$700,422	10%
FirstBank	950,037	13.62%	557,879	8%	697,349	10%
Tier I Capital (to Risk-Weighted Assets):
First BanCorp	$951,016	13.58%	$280,169	4%	$420,253	6%
FirstBank	829,414	11.89%	278,940	4%	418,410	6%
Tier I Capital (to Average Assets):
First BanCorp	$951,016	8.64%	$330,117	3%	$550,195	5%
FirstBank	829,414	7.61%	327,022	3%	545,037	5%
At December 31, 2002
Total Capital (to Risk-Weighted Assets):
First BanCorp	$816,946	13.75%	$475,155	8%	$593,944	10%
FirstBank	739,996	12.50%	473,617	8%	592,022	10%
Tier I Capital (to Risk-Weighted Assets):
First BanCorp	$707,083	11.90%	$237,578	4%	$356,366	6%
FirstBank	632,487	10.68%	236,809	4%	355,213	6%
Tier I Capital (to Average Assets):
First BanCorp	$707,083	7.35%	$288,628	3%	$481,046	5%
FirstBank	632,487	6.62%	286,801	3%	478,002	5%

Dividends

     During the period ended September 30, 2003, the Corporation declared a quarterly cash dividend of $0.11 per common share representing a 10% increase over the quarterly cash dividend of $0.10 per common share declared for the same period in 2002. Total dividends declared per common share for the nine-month period ended on September 30, 2003 amounted to $13.2 million for an annualized dividend payout ratio of 17.11% as compared to $12.0 million for the period ended September 30, 2002 (or a 19.84% dividend payout ratio). Dividends declared on preferred stock amounted to $20.3 million for the nine-month period ended on September 30, 2003 as compared to $19.7 million for the same period last year.

Contractual Obligations and Commitments

     The following table presents a detail of the maturities of contractual debt obligations and commitments to extend credit:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(Dollars in Thousands)
Contractual Obligations:
Federal funds purchased and securities sold under agreements to repurchase	$3,587,878	$1,669,418	$100,000	$550,000	$1,268,460
Advances from FHLB	742,000	419,000	50,000		273,000
Subordinated Notes	82,818		82,818

Total Contractual Cash Obligations	$4,412,696	$2,088,418	$232,818	$550,000	$1,541,460

Other Commitments:
Lines of Credit	$328,953	$328,953
Standby Letters of Credit	96,368	96,368
Other Commercial Commitments	690,658	690,658

Total Commercial Commitments	$1,115,979	$1,115,979

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

     The Corporation has obligations to make future payments under lease agreements. The maturities of the operational leases are included on page 74 of the Corporation’s annual report to security holders for the year ended December 31, 2002.

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

     The day-to-day management of interest rate risk, as well as liquidity management and other related matters, is assigned to the Asset Liability Management and Investment Committee of FirstBank (ALCO). The ALCO is composed of the following officers: President and CEO, the Senior Executive Vice President and CFO, the Executive Vice President for Retail and Mortgage Banking, the Senior Vice President of Treasury and Investments and the Economist. The ALCO meets on a weekly basis. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company, including a stock portfolio which had a book value of $39.5 million at September 30, 2003. This Committee meets weekly and has the same membership as the ALCO Committee described previously.

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

     The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points (a downward movement of 75 basis points was used as of September 30, 2003 because initial rates were very low). Simulations were carried out in two ways:

(1)	using a balance sheet which is assumed to be at the same levels existing on the simulation date, and assuming new investment repayments are reinvested in mortgage-backed securities

(2)	using a balance sheet which has growth patterns and strategies similar to those which have occurred since September 30, 2003, and assuming investment repayments are reinvested in mortgage-backed securities

     These simulations assume gradual upward or downward movements of interest rates over the year of projection, with the change totaling 200 basis points at the end of the twelve-month period in most cases (a downward movement of 75 basis points was used for the September 30, 2003 simulations). The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. All computations are done on a tax equivalent basis, including the effects of the changing cost of funds on the tax-exempt spreads of certain investments. The projections are carried out for First BanCorp on a consolidated basis.

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

     Assuming a no growth balance sheet with new investment repayments in mortgage-backed securities, as of September 30, 2003, tax equivalent net interest income projected for the next twelve-month period would rise by $22.3 million (5.60%) under a rising rate scenario and would decrease by $9.9 million (2.48%) under falling rates.

     The same simulations were also carried out assuming that the Corporation would grow and investment portfolio repayments would be reinvested in mortgage-backed securities. The growth scenario assumes the reinvestment of mortgage-backed securities sales and prepayments, as well as the replacement of other securities which are called during the projection period. As of September 30, 2003 the growing balance sheet simulations indicate that tax equivalent net interest income projected for the next twelve-months would rise by $58.1 million (14.6%) under a rising rate scenario and would decrease by $32.2 million (8.1%) with falling rates. This scenario results in more asset sensitivity because it assumes significant additional purchases of mortgage-backed securities.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. First BanCorp’s Management, with the participation of First BanCorp’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, First BanCorp’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, First BanCorp’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by First BanCorp in the reports that it files or submits under the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Corporation is a defendant in a number of legal proceedings arising out of, and incidental to its business. Based on its review with counsel of the development of these matters to date, Management is of the opinion that the ultimate aggregate liability, if any, resulting from these pending proceedings will not have a material adverse effect on the accompanying consolidated financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A-Exhibits

       31.1 – Sarbanes Oxley Act Section 302 Certification

       31.2 – Sarbanes Oxley Act Section 302 Certification

       32.1 –Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

       32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B-Report on Form 8-K

     On July 21, 2003, the Corporation furnished a current report on Form 8-K reporting its unaudited results of operations for the quarter and first half ended June 30, 2003.

     On September 5, 2003, the Corporation filed a current report on Form 8-K disclosing the prospectus document for the issuance of the Corporation’s “Series E Preferred Stock”.

     On September 27, 2003, the Corporation filed a current report on Form 8-K announcing the execution of the underwriting agreement for the public offering of the Corporation’s “Series E Preferred Stock”.

     On October 22, 2003, the Corporation furnished a current report on Form 8-K reporting its unaudited results of operations for the quarter and nine-months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp.

Registrant

Date: November 14, 2003	By:	/s/ Angel Alvarez-Pérez

Angel Alvarez-Pérez, Esq.
Chairman, President and Chief
Executive Officer

Date: November 14, 2003	By:	/s/ Annie Astor-Carbonell

Annie Astor-Carbonell
Senior Executive Vice President
and Chief Financial Officer