Form 10-K
period 2003-12-31
FIRST BANCORP /PR/
filed 2004-03-15
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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
7.00% Noncumulative Perpetual Monthly Income
Preferred Stock, Series E (Liquidation Preference $25 per share)

Securities registered under Section 12(g) of the Act:

NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No  [   ]

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2003 (the last day of the registrant’s most recently completed second quarter) was $76,789,000 based on the closing price of $27.45 per share of common stock on the New York Stock Exchange on June 30, 2003. (see Note 1 below)

The number of shares outstanding of the registrant’s common stock, as of March 1, 2004 was: Common stock, par value $1.00 – 40,045,535.

Documents Incorporated by Reference

1.	Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Items 1 and 3 of Part I, Items 5 through 8 of Part II and Item 15 of Part IV of this Annual Report on Form 10-K.

2.	Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Items 10 through 14 of Part III of this Annual Report on Form 10-K.

     Note 1-The registrant had no nonvoting common equity outstanding as of June 30, 2003. In calculating the aggregate market value of the common stock held by nonaffiliates of the registrant, registrant has treated as common stock held by affiliates only common stock of the registrant held by its principal executive officer and voting stock hold by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

FIRST BANCORP

Forward Looking Statements

     When used in this Form 10-K or future filings by First BanCorp (First BanCorp or the “Corporation”) with the Securities and Exchange Commission, in the Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “project”, “believe”, “should” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     The future results of the Corporation could be affected by subsequent events and could differ materially from those expressed in forward-looking statements. If future events and actual performance differ from the Corporation’s assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

     The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based on Management’s current expectations, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive, and regulatory factors, legislative changes and accounting pronouncements, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I

Item 1. Business

GENERAL

     First BanCorp (“the Corporation”) is a publicly-owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. First BanCorp operates two direct subsidiaries: FirstBank Puerto Rico (“FirstBank or the Bank”) and FirstBank Insurance Agency, Inc. FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “Commissioner”) and the Federal Deposit Insurance Corporation (the “FDIC”), which insures its deposits through the Savings Association Insurance Fund (“SAIF”). The Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board and by the British Virgin Islands Financial Services Commission. FirstBank Insurance Agency is subject to supervision, examination and regulation by the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico (the “Insurance Commissioner”).

     First BanCorp is engaged in the banking business and provides a wide range of financial services for retail and institutional clients. First BanCorp had total assets of approximately $12.7 billion, total deposits of approximately $6.8 billion and total stockholder’s equity of approximately $1.1 billion at December 31, 2003. Based on total assets, First BanCorp is the second largest bank holding company headquartered in the Commonwealth of Puerto Rico and the second largest depository institution in Puerto Rico.

     FirstBank conducts its business through its main offices located in San Juan, Puerto Rico, forty-two full service banking branches in Puerto Rico and twelve branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI). FirstBank has three subsidiaries with operations in Puerto Rico, First Leasing and Rental Corporation, a vehicle leasing and daily rental company with nine offices in Puerto Rico, First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with twenty-eight offices in Puerto Rico and First Mortgage, Inc., a residential mortgage loan origination company with twenty-one offices in FirstBank branches. FirstBank has three subsidiaries with operations outside of Puerto Rico, FirstBank Insurance Agency VI, Inc., an insurance agency with one office that sells insurance products in the USVI, First Trade, Inc., which provides foreign sales corporation management services with an office in the USVI and an office in Barbados, and First Express, a small loans company with three offices in the USVI.

     First Mortgage, Inc. started operations specializing in the origination of residential mortgage loans and related services in September 2003. First Express started operations in the USVI in November 2003 and concentrates primarily in the origination of small loans in the USVI.

     The information under the caption “President’s Letter” on pages 13 to 16 and the information under Note 28 - Segment Information on pages 85 to 86 of the Corporation’s annual report to security holders for the year ended December 31, 2003 are incorporated herein by reference.

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

     We also made available the Corporation’s corporate governance standards, the charters of the audit, compensation and benefits, corporate governance and nominating committees; and the codes mentioned below free of charge on or through our internet website www.firstbankpr.com (First BanCorp section, Corporate Governance link):

•	Code of Ethics for Senior Financial Officers (see Exhibit 14.1)

•	Code of Ethics applicable to all employees (see Exhibit 14.2)

•	Policy Statement and Standards of Conduct for Members of the Board of Directors, Executive Officers and Principal Shareholders (see Exhibit 14.3)

     The corporate governance standards, and the aforementioned charters and codes may also be requested free of charge to Mrs. Carmen G. Szendrey Ramos, Senior Vice President, General Counsel and Secretary of the Board, PO Box 9146, San Juan, Puerto Rico 00908.

MARKET AREA AND COMPETITION

     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. The Corporation also has a presence, through its subsidiaries, in the United States and British Virgin Islands’ markets. According to the latest industry statistics published by the Commissioner, Puerto Rico has 17 banking institutions with approximately $87 billion in assets. The Corporation ranked second based on total assets. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

     Competitors include other banks, insurance companies, mortgage banking companies, small loan companies, automobile financing companies, leasing companies, vehicle rental companies, brokerage firms with retail operations, and credit unions in Puerto Rico and in the Virgin Islands. The Corporation’s businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers and industries served.

     The Corporation’s ability to compete effectively depends on the relative performance of its products, the degree to which the features of its products appeal to customers, and the extent to which the Corporation meets client’s needs and expectations. The Corporation’s ability to compete also depends on its ability to attract and retain professional and other personnel, and on its reputation.

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

SUPERVISION AND REGULATION

     Bank Holding Company Activities and Other Limitations

     The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

     A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking or of managing or controlling banks. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any company if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the company in question are so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto.

     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. FirstBank is currently the only depository institution subsidiary of the Corporation.

     The Gramm-Leach-Bliley Act revised and expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The Gramm-Leach-Bliley Act requires that in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank and comply with the following (and such compliance must continue during while the entity is treated as a financial holding company): (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well managed as of the date the bank holding company files the election. The bank holding company must have also achieved at least a rating of satisfactory record of meeting community credit needs under the Community Reinvestment Act during the institution’s most recent examination. In April of 2000, the Corporation filed an election with the Federal Reserve Board and became a financial holding company.

     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency, Inc. and through FirstBank Insurance Agency V. I., Inc., a subsidiary of FirstBank Puerto Rico.

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

     Under the Gramm-Leach-Bliley Act, if the Corporation fails to meet any of the requirements for being a financial holding company and is unable to cure such deficiencies within certain prescribed periods of time, the Federal Reserve Board could require the Corporation to divest control of its depository institution subsidiaries or alternatively cease conducting financial activities that are not permissible for bank holding companies that are not financial holding companies.

     Sarbanes-Oxley Act

     On July 20, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”), which implemented legislative reforms intended to address corporate and accounting fraud. SOA contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented pursuant to regulations issued by the Securities and Exchange Commission (the “SEC”). The following is a summary of certain key provisions of SOA.

     In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, SOA places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, SOA makes certain changes to the requirements for partner rotation after a period of time. SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duties to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under this new law, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations)

are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a company’s securities must now report within two business days of the change.

     SOA also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies will be required to disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. A company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOA also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. SOA also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. The law also requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

     USA Patriot Act

     Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Corporation and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing.

     The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose new obligations in financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.

     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institutions. The Corporation and the Bank have adopted appropriate policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

     Privacy Policies

     Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and establish policies and procedures to protect customer data from unauthorized access. The

Corporation and its subsidiaries have adopted policies and procedures in order to comply with the privacy provisions of the Gramm-Leach-Bliley Act and the regulations issued thereunder.

     State Chartered Non-Member Bank; Banking Laws and Regulations in General.

     FirstBank is subject to extensive regulation and examination by the Commissioner and the FDIC, and subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing and availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation. However, management is not aware of any current recommendations by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of FirstBank or the Corporation.

     As a creditor and financial institution, FirstBank is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation DD (Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).

     There are periodic examinations by the Commissioner and the FDIC to test FirstBank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, certain actions are required by statute and implementing regulations. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

     Dividend Restriction.

     The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to its declaration and payment of dividends (i.e., that dividends may be paid out only from the Corporation’s net assets in excess of capital or in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that provides that bank holding companies should generally pay dividends only out of current operating earnings.

     At present, the principal source of funds for the Corporation is dividends declared and paid by FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is restricted by the Banking Law (as defined herein), the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Puerto Rico Banking Law provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.

     In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

     Limitations on Transactions with Affiliates

     Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and by Regulation W. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

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

     The Federal Reserve Board has adopted a new regulation, Regulation W, effective April 1, 2003, that deals with the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

     Federal Reserve Board Capital Requirements

     The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock which may be included as Tier I capital, less goodwill and, with certain exceptions, other intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without a supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2003, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

     FDIC Capital Requirements

     The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered non-member banks like the Bank. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

     The FDIC requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, weights used (range from 0% to 100%) are based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed below under the 3.0% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and generally allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

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

     In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. In June 1996, the FDIC and other federal banking agencies adopted a joint policy statement on interest rate risk policy. Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and comprehensive risk management process that effectively identifies, measures, monitors and controls such interest rate risk.

     Failure to meet capital guidelines could subject an insured bank like the Bank to a variety of prompt corrective actions and enforcement remedies under the FDIC (as amended by FDICIA), including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. In general terms, undercapitalized depository institutions are prohibited from making any capital distributions (including dividends), are subject to restrictions on borrowing from the Federal Reserve System, and are subject to growth limitations and are required to submit capital restoration plans.

     At December 31, 2003, the Bank was well capitalized. Like any other institution, the Bank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank’s financial condition and results of operations.

     Activities and Investments

     The activities as “principal” and equity investments of FDIC-insured, state-chartered banks such as the Bank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investments of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activity would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged as “principal” in any activity that is not permitted for a national bank must cease the impermissible activity.

     Federal Home Loan Bank System

     FirstBank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (FHFB). The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the boards of directors of each regional FHLB.

     The Bank is a member of the FHLB of New York and as such is required to acquire and hold shares of capital stock in that FHLB in a certain amount which is calculated in accordance with the requirements set forth in applicable laws and regulations. The Bank is in compliance with the stock ownership requirements of the FHLB-NY. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.

     Ownership and Control

     Because of the Bank’s status as a bank, owners of the common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The FDIC’s regulations implementing the CBCA are generally similar to those described above.

     The Banking Law requires the approval of the Commissioner for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law.”

     Gross-Guarantees

     Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently the only FDIC insured depository institution controlled by the Corporation.

     Standards for Safety and Soundness

     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

     Brokered Deposits

     FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The Bank is currently a well-capitalized institution and is therefore nor subject to any limitations on brokered deposits.

     Puerto Rico Banking Law

     As a commercial bank organized under the laws of Commonwealth, FirstBank is subject to supervision, examination and regulation by the Commissioner pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”). The Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, lending limitations, capital requirements, investment requirements and other aspects of the Bank and its affairs. In addition, the Commissioner is given extensive rule making power and administrative discretion under the Banking Law.

     The Banking Law authorizes Puerto Rico commercial banks to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and operating a small loan company.

     The Banking Law requires every bank to maintain a legal reserve which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received, (3) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreement to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner determines from time to time.

     The Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

     The Banking Law provides that no officers, directors, agents or employees of a Puerto Rico commercial bank may serve or discharge a position of officer, director, agent or employee of another Puerto Rico commercial bank, financial company, savings and loan association, trust company, company engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to the affiliates of a Puerto Rico commercial bank.

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

     The Banking Law requires the prior approval of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under the Banking Law, a change of control is presumed to occur if a person or a group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. The Commissioner has interpreted the restrictions of the Banking Law as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Banking Law, the determination of the Commissioner whether to approve a change of control filing is final and non-appealable.

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

     International Banking Act of Puerto Rico (IBE Act)

     The business and operations of the First BanCorp and FirstBank IBEs are subject to supervision and regulation by the Commissioner. Under the IBE Act, certain sales, encumbrances, assignments, mergers, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.

     Pursuant to the IBE Act and the IBE Regulations, the First BanCorp and FirstBank IBEs must maintain books and records of all its transactions in the ordinary course of business. The First BanCorp and FirstBank IBEs are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

     The IBE Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest. Please refer to recent legislation section for changes in the IBE Act that were recently adopted.

     Insurance Operations Regulation

     FirstBank Insurance Agency, Inc. is registered as an insurance agency with the Insurance Commissioner and is subject to regulations issued by the Insurance Commissioner and FDIC relating to, among other things, licensing of employees, sales, solicitation and advertising practices, and consumer protections.

     Community Reinvestment

     Under the Community Reinvestment Act (“CRA”), federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low and moderate-income residents, consistent with their safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit and institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and to take such record and rating into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank received a “satisfactory” CRA rating in its most recent examination by the FDIC.

     Mortgage Banking Operations

     First Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as First Mortgage are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD, audited financial statements, and each regulatory entity has its own financial requirements. First Mortgage’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. First Mortgage is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loans products.

     Section 5 of the Puerto Rico Mortgage Banking Law requires the prior approval of the Commissioner for the acquisition of control of any mortgage banking institution licensed under such law. For purposes of the Puerto Rico Mortgage Banking Law, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Puerto

Rico Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change in control.

     Recent Legislation

     Sarbanes Oxley

     In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the SOA (“Section 404”). Commencing with its 2004 annual report, First BanCorp will be required to include an internal control report containing management’s assertions regarding the effectiveness of the Corporation’s internal control structure and procedures over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; of management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation of it, as of year-end and of the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. As well, Section 404 requires the Corporation’s independent accounting firm to attest to, and report on, management’s assessment of the Corporation’s internal control over financial reporting in accordance with standards established by Public Company Accounting Oversight Board (PCAOB), which is required to be filed as part of the Annual Report.

     IBE Act

     IBEs are currently exempt from taxation under Puerto Rico law. Recently, the Puerto Rico Legislature and the Governor of Puerto Rico approved an amendment to the IBE Act. This amendment imposes income tax at normal on IBE that operates as a unit of a bank, to the extent that the IBE’s net income that exceeds 20% of the bank’s total net taxable income (including the net income generated by the IBE unit). The amendment, which applies only to IBEs that operate as a unit of a bank, is effective for fiscal years beginning after June 30, 2003. The amendment provides for a transitional period during which the limitation for 2004 will be 40%, 30% in 2005 and finally 20% in 2006 and thereafter. Management estimates that the financial impact of the amendment is not likely to be material to the Corporation.

FINANCIAL CONDITION

     The Corporation’s total assets at December 31, 2003 amounted to $12.7 billion, $3.1 billion over the $9.6 billion at December 31, 2002.

     The following table sets forth the maturity distribution of earning assets at December 31, 2003:

	As of December 31, 2003
	Maturities
		After one year through five years		After five years

	One year	Fixed interest	Variable	Fixed interest	Variable
	or less	rates	interest rates	rates	interest rates	Total
			(In thousands)
Money market securities	$970,940					$970,940

Investment securities (1)	712,479	$25,000		$3,643,518	$14,268	4,395,265

Loans (2):
Residential real estate	61,060	95,962	$143,015	946,707	1,632,267	2,879,011
Construction	198,380	2,811	99,753	7,062	20,169	328,175
Commercial and commercial real estate	420,364	64,772	231,021	212,577	1,575,726	2,504,460
Lease financing	8,693	121,914		30,676		161,283
Consumer	254,752	751,413	2,940	142,408	20,076	1,171,589

Total Loans	943,249	1,036,872	476,729	1,339,430	3,248,238	7,044,518

Total	$2,626,668	$1,061,872	$476,729	$4,982,948	$3,262,506	$12,410,723

(1)	Equity securities and FHLB stock were included under the “one year or less category”.

(2)	Non-accruing loans were included under the “one year or less category”.

LENDING ACTIVITIES

     At December 31, 2003 First BanCorp’s lending activities include total commercial loans of $2,833 million (40% of total loans), total consumer loans of $1,172 million (17% of total loans), and total residential mortgage loans of $2,879 million (41% of total loans). The Corporation’s portfolio of commercial loans is composed in its majority of asset based financing and commercial real estate loans. Total commercial loans include $889 million in commercial real estate loans and $328 million in construction loans. The consumer loan portfolio consists principally of auto loans and personal loans and to a lesser extent boat and credit card loans. The portfolio of finance leases of $161 million (2% of total loans), is mostly composed of loans to individuals to finance the acquisition of an automobile.

     The following table sets forth the composition of First BanCorp’s total loans at the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Residential real estate loans, mainly secured by first mortgages:	$2,871,222	$1,846,561	$1,012,385	$752,349	$441,062
Deferred net loan fees	(4,062)	(3,247)	(5,107)	(5,557)	(5,293)

Residential real estate loans	2,867,160	1,843,314	1,007,278	746,792	435,769

Commercial loans:
Construction, land acquisition and land improvement	493,314	467,978	413,218	484,986	288,302
Undisbursed portion of loans in process	(165,139)	(208,925)	(193,822)	(281,031)	(156,234)

Construction loans	328,175	259,053	219,396	203,955	132,068
Commercial loans	1,615,304	1,418,792	1,238,173	947,709	655,417
Commercial mortgage	889,156	813,513	688,922	438,321	371,643

Commercial loans	2,832,635	2,491,358	2,146,491	1,589,985	1,159,128

Finance leases	161,283	143,412	127,935	122,883	85,692

Consumer and other loans:
Personal	422,478	424,332	373,706	401,548	435,858
Auto	665,484	565,478	502,902	530,534	532,242
Boat	59,385	53,017	39,570	33,954	37,018
Credit card	58,568	164,172	176,226	174,797	168,045
Home equity reserve	4,552	4,566	1,851	2,134	2,657
Unearned finance interest	(38,878)	(62,553)	(71,810)	(104,429)	(148,836)

Consumer and other loans	1,171,589	1,149,012	1,022,445	1,038,538	1,026,985

Loans receivable	7,032,667	5,627,096	4,304,149	3,498,198	2,707,574
Loans held for sale	11,851	10,754	4,630		37,794

Total loans	7,044,518	5,637,850	4,308,779	3,498,198	2,745,368
Allowance for loan losses	(126,378)	(111,911)	(91,060)	(76,919)	(71,784)

Total loans-net	$6,918,140	$5,525,939	$4,217,719	$3,421,279	$2,673,584

     The following table sets forth the composition of First BanCorp’s total loan portfolio before the allowance for loan losses and the estimated weighted average taxable equivalent interest rates of loans in each category at December 31, 2003.

	December 31, 2003
		Weighted
	(In thousands)	average rate
Residential real estate loans	$2,879,011	4.23%

Construction loans	328,175	4.89%

Commercial and commercial real estate loans	2,504,460	4.17%

Finance leases	161,283	9.50%

Consumer loans:
Auto	660,378	10.38%
Personal	389,147	15.96%
Credit card	58,568	14.18%
Boat	58,944	7.20%
Home equity reserve loans	4,552	7.50%

Total consumer and other loans	1,171,589	12.27%

Total	$7,044,518	5.70%

Loan Activity

     The following table sets forth certain additional data related to the Corporation’s loan portfolio net of the allowance for loan losses for the dates indicated:

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Beginning balance	$5,525,939	$4,217,719	$3,421,279	$2,673,584	$2,052,200
Residential real estate loans originated and purchased	1,865,709	1,045,268	613,698	416,077	216,713
Commercial loans originated and purchased	926,654	581,654	798,038	555,530	623,590
Finance leases originated	67,332	54,750	45,094	65,646	51,618
Consumer loans originated and purchased	603,024	431,588	363,582	423,411	515,348

Total loans originated and purchased(1)	3,462,719	2,113,260	1,820,412	1,460,664	1,407,269
Sales and securitizations of loans	(230,324)	(80,446)	(41,060)		(1,267)
Repayments and prepayments	(1,758,335)	(635,765)	(897,832)	(646,581)	(719,964)
Other decreases(2)	(81,859)	(88,829)	(85,080)	(66,388)	(64,654)

Net increase	1,392,201	1,308,220	796,440	747,695	621,384

Ending balance	$6,918,140	$5,525,939	$4,217,719	$3,421,279	$2,673,584

Percentage increase	25.19%	31.02%	23.28%	27.97%	30.28%

(1)	Loan origination for 2002 includes $435 million acquired from JP Morgan Chase VI operations together with the assumption of $557 million in deposits.

(2)	Includes the change in the allowance for loan losses and cancellation of loans due to the repossession of the collateral.

INVESTMENT ACTIVITIES

     The Corporation’s investments are managed by the Treasury and Investment Division, under the supervision of the Senior Vice President, Treasury and Investments, who reports to the Corporation’s Senior Executive Vice President and Chief Financial Officer. Investment policy for the Corporation is set by the Corporation’s Investment Committee, which includes the President and Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, the Senior Executive Vice President and Chief Lending Officer, the Executive Vice President for Retail and Mortgage Banking, the Senior Vice President for Treasury and Investments, and the Economist. Significant investment transactions are reported to the Investment Committee.

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

SOURCES OF FUNDS

     First BanCorp’s principal funding sources are branch-based deposits, retail brokered deposits, institutional deposits, federal funds purchased and securities sold under agreements to repurchase, and FHLB advances. Through its subsidiary Bank branch banking system, First BanCorp offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, IRA accounts and commercial non-interest bearing checking accounts.

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

	Weighted average rates at	December 31,
	December 31, 2003	2003	2002	2001
		(Dollars in thousands)
Non-interest bearing checking accounts		$548,921	$447,076	$239,851
Saving accounts	1.20%	985,062	921,103	469,452
Interest bearing checking accounts	1.04%	286,607	230,743	205,760
Certificate accounts	1.99%	4,944,517	3,883,996	3,183,491

Total		$6,765,107	$5,482,918	$4,098,554

Weighted average rate on interest bearing deposits	1.82%
Total deposits as a percentage of total assets		53.40%	56.85%	50.00%

     Certificate accounts include institutional deposit which consist mainly of brokered certificates of deposit, and certificates issued to agencies of the Government of Puerto Rico and to Governments in the Virgin Islands. Under FDIC regulations, a bank cannot accept, roll over or renew brokered deposits, which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates, unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. The Bank has no such restrictions since it is a well capitalized institution.

     The following table presents a maturity summary of certificates of deposit with balances of $100,000 or more at December 31, 2003.

(In thousands)
Three months or less	$788,052
Over three months to six months	274,989
Over six months to one year	104,684
Over one year	3,341,141

Total	$4,508,866

Borrowings

     The following table presents the amount and weighted average interest rates of borrowings as of each date indicated in the categories set forth below.

	Weighted average	December 31,
	rates at
	December 31, 2003	2003	2002	2001
		(Dollars in thousands)
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	3.13%	$3,650,297	$2,793,540	$2,997,174
FHLB advances	1.72%	913,000	373,000	343,700
Subordinated notes	8.04%	82,818	82,815	84,362

Total	2.94%	$4,646,115	$3,249,355	$3,425,236

Total borrowed funds as a percentage of total assets		36.38%	33.69%	41.65%
Weighted average interest rate during the period:
Securities sold under agreements to repurchase		3.66%	4.21%	4 .90%

CAPITAL

     At December 31, 2003, total stockholders’ equity for the Corporation amounted to approximately $1,090 million, an increase of approximately $292 million as compared to $798 million at December 31, 2002. During 2003 First BanCorp issued $189.6 million of its Series E preferred stock.

Employees

     At December 31, 2003, the Corporation employed 1,983 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employees’ relations to be good.

Item 2. Properties

     At December 31, 2003, First BanCorp owned the following three main offices located in Puerto Rico:

Main offices:

1.	Headquarters Offices – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building and an underground three level parking lot are owned by the Corporation.

2.	EDP & Operations Center – A five story structure located at 1506 Ponce de León Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

3.	Consumer Lending Center – A three story building with a three-levels parking lot located at 876 Muñoz Rivera Avenue, corner Jesús T. Piñero Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.

     In addition, the Corporation owned 15 branch and office premises and an auto lot. The Corporation leased 39 branch premises, 28 loan and office centers and six other facilities. All of these premises are located in Puerto Rico and in the U.S. and British Virgin Islands. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

Item 3. Legal Proceedings

     The information required herein is incorporated by reference from page 87 of the annual report to security holders for the year ended December 31, 2003 (see Exhibit 13 to this Form 10-K).

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     (a) Market Information

     The information required herein is incorporated by reference from page 48 of the annual report to security holders for the year ended December 31, 2003.

     (b) Holders

     The information required herein is incorporated by reference from page 48 of the annual report to security holders for the year ended December 31, 2003.

     (c) Dividends

     The Corporation has a policy providing for the payment of quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.11 per share for each quarter of 2003, $0.10 per share for each quarter of 2002 and $0.09 per share for each quarter of 2001.

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

     Nonresident U.S. Citizens

     Nonresident U.S. citizens have the right to certain exemptions when a Withholding Tax Exemption Certificate (Form 2732) is properly completed and filed with the Corporation. The Corporation as withholding agent is authorized to withhold a tax of 10% only from the excess of the income paid over the applicable tax-exempt amount.

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

     (d) Equity Compensation Plan Disclosure

     The following summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2003:

	(A)	(B)	(C)
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding Securities
Plan category	Options	Outstanding Options	Reflected in Column (A)
Equity compensation plans approved by stockholders:
Stock Option Plans	2,291,500	$17.08	1,865,774

Sub-total	2,291,500	$17.08	1,865,774

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	2,291,500	$17.08	1,865,774

     (e) Sales of Unregistered Securities

     Shares of common stock of the registrant acquired through the exercise of stock options under the Corporation’s Stock Option Plan covering certain employees of the Corporation have not been registered with the Securities and Exchange Commission under the Securities Act of 1933 on the basis of the exemption provided in section 3(a)(11) thereof. The registrant understands that this exemption is applicable because: (i) it is a corporation organized under the laws of the Commonwealth of Puerto Rico whose principal office and place of business are located in the Commonwealth of Puerto Rico; and (ii) all employees that have exercised options to acquire shares are residents of the Commonwealth of Puerto Rico. Shares of common stock acquired under the Corporation’s stock option plan were 72,750 (2002-96,750) at a weighted average exercise price per option of $15.43 and $13.86 for 2003 and 2002, respectively.

Item 6. Selected Financial Data

     Information required herein is incorporated by reference from pages 4 through 7 of the annual report to security holders for the year ended December 31, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from pages 26 through 48 of the annual report to security holders for the year ended December 31, 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required herein is incorporated by reference from pages 45 through 47 of the annual report to security holders for the year ended December 31, 2003.

Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference from pages 50 through 89 of the annual report to security holders for the year ended December 31, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), have concluded that, as of December 31, 2003, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation’s internal controls. As a result, no corrective actions were required or undertaken.

PART III

Item 10. Directors, Executive Officers and Control Persons of the Registrant

     See Item 13 on page 29.

Item 11. Executive Compensation

     See Item 13 on page 29.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     See Item 13 on this page.

Item 13. Certain Relationships and Related Transactions

     Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference to First BanCorp’s definitive proxy statement for the 2004 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission pursuant to regulation 14A within to 120 days of the close of First BanCorp’s 2003 fiscal year.

Item 14. Principal Account and Fees and Services

     See Item 13 on this page.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements are included in Item 8 thereof:

–	Report of Independent Auditors

–	Consolidated Statements of Financial Condition at December 31, 2003 and 2002.

–	Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2003.

–	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2003.

–	Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2003.

–	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2003.

–	Notes to the Consolidated Financial Statements.

(2)	Financial statement schedules.

     None.

(3)	Exhibits

The exhibits listed on the Exhibits Index on section (c) below are filed herewith or are incorporated herein by reference.

(b)	Reports on Form 8-K.

On October 22, 2003, the Corporation furnished a current report on Form 8-K reporting its unaudited results of operations for the quarter and nine-months ended September 30, 2003.

On January 26, 2004, the Corporation furnished a current report on Form 8-K reporting its unaudited results of operations for the quarter and year-ended December 31, 2003.

(c)	See Index to Exhibits on page 31 for the exhibits filed as a part of this Form 10-K.

(d)	Financial data schedules

Schedules are omitted because they are not applicable.

Index to Exhibits

No.	Exhibit
3.1	Certificate of Incorporation	(1)

3.2	By-Laws	(1)

4.0	Form of Common Stock Certificate	(1)

10.1	FirstBank’s 1987 Stock Option Plan	(2)

10.2	FirstBank’s 1997 Stock Option Plan	(2)

10.3	Employment Agreements	(2)

11.0	Statement Report to Shareholders for fiscal year ended December 31, 2003.	(3)

13.0	Annual Report to shareholders for fiscal year ended December 31, 2003.	—

14.1	Code of Ethics for Senior Financial Officers	—

14.2	Code of Ethics applicable to all employees	—

14.3	Policy Statement and Standards of Conduct for Members of Board of Directors, Executive Officers and Principal Shareholders	—

21.0	List of subsidiaries (direct and indirect)	—

23.0	Consent of Independent Accountants

31.1	Sarbanes Oxley Act Section 302 Certification	—

31.2	Sarbanes Oxley Act Section 302 Certification	—

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	—

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	—

(1)	Incorporated by reference from Registration statement on Form-S-4 filed by the Corporation on April 15, 1998.

(2)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(3)	Information is included on page 65 of the Corporation’s annual report to security holders and is incorporated by reference herein (See Exhibit 13.0).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCORP

By:	/s/	Angel Alvarez-Pérez	Date: 03/15/04

Angel Alvarez-Pérez, Esq.
Chairman
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Angel Alvarez-Pérez	Date: 03/15/04

Angel Alvarez-Pérez, Esq.
Chairman
President and Chief Executive Officer

/s/ Annie Astor-Carbonell	Date: 03/15/04

Annie Astor-Carbonell, Director
Senior Executive Vice President and
Chief Financial Officer

/s/ José Julián Alvarez-Bracero	Date: 03/15/04

José Julián Alvarez-Bracero, Director

/s/ Richard Reiss-Huyke	Date: 03/15/04

Richard Reiss-Huyke, Director

/s/ Jorge L. Díaz	Date: 03/15/04

Jorge L. Díaz, Director

/s/ Sharee Ann Umpierre-Catinchi	Date: 03/15/04

Sharee Ann Umpierre-Catinchi, Director

/s/ José Teixidor	Date: 03/15/04

José Teixidor, Director

/s/ José L. Ferrer-Canals	Date: 03/15/04

José L. Ferrer-Canals, Director

/s/ Laura Villarino-Tur	Date: 03/15/04

Laura Villarino-Tur
Senior Vice President and
Controller