Form 10-K/A
period 2003-12-31
FIRST BANCORP /PR/
filed 2004-03-18
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO.1

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

NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X            No ___

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No___

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2003 (the last day of the registrant’s most recently completed second quarter) was $1,021,363,000 based on the closing price of $27.45 per share of common stock on the New York Stock Exchange on June 30, 2003. (see Note 1 below)

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

Explanatory Note

     First BanCorp is filing this Amendment No. 1 to its Form 10K/A solely to amend the cover page of Form 10-K for fiscal year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 15, 2004.

     The cover page of Form 10-K is amended to correctly state the aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2003 based on the closing price of $27.45 per share of common stock on the New York Stock Exchange on June 30, 2003. The previously reported amount on Form 10-K represented the aggregate market value of the voting common stock held by affiliates of the registrant as of June 30, 2003 based on the closing price of $27.45 per share of common stock on the New York Stock Exchange on June 30, 2003.

     In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits currently dated certifications under the Sarbanes Oxley Act of 2002.

Exhibit Index

     The following exhibits are filed or furnished with this form 10-K/A:

No.	Exhibit
31.1	Sarbanes Oxley Act Section 302 Certification
31.2	Sarbanes Oxley Act Section 302 Certification
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCORP

By:	/s/ Angel Alvarez-Pérez	Date: 03/18/04

Angel Alvarez-Pérez, Esq. Chairman President and Chief Executive Officer