Form 10-Q
period 2004-03-31
FIRST BANCORP /PR/
filed 2004-05-10
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended	Commission File No. 001-14793
March 31, 2004

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

Yes    X            No

Number of shares of the registrant’s common stock outstanding as of April 30, 2004

40,216,155

EXPLANATORY NOTE

This Form 10-Q incorporates changes made to financial information furnished to the SEC on Form 8-K dated April 26, 2004 (see Item 6 b. of this Form 10-Q). Changes are limited to the recalculation of the average total assets amount and to the recalculation of the return on assets ratio. In this Form 10-Q, the average total assets amount and the return on assets ratio were correctly stated at $12,162 million and 1.32%, respectively.

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

The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based on Management’s current expectations, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes and accounting pronouncements, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$100,528,488	$89,304,520

Money market instruments, including $370,731,426 pledged that can be repledged for 2004	582,738,771	705,939,823
Federal funds sold and securities purchased under agreements to resell	13,000,000	265,000,000

Total money market investments	595,738,771	970,939,823

Investment securities available for sale, at market:
Securities pledged that can be repledged	870,876,597	990,408,046
Other investment securities	362,633,799	228,729,507

Total investment securities available for sale	1,233,510,396	1,219,137,553

Investment securities held to maturity, at cost:
Securities pledged that can be repledged	2,926,596,779	2,687,039,595
Other investment securities	825,829,516	443,437,738

Total investment securities held to maturity	3,752,426,295	3,130,477,333

Federal Home Loan Bank (FHLB) stock	52,150,000	45,650,000

Loans, net of allowance for loan losses of $130,356,997 (2003 - $126,378,484)	7,314,570,578	6,906,289,028
Loans held for sale, at lower of cost or market	1,345,072	11,850,639

Total loans, net	7,315,915,650	6,918,139,667

Other real estate owned	5,839,179	4,616,888
Premises and equipment, net	85,080,961	85,269,402
Accrued interest receivable	41,594,770	41,508,434
Due from customers on acceptances	300,417	286,611
Other assets	164,376,625	162,580,138

Total assets	$13,347,461,552	$12,667,910,369

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$619,815,982	$548,920,960
Interest bearing deposits	5,981,529,722	6,216,186,213
Federal funds purchased and securities sold under agreements to repurchase	3,926,671,226	3,650,297,211
Advances from FHLB	1,043,000,000	913,000,000
Bank acceptance outstanding	300,417	286,611
Payable for unsettled investment trade	427,800,917
Accounts payable and other liabilities	141,752,518	166,831,871

	12,140,870,782	11,495,522,866
Subordinated Notes	82,819,270	82,818,437

	12,223,690,052	11,578,341,303

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25.00 liquidation value per share (2003-22,004,000 shares)	550,100,000	550,100,000

Common stock, $1.00 par value, authorized 250,000,000 shares; issued 45,132,655 shares (2003-44,948,185 shares)	45,132,655	44,948,185
Less: Treasury Stock (at par value)	(4,920,900)	(4,920,900)

Common stock outstanding	40,211,755	40,027,285

Additional paid-in capital	2,244,720	268,855
Capital Reserve	80,000,000	80,000,000
Legal Surplus	163,106,509	163,106,509
Retained earnings	245,357,117	220,038,308
Accumulated other comprehensive income, net of tax of $1,380,496 (2003-$613,081)	42,751,399	36,028,109

	1,123,771,500	1,089,569,066

Total liabilities and stockholders’ equity	$13,347,461,552	$12,667,910,369

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Interest income:
Loans	$100,048,152	$93,955,135
Investments	46,343,312	38,462,347
Dividends on FHLB stock	155,799	501,117

Total interest income	146,547,263	132,918,599

Interest expense:
Deposits	27,046,932	28,939,717
Federal funds purchased and repurchase agreements	28,333,363	25,424,157
Notes payable	1,663,972	1,663,972
Advances from FHLB	5,300,021	4,454,007

Total interest expense	62,344,288	60,481,853

Net interest income	84,202,975	72,436,746

Provision for loan losses	13,200,000	16,563,900

Net interest income after provision for loan losses	71,002,975	55,872,846

Other income:
Other fees on loans	5,945,550	5,005,783
Service charges on deposit accounts	2,783,414	2,575,017
Mortgage banking activities	1,545,454	358,687
Net gain on sale of investments	3,964,646	13,686,347
Derivatives (loss) gain	(424,326)	563,807
Gain on sale of credit cards portfolio	5,235,543
Other operating income	4,948,187	3,982,238

Total other income	23,998,468	26,171,879

Other operating expenses:
Employees’ compensation and benefits	19,986,415	18,210,082
Occupancy and equipment	9,383,342	8,883,836
Business promotion	3,469,054	2,716,601
Taxes, other than income taxes	1,948,023	1,747,916
Insurance and supervisory fees	1,076,098	937,175
Other	7,294,718	6,974,851

Total other operating expenses	43,157,650	39,470,461

Income before income tax provision	51,843,793	42,574,264
Income tax provision	11,638,759	6,145,968

Net income	$40,205,034	$36,428,296

Net income available to common stockholders	$30,136,034	$29,677,297

Net income per common share — basic:
Earnings per common share-basic	$0.75	$0.74

Net income per common share — diluted:
Earnings per common share-diluted	$0.73	$0.73

Dividends declared per common share	$0.12	$0.11

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$40,205,034	$36,428,296

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,802,276	3,819,828
Amortization of core deposit intangible	599,155	599,155
Provision for loan losses	13,200,000	16,563,900
Deferred income tax benefit	(2,791,499)	(4,568,672)
Gain on sale of investments, net	(3,964,646)	(13,686,347)
Unrealized derivatives gain	(381,372)	(563,807)
Net gain on sale of loans	(1,496,515)	(331,581)
Amortization of deferred net loan cost	876,975	150,781
Net originations of loans held for sale	(1,345,072)	(7,226,728)
Gain on sale of credit cards portfolio	(5,235,543)
Increase in accrued income tax payable	8,607,796	9,383,174
(Increase) decrease in accrued interest receivable	(86,336)	3,197,260
(Decrease) increase in accrued interest payable	(3,416,882)	1,440,747
Decrease in other assets	16,117,061	12,977,470
Increase (decrease)in other liabilities	1,457,422	(10,280,946)

Total adjustments	25,942,820	11,474,234

Net cash provided by operating activities	66,147,854	47,902,530

Cash flows from investing activities:
Principal collected on loans	382,367,678	337,135,371
Loans originated	(485,770,360)	(366,521,191)
Purchase of loans	(420,238,000)	(286,548,000)
Proceeds from sale of loans	57,963,331	10,858,809
Proceeds from sale of investments securities	14,965,411	211,352,910
Purchase of securities held to maturity	(1,728,741,416)	(3,687,503,431)
Purchase of securities available for sale	(49,230,899)	(55,846,602)
Principal repayments and maturities of securities held to maturity	1,534,593,370	3,848,025,728
Principal repayments of securities available for sale	82,457,449	279,190,004
Additions to premises and equipment	(3,613,835)	457,174
Purchase of FHLB stock	(6,500,000)

Net cash used in investing activities	(621,747,271)	290,600,772

Cash flows from financing activities:
Net decrease in deposits	(203,773,128)	(162,213,480)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	278,121,351	(4,584,272)
FHLB advances taken	130,000,000	250,000,000
Dividends	(14,886,225)	(11,146,081)
Exercise of stock options	2,160,335	9,812

Net cash provided by financing activities	191,622,333	72,065,979

Net increase in cash and cash equivalents	(363,977,084)	410,569,281
Cash and cash equivalents at beginning of period	1,060,244,343	381,965,496

Cash and cash equivalents at end of period	$696,267,259	$792,534,777

Cash and cash equivalents include:
Cash and due from banks	$100,528,488	$76,752,220
Money market investments	595,738,771	715,782,557

	$696,267,259	$792,534,777

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$65,761,170	$59,041,106

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)
December 31, 2001	$268,500,000	$26,571,952	$14,214,877	$60,000,000	$136,792,514	$103,132,913	$(6,293,354)
Net income						107,956,351
Other comprehensive income							39,674,517
Issuance of preferred stock	92,000,000		(3,094,000)
Addition to legal surplus					12,552,664	(12,552,664)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		64,500	1,276,343
Common stock split on September 30, 2002		13,318,083	(12,397,220)			(920,863)
Cash dividends:
Common stock						(15,966,339)
Preferred stock						(26,406,274)

December 31, 2002	360,500,000	39,954,535		70,000,000	149,345,178	145,243,124	33,381,163
Net income						152,338,342
Other comprehensive income							2,646,946
Issuance of preferred stock	189,600,000		(778,352)			(5,823,109)
Addition to legal surplus					13,761,331	(13,761,331)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		72,750	1,047,207
Cash dividends:
Common stock						(17,599,855)
Preferred stock						(30,358,863)

December 31, 2003	550,100,000	40,027,285	268,855	80,000,000	163,106,509	220,038,308	36,028,109
Net income						40,205,034
Other comprehensive income							6,723,290
Stock options exercised		184,470	1,975,865
Cash dividends:
Common stock						(4,817,225)
Preferred stock						(10,069,000)

March 31, 2004	$550,100,000	$40,211,755	$2,244,720	$80,000,000	$163,106,509	$245,357,117	$42,751,399

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net income	$40,205,034	$36,428,296

Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising during the period	11,457,650	9,477,765
Less: Reclassification adjustment for net gains included in net income	(3,964,646)	(13,686,347)
Unrealized loss on fair value hedge of available for-sale securities attributable to credit risk:
Unrealized losses arising during the period	(283,093)	(92,797)
Less: Reclassification adjustment for losses included in net income	280,794
Income tax (expense) benefit related to items of other comprehensive income	(767,415)	10,019,281

Other comprehensive income for the period, net of tax	6,723,290	5,717,902

Total comprehensive income	$46,928,324	$42,146,198

The accompanying notes are an integral part of these statements.

FIRST BANCORP

PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

     The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (“GAAP”).

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related unaudited consolidated statements of income, cash flows, changes in stockholders’ equity and comprehensive income include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at March 31, 2004, and the results of operations and cash flows for the three-month periods ended on March 31, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. For further information refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation’s Annual Report on Form 10-K.

     The results of operations for the three-month period ended on March 31, 2004, are not necessarily indicative of the results to be expected for the entire year.

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

     FirstBank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 42 full-service banking branches in Puerto Rico and 12 in the U.S. Virgin Islands (USVI) and British Virgin Islands (BVI). The Bank, through wholly-owned subsidiaries, operates 58 offices in Puerto Rico specializing in residential mortgage loan originations, small personal loans, finance leases, and vehicle rental, one office that sells insurance in the U.S. Virgin Islands, two offices, one in the U.S. Virgin Islands and one in Barbados specializing in foreign sales corporation management and three offices specializing in the origination of small loans in the USVI. The Bank offers brokerage services in selected branches through an alliance with an international brokerage firm doing business in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures the U.S. and U.S.V.I. deposits through the Savings Association Insurance Fund (SAIF). The Virgin Islands operations of FirstBank are regulated by the Virgin Islands Banking Board (for the USVI) and by the British Virgin Islands Financial Services Commission (for the BVI).

     FirstBank Overseas Corporation, a wholly-owned subsidiary of FirstBank and an international banking entity under the International Banking Entity Act of Puerto Rico, commenced operations during the first quarter of 2004. The business and operations of FirstBank Overseas are subject to supervision and regulation by the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico.

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

Investments Classification and Valuation

     The Corporation classifies its investments in debt and equity securities into trading, held to maturity and available for sale securities at the time of purchase. The available for sale securities are carried at fair value, with unrealized holding gains and losses, net of deferred tax effects, reported in other comprehensive income as a separate component of stockholders’ equity. The fair values of these securities were calculated based on quoted market prices and dealer quotes. Changes in the assumptions used in calculating the fair values such as interest rates, estimated prepayments rates for such securities subject to prepayment risk and discount rates could affect the reported valuations. Held to maturity securities are accounted for at amortized cost. Trading securities, if any, are reported at fair value with unrealized gains and losses included in earnings.

Evaluation of Other-than-Temporary Impairment on Available for Sale and Held to Maturity Securities

     The Corporation evaluates its investment securities for impairment. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Corporation’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Corporation also considers, among other factors, the obligor’s repayment ability on its bond obligations and its cash and capital generation ability.

Allowance for Loan Losses

     The Corporation maintains the allowance for loan losses at a level that Management considers adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. Groups of small balance, homogeneous loans are collectively evaluated for impairment. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are considered homogeneous and are evaluated collectively for impairment. In determining probable losses for each category of homogeneous pools of loans, Management uses historical information about loan losses over several periods of time that reflect varying economic conditions and adjusts such historical data based on the current conditions, considering information and trends on charge-offs, non-accrual loans, delinquencies, and risk characteristics relevant to the particular loan category. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Accordingly, the measurement of impairment for loans evaluated individually involves assumptions by Management as to the amount and timing of cash flows to be recovered and of appropriate discount rates. When the loans are collateral dependent, Management generally obtains an independent appraisal. Those appraisals may also involve estimates of future cash flows and appropriate discount rates or adjustments to comparable properties in determining fair values.

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British Virgin Island markets. At March 31, 2004, there is no significant concentration of credit risk in any specific industry.

Income Taxes

     The Corporation is routinely subject to examinations from governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Corporation to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities assumptions differ Management’s assumptions, the result and adjustments required could have a material effect on the Corporation’s results of operation. There are currently no open income tax investigations.

Recent Accounting Pronouncements

     On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The adoption of SAB 105 did not have an impact on First BanCorp’s financial condition or results of operations.

2 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk management

     The operations of the Corporation are subject to interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in different amounts. As part of the interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under the interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps that qualify for hedge accounting are recorded as an adjustment to interest expense on deposit accounts and as an adjustment to interest income on investment accounts depending on the instrument being hedged. Net interest settlements as well as fair value changes on interest rate swaps that do not qualify for hedged accounting are recorded on a single line item in the Consolidated Statement of Income, namely the “Derivatives gain (loss)” caption.

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

     At March 31, 2004, interest rate swap agreements with an aggregate notional amount of $2.970 billion under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate brokered certificates of deposit. The interest rate swap agreements are reflected at their fair value in the Corporation’s Consolidated Statement of Financial Condition. These interest rate swap agreements had a gross unrealized gain of $7.7 million and a gross unrealized loss of $5.5 million, at March 31, 2004 (December 31, 2003-a gross unrealized gain of approximately $864,000 and a gross unrealized loss of $38.6 million), which are included in the Other Assets and Other Liabilities categories, respectively. The corresponding net effect of $2.2 million (December 31, 2003-$37.8 million) is reflected in the certificates of deposit balance. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statements of income nor on comprehensive income. By entering into this hedging relationship the Corporation is able to match a substantial portion of the variable rate commercial loans and variable rate residential mortgage loans with the brokered certificates of deposits which have been converted to variable rate.

     At March 31, 2004, interest rate swaps with an aggregate notional principal balance of $20 million (December 31, 2003-$25 million) under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value of fixed rate corporate bonds classified as available for sale attributable to market interest rates. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation’s Consolidated Statement of Financial Condition. The hedge relationship is estimated to be 100 percent effective; therefore, there is no impact on the statement of income. These interest rate swaps had an unrealized loss of $1.1 million at March 31, 2004 (an unrealized loss of $1.1 million at December 31, 2003); attributable to credit risk, which was recorded in accumulated other comprehensive income net of income tax.

     The Corporation has interest rate swaps with an aggregate notional principal balance of $53.2 million that do not qualify for hedge accounting. An unrealized gain of approximately $381,000 for the three-month period ended March 31, 2004 (an unrealized gain of approximately $564,000 for the three-month period ended March 31, 2003) was recorded to reflect changes in the fair value of these derivatives and is recorded in the Other Income section of the Consolidated Statement of Income as “Derivatives gain (loss)”. As of March 31, 2004, the fair value of these swaps amounted to a loss of $3.0 million (December 31, 2003- a loss of $3.4 million). Net interest settlements on interest rate swaps not qualifying for hedge accounting resulted in an expense of approximately $525,000 for the quarter ended March 31, 2004, which is recorded in the Other Income section of the Consolidated Statement of Income as “Derivatives gain (loss)”.

     During the quarter-ended March 31, 2004, the Corporation sold a corporate bond for which its fixed interest payments had been hedged with an interest rate swap to convert the debt security to yield a variable rate to the Corporation. Although the Corporation realized a gain on the sale of the bond of approximately $600,000, which is recorded in the Consolidated Statement of Income net gain on sale of investments line item, the Corporation realized a loss of $281,000 related to the early termination on the interest rate swap. The loss is recorded in “Derivatives gain (loss)” caption of the Consolidated Statement of Income.

Non-hedging activities

     To satisfy the needs of its customers, the Corporation may enter into non-hedging derivatives activities. At March 31, 2004, the Corporation had two interest rate cap agreements outstanding based on a notional amount of $25 million each. Under the agreements, which are structured with the same terms and conditions, the Corporation participates as a buyer in one of the agreements and as the seller in the other agreement. At March 31, 2004, the Corporation included $81,810 and $81,810 in Other Assets and Other Liabilities, respectively, pertaining to the fair value of these contracts ($205,066 and $205,066, in Other Assets and Other Liabilities, respectively, at December 31, 2003).

3 — STOCKHOLDERS’ EQUITY

Common stock

     Authorized common shares at March 31, 2004 and December 31, 2003 were 250,000,000 with a par value of $1. At March 31, 2004, the Corporation had 40,211,755 shares outstanding of common stock (December 31, 2003-40,027,285).

Preferred stock

     The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation issued 7,584,000 shares in 2003, 3,680,000 shares in 2002; 4,140,000 shares in 2001; 3,000,000 shares in 2000; and 3,600,000 shares in 1999. The liquidation value per share is $25. Annual dividends of $1.75 per share (issuance of 2003), $1.8125 per share (issuance of 2002), of $1.85 per share (issuance of 2001), of $2.0875 per share (issuance of 2000) and of $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors. The issued and outstanding shares of preferred stock of the Corporation are redeemable at the Corporation’s option subject to certain terms.

4 — EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three-month periods ended on March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Net income	$40,205	$36,428
Less: Preferred stock dividend	(10,069)	(6,751)

Net income available to common stockholders	$30,136	$29,677

Earnings per common share-basic:
Weighted average common shares outstanding	40,064	39,955

Earnings per common share-basic	$0.75	$0.74

Earnings per common share-diluted:
Weighted average common shares and share equivalents:
Average common shares outstanding	40,064	39,955
Common stock equivalents — stock options	1,316	773

Total	41,380	40,728

Earnings per common share-diluted	$0.73	$0.73

     Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the three-month periods ended on March 31, 2004 and 2003, 465,900 and 380,000 stock options, respectively, were not included in the computation of outstanding shares because they were antidilutive.

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

     During the three-month periods ended March 31, 2004 and March 31, 2003, the Corporation granted 465,900 and 360,000 options, respectively, to buy shares of common stock at an exercise price of $42.90 and $25.63, respectively.

     The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation granted during the three-month periods ended on March 31, 2004 and 2003.

Pro forma information:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Net income
As reported	$40,205	$36,428
Deduct: Stock-based employee compensation expense determined under fair value method	4,247	2,859

Pro forma	$35,958	$33,569

Earnings per common share-basic:
As reported	$0.75	$0.74
Pro forma	$0.65	$0.67
Earnings per common share-diluted:
As reported	$0.73	$0.73
Pro forma	$0.63	$0.66

     Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during the three-month periods ended March 31, 2004 and 2003, was estimated using the following assumptions: expected weighted dividend yield of 1.12% (2003-1.72%); expected life of 3.28 years (2003-3.29 years); weighted expected volatility of 28.56% (2003-46.05%); and weighted risk-free interest rate of 2.362% (2003-2.092%). The weighted estimated fair value of the options granted was $9.12 (2003-$7.94) per option.

5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and contractual maturities of investment securities available for sale at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004
		Gross
	Amortized	Unrealized		Market	Weighted Average
	cost	gains	losses	value	yield%
	(Dollars in thousands)
Puerto Rico Government Obligations:
After 1 to 5 years	$294	$38		$332	6.62
After 5 to 10 years	7,003	336		7,339	5.79
After 10 years	8,127	466		8,593	5.98

Puerto Rico Government Obligations:	$15,424	$840		$16,264	5.91

Mortgage-backed Securities:
FHLMC certificates:
After 1 to 5 years	$2,563	$158		$2,721	6.40
After 5 to 10 years	3,720	282		4,002	7.83
After 10 years	3,470	221		3,691	6.89

	9,753	661		10,414	7.12

GNMA certificates:
After 5 to 10 years	2,277	132		2,409	6.41
After 10 years	147,486	3,984		151,470	5.21

	149,763	4,116		153,879	5.23

FNMA certificates:
After 1 to 5 years	58	4		62	8.28
After 5 to 10 years	442	41		483	8.31
After 10 years	874,819	23,311		898,130	4.90

	875,319	23,356		898,675	4.90

Mortgage pass through certificates:
After 10 years	50,676	6		50,682	2.67

Mortgage-backed Securities	$1,085,511	$28,139		$1,113,650	4.86

Corporate Bonds:
After 1 to 5 years	$40,000	$900		$40,900	4.24
After 5 to 10 years	3,750	3,400		7,150	7.67

Corporate bonds	$43,750	$4,300		$48,050	4.53

Equity securities (without contractual maturity)	$43,592	$12,860	$906	$55,546	1.24

Total Investment Securities Available for Sale	$1,188,277	$46,139	$906	$1,233,510	4.73

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2003
		Gross
	Amortized	Unrealized		Market	Weighted Average
	cost	gains	losses	value	yield%
	(Dollars in thousands)
Puerto Rico Government Obligations:
After 1 to 5 years After 5 to 10 years	$7,192	$354		$7,546	5.81
After 10 years	8,153	459		8,612	5.99

Puerto Rico Government Obligations:	$15,345	$813		$16,158	5.90

Mortgage-backed Securities:
FHLMC certificates:
After 1 to 5 years	$2,217	$112		$2,329	6.52
After 5 to 10 years	4,596	312		4,908	7.60
After 10 years	3,863	193		4,056	6.89

	10,676	617		11,293	7.12

GNMA certificates:
After 5 to 10 years	2,536	133		2,669	6.42
After 10 years	169,220	3,836	$152	172,904	5.19

	171,756	3,969	152	175,573	5.21

FNMA certificates:
After 1 to 5 years	2			2	6.96
After 5 to 10 years	565	43		608	8.24
After 10 years	885,521	13,155		898,676	4.80

	886,088	13,198	0	899,286	4.80

Mortgage pass through certificates:
After 10 years	732	7		739	7.27

Mortgage-backed Securities	$1,069,252	$17,791	$152	$1,086,891	4.89

Corporate Bonds:
After 1 to 5 years	$45,000	$1,395		$46,395	4.51
After 5 to 10 years	3,750	3,625		7,375	7.67

Corporate bonds	$48,750	$5,020		$53,770	4.75

Equity securities (without contractual maturity)	$48,051	$14,464	$196	$62,319	0.73

Total Investment Securities Available for Sale	$1,181,398	$38,088	$348	$1,219,138	4.76

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

Investment Securities Held to Maturity

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and contractual maturities of investment securities held-to-maturity at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004
		Gross			Weighted
	Amortized	Unrealized		Market	average
	cost	gains	losses	value	yield%
		(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$81,135	$9	$1	$81,143	0.96
Obligations of other U.S. Government Agencies:
Due within 1 year	13,982	1		13,983	0.98
After 1 to 5 years
After 10 years	1,740,676	586	9,929	1,731,333	4.90
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	163		5,163	5.00
After 10 years	4,716	706		5,422	6.50

United States and Puerto Rico Government obligations	$1,845,509	$1,465	$9,930	$1,837,044	4.70

Mortgage-backed securities:
FHLMC certificates
After 5 to 10 years	$33,261		$207	$33,054	3.62
FNMA certificates:
After 5 to 10 years	28,196	$223		28,419	3.79
After 10 years	$1,825,536	13,645		$1,839,181	4.01

Mortgage-backed securities:	$1,886,993	$13,868	$207	$1,900,654	4.00

Corporate bonds:
Due within 1 year	$19,925	$35		$19,960	2.64

Corporate bond	$19,925	$35		$19,960	2.64

Total Investment Securities Held to Maturity	$3,752,427	$15,368	$10,137	$3,757,658	4.34

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2003
		Gross			Weighted
	Amortized	Unrealized		Market	average
	cost	gains	losses	value	yield%
		(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$11,318		$7	$11,311	0.90
Obligations of other U.S. Government Agencies:
Due within 1 year	14,979		163	14,816	1.05
After 1 to 5 years	500		1	499	3.02
After 10 years	1,083,337	$144	17,225	1,066,256	4.45
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	175		5,175	5.00
After 10 years	4,641	648		5,289	6.50

United States and Puerto Rico Government obligations	$1,119,775	$967	$17,396	$1,103,346	4.38

Mortgage-backed securities:
FHLMC certificates
After 5 to 10 years	$35,005		$830	$34,175	3.65
FNMA certificates:
After 5 to 10 years	29,491		94	29,397	3.81
After 10 years	1,906,359	$162	16,464	1,890,057	4.04

Mortgage-backed securities:	$1,970,855	$162	$17,388	$1,953,629	4.03

Corporate bonds:
Due within 1 year	$39,847	$72		$39,919	2.69

Corporate bond	$39,847	72		$39,919	2.69

Total Investment Securities Held to Maturity	$3,130,477	$1,201	$37,784	$3,096,894	4.14

     Maturities for mortgage-backed securities are based upon contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. Rates in the corporate bonds classified as held to maturity are floating. At March 31, 2004, there were $525 million in callable government agency securities with contractual maturities of over ten years which rates are floating. The weighted average cap rate on these securities is approximately 7.31%, with a weighted average spread over 90-day LIBOR rate of approximately a 100 basis points.

Investment activities

     During the first quarter of 2004, the Corporation maintained a portion of its investments portfolio, mostly the proceeds of prepayments on mortgage backed securities, in short term instruments; awaiting an opportunity to reenter the longer-term investment market. Since the latter part of the first quarter, interest rates have increased. The Corporation has taken advantage of this market opportunity and has reentered the long term investment market by purchasing approximately $1.0 billion in long term 15 to 20 year callable government agency securities. Approximately $841 million of these purchases were made during March 2004 of which approximately $428 million had not settled as of March 31, 2004 and the remaining $200 million were traded during the month of April 2004. The income generated by the Corporation on these securities is exempt from income taxes. Although Management projects interest rates to be higher in the coming years, Management concluded that yields on securities purchased are attractive on a tax equivalent basis based on different projected scenarios and Management projects additional purchases of securities as yields continue to rise.

     Total proceeds from the sale of securities during the three-month periods ended March 31, 2004 amounted to approximately $15.0 million (2003-$733.7 million). The Corporation realized gross gains of approximately $4.0 million (2003-$17.7 million), and gross realized losses of approximately $15,000 (2003-$4.0 million).

6 — INVESTMENT IN FHLB STOCK

     Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest-rate swaps outstanding. The stock is capital stock issued at a par value of $100. Both stock and cash dividends may be received on FHLB stock.

     At March 31, 2004 and December 31, 2003 there were investments in FHLB stock with book value of $52,150,000 and $45,650,000 respectively. The estimated market value of such investments is its redemption value.

7 — LOANS RECEIVABLE

     The following is a detail of the loan portfolio:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$3,133,036	$2,871,222
Deferred net loan fees	(3,674)	(4,062)

Residential real estate loans	3,129,362	2,867,160

Commercial loans:
Construction loans	358,070	328,175
Commercial loans	1,705,815	1,615,304
Commercial mortgage	886,266	889,156

Commercial loans	2,950,151	2,832,635

Finance leases	173,899	161,283

Consumer and other loans:
Personal	408,684	410,572
Personal lines of credit	11,961	11,906
Auto	691,594	665,484
Boat	63,861	59,385
Credit card	40,663	58,568
Home equity reserve loans	4,820	4,552
Unearned interest	(30,067)	(38,878)

Consumer and other loans	1,191,516	1,171,589

Loans receivable	7,444,928	7,032,667
Allowance for loan losses	(130,357)	(126,378)

Loans receivable, net	7,314,571	6,906,289
Loans held for sale	1,345	11,851

Total loans	$7,315,916	$6,918,140

8- IMPAIRED LOANS

     At March 31, 2004, the Corporation had $69 million ($75.0 million at December 31, 2003) in commercial, commercial real estate and construction loans over $1 million considered impaired with an allowance of $15.3 million, of which $13 million was established based on the fair value of collateral and $2.3 million established based on the present value of future cash flows (an allowance of $14.8 million at December 31, 2003, of which $12.6 million was established based on the fair value of the collateral and $2.2 million was established based on the present value of future cash flows). The allowance for impaired loans is part of the allowance for loan losses. These loans represent loans for which management has determined that is probable that the debtor will be unable to pay all the amounts due according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. The average recorded investment in impaired loans amounted to $72 million for the three-month period ended on

March 31, 2004 (three months period ended March 31, 2003 — $27.5 million). The increase in average balance of loans considered impaired when comparing both three months periods is mainly in loans with real estate collateral. Interest income in the amount of approximately $639,000 and $44,000 was recognized on impaired loans for the periods ended on March 31, 2004 and 2003, respectively.

9 — SEGMENT INFORMATION

     The Corporation has four reportable segments: Retail Banking, Treasury and Investments, Commercial Corporate Banking and Other. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

     The Retail Banking segment is composed of the Corporation’s branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, residential real estate, auto, credit card and small loans. Finance leases are also included in the Retail Banking. The Commercial Corporate Banking segment is composed of commercial loans including commercial real estate and construction loans. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions. The Other segment is mainly composed of insurance and other products.

     The accounting policies of the segments are the same as those described in Note 2 of the Corporation’s financial statements for the year ended December 31, 2003 contained in the annual report of the Corporation on Form 10-K.

     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses, other income and direct operating expenses. The segments are also evaluated based on the average volume of its earning assets plus valuation on investments available for sale, less the allowance for loan losses.

     The only intersegment transaction is the net transfer of funds between the Treasury and Investments segment and other segments. The Treasury and Investments segment sells funds to the Retail Banking and Commercial Corporate Banking segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by the Treasury and Investments segment are based on prevailing market rates.

     The following table presents information about the reportable segments (in thousands):

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total
For the three months ended March 31, 2004:
Interest income	$70,856	$46,499	$29,192		$146,547
Net (charge) credit for transfer of funds	(8,342)	17,546	(9,204)
Interest expense	(9,936)	(52,408)			(62,344)
Net interest income	52,578	11,637	19,988		84,203
Provision for loan losses	(7,198)		(6,002)		(13,200)
Other income	16,166	3,691	2,173	$1,969	23,999
Direct operating expenses	(21,611)	(562)	(2,068)	(428)	(24,669)
Segment income	$39,935	$14,766	$14,091	$1,541	$70,333
Average earning assets	$4,267,926	$4,604,391	$2,788,167		$11,660,484
For the three months ended March 31, 2003:
Interest income	$65,848	$38,963	$28,108		$132,919
Net (charge) credit for transfer of funds	(9,472)	18,539	(9,067)
Interest expense	(13,119)	(47,363)			(60,482)
Net interest income	43,257	10,139	19,041		72,437
Provision for loan losses	(8,335)		(8,229)		(16,564)
Other income	8,627	14,445	1,711	$1,389	26,172
Direct operating expenses	(19,808)	(616)	(1,910)	(506)	(22,840)
Segment income	$23,741	$23,968	$10,613	$883	$59,205
Average earning assets	$3,174,489	$3,328,581	$2,440,228		$8,943,298

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income:
Total income for segments	$70,333	$59,205
Other operating expenses	(18,489)	(16,631)
Income taxes	(11,639)	(6,146)

Total consolidated net income	$40,205	$36,428

Average assets:
Total average earning assets for segments	$11,660,484	$8,943,298
Average non earning assets	501,410	418,478

Total consolidated average assets	$12,161,894	$9,361,776

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2004	2003
Condensed income statements (in thousands):
Interest income	$146,547	$132,919
Interest expense	62,344	60,482

Net interest income	84,203	72,437
Provision for loan losses	13,200	16,564

Net interest income after provision for loan losses	71,003	55,873
Other income	14,798	12,486
Gain on sale of investments, net	3,965	13,686
Gain on sale of credit card portfolio	5,236
Other operating expense	43,158	39,471

Income before income tax provision	51,844	42,574
Income tax provision	11,639	6,146

Net income	$40,205	$36,428

Net income available to common stockholders	$30,136	$29,677

Per common share results (basic and diluted):
Net income per common share-basic	$0.75	$0.74
Net income per common share-diluted	$0.73	$0.73
Cash dividends declared	$0.12	$0.11
Selected financial ratios (in percent):
Average yield on earning assets (1)	5.45	6.40
Cost of interest bearing liabilities	2.42	3.07
Interest rate spread (1)	3.03	3.33
Net interest margin (1)	3.33	3.68
Net income to average total assets	1.32	1.56
Net income to average total equity	14.56	17.92
Net income to average common equity	21.74	26.24
Average equity to average total assets	9.08	8.68
Dividend payout ratio	15.98	14.81
Efficiency ratio (2)	39.89	40.03

	March 31,	December 31,
	2004	2003
Regulatory capital ratios (in percent):
Total capital to risk weighted assets	14.77	15.22
Tier 1 capital to risk weighted assets	13.23	13.65
Tier 1 capital to average assets	8.43	8.35
Balance sheet data (in thousands):
Loans and loans held for sale	$7,446,273	$7,044,518
Allowance for loan losses	130,357	126,378
Investments	5,633,825	5,366,205
Total assets	13,347,462	12,667,910
Deposits	6,601,346	6,765,107
Borrowings	5,052,490	4,646,115
Total common equity	573,672	539,469
Total equity	1,123,772	1,089,569
Book value per common share	$14.27	$13.48
Number of full service branches	54	54

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

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

     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest earning assets, including investment securities and loans, and the interest expense on its interest bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest earning assets and interest bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan losses, operating expenses (such as personnel, occupancy and other costs), other income (mainly service charges and fees on loans), gains on sale of investments and loans, and income taxes.

     For the quarter ended on March 31, 2004, the Corporation recorded earnings of $40,205,034 or $0.75 per common share-basic and $0.73 per common share-diluted, as compared to earnings of $36,428,296 or $0.74 per common share-basic and $0.73 per common share-diluted for the first quarter of 2003. These results represent an increase in earnings of 10.4% for this quarter. Return on Assets and Return on Common Equity were 1.32% and 21.74% respectively, for the quarter as compared to 1.56% and 26.24% respectively, for the same quarter of 2003.

     The Corporation’s asset growth during the first quarter of 2004 was mainly driven by increases in the loan portfolios which increased by $402 million. While the loan portfolios continued to grow, specifically commercial and residential mortgages, non-performing assets, as a percentage of total assets, and loan charge-offs as a percentage of average loans, continued to decline.

     Earnings for the quarter ended March 31, 2004 include a $3.2 million after tax gain on the sale of a small $17 million credit card portfolio. This sale was made pursuant to the agreement reached with MBNA Corporation during the fourth quarter of 2003, which was disclosed in the Corporation’s Annual Report to security holders for the year ended December 31, 2003.

Net Interest Income

     Net interest income for the three-month period ended on March 31, 2004 increased by approximately $11.8 million, as compared with the same period in 2003; an increase of approximately $15.9 million on a taxable equivalent basis. The increase in net interest income was the result of significant increases in the average balance of interest earnings assets although at lower yields than the comparable period in 2003, as a normal result of the prolongation of current low interest rate environment. The average balance of interest earnings assets increased from $9 billion for the three-month period ended March 31, 2003 to $11.8 billion for the three-month period ended March 31, 2004. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.03% and 3.33%, respectively, for the first quarter of 2004 as compared to 3.33% and 3.68%, respectively, for the first quarter of 2003.

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

PART I

			Three months ended March 31,
	Average volume		Interest income (1)/expense		Average rate (1)
	2004	2003	2004	2003	2004	2003
			(Dollars in thousands)
Earning assets:
Money market investments	$323,849	$130,351	$596	$455	0.74%	1.42%
Government obligations	1,182,421	581,991	15,338	11,604	5.20%	8.09%
Mortgage-backed securities	2,949,619	2,325,128	42,613	32,785	5.79%	5.72%
Corporate bonds	77,256	208,446	554	2,434	2.88%	4.74%
FHLB stock	43,544	35,630	156	501	1.44%	5.70%

Total investments (2)	4,576,689	3,281,546	59,257	47,779	5.19%	5.90%

Consumer loans	1,186,905	1,161,315	36,342	37,383	12.28%	13.05%
Residential real estate loans	2,975,115	1,930,364	31,131	25,165	4.20%	5.29%
Construction loans	343,228	283,534	4,071	3,390	4.76%	4.85%
Commercial loans	2,516,623	2,211,147	25,295	24,743	4.03%	4.54%
Finance leases	166,278	144,549	3,849	3,691	9.28%	10.36%

Total loans (3)	7,188,149	5,730,909	100,688	94,372	5.62%	6.68%

Total earning assets	$11,764,838	$9,012,455	$159,945	$142,151	5.45%	6.40%

Interest-bearing liabilities:
Deposits	$6,099,674	$4,865,350	$27,047	$28,940	1.78%	2.41%
Other borrowed funds	3,417,949	2,597,254	29,997	27,088	3.52%	4.23%
FHLB advances	797,885	517,237	5,300	4,454	2.66%	3.49%

Total interest-bearing liabilities	$10,315,508	$7,979,841	$62,344	$60,482	2.42%	3.07%

Net interest income			$97,601	$81,669

Interest rate spread					3.03%	3.33%
Net interest margin					3.33%	3.68%

(1)	On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate of 39%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)	Valuation in investments available for sale is excluded from the average volumes.

(3)	Non-accruing loans are included in the average balances.

PART II

	Three months ended on March 31,
	2004 compared to 2003
	Variance	Variance
	due to	due to	Total
	volume	rate	variance
	(Dollars in thousands)
Interest income on earning assets:
Money market investments	$524	$(383)	$141
Government obligations	10,034	(6,300)	3,734
Mortgage-backed securities	9,363	465	9,828
Corporate bonds	(1,158)	(722)	(1,880)
FHLB stock	74	(419)	(345)

Total investments	18,837	(7,359)	11,478

Consumer loans	1,020	(2,061)	(1,041)
Residential real estate loans	12,518	(6,552)	5,966
Construction loans	735	(54)	681
Commercial loans	3,410	(2,858)	552
Finance leases	554	(396)	158

Total loans	18,237	(11,921)	6,316

Total interest income	37,074	(19,280)	17,794

Interest expense on interest bearing liabilities:
Deposits	6,630	(8,523)	(1,893)
Other borrowed funds	8,097	(5,188)	2,909
FHLB advances	2,184	(1,338)	846

Total interest expense	16,911	(15,049)	1,862

Change in net interest income	$20,163	$(4,231)	$15,932

     Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $13.4 million and $9.2 million for the three-month periods ended on March 31, 2004 and March 31, 2003, respectively. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations), mortgage-backed securities and on loans guaranteed by United States and Puerto Rico government agencies which are generally exempt for income tax purposes. The computation considers the interest expense disallowance required by the Puerto Rico tax law. The increase in tax equivalent adjustments for the three-month period ended March 31, 2004 as compared to the quarter ended March 31, 2003 is mainly due to an increase in the average volume of investment securities held on the international banking entities of the Corporation.

Interest Income

     Interest income increased by $13.6 million for the three-month period ended on March 31, 2004, as compared to the same period for 2003. When adjusted to a taxable equivalent basis, interest income increased by $17.8 million for the three-month period ended on March 31, 2004, as compared to the same period in 2003. The yield on earning assets, on a taxable equivalent basis, amounted to 5.45% for the three-month period ended on March 31, 2004; and 6.40% for the three-month period ended on March 31, 2003. The decrease in interest yields is attributed to the prolongation of low interest scenario which has resulted in the repricing of interest earnings assets at lower rates, since a large portion of investment securities and loans receivable have variable rates. The decrease in interest yields is also attributed to the purchase and origination of loans at lower rates.

     The average volume of earning assets increased by approximately $2.7 billion for the three-month period ended on March 31, 2004, as compared to the same period in 2003. The increase in average volumes was mainly noted in the loan portfolio which increased by approximately $1.5 billion and in mortgage backed securities portfolio which increased by $624 million for the three-month period ended on March 31, 2004 as compared to the same period in 2003.

Interest Expense

     Interest expense increased by $1.9 million for the three-month period ended on March 31, 2004, as compared with the amount recorded in the same period of 2003. The increase is the result of volume increases in interest bearing liabilities to support the Corporation’s investment and loan portfolios growth. Increase in the average volume of interest bearing liabilities resulted in a negative volume variance of $16.9 million for the three-month period ended March 31, 2004. The negative volume variance was partially offset by decreases in rate given the repricing of debt at lower rates, which resulted in a positive rate variance of $15 million as compared to the quarter ended March 31, 2003. The cost of interest bearing liabilities decreased from 3.07% for the three-month period ended on March 31, 2003 to 2.42% for the three-month period ended March 31, 2004. Decrease in average cost of funds results from the re-pricing of short term liabilities and the origination of new ones short term (ie. deposits and repurchase agreements) and long term (ie. long term repurchase agreements and other advances) at lower rates as a result of the prolongation of the low interest rate environment experienced during the past few years.

Provision and Allowance for Loan Losses

     For the three-month period ended on March 31, 2004, the Corporation provided $13.2 million for loan losses, as compared to $16.6 million for the same period of 2003. The decrease in the provision of approximately $3.4 million for the first quarter ended March 31, 2004 is due in part to the stability in net charge-offs. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses at a level that Management considers adequate to absorb probable losses incurred in the portfolio. The Corporation establishes the allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, the fair value of the underlying collateral, the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, USVI or BVI economies may contribute to delinquencies and defaults, thus necessitating additional reserves.

     The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

     Net charge offs were $9.2 million (0.51% of average loans) for the first quarter of 2004, as compared to $10.6 million (0.74% of average loans) for the first quarter of 2003. The improvement when compared to recent historical data is attributed to the Corporation’s underwriting, credit administration policies and effective credit risk management structure.

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$126,378	$111,911
Provision for loan losses	13,200	16,564

Loans charged-off:
Residential real estate	(26)	(159)
Commercial and construction	(1,536)	(2,088)
Finance leases	(549)	(644)
Consumer	(8,585)	(9,512)

Total charge-offs	(10,696)	(12,403)

Recoveries of loans previously charged-off	1,475	1,815

Net charge-offs	(9,221)	(10,588)

Allowance for loan losses, end of period	$130,357	$117,887

Allowance for loan losses to total loans	1.75%	1.99%
Net charge-offs annualized to average loans outstanding during the period	0.51%	0.74%

Other Income

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Other fees on loans	$5,946	$5,006
Service charges on deposit accounts	2,783	2,575
Mortgage banking activities	1,545	359
Rental income	617	485
Other commissions and fees	306	185
Insurance income	1,486	1,007
Dividends on equity securities	151	195
Other operating income	2,388	2,110

Other income before net gain on sale of investments, gain on sale of credit cards portfolio and derivatives (loss) gain	15,222	11,922

Net gain on sale of investments and impairment losses	3,965	13,686
Gain on sale of credit cards portfolio	5,235
Derivatives (loss) gain	(424)	564

Total	$23,998	$26,172

     Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; net gains on sale of investments; and derivatives gains or losses. Other income for the quarter ended March 31, 2004 amounted to approximately $24 million, as compared to approximately $26 million for the same period in 2003. Other income, excluding the net gains on sales of investments, gain on sale of a credit card portfolio, and derivatives gain (loss), increased when comparing the three-month period ended March 31, 2004 with the same period of 2003. The increase is partially due to an increase in mortgage banking activity results of $1.2 million and increases in other fees and service income related to the growing real estate, commercial and consumer portfolios of the Corporation’s main subsidiary, FirstBank.

     The gain on sale of credit cards loans results from the sale of a $17 million portfolio to MBNA Corporation pursuant to an agreement reached with such corporation in the last quarter of 2003.

     Other fees on loans consist mainly of late charges collected on loans and penalties on early cancellation of loans.

     Service charges on deposit accounts includes monthly fees on deposit accounts and fees on returned and paid check charges, which represent an important and stable source of other income for the Corporation.

     Mortgage banking activities income includes gains on sale of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold. The increase for the first quarter of 2004 as compared to the same period in 2003 is mainly attributed to gain of approximately $1.5 million realized on the sale and securitization of approximately $90 million of mortgage loans during the first quarter of 2004.

     The Corporation’s subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.

     Insurance income consists of insurance commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the USVI, FirstBank Insurance V.I., Inc.

     Other commission income is the result of an agreement with an international brokerage firm doing business in Puerto Rico to offer brokerage services in selected FirstBank branches and from an agreement with Goldman, Sachs & Co. to provide consulting services for local bond issues.

     The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes. Other operating income also includes other fees generated on the portfolio of commercial loans.

     The net gain on the sale of investment securities reflects gains or losses as a result of sales that are in consonance with the Corporation’s investment policies as well as other-than-temporary impairment charges on portfolio securities.

     As explained in Note 2 to the accompanying unaudited financial statements for the three-month period ended March 31, 2004, the net derivatives loss is composed of an unrealized gain of approximately $381,000 due to the adjustment to the fair value of a portfolio of swaps that does not qualify for hedge accounting, negative net interest settlements on these swaps that do not qualify for hedge accounting of approximately $525,000 and to a loss of approximately $281,000 realized on the early termination of an interest rate swap agreement.

Other Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Salaries and benefits	$19,986	$18,210
Occupancy and equipment	9,383	8,884
Deposit insurance premium	241	194
Other taxes, insurance and supervisory fees	2,783	2,491
Professional and services fees	733	754
Business promotion	3,469	2,717
Communications	1,778	1,748
Expense of daily rental vehicles	460	427
Other	4,325	4,045

Total	$43,158	$39,470

     Operating expenses increased to $43.2 million for the three-month period ended on March 31, 2004, respectively, as compared to $39.5 million for the same period of 2003. The increase in operating expenses for 2004 is mainly the result of normal costs of operating the Corporation including salary increases, advertising and promotions, and occupancy expenses. Expenses related to the new subsidiary, FirstMortgage, which started operations in September 2003, account for a portion of the expenses increase.

     Management’s goal is to limit expenditures to those that directly contribute to increase the efficiency, service quality and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement of earnings in recent years. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income, other income and gain on sale of investments, net, was 39.89% for the three-month period ended March 31, 2004 as compared to 40.03% for the same period last year, and remains one of the best in the industry.

     For the three-month periods ended on March 31, 2004 and March 31, 2003, other operating expenses include a core deposit intangible amortization of approximately of $599,000. The estimated aggregate amortization expense on this core deposit intangible asset for each of the five succeeding fiscal years will amount to approximately $2.4 million.

Provision for Income Tax

     The provision for income tax amounted to $11.6 million (or 22.4% of pretax earnings) for the three-month period ended on March 31, 2004 as compared to $6.1 million (or 14.4% of pretax earnings) for the same period in 2003. The increase in the effective income tax rate is mainly attributed to the decrease in net gains on the sale of investments realized during the first quarter of 2004 as compared to the same quarter of 2003. These gains were exempt from income taxes as such transactions were related to investments held by the Corporation’s international banking entities.

     The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in government obligations and mortgage-backed securities exempt from U. S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking divisions (IBE’s) of the Corporation and the Bank and by the Bank subsidiary, FirstBank Overseas Corporation. These divisions and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total P.R. tax exemption on net income derived by the IBE’s operating in Puerto Rico. On January 8, 2004, the Governor of Puerto Rico approved an amendment to the International Banking Center Regulatory Act; which imposes income tax at statutory rates on the IBE’s net income that exceeds 20% of the bank’s total net taxable income plus the net income generated by the IBE. The amendment, which applies only to IBE’s that operate as a unit of a bank, is effective for fiscal years beginning after June 30, 2003. The amendment provides for a transitional period during which the limitation for 2004 will be 40%, 30% in 2005 and finally 20% in 2006 and thereon. Management estimates that the financial impact of the amendment is not likely to be material.

     FINANCIAL CONDITION

Assets

     Total assets as of March 31, 2004 amounted to $13.3 billion, an increase of $680 million as compared to total assets as of December 31, 2003 of $12.7 billion. The increase was mainly the result of an increase of approximately $402 million in total loans and an increase of approximately $268 million in total investments including money market investments.

     The composition of loans receivable:

	March 31,	December 31,	Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Residential real estate loans	$3,130,707	$2,879,011	$251,696

Commercial real estate loans	886,266	889,156	(2,890)
Construction loans	358,070	328,175	29,895
Commercial loans	1,705,815	1,615,304	90,511

Total commercial loans	2,950,151	2,832,635	117,516

Finance leases	173,899	161,283	12,616
Consumer and other loans	1,191,516	1,171,589	19,927

Total	$7,446,273	$7,044,518	$401,755

     The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $906 million and repayments and sales of loans and other adjustments of $504 million. The Corporation’s lending operations have continued to grow specifically in commercial and residential mortgages. The commercial loan portfolio grew by $118 million and the residential real estate loans grew by $252 million as compared to December 31, 2003. A significant portion of the increase in residential mortgage loans is related to purchases of residential real estate loans from mortgage bankers in Puerto Rico, which yield a variable rate to the Bank.

Non-performing Assets

     Total non-performing assets are the sum of non-accruing loans, foreclosed real estate, other repossessed properties and investment securities. Non-accruing loans and investments are loans and investments as to which interest is no longer being recognized. When loans and investments fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

     At March 31, 2004, total non-performing assets amounted to $101 million (0.76% of total assets) as compared to $101 million (0.80% of total assets) at December 31, 2003 and $105 million (1.09% of total assets) at December 31, 2002. The Corporation’s allowance for loan losses to non-performing loans ratio was 152.2% at

March 31, 2004 as compared to 147.8% and 121.9% at December 31, 2003 and 2002, respectively. The improvement in the coverage ratio is due to the stability experienced in non performing loans and loan delinquencies during 2004 and 2003.

     Past due loans are loans delinquent 90 days or more as to principal and/or interest and which are still accruing interest.

     Non-performing loans as of March 31, 2004 were $85.7 million (1.15% of total loans), as compared to $85.5 million (1.21% of total loans) and $91.8 million (1.63%) as of December 31, 2003 and December 31, 2002, respectively. As aforementioned, the non performing loans amount has stabilized despite substantial increases in the Corporation’s portfolios, as a normal result of the Corporation’s prudent underwriting policy and credit risk management infrastructure implemented since 1998.

     The following table presents non-performing assets at the dates indicated:

	March 31,	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
Residential real estate	$26,275	$26,327	$23,018
Commercial, commercial real estate and construction	40,168	38,304	47,705
Finance leases	3,185	3,181	2,049
Consumer	16,025	17,713	18,993

	85,653	85,525	91,765

Other real estate owned	5,839	4,617	2,938
Other repossessed property	5,914	6,879	6,222
Investment securities	3,750	3,750	3,750

Total non-performing assets	$101,156	$100,771	$104,675

Past due loans	$22,515	$23,493	$24,435
Non-performing assets to total assets	0.76%	0.80%	1.09%
Non-performing loans to total loans	1.15%	1.21%	1.63%
Allowance for loan losses	$130,357	$126,378	$111,911
Allowance to total non-performing loans	152.19%	147.77%	121.95%

Non-accruing Loans

     Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers, based on the value of the underlying collateral and the loan to value ratios and historical experience, that no material losses will be incurred in this portfolio. Non-accruing residential real estate loans amounted to $26 million (0.84% of total residential real estate loans) at March 31, 2004, as compared to $26 million (0.92% of total residential real estate loans) and $23 million (1.25% of total residential real estate loans) at December 31, 2003 and 2002, respectively.

     Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral. Non-accruing commercial loans amounted to $40 million (1.36% of total commercial loans) at March 31, 2004 as compared to $38 million (1.35% of total commercial loans) and $48 million (1.91% of total commercial loans) at December 31, 2003 and 2002, respectively. At March 31, 2004, there were six non-accruing commercial loans over $1 million, for a total of $13.5 million.

     Finance Leases – Finance leases are classified as non-accruing when they are delinquent 90 days or more. Non-accruing finance leases amounted to $3 million (1.83% of total finance leases) at March 31, 2004, as compared to $3 million (1.97% of total finance leases) and $2 million (1.43% of total finance leases) at December 31, 2003 and 2002, respectively.

     Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

     Non-accruing consumer loans amounted to $16 million (1.34% of the total consumer loan portfolio) at March 31, 2004, as compared to $18 million (or 1.51% of the total consumer loan portfolio) and $19 million (or 1.65% of the total consumer loan portfolio) at December 31, 2003 and December 31, 2002, respectively. Delinquencies in this portfolio have stabilized during the past year.

     Other Real Estate Owned (OREO)

     OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell off the real estate at the date of acquisition (estimated realizable value).

     Other Repossessed Property

     The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats are recorded at the lower of cost or estimated fair value. Repossessed autos are recorded at the principal balance of the loans less an estimated loss on the disposition based on historical experience.

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

     As of March 31, 2004, total liabilities amounted to $12.2 billion, an increase of $645 million as compared to $11.6 billion as of December 31, 2003. The net increase in total liabilities was mainly due to: (1) an increase of $276 million in federal funds and securities sold under agreements to repurchase, (2) an increase of $130 million in advances from FHLB; (3) an increase of $428 million in payable for unsettled investment purchase; (4) net of a decrease of $164 million in total deposits and (5) a decrease of approximately $25 million in accounts payable and other liabilities. The decrease in deposits is mainly due to a decrease of $300 million in brokered certificates of deposits offset by an increase in other deposit products.

     The Corporation maintains unsecured standby lines of credit with other banks. At March 31, 2004 the Corporation’s total unused lines of credit with these banks amounted to approximately $90 million. At March 31, 2004, the Corporation had an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $141 million.

     Capital

     Total stockholders’ equity as of March 31, 2004 amounted to $1.1 billion, increasing by $34 million from the amount as of December 31, 2003. The increase was mainly the result of earnings for the period ended on March 31, 2004 of $40.2 million, the proceeds from the issuance of shares of common stock through the exercise of stock options which were approximately $2.2 million, the other comprehensive income for the period of $6.7 million, reduced by dividends paid of $14.9 million.

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

     At March 31, 2004 and December 31, 2003, the most recent notification from FDIC, categorized the Corporation as a well-capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

     Subsequent to the quarter ended March 31, 2004, FBP Statutory Trust I, a statutory trust wholly-owned by the Corporation, sold to institutional investors $100 million of its variable rate trust preferred securities. The proceeds of the issuance were used to purchase junior subordinated debenture issued by the Corporation. This debenture will be presented in future filings as a note payable. The trust preferred securities qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Federal Reserve has reached no final conclusion on the continued classification of trust preferred securities for regulatory capital, but has indicated that until further notice, they will continue to count as Tier 1 regulatory capital.

     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirement
			For capital		To be
	Actual		adequacy purposes		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
At March 31, 2004
Total Capital (to Risk Weighted Assets)
First Bancorp	$1,133,989	14.77%	$614,073	8%	$767,591	10%
FirstBank	$998,179	13.14%	$607,949	8%	$759,936	10%
Tier I Capital (to Risk Weighted Assets)
First Bancorp	$1,015,787	13.23%	$307,036	4%	$460,555	6%
FirstBank	$886,302	11.66%	$303,974	4%	$455,961	6%
Tier Capital (to Average Assets)
First Bancorp	$1,015,787	8.43%	$361,666	3%	$602,776	5%
FirstBank	$886,302	7.44%	$357,142	3%	$595,237	5%
At December 31, 2003
Total Capital (to Risk Weighted Assets)
First Bancorp	$1,103,798	15.22%	$580,090	8%	$725,113	10%
FirstBank	$974,208	13.49%	$577,872	8%	$722,340	10%
Tier I Capital (to Risk Weighted Assets)
First Bancorp	$989,853	13.65%	$290,045	4%	$435,068	6%
FirstBank	$867,025	12.00%	$288,936	4%	$433,404	6%
Tier Capital (to Average Assets)
First Bancorp	$989,853	8.35%	$355,713	3%	$592,855	5%
FirstBank	$867,025	7.38%	$352,631	3%	$587,718	5%

Dividends

     During the period ended March 31, 2004, the Corporation declared a quarterly cash dividend of $0.12 per common share representing a 9% increase over the quarterly cash dividend of $0.11 per common share declared for the same period in 2003. Total dividends declared per common share for the three-month period ended on March 31, 2004 amounted to $4.8 million for an annualized dividend payout ratio of 15.98% as compared to $4.4 million for the period ended March 31, 2003 (or a 14.81% dividend payout ratio). Dividends declared on preferred stock amounted to approximately $10 million for the three-month period ended on March 31, 2004 as compared to $6.8 million for the same period last year. The increase in preferred stock dividends is attributed to the issuance 7,584,000 shares of the Corporation’s Preferred Stock Series E during the third of quarter of 2003.

Contractual Obligations and Commitments

     The following table presents a detail of the maturities of contractual debt obligations, commitments to purchase loans, and commitments to extend credit:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
		(Dollars in Thousands)
Contractual Obligations:
Certificates of Deposit	$4,664,374	$1,086,864	$528,141	$166,725	$2,882,644
Federal funds purchased and securities sold under agreements to repurchase	3,926,671	1,508,211	100,000	550,000	1,768,460
Advances from FHLB	1,043,000	720,000	50,000	29,000	244,000
Subordinated Notes	82,819		82,819

Total Contractual Obligations	$9,716,864	$3,315,075	$760,960	$745,725	$4,895,104

Commitments to Purchase Mortgage Loans	$715,000	$715,000

Other Commitments:
Lines of Credit	$154,748	$154,748
Standby Letters of Credit	92,285	92,285
Other Commercial Commitments	752,596	752,596

Total Commercial Commitments	$999,629	$999,629

     The Corporation has obligations and commitments to make future payments under contracts, such as debt, and under other commitments to purchase loans and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility.

     The Corporation has obligations to make future payments under lease agreements. The Corporation also has other contractual obligations mainly resulting from contracts for rent and maintenance of equipment. The maturities of these commitments are included on page 79 of the Corporation’s annual report to security holders for the year ended December 31, 2003.

Liquidity

     Liquidity refers to the level of cash and eligible investments to meet loan and investment commitments, potential deposit outflows and debt repayments. The Asset Liability Management and Investment Committee, using measures of liquidity developed by Management, which involves the use of several assumptions, reviews the Corporation’s liquidity position on a weekly basis.

     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance as it protects the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other unsecured lines established with financial institutions. The Investment Committee reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as supplementary sources of funding. Commercial paper has also provided additional funding as well as long-term funding through the issuance of notes and long-term brokered certificates of deposit. The cost of these different alternatives, among other things, is taken into consideration. The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.

     A large portion of the Corporation’s funding represents retail brokered certificates of deposit. In the event that the Corporation falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Corporation currently complies with the minimum requirements of ratios for a “well capitalized” institution and does not foresee falling below required levels to issue brokered deposits. Brokered certificates of deposit amounted to $3.5 billion at March 31, 2004 (December 31, 2003-$3.8 billion).

     The Corporation’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at reasonable cost. The alternative sources of funding include, among others, FHLB advances, unused lines of credits from other banks, which amounted to $90 million at March 31, 2004, sale of commercial loans participations, securitization of auto loans and commercial paper.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income, subject to other goals of Management and within guidelines set forth by the Board of Directors.

     The day-to-day management of interest rate risk, as well as liquidity management and other related matters, is assigned to the Asset Liability Management and Investment Committee of FirstBank (ALCO). The ALCO is composed of the following officers: President and CEO, the Senior Executive Vice President and CFO, the Executive Vice President for Retail and Mortgage Banking, the Senior Vice President of Treasury and Investments and the Economist. The ALCO meets on a weekly basis. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company, including a stock portfolio which had a book value of $55.5 million at March 31, 2004. This Committee meets weekly and has the same membership as the ALCO Committee described previously.

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

     The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points (a downward movement of 75 basis points was used as of March 31, 2004 because initial rates were very low). Simulations were carried out in two ways:

(1)	using a balance sheet which is assumed to be at the same levels existing on the simulation date, and assuming new investment repayments are reinvested in similar instruments

(2)	using a balance sheet which has growth patterns and strategies similar to those which have occurred in the recent past, and assuming investment repayments are reinvested in similar instruments

     These simulations assume gradual upward or downward movements of interest rates over the year of projection, with the change totaling 200 basis points at the end of the twelve-month period in most cases (a downward movement of 75 basis points was used for the March 31, 2004 simulations). The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. All computations are done on a tax equivalent basis, including the effects of the changing cost of funds on the tax-exempt spreads of certain investments. The projections are carried out for First BanCorp on a consolidated basis.

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

     Assuming a no growth balance sheet with new investment repayments reinvested in similar instruments (see simulation (1) above), as of March 31, 2004, tax equivalent net interest income projected for the next twelve-month period would rise by $16.8 million (3.52%) under a rising rate scenario and would increase by $8.2 million (1.71%) under falling rates.

     The same simulations were also carried out assuming that the Corporation would grow and investment portfolio repayments would be reinvested in similar securities (see simulation (2) above). The growth scenario assumes the reinvestment of mortgage-backed securities prepayments, as well as the replacement of other securities which are called away during the projection period. As of March 31, 2004 the growing balance sheet simulations indicate that tax equivalent net interest income projected for the next twelve-months would rise by $9.3 million (1.86%) under a rising rate scenario and would increase by $5.0 million (0.99%) with falling rates.

     During the first quarter of 2004, as part of the Corporation’s Asset Liability Management, the Corporation’s Bank subsidiary entered into various long term repurchase agreements, totaling approximately $500 million at a weighted average rate of 3.33%. The agreements have contractual maturities of ten years, with the counterparties having a one time call option to terminate agreements at the contract’s fourth year. Subsequent to March 31, 2004, the Corporation’s Bank subsidiary entered into an additional ten year repurchase agreement of approximately $100 million at 3.26%, on this agreement, the counterparty has a one time call option at the contract’s fourth and a half year. These repurchase agreements are used as part of the Corporation’s interest rate risk management.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), have concluded that, as of March 31, 2004, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s disclosure controls and procedures during the last fiscal quarter, nor were there any significant deficiencies or material weaknesses in the Corporation’s internal controls. As a result, no corrective actions were required or undertaken.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     Shares of common stock of the registrant acquired through the exercise of stock options under the Corporation’s Stock Option Plan covering certain employees of the Corporation have not been registered with the Securities and Exchange Commission under the Securities Act of 1933 on the basis of the exemption provided in section 3(a)(11) thereof. The registrant understands that this exemption is applicable because: (i) it is a corporation organized under the laws of the Commonwealth of Puerto Rico whose principal office and place of business are located in the Commonwealth of Puerto Rico; and (ii) all employees that have exercised options to acquire shares are residents of the Commonwealth of Puerto Rico. Shares of common stock acquired under the Corporation’s stock option plan were 184,470 for the three-month period ended March 31, 2004 (72,750 for the year ended December 31, 2003) at a weighted average exercise price per option of $11.72 for the three-month period ended March 31, 2004 and $15.43 for the year ended December 31, 2003.

     During the quarter ended March 31, 2004 the Corporation did not repurchase any of its securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 29, 2004 First BanCorp held its annual meeting of stockholders. The number of shares present in person and/or by proxy at such meeting was 37,149,719 representing 93% of the 40,143,535 shares of common stock issued and outstanding on March 16, 2004, which was the record date for the determination of the stockholders entitled to vote at the meeting.

     The following was voted upon at the Annual Meeting of Stockholders:

(a)	The election of the following directors:

	For	Withheld
Angel Alvarez Pérez	36,790,384	359,335
José L. Ferrer Canals	35,661,812	1,487,907
Sharee Ann Umpierre-Catinchi	37,039,845	109,874
José Menéndez Cortada	35,593,956	1,519,352

     The following are the directors whose terms of office continue:

Annie Astor-Carbonell José Julián Alvarez Bracero Jorge L. Díaz Irizarry

Richard Reiss Huyke José Teixidor-Méndez

(b)	Ratification of the appointment of PricewaterhouseCoopers as the Corporation’s Independent Accountants for fiscal year 2004.

     The appointment of PricewaterhouseCoopers was ratified as follows:

For	35,643,032
Against	1,490,580
Abstain	16,107

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A-Exhibits

     31.1 – Sarbanes Oxley Act Section 302 Certification

     31.2 – Sarbanes Oxley Act Section 302 Certification

     32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

     32.2 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

     B-Reports on Form 8-K

     On January 26, 2004, the Corporation furnished a current report on Form 8-K announcing its unaudited results of operations for the fourth quarter and fiscal year ended December 31, 2003.

     On April 26, 2004, the Corporation furnished a current report on Form 8-K announcing its unaudited results of operations for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp. Registrant
Date: May 10, 2004	By:	/s/ Angel Alvarez-Pérez
Angel Alvarez-Pérez, Esq.
Chairman, President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Annie Astor-Carbonell
Annie Astor-Carbonell
Senior Executive Vice President and Chief Financial Officer