Form 10-Q
period 2004-06-30
FIRST BANCORP /PR/
filed 2004-08-09
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended	Commission File No. 001-14793
June 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

Number of shares of the registrant’s common stock outstanding as of July 31, 2004

40,217,655

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

FIRST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$83,322,262	$89,304,520

Money market instruments, including $79,896,053 pledged that can be repledged for 2004	371,928,659	705,939,823
Federal funds sold and securities purchased under agreements to resell	71,000,000	265,000,000

Total money market investments	442,928,659	970,939,823

Investment securities available for sale, at market:
Securities pledged that can be repledged	1,154,453,360	990,408,046
Other investment securities	461,382,020	228,729,507

Total investment securities available for sale	1,615,835,380	1,219,137,553

Investment securities held to maturity, at cost:
Securities pledged that can be repledged	3,656,369,847	2,687,039,595
Other investment securities	521,598,913	443,437,738

Total investment securities held to maturity	4,177,968,760	3,130,477,333

Federal Home Loan Bank (FHLB) stock	61,150,000	45,650,000

Loans, net of allowance for loan losses of $133,677,676 (2003 - $126,378,484)	7,736,190,983	6,906,289,028
Loans held for sale, at lower of cost or market	22,395,270	11,850,639

Total loans, net	7,758,586,253	6,918,139,667

Other real estate owned	5,598,892	4,616,888
Premises and equipment, net	85,905,256	85,269,402
Accrued interest receivable	52,149,212	41,508,434
Due from customers on acceptances	328,003	286,611
Other assets	181,047,635	162,580,138

Total assets	$14,464,820,312	$12,667,910,369

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$600,216,876	$548,920,960
Interest bearing deposits	6,352,120,071	6,216,186,213
Federal funds purchased and securities sold under agreements to repurchase	4,413,070,301	3,650,297,211
Advances from FHLB	1,223,000,000	913,000,000
Notes Payable	153,700,409
Other Borrowings	102,609,542
Bank acceptance outstanding	328,003	286,611
Payable for unsettled investment trade	198,574,653
Accounts payable and other liabilities	209,529,850	166,831,871

	13,253,149,705	11,495,522,866
Subordinated Notes	82,820,103	82,818,437

	13,335,969,808	11,578,341,303

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share (2003 - 22,004,000 shares)	550,100,000	550,100,000
Common stock, $1 par value, authorized 250,000,000 shares; issued 45,137,055 shares (2003-44,948,185 shares)	45,137,055	44,948,185
Less: Treasury Stock (at par value)	(4,920,900)	(4,920,900)

Common stock outstanding	40,216,155	40,027,285

Additional paid-in capital	2,322,541	268,855
Capital Reserve	80,000,000	80,000,000
Legal Surplus	163,106,509	163,106,509
Retained earnings	270,396,774	220,038,308
Accumulated other comprehensive income, net of tax of $1,083,276 (2003 - $613,081)	22,708,525	36,028,109

	1,128,850,504	1,089,569,066

Total liabilities and stockholders’ equity	$14,464,820,312	$12,667,910,369

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Interest income:
Loans	$103,074,403	$97,285,361	$203,122,555	$191,240,496
Investments	57,959,609	25,068,915	104,302,921	63,531,262
Dividends on FHLB stock	174,219	470,895	330,018	972,012

Total interest income	161,208,231	122,825,171	307,755,494	255,743,770

Interest expense:
Deposits	26,610,020	27,277,414	53,656,952	56,217,131
Federal funds purchased and repurchase agreements	32,012,720	24,922,163	60,346,083	50,346,320
Advances from FHLB	5,816,720	5,058,235	11,116,741	9,512,242
Notes payable and other borrowings	2,490,509	1,663,972	4,154,481	3,327,944

Total interest expense	66,929,969	58,921,784	129,274,257	119,403,637

Net interest income	94,278,262	63,903,387	178,481,237	136,340,133

Provision for loan losses	13,200,150	12,599,900	26,400,150	29,163,800

Net interest income after provision for loan losses	81,078,112	51,303,487	152,081,087	107,176,333

Other income:
Other fees on loans	4,217,748	4,995,444	10,163,298	10,001,227
Service charges on deposit accounts	2,742,265	2,369,675	5,525,679	4,944,692
Mortgage banking activities	216,512	1,583,573	1,761,966	1,942,260
Net gain on sale of investments	551,249	10,135,252	4,515,895	23,821,599
Derivatives loss	(961,303)	(678,278)	(1,385,629)	(114,471)
Gain on sale of credit cards portfolio	297,140		5,532,684
Other operating income	6,586,533	4,590,801	11,534,717	8,573,038

Total other income	13,650,144	22,996,467	37,648,610	49,168,345

Other operating expenses:
Employees’ compensation and benefits	21,512,946	18,314,240	41,499,361	36,524,322
Occupancy and equipment	9,447,424	8,831,484	18,830,766	17,715,320
Business promotion	4,587,629	2,706,577	8,056,683	5,423,178
Taxes, other than income taxes	1,950,641	1,759,539	3,898,663	3,507,455
Insurance and supervisory fees	1,010,108	813,358	2,086,206	1,750,533
Other	7,001,715	6,849,628	14,296,433	13,824,478

Total other operating expenses	45,510,463	39,274,826	88,668,112	78,745,286

Income before income tax provision	49,217,793	35,025,128	101,061,585	77,599,392
Income tax provision	9,283,197	5,754,430	20,921,956	11,900,398

Net income	$39,934,596	$29,270,698	$80,139,629	$65,698,994

Net income available to common stockholders	$29,865,596	$22,519,699	$60,001,631	$52,196,996

Net income per common share - basic:
Earnings per common share-basic	$0.74	$0.56	$1.49	$1.30

Net income per common share - diluted:
Earnings per common share-diluted	$0.72	$0.55	$1.45	$1.28

Dividends declared per common share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$80,139,629	$65,698,994

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,629,360	7,571,655
Amortization of core deposit intangible	1,198,310	1,198,310
Provision for loan losses	26,400,150	29,163,800
Deferred income tax benefit	(5,148,328)	(4,998,731)
Gain on sale of investments, net	(4,515,895)	(23,821,599)
Unrealized derivatives loss	58,003	114,471
Net gain on sale of loans	(1,630,338)	(1,888,253)
Amortization of deferred net loan fees	(304,406)	(88,227)
Net originations of loans held for sale	(23,740,342)	(9,478,628)
Gain on sale of credit cards portfolio	(5,532,684)
(Decrease) increase in accrued income tax payable	(8,502,555)	3,464,206
(Increase) decrease in accrued interest receivable	(10,640,778)	6,077,754
Increase (decrease) in accrued interest payable	570,149	(517,498)
Decrease in other assets	3,440,363	9,841,552
Increase (decrease) in other liabilities	1,171,498	(2,368,082)

Total adjustments	(19,547,493)	14,270,730

Net cash provided by operating activities	60,592,136	79,969,724

Cash flows from investing activities:
Principal collected on loans	901,726,109	749,315,546
Loans originated	(1,028,021,872)	(850,845,573)
Purchase of loans	(848,809,000)	(633,936,000)
Proceeds from sale of loans	67,757,513	50,247,226
Proceeds from sale of investments securities	19,270,030	748,160,145
Purchase of securities held to maturity	(4,305,050,210)	(4,710,600,992)
Purchase of securities available for sale	(383,019,603)	(49,751,685)
Principal repayments and maturities of securities held to maturity	3,257,558,782	4,755,351,051
Principal repayments of securities available for sale	207,755,680	545,121,133
Additions to premises and equipment	(8,265,214)	(3,190,921)
Purchase of FHLB stock	(15,500,000)	(6,965,902)

Net cash (used in) provided by investing activities	(2,134,597,785)	592,904,028

Cash flows from financing activities:
Net increase (decrease) in deposits	237,532,624	(45,032,223)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	763,715,210	(429,457,898)
FHLB advances taken	310,000,000	340,000,000
Net proceeds from issuance of long-term debt	256,303,000	—
Dividends	(29,781,163)	(22,297,690)
Exercise of stock options	2,242,556	727,042

Net cash provided by (used in) financing activities	1,540,012,227	(156,060,769)

Net (decrease) increase in cash and cash equivalents	(533,993,422)	516,812,983
Cash and cash equivalents at beginning of period	1,060,244,343	381,965,496

Cash and cash equivalents at end of period	$526,250,921	$898,778,479

Cash and cash equivalents include:
Cash and due from banks	$83,322,262	$81,421,116
Money market instruments	442,928,659	817,357,363

	$526,250,921	$898,778,479

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$128,704,108	$119,921,135
Income taxes	30,573,369	12,265,535
The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)
December 31, 2001	$268,500,000	$26,571,952	$14,214,877	$60,000,000	$136,792,514	$103,132,913	$(6,293,354)
Net income						107,956,351
Other comprehensive income							39,674,517
Issuance of preferred stock	92,000,000		(3,094,000)
Addition to legal surplus					12,552,664	(12,552,664)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		64,500	1,276,343
Common stock split on September 30, 2002		13,318,083	(12,397,220)			(920,863)
Cash dividends:
Common stock						(15,966,339)
Preferred stock						(26,406,274)

December 31, 2002	360,500,000	39,954,535		70,000,000	149,345,178	145,243,124	33,381,163
Net income						152,338,342
Other comprehensive income							2,646,946
Issuance of preferred stock	189,600,000		(778,352)			(5,823,109)
Addition to legal surplus					13,761,331	(13,761,331)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		72,750	1,047,207
Cash dividends:
Common stock						(17,599,855)
Preferred stock						(30,358,863)

December 31, 2003	550,100,000	40,027,285	268,855	80,000,000	163,106,509	220,038,308	36,028,109
Net income						80,139,629
Other comprehensive income							(13,319,584)
Stock options exercised		188,870	2,053,686
Cash dividends:
Common stock						(9,643,165)
Preferred stock						(20,137,998)

June 30, 2004	$550,100,000	$40,216,155	$2,322,541	$80,000,000	$163,106,509	$270,396,774	$22,708,525

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income	$39,934,596	$29,270,698	$80,139,629	$65,698,994

Other comprehensive income:
Unrealized (loss) gain on securities:
Unrealized holding (losses) gains arising during the period	(20,435,522)	17,143,535	(8,977,872)	26,621,300
Less: Reclassification adjustment for net gains included in net income	(551,249)	(10,135,252)	(4,515,895)	(23,821,599)
Unrealized gain (loss) on fair value hedge of available for-sale securities attributable to credit risk:
Unrealized gains (losses) arising during the period	646,677	(1,892)	363,584	(94,689)
Reclassification adjustment for losses included in net income			280,794
Income tax benefit (expense) related to items of other comprehensive income	297,220	(80,573)	(470,195)	9,938,708

Other comprehensive (loss) income for the period, net of tax	(20,042,874)	6,925,818	(13,319,584)	12,643,720

Total comprehensive income	$19,891,722	$36,196,516	$66,820,045	$78,342,714

The accompanying notes are an integral part of these statements.

FIRST BANCORP

PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

     The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (“GAAP”).

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related unaudited consolidated statements of income, cash flows, changes in stockholders’ equity and comprehensive income include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at June 30, 2004, and the results of operations and cash flows for the six-month periods ended on June 30, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. For further information refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation’s Annual Report on Form 10-K.

     The results of operations for the six-month period ended on June 30, 2004, are not necessarily indicative of the results to be expected for the entire year.

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

     FirstBank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 43 full-service banking branches in Puerto Rico and 12 in the U.S. Virgin Islands (USVI) and British Virgin Islands (BVI). The Bank, through wholly-owned subsidiaries, operates 63 offices in Puerto Rico specializing in residential mortgage loan originations, small personal loans, finance leases, and vehicle rental, one office that sells insurance in the U.S. Virgin Islands, two offices, one in the U.S. Virgin Islands and one in Barbados specializing in foreign sales corporation management and three offices specializing in the origination of small loans in the USVI. The Bank offers brokerage services in selected branches through an alliance with an international brokerage firm doing business in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures the U.S. and U.S.V.I. deposits through the Savings Association Insurance Fund (SAIF). The Virgin Islands operations of FirstBank are regulated by the Virgin Islands Banking Board (for the USVI) and by the British Virgin Islands Financial Services Commission (for the BVI).

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

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British Virgin Island markets. At June 30, 2004, there is no significant concentration of credit risk in any specific industry.

Income Taxes

     The Corporation is routinely subject to examinations from governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Corporation to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities assumptions differ from Management’s assumptions, the result and adjustments required could have a material effect on the Corporation’s results of operation. There are currently no open income tax investigations.

Derivatives financial instruments

     The Corporation maintains an overall interest-rate risk management strategy that incorporates the use of derivatives instruments to minimize significant unplanned fluctuations in earnings that are caused by changes in interest-rate. The Corporation’s goal is to manage interest-rate sensitivity by modifying the repricing characteristics of certain balance sheet assets and liabilities (“hedged assets and liabilities”) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest-rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. Unrealized gains or losses that reflect changes in fair value of derivatives not qualifying for hedge accounting are recognized in earnings in Other Income as “Derivatives gain (loss)” and recorded in the Other Asset and Other Liabilities categories, as applicable. The estimated fair values of derivatives instruments held by the Corporation are obtained from dealer quotes.

Recently issued accounting pronouncements

     The Financial Accounting Standards Board (FASB), its Emerging Issues Task Force (EITF) and the SEC have issued the following accounting pronouncement and Issue discussions with effective dates during the second quarter and the year 2004:

     Financial Accounting Standards Board Emerging Issues Task Force (EITF) no. 03-01 -The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments- In this Issue the Task Force reached consensus on guidance that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of this Issue should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for annual financial statements for fiscal years ending after December 15, 2003 and June 15, 2004, depending on the type of investments held, as defined by the Issue. Based on the composition of the investment portfolio held at June 30, 2004, EITF 03-1 is not expected to have a material effect on the Corporation’s financial position or results of operations.

     In November 2003, the Accounting Standards Executive Committee issued the Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that the adoption of this statement will not have a material effect on the Corporation’s consolidated financial statements.

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

2 - STOCKHOLDERS’ EQUITY

Common stock

     Authorized common shares at June 30, 2004 and December 31, 2003 were 250,000,000 with a par value of $1. At June 30, 2004, the Corporation had 40,216,155 shares outstanding of common stock (December 31, 2003-40,027,285).

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

3 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and six-month periods ended on June 30, 2004 and 2003 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$39,935	$29,271	$80,140	$65,699
Less: Dividends on preferred stock	(10,069)	(6,751)	(20,138)	(13,502)

Net income available to common stockholders	$29,866	$22,520	$60,002	$52,197

Earnings per common share-basic:
Weighted average common shares outstanding	40,215	39,997	40,140	39,976

Earnings per common share-basic	$0.74	$0.56	$1.49	$1.30

Earnings per common share-diluted:
Weighted average common shares and share equivalents:
Average common shares outstanding	40,215	39,997	40,140	39,976
Common stock equivalents - stock options	1,157	981	1,236	876

Total	41,372	40,978	41,376	40,852

Earnings per common share-diluted	$0.72	$0.55	$1.45	$1.28

     Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the three and six-month periods ended on June 30, 2004, a total of 465,900 stock options, were not included in the computation of outstanding shares because they were antidilutive. All options outstanding were included in the computation of outstanding shares for the three and six month periods ended June 30, 2003.

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

     No options were granted during the three-month period ended June 30, 2004. During the three-month period ended on June 30, 2003, the Corporation granted 5,000 options to buy shares of the Corporation’s common stock. During the six-month periods ended June 30, 2004 and June 30, 2003, the Corporation granted 465,900 and 365,000 options, respectively, to buy shares of common stock. Each of the 465,900 options granted during the six-month period ended June 30, 2004 had an exercise price of $42.90. Each of the 5,000 options granted during the second quarter of 2003 had an exercise price of $29.55, and the 360,000 options granted during the first quarter of 2003 had an exercise price of $25.63. The exercise prices of these options equaled the market price of the stock at grant date, therefore, no compensation cost was recognized on options granted.

     The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation granted during the three and six-month periods ended on June 30, 2004 and 2003.

Pro forma information:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income
As reported	$39,935	$29,271	$80,140	$65,699
Deduct: Stock-based employee compensation expense determined under fair value method		38	4,247	2,897

Pro forma	$39,935	$29,233	$75,893	$62,802

Earnings per common share-basic:
As reported	$0.74	$0.56	$1.49	$1.30
Pro forma	$0.74	$0.56	$1.39	$1.23
Earnings per common share-diluted:
As reported	$0.72	$0.55	$1.45	$1.28
Pro forma	$0.72	$0.55	$1.35	$1.21

     Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during the six-month periods ended June 30, 2004 and 2003, was estimated using the following assumptions: expected weighted dividend yield of 1.12% (2003-1.72%); expected life of 3.28 years (2003-3.29 years); weighted expected volatility of 28.56% (2003-45.94%); and weighted risk-free interest rate of 2.36% (2003-2.09%). The weighted estimated fair value of the options granted was $9.12 (2003-$7.94) per option.

4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and contractual maturities of investment securities available for sale at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004					December 31, 2003
		Gross					Gross
	Amortized	Unrealized		Market	Weighted Average	Amortized	Unrealized		Market	Weighted Average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
				(Dollars in thousands)
U.S. Treasury Securities:
After 5 to 10 years	$284,333	$2,508	$929	$285,912	4.68
Puerto Rico Government Obligations:
After 1 to 5 years	298	33		331	6.62
After 5 to 10 years	7,020	317	75	7,262	5.79	$7,192	$354		$7,546	5.81
After 10 years	8,186	381	34	8,533	5.99	8,153	459		8,612	5.99

United States and Puerto Rico Government Obligations:	$299,837	$3,239	$1,038	$302,038	4.74	$15,345	$813		$16,158	5.90

Mortgage-backed Securities:
FHLMC certificates:
Within 1 year	$1			$1	5.68
After 1 to 5 years	2,930	$145		3,075	6.38	$2,217	$112		$2,329	6.52
After 5 to 10 years	2,777	168		2,945	8.12	4,596	312		4,908	7.60
After 10 years	3,294	173		3,467	6.89	3,863	193		4,056	6.89

	9,002	486		9,488	7.10	10,676	617		11,293	7.12

GNMA certificates:
After 1 to 5 years	1,001	45		1,046	5.78
After 5 to 10 years	1,077	66		1,143	7.06	2,536	133		2,669	6.42
After 10 years	123,841	2,185		126,026	5.25	169,220	3,836	$152	172,904	5.19

	125,919	2,296		128,215	5.27	171,756	3,969	152	175,573	5.21

FNMA certificates:
Within 1 year
After 1 to 5 years	53	3		56	8.27	2			2	6.96
After 5 to 10 years	394	37		431	8.38	565	43		608	8.24
After 10 years	973,093	7,715	$23	980,785	4.96	885,521	13,155		898,676	4.80

	973,540	7,755	23	981,272	4.96	886,088	13,198		899,286	4.80

Mortgage pass through certificates:
After 10 years	97,449	6		97,455	3.26	732	7		739	7.27

Mortgage-backed Securities	$1,205,910	$10,543	$23	$1,216,430	4.87	$1,069,252	$17,791	$152	$1,086,891	4.89

Corporate Bonds:
Within 1 year	$20,000	$600		$20,600	6.37
After 1 to 5 years	20,875	1,752		22,627	2.74	$45,000	$1,395		$46,395	4.51
After 5 to 10 years	375	688		1,063	7.74	3,750	3,625		7,375	7.67

Corporate bonds	$41,250	$3,040		$44,290	4.55	$48,750	$5,020		$53,770	4.75

Equity securities (without contractual maturity)	$44,591	$11,069	$2,582	$53,078	0.98	$48,051	$14,464	$196	$62,319	0.73

Total Investment Securities Available for Sale	$1,591,588	$27,891	$3,643	$1,615,836	4.73	$1,181,398	$38,088	$348	$1,219,138	4.76

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

Investment Securities Held to Maturity

     The amortized cost, gross unrealized gains and losses, approximate market value, weighted average yield and contractual maturities of investment securities held-to-maturity at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004					December 31, 2003
		Gross					Gross
	Amortized	Unrealized		Market	Weighted average	Amortized	Unrealized		Market	Weighted average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
				(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$72,306		$8	$72,298	0.99	$11,318		$7	$11,311	0.90
Obligations of other U.S. Government Agencies:
Due within 1 year	14,975		4	14,971	1.11	14,979		163	14,816	1.05
After 1 to 5 years						500		1	499	3.02
After 10 years	2,344,592		89,394	2,255,198	5.31	1,083,337	$144	17,225	1,066,256	4.45
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	$148		5,148	5.00	5,000	175		5,175	5.00
After 10 years	8,394	571	124	8,841	5.93	4,641	648		5,289	6.50

United States and Puerto Rico Government obligations	$2,445,267	$719	$89,530	$2,356,456	5.16	$1,119,775	$967	$17,396	$1,103,346	4.38

Mortgage-backed securities:
FHLMC certificates
After 5 to 10 years	$30,615		$933	$29,682	3.61	$35,005		$830	$34,175	3.65
FNMA certificates:
After 5 to 10 years	26,334		421	25,913	3.79	29,491		94	29,397	3.81
After 10 years	1,655,769		28,135	1,627,634	3.98	1,906,359	$162	16,464	1,890,057	4.04

Mortgage-backed securities:	$1,712,718		$29,489	$1,683,229	3.97	$1,970,855	$162	$17,388	$1,953,629	4.03

Corporate bonds:
Due within 1 year	$19,983	$12		$19,995	2.67	$39,847	$72		$39,919	2.69

Corporate bonds	$19,983	$12		$19,995	2.67	$39,847	$72		$39,919	2.69

Total Investment Securities Held to Maturity	$4,177,968	$731	$119,019	$4,059,680	4.66	$3,130,477	$1,201	$34,784	$3,096,894	4.14

     Maturities for mortgage-backed securities are based upon contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. Rates in the corporate bonds classified as held to maturity are floating. At June 30, 2004, there were $525 million in callable government agency securities with contractual maturities of over ten years which rates are floating. The weighted average cap rate on these securities is approximately 7.31%, with a weighted average spread over 90-day LIBOR rate of approximately a 100 basis points.

Investment activities

     During the first quarter of 2004, the Corporation maintained a portion of its investments portfolio, mostly the proceeds of prepayments on mortgage backed securities, in short term instruments; awaiting an opportunity to reenter the longer-term investment market. With the increase in long term rates since the latter part of the first quarter of 2004, the Corporation reentered the long term investment market by purchasing approximately $1.6 billion in higher yielding 15 to 25 year callable government agency securities. Interest income from the investments portfolio increased significantly during the second quarter of 2004, as most of these purchases were made during the months of March, April and May of 2004; $841 million, $200 million, and $509 million, respectively. The income generated by the Corporation on these securities is exempt from income taxes. Although Management projects interest rates to be higher in the coming years, Management concluded that yields on securities purchased are attractive on a tax equivalent basis based on different projected scenarios, also Management projects additional purchases of securities as yields continue to rise.

     Further, in June 2004 the Corporation purchased approximately $200 million in 15-year FNMA mortgage backed securities recognized in the Corporation’s Consolidated Statement of Financial Condition as an unsettled investment trade. The FNMA securities trade settled on July 20, 2004.

     As of June 30, 2004, the Corporation held government agency securities with fair value of approximately $283.8 million that have been in a continuous unrealized loss position for 12 months or longer. As of June 30, 2004, the unrealized losses on these agency securities amounted to approximately $11.3 million.

     As of June 30, 2004, other investments in an unrealized loss position were mainly mortgage backed securities with a fair value of approximately $1.7 billion and government obligations and agency securities with a fair value of approximately $2.2 billion, which had unrealized losses of approximately $29.5 million and $79.2 million, respectively. As of June 30, 2004, the unrealized losses on these investment securities have not been in a continuous loss position for 12 months or more.

     The Corporation’s investment securities are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, substantially all of these instruments are guaranteed by either government sponsored agencies and real estate collateral or the full faith and credit of the U.S. government, and as such, it is expected that principal and interest on these securities will be repaid when due. The Corporation has the ability to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered. Therefore, other-than-temporary impairments have not been recognized.

     Total proceeds from the sale of securities during the six-month periods ended June 30, 2004 amounted to approximately $19.3 million (2003-$748 million). The Corporation realized gross gains of approximately $4.6 million (2003-$27.8 million), and gross realized losses of approximately $71,000 (2003-$4 million gross realized losses and other-than-temporary impairments).

5 - INVESTMENT IN FHLB STOCK

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

     At June 30, 2004 and December 31, 2003 there were investments in FHLB stock with book value of $61,150,000 and $45,650,000 respectively. The estimated market value of such investments is its redemption value.

6 - LOANS RECEIVABLE

     The following is a detail of the loan portfolio:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$3,466,723	$2,867,160
Commercial loans:
Construction loans	374,845	328,175
Commercial loans	1,700,661	1,615,304
Commercial mortgage loans	896,309	889,156

Commercial loans	2,971,815	2,832,635

Finance leases	186,933	161,283

Consumer loans	1,244,398	1,171,589

Loans receivable	7,869,869	7,032,667
Allowance for loan losses	(133,678)	(126,378)

Loans receivable, net	7,736,191	6,906,289
Loans held for sale	22,395	11,851

Total loans	$7,758,586	$6,918,140

7- IMPAIRED LOANS

     At June 30, 2004, the Corporation had $66.3 million ($75 million at December 31, 2003) in commercial, commercial real estate and construction loans over $1 million considered impaired with an allowance of $14.9 million, of which $12.6 million was established based on the fair value of collateral and $2.3 million established based on the present value of future cash flows (an allowance of $14.8 million at December 31, 2003, of which $12.6 million was established based on the fair value of the collateral and $2.2 million was established based on the present value of future cash flows). The allowance for impaired loans is part of the allowance for loan losses. These loans represent loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. The average recorded investment in impaired loans amounted to $70.1 million for the six-month period ended on June 30, 2004 (six-month period ended June 30, 2003 - $30.8 million). The increase in average balance of loans considered impaired when comparing both six-month periods is mainly in loans with real estate collateral. Interest income in the amount of approximately $1,189,000 and $440,000 was recognized on impaired loans for the six-month periods ended on June 30, 2004 and 2003, respectively.

8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Derivatives instruments that are used as part of the Corporation’s interest-rate risk management strategy include interest-rate swaps, index options and interest rate cap agreements. As a matter of policy, the Corporation does not use highly leveraged derivative instruments for its interest risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional amount and maturity date. Index options are over-the counter (OTC) contracts that the Corporation enters in order to receive the appreciation of a specified Stock Index (i.e. Dow Jones Industrial Composite Stock Index) over a specified period. Interest rate caps are option-like contracts that require the writer to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate, applied to a notional principal amount. The Corporation views this strategy as a prudent management of interest-rate sensitivity, by reducing the risk presented by changes in interest rates on earnings.

     The use of derivative instruments exposes the Corporation to credit risk. In the event a counter-party fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair-value gain on the derivative. Generally, a positive fair-value of a derivative contract indicates that the counterparty owes the Corporation, hence creating a repayment risk for the Corporation. When the fair value of a derivative contract is negative, the Corporation owes the counter-party and, therefore, assumes no repayment risk. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, establishes approval limits and has monitoring procedures in place. The Corporation has a policy of diversifying derivatives counter-parties to reduce the risk that any counter-party will default. The Corporation does not anticipate non-performance by the counter-parties.

Interest rate swap contracts that qualify for hedge accounting

     As part of the interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under the interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps that qualify for hedge accounting are recorded as an adjustment to interest expense on deposit and notes payable accounts and as an adjustment to interest income on investment accounts depending on the instrument being hedged.

     At June 30, 2004, interest rate swap agreements with an aggregate notional amount of $3.6 billion under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate brokered certificates of deposit and certain term notes payable. The interest rate swap agreements are reflected at their fair value in the Corporation’s Consolidated Statement of Financial Condition. These interest rate swap agreements had a gross unrealized gain of $245,235 and a gross unrealized loss of $88.2 million, at June 30, 2004 (December 31, 2003-a gross unrealized gain of approximately $864,000 and a gross unrealized loss of $38.6 million), which are included in the Other Assets and Other Liabilities categories, respectively. The corresponding net effect of $88 million was recorded as part of “Deposits” $88.1 million and as part of “Notes Payable” $159,094 in the accompanying Consolidated Statement of Financial Condition (December 31, 2003-$37.8 million as part of “Deposits”). By entering into this hedging relationship the Corporation is able to match a substantial portion of the variable rate commercial loans and variable rate residential mortgage loans with the brokered certificates of deposits and notes payable which have been converted to variable rate. The afore mentioned term notes payable hedged with interest rate swap contracts were issued during the second quarter of 2004, for further information refer to Sources of Funds section of Item 2. Management’s Discussion and Analysis of this Form 10-Q.

     At June 30, 2004, interest rate swaps with an aggregate notional principal balance of $20 million (December 31, 2003-$25 million) under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value of fixed rate corporate bonds classified as available for sale attributable to market interest rates. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation’s Consolidated Statement of Financial Condition. These interest rate swaps had an unrealized loss of $454,471 at June 30, 2004 recorded in the Other Liabilities category (an unrealized loss of $1.1 million at December 31, 2003); the corresponding portion of changes in valuation attributable to credit risk is recorded in accumulated other comprehensive income net of income tax.

Non-hedging activities

     Net interest settlements as well as fair value changes on interest rate swaps that do not qualify for hedge accounting and realized losses on swap contract cancellations are recorded on a single line item in the Consolidated Statement of Income, under the “Derivatives gain (loss)” caption. The Corporation has interest rate swaps with an aggregate notional principal balance of $78.9 million (December 31, 2003- $53.2 million) that do not qualify for hedge accounting. An unrealized loss of approximately of $439,375 and $58,003 for the three and six-month periods ended June 30, 2004 (an unrealized loss of approximately $678,278 and $114,471 for the three and six-month periods ended June 30, 2003) was recorded to reflect changes in the fair value of these derivatives and is recorded in the Other Income section of the Consolidated Statement of Income as “Derivatives gain (loss)”. As of June 30, 2004, the fair value of these swaps amounted to a loss of $3.4 million (December 31, 2003- a loss of $3.4 million). Net interest settlements on interest rate swaps not qualifying for hedge accounting resulted in an expense of approximately $1 million for the six-month ended June 30, 2004, which is recorded in the Other Income section of the Consolidated Statement of Income as “Derivatives gain (loss)”. Also the “Derivatives gain (loss)” category included a $280,794 loss related to the early termination of an interest rate swap.

     During the second quarter ended June 30, 2004, the Corporation purchased an option related to the issuance of $13.5 million in notes linked to the Dow Jones Industrial Composite Index through an embedded option which has been bifurcated from the host contract. The purchased option does not qualify for hedge accounting. As of June 30, 2004, the Corporation recognized an asset of $3,058,499 pertaining to fair market value of the purchased option, a derivative liability of $3,058,499 based on the fair value of the bifurcated option and a related discount on the notes of $3,217,185.

     To satisfy the needs of its customers, the Corporation may enter into non-hedging derivatives activities. At June 30, 2004, the Corporation had two interest rate cap agreements outstanding based on a notional amount of $25 million each. Under the agreements, which are structured with the same terms and conditions, the Corporation participates as a buyer in one of the agreements and as the seller in the other agreement. At June 30, 2004, the Corporation included $176,608 and $176,608 in Other Assets and Other Liabilities, respectively, pertaining to the fair value of these contracts ($205,066 and $205,066, in Other Assets and Other Liabilities, respectively, at December 31, 2003).

9 - SEGMENT INFORMATION

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

     The following table presents information about the reportable segments (in thousands):

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total
For the three-month period ended June 30, 2004
Interest income	$73,631	$58,134	$29,443		$161,208
Net (charge) credit for transfer of funds	(7,640)	19,242	(11,602)		—
Interest expense	(9,926)	(57,004)			(66,930)

Net interest income	56,065	20,372	17,841	—	94,278

Provision for loan losses	(13,900)		700		(13,200)
Other income	9,073	(320)	2,241	$2,656	13,650
Direct operating expenses	(23,028)	(402)	(1,742)	(587)	(25,759)

Segment income	$28,210	$19,650	$19,040	$2,069	68,969

Average earnings assets	$4,603,009	$5,500,632	$2,843,332	$—	$12,946,973
For the six-month period ended June 30, 2004
Interest income	$144,487	$104,633	$58,635		$307,755
Net (charge) credit for transfer of funds	(15,982)	36,788	(20,806)		—
Interest expenses	(19,862)	(109,412)			(129,274)

Net interest income	108,643	32,009	37,829	—	178,481

Provision for loan losses	(21,098)	—	(5,302)		(26,400)
Other income	25,237	3,371	4,414	$4,626	37,649
Direct operating expenses	(44,639)	(964)	(3,810)	(1,015)	(50,428)

Segment income	$68,143	$34,416	$33,131	$3,611	$139,300

Average earnings assets	$4,435,300	$5,052,786	$2,815,700		$12,303,786
For the three-month period ended June 30, 2003
Interest income	$67,726	$25,540	$29,559		$122,825
Net (charge) credit for transfer of funds	(12,512)	20,603	(8,091)		—
Interest expense	(11,770)	(47,152)			(58,922)

Net interest income	43,444	(1,009)	21,468	—	63,903

Provision for loan losses	(5,667)		(6,933)		(12,600)
Other income	10,388	9,615	1,277	$1,716	22,996
Direct operating expenses	(21,816)	(573)	(1,416)	(356)	(24,161)

Segment income	$26,349	$8,033	$14,396	$1,360	50,138

Average earnings assets	$3,434,519	$2,943,579	$2,509,018	$—	$8,887,116
For the six-month period ended June 30, 2003
Interest income	$133,575	$64,503	$57,666		$255,744
Net (charge) credit for transfer of funds	(21,984)	39,142	(17,158)		—
Interest expenses	(24,889)	(94,515)			(119,404)

Net interest income	86,702	9,130	40,508	—	136,340

Provision for loan losses	(14,002)	—	(15,162)		(29,164)
Other income	19,015	24,060	2,988	$3,105	49,168
Direct operating expenses	(41,623)	(1,189)	(3,326)	(861)	(46,999)

Segment income	$50,092	$32,001	$25,008	$2,244	$109,345

Average earnings assets	$3,299,047	$3,135,016	$2,480,989		$8,915,052

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income:
Total income for segments	$68,969	$50,138	$139,302	$109,345
Other operating expenses	(19,751)	(15,113)	(38,240)	(31,746)
Income taxes	(9,283)	(5,754)	(20,922)	(11,900)

Total consolidated net income	$39,935	$29,271	$80,140	$65,699

Average assets:
Total average earning assets for segments	$12,946,973	$8,887,115	$12,303,786	$8,915,052
Average non earning assets	490,425	419,618	495,860	419,203

Total consolidated average assets	$13,437,398	$9,306,733	$12,799,646	$9,334,255

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SELECTED FINANCIAL DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Condensed income statements (in thousands):
Interest income	$161,208	$122,825	$307,755	$255,744
Interest expense	66,930	58,922	129,274	119,404

Net interest income	94,278	63,903	178,481	136,340
Provision for loan losses	13,200	12,600	26,400	29,164

Net interest income after provision for loan losses	81,078	51,303	152,081	107,176
Other income	12,802	12,862	27,600	25,346
Gain on sale of investments, net	551	10,135	4,516	23,822
Gain on sale of credit card portfolio	297		5,533
Other operating expense	45,510	39,275	88,668	78,745

Income before income tax provision	49,218	35,025	101,062	77,599
Income tax provision	9,283	5,754	20,922	11,900

Net income	$39,935	$29,271	$80,140	$65,699

Net income available to common stockholders	$29,866	$22,520	$60,002	$52,197

Per common share results (basic and diluted):
Net income per common share-basic	$0.74	$0.56	$1.49	$1.30
Net income per common share-diluted	$0.72	$0.55	$1.45	$1.28
Cash dividends declared	$0.12	$0.11	$0.24	$0.22
Selected financial ratios (in percent):
Average yield on earning assets (1)	5.51	5.70	5.49	6.06
Cost of interest bearing liabilities	2.32	2.99	2.37	3.03
Interest rate spread (1)	3.19	2.71	3.12	3.03
Net interest margin (1)	3.45	3.07	3.39	3.38
Net income to average total assets	1.19	1.26	1.25	1.41
Net income to average total equity	14.27	13.80	14.41	15.82
Net income to average common equity	20.98	18.47	21.35	22.20
Average equity to average total assets	8.33	9.11	8.69	8.90
Dividend payout ratio	16.16	19.54	16.07	16.85
Efficiency ratio (2)	42.17	45.20	41.03	42.45

	June 30,	December 31,
	2004	2003
Regulatory capital ratios (in percent):
Total capital to risk weighted assets	15.56	15.22
Tier 1 capital to risk weighted assets	14.06	13.65
Tier 1 capital to average assets	8.54	8.35
Balance sheet data (in thousands):
Loans and loans held for sale	$7,892,264	$7,044,518
Allowance for loan losses	133,678	126,378
Investments	6,297,882	5,366,205
Total assets	14,464,820	12,667,910
Deposits	6,952,337	6,765,107
Borrowings	5,975,200	4,646,115
Total common equity	578,751	539,469
Total equity	1,128,851	1,089,569
Book value per common share	$14.39	$13.48
Number of full service branches	55	54

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

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

     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest earning assets, including investment securities and loans, and the interest expense on its interest bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest earning assets and interest bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan losses, operating expenses (such as personnel, occupancy and other costs), other income (mainly service charges and fees on loans), the result of its hedging activities, gains on sale of investments and loans, and income taxes.

     For the quarter ended on June 30, 2004, the Corporation recorded earnings of $39.9 million or $0.74 per common share-basic and $0.72 per common share-diluted, as compared to earnings of $29.3 million or $0.56 per common share-basic and $0.55 per common share-diluted for the second quarter of 2003. Refer to Note 3 to the unaudited consolidated financial statements for a detail of the average shares used in the computation of basic and diluted earnings per share. These results represent an increase in diluted earnings per share of 30.91% for this quarter. Return on Assets and Return on Common Equity were 1.19 % and 20.98 % respectively, for the quarter as compared to 1.26% and 18.47%, respectively, for the same quarter of 2003.

     The Corporation’s net income for the second quarter of 2004, when compared with the same period in the previous year, reflected higher net interest income by $30.4 million. The increase was partially offset by a decrease in non-interest income of $9.3 million and increases in the provision for loan losses of $0.6 million, increases in operating expenses of $6.2 million and in income taxes of $3.5 million. These fluctuations are discussed throughout this Management’s Discussion and Analysis.

     For the six month period ended June 30, 2004, earnings rose to $80.1 million or $1.49 per share (basic) and $1.45 per share (diluted), as compared to $65.7 million, or $1.30 per share (basic) and $1.28 per share (diluted) for the same period in 2003. Return on Assets and Return on Common Equity were 1.25% and 21.35% respectively, for the six-month period ended June 30, 2004 as compared to 1.41% and 22.20%, respectively, for the same period of 2003.

     The Corporation’s asset growth during the three and six-month periods ended June 30, 2004 was mainly driven by increases in the loan portfolios which increased by $446 million and $848 million, respectively, during these periods and increases in the investments portfolio which also increased by $664 million and $932 million, respectively, during these periods. While the loan portfolios continued to grow, specifically commercial and residential mortgages, non-performing assets, as a percentage of total assets, and loan charge-offs as a percentage of average loans, continued to decline.

     Earnings for the six-month period ended June 30, 2004 include a $5.5 million before tax gain on the sale of a $17 million credit card portfolio. This sale was made pursuant to the agreement reached with MBNA Corporation during the fourth quarter of 2003, which was disclosed in the Corporation’s Annual Report to security holders for the year ended December 31, 2003.

Net Interest Income

     Net interest income for the three and six-month periods ended on June 30, 2004 increased by approximately $30.4 million and $42.1 million, respectively, as compared with the same periods in 2003. On a tax equivalent basis, net interest income for the three an six-month periods ended June 30, 2004 increased by approximately $43.4 million and $59 million, respectively. The increase in net interest income was the result of significant increases in the average balance of interest earnings assets and an increase in the yield of the investment portfolio. The average balance of interest earnings assets increased from $8.973 billion and $8.992 billion for the three and six-month periods ended June 30, 2003, respectively, to $ 13.065 billion and $12.415 billion for the three and six-month periods ended June 30, 2004, respectively. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.19% and 3.45%, respectively, for the second quarter of 2004 as compared to 2.71% and 3.07%, respectively, for the second quarter of 2003. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.12% and 3.39%, respectively, for the six-month period ended June 30, 2004 as compared to 3.03% and 3.38%, respectively, for the same period of 2003.

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

PART I

	Three months ended on June 30,
	Average volume		Interest income (1)/ expense		Average rate (1)
	2004	2003	2004	2003	2004	2003
			(Dollars in thousands)
Earning assets:
Money market investments	$230,994	$674,271	$667	$1,819	1.16%	1.08%
Government obligations	2,360,074	445,581	38,338	8,011	6.53%	7.21%
Mortgage-backed securities	2,769,223	1,535,952	35,494	16,931	5.16%	4.42%
Corporate bonds	63,696	208,363	495	2,609	3.12%	5.02%
FHLB stock	58,419	40,835	174	471	1.20%	4.63%

Total investments (2)	5,482,406	2,905,002	75,168	29,841	5.51%	4.12%

Residential real estate loans	3,265,033	2,160,876	33,240	26,288	4.09%	4.88%
Construction loans	377,861	316,303	4,550	3,837	4.84%	4.87%
Commercial loans	2,541,570	2,253,334	25,081	25,720	3.97%	4.58%
Finance leases	178,542	149,447	4,026	3,688	9.07%	9.90%
Consumer loans	1,219,810	1,187,567	36,832	38,164	12.14%	12.89%

Total loans (3)	7,582,816	6,067,527	103,729	97,697	5.50%	6.46%

Total earning assets	$13,065,222	$8,972,529	$178,897	$127,538	5.51%	5.70%

Interest-bearing liabilities:
Deposits	$6,288,895	$4,857,677	$26,610	$27,277	1.70%	2.25%
Other borrowed funds	4,343,660	2,361,613	34,504	26,586	3.19%	4.52%
FHLB advances	974,600	672,290	5,817	5,059	2.40%	3.02%

Total interest bearing liabilities	$11,607,155	$7,891,580	$66,931	$58,922	2.32%	2.99%

Net interest income			$111,966	$68,616

Interest rate spread					3.19%	2.71%
Net interest margin					3.45%	3.07%

	Six months ended June 30,
	Average volume		Interest income (1)/ expense		Average rate (1)
	2004	2003	2004	2003	2004	2003
			(Dollars in thousands)
Earning assets:
Money market investments	$277,421	$409,846	$1,263	$2,274	0.92%	1.12%
Government obligations	1,771,247	507,377	53,676	19,673	6.08%	7.82%
Mortgage-backed securities	2,859,696	1,928,360	78,107	49,978	5.49%	5.23%
Corporate bonds	70,476	208,404	1,049	5,043	2.99%	4.88%
FHLB stock	50,982	38,247	330	972	1.30%	5.12%

Total investments (2)	5,029,822	3,092,234	134,425	77,940	5.37%	5.08%

Residential real estate loans	3,120,088	2,040,080	64,371	51,454	4.15%	5.09%
Construction loans	360,544	300,009	8,621	7,227	4.81%	4.86%
Commercial loans	2,529,082	2,238,533	50,376	50,463	4.01%	4.55%
Finance leases	172,410	147,011	7,875	7,379	9.19%	10.12%
Consumer loans	1,203,149	1,174,515	73,174	75,546	12.23%	12.97%

Total loans (3)	7,385,273	5,900,148	204,417	192,069	5.57%	6.56%

Total earning assets	$12,415,095	$8,992,382	$338,842	$270,009	5.49%	6.06%

Interest-bearing liabilities:
Deposits	$6,197,318	$4,861,493	$53,657	$56,217	1.74%	2.33%
Other borrowed funds	3,880,805	2,478,783	64,501	53,674	3.34%	4.37%
FHLB advances	886,242	595,191	11,117	9,513	2.52%	3.22%

Total interest bearing liabilities	$10,964,365	$7,935,467	$129,275	$119,404	2.37%	3.03%

Net interest income			$209,567	$150,605

Interest rate spread					3.12%	3.03%
Net interest margin					3.39%	3.38%

(1)	On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate of 39%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)	Valuation in investments available for sale is excluded from the average volumes.

(3)	Non-accruing loans are included in the average balances.

PART II

	Three months ended on June 30,			Six months ended on June 30,
	2004 compared to 2003			2004 compared to 2003
	Variance	Variance		Variance	Variance
	due to	due to	Total	due to	due to	Total
	volume	rate	variance	volume	rate	variance
	(Dollars in thousands)			(Dollars in thousands)
Interest income on earning assets:
Money market investments	$(1,243)	$91	$(1,152)	$(647)	$(364)	$(1,011)
Government obligations	32,798	(2,471)	30,327	43,922	(9,919)	34,003
Mortgage-backed securities	15,384	3,179	18,563	25,445	2,684	28,129
Corporate bonds	(1,369)	(745)	(2,114)	(2,521)	(1,473)	(3,994)
FHLB stock	128	(425)	(297)	208	(850)	(642)

Total investments	45,698	(371)	45,327	66,407	(9,922)	56,485

Consumer loans	960	(2,292)	(1,332)	1,916	(4,288)	(2,372)
Residential real estate loans	12,331	(5,379)	6,952	24,971	(12,054)	12,917
Construction loans	740	(27)	713	1,469	(75)	1,394
Commercial loans	3,046	(3,685)	(639)	6,283	(6,370)	(87)
Finance leases	684	(346)	338	1,235	(739)	496

Total loans	17,761	(11,729)	6,032	35,874	(23,526)	12,348

Total interest income	63,459	(12,100)	51,359	102,281	(33,448)	68,833

Interest expense on interest bearing liabilities:
Deposits	7,039	(7,706)	(667)	13,688	(16,248)	(2,560)
Other borrowed funds	19,044	(11,126)	7,918	27,066	(16,239)	10,827
FHLB advances	2,038	(1,280)	758	4,190	(2,585)	1,605

Total interest expense	28,121	(20,112)	8,009	44,944	(35,072)	9,872

Change in net interest income	$35,338	$8,012	$43,350	$57,337	$1,624	$58,961

     Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $17.7 million and $31.1 million for the three and six-month periods ended on June 30, 2004, respectively, and of $4.7 million and $14.3 million for the three and six-month periods ended on June 30, 2003, respectively. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations), mortgage-backed securities and on loans guaranteed by United States and Puerto Rico government agencies which are generally exempt for income tax purposes. The computation considers the interest expense disallowance required by the Puerto Rico tax law. The increase in tax equivalent adjustments for the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 is mainly attributed to an increase in the average volume of investment securities held in the international banking entities of the Corporation.

Interest Income

     Interest income increased by $38.4 million and $52 million for the three and six-month periods ended on June 30, 2004, as compared to the same periods for 2003. When adjusted to a taxable equivalent basis, interest income increased by $51.4 million and $68.8 million for the three and six-month periods ended on June 30, 2004, as compared to the same periods in 2003. The yield on earning assets, on a taxable equivalent basis, amounted to 5.51% and 5.70% for the three-month periods ended on June 30, 2004 and 2003, respectively; and 5.49% and 6.06% for the six-month periods ended on June 30, 2004 and 2003, respectively. The decrease in interest yields is attributed to the prolongation of the low interest scenario which resulted in the repricing of interest earnings assets at lower rates, since a large portion of investment securities and loans receivable have variable rates. The decrease in interest yields is also attributed to the purchase and origination of loans at lower rates. Such decreases in interest yields were offset by volume increases during the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003. Also, prepayments on mortgage backed securities have slowed, which in turn decelerated the amortization of premiums paid upon the acquisition of such investments, this resulted in an increase in the yield on mortgage backed securities.

     The average volume of earning assets increased by approximately $4.1 billion and $3.4 billion for the three and six-month periods ended on June 30, 2004, as compared to the same periods in 2003. The increase in average volumes was mainly noted in the loan portfolio which increased by approximately $1.5 billion and $1.5 billion for the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 and in government obligations and government agency securities portfolio which increased by $1.9 billion and $1.3 billion for the three and six-month periods ended on June 30, 2004 as compared to the same periods in 2003.

Interest Expense

     Interest expense increased by $8 million and $9.9 million for the three and six-month periods ended on June 30, 2004, as compared with the amount recorded in the same periods of 2003. The increase is the result of volume increases in interest bearing liabilities to support the Corporation’s investment and loan portfolios growth. Increase in the average volume of interest bearing liabilities resulted in a negative volume variance of $28.1 million and $44.9 million for the three and six-month periods ended June 30, 2004, as compared to the same periods in 2003. The negative volume variance was partially offset by decreases in rate given the repricing of debt at lower rates, which resulted in a positive rate variance of $20.1 million and $35.1 million for the three and six-month periods ended June 30, 2004, as compared to the same periods in 2003. The cost of interest bearing liabilities decreased from 2.99% and 3.03% for the three and six-month periods ended on June 30, 2003 to 2.32% and 2.37% for the three and six-month periods ended June 30, 2004. Decrease in average cost of funds results from the re-pricing of short term liabilities and the origination of new short term (i.e. deposits and repurchase agreements) and long term debt (i.e. long term repurchase agreements and other advances) at lower rates as a result of the prolongation of the low interest rate environment experienced during the past few years.

Provision and Allowance for Loan Losses

     For the three and six-month periods ended on June 30, 2004, the Corporation provided $13.2 million and $26.4 million for loan losses, as compared to $12.6 million and $29.2 million for the same period of 2003. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses at a level that Management considers adequate to absorb probable losses incurred in the portfolio. The Corporation establishes the allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, the fair value of the underlying collateral, the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, USVI or BVI economies may contribute to delinquencies and defaults, thus necessitating additional reserves.

     The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

     Net charge offs were $9.9 million (0.52% of average loans) for the second quarter of 2004, as compared to $9.9 million (0.65% of average loans) for the second quarter of 2003. The improvement when compared to recent historical data is attributed to the Corporation’s underwriting, credit administration policies and effective credit risk management structure.

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Allowance for loan losses, beginning of period	$130,357	$117,887	$126,378	$111,911
Provision for loan losses	13,200	12,600	26,400	29,164

Loans charged-off:
Residential real estate	(59)		(85)
Commercial and construction	(1,785)	(1,505)	(3,321)	(3,743)
Finance leases	(764)	(555)	(1,313)	(1,199)
Consumer	(8,673)	(9,714)	(17,258)	(19,226)

Total charge-offs	(11,281)	(11,774)	(21,977)	(24,168)

Recoveries of loans previously charged-off	1,402	1,850	2,877	3,656

Net charge-offs	(9,879)	(9,924)	(19,100)	(20,512)

Allowance for loan losses, end of period	$133,678	$120,563	$133,678	$120,563

Allowance for loan losses to total loans	1.69%	1.91%	1.69%	1.91%
Net charge-offs annualized to average loans outstanding during the period	0.52%	0.65%	0.52%	0.70%

Other Income

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Other fees on loans	$4,217	$4,995	$10,163	$10,001
Service charges on deposit accounts	2,743	2,370	5,526	4,945
Mortgage banking activities	217	1,584	1,762	1,942
Rental income	702	544	1,319	1,030
Other commissions and fees	590	170	896	356
Insurance income	1,490	988	2,976	1,995
Dividends on equity securities	90	158	241	353
Other operating income	3,715	2,730	6,103	4,838

Other income before net gain on sale of investments, gain on sale of credit cards portfolio and derivatives (loss) gain	13,764	13,539	28,986	25,460

Net gain on sale of investment and impairment losses	551	10,135	4,516	23,822
Gain on sale of credit cards portfolio	298		5,533
Derivatives loss	(962)	(678)	(1,386)	(114)

Total	$13,651	$22,996	$37,649	$49,168

     Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; net gains on sale of investments; and derivatives gains or losses. Other income for the three and six month periods ended June 30, 2004 amounted to approximately $13.7 million and $37.7 million, respectively, as compared to approximately $23 million and $49 million for the same periods in 2003. Other income, excluding the net gains on sales of investments, gain on sale of a credit card portfolio, and derivatives gain (loss), remained in-line when comparing the quarter ended June 30, 2004 with the same quarter in 2003 and increased $3.5 million when comparing the six-month period ended June 30, 2004 with same period in 2003. The increase of $3.5 million is partially due to an increase in commission income from the Corporation’s insurance operations, service charges on deposit accounts and other miscellaneous fees generated on the portfolio of commercial loans.

     The gain on sale of credit cards loans results from the sale of a $17 million portfolio to MBNA Corporation during the first quarter of 2004 and a small portfolio sold during the second quarter of 2004. Such sales were made pursuant to an agreement reached with MBNA Corporation in the last quarter of 2003.

     Other fees on loans consist mainly of late charges collected on loans and penalties on early cancellation of loans. The decrease when comparing the three-month period ended June 30, 2004 with the same period of 2003 is due to fees previously earned on the credit card portfolio sold to MBNA Corporation during the last quarter 2003 and the first two quarters of 2004.

     Service charges on deposit accounts includes monthly fees on deposit accounts and fees on returned and paid check charges, which represent an important and stable source of other income for the Corporation.

     Mortgage banking activities income includes gains on sale of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained.

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

     As explained in Note 8 to the accompanying unaudited financial statements, for the six-month period ended June 30, 2004, the net derivatives loss is composed of an unrealized loss of approximately $58,000 due to the adjustment to the fair value of a portfolio of swaps that does not qualify for hedge accounting, negative net interest settlements on these swaps that do not qualify for hedge accounting of approximately $1 million and to a loss of approximately $281,000 realized on the early termination of an interest rate swap agreement.

Other Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Salaries and benefits	$21,513	$18,314	$41,499	$36,524
Occupancy and equipment	9,448	8,831	18,831	17,715
Deposit insurance premium	252	211	493	405
Other taxes, insurance and supervisory fees	2,709	2,362	5,492	4,853
Professional and services fees	1,207	597	1,940	1,351
Business promotion	4,588	2,707	8,057	5,423
Communications	1,777	1,714	3,555	3,462
Expense of daily rental vehicles	446	385	906	812
Other	3,570	4,154	7,895	8,200

Total	$45,510	$39,275	$88,668	$78,745

     Operating expenses increased to $45.5 million and $88.7 million for the three and six-month periods ended on June 30, 2004, respectively, as compared to $39.3 million and $78.7 million for the same periods of 2003. The increase in operating expenses for 2004 is in part attributable to increases in personnel and occupancy costs, to support the growth of the Corporation, and to strong advertising and business promotion costs to support new products and services, especially First Mortgage and the “Perfect Account”, a recently launched DDA product.

     Management’s goal is to limit expenditures to those that directly contribute to increase the efficiency, service quality and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement of earnings in recent years. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income, other income and gain on sale of investments, net, was 42.17% and 41.03% for the three and six-month periods ended June 30, 2004 as compared to 45.20% and 42.45% for the same periods last year, and remains one of the best in the industry.

     For the six-month periods ended on June 30, 2004 and June 30, 2003, other operating expenses include a core deposit intangible amortization of approximately of $1.2 million. The estimated aggregate amortization expense on this core deposit intangible asset for each of the four succeeding fiscal years will amount to approximately $2.4 million and approximately $2.3 million for the fifth year.

Provision for Income Tax

     The provision for income tax amounted to $20.9 million (or 20.7% of pretax earnings) for the six-month period ended on June 30, 2004 as compared to approximately $11.9 million (or 15.3% of pretax earnings) for the same period in 2003. The increase in the effective income tax rate is mainly attributed to the decrease in net gains on the sale of investments realized during the six-month period ended June 30, 2004 as compared to the same period of 2003. Since transactions were related to investments held by the Corporation’s international banking entities, these gains were exempt from income taxes.

     The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in government obligations and mortgage-backed securities exempt from U. S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking divisions (IBE’s) of the Corporation and the Bank and by the Bank subsidiary, FirstBank Overseas Corporation. These IBE’s divisions and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total P.R. tax exemption on net income derived by the IBE’s operating in Puerto Rico. On January 8, 2004, the Puerto Rico Legislature and the Governor of Puerto Rico approved amendments to the IBE Act. These amendments impose income tax at normal rates on IBEs that operate as units of a bank, to the extent that the IBEs net income exceeds 40% of the bank’s total net taxable income (including net income generated by the IBE unit) for a taxable year commencing between July 1, 2003 and July 1, 2004, 30% of such total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of such total net taxable income for taxable years commencing thereafter. These amendments apply only to IBE’s that operates as units of a bank. Management estimates that the financial impact of the amendments is not likely to be material.

     FINANCIAL CONDITION

Assets

     Total assets as of June 30, 2004 amounted to $14.5 billion, an increase of $1.8 billion as compared to total assets as of December 31, 2003 of $12.7 billion. The increase was mainly the result of an increase of approximately $848 million in total loans and an increase of approximately $932 million in total investments including money market investments.

     The composition of loans receivable is as follows:

	June 30,	December 31,	Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Residential real estate loans	$3,489,118	$2,879,011	$610,107

Commercial real estate loans	896,309	889,156	7,153
Construction loans	374,845	328,175	46,670
Commercial loans	1,700,661	1,615,304	85,357

Total commercial loans	2,971,815	2,832,635	139,180

Finance leases	186,933	161,283	25,650
Consumer and other loans	1,244,398	1,171,589	72,809

Total	$7,892,264	$7,044,518	$847,746

     The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $1.9 billion and repayments and sales of loans and other adjustments of approximately $1 billion. The Corporation’s lending operations have continued to grow specifically in commercial and residential mortgages. The commercial loan portfolio grew by $139 million and the residential real estate loans grew by $610 million as compared to December 31, 2003. A significant portion of the increase in residential mortgage loans is related to purchases of residential real estate loans from mortgage bankers in Puerto Rico, which yield a variable rate to the Bank.

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

     At June 30, 2004, total non-performing assets amounted to $102 million (0.71% of total assets) as compared to $101 million (0.80% of total assets) at December 31, 2003 and $105 million (1.09% of total assets) at December 31, 2002. The Corporation’s allowance for loan losses to non-performing loans ratio was 146.9% at June 30, 2004 as compared to 147.8% and 121.9% at December 31, 2003 and 2002, respectively.

     Past due loans are loans delinquent 90 days or more as to principal and/or interest and which are still accruing interest.

     Non-performing loans as of June 30, 2004 were $90.9 million (1.15% of total loans), as compared to $85.5 million (1.21% of total loans) and $91.8 million (1.63% of total loans) as of December 31, 2003 and December 31, 2002, respectively. As aforementioned, the non-performing loans amount has stabilized despite substantial increases in the Corporation’s portfolios, as a normal result of the Corporation’s prudent underwriting policy and credit risk management infrastructure implemented since 1998.

     The following table presents non-performing assets at the dates indicated:

	June 30,	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
Residential real estate	$28,207	$26,327	$23,018
Commercial, commercial real estate and construction	44,274	38,304	47,705
Finance leases	2,684	3,181	2,049
Consumer	15,822	17,713	18,993

	90,987	85,525	91,765

Other real estate owned	5,600	4,617	2,938
Other repossessed property	5,757	6,879	6,222
Investment securities		3,750	3,750

Total non-performing assets	$102,344	$100,771	$104,675

Past due loans	$16,519	$23,493	$24,435
Non-performing assets to total assets	0.71%	0.80%	1.09%
Non-performing loans to total loans	1.15%	1.21%	1.63%
Allowance for loan losses	$133,678	$126,378	$111,911
Allowance to total non-performing loans	146.92%	147.77%	121.95%

Non-accruing Loans

     Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers, based on the value of the underlying collateral and the loan to value ratios and historical experience, that no material losses will be incurred in this portfolio. Non-accruing residential real estate loans amounted to $28 million (0.81% of total residential real estate loans) at June 30, 2004, as compared to $26 million (0.92% of total residential real estate loans) and $23 million (1.25% of total residential real estate loans) at December 31, 2003 and 2002, respectively. At June 30, 2004, there was one non-accruing residential real estate loan over $1 million with an outstanding balance of $1.8 million.

     Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral. Non-accruing commercial loans amounted to $44 million (1.49% of total commercial loans) at June 30, 2004 as compared to $38 million (1.35% of total commercial loans) and $48 million (1.91% of total commercial loans) at December 31, 2003 and 2002, respectively. At June 30, 2004, there were nine non-accruing commercial loans over $1 million, for a total of $18.9 million.

     Finance Leases – Finance leases are classified as non-accruing when they are delinquent 90 days or more. Non-accruing finance leases amounted to $3 million (1.44% of total finance leases) at June 30, 2004, as compared to $3 million (1.97% of total finance leases) and $2 million (1.43% of total finance leases) at December 31, 2003 and 2002, respectively.

     Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

     Non-accruing consumer loans amounted to $16 million (1.27% of the total consumer loan portfolio) at June 30, 2004, as compared to $18 million (or 1.51% of the total consumer loan portfolio) and $19 million (or 1.65% of the total consumer loan portfolio) at December 31, 2003 and December 31, 2002, respectively. Delinquencies in this portfolio have stabilized during the past year.

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

     Sources of Funds

     The Corporation’s principal funding sources are branch-based deposits, retail brokered deposits, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.

     As of June 30, 2004, total liabilities amounted to $13.3 billion, an increase of $1.7 billion as compared to $11.6 billion as of December 31, 2003. The net increase in total liabilities was mainly due to: (1) an increase of $187 million in total deposits, (2) an increase of $763 million in federal funds and securities sold under agreements to repurchase, (3) an increase of $310 million in advances from FHLB, (4) an increase of $154 million in notes payable, (5) an increase of $103 million in other borrowings, (6) an increase of $199 million in payable for unsettled investment purchase and (7) an increase of $43 million in accounts payable and other liabilities.

     During the second quarter ended June 30, 2004, the Corporation, in order to diversify its funding sources undertook several financing transactions. FirstBank, the Corporation’s bank subsidiary, issued $130 million and $10 million in callable fixed rate and step rate notes payable, respectively. These notes are callable at the Bank’s option on each interest payment date. The average contractual life of these notes approximates 15 years. At the notes issuance date, the Corporation entered into interest rate swaps with the same terms and conditions of the notes, which converted these borrowings to variable rate. Refer to Note 8-“Derivative Instruments and Hedging Activities” for further information on this interest rate risk management strategy. In addition, during the second quarter ended June 30, 2004, FirstBank issued approximately $13.5 million in principal protected notes payable, which contain an embedded derivative tied to the performance of the Dow Jones Industrial Composite Stock Index. At the notes maturity date, the investor receives a specified percent based on the increase of the stock index over a specified period. If the stock index decreases the investor receives the principal amount. The average contractual maturity of these notes approximates seven years. The Corporation enters into option contracts with other parties to manage its exposure to stock market fluctuations. Refer to Note 8-“Derivative Instruments and Hedging Activities” for further information on this strategy.

     Also during the second quarter of 2004, FBP Statutory Trust I, a statutory trust wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust preferred securities. These funds are presented in the Consolidated Statement of Financial Condition as “Other Borrowings” and account for the increase in this category. Refer to “Capital” section below for further information on this issuance.

     The Corporation maintains unsecured standby lines of credit with other banks. At June 30, 2004 the Corporation’s total unused lines of credit with these banks amounted to approximately $275 million. At June 30, 2004, the Corporation had an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $143.8 million.

     Capital

     Total stockholders’ equity as of June 30, 2004 amounted to $1.1 billion, increasing by $39 million from the amount as of December 31, 2003. The increase was mainly the result of earnings for the period ended on June 30, 2004 of $80.1 million, the proceeds from the issuance of shares of common stock through the exercise of stock options which were approximately $2.2 million, reduced by dividends paid of $29.8 million and the change in the other comprehensive income for the period of $13.3 million.

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

     At June 30, 2004 and December 31, 2003, the most recent notification from federal banking regulators, categorized the Corporation as a well-capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

     In April 2004, FBP Statutory Trust I, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3,093,000 of FBP Statutory Trust I variable rate common securities, were used to purchase $103,093,000 aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. These debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures mature on June 17, 2034, however, under certain circumstances the maturity of Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. On May 2004, the Federal Reserve requested public comment on a proposed rule that retains trust preferred securities as Tier I Capital, but with stricter quantitative limits and clearer qualitative standards.

     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirement
			For capital		To be
	Actual		adequacy purposes		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
At June 30, 2004
Total Capital (to Risk Weighted Assets)
First Bancorp	$1,261,118	15.56%	$648,230	8%	N/A	N/A
FirstBank	$1,124,627	14.08%	$639,069	8%	$798,836	10%
Tier I Capital (to Risk Weighted Assets)
First Bancorp	$1,138,965	14.06%	$324,115	4%	N/A	N/A
FirstBank	$1,007,891	12.62%	$319,535	4%	$479,302	6%
Tier Capital (to Average Assets)
First Bancorp	$1,138,965	8.54%	$400,282	3%	N/A	N/A
FirstBank	$1,007,891	7.65%	$395,172	3%	$658,620	5%
At December 31, 2003
Total Capital (to Risk Weighted Assets)
First Bancorp	$1,103,798	15.22%	$580,090	8%	N/A	N/A
FirstBank	$974,208	13.49%	$577,872	8%	$722,340	10%
Tier I Capital (to Risk Weighted Assets)
First Bancorp	$989,853	13.65%	$290,045	4%	N/A	N/A
FirstBank	$867,025	12.00%	$288,936	4%	$433,404	6%
Tier Capital (to Average Assets)
First Bancorp	$989,853	8.35%	$355,713	3%	N/A	N/A
FirstBank	$867,025	7.38%	$352,631	3%	$587,718	5%

Dividends

     During the period ended June 30, 2004, the Corporation declared a quarterly cash dividend of $0.12 per common share representing a 9% increase over the quarterly cash dividend of $0.11 per common share declared for the same period in 2003. Total dividends declared per common share for the six-month period ended on June 30, 2004 amounted to $9.6 million for an annualized dividend payout ratio of 16.07% as compared to $8.8 million for the period ended June 30, 2003 (or a 16.85% dividend payout ratio). Dividends declared on preferred stock amounted to approximately $20.1 million for the six-month period ended on June 30, 2004 as compared to $13.5 million for the same period last year. The increase in preferred stock dividends is attributed to the issuance of 7,584,000 shares of the Corporation’s Preferred Stock Series E during the third quarter of 2003.

Contractual Obligations and Commitments

     The following table presents a detail of the maturities of contractual debt obligations, commitments to purchase loans, and commitments to extend credit:

		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
		(Dollars in Thousands)
Contractual Obligations:
Certificates of Deposit	$4,954,034	$1,020,685	$509,352	$207,720	$3,216,277
Federal funds purchased and securities sold under agreements to repurchase	4,413,070	1,894,610	100,000	550,000	1,868,460
Advances from FHLB	1,223,000	900,000	50,000	29,000	244,000
Other Borrowings	102,610				102,610
Notes Payable	153,700				153,700
Subordinated Notes	82,820		82,820

Total Contractual Obligations	$10,929,234	$3,815,295	$742,172	$786,720	$5,585,047

Commitments to Purchase Mortgage Loans	$515,000	$515,000

Other Commitments:
Lines of Credit	$126,785	$126,785
Standby Letters of Credit	95,237	95,237
Other Commercial Commitments	775,657	775,657

Total Commercial Commitments	$997,679	$997,679

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

Liquidity

     Liquidity refers to the level of cash and eligible investments to meet loan and investment commitments, potential deposit outflows and debt repayments. The Asset Liability Management and Investment Committee, using measures of liquidity developed by Management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a weekly basis.

     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance as it protects the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other unsecured lines established with financial institutions. The Investment Committee reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as supplementary sources of funding. Commercial paper has also provided additional funding as well as long-term funding through the issuance of notes payable and long-term brokered certificates of deposit. The cost of these different alternatives, among other things, is taken into consideration. The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.

     A large portion of the Corporation’s funding represents retail brokered certificates of deposit. In the event that the Corporation falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Corporation currently complies with the minimum requirements of ratios for a “well capitalized” institution and does not foresee falling below required levels to issue brokered deposits. Brokered certificates of deposit amounted approximately to $4 billion at June 30, 2004 (December 31, 2003-$3.8 billion).

     The Corporation’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at reasonable cost. The alternative sources of funding include, among others, FHLB advances, unused lines of credits from other banks, which amounted to $275 million at June 30, 2004, sale of commercial loans participations, securitization of auto loans and commercial paper.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income, subject to other goals of Management and within guidelines set forth by the Board of Directors.

     The day-to-day management of interest rate risk, as well as liquidity management and other related matters, is assigned to the Asset Liability Management and Investment Committee of FirstBank (ALCO). The ALCO is composed of the following officers: President and CEO, the Senior Executive Vice President and CFO, the Executive Vice President for Retail and Mortgage Banking, the Senior Vice President of Treasury and Investments and the Economist. The ALCO meets on a weekly basis. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company, including a stock portfolio which had a book value of $53 million at June 30, 2004. This Committee meets weekly and has the same membership as the ALCO Committee described previously.

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

     The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points (a downward movement of 100 basis points was used as of June 30, 2004 because initial rates were very low). Simulations were carried out in two ways:

(1)	using a balance sheet which is assumed to be at the same levels existing on the simulation date, and assuming new investment repayments are reinvested in similar instruments

(2)	using a balance sheet which has growth patterns and strategies similar to those which have occurred in the recent past, and assuming investment repayments are reinvested in similar instruments

     These simulations assume gradual upward or downward movements of interest rates over the year of projection, with the change totaling 200 basis points at the end of the twelve-month period in most cases (a downward movement of 100 basis points was used for the June 30, 2004 simulations). The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. Both scenarios assume the reinvestment of mortgage-backed securities prepayments, as well as the replacement of other securities which are called away or sold during the projection period. All computations are done on a tax equivalent basis, including the effects of the changing cost of funds on the tax-exempt spreads of certain investments. The projections are carried out for First BanCorp on a consolidated basis.

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

     Assuming a no growth balance sheet with new investment repayments reinvested in similar instruments (see simulation (1) above), as of June 30, 2004, tax equivalent net interest income projected for the next twelve-month period would fall by $10.0 million (1.85%) under a rising rate scenario and would decrease by $4.3 million (0.80%) under falling rates.

     The same simulations were also carried out assuming that the Corporation would grow (see simulation (2) above). As of June 30, 2004 the growing balance sheet simulations indicate that tax equivalent net interest income projected for the next twelve-months would fall by $12.4 million (2.20%) under a rising rate scenario and would decrease by $2.0 million (0.35%) with falling rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), have concluded that, as of June 30, 2004, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s disclosure controls and procedures during the last fiscal quarter, nor were there any significant deficiencies or material weaknesses in the Corporation’s internal controls. As a result, no corrective actions were required or undertaken.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     Shares of common stock of the registrant acquired through the exercise of stock options under the Corporation’s Stock Option Plan covering certain employees of the Corporation have not been registered with the Securities and Exchange Commission under the Securities Act of 1933 on the basis of the exemption provided in section 3(a)(11) thereof. The registrant understands that this exemption is applicable because: (i) it is a corporation organized under the laws of the Commonwealth of Puerto Rico whose principal office and place of business are located in the Commonwealth of Puerto Rico; and (ii) all employees that have exercised options to acquire shares are residents of the Commonwealth of Puerto Rico. Shares of common stock acquired under the Corporation’s stock option plan were 188,870 for the six-month period ended June 30, 2004 (72,750 for the year ended December 31, 2003) at a weighted average exercise price per option of $11.87 for the six-month period ended June 30, 2004 and $15.43 for the year ended December 31, 2003.

     During the quarter and six-month period ended June 30, 2004 the Corporation did not repurchase any of its securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 29, 2004 First BanCorp held its annual meeting of stockholders. Information relating to the meeting and the matters considered and voted at the meeting is disclosed in Part II, Item 4 of First BanCorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

          31.1 – Sarbanes Oxley Act Section 302 Certification

          31.2 – Sarbanes Oxley Act Section 302 Certification

          32.1 –Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

          32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

     B-Reports on Form 8-K

     On July 23, 2004, the Corporation furnished a current report on Form 8-K announcing its unaudited results of operations for the second quarter and six-month period ended June 30, 2004.

     On April 26, 2004, the Corporation furnished a Current Report on Form 8-K announcing its unaudited results of operations for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp. Registrant
Date: August 9, 2004	By:	/s/ Angel Alvarez-Pérez
Angel Alvarez-Pérez, Esq.
Chairman, President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Annie Astor-Carbonell
Annie Astor-Carbonell
Senior Executive Vice President and Chief Financial Officer