Form 10-Q
period 2004-09-30
FIRST BANCORP /PR/
filed 2004-11-15
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended September 30, 2004	Commission File No. 001-14793

First BanCorp.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0561882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico	00908

(Address of principal office)	(Zip Code)

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
Yes [X] No [  ]

Number of shares of the registrant’s common stock outstanding as of October 31, 2004

40,312,655

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

FIRST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,	September 30,
	2004	2003	2003
Assets
Cash and due from banks	$91,317,992	$89,304,520	$75,145,238

Money market instruments, including $300,000,000 pledged that can be repledged for 2004 (September 30, 2003-$140,000,000)	721,910,047	705,939,823	430,257,311
Federal funds sold and securities purchased under agreements to resell	302,000,000	265,000,000	159,000,000

Total money market investments	1,023,910,047	970,939,823	589,257,311

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,270,254,936	990,408,046	1,070,924,271
Other investment securities	350,923,723	228,729,507	216,982,499

Total investment securities available for sale	1,621,178,659	1,219,137,553	1,287,906,770

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	3,289,812,839	2,687,039,595	2,418,663,539
Other investment securities	371,332,877	443,437,738	813,451,967

Total investment securities held to maturity	3,661,145,716	3,130,477,333	3,232,115,506

Federal Home Loan Bank (FHLB) stock	68,650,000	45,650,000	42,595,400

Loans, net of allowance for loan losses of $137,253,064 (December 31, 2003-$126,378,484 and September 30, 2003-$123,023,664)	8,357,609,488	6,906,289,028	6,568,240,345
Loans held for sale, at lower of cost or market	7,419,060	11,850,639	15,544,053

Total loans, net	8,365,028,548	6,918,139,667	6,583,784,398

Other real estate owned	6,938,890	4,616,888	3,999,081
Premises and equipment, net	88,865,587	85,269,402	82,819,631
Accrued interest receivable	61,180,967	41,508,434	42,462,560
Due from customers on acceptances	717,930	286,611	180,488
Other assets	188,726,523	162,580,138	148,505,488

Total assets	$15,177,660,859	$12,667,910,369	$12,088,771,871

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$603,713,284	$548,920,960	$495,170,106
Interest bearing deposits	6,764,318,350	6,216,186,213	6,017,278,902
Federal funds purchased and securities sold under agreements to repurchase	4,614,109,083	3,650,297,211	3,587,877,555
Advances from FHLB	1,373,000,000	913,000,000	742,000,000
Notes payable	153,550,748
Other borrowings	231,500,089
Bank acceptance outstanding	717,930	286,611	180,488
Payable for unsettled investment trade	10,285,040
Accounts payable and other liabilities	160,191,928	166,831,871	109,683,561

	13,911,386,452	11,495,522,866	10,952,190,612
Subordinated Notes	82,820,937	82,818,437	82,817,604

	13,994,207,389	11,578,341,303	11,035,008,216

Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share (December 31, 2003 and September 30, 2003 - 22,004,000 shares)	550,100,000	550,100,000	550,100,000
Common stock, $1 par value, authorized 250,000,000 shares; issued 45,206,555 shares (December 31, 2003-44,948,185 and September 30, 2003-44,931,435)	45,206,555	44,948,185	44,931,435
Less: Treasury stock (at par value)	(4,920,900)	(4,920,900)	(4,920,900)

Common stock outstanding	40,285,655	40,027,285	40,010,535

Additional paid-in capital	3,209,915	268,855
Capital reserve	80,000,000	80,000,000	70,000,000
Legal surplus	163,106,509	163,106,509	149,345,178
Retained earnings	304,572,685	220,038,308	203,283,622
Accumulated other comprehensive income, net of tax of $1,128,334 (December 31, 2003-$613,081 and September 30, 2003-$909,872)	42,178,706	36,028,109	41,024,320

	1,183,453,470	1,089,569,066	1,053,763,655

Total liabilities and stockholders’ equity	$15,177,660,859	$12,667,910,369	$12,088,771,871

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Interest income:
Loans	$113,831,359	$98,762,336	$316,953,914	$290,002,832
Investments	65,944,646	34,621,600	170,247,567	98,152,862
Dividends on FHLB stock	303,233	234,367	633,251	1,206,379

Total interest income	180,079,238	133,618,303	487,834,732	389,362,073

Interest expense:
Deposits	30,730,152	28,036,230	84,387,104	84,253,361
Federal funds purchased and repurchase agreements	34,828,696	27,008,737	95,174,779	77,345,871
Advances from FHLB	7,573,861	5,004,969	18,690,602	14,517,211
Notes payable and other borrowings	3,674,874	1,672,271	7,829,355	5,009,401

Total interest expense	76,807,583	61,722,207	206,081,840	181,125,844

Net interest income	103,271,655	71,896,096	281,752,892	208,236,229

Provision for loan losses	13,199,850	12,599,900	39,600,000	41,763,700

Net interest income after provision for loan losses	90,071,805	59,296,196	242,152,892	166,472,529

Other income:
Other fees on loans	4,383,988	5,281,997	14,547,286	15,283,224
Service charges on deposit accounts	2,705,111	2,202,101	8,230,790	7,146,793
Mortgage banking activities	1,328,492	431,881	3,090,458	2,374,141
Net gain on sale of investments	360,031	4,384,041	4,875,926	28,205,640
Derivatives gain (loss)	763,058	1,153,744	(622,571)	1,039,273
Gain on sale of credit cards portfolio			5,532,684
Other operating income	6,180,904	5,681,887	17,715,621	14,254,924

Total other income	15,721,584	19,135,651	53,370,194	68,303,995

Other operating expenses:
Employees’ compensation and benefits	21,432,428	18,194,723	62,931,789	54,719,045
Occupancy and equipment	10,223,920	9,041,531	29,054,686	26,756,851
Business promotion	4,354,617	2,691,220	12,411,300	8,114,398
Taxes, other than income taxes	2,283,388	1,920,356	6,182,051	5,427,811
Insurance and supervisory fees	994,620	725,673	3,080,826	2,476,206
Other	6,686,896	7,285,249	20,983,329	21,109,727

Total other operating expenses	45,975,869	39,858,752	134,643,981	118,604,038

Income before income tax provision	59,817,520	38,573,095	160,879,105	116,172,486
Income tax provision	10,738,331	6,888,693	31,660,287	18,789,091

Net income	$49,079,189	$31,684,402	$129,218,818	$97,383,395

Net income available to common stockholders	$39,010,190	$24,933,402	$99,011,821	$77,130,398

Net income per common share - basic:
Earnings per common share-basic	$0.97	$0.62	$2.46	$1.92

Net income per common share - diluted:
Earnings per common share-diluted	$0.94	$0.61	$2.39	$1.89

Dividends declared per common share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$129,218,818	$97,383,395

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,469,923	11,351,082
Amortization of core deposit intangible	1,797,465	1,797,465
Provision for loan losses	39,600,000	41,763,700
Deferred income tax benefit	(5,046,674)	(5,794,061)
Gain on sale of investments, net	(4,875,926)	(28,205,640)
Unrealized derivatives gain	(1,174,305)	(1,039,273)
Net gain on sale of loans	(2,873,893)	(2,335,089)
Amortization of deferred net loan fees	(528,683)	(576,348)
Net originations of loans held for sale	(31,159,402)	(25,022,681)
Gain on sale of credit cards portfolio	(5,532,684)
Decrease in accrued income tax payable	(8,630,568)	(3,483,644)
Increase in accrued interest receivable	(19,672,532)	(3,180,550)
Increase (decrease) in accrued interest payable	10,292,583	3,717,912
Decrease in other assets	6,010,888	13,969,172
Increase in other liabilities	3,588,747	(12,107,027)

Total adjustments	(7,735,061)	(9,144,982)

Net cash provided by operating activities	121,483,757	88,238,413

Cash flows from investing activities:
Principal collected on loans	1,329,544,170	1,056,259,575
Loans originated	(1,582,319,417)	(1,258,655,612)
Purchase of loans	(1,386,684,000)	(960,137,000)
Proceeds from sale of loans	111,163,859	68,193,170
Proceeds from sale of investments securities	32,845,372	1,354,072,521
Purchase of securities held to maturity	(5,182,605,311)	(10,598,957,484)
Purchase of securities available for sale	(642,512,072)	(185,564,450)
Principal repayments and maturities of securities held to maturity	4,651,936,929	8,002,957,694
Principal repayments of securities available for sale	280,122,784	352,410,227
Additions to premises and equipment	(14,066,108)	(6,575,144)
Purchase of FHLB stock	(23,000,000)	(6,965,900)

Net cash used in investing activities	(2,425,573,794)	(2,182,962,403)

Cash flows from financing activities:
Net increase in deposits	590,288,815	1,063,840,625
Net increase in federal funds purchased and securities sold under repurchase agreements	964,610,929	794,007,315
FHLB advances taken	460,000,000	369,000,000
Net proceeds from issuance of long-term debt	385,659,000
Dividends	(44,684,441)	(33,449,849)
Exercise of stock options	3,199,430	834,352
Issuance of preferred stock		182,928,600

Net cash provided by financing activities	2,359,073,733	2,377,161,043

Net increase in cash and cash equivalents	54,983,696	282,437,053
Cash and cash equivalents at beginning of period	1,060,244,343	381,965,496

Cash and cash equivalents at end of period	$1,115,228,039	$664,402,549

Cash and cash equivalents include:
Cash and due from banks	$91,317,992	$75,145,238
Money market investments	1,023,910,047	589,257,311

	$1,115,228,039	$664,402,549

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$195,789,257	$177,407,932
Income taxes	41,131,288	16,648,329

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)
December 31, 2001	$268,500,000	$26,571,952	$14,214,877	$60,000,000	$136,792,514	$103,132,913	$(6,293,354)
Net income						107,956,351
Other comprehensive income							39,674,517
Issuance of preferred stock	92,000,000		(3,094,000)
Addition to legal surplus					12,552,664	(12,552,664)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		64,500	1,276,343
Common stock split on September 30, 2002		13,318,083	(12,397,220)			(920,863)
Cash dividends:
Common stock						(15,966,339)
Preferred stock						(26,406,274)

December 31, 2002	360,500,000	39,954,535		70,000,000	149,345,178	145,243,124	33,381,163
Net income						152,338,342
Other comprehensive income							2,646,946
Issuance of preferred stock	189,600,000		(778,352)			(5,823,109)
Addition to legal surplus					13,761,331	(13,761,331)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		72,750	1,047,207
Cash dividends:
Common stock						(17,599,855)
Preferred stock						(30,358,863)

December 31, 2003	550,100,000	40,027,285	268,855	80,000,000	163,106,509	220,038,308	36,028,109
Net income						129,218,818
Other comprehensive income							6,150,597
Stock options exercised		258,370	2,941,060
Cash dividends:
Common stock						(14,477,444)
Preferred stock						(30,206,997)

September 30, 2004	$550,100,000	$40,285,655	$3,209,915	$80,000,000	$163,106,509	$304,572,685	$42,178,706

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income	$49,079,189	$31,684,402	$129,218,818	$97,383,395

Other comprehensive income:
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	20,082,870	(1,060,444)	11,104,998	25,560,855
Less: Reclassification adjustment for net gains included in net income	(360,031)	(4,384,041)	(4,875,926)	(28,205,640)
Unrealized (loss) gain on fair value hedge of available for-sale securities attributable to credit risk:
Unrealized (losses) gains arising during the period	(207,600)	165,448	155,984	70,760
Reclassification adjustment for losses included in net income			280,794
Income tax (expense) benefit related to items of other comprehensive income	(45,058)	278,474	(515,253)	10,217,182

Other comprehensive income (loss) for the period, net of tax	19,470,181	(5,000,563)	6,150,597	7,643,157

Total comprehensive income	$68,549,370	$26,683,839	$135,369,415	$105,026,552

The accompanying notes are an integral part of these statements.

FIRST BANCORP

PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (“GAAP”).

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related unaudited consolidated statements of income, cash flows, changes in stockholders’ equity and comprehensive income include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at September 30, 2004, and the results of operations and cash flows for the nine-month periods ended on September 30, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. For further information refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation’s Annual Report on Form 10-K.

     The results of operations for the nine-month period ended on September 30, 2004, are not necessarily indicative of the results to be expected for the entire year.

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

     FirstBank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 43 full-service banking branches in Puerto Rico and 12 in the U.S. Virgin Islands (USVI) and British Virgin Islands (BVI). The Bank, through wholly-owned subsidiaries, operates 63 offices in Puerto Rico specializing in residential mortgage loan originations, small personal loans, finance leases, and vehicle rental, two offices that sell insurance in the U.S. Virgin Islands, two offices, one in the U.S. Virgin Islands and one in Barbados specializing in foreign sales corporation management and three offices specializing in the origination of small loans in the USVI. The Bank offers brokerage services in selected branches through an alliance with an international brokerage firm doing business in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures the U.S. and U.S.V.I. deposits through the Savings Association Insurance Fund (SAIF). The Virgin Islands operations of FirstBank are regulated by the Virgin Islands Banking Board (for the USVI) and by the British Virgin Islands Financial Services Commission (for the BVI).

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

     On October 1, 2004, the Corporation’s subsidiary Bank started operations in Coral Gables, Florida, through the establishment of a loan agency under the rules and regulations of the Office of Financial Regulation of the State of Florida, the Federal Reserve Bank of Atlanta and the Federal Reserve Bank of New York.

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

Allowance for Loan Losses

     The Corporation maintains the allowance for loan losses at a level that Management considers adequate to absorb probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. Groups of small balance, homogeneous loans are collectively evaluated for impairment. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are considered homogeneous and are evaluated collectively for impairment. In determining probable losses for each category of homogeneous pools of loans, Management uses historical information about loan losses over several periods of time that reflect varying economic conditions and adjusts such historical data based on the current conditions, considering information and trends on charge-offs, non-accrual loans, delinquencies, and risk characteristics relevant to the particular loan category. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Accordingly, the measurement of impairment for loans evaluated individually involves assumptions by Management as to the amount and timing of cash flows to be recovered and of appropriate discount rates. When the loans are collateral dependent, Management generally obtains an independent appraisal. Those appraisals may also involve estimates of future cash flows and appropriate discount rates or adjustments to comparable properties in determining fair values.

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British Virgin Island markets. At September 30, 2004, there is no significant concentration of credit risk in any specific industry.

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

Derivatives financial instruments

     The Corporation maintains an overall interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by changes in interest-rates. The Corporation’s goal is to manage interest-rate sensitivity by modifying the repricing characteristics of certain balance sheet assets and liabilities (“hedged assets and liabilities”) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest-rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. Unrealized gains or losses that reflect changes in fair value of derivatives not qualifying for hedge accounting are recognized in earnings in Other Income as “Derivatives gain (loss)” and recorded in the Other Asset and Other Liabilities categories, as applicable. The estimated fair values of derivatives instruments held by the Corporation are obtained from dealer quotes.

Recently issued accounting pronouncements

     The Financial Accounting Standards Board (FASB), its Emerging Issues Task Force (EITF) and the SEC have issued the following accounting pronouncement and Issue discussions with effective dates during the year 2004:

     Financial Accounting Standards Board Emerging Issues Task Force (EITF) no. 03-01 -The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments - In this Issue the Task Force reached consensus on guidance that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the Financial Accounting Standard Board (“FASB”) issued proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. Also, in September 2004 the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1”, which delayed the effective date of paragraph 10-20 of Issue 03-1. Paragraphs 10-20 of Issue 03-1 provide guidance on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Issue 03-1-1 expands the scope of the deferral to include all securities covered by EITF 03-1 rather than limiting the deferral to only certain debt securities that are impaired solely because of interest rate and/or sector spread increases. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. The quantitative and qualitative disclosure provisions were effective for years ending after December 31, 2003 and were included in the Corporation’s Form 10-K for the year ended December 31, 2003.

     The Corporation is currently evaluating the effects that the proposed statement may have on its financial condition and results of operations.

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

2 - STOCKHOLDERS’ EQUITY

Common stock

     Authorized common shares at September 30, 2004 and December 31, 2003 were 250,000,000 with a par value of $1. At September 30, 2004, the Corporation had 40,285,655 shares outstanding of common stock (December 31, 2003 - 40,027,285).

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

3 - EARNINGS PER COMMON SHARE

     The calculations of earnings per common share for the three and nine-month periods ended on September 30, 2004 and 2003 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$49,079	$31,684	$129,219	$97,383
Less: Dividends on preferred stock	(10,069)	(6,751)	(30,207)	(20,253)

Net income available to common stockholders	$39,010	$24,933	$99,012	$77,130

Earnings per common share-basic:
Weighted average common shares outstanding	40,242	40,007	40,174	39,986

Earnings per common share-basic	$0.97	$0.62	$2.46	$1.92

Earnings per common share-diluted:
Weighted average common shares and share equivalents:
Average common shares outstanding	40,242	40,007	40,174	39,986
Common stock equivalents - stock options	1,262	1,009	1,240	920

Total	41,504	41,016	41,414	40,906

Earnings per common share-diluted	$0.94	$0.61	$2.39	$1.89

     Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the nine-month period ended on September 30, 2004, a total of 464,400 stock options, were not included in the computation of outstanding shares because they were antidilutive. All options outstanding were included in the computation of outstanding shares for the three-month periods ended September 30, 2004 and 2003 and for nine-month period ended September 30, 2003.

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

     No options were granted during the three-month periods ended September 30, 2004 and 2003. During the nine-month periods ended September 30, 2004 and September 30, 2003, the Corporation granted 465,900 and 365,000 options, respectively, to buy shares of common stock. Each of the options granted during the nine-month period ended September 30, 2004 had an exercise price of $42.90. A total of 360,000 options granted during the nine-month period ended September 30, 2003 had an exercise price of $25.63, the remaining 5,000 had an exercise price of $29.55. The exercise prices of these options equaled the market price of the stock at grant date, therefore, no compensation cost was recognized on options granted.

     The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation granted during the nine-month periods ended on September 30, 2004 and 2003.

Pro forma information:

	Nine months ended
	September 30,
	2004	2003
	(In thousands, except per share data)
Net income
As reported	$129,219	$97,383
Deduct: Stock-based employee compensation expense determined under fair value method	4,247	2,897

Pro forma	$124,972	$94,486

Earnings per common share-basic:
As reported	$2.46	$1.92
Pro forma	$2.36	$1.86
Earnings per common share-diluted:
As reported	$2.39	$1.89
Pro forma	$2.29	$1.81

     Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during the nine-month periods ended September 30, 2004 and 2003, was estimated using the following assumptions: expected weighted dividend yield of 1.12% (2003-1.72%); expected life of 3.28 years (2003-3.29 years); weighted expected volatility of 28.56% (2003-45.94%); and weighted risk-free interest rate of 2.36% (2003-2.09%). The weighted estimated fair value of the options granted was $9.12 (2003-$7.94) per option.

4 - INVESTMENT SECURITIES

   Investment Securities Available for Sale

     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004					December 31, 2003
		Gross					Gross
	Amortized	Unrealized		Market	Weighted Average	Amortized	Unrealized		Market	Weighted Average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury Securities:
After 5 to 10 years	$284,743	$11,741		$296,484	4.68
Puerto Rico Government Obligations:
After 1 to 5 years	4,449	255		4,704	6.16
After 5 to 10 years	12,730	251	$66	12,915	4.58	$7,192	$354		$7,546	5.81
After 10 years	7,567	437	82	7,922	5.94	8,153	459		8,612	5.99

United States and Puerto Rico Government Obligations:	$309,489	$12,684	$148	$322,025	4.73	$15,345	$813		$16,158	5.90

Mortgage-backed Securities:
FHLMC certificates:
Within 1 year	$1			$1	4.26
After 1 to 5 years	2,634	$135		2,769	6.35	$2,217	$112		$2,329	6.52
After 5 to 10 years	2,570	166		2,736	8.09	4,596	312		4,908	7.60
After 10 years	3,069	176		3,245	6.91	3,863	193		4,056	6.89

	8,274	477		8,751	7.10	10,676	617		11,293	7.12

GNMA certificates:
After 1 to 5 years	968	41		1,009	4.98
After 5 to 10 years	996	61		1,057	7.06	2,536	133		2,669	6.42
After 10 years	109,764	2,769		112,533	5.25	169,220	3,836	$152	172,904	5.19

	111,728	2,871		114,599	5.27	171,756	3,969	152	175,573	5.21

FNMA certificates:
After 1 to 5 years	47	4		51	8.29	2			2	6.96
After 5 to 10 years	362	34		396	8.41	565	43		608	8.24
After 10 years	920,327	18,510	$3	938,834	4.98	885,521	13,155		898,676	4.80

	920,736	18,548	3	939,281	4.98	886,088	13,198		899,286	4.80

Mortgage pass through certificates:
After 10 years	143,800	5		143,805	3.71	732	7		739	7.27

Mortgage-backed Securities	$1,184,538	$21,901	$3	$1,206,436	4.87	$1,069,252	$17,791	$152	$1,086,891	4.89

Corporate Bonds:
Within 1 year	$20,000	$450		$20,450	6.36
After 1 to 5 years	20,875	1,835		22,710	3.13	$45,000	$1,395		$46,395	4.51
After 5 to 10 years	375	751		1,126	7.73	3,750	3,625		7,375	7.67

Corporate bonds	$41,250	$3,036		$44,286	4.74	$48,750	$5,020		$53,770	4.75

Equity securities (without contractual maturity)	$41,932	$8,486	$1,986	$48,432	0.37	$48,051	$14,464	$196	$62,319	0.73

Total Investment Securities Available for Sale	$1,577,209	$46,107	$2,137	$1,621,179	4.73	$1,181,398	$38,088	$348	$1,219,138	4.76

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

     The following table shows the Corporation’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less Than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Mortgage Backed Securities
FNMA	$962	$3			$962	$3
Debt Securities
Puerto Rico Government obligations	$4,852	$148			$4,852	$148
Equity Securities
Equity Securities	$20,370	$1,986			$20,370	$1,986

	$26,184	$2,137			$26,184	$2,137

     The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section of this Form 10-Q for further discussion on investment activities and impairment charges during the nine-month period ended September 30, 2004. Management’s ongoing impairment analyses on its available-for-sale securities portfolio concluded that no other-than-temporary impairments, except for those realized in earnings during the nine-month period ended September 30, 2004, have occurred.

Investment Securities Held to Maturity

     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004					December 31, 2003
		Gross					Gross
	Amortized	Unrealized		Market	Weighted average	Amortized	Unrealized		Market	Weighted average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$11,291		$1	$11,290	1.63	$11,318		$7	$11,311	0.90
Obligations of other U.S. Government Agencies:
Due within 1 year						14,979		163	14,816	1.05
After 1 to 5 years						500		1	499	3.02
After 10 years	2,011,139	$359	39,121	1,972,377	5.39	1,083,337	$144	17,225	1,066,256	4.45
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	135		5,135	5.00	5,000	175		5,175	5.00
After 10 years	8,517	797		9,314	5.93	4,641	648		5,289	6.50

United States and Puerto Rico Government obligations	$2,035,947	$1,291	$39,122	$1,998,116	5.37	$1,119,775	$967	$17,396	$1,103,346	4.38

Mortgage-backed securities:
FHLMC certificates
After 5 to 10 years	$28,433		$543	$27,890	3.61	$35,005		$830	$34,175	3.65
FNMA certificates:
After 5 to 10 years	24,880		21	24,859	3.78	29,491		94	29,397	3.81
After 10 years	1,571,886		9,408	1,562,478	3.96	1,906,359	$162	16,464	1,890,057	4.04

Mortgage-backed securities:	$1,625,199		$9,972	$1,615,227	3.95	$1,970,855	$162	$17,388	$1,953,629	4.03

Corporate bonds:
Due within 1 year						$39,847	$72		$39,919	2.69

Corporate bonds						$39,847	$72		$39,919	2.69

Total Investment Securities Held to Maturity	$3,661,146	$1,291	$49,094	$3,613,343	4.74	$3,130,477	$1,201	$34,784	$3,096,894	4.14

     Maturities for mortgage-backed securities are based upon contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. At September 30, 2004, there were $375 million in callable government agency securities with contractual maturities of over ten years which rates are floating. The weighted average cap rate on these securities is approximately 7.33%, with a weighted average spread over 90-day LIBOR rate of approximately a 100 basis points.

     The following table shows the Corporation’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less Than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Mortgage Backed Securities
FNMA	$1,587,338	$9,429			$1,587,338	$9,429
FHLMC			$27,890	$543	27,890	543
Debt Securities
U.S. Government Agencies obligations	$1,378,472	$30,839	$457,154	$8,282	$1,835,626	$39,121
U .S. Treasury obligations	11,290	1			11,290	1

	$2,977,100	$40,269	$485,044	$8,825	$3,462,144	$49,094

     Held-to-maturity securities in an unrealized loss position at September 30, 2004 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. Management believes that the unrealized losses in the held-to-maturity portfolio at September 30, 2004 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers.

Investment activities

     Total proceeds from the sale of securities during the nine-month periods ended September 30, 2004 amounted to approximately $32.8 million (2003-$1.4 billion). The Corporation realized gross gains of approximately $7.6 million (2003-$35.9 million), and gross realized losses of approximately $2.7 million (2003-$7.7 million). The realized losses include other-than-temporary impairments of $2.7 million (2003-$4.4 million). Refer to MD&A section of this Form 10-Q for further discussion on the Corporation’s investment activities and impairment charges for the three and nine-month periods ended September 30, 2004.

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

     At September 30, 2004 and December 31, 2003 there were investments in FHLB stock with book value of $68,650,000 and $45,650,000 respectively. The estimated market value of such investments is its redemption value.

6 - LOANS RECEIVABLE

     The following is a detail of the loan portfolio:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$3,938,968	$2,867,160
Commercial loans:
Construction loans	398,570	328,175
Commercial loans	1,756,434	1,615,304
Commercial mortgage loans	897,588	889,156

Commercial loans	3,052,592	2,832,635

Finance leases	200,589	161,283

Consumer loans	1,302,714	1,171,589

Loans receivable	8,494,863	7,032,667
Allowance for loan losses	(137,253)	(126,378)

Loans receivable, net	8,357,610	6,906,289
Loans held for sale	7,419	11,851

Total loans	$8,365,029	$6,918,140

7- IMPAIRED LOANS

     At September 30, 2004, the Corporation had $60.7 million ($75 million at December 31, 2003) in commercial, commercial real estate and construction loans over $1 million considered impaired with an allowance of $14.4 million, of which $12.1 million was established based on the fair value of collateral and $2.3 million established based on the present value of future cash flows (an allowance of $14.8 million at December 31, 2003, of which $12.6 million was established based on the fair value of the collateral and $2.2 million was established based on the present value of future cash flows). The allowance for impaired loans is part of the allowance for loan losses. The average recorded investment in impaired loans amounted to $67.7 million for the nine-month period ended on September 30, 2004 (nine-month period ended September 30, 2003 - $44.9 million). The increase in average balance of loans considered impaired when comparing both nine-month periods is mainly in loans with real estate collateral. Interest income in the amount of approximately $1,577,000 and $2,119,000 was recognized on impaired loans for the nine-month periods ended on September 30, 2004 and 2003, respectively.

8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Derivative instruments that are used as part of the Corporation’s interest-rate risk management strategy include interest-rate swaps, index options and interest rate cap agreements. As a matter of policy, the Corporation does not use highly leveraged derivative instruments for its interest risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional amount and maturity date. Index options are over-the counter (OTC) contracts that the Corporation enters in order to receive the appreciation of a specified Stock Index (i.e. Dow

Jones Industrial Composite Stock Index) over a specified period. Interest rate caps are option-like contracts that require the writer to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate, applied to a notional principal amount. The Corporation views this strategy as a prudent management of interest-rate sensitivity, by reducing the risk presented by changes in interest rates on earnings.

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

     At September 30, 2004, interest rate swap agreements with an aggregate notional amount of $3.8 billion under which the Corporation agrees to pay variable-rates of interest are considered to be a hedge against changes in the fair value of the Corporation fixed-rate brokered certificates of deposit and certain term notes payable. The interest rate swap agreements are reflected at their fair value in the Corporation’s Consolidated Statement of Financial Condition. These interest rate swap agreements had a gross unrealized gain of $2.4 million and a gross unrealized loss of $28 million, at September 30, 2004 (December 31, 2003-a gross unrealized gain of approximately $864,000 and a gross unrealized loss of $38.6 million), which are included in the Other Assets and Other Liabilities categories, respectively. The corresponding net effect of $25.6 million was recorded as part of “Deposits” $26 million and as part of “Notes Payable” $376,519 in the accompanying Consolidated Statement of Financial Condition (December 31, 2003-$37.8 million as part of “Deposits”). By entering into this hedging relationship the Corporation is able to match a substantial portion of the variable rate commercial loans and variable rate residential mortgage loans with the brokered certificates of deposits and notes payable which have been converted to variable rate.

     At September 30, 2004, interest rate swaps with an aggregate notional principal balance of $20 million (December 31, 2003-$25 million) under which the Corporation agrees to pay fixed-rates of interest are considered to be a hedge against changes in the fair value of fixed rate corporate bonds classified as available for sale attributable to market interest rates. Accordingly, the interest rate swap agreements and the securities being hedged are reflected at fair value in the Corporation’s Consolidated Statement of Financial Condition. These interest rate swaps had an unrealized loss of $662,071 at September 30, 2004 recorded in the Other Liabilities category (an unrealized loss of $1.1 million at December 31, 2003); the corresponding portion of changes in valuation attributable to credit risk is recorded in accumulated other comprehensive income net of income tax.

Non-hedging activities

     Net interest settlements as well as fair value changes on interest rate swaps that do not qualify for hedge accounting and realized losses on swap contract cancellations are recorded on a single line item in the

Consolidated Statement of Income, under the “Derivatives gain (loss)” caption. The Corporation has interest rate swaps with an aggregate notional principal balance of $91.2 million (December 31, 2003- $53.2 million) that do not qualify for hedge accounting. An unrealized gain of approximately $1.2 million and $1.2 million for the three and nine-month periods ended September 30, 2004 (an unrealized gain of approximately $1.2 million and $1 million for the three and nine-month periods ended September 30, 2003) was recorded to reflect changes in the fair value of these derivatives and is recorded in the Other Income section of the Consolidated Statement of Income as “Derivatives gain (loss)”. As of September 30, 2004, the fair value of these swaps amounted to a loss of $2.2 million (December 31, 2003- a loss of $3.4 million). Net interest settlements on interest rate swaps not qualifying for hedge accounting resulted in an expense of approximately $1.5 million for the nine-month ended September 30, 2004, which is recorded in the Other Income section of the Consolidated Statement of Income as “Derivatives gain (loss)”. Also the “Derivatives gain (loss)” category included a $280,794 loss related to the early termination of an interest rate swap.

     During the second quarter ended June 30, 2004, the Corporation purchased options related to the issuance of $13.5 million in notes linked to the Dow Jones Industrial Composite Index through embedded options which have been bifurcated from the host contract. The purchased options do not qualify for hedge accounting. As of September 30, 2004, the Corporation recognized an asset of $2,594,420 pertaining to fair market value of the purchased options, a derivative liability of $2,594,420 based on the fair value of the bifurcated options and a related discount on the notes of $3,120,191.

     To satisfy the needs of its customers, the Corporation may enter into non-hedging derivatives activities. At September 30, 2004, the Corporation had two interest rate cap agreements outstanding based on a notional amount of $25 million each. Under the agreements, which are structured with the same terms and conditions, the Corporation participates as a buyer in one of the agreements and as the seller in the other agreement. At September 30, 2004, the Corporation included $63,224 and $63,224 in Other Assets and Other Liabilities, respectively, pertaining to the fair value of these contracts ($205,066 and $205,066 in Other Assets and Other Liabilities, respectively, at December 31, 2003).

9 - NOTES PAYABLE

     Notes payable consist of:

	September 30,	December 31,
	2004	2003
	(Dollars in Thousands)
Callable fixed rate notes, bearing interest of 6.40%, maturing in June 1, 2019	$30,399
Callable fixed rate notes, bearing interest of 6.40%, maturing in July 1, 2019	100,163
Callable step rate notes, bearing step increasing interest from 4.90% to 6.90%, maturing in July 1, 2014	10,000
Dow Jones Industrial Average (DJIA) linked principal protected notes:
Series A maturing in February 28, 2012	6,328
Series B maturing in May 20, 2011	6,661

	$153,551	$

Refer to MD&A section of this Form 10-Q for further discussion related to these borrowings.

10 - OTHER BORROWINGS

     Other borrowings consist of:

	September 30,	December 31,
	2004	2003
	(Dollars in Thousands)
Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.75% over three-month libor	$102,634
Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.50% over three-month libor	128,866

	$231,500	$

Refer to MD&A section of this Form 10-Q for further discussion related to these borrowings.

11 - SUBORDINATED NOTES

     On December 20, 1995, the Corporation issued 7.63% subordinated capital notes in the amount of $100,000,000 maturing in 2005. The notes were issued at a discount. At September 30, 2004 the outstanding balance net of the unamortized discount and notes repurchased was $82,820,937 (December 31, 2003 - $82,818,437). Interest on the notes is payable semiannually and at maturity. The notes represent unsecured obligations of the Corporation ranking subordinate in right of payment to all existing and future senior debt including the claims of depositors and other general creditors. The notes may not be redeemed prior to their maturity.

12 - SEGMENT INFORMATION

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

     The following table presents information about the reportable segments (in thousands):

		Treasury and	Commercial
	Retail	Investments	Corporate	Other	Total
For the three-month period ended September 30, 2004
Interest income	$80,487	$66,248	$33,344		$180,079
Net (charge) credit for transfer of funds	(11,924)	26,805	(14,881)
Interest expense	(9,933)	(66,874)			(76,807)

Net interest income	58,630	26,179	18,463		103,272

Provision for loan losses	(8,839)		(4,361)		(13,200)
Other income	10,175	1,321	1,958	$2,268	15,722
Direct operating expenses	(24,665)	(546)	(1,919)	(618)	(27,748)

Segment income	$35,301	$26,954	$14,141	$1,650	78,046

Average earnings assets	$5,037,829	$5,853,575	$2,932,119		$13,823,523
For the nine-month period ended September 30, 2004
Interest income	$224,975	$170,881	$91,979		$487,835
Net (charge) credit for transfer of funds	(27,906)	63,593	(35,687)
Interest expenses	(29,795)	(176,287)			(206,082)

Net interest income	167,274	58,187	56,292		281,753

Provision for loan losses	(29,937)		(9,663)		(39,600)
Other income	35,414	4,691	6,372	$6,893	53,370
Direct operating expenses	(69,304)	(1,510)	(5,729)	(1,633)	(78,176)

Segment income	$103,447	$61,368	$47,272	$5,260	$217,347

Average earnings assets	$4,638,325	$5,281,957	$2,853,519		$12,773,801
For the three-month period ended September 30, 2003
Interest income	$69,967	$34,856	$28,795		$133,618
Net (charge) credit for transfer of funds	(15,353)	23,775	(8,422)
Interest expense	(10,901)	(50,821)			(61,722)

Net interest income	43,713	7,810	20,373		71,896

Provision for loan losses	(11,066)		(1,534)		(12,600)
Other income	9,370	5,704	1,890	$2,172	19,136
Direct operating expenses	(20,693)	(587)	(1,612)	(385)	(23,277)

Segment income	$21,324	$12,927	$19,117	$1,787	55,155

Average earnings assets	$3,732,071	$4,232,130	$2,608,618		$10,572,819
For the nine-month period ended September 30, 2003
Interest income	$203,543	$99,359	$86,460		$389,362
Net (charge) credit for transfer of funds	(37,337)	62,917	(25,580)
Interest expenses	(35,790)	(145,336)			(181,126)

Net interest income	130,416	16,940	60,880		208,236

Provision for loan losses	(25,068)		(16,696)		(41,764)
Other income	28,385	29,764	4,878	$5,277	68,304
Direct operating expenses	(62,317)	(1,776)	(4,938)	(1,246)	(70,277)

Segment income	$71,416	$44,928	$44,124	$4,031	$164,499

Average earnings assets	$3,455,943	$3,505,948	$2,513,031		$9,474,922

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income:
Total income for segments	$78,046	$55,155	$217,347	$164,499
Other operating expenses	(18,229)	(16,582)	(56,469)	(48,327)
Income taxes	(10,738)	(6,889)	(31,660)	(18,789)

Total consolidated net income	$49,079	$31,684	$129,218	$97,383

Average assets:
Total average earning assets for segments	$13,823,523	$10,572,819	$12,773,801	$9,474,922
Average non earning assets	475,813	520,947	525,741	445,836

Total consolidated average assets	$14,299,336	$11,093,766	$13,299,542	$9,920,758

13 – FIRST BANCORP (Holding Company Only) Financial Information

     The following condensed financial information presents the financial position of the Holding Company only at September 30, 2004 and December 31, 2003, and the results of its operations for the period ended on September 30, 2004.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets
Cash and due from banks	$17,603	$17,808
Money market instruments	194,200	51,371
Investment securities available for sale, at market:
Mortgage backed securities	92,796
Equity investment	45,975	62,319

Total investment securities available for sale	138,771	62,319

Loans receivable	5,027	5,542
Investment in FirstBank Puerto Rico, at equity	1,140,126	948,644
Investment in FirstBank Insurance Agency, at equity	2,413	3,175
Investment in FBP Statutory Trust I	3,093
Investment in FBP Statutory Trust II	3,866
Other assets	1,711	829

Total assets	$1,506,810	$1,089,688

Liabilities & Stockholders’ Equity
Liabilities:
Securities sold under agreements to repurchase	$90,179
Other Borrowings	231,500
Payable for unsettled investment trade	1,125
Accounts payable and other liabilities	553	$119

Total liabilities	323,357	119

Commitments and contingencies
Stockholders’ equity:	1,183,453	1,089,569

Total liabilities and stockholders’ equity	$1,506,810	$1,089,688

Nine Months Ended
September 30,
2004
(Dollars in thousands)
Income:
Interest income on investment securities	$1,614
Interest income on loans	185
Dividend from FirstBank Puerto Rico	46,277
Other income	764

48,840

Expense:
Federal funds purchased and repurchase agreements	575
Notes payable and other borrowings	1,974
Other operating expenses	593

3,142

Gain on sale of investments, net	4,275
Income before income tax provision and equity in undistributed earnings of subsidiaries	49,973
Income tax provision	98
Equity in undistributed earnings of subsidiaries	79,344

Net income	$129,219

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

     SELECTED FINANCIAL DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Condensed income statements (in thousands):
Interest income	$180,079	$133,618	$487,835	$389,362
Interest expense	76,807	61,722	206,082	181,126

Net interest income	103,272	71,896	281,753	208,236
Provision for loan losses	13,200	12,600	39,600	41,764

Net interest income after provision for loan losses	90,072	59,296	242,153	166,472
Other income	15,361	14,752	42,961	40,098
Gain on sale of investments, net	360	4,384	4,876	28,206
Gain on sale of credit card portfolio			5,533
Other operating expense	45,976	39,859	134,644	118,604

Income before income tax provision	59,817	38,573	160,879	116,172
Income tax provision	10,738	6,889	31,660	18,789

Net income	$49,079	$31,684	$129,219	$97,383

Net income available to common stockholders	$39,010	$24,933	$99,012	$77,130

Per common share results (basic and diluted):
Net income per common share-basic	$0.97	$0.62	$2.46	$1.92
Net income per common share-diluted	$0.94	$0.61	$2.39	$1.89
Cash dividends declared	$0.12	$0.11	$0.36	$0.33
Selected financial ratios (in percent):
Average yield on earning assets (1)	5.72	5.22	5.59	5.74
Cost of interest bearing liabilities	2.46	2.55	2.40	2.85
Interest rate spread (1)	3.26	2.67	3.19	2.89
Net interest margin (1)	3.53	2.93	3.45	3.21
Net income to average total assets	1.37	1.14	1.30	1.31
Net income to average total equity	17.03	15.00	15.30	15.54
Net income to average common equity	25.88	20.67	22.93	21.68
Average equity to average total assets	8.06	7.62	8.46	8.42
Dividend payout ratio	12.39	17.65	14.62	17.11
Efficiency ratio (2)	38.64	43.79	40.18	42.89

	September 30,	December 31,
	2004	2003
Regulatory capital ratios (in percent):
Total capital to risk weighted assets	15.66	15.22
Tier 1 capital to risk weighted assets	14.19	13.65
Tier 1 capital to average assets	9.16	8.35
Balance sheet data (in thousands):
Loans and loans held for sale	$8,502,282	$7,044,518
Allowance for loan losses	137,253	126,378
Investments	6,374,884	5,366,205
Total assets	15,177,661	12,667,910
Deposits	7,368,031	6,765,107
Borrowings	6,454,981	4,646,115
Total common equity	633,354	539,469
Total equity	1,183,454	1,089,569
Book value per common share	$15.26	$13.48
Number of full service branches	55	54

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Average Balances:
Assets	$14,299,336	$11,093,766	$13,299,543	$9,920,758
Earnings Assets	13,936,724	10,679,453	12,885,744	9,562,127
Loans	8,110,497	6,466,821	7,628,223	6,091,115
Deposits	7,116,981	6,097,961	6,916,086	5,611,912
Interest-bearing liabilities	12,403,584	9,597,063	11,447,208	8,495,419
Stockholders Equity	1,152,992	845,051	1,125,803	835,518
Common Stockholders Equity	602,892	482,490	575,703	474,323

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

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

     For the quarter ended on September 30, 2004, the Corporation recorded earnings of $49.1 million or $0.97 per common share-basic and $0.94 per common share-diluted, as compared to earnings of $31.7 million or $0.62 per common share-basic and $0.61 per common share-diluted for the third quarter of 2003. Refer to Note 3 to the unaudited consolidated financial statements for a detail of the average shares used in the computation of basic and diluted earnings per share. These results represent an increase in diluted earnings per share of 54% for this quarter. Return on Assets and Return on Common Equity were 1.37% and 25.88% respectively, for the quarter as compared to 1.14% and 20.67%, respectively, for the same quarter of 2003.

     The Corporation’s net income for the third quarter of 2004, when compared with the same period in the previous year, reflected higher net interest income by $31.4 million. The increase was partially offset by a decrease in non-interest income of $3.4 million and increases in the provision for loan losses of $0.6 million, increases in operating expenses of $6.1 million and in income taxes of $3.8 million. These fluctuations are discussed throughout this Management’s Discussion and Analysis.

     For the nine month period ended September 30, 2004, earnings rose to $129.2 million or $2.46 per share-basic and $2.39 per share-diluted, as compared to $97.4 million, or $1.92 per share-basic and $1.89 per share-diluted for the same period in 2003. Return on Assets and Return on Common Equity were 1.30% and 22.93% respectively, for the nine-month period ended September 30, 2004 as compared to 1.31% and 21.68%, respectively, for the same period of 2003.

     The Corporation’s asset growth during the three and nine-month periods ended September 30, 2004 was mainly driven by increases in the loan portfolios which increased by $610 million and $1.5 billion, respectively, during these periods and increases in the investments portfolio which also increased by $77 million and $1 billion, respectively, during these periods. While the loan portfolios continued to grow, specifically commercial and residential mortgages, non-performing assets, as a percentage of total assets, and loan charge-offs as a percentage of average loans, continued to decline.

     Earnings for the nine-month period ended September 30, 2004 include a $5.5 million before tax gain on the sale of a $17 million credit card portfolio. This sale was made pursuant to the agreement reached with MBNA Corporation during the fourth quarter of 2003, which was disclosed in the Corporation’s Annual Report to security holders for the year ended December 31, 2003.

Net Interest Income

     Net interest income for the three and nine-month periods ended on September 30, 2004 increased by approximately $31.4 million and $73.5 million, respectively, as compared with the same periods in 2003. On a tax equivalent basis, net interest income for the three and nine-month periods ended September 30, 2004 increased by approximately $44.7 million and $103.9 million, respectively. The increase in net interest income was the result of significant increases in the average balance of interest earnings assets, and an increase in the yield of the investment portfolio together with lower cost funds. As discussed in the Financial Condition section of this “Management’s Discussion and Analysis” during the second quarter of 2004 the Corporation made significant longer term investments that since then have contributed positively to net interest income. The average balance of interest earnings assets increased from $10.7 billion and $9.6 billion for the three and nine-month periods ended September 30, 2003, respectively, to $13.9 billion and $12.9 billion for the three and nine-month periods ended September 30, 2004, respectively. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.26% and 3.53%, respectively, for the third quarter of 2004 as compared to 2.67% and 2.93%, respectively, for the third quarter of 2003. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 3.19% and 3.45%, respectively, for the nine-month period ended September 30, 2004 as compared to 2.89% and 3.21%, respectively, for the same period of 2003.

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

PART I

	Three months ended on September 30,
	Average volume		Interest income (1)/ expense		Average rate (1)
	2004	2003	2004	2003	2004	2003
	(Dollars in thousands)
Earning assets:
Money market investments	$356,367	$605,306	$1,153	$1,438	1.29%	0.94%
Government obligations	2,589,137	1,240,638	44,191	13,558	6.79%	4.34%
Mortgage-backed securities	2,771,532	2,120,070	39,730	24,181	5.70%	4.53%
Corporate bonds	47,930	204,023	471	1,887	3.91%	3.67%
FHLB stock	61,261	42,595	303	234	1.97%	2.18%

Total investments (2)	5,826,227	4,212,632	85,848	41,298	5.86%	3.89%

Residential real estate loans	3,636,208	2,424,132	38,532	27,862	4.22%	4.56%
Construction loans	394,627	333,249	5,202	3,794	5.24%	4.52%
Commercial loans	2,610,517	2,337,347	28,326	25,016	4.32%	4.25%
Finance leases	192,388	152,909	4,310	3,613	8.91%	9.37%
Consumer loans	1,276,758	1,219,184	38,137	38,961	11.88%	12.68%

Total loans (3)	8,110,498	6,466,821	114,507	99,246	5.62%	6.09%

Total earning assets	$13,936,725	$10,679,453	$200,355	$140,544	5.72%	5.22%

Interest-bearing liabilities:
Deposits	$6,467,614	$5,572,838	$30,730	$28,036	1.89%	2.00%
Other borrowed funds	4,725,509	3,333,963	38,503	28,681	3.24%	3.41%
FHLB advances	1,210,462	690,262	7,574	5,005	2.49%	2.88%

Total interest bearing liabilities	$12,403,585	$9,597,063	$76,807	$61,722	2.46%	2.55%

Net interest income			$123,548	$78,822

Interest rate spread					3.26%	2.67%
Net interest margin					3.53%	2.93%

	Nine months ended September 30,
	Average volume		Interest income (1)/ expense		Average rate (1)
	2004	2003	2004	2003	2004	2003
	(Dollars in thousands)
Earning assets:
Money market investments	$273,115	$476,924	$2,416	$3,712	1.18%	1.04%
Government obligations	2,036,252	754,483	97,867	32,929	6.43%	5.84%
Mortgage-backed securities	2,830,816	1,992,966	117,837	74,258	5.56%	4.98%
Corporate bonds	62,906	206,927	1,520	6,951	3.23%	4.49%
FHLB stock	54,433	39,712	633	1,206	1.55%	4.06%

Total investments (2)	5,257,522	3,471,012	220,273	119,056	5.60%	4.59%

Residential real estate loans	3,294,662	2,180,472	102,903	79,316	4.17%	4.86%
Construction loans	371,988	311,211	13,823	11,021	4.96%	4.73%
Commercial loans	2,555,147	2,260,865	78,702	75,491	4.11%	4.46%
Finance leases	179,118	148,999	12,185	10,992	9.09%	9.86%
Consumer loans	1,227,308	1,189,568	111,311	114,507	12.11%	12.87%

Total loans (3)	7,628,223	6,091,115	318,924	291,327	5.58%	6.39%

Total earning assets	$12,885,745	$9,562,127	$539,197	$410,383	5.59%	5.74%

Interest-bearing liabilities:
Deposits	$6,287,676	$5,101,214	$84,387	$84,253	1.79%	2.21%
Other borrowed funds	4,164,428	2,766,975	103,004	82,355	3.30%	3.98%
FHLB advances	995,104	627,230	18,691	14,517	2.51%	3.09%

Total interest bearing liabilities	$11,447,208	$8,495,419	$206,082	$181,125	2.40%	2.85%

Net interest income			$333,115	$229,258

Interest rate spread					3.19%	2.89%
Net interest margin					3.45%	3.21%

(1)	On a tax equivalent basis. The tax equivalent yield was computed dividing the interest rate spread on exempt assets by (1- statutory tax rate of 39%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)	Valuation in investments available for sale is excluded from the average volumes.

(3)	Non-accruing loans are included in the average balances.

PART II

	Three months ended on September 30,			Nine months ended on September 30,
	2004 compared to 2003			2004 compared to 2003
	Variance	Variance		Variance	Variance
	due to	due to	Total	due to	due to	Total
	volume	rate	variance	volume	rate	variance
	(Dollars in thousands)
Interest income on earnings assets:
Money market investments	$(697)	$412	$(285)	$(1,696)	$400	$(1,296)
Government obligations	20,142	10,491	30,633	61,298	3,640	64,938
Mortgage-backed securities	8,419	7,130	15,549	34,144	9,435	43,579
Corporate bonds	(1,485)	69	(1,416)	(3,867)	(1,564)	(5,431)
FHLB stock	97	(28)	69	311	(884)	(573)

Total investments	26,476	18,074	44,550	90,190	11,027	101,217

Consumer loans	1,713	(2,537)	(824)	3,592	(6,788)	(3,196)
Residential real estate loans	13,287	(2,617)	10,670	37,768	(14,181)	23,587
Construction loans	751	657	1,408	2,246	556	2,802
Commercial loans	2,898	412	3,310	9,499	(6,288)	3,211
Finance leases	900	(203)	697	2,145	(952)	1,193

Total loans	19,549	(4,288)	15,261	55,250	(27,653)	27,597

Total interest income	46,025	13,786	59,811	145,440	(16,626)	128,814

Interest expense on interest bearing liabilities:
Deposits	4,316	(1,622)	2,694	17,840	(17,706)	134
Other borrowed funds	11,563	(1,741)	9,822	38,187	(17,538)	20,649
FHLB advances	3,490	(921)	2,569	7,733	(3,559)	4,174

Total interest expense	19,369	(4,284)	15,085	63,760	(38,803)	24,957

Change in net interest income	$26,656	$18,070	$44,726	$81,680	$22,177	$103,857

     Total interest income includes tax equivalent adjustments based on the Puerto Rico income tax rate of $20.3 million and $51.5 million for the three and nine-month periods ended on September 30, 2004, respectively, and of $6.9 million and $21 million for the three and nine-month periods ended on September 30, 2003, respectively. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations), mortgage-backed securities and on loans guaranteed by United States and Puerto Rico government agencies which are generally exempt for income tax purposes. The computation considers the interest expense disallowance required by the Puerto Rico tax law. The increase in tax equivalent adjustments for the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 is mainly attributed to an increase in the average volume of investment securities held in the international banking entities of the Corporation.

Interest Income

     Interest income increased by $46.5 million and $98.5 million for the three and nine-month periods ended on September 30, 2004, as compared to the same periods for 2003. When adjusted to a taxable equivalent basis, interest income increased by $59.8 million and $128.8 million for the three and nine-month periods ended on September 30, 2004, as compared to the same periods in 2003. The yield on earning assets, on a taxable equivalent basis, amounted to 5.72% and 5.22% for the three-month periods ended on September 30, 2004 and 2003, respectively; and 5.59% and 5.74% for the nine-month periods ended on September 30, 2004 and 2003, respectively. The increase in interest yield, when comparing the three-month periods ended September 30, 2004 and 2003 is mainly attributed to an increase in the interest yield on investment securities given the reinvestment of proceeds from mortgage backed securities prepayments into longer term higher yielding investment securities during the second quarter of 2004. Refer to Financial Condition section of this “Management Discussion and Analysis” for further discussion on investments activities during the three and nine months ended September 30, 2004. The decrease in interest yields, when comparing the nine-month periods ended September 30, 2004 and 2003 is attributed to the prolongation of the low interest scenario which resulted in the repricing of interest earnings assets at lower rates, since a large portion of the Corporation’s interest earning assets have variable rates. The decrease in interest yields is also attributed to the purchase and origination of loans at lower rates. Specifically the Corporation’s Bank subsidiary purchased during the nine-month period ended September 30, 2004, from mortgage bankers doing business in Puerto Rico, approximately $1.3 billion of residential mortgage loans that yield a variable interest to the Bank. Such decreases in interest yields were offset by volume increases during the nine-month period ended September 30, 2004 as compared to the same period in 2003 mainly attributed to significant investments in mortgage backed securities, U.S. agencies securities and the before mentioned purchases of residential mortgage loans. Also, during the nine-month period ended September 30, 2004 prepayments on mortgage backed securities have slowed, which in turn decelerated the amortization of premiums paid upon the acquisition of such investments, this contributed also to the increase in the yield on mortgage backed securities during the three and nine-month periods ended September 30, 2004.

     The average volume of earning assets increased by approximately $3.3 billion and $3.3 billion for the three and nine-month periods ended on September 30, 2004, as compared to the same periods in 2003. The increase in average volumes was mainly noted in the loan portfolio which increased by approximately $1.6 billion and $1.5 billion for the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 and in government obligations and government agency securities portfolio which increased by $1.3 billion and $1.3 billion for the three and nine-month periods ended on September 30, 2004 as compared to the same periods in 2003.

Interest Expense

     Interest expense increased by $15.1 million and $25 million for the three and nine-month periods ended on September 30, 2004, as compared with the amount recorded in the same periods of 2003. The increase is the result of volume increases in interest bearing liabilities to support the Corporation’s investment and loan portfolios growth. Increase in the average volume of interest bearing liabilities resulted in a increase in interest expense due to volume of $19.4 million and $63.8 million for the three and nine-month periods ended September 30, 2004, as compared to the same periods in 2003. The negative volume variance was partially offset by decreases in rate given the repricing of debt at lower rates, which resulted in a decrease in interest expense due to rate of $4.3 million and $38.8 million for the three and nine-month periods ended September 30, 2004, as compared to the same periods in 2003. The cost of interest bearing liabilities decreased from 2.55% and 2.85% for the three and nine-month periods ended on September 30, 2003 to 2.46% and 2.40% for the three and nine-month periods ended September 30, 2004. Decrease in average cost of funds results from the re-pricing of short term liabilities and the origination of new short term (i.e. deposits and repurchase agreements) and long term debt (i.e. long term repurchase agreements and other advances) at lower rates as a result of the prolongation of the low interest rate environment experienced during the past few years.

Provision and Allowance for Loan Losses

     For the three and nine-month periods ended on September 30, 2004, the Corporation provided $13.2 million and $39.6 million for loan losses, as compared to $12.6 million and $41.8 million for the same period of 2003. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses at a level that Management considers adequate to absorb probable losses incurred in the portfolio. The Corporation establishes the allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, the fair value of the underlying collateral, the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, USVI or BVI economies may contribute to delinquencies and defaults, thus necessitating additional reserves.

     The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

     Net charge offs were $9.6 million (0.47% of average loans) for the third quarter of 2004, as compared to $10.1 million (0.63% of average loans) for the third quarter of 2003. The improvement when compared to recent historical data is attributed to the Corporation’s underwriting, credit administration policies and effective credit risk management structure.

     The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Allowance for loan losses, beginning of period	$133,678	$120,563	$126,378	$111,911
Provision for loan losses	13,200	12,600	39,600	41,764

Loans charged-off:
Residential real estate	(57)		(142)
Commercial and construction	(1,609)	(1,503)	(4,930)	(5,246)
Finance leases	(1,185)	(651)	(2,497)	(1,850)
Consumer	(8,253)	(9,434)	(25,512)	(28,658)

Total charge-offs	(11,104)	(11,588)	(33,081)	(35,754)

Recoveries of loans previously charged-off	1,480	1,449	4,356	5,103

Net charge-offs	(9,624)	(10,139)	(28,725)	(30,651)

Allowance for loan losses, end of period	$137,254	$123,024	$137,253	$123,024

Allowance for loan losses to total loans	1.61%	1.83%	1.61%	1.83%
Net charge-offs annualized to average loans outstanding during the period	0.47%	0.63%	0.50%	0.67%

Other Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other fees on loans	$4,384	$5,282	$14,547	$15,283
Service charges on deposit accounts	2,705	2,202	8,231	7,147
Mortgage banking activities	1,328	432	3,090	2,374
Rental income	814	579	2,133	1,609
Other commissions and fees	420	683	1,316	1,039
Insurance income	1,712	1,162	4,688	3,157
Dividends on equity securities	198	166	439	519
Other operating income	3,037	3,093	9,140	7,931

Other income before net gain on sale of investments, gain on sale of credit cards portfolio and derivatives gain (loss)	14,598	13,599	43,584	39,059

Net gain on sale of investment and impairment losses	361	4,384	4,876	28,206
Gain on sale of credit cards portfolio			5,533
Derivatives gain (loss)	763	1,153	(623)	1,039

Total	$15,722	$19,136	$53,370	$68,304

     Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities, gains on mortgage banking activities, net gains on sale of investments, and derivatives gains or losses. Other income for the three and nine month periods ended September 30, 2004 amounted to approximately $15.7 million and $53.4 million, respectively, as compared to approximately $19.1 million and $68.3 million for the same periods in 2003. Other income, excluding the net gains on sales of investments, gain on sale of a credit card portfolio, and derivatives gain (loss), increased approximately $1 million when comparing the quarter ended September 30, 2004 with the same quarter in 2003 and increased $4.5 million when comparing the nine-month period ended September 30, 2004 with same period in 2003. The increase in other income for the periods ended September 30, 2004 as compared to same periods last year is mainly attributed to increases in income from mortgage banking activities, commission income from the Corporation’s insurance business and service charges on deposit accounts, partially offset by decreases in other fees on loans.

     The gain on sale of credit cards loans results from the sale of a $17 million portfolio to MBNA Corporation during the first quarter of 2004 and a small portfolio sold during the second quarter of 2004. Such sales were made pursuant to an agreement reached with MBNA Corporation in the last quarter of 2003.

     Other fees on loans consist mainly of late charges collected on loans and penalties on early cancellation of loans. The decrease when comparing the three and nine-month periods ended September 30, 2004 with the same period of 2003 is due to fees previously earned on the credit card portfolio sold to MBNA Corporation during the last quarter of 2003 and the first two quarters of 2004.

     Service charges on deposit accounts includes monthly fees on deposit accounts and fees on returned and paid check charges. This source of other income has increased due to a larger volume of accounts and transactions.

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

     Management’s impairment analyses on its investments securities during the three-month period ended September 30, 2004 concluded that other-than-temporary impairment of approximately $2.6 million had occurred in one of the securities in its equity securities portfolio. Other-than-temporary impairments for the nine-month period ended September 30, 2004 amounted to approximately $2.7 million. Management impairment analyses for the three and nine-month periods ended September 30, 2004, concluded there are no other-than-temporary impairments in the rest of the Corporation’s investments portfolio.

     During the three-month period ended September 30, 2003, other-than-temporary impairments amounted to approximately $478,000. Other-than-temporary impairments for the nine-month period ended September 30, 2003 amounted to approximately $4.4 million. Management impairment analyses for those periods concluded that there were no other-than-temporary impairments in the rest of the Corporation’s investment securities portfolio.

     As explained in Note 8 to the accompanying unaudited financial statements, for the nine-month period ended September 30, 2004, the net derivatives loss is composed of an unrealized gain of approximately $1.2 million due to the adjustment to the fair value of a portfolio of swaps that does not qualify for hedge accounting, negative net interest settlements on these swaps that do not qualify for hedge accounting of approximately $1.5 million and to a loss of approximately $281,000 realized on the early termination of an interest rate swap agreement.

Other Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and benefits	$21,433	$18,195	$62,932	$54,719
Occupancy and equipment	10,224	9,042	29,055	26,757
Deposit insurance premium	233	204	726	608
Other taxes, insurance and supervisory fees	3,045	2,443	8,537	7,296
Professional, servicing and processing fees	1,346	2,514	4,507	6,902
Business promotion	4,354	2,691	12,411	8,114
Communications	1,937	1,736	5,492	5,198
Expense of daily rental vehicles	513	428	1,419	1,240
Other	2,891	2,606	9,565	7,770

Total	$45,976	$39,859	$134,644	$118,604

     Operating expenses increased to $46 million and $134.6 million for the three and nine-month periods ended on September 30, 2004, respectively, as compared to $39.9 million and $118.6 million for the same periods of 2003. The increase in operating expenses for 2004 is in part attributable to increases in personnel and occupancy costs, to support the growth of the Corporation, and to strong advertising and business promotion costs to support new products and services, especially First Mortgage, the Bank’s subsidiary which started operations late in the third quarter of 2003.

     Management’s goal is to limit expenditures to those that directly contribute to increase the efficiency, service quality and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement of earnings in recent years. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income, other income and gain on sale of investments, net, was 38.64% and 40.18% for the three and nine-month periods ended September 30, 2004 as compared to 43.79% and 42.89% for the same periods last year, and remains one of the best in the industry.

     For the nine-month periods ended on September 30, 2004 and September 30, 2003, other operating expenses include a core deposit intangible amortization of approximately of $1.8 million. The estimated aggregate amortization expense on this core deposit intangible asset for each of the four succeeding fiscal years will amount to approximately $2.4 million and approximately $2.2 million for the fifth year.

Provision for Income Tax

     The provision for income tax amounted to $31.7 million (or 19.7% of pretax earnings) for the nine-month period ended on September 30, 2004 as compared to approximately $18.8 million (or 16.2% of pretax earnings) for the same period in 2003. The increase in the effective income tax rate is mainly attributed to the decrease in net gains on the sale of investments realized during the nine-month period ended September 30, 2004 as compared to the same period of 2003. Since transactions during the 2003 period were related to investments held by the Corporation’s international banking entities, these gains were exempt from income taxes.

     The Corporation has maintained an effective tax rate lower than the statutory rate of 39% mainly by investing in government obligations and mortgage-backed securities exempt from U. S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking divisions (IBE’s) of the Corporation and the Bank and by the Bank’s subsidiary, FirstBank Overseas Corporation. These IBE’s divisions and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total P.R. tax exemption on net income derived by the IBE’s operating in Puerto Rico. On January 8, 2004, the Puerto Rico Legislature and the Governor of Puerto Rico approved amendments to the IBE Act. These amendments impose income tax at normal rates on IBEs that operate as units of a bank, to the extent that the IBEs net income exceeds 40% of the bank’s total net taxable income (including net income generated by the IBE unit) for a taxable year commencing between July 1, 2003 and July 1, 2004, 30% of such total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of such total net taxable income for taxable years commencing thereafter. These amendments apply only to IBEs that operate as units of a bank. Management estimates that the financial impact of the amendments is not likely to be material.

     FINANCIAL CONDITION

Assets

     Total assets as of September 30, 2004 amounted to $15.2 billion, an increase of $2.5 billion as compared to total assets as of December 31, 2003 of $12.7 billion. The increase was mainly the result of an increase of approximately $1.5 billion in total loans and an increase of approximately $1 billion in total investments including money market investments.

Loans receivable

     The composition of loans receivable is as follows:

	September 30,	December 31,	Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Residential real estate loans	$3,946,387	$2,879,011	$1,067,376

Commercial real estate loans	897,588	889,156	8,432
Construction loans	398,570	328,175	70,395
Commercial loans	1,756,434	1,615,304	141,130

Total commercial loans	3,052,592	2,832,635	219,957

Finance leases	200,589	161,283	39,306
Consumer and other loans	1,302,714	1,171,589	131,125

Total	$8,502,282	$7,044,518	$1,457,764

     The fluctuation in the loans receivable category was the net result of total loan origination and purchases of $3 billion and repayments and sales of loans and other adjustments of approximately $1.5 billion. The Corporation’s lending operations have continued to grow specifically in commercial and residential mortgages. The commercial loan portfolio grew by $220 million and the residential real estate loans grew by $1.1 billion as compared to December 31, 2003. A significant portion of the increase in residential mortgage loans is related to purchases of residential real estate loans from mortgage bankers in Puerto Rico, which yield a variable rate to the Bank.

Investment Activities

     During the first quarter of 2004, the Corporation maintained a portion of its investments portfolio, mostly the proceeds of prepayments on mortgage backed securities, in short term instruments; awaiting an opportunity to reenter the longer-term investment market. With the increase in long term rates during the latter part of the first quarter of 2004, the Corporation reentered the long term investment market by purchasing approximately $1.6 billion in higher yielding 15 to 25 year callable agency securities. Since purchases of these higher yielding investments, interest income from the investments portfolio has increased significantly. Most of the purchases were made during the second quarter of 2004. The income generated by the Corporation on these securities is exempt from income taxes. Although Management projects interest rates to be higher in the coming years, Management concluded that yields on securities purchased are attractive on a tax equivalent basis based on different projected scenarios.

     As before mentioned, the Corporation has experienced significant increases in net interest income during the second and third quarter of 2004, future period’s net interest income might be affected by acceleration in prepayments of mortgage backed securities and by securities that might be called. An acceleration in the prepayments of mortgage backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Also net interest income in future periods might be affected given substantial investments in callable securities; these securities amounted to approximately $2.0 billion at September 30, 2004, and are mainly agency securities. Investment securities called away during the second quarter of 2004 amounted to approximately $381 million and were mainly agency securities. Lower reinvestment rates and time lag between calls, prepayment and/or maturity of investments and actual reinvestment of proceeds into new investments, might also affect net interest income in future periods. These risks are directly linked to future period’s market interest rate fluctuations. Refer to Item 3 of this Form 10-Q for simulations carried to measure the effects of changing interest rates on the Corporation’s net interest income.

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

     At September 30, 2004, total non-performing assets amounted to $103 million (0.68% of total assets) as compared to $101 million (0.80% of total assets) at December 31, 2003 and $105 million (1.09% of total assets) at December 31, 2002. The Corporation’s allowance for loan losses to non-performing loans ratio was 154.7% at September 30, 2004 as compared to 147.8% and 121.9% at December 31, 2003 and 2002, respectively.

     Past due loans are loans delinquent 90 days or more as to principal and/or interest and which are still accruing interest.

     Non-performing loans as of September 30, 2004 were $88.7 million (1.04% of total loans), as compared to $85.5 million (1.21% of total loans) and $91.8 million (1.63% of total loans) as of December 31, 2003 and December 31, 2002, respectively. As aforementioned, the non-performing loans amount has stabilized despite substantial increases in the Corporation’s portfolios, as a normal result of the Corporation’s prudent underwriting policy and credit risk management infrastructure implemented since 1998.

     The following table presents non-performing assets at the dates indicated:

	September 30,	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
Residential real estate	$29,786	$26,327	$23,018
Commercial, commercial real estate and construction	36,349	38,304	47,705
Finance leases	1,960	3,181	2,049
Consumer	20,639	17,713	18,993

	88,734	85,525	91,765

Other real estate owned	6,939	4,617	2,938
Other repossessed property	6,995	6,879	6,222
Investment securities		3,750	3,750

Total non-performing assets	$102,668	$100,771	$104,675

Past due loans	$21,980	$23,493	$24,435
Non-performing assets to total assets	0.68%	0.80%	1.09%
Non-performing loans to total loans	1.04%	1.21%	1.63%
Allowance for loan losses	$137,253	$126,378	$111,911
Allowance to total non-performing loans	154.68%	147.77%	121.95%

Non-accruing Loans

     Residential Real Estate Loans - The Corporation classifies all residential real estate loans delinquent 90 days or more in non-accruing status. Even though these loans are in non-accruing status, Management considers, based on the value of the underlying collateral and the loan to value ratios and historical experience, that no material losses will be incurred in this portfolio. Non-accruing residential real estate loans amounted to $30 million (0.75% of total residential real estate loans) at September 30, 2004, as compared to $26 million (0.92% of total residential real estate loans) and $23 million (1.25% of total residential real estate loans) at December 31, 2003 and 2002, respectively. At September 30, 2004, there was no non-accruing residential real estate loan over $1 million.

     Commercial Loans - The Corporation places all commercial loans (including commercial real estate and construction loans) 90 days delinquent as to principal and interest in non-accruing status. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral. Non-accruing commercial loans amounted to $36 million (1.19% of total commercial loans) at September 30, 2004 as compared to $38 million (1.35% of total commercial loans) and $48 million (1.91% of total commercial loans) at December 31, 2003 and 2002, respectively. At September 30, 2004, there were nine non-accruing commercial loans over $1 million, for a total of $16.7 million.

     Finance Leases – Finance leases are classified as non-accruing when they are delinquent 90 days or more. Non-accruing finance leases amounted to $2 million (0.98% of total finance leases) at September 30, 2004, as compared to $3 million (1.97% of total finance leases) and $2 million (1.43% of total finance leases) at December 31, 2003 and 2002, respectively.

     Consumer Loans - Consumer loans are classified as non-accruing when they are delinquent 90 days in auto, boat and home equity reserve loans, 120 days in personal loans (including small loans) and 180 days in credit cards and personal lines of credit.

     Non-accruing consumer loans amounted to $21 million (1.58% of the total consumer loan portfolio) at September 30, 2004, as compared to $18 million (or 1.51% of the total consumer loan portfolio) and $19 million

(or 1.65% of the total consumer loan portfolio) at December 31, 2003 and December 31, 2002, respectively. Delinquencies in this portfolio have stabilized during the past year.

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

     As of September 30, 2004, total liabilities amounted to $14 billion, an increase of $2.4 billion as compared to $11.6 billion as of December 31, 2003. The net increase in total liabilities was mainly due to: (1) an increase of $609 million in total deposits, (2) an increase of $964 million in federal funds and securities sold under agreements to repurchase, (3) an increase of $460 million in advances from FHLB, (4) an increase of $154 million in notes payable, (5) an increase of $232 million in other borrowings, (6) an increase of $10 million in payable for unsettled investment purchase, (7) net of a decrease of $12 million in accounts payable and other liabilities.

     During the second quarter ended June 30, 2004, the Corporation, in order to diversify its funding sources undertook several financing transactions. FirstBank, the Corporation’s bank subsidiary, issued $130 million and $10 million in callable fixed rate and step rate notes payable, respectively. These notes are callable at the Bank’s option on each interest payment date. The average contractual life of these notes approximates 15 years. At the notes issuance date, the Corporation entered into interest rate swaps with the same terms and conditions of the notes, which converted these borrowings to variable rate. Refer to Note 8 -“Derivative Instruments and Hedging Activities” for further information on this interest rate risk management strategy. In addition, during the second quarter ended June 30, 2004, FirstBank issued approximately $13.5 million in principal protected notes payable, which contain an embedded derivative tied to the performance of the Dow Jones Industrial Composite Stock Index. At the notes maturity date, the investor receives a specified percent based on the increase of the stock index over a specified period. If the stock index decreases the investor receives the principal amount. The average contractual maturity of these notes approximates seven years. The Corporation enters into option contracts with other parties to manage its exposure to stock market fluctuations. Refer to Note 8 -“Derivative Instruments and Hedging Activities” for further information on this strategy.

     Subsequent to September 30, 2004 (during fourth quarter of 2004), the Corporation exercised its call option on the before mentioned $130 million fixed rate notes issued during the second quarter of 2004. At the same time the Corporation issued $150 million of callable fixed rate notes payable; the contractual maturity of this new issuance is 20 years. Further, during the fourth quarter of 2004, the Corporation issued $15 million in step rate notes payable. In line with strategy previously discussed, the Corporation also entered into interest rate swap contracts with the same terms and conditions of the notes payable issued, which converted these borrowings to a variable rate.

     During the second quarter of 2004, FBP Statutory Trust I, a statutory trust wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust preferred securities. In addition during the third quarter of 2004, FBP Statutory Trust II, a statutory trust wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust preferred securities. These funds are presented in the Consolidated Statement of Financial Condition as “Other Borrowings” and account for the increase in this category. Refer to “Capital” section below for further information on these issuances.

     The Corporation maintains unsecured standby lines of credit with other banks. At September 30, 2004 the Corporation’s total unused lines of credit with these banks amounted to approximately $170 million. At September 30, 2004, the Corporation had an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $319 million.

Capital

     Total stockholders’ equity as of September 30, 2004 amounted to $1.2 billion, increasing by $94 million from the amount as of December 31, 2003. The increase was mainly the result of earnings for the period ended on September 30, 2004 of $129.2 million, the proceeds from the issuance of shares of common stock through the exercise of stock options which were approximately $3.2 million, the change in the other comprehensive income for the period of $6.2 million, reduced by dividends paid of $44.7 million.

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

     At September 30, 2004 and December 31, 2003, the most recent notification from federal banking regulators, categorized the Corporation as a well-capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

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

     In September 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3,866,000 of FBP Statutory Trust II variable rate common securities, were used to purchase $128,866,000 aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

     These debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation on April 2004 and the $125 million issued on September 30, 2004, mature on September 17, 2034 and September 20, 2034, respectively, however, under certain circumstances the maturity of Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations.

     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirement
			For capital		To be
	Actual		adequacy purposes		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2004
Total Capital (to Risk Weighted Assets)
First Bancorp	$1,434,592	15.66%	$732,929	8%	N/A	N/A
FirstBank	$1,171,679	12.93%	$725,100	8%	$906,375	10%
Tier I Capital (to Risk Weighted Assets)
First Bancorp	$1,300,413	14.19%	$366,464	4%	N/A	N/A
FirstBank	$1,041,634	11.49%	$362,550	4%	$543,825	6%
Tier Capital (to Average Assets)
First Bancorp	$1,300,413	9.16%	$426,030	3%	N/A	N/A
FirstBank	$1,041,634	7.42%	$421,295	3%	$702,158	5%
At December 31, 2003
Total Capital (to Risk Weighted Assets)
First Bancorp	$1,103,798	15.22%	$580,090	8%	N/A	N/A
FirstBank	$974,208	13.49%	$577,872	8%	$722,340	10%
Tier I Capital (to Risk Weighted Assets)
First Bancorp	$989,853	13.65%	$290,045	4%	N/A	N/A
FirstBank	$867,025	12.00%	$288,936	4%	$433,404	6%
Tier Capital (to Average Assets)
First Bancorp	$989,853	8.35%	$355,713	3%	N/A	N/A
FirstBank	$867,025	7.38%	$352,631	3%	$587,718	5%

Dividends

     During the period ended September 30, 2004, the Corporation declared a quarterly cash dividend of $0.12 per common share representing a 9% increase over the quarterly cash dividend of $0.11 per common share declared for the same period in 2003. Total dividends declared per common share for the nine-month period ended on September 30, 2004 amounted to $14.5 million for an annualized dividend payout ratio of 14.62% as compared to $13.2 million for the period ended September 30, 2003 (or a 17.11% dividend payout ratio). Dividends declared on preferred stock amounted to approximately $30.2 million for the nine-month period ended on September 30, 2004 as compared to $20.3 million for the same period last year. The increase in preferred stock dividends is attributed to the issuance of 7,584,000 shares of the Corporation’s Preferred Stock Series E at the end of the third quarter of 2003.

Contractual Obligations and Commitments

     The following table presents a detail of the maturities of contractual debt obligations, commitments to purchase loans, and commitments to extend credit:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in Thousands)
Contractual Obligations:
Certificates of Deposit	$5,390,122	$1,141,882	$504,160	$237,059	$3,507,021
Federal funds purchased and securities sold under agreements to repurchase	4,614,109	2,095,649	100,000	550,000	1,868,460
Advances from FHLB	1,373,000	1,000,000	100,000	29,000	244,000
Other Borrowings	231,500				231,500
Notes Payable	153,551				153,551
Subordinated Notes	82,821		82,821

Total Contractual Obligations	$11,845,103	$4,237,531	$786,981	$816,059	$6,004,532

Commitments to Purchase Mortgage Loans	$2,600,000	$400,000	$2,200,000

Other Commitments:
Lines of Credit	$124,054	$124,054
Standby Letters of Credit	95,876	95,876
Other Commercial Commitments	992,672	992,672

Total Commercial Commitments	$1,212,602	$1,212,602

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

     A large portion of the Corporation’s funding represents retail brokered certificates of deposit. In the event that the Corporation falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Corporation currently complies with the minimum requirements of ratios for a “well capitalized” institution and does not foresee falling below required levels to issue brokered deposits. Brokered certificates of deposit amounted approximately to $4.2 billion at September 30, 2004 (December 31, 2003-$3.8 billion).

     The Corporation’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at reasonable cost. The alternative sources of funding include, among others, FHLB advances, unused lines of credits from other banks, sale of commercial loans participations, securitization of auto loans and commercial paper.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income, subject to other goals of Management and within guidelines set forth by the Board of Directors.

     The day-to-day management of interest rate risk, as well as liquidity management and other related matters, is assigned to the Asset Liability Management and Investment Committee of FirstBank (ALCO). The ALCO is composed of the following officers: President and CEO, the Senior Executive Vice President and CFO, the Executive Vice President for Retail and Mortgage Banking, the Senior Vice President of Treasury and Investments and the Economist. The ALCO meets on a weekly basis. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company, including a stock portfolio which had a book value of $46.0 million at September 30, 2004. This Committee meets weekly and has the same membership as the ALCO Committee described previously.

     Committee meetings focus on, among other things, current and expected conditions in global financial markets, competition and prevailing rates in the local deposit market, reviews of liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The ALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives. On a quarterly basis the ALCO performs a comprehensive asset/liability review, examining the measures of interest rate risk described below together with other matters such as liquidity and capital.

     The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points (a downward movement of 150 basis points was used as of September 30, 2004 because initial rates were very low). Simulations were carried out in two ways:

(1)	using a balance sheet which is assumed to be at the same levels existing on the simulation date, and assuming new investment repayments are reinvested in similar instruments

(2)	using a balance sheet which has growth patterns and strategies similar to those which have occurred in the recent past, and assuming investment repayments are reinvested in similar instruments

     These simulations assume gradual upward or downward movements of interest rates over the year of projection, with the change totaling 200 basis points at the end of the twelve-month period in most cases (a downward movement of 150 basis points was used for the September 30, 2004 simulations). The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. Both scenarios assume the reinvestment of mortgage-backed securities prepayments, as well as the replacement of other securities which are called away or sold during the projection period. All computations are done on a tax equivalent basis, including the effects of the changing cost of funds on the tax-exempt spreads of certain investments. The projections are carried out for First BanCorp on a consolidated basis.

     These simulations are highly complex, and they use many simplifying assumptions that are intended to reflect the general behavior of the Corporation over the period in question, but there can be no assurance that actual events will parallel these assumptions. In fact, investment and lending decisions taken during the actual simulation period, or unexpected changes in market conditions, which were not known at the time the simulations were prepared, can change the actual results significantly. There also may be long and variable lags between the receipts of proceeds from calls and prepayments and the reinvestment of these proceeds in other investments. During these periods the funds may have to be placed temporarily in lower yielding securities. For these reasons, the results of these simulations are only approximations of the sensitivity of net interest income to changes in market interest rates.

     Assuming a no growth balance sheet with new investment repayments reinvested in similar instruments (see simulation (1) above), as of September 30, 2004, tax equivalent net interest income projected for the next twelve-month period would fall by $16.3 million (3.16%) under a rising rate scenario and would decrease by $13.5 million (2.6%) under falling rates.

     The same simulations were also carried out assuming that the Corporation would grow (see simulation (2) above). As of September 30, 2004 the growing balance sheet simulations indicate that tax equivalent net interest income projected for the next twelve-months would fall by $15.8 million (2.91%) under a rising rate scenario and would increase by $1.4 million (0.26%) with falling rates.

     The simulations for September 30, 2004 showed a reduction in the projected net interest income under flat rates from $540 million to $513.8 million on a taxable equivalent basis. This change was primarily attributable to the assumption of higher prepayment rates for our mortgage backed securities in the September 30 projections compared to the June 30 projections. Since these securities were mostly purchased at a premium, the assumption of higher prepayment rates will lower their estimated yields. The prepayment estimates used in these models reflect interest rates and rate expectations at the time when the projections were made. If these factors should change during the projection period, actual prepayments and yields on these securities will differ from the projections.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), have concluded that, as of September 30, 2004, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s disclosure controls and procedures during the last fiscal quarter, nor were there any significant deficiencies or material weaknesses in the Corporation’s internal controls. As a result, no corrective actions were required or undertaken.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     Prior to its filing on September 8, 2004 of a Registration Statement on Form S-8 (SEC File 333-118853) (the “Registration Statement”) registering under the Securities Act of 1933 (the “1933 Act”) the shares of the Corporation acquired through the exercise of stock options under the Corporation’s Stock Option Plan, which covers certain employees of the Corporation and its subsidiaries, the shares previously acquired by such employees had not been registered with the Securities and Exchange Commission under the 1933 Act on the basis of the exemption provided in section 3(a)(11) thereof. The Corporation understands that this exemption was applicable for the period prior to the filing of the Registration Statement because: (i) it is a corporation organized under the laws of the Commonwealth of Puerto Rico whose principal office and place of business are located in the Commonwealth of Puerto Rico; and (ii) all employees that had exercised options to acquire shares were residents of the Commonwealth of Puerto Rico. Shares of common stock acquired under the Corporation’s Stock Option Plan for the period from January 1, 2004 to September 7, 2004 were 225,370 (72,750 for the year ended December 31, 2003) at a weighted average exercise price per option of $12.05 ($15.43 for the year December 31, 2003). In accordance with applicable rules of the Securities and Exchange Commission, the Registration Statement became effective upon its filing on September 8, 2004, and therefore all shares acquired pursuant to the Corporation’s Stock Option Plan after such date are registered shares under the 1933 Act.

     During the quarter and nine-month period ended September 30, 2004 the Corporation did not repurchase any of its securities.

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

     31.1 – Sarbanes Oxley Act Section 302 Certification

     31.2 – Sarbanes Oxley Act Section 302 Certification

     32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

     32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

     B-Reports on Form 8-K

     On October 26, 2004, the Corporation furnished a current report on Form 8-K announcing its unaudited results of operations for the third quarter and nine-month period ended September 30, 2004.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp. Registrant

Date: November 12, 2004	By:	/s/	Angel Alvarez-Pérez

Angel Alvarez-Pérez, Esq.
Chairman, President and Chief
Executive Officer

Date: November 12, 2004	By:	/s/	Annie Astor-Carbonell

Annie Astor-Carbonell
Senior Executive Vice President
and Chief Financial Officer