Form 10-K
period 2004-12-31
FIRST BANCORP /PR/
filed 2005-03-16
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2004 (the last day of the registrant’s most recently completed second quarter) was $1,524,147,000 based on the closing price of $40.75 per share of common stock on the New York Stock Exchange on June 30, 2004. (see Note 1 below)

     The number of shares outstanding of the registrant’s common stock, as of March 1, 2005 was:

Common stock, par value $1.00 – 40,390,655.

Documents Incorporated by Reference

1.	Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Items 1 and 3 of Part I, Items 5 through 9A of Part II and Item 15 of Part IV of this Annual Report on Form 10-K.

2.	Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Items 10 through 14 of Part III of this Annual Report on Form 10-K.

     Note 1-The registrant had no nonvoting common equity outstanding as of June 30, 2004. In calculating the aggregate market value of the common stock held by nonaffiliates of the registrant, registrant has treated as common stock held by affiliates only common stock of the registrant held by its principal executive officer and voting stock hold by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

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

PART I

Item 1. Business

GENERAL

     First BanCorp (“the Corporation”) is a publicly-owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. First BanCorp operates two direct wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank or the Bank”) and FirstBank Insurance Agency, Inc. In addition, First BanCorp owns sixty percent of “Grupo Empresas de Servicios Financieros” (d/b/a PR Finance Group), an auto loan finance company with focus on the used car market. FirstBank is a Puerto Rico-chartered commercial bank and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation. Deposits are insured through the Savings Association Insurance Fund. The Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board and by the British Virgin Islands Financial Services Commission. FirstBank Insurance Agency, Inc. is subject to supervision, examination and regulation by the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

     First BanCorp is engaged in the banking business and provides a wide range of financial services for retail, commercial and institutional clients. First BanCorp had total assets of $15.6 billion, total deposits of $7.9 billion and total stockholder’s equity of $1.2 billion as of December 31, 2004. Based on total assets, First BanCorp is the second largest locally-owned financial holding company headquartered in the Commonwealth of Puerto Rico and the second largest depository institution in Puerto Rico.

     FirstBank conducts its business through its main offices located in San Juan, Puerto Rico, forty-five full service banking branches in Puerto Rico, twelve branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Coral Gables, Florida (USA). FirstBank has four wholly-owned subsidiaries with operations in Puerto Rico; First Leasing and Rental Corporation, a vehicle leasing and daily rental company with nine offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with thirty-one offices in Puerto Rico; FirstMortgage, Inc., a residential mortgage loan origination company with twenty-three offices in FirstBank branches and at stand alone sites and FirstBank Overseas Corporation, an international banking entity under the International Banking Entity Act of Puerto Rico. FirstBank has three subsidiaries with operations outside of Puerto Rico; First Insurance Agency, Inc., an insurance agency with three offices that sell insurance products in the USVI, First Trade, Inc., which provides foreign sales corporation management services with an office in the USVI and an office in Barbados and First Express, Inc., a small loans company with three offices in the USVI.

     The information under the caption “President’s Letter” on pages 15 to 19 and the information under Note 30 — Segment Information on pages 89 to 90 of the Corporation’s annual report to security holders for the year ended December 31, 2004 are incorporated herein by reference.

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

MARKET AREA AND COMPETITION

     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. The Corporation also has a presence, through its subsidiaries, in the United States and British Virgin Islands’ markets and in the United States through its loan agency in Coral Gables, Florida. According to the latest industry statistics published by the Commissioner, Puerto Rico has 16 banking institutions with more than $100 billion in assets. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

     Competitors include other banks, insurance companies, mortgage banking companies, small loan companies, automobile financing companies, leasing companies, vehicle rental companies, brokerage firms with retail operations, and credit unions, in Puerto Rico and in the Virgin Islands. The Corporation’s businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers and industries served.

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

     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency, Inc. and through First Insurance Agency V. I., Inc., a subsidiary of FirstBank Puerto Rico.

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

     In addition to the establishment of accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, SOA places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires pre-approval by the company’s audit committee. In addition, SOA makes certain changes to the requirements for partner rotation after a period of time. SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duties to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under this law, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations)

are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a company’s securities must now report within two business days of the change.

     SOA increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies will be required to disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. A company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOA also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.

     SOA also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. The law also requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls and on the effectiveness of internal control over financial reporting. Commencing with the annual report incorporated by reference on this Form 10-K (see Items 6, 7, 8 and 9A), the Corporation is required to include an internal control report containing management’s assessment regarding the effectiveness of the Corporation’s internal control structure and procedures over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; of management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation of it, as of year-end; and of the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. In addition, Section 404 of SOA requires the Corporation’s independent registered public accounting firm to attest to, and report on, management’s assessment of the Corporation’s internal control over financial reporting and on the effectiveness of internal control over financial reporting in accordance with standards established and adopted by the Public Company Accounting Oversight Board (“PCAOB”). Both reports by Management and of the Independent Registered Public Accounting Firm are being filed as part of the Annual Report.

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

     The Federal Reserve Board adopted a new regulation, Regulation W, effective April 1, 2003, that deals with the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without a supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2004, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

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

     The FDIC’s capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks from 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

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

     At December 31, 2004, the Bank was well capitalized. Like any other institution, the Bank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank’s financial condition and results of operations.

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

     International Banking Act of Puerto Rico (IBE Act)

     The business and operations of the First BanCorp IBE, FirstBank IBE and FirstBank Overseas Corporation are subject to supervision and regulation by the Commissioner. Under the IBE Act, certain sales, encumbrances, assignments, mergers, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.

     Pursuant to the IBE Act and the IBE Regulations, the First BanCorp and FirstBank IBEs and FirstBank Overseas Corporation must maintain books and records of all its transactions in the ordinary course of business. The First BanCorp and FirstBank IBEs and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

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

     Recent Legislation

     IBE Act

     IBEs are currently exempt from taxation under Puerto Rico law. On January 8, 2004, the IBE Act was amended to impose income tax at normal rates on IBE’s that operate as units of a bank, to the extent that the IBE’s net income exceeds 40% of the bank’s total net taxable income (including net income generated by the IBE unit) for a taxable year commencing between July 1, 2003 and July 1, 2004, 30% of such total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of such total net taxable income for taxable years commencing thereafter. These amendments apply only to IBE’s that operate as units of a bank. Management estimates that the financial impact of the amendments is not likely to be material.

FINANCIAL CONDITION

     The Corporation’s total assets at December 31, 2004 amounted to $15.6 billion, $2.9 billion over the $12.7 billion at December 31, 2003.

     The following table sets forth the maturity distribution of earning assets at December 31, 2004:

	As of December 31, 2004
	Maturities
		After one year through five years		After five years
	One year	Fixed interest	Variable	Fixed interest	Variable
	or less	rates	interest rates	rates	interest rates	Total
	(In thousands)

Money market securities	$820,164					$820,164

Investment securities (1)	469,035	$668,055		$3,564,009	$300,000	5,001,099

Loans (2):
Residential real estate	164,115	135,534	$330,475	1,146,310	2,908,141	4,684,575
Construction	123,908	6,505	180,960	12,875	77,125	401,373
Commercial and commercial real estate	538,753	143,044	941,945	109,069	1,072,926	2,805,737
Lease financing	49,311	165,352				214,663
Consumer	401,110	956,378		14,181		1,371,669

Total Loans	1,277,197	1,406,813	1,453,380	1,282,435	4,058,192	9,478,017

Total	$2,566,396	$2,074,868	$1,453,380	$4,846,444	$4,358,192	$15,299,280

(1)	Equity securities and FHLB stock were included under the “one year or less category”.

(2)	Non-accruing loans were included under the “one year or less category”.

Loan Activity

     The following table sets forth certain additional data related to the Corporation's loan portfolio net of the allowance for loan losses for the dates indicated:

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Beginning balance	$6,918,140	$5,525,939	$4,217,719	$3,421,279	$2,673,584
Residential real estate loans originated and purchased	2,795,824	1,865,709	1,045,268	613,698	416,077
Commercial loans originated and purchased	1,012,291	926,654	581,654	798,038	555,530
Finance leases originated	116,200	67,332	54,750	45,094	65,646
Consumer loans originated and purchased	743,701	603,024	431,588	363,582	423,411

Total loans originated and purchased(1)	4,668,016	3,462,719	2,113,260	1,820,412	1,460,664
Sales and securitizations of loans	(180,818)	(230,324)	(80,446)	(41,060)
Repayments and prepayments	(1,963,756)	(1,758,335)	(635,765)	(897,832)	(646,581)
Other decreases(2)	(104,602)	(81,859)	(88,829)	(85,080)	(66,388)

Net increase	2,418,840	1,392,201	1,308,220	796,440	747,695

Ending balance	$9,336,980	$6,918,140	$5,525,939	$4,217,719	$3,421,279

Percentage increase	34.96%	25.19%	31.02%	23.28%	27.97%

(1)	Loan origination for 2002 includes $435 million acquired from JP Morgan Chase VI operations together with the assumption of $557 million in deposits.

(2)	Includes the change in the allowance for loan losses and cancellation of loans due to the repossession of the collateral.

CAPITAL

     At December 31, 2004, total stockholders’ equity for the Corporation amounted to approximately $1.2 billion, an increase of approximately $133.3 million as compared to $1.1 billion at December 31, 2003.

Employees

     At December 31, 2004, the Corporation employed 2,237 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employees’ relations to be good.

Item 2. Properties

     At December 31, 2004, First BanCorp owned the following three main offices located in Puerto Rico:

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

     In addition, the Corporation owned 16 branch and office premises and an auto lot. The Corporation leased 43 branch premises, 33 loan and office centers and six other facilities. All of these premises are located in Puerto Rico and in the U.S. and British Virgin Islands and in Coral Gables, Florida. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

Item 3. Legal Proceedings

     The information required herein is incorporated by reference from page 91 of the annual report to security holders for the year ended December 31, 2004 (see Exhibit 13 to this Form 10-K).

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     Market Information

     The information required herein is incorporated by reference from page 52 of the annual report to security holders for the year ended December 31, 2004.

     Holders

     The information required herein is incorporated by reference from page 52 of the annual report to security holders for the year ended December 31, 2004.

     Dividends

     The Corporation has a policy providing for the payment of quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.12 per share for each quarter of 2004, $0.11 per share for each quarter of 2003 and $0.10 per share for each quarter of 2002.

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

Equity Compensation Plan Disclosure

     The following summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2004:

(C)
Number of Securities
	(A)		Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	(B)	Equity Compensation
	Exercise of	Weighted-Average	Plans (Excluding
	Outstanding	Exercise Price of	Securities
Plan category	Options	Outstanding Options	Reflected in Column (A)

Equity compensation plans approved by stockholders:
Stock Option Plans	2,394,030	$22.60	1,401,374

Sub-total	2,394,030	$22.60	1,401,374

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	2,394,030	$22.60	1,401,374

Sales of Unregistered Securities

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

     During the quarter and year ended December 31, 2004 the Corporation did not repurchase any of its securities.

Item 6. Selected Financial Data

     Information required herein is incorporated by reference from pages 5 through 7 of the annual report to security holders for the year ended December 31, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from pages 31 through 52 of the annual report to security holders for the year ended December 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required herein is incorporated by reference from pages 49 through 51 of the annual report to security holders for the year ended December 31, 2004.

Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference from pages 55 through 94 of the annual report to security holders for the year ended December 31, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures - The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure and controls and procedures (as defined in Exchange Act Rules 13a015(e) and 15d-14(e)), have concluded that, as of December 31, 2004, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by other within those entities. Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation concluded an evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a015(e) and 15d-14(e)). Based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Corporation’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries required to be included in the Corporation’s periodic filings under the Exchange Act would be made known to them by other within those entities.

     Internal Controls over Financial Reporting - During the quarter ended December 31, 2004, there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

     “Management’s Report on Internal Control Over Financial Reporting” on page 55 of the 2004 Annual Report to Stockholders in incorporated herein by reference. “Report of Independent Registered Public Accounting Firm” (relating to Management’s Report on Internal Control Over Financial Reporting) on page 57 of the 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers and Control Persons of the Registrant

     See Item 12 on this page.

Item 11. Executive Compensation

     See Item 12 on this page.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     See Item 13 on this page.

Item 13. Certain Relationships and Related Transactions

     Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference to First BanCorp’s definitive proxy statement for the 2005 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission pursuant to regulation 14A within to 120 days of the close of First BanCorp’s 2004 fiscal year.

Item 14. Principal Account and Fees and Services

     See Item 13 on this page.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are included in Item 8 thereof:

-	Report of Independent Registered Public Accounting Firm

-	Consolidated Statements of Financial Condition at December 31, 2004 and 2003.

-	Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2004.

-	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2004.

-	Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2004.

-	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2004.

-	Notes to the Consolidated Financial Statements.

(2)	Financial statement schedules.

None.

(3)	Exhibits

The exhibits listed on the Exhibits Index on section (b) below are filed herewith or are incorporated herein by reference.

(a)	Reports on Form 8-K.

On March 15, 2005, as required by Section 306 of the Sarbanes Oxley Act and Section 245.104 of the Securities and Exchange Commission’s Regulation BTR, the Corporation filed a Form 8-K with the Securities and Exchange Commission to inform of a temporary suspension of trading under the FirstBank 401(k) Retirement Plan (“blackout trading restriction period”).

On January 31, 2005, the Corporation furnished a current report on Form 8-K reporting its unaudited results of operations for the quarter and year ended December 31, 2004.

On November 23, 2004, the Corporation filed a current report on Form 8-K announcing the signing of a definite merger agreement pursuant to which the Corporation will acquired Ponce General Corporation, a Delaware Corporation, and its subsidiaries, UniBank, a federal savings and loan association, and Ponce Realty Corporation, a Delaware Corporation with real estate holdings in Florida.

(b)	See Index to Exhibits on page 28 for the exhibits filed as a part of this Form 10-K.

(c)	Financial data schedules

Schedules are omitted because they are not applicable.

Index to Exhibits

No.	Exhibit
3.1	Certificate of Incorporation	(1)
3.2	By-Laws	(1)
4.0	Form of Common Stock Certificate	(1)
10.1	FirstBank’s 1987 Stock Option Plan	(2)
10.2	FirstBank’s 1997 Stock Option Plan	(2)
10.3	Employment Agreements	(2)
11.0	Statement Report to Shareholders for fiscal year ended December 31, 2004.	(3)
13.0	Annual Report to shareholders for fiscal year ended December 31, 2004.	—
14.1	Code of Ethics for Senior Financial Officers	(4)
14.2	Code of Ethics applicable to all employees	(4)
14.3	Policy Statement and Standards of Conduct for Members of Board of Directors, Executive Officers and Principal Shareholders	(4)
21.0	List of subsidiaries (direct and indirect)	—
23.0	Consent of Independent Registered Public Accounting Firm	—
31.1	Sarbanes Oxley Act Certification	—
31.2	Sarbanes Oxley Act Certification	—
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	—
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	—

(1)	Incorporated by reference from Registration statement on Form-S-4 filed by the Corporation on April 15, 1998.

(2)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(3)	Information is included on page 65 of the Corporation’s annual report to security holders and is incorporated by reference herein (See Exhibit 13.0).

(4)	Incorporated by reference from the Form 10-K for the year ended December 31, 2003 filed by the Corporation on March 15, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCORP

By:	/s/	Angel Alvarez-Pérez	Date: 03/16/05

Angel Alvarez-Pérez, Esq.
Chairman
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Angel Alvarez-Pérez	Date: 03/16/05

Angel Alvarez-Pérez, Esq.
Chairman
President and Chief Executive Officer

/s/ Annie Astor-Carbonell	Date: 03/16/05

Annie Astor-Carbonell, Director
Senior Executive Vice President and
Chief Financial Officer

/s/ José Julián Alvarez-Bracero	Date: 03/16/05

José Julián Alvarez-Bracero, Director

/s/ Richard Reiss-Huyke	Date: 03/16/05

Richard Reiss-Huyke, Director

/s/ Jorge L. Díaz	Date: 03/16/05

Jorge L. Díaz, Director

/s/ Sharee Ann Umpierre-Catinchi	Date: 03/16/05

Sharee Ann Umpierre-Catinchi, Director

/s/ José Teixidor	Date: 03/16/05

José Teixidor, Director

/s/ José L. Ferrer-Canals	Date: 03/16/05

José L. Ferrer-Canals, Director

/s/ José Menéndez-Cortada	Date: 03/16/05

José Menéndez-Cortada, Director

/s/ Laura Villarino-Tur	Date: 03/16/05

Laura Villarino-Tur
Senior Vice President and Controller