Form 10-Q
period 2005-03-31
FIRST BANCORP /PR/
filed 2005-05-10
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2005	Commission File No. 001-14793

First BanCorp.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0561882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico	00908

(Address of principal office)	(Zip Code)

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
Yes ☑ No

Number of shares of the registrant’s common stock outstanding as of April 30, 2005

40,407,028

EXPLANATORY NOTE

This Form 10-Q incorporates a change made to financial information furnished to the SEC on Form 8-K dated April 20, 2005 (see Item 6 b. of this Form 10-Q). Change is limited to the average interest bearing liabilities amount previously furnished. In this Form 10-Q, the average interest bearing liabilities amount is correctly stated at $13.187 billion.

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

FIRST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$22,877,217	$98,615,179

Money market instruments, including $404,748,972 pledged that can be repledged for 2004	218,442,546	702,163,791
Federal funds sold and securities purchased under agreements to resell	10,000,000	118,000,000

Total money market investments	228,442,546	820,163,791

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,358,830,993	1,200,298,908
Other investment securities	439,773,760	344,404,413

Total investment securities available for sale	1,798,604,753	1,544,703,321

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	3,254,133,275	2,995,924,842
Other investment securities	772,909,727	380,570,311

Total investment securities held to maturity	4,027,043,002	3,376,495,153

Federal Home Loan Bank (FHLB) stock	66,433,100	79,900,000

Loans, net of allowance for loan losses of $144,221,612 (December 31, 2004 - $141,035,841)	10,797,600,354	9,326,855,390
Loans held for sale, at lower of cost or market	26,360,027	10,125,189

Total loans, net	10,823,960,381	9,336,980,579

Other real estate owned	8,298,900	9,649,061
Premises and equipment, net	105,165,514	95,813,545
Accrued interest receivable	70,391,503	57,094,992
Due from customers on acceptances	1,177,538	407,625
Other assets	231,511,483	199,993,398

Total assets	$17,383,905,937	$15,619,816,644

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$641,851,563	$691,385,571
Interest bearing deposits	8,605,236,942	7,211,596,660
Federal funds purchased and securities sold under agreements to repurchase	4,299,840,016	4,221,522,682
Advances from FHLB	1,313,000,000	1,598,000,000
Notes payable	175,484,273	176,754,506
Other borrowings	231,548,648	231,524,635
Bank acceptance outstanding	1,177,538	407,625
Payable for unsettled investment trade	537,534,792
Accounts payable and other liabilities	261,524,753	182,891,881

	16,067,198,525	14,314,083,560

Subordinated Notes	82,822,603	82,821,770

	16,150,021,128	14,396,905,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share (December 31, 2004 - 22,004,000 shares)	550,100,000	550,100,000
Common stock, $1 par value, authorized 250,000,000 shares; issued 45,320,780 shares (December 31, 2004- 45,310,055 shares)	45,320,780	45,310,055
Less: Treasury Stock (at par value)	(4,920,900)	(4,920,900)

Common stock outstanding	40,399,880	40,389,155

Additional paid-in capital	5,034,294	4,863,299
Capital reserve	82,825,000	82,825,000
Legal surplus	180,571,818	180,571,818
Retained earnings	356,740,247	319,032,487
Accumulated other comprehensive income net of tax of $553,072 (December 31, 2004 - $894,396)	18,213,570	45,129,555

	1,233,884,809	1,222,911,314

Total liabilities and stockholders’ equity	$17,383,905,937	$15,619,816,644

      The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Interest income:
Loans	$148,909,960	$103,877,221
Investments	59,314,494	46,343,312
Dividends on FHLB stock	485,073	155,799
Dividend on equity	137,862	151,134

Total interest income	208,847,389	150,527,466

Interest expense:
Deposits	47,279,780	27,046,932
Federal funds purchased and repurchase agreements	34,559,615	28,333,363
Notes payable and other borrowings	5,980,861	1,663,972
Advances from FHLB	11,425,002	5,300,021

Total interest expense	99,245,258	62,344,288

Net interest income	109,602,131	88,183,178

Provision for loan losses	10,954,409	13,200,000

Net interest income after provision for loan losses	98,647,722	74,983,178

Other income:
Other fees on loans	2,033,288	2,116,481
Service charges on deposit accounts	2,689,552	2,783,414
Mortgage banking activities	509,706	1,545,454
Net gain on sale of investments	9,513,564	3,964,646
Derivatives gain (loss)	(1,063,295)	(424,326)
Gain on sale of credit cards portfolio		5,235,543
Other operating income	5,935,206	4,797,053

Total other income	19,618,021	20,018,265

Other operating expenses:
Employees’ compensation and benefits	23,605,325	19,986,415
Occupancy and equipment	10,342,472	9,383,342
Business promotion	4,547,523	3,469,054
Taxes, other than income taxes	2,269,017	1,948,023
Insurance and supervisory fees	1,063,541	1,076,098
Other	10,823,615	7,294,718

Total other operating expenses	52,651,493	43,157,650

Income before income tax provision	65,614,250	51,843,793
Income tax provision	12,182,448	11,638,759

Net income	$53,431,802	$40,205,034

Net income available to common stockholders	$43,362,803	$30,136,034

Net income per common share — basic:
Earnings per common share-basic	$1.07	$0.75

Net income per common share — diluted:
Earnings per common share-diluted	$1.04	$0.73

Dividends declared per common share	$0.14	$0.12

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March	December
	2005	2004
Cash flows from operating activities:
Net income	$53,431,802	$178,877,788

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,531,766	13,939,369
Amortization of core deposit intangible	599,155	2,396,620
Provision for loan losses	10,954,409	52,799,550
Deferred income tax benefit	(289,945)	(7,336,862)
Gain on sale of investments, net	(9,513,564)	(9,457,190)
Unrealized derivatives loss (gain)	854,103	(918,297)
Net gain on sale of loans	(832,500)	(3,594,875)
Amortization of deferred net loan fees	1,271,506	227,082
Net originations of loans held for sale	(26,360,027)	(41,284,591)
Gain on sale of credit cards portfolio		(5,532,684)
Increase (decrease) in accrued income tax payable	12,135,239	(8,512,959)
Increase in accrued interest receivable	(10,536,991)	(15,586,559)
Increase in accrued interest payable	6,401,685	14,587,835
Decrease in other assets	6,284,047	7,593,591
Increase in other liabilities	2,810,197	7,200,828

Total adjustments	(2,690,920)	6,520,858

Net cash provided by operating activities	50,740,882	185,398,646

Cash flows from investing activities:
Principal collected on loans	526,939,340	1,970,540,112
Loans originated	(773,967,151)	(2,458,535,597)
Purchase of loans	(784,961,000)	(2,168,196,000)
Proceeds from sale of loans	29,615,232	138,838,749
Proceeds from sale of investments securities	213,065,038	131,571,934
Purchase of securities held to maturity	(2,393,776,924)	(5,985,093,644)
Purchase of securities available for sale	(350,532,325)	(737,909,658)
Principal repayments and maturities of securities held to maturity	2,115,712,428	5,739,075,824
Principal repayments of securities available for sale	66,217,482	349,804,127
Additions to premises and equipment	(5,303,316)	(24,483,512)
Net cash disbursed on acquisition	(72,019,219)
Redemption (purchase) of FHLB stock	16,250,000	(34,250,000)

Net cash used in investing activities	(1,412,760,415)	(3,078,637,665)

Cash flows from financing activities:
Net increase in deposits	956,995,121	1,139,928,453
Net increase in federal funds purchased and securities sold under repurchase agreements	78,107,527	571,056,179
FHLB advances (paid) taken	(325,000,000)	685,000,000
Net proceeds from issuance of long-term debt		550,611,000
Payments of long-term debt		(140,185,000)
Dividends	(15,724,042)	(59,593,300)
Exercise of stock options	181,720	4,956,314

Net cash provided by financing activities	694,560,326	2,751,773,646

Net decrease in cash and cash equivalents	(667,459,207)	(141,465,373)
Cash and cash equivalents at beginning of period	918,778,970	1,060,244,343

Cash and cash equivalents at end of period	$251,319,763	$918,778,970

Cash and cash equivalents include:
Cash and due from banks	$22,877,217	$98,615,179
Money market instruments	228,442,546	820,163,791

	$251,319,763	$918,778,970

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$92,843,573	$278,595,663
Income Taxes	293,944

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Additional				other
	Preferred	Common	paid-in	Capital	Legal	Retained	comprehensive
	stock	stock	capital	reserve	surplus	earnings	income (loss)
December 31, 2002	$360,500,000	$39,954,535	$—	$70,000,000	$149,345,178	$145,243,124	$33,381,163

Net income						152,338,342
Other comprehensive income							2,646,946
Issuance of preferred stock	189,600,000		(778,352)			(5,823,109)
Addition to legal surplus					13,761,331	(13,761,331)
Addition to capital reserve				10,000,000		(10,000,000)
Stock options exercised		72,750	1,047,207
Cash dividends:
Common stock						(17,599,855)
Preferred stock						(30,358,863)

December 31, 2003	550,100,000	40,027,285	268,855	80,000,000	163,106,509	220,038,308	36,028,109

Net income						178,877,788
Other comprehensive income							9,101,446
Addition to legal surplus					17,465,309	(17,465,309)
Addition to capital reserve				2,825,000		(2,825,000)
Stock options exercised		361,870	4,594,444
Cash dividends:
Common stock						(19,317,304)
Preferred stock						(40,275,996)

December 31, 2004	550,100,000	40,389,155	4,863,299	82,825,000	180,571,818	319,032,487	45,129,555

Net income						53,431,802
Other comprehensive income							(26,915,985)
Stock options exercised		10,725	170,995
Cash dividends:
Common stock						(5,655,043)
Preferred stock						(10,068,999)

March 31, 2005	$550,100,000	$40,399,880	$5,034,294	$82,825,000	$180,571,818	$356,740,247	$18,213,570

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net income	$53,431,802	$40,205,034

Other comprehensive income:
Unrealized gain on securities:
Unrealized holding (loss) gain arising during the period	(17,535,871)	11,457,650
Less: Reclassification adjustment for net gains included in net income	(9,513,564)	(3,964,646)
Unrealized loss on fair value hedge of available for-sale securities attributable to credit risk:
Unrealized losses arising during the period	(207,874)	(283,093)
Less: Reclassification adjustment for losses included in net income		280,794
Income tax (expense) benefit related to items of other comprehensive income	341,324	(767,415)

Other comprehensive income for the period, net of tax	(26,915,985)	6,723,290

Total comprehensive income	$26,515,817	$46,928,324

The accompanying notes are an integral part of these statements.

FIRST BANCORP

PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (“GAAP”).

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Management, the accompanying unaudited consolidated statements of financial condition and the related unaudited consolidated statements of income, cash flows, changes in stockholders’ equity and comprehensive income include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Corporation’s financial position at March 31, 2005, and the results of operations and cash flows for the three-month periods ended on March 31, 2005 and 2004. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. For further information refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2004, included in the Corporation’s Annual Report on Form 10-K.

      The results of operations for the three-month period ended on March 31, 2005, are not necessarily indicative of the results to be expected for the entire year.

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

      FirstBank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Its main office is located in San Juan, Puerto Rico, and it has 45 full-service banking branches in Puerto Rico, 12 in the U.S. Virgin Islands (USVI) and British Virgin Islands (BVI) and one loan agency in Coral Gables, Florida. The Bank, through wholly-owned subsidiaries, operates 63 offices in Puerto Rico specializing in residential mortgage loan originations, small personal loans, finance leases, and vehicle rental, three offices that sell insurance in the U.S. Virgin Islands, two offices, one in the U.S. Virgin Islands and one in Barbados specializing in foreign sales corporation management and three offices specializing in the origination of small loans in the USVI. The Bank offers brokerage services in selected branches through an alliance with an international brokerage firm doing business in Puerto Rico. The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures the U.S. and U.S.V.I. deposits through the Savings Association Insurance Fund (SAIF). The Virgin Islands operations of FirstBank are regulated by the Virgin Islands Banking Board (for the USVI) and by the British Virgin Islands Financial Services Commission (for the BVI). The Coral Gables, Florida

operation is regulated by the Office of Financial Regulation of the State of Florida, the Federal Reserve Bank of Atlanta and the Federal Reserve Bank of New York.

      In addition, the Bank’s subsidiary, FirstBank Overseas Corporation, is an international banking entity under the International Banking Entity Act of Puerto Rico. The business and operations of FirstBank Overseas are subject to supervision and regulation by the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico.

Recent Acquisition

      On March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of UniBank and Ponce Realty, both of which are based in Miami, Florida. This acquisition will allow First BanCorp to build a platform in Florida to consider further expansion to the United States in the future. As of that date, excluding the effect of purchase accounting entries, Ponce General had approximately $546.2 million in assets, $476 million in loans composed mainly of residential and commercial mortgage loans amounting to approximately $426 million, commercial and construction loans amounting to approximately $28 million and consumer loans amounting to approximately $22 million and $439.1 million in deposits. The consideration consisted mainly of payments made to principal and minority shareholders of UniBank’s outstanding common stock at acquisition date. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $101.9 million. The purchase price resulted in a premium of approximately $36 million that was allocated to core deposit intangible premium on loans and investments, real estate acquired and goodwill. The final allocation of the purchase price could be adjusted but not materially after completion of additional analysis relating to the fair values of UniBanks’ tangible and identifiable intangible assets.

      UniBank is a federal savings and loan association, which has 11 financial service facilities located in the Miami/Dade, Broward, Orange and Osceola counties of Florida. UniBank is regulated by the Office of Thrift Supervision (OTS). UniBank deposits are insured by the FDIC. Ponce Realty Corporation is a real estate company, which also operates in the state of Florida.

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

Investments Classification and Valuation

      The Corporation classifies its investments in debt and equity securities into trading, held to maturity and available for sale securities at the time of purchase. The available for sale securities are carried at fair value, with unrealized holding gains and losses, net of deferred tax effects, reported in other comprehensive income as a separate component of stockholders’ equity. The fair values of these securities were calculated based on quoted market prices and dealer quotes. Changes in the assumptions used in calculating the fair values such as interest rates, estimated prepayments rates for such securities subject to prepayment risk and discount rates could affect the reported valuations. Held to maturity securities are accounted for at amortized cost. Trading securities are reported at fair value with unrealized gains and losses included in earnings.

Evaluation of Other-than-Temporary Impairment on Available for Sale and Held to Maturity Securities

      The Corporation evaluates for impairment its debt and equity securities when their market value has remained below cost for six months or more, or earlier if other factors indicative of potential impairment exist. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.

      The impairment analysis of the fixed income investments places special emphasis on the analysis of the cash position of the issuer, its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations. The Corporation also considers its intent and ability to hold the fixed income securities until recovery. If Management believes, based on the analysis, that the issuer will not be able to service its debt and pay its obligations on a timely manner, the security is written down to Management’s estimate of net realizable value. For securities written down to its estimate net realizable value, any accrued and uncollected interest is also reversed. Interest income is then recognized if collected.

      The equity securities impairment analysis are performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. These analyses are very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, as well as the Corporation’s intent to hold the security for an extended period. If Management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. An impairment charge is generally recognized when an equity security has remained significantly below cost for a period of twelve months or more.

Allowance for Loan Losses

      The Corporation maintains the allowance for loan losses at a level that Management considers adequate to absorb probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. Groups of small balance, homogeneous loans are collectively evaluated for impairment. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are considered homogeneous and are evaluated collectively for impairment. In determining probable losses for each category of homogeneous pools of loans, Management uses historical information about loan losses over several periods of time that reflect varying economic conditions and adjusts such historical data based on the current conditions, considering information and trends on charge-offs, non-accrual loans, delinquencies, and risk characteristics relevant to the particular loan category. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Groups of small balance, homogeneous loans are collectively evaluated for impairment considering among other factors, historical charge-off experience, existing economic conditions and risk characteristics relevant to the particular loan category. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are considered homogeneous and are evaluated collectively for impairment.

      The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British Virgin Island markets and in the state of Florida (U.S.A.). At March 31, 2005, there is no significant concentration of credit risk in any specific industry.

Income Taxes

      The Corporation uses an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Derivatives financial instruments

      As part of the Corporation’s asset liability management, the Corporation uses derivative instruments, which include interest-rate exchange agreements (mainly interest rate swaps and options), to hedge various exposures or to modify interest rate characteristics of various statements of financial condition accounts.

      On January 1, 2001, the Corporation adopted the Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivatives Instruments and Hedging Activities”, as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) hedge of foreign currency exposure (“foreign currency hedge”).

      In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. In both a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.

      Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

Recently issued accounting pronouncements

      The Financial Accounting Standards Board (FASB) and the SEC have issued the following accounting pronouncements::

      Financial Accounting Standard (FAS) No. 123 (Revised) -This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

      This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

      This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. Such information specifically will help users of financial statements understand the effect that share-based compensation transactions have on an entity’s financial condition and results of operations. This Statement also will improve comparability by eliminating one of two different methods of accounting for share-based compensation transactions and thereby also will simplify existing U.S. GAAP. Eliminating different methods of accounting for the same transactions leads to improved comparability of financial statements because similar economic transactions will be accounted for similarly.

      SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC) amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. The Corporation is currently evaluating the effects that the proposed statement may have on its financial condition and results of operations.

      In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of SFAS 115, certain debt and equity securities within the scope of SFAS 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS 115 and SFAS 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. See Note 4 for FirstBanCorp’s disclosures under Issue 03-1. The changes required by this EITF Issue are not expected to have a material impact on the Company’s financial statements

      In November 2003, the Accounting Standards Executive Committee issued the Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This

SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. With respect to the Ponce General Corporation acquisition before mentioned this statement did not have a material impact on the Corporation’s consolidated statement of financial condition.

2 — STOCKHOLDERS’ EQUITY

Common stock

      Authorized common shares at March 31, 2005 and December 31, 2004 were 250,000,000 with a par value of $1. At March 31, 2005, the Corporation had 40,399,880 shares outstanding of common stock (December 31, 2004-40,389,155).

Preferred stock

      The Corporation has 50,000,000 shares of authorized non-cumulative and non-convertible preferred stock with a par value of $1. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation issued 7,584,000 shares in 2003, 3,680,000 shares in 2002; 4,140,000 shares in 2001; 3,000,000 shares in 2000; and 3,600,000 shares in 1999. The liquidation value per share is $25. Annual dividends of $1.75 per share (issuance of 2003), $1.8125 per share (issuance of 2002), $1.85 per share (issuance of 2001), $2.0875 per share (issuance of 2000) and $1.78125 per share (issuance of 1999), are payable monthly, if declared by the Board of Directors. The issued and outstanding shares of preferred stock of the Corporation are redeemable at the Corporation’s option subject to certain terms.

3 — EARNINGS PER COMMON SHARE

      The calculations of earnings per common share for the three-month periods ended on March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net income	$53,432	$40,205
Less: Preferred stock dividend	(10,069)	(10,069)

Net income available to common stockholders	$43,363	$30,136

Earnings per common share-basic:
Weighted average common shares outstanding	40,392	40,064

Earnings per common share-basic	$1.07	$0.75

Earnings per common share-diluted:
Weighted average common shares and share equivalents:
Average common shares outstanding	40,392	40,064
Common stock equivalents — stock options	1,371	1,316

Total	41,763	41,380

Earnings per common share-diluted	$1.04	$0.73

      Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. All options were included in the computation of outstanting shares for the three-month period ended on March 31, 2005. For the three-month period ended on March 31, 2004, a total of 465,900 stock options, were not included in the computation of outstanding shares because they were antidilutive.

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

      During the three-month periods ended March 31, 2005 and March 31, 2004, the Corporation granted 476,400 and 465,900 options, respectively, to buy shares of common stock at an exercise price of $47.83 and $42.90, respectively. The exercise prices of these options equaled the market price of the stock at grant date, therefore, no compensation cost was recognized on options granted.

      The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation granted during the three-month periods ended on March 31, 2005 and 2004.

Pro forma information:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net income
As reported	$53,432	$40,205
Deduct: Stock-based employee compensation expense determined under fair value method	5,721	4,247

Pro forma	$47,711	$35,958

Earnings per common share-basic:
As reported	$1.07	$0.75
Pro forma	$0.93	$0.65

Earnings per common share-diluted:
As reported	$1.04	$0.73
Pro forma	$0.90	$0.63

      Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during the three-month periods ended March 31, 2005 and 2004, was estimated using the following assumptions: expected weighted dividend yield of 1.17% (2004-1.12%); expected life of 3.40 years (2004-3.28 years); weighted expected volatility of 31.43% (2004-28.56%); and weighted risk-free interest rate of 3.66% (2004-2.36%). The weighted estimated fair value of the options granted was $12.01 (2004-$9.12) per option.

4 — INVESTMENT SECURITIES

      Investment Securities Available for Sale

      The amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005					December 31, 2004
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government Sponsored Agencies:
After 5 to 10 years						$190,928	$6,291		$197,219	4.61
After 10 years	$292,318		$3,988	$288,330	4.32
Puerto Rico Government Obligations:
After 1 to 5 years	4,530	$213		4,743	6.17	4,456	253		4,709	6.16
After 5 to 10 years	12,716	236	767	12,185	4.58	12,756	247	$722	12,281	4.59
After 10 years	7,668	435	90	8,013	5.94	7,617	444	90	7,971	5.94

United States and Puerto Rico Government Obligations	$317,232	$884	$4,845	$313,271	4.40	$215,757	$7,235	$812	$222,180	4.69

Mortgage-backed Securities:
FHLMC certificates:
After 1 to 5 years	$2,305	$66		$2,371	6.39	$2,517	$105		$2,622	6.42
After 5 to 10 years	1,969	90		2,059	8.08	2,136	125		2,261	8.10
After 10 years	2,618	120		2,738	6.95	2,870	164		3,034	6.93

	6,892	276		7,168	7.09	7,523	394		7,917	7.09

GNMA certificates:
After 1 to 5 years	1,213	61		1,274	6.22	864	38		902	5.76
After 5 to 10 years	421	23		444	7.02	917	58		975	7.05
After 10 years	89,915	1,644	$3	91,556	5.29	99,248	2,451		101,699	5.28

	91,549	1,728	3	93,274	5.31	101,029	2,547		103,576	5.30

FNMA certificates:
After 1 to 5 years	135	8		143	7.53	152	10		162	7.54
After 5 to 10 years	197	16		213	8.97	222	21		243	9.05
After 10 years	1,017,469	5,640	18	1,023,091	5.09	864,646	17,969	$1	882,614	4.99

	1,017,801	5,664	18	1,023,447	5.09	865,020	18,000	1	883,019	4.99

Mortgage pass through certificates:
After 10 years	263,721	3,346		267,067	4.98	224,984	4		224,988	4.36

Mortgage-backed Securities	$1,379,963	$11,014	$21	$1,390,956	5.09	$1,198,556	$20,945	$1	$1,219,500	4.91

Corporate Bonds:
Within 1 year	$40,000	$98	$200	$39,898	5.16	$40,000	$170		$40,170	4.94
After 1 to 5 years	875	1,966		2,841	6.30	875	1,972		2,847	6.29
After 5 to 10 years	375	911		1,286	7.73	375	896		1,271	7.73

Corporate bonds	$41,250	$2,975	$200	$44,025	5.21	$41,250	$3,038		$44,288	4.99

Equity securities (without contractual maturity)	$41,002	$10,966	$1,615	$50,353	1.49	$42,932	$16,593	$790	$58,735	1.39

Total Investment Securities Available for Sale	$1,779,447	$25,839	$6,681	$1,798,605	4.89	$1,498,495	$47,811	$1,603	$1,544,703	4.78

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

      The following table shows the Corporation’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities

US Treasury Obligations	$288,330	$3,988			$288,330	$3,988
Puerto Rico Government obligations	8,459	701	$4,844	$156	13,303	857

Mortgage Backed Securities
GNMA	737	3			737	3
FNMA	893	18			893	18

Corporate Bonds
Corporate Bonds	19,800	200			19,800	200

Equity Securities
Equity Securities	11,755	1,288	489	327	12,244	1,615

	$329,974	$6,198	$5,333	$483	$335,307	$6,681

      The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments, as a result, the impairment is considered temporary.

Investment Securities Held to Maturity

      The amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005					December 31, 2004
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$160,730		$274	$160,456	2.59	$140,925	$25		$140,950	2.12

Obligations of U.S. Government Sponsored Agencies:
Due within 1 year	14,913		15	14,898	2.83
After 10 years	2,340,777	$121	26,641	2,314,257	5.89	1,681,337	47	$20,753	1,660,631	5.45
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	43		5,043	5.00	5,000	87		5,087	5.00
After 10 years	8,770	791		9,561	5.94	8,643	799		9,442	5.93

United States and Puerto Rico Government obligations	$2,530,190	$955	$26,930	$2,504,215	5.66	$1,835,905	$958	$20,753	$1,816,110	5.19

Mortgage-backed securities:
FHLMC certificates After 5 to 10 years	$24,409		$745	$23,664	3.62	$26,504		$465	$26,039	3.61
After 10 years	4,834			4,834	4.88

GNMA certificates:
After 10 years	1,545			1,545	7.56

FNMA certificates:
After 5 to 10 years	22,214		531	21,683	3.78	23,483		159	23,324	3.77
After 10 years	1,414,728		29,077	1,385,651	3.94	1,490,603		7,447	1,483,156	3.95

Mortgage-backed securities:	$1,467,730		$30,353	$1,437,377	3.94	$1,540,590		$8,071	$1,532,519	3.94

Corporate Bonds:
Within 1 year	$500			$500	5.05
After 1 to 5 years	2,593			2,593	7.75
After 5 to 10 years	3,047			3,047	7.70
After 10 years	22,983			22,983	7.43

Corporate bonds	$29,123			$29,123	7.44

Total Investment Securities Held to Maturity	$4,027,043	$955	$57,283	$3,970,715	5.05	$3,376,495	$958	$28,824	$3,348,629	4.62

      Maturities for mortgage-backed securities are based upon contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.

      Held to maturity investments as of March 31, 2005 include a portfolio of approximately $29.1 million in corporate bonds and $6.4 million in mortgage-backed securities which were acquired as part of the purchase of Ponce General Corporation. These portfolios were reclassified to the available for sale category shortly after the acquisition.

      The following table shows the Corporation’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
US Treasury Obligations	$160,456	$274			$160,456	$274
U.S. Government Sponsored Agencies	874,198	18,729	$861,380	$7,927	1,735,578	26,656

Mortgage Backed Securities
FNMA	304,273	5,716	1,103,061	23,892	1,407,334	29,608
FHLMC			23,664	745	23,664	745

	$1,338,927	$24,719	$1,988,105	$32,564	$3,327,032	$57,283

      Held-to-maturity securities in an unrealized loss position at March 31, 2005 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. Management believes that the unrealized losses in the held-to-maturity portfolio at March 31, 2005 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers, as a result, the impairment is considered temporary.

Investment activities

      Total proceeds from the sale of securities during the three-month period ended March 31, 2005 amounted to approximately $213.1 million (2004-$15.0 million). The Corporation realized gross gains of approximately $9.5 million (2004-$4 million in gross realized gains and approximately $15,000 in gross realized losses).

5 — INVESTMENT IN FHLB STOCK

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

      At March 31, 2005 and December 31, 2004 there were investments in FHLB stock with book value of $66.4 million and $79.9 million respectively. The estimated market value of such investments is its redemption value.

6 — LOANS RECEIVABLE

      The following is a detail of the loan portfolio:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$5,530,464	$4,674,450

Commercial loans:
Construction loans	478,429	401,373
Commercial loans	1,992,171	1,862,240
Commercial mortgage	1,232,246	943,497

Commercial loans	3,702,846	3,207,110

Finance leases	229,472	214,663

Consumer and other loans:
Auto Loans	907,672	826,339
Personal Loans	430,443	420,630
Other Consumer Loans	140,925	124,700

Consumer and other loans	1,479,040	1,371,669

Loans receivable	10,941,822	9,467,892
Allowance for loan losses	(144,222)	(141,036)

Loans receivable, net	10,797,600	9,326,856
Loans held for sale	26,360	10,125

Total loans	$10,823,960	$9,336,981

7 — IMPAIRED LOANS

      At March 31, 2005, the Corporation had $55 million ($56.7 million at December 31, 2004) in commercial, commercial real estate and construction loans over $1 million considered impaired with an allowance of $24.2 million, of which $20.8 million was established based on the fair value of collateral and $3.4 million established based on the present value of future cash flows (an allowance of $24.2 million at December 31, 2004, of which $20.5 million was established based on the fair value of the collateral and $3.7 million was established based on the present value of future cash flows). The allowance for impaired loans is part of the allowance for loan losses. The average recorded investment in impaired loans amounted to $55.9 million for the three-month period ended on March 31, 2005 (three-month period ended March 31, 2004-$72 million). Interest income in the amount of approximately $695,000 and $639,000 was recognized on impaired loans for the three-month periods ended on March 31, 2005 and 2004, respectively.

8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      Information pertaining to the notional amount of the Corporation’s derivative financial instruments as of March 31, 2005 and December 31, 2004 consists of:

	Notional Amount
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Hedging activities
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$4,260,813	$3,907,644
Interest rate swaps to hedge fixed and step rate notes payable	165,442	165,442
Interest rate swaps to hedge fixed rate available for sale securities	20,000	20,000
Interest rate swaps to hedge fixed rate loans	14,720	12,000

Total fair value hedge	$4,460,975	$4,105,086

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$81,483	$98,694
Embedded options on stock indexed notes payable	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock indexed notes payable	13,515	13,515
Written interest rate cap agreement	25,000	25,000
Purchased interest rate cap agreement	424,844	250,043

Total derivatives not designated as hedge	$558,357	$400,767

      The fair value interest rate swaps qualifying for fair value hedge accounting represented an unrealized gross gain of $173,859 (2004-$1.6 million) and an unrealized gross loss of $95.7 million (2004-$44.0 million), which was recorded as “Other Assets” and “Other Liabilities”, respectively, in the accompanying consolidated statement of financial condition at March 31, 2005. The following are the corresponding net effects: $91.8 million recorded as a decrease to the hedged “Deposits” (2004-$39.8 million) $3.5 million as a decrease to the hedged “Notes Payable” (2004-$2.3 million), $391,791 as a decrease to the hedged corporate bond (2004-$183,917) and $131,378 as an increase to the hedged loan receivable (2004-$130,514).

      At March 31, 2005, the fair value of derivatives not designated or not qualifying as a hedge represented an unrealized gross gain of $666,009 (2004-$275,661) and an unrealized gross loss of $4.0 million (2004-$2.7 million) recorded as “Other Assets” and “Other Liabilities”, respectively, in the consolidated statements of financial condition with fluctuations in fair value recorded in earnings.

9 — NOTES PAYABLE

      Notes payable consist of:

	March 31,	December 31,
	2005	2004
	(Dollars in Thousands)
Callable fixed rate notes, bearing interest of 6.00%, maturing on October 1, 2024	$147,000	$148,073

Callable step rate notes, bearing step increasing interest from 5.00% to 7.00% maturing on October 18, 2019	14,982	15,115

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing in February 28, 2012	6,531	6,624

Series B maturing in May 20, 2011	6,971	6,943

	$175,484	$176,755

10 — OTHER BORROWINGS

      Other borrowings consist of:

	March 31,	December 31,
	2005	2004
	(Dollars in Thousands)
Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.75% over three-month LIBOR (5.97% at March 31, 2005 and 5.25% at December 31, 2004)	$102,683	$102,659

Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.50% over three-month LIBOR (5.62% at March 31, 2005 and 5.02% at December 31, 2004)	128,866	128,866

	$231,549	$231,525

11 — SUBORDINATED NOTES

      On December 20, 1995, the Corporation issued 7.63% subordinated capital notes in the amount of $100 million maturing in December 20, 2005. The notes were issued at a discount. At March 31, 2005 the outstanding balance net of the unamortized discount and notes repurchased was $82.8 million (December 31, 2004-$82.8 million). Interest on the notes is payable semiannually and at maturity. The notes represent unsecured obligations of the Corporation ranking subordinate in right of payment to all existing and future senior debt including the claims of depositors and other general creditors. The notes may not be redeemed prior to their maturity.

      12 — SEGMENT INFORMATION

      The Corporation has four identified reportable segments: Retail Banking, Residential Mortgage, Treasury and Investments and Commercial and Corporate Banking . Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

      The Retail Banking segment is composed of the Corporation’s branches and loan centers together with the retail products of deposits and consumer loans. Consumer loans include loans such as personal, auto, credit card and small loans. Finance leases are also included in the Retail Banking. The Residential Mortgage segment is mainly composed of the Corporation’s residential mortgages business. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions. The Commercial and Corporate Banking segment is composed of commercial loans including commercial real estate and construction loans.

      The accounting policies of the segments are the same as those described in Note 2 of the Corporation’s financial statements for the year ended December 31, 2004 contained in the annual report of the Corporation on Form 10-K.

      The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses, other income and direct operating expenses. The segments are also evaluated based on the average volume of its earning assets plus valuation on investments available for sale, less the allowance for loan losses.

      The only intersegment transaction is the net transfer of funds between the Treasury and Investments segment and other segments. The Treasury and Investments segment sells funds to the Retail Banking, Residential Mortgage and Commercial and Corporate Banking segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by the Treasury and Investments segment are based on prevailing market rates.

      The following table presents information about the reportable segments (in thousands):

		Residential	Treasury and	Commercial and
	Retail	Mortgage	Investments	Corporate Banking	Other		Total
For the three-month period ended March 31, 2005:
Interest income	$47,322	$58,509	$59,956	$43,060			$208,847
Net (charge) credit for transfer of funds	15,801	(39,344)	47,068	(23,525)
Interest expense	(11,003)		(88,242)				(99,245)

Net interest income	52,120	19,165	18,782	19,535			109,602

Provision for loan losses	(4,961)	(1,083)		(4,910)			(10,954)
Other income	7,102	512	8,541	1,283		$2,180	19,618
Direct operating expenses	(23,181)	(3,609)	(643)	(3,113)		(878)	(31,424)

Segment income	$31,080	$14,985	$26,680	$12,795		$1,302	$86,842

Average earnings assets	$1,574,758	$4,870,185	$5,092,837	$3,233,627	$		$14,771,407

For the three-month period ended March 31, 2004:
Interest income	$41,920	$31,767	$46,650	$30,190			$150,527
Net (charge) credit for transfer of funds	8,954	(17,296)	17,546	(9,204)
Interest expense	(9,936)		(52,408)				(62,344)

Net interest income	40,938	14,471	11,788	20,986			88,183

Provision for loan losses	(6,798)	(400)		(6,002)			(13,200)
Other income	12,268	1,067	3,540	1,175		$1,968	20,018
Direct operating expenses	(19,227)	(2,384)	(562)	(2,068)		(428)	(24,669)

Segment income	$27,181	$12,754	$14,766	$14,091		$1,540	$70,332

Average earnings assets	$1,297,237	$2,970,689	$4,665,440	$2,788,167	$		$11,721,533

      The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income:
Total income for segments	$86,842	$70,332
Other operating expenses	(21,228)	(18,488)
Income taxes	(12,182)	(11,639)

Total consolidated net income	$53,432	$40,205

Average assets:
Total average earning assets for segments	$14,771,407	$11,721,533
Average non earning assets	456,303	440,361

Total consolidated average assets	$15,227,710	$12,161,894

13 — FIRST BANCORP (Holding Company Only) Financial Information

      The following condensed financial information presents the financial position of the Holding Company only at March 31, 2005 and December 31, 2004, and the results of its operations for the period ended on March 31, 2005.

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets
Cash and due from banks	$22,746	$18,050
Money market instruments	91,600	196,200

Investment securities available for sale, at market:
Mortgage backed securities	85,739	90,292
Equity investment	46,743	55,839

Total investment securities available for sale	132,482	146,131

Loans receivable	4,683	4,855
Investment in FirstBank Puerto Rico, at equity	1,183,601	1,168,862
Investment in FirstBank Insurance Agency, at equity	3,386	2,799
Investment in Ponce General	101,919
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Accrued Interest Receivable	332	309
Other assets	1,453	1,234

Total assets	$1,549,161	$1,545,399

Liabilities & Stockholders’ Equity

Liabilities:
Securities sold under agreements to repurchase	$77,198	$90,188
Other Borrowings	231,549	231,525
Accounts payable and other liabilities	6,529	775

Total liabilities	315,276	322,488

Commitments and contingencies
Stockholders’ equity:	1,233,885	1,222,911

Total liabilities and stockholders’ equity	$1,549,161	$1,545,399

Three Months Ended
March 31,
2005
(Dollars in thousands)
Income:
Interest income on investment securities	$2,113
Interest income on loans	70
Dividend from FirstBank Puerto Rico	16,745
Other income	203

19,131

Expense:
Federal funds purchased and repurchase agreements	483
Notes payable and other borrowings	3,053
Other operating expenses	258

3,794

Gain on sale of investments, net	2,961

Income before income tax provision and equity in undistributed earnings of subsidiaries	18,298

Income tax provision	8

Equity in undristributed earnings of subsidiaries	35,142

Net income	$53,432

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

      SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2005	2004
Condensed income statements (in thousands):
Interest income	$208,847	$150,527
Interest expense	99,245	62,344

Net interest income	109,602	88,183
Provision for loan losses	10,954	13,200

Net interest income after provision for loan losses	98,648	74,983
Other income	10,104	10,818
Gain on sale of investments, net	9,514	3,965
Gain on sale of credit card portfolio		5,236
Other operating expense	52,652	43,158

Income before income tax provision	65,614	51,844
Income tax provision	12,182	11,639

Net income	$53,432	$40,205

Net income available to common stockholders	$43,363	$30,136

Per common share results (basic and diluted):
Net income per common share-basic	$1.07	$0.75
Net income per common share-diluted	$1.04	$0.73
Cash dividends declared	$0.14	$0.12
Selected financial ratios (in percent):
Average yield on earning assets (1)	6.03	5.57
Cost of interest bearing liabilities	3.05	2.42
Interest rate spread (1)	2.98	3.15
Net interest margin (1)	3.33	3.45
Net income to average total assets	1.40	1.32
Net income to average total equity	17.35	14.56
Net income to average common equity	25.44	21.74
Average equity to average total assets	8.09	9.08
Dividend payout ratio	13.04	15.98
Efficiency ratio (2)	40.75	39.89

	March 31,	December 31,
	2005	2004
Regulatory capital ratios (in percent):
Total capital to risk weighted assets	13.62	14.89
Tier 1 capital to risk weighted assets	12.33	13.57
Tier 1 capital to average assets	8.91	9.25
Balance sheet data (in thousands):
Loans and loans held for sale	$10,968,182	$9,478,017
Allowance for loan losses	144,222	141,036
Investments	6,120,524	5,821,262
Total assets	17,383,906	15,619,817
Deposits	9,247,089	7,902,982
Borrowings	6,102,696	6,310,624
Total common equity	683,785	672,811
Total equity	1,233,885	1,222,911
Book value per common share	$16.93	$16.66
Number of full service branches	69	57

(1)	On a taxable equivalent basis.

(2)	Other operating expenses to the sum of net interest income and other income.

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

      For the quarter ended on March 31, 2005, the Corporation recorded earnings of $53.4 million or $1.07 per common share-basic and $1.04 per common share-diluted, as compared to earnings of $40.2 million or $0.75 per common share-basic and $0.73 per common share-diluted for the first quarter of 2004. Refer to Note 3 to the unaudited consolidated financial statements for a detail of the average shares used in the computation of basic and diluted earnings per share. These results represent an increase in diluted earnings per share of 42.5% for this quarter. Return on Assets and Return on Common Equity were 1.40% and 25.44% respectively, for the quarter as compared to 1.32% and 21.74%, respectively, for the same quarter of 2004.

      The Corporation’s net income for the first quarter of 2005, when compared with the same period in the previous year, reflected higher net interest income by $21.4 million. The increase was partially offset by a decrease in non-interest income, excluding gain on sale of securities, of approximately $400,000 and an increase in operating expenses of $9.5 million. The provision for loan losses decreased by $2.2 million, when compared with the same period in the previous year. These fluctuations are discussed throughout this Management’s Discussion and Analysis.

      The Corporation’s asset growth during the first quarter of 2005 was mainly driven by increases in the loan portfolios which increased by $1.5 billion and increases in the investments portfolio which also increased by $299 million for the period. While the loan portfolios continued to grow, specifically commercial and residential mortgages, non-performing assets, as a percentage of total assets, and loan charge-offs as a percentage of average loans, continued to decline. The increase in total loan receivable includes loans acquired as part of Ponce General Corporation’s acquisition, the loans acquired were mainly composed of residential mortgages amounting to approximately $444.9 million and auto loans amounting to approximately $12.3 million.

Net Interest Income

      Net interest income for the three-month period ended on March 31, 2005 increased by approximately $21.4 million as compared with the same period in 2004. On a tax equivalent basis, net interest income for the three-month period ended March 31, 2005 increased by approximately $20.6 million. The increase in net interest income was the result of significant increases in the average balance of interest earnings assets, and increase in the yield of the investment and loan portfolio’s, partially offset by an increase in the cost of funds. The average balance of interest earnings assets increased from $11.8 billion for the three-month period ended

March 31, 2004, to $14.9 billion for the three-month period ended March 31, 2005. The interest rate spread and net interest margin, on a taxable equivalent basis, amounted to 2.98% and 3.33%, respectively, for the first quarter of 2005 as compared to 3.15% and 3.45%, respectively, for the first quarter of 2004.

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

PART I

		Three months ended on March 31,
	Average volume		Interest income (1)/ expense		Average rate (1)
	2005	2004	2005	2004	2005	2004
	(Dollars in thousands)
Earning assets:
Money market investments	$314,865	$323,849	$1,867	$596	2.40%	0.74%
Government obligations (2)	1,953,561	1,182,421	34,308	15,338	7.12%	5.20%
Mortgage-backed securities	2,639,480	2,949,619	34,348	42,613	5.28%	5.79%
Corporate bonds	41,250	77,256	559	554	5.50%	2.88%
FHLB stock	74,624	43,544	485	156	2.64%	1.44%
Equity securities	34,186	47,319	138	151	1.64%	1.28%

Total investments (3)	5,057,966	4,624,008	71,705	59,408	5.75%	5.15%

Consumer loans	1,415,146	1,186,905	42,449	37,969	12.17%	12.83%
Residential real estate loans	4,877,271	2,975,115	59,005	32,234	4.91%	4.35%
Construction loans	424,099	343,228	6,608	4,071	6.32%	4.76%
Commercial loans	2,886,225	2,516,623	36,796	26,293	5.17%	4.19%
Finance leases	220,859	166,278	4,873	3,951	8.95%	9.53%

Total loans (4)	9,823,600	7,188,149	149,731	104,518	6.18%	5.83%

Total earning assets	$14,881,566	$11,812,157	$221,436	$163,926	6.03%	5.57%

Interest-bearing liabilities:
Deposits	$7,544,756	$6,099,674	$47,280	$27,047	2.54%	1.78%
Other borrowed funds	4,173,873	3,417,949	40,540	29,997	3.94%	3.52%
FHLB advances	1,468,844	797,885	11,425	5,300	3.15%	2.66%

Total interest bearing liabilities	$13,187,473	$10,315,508	$99,245	$62,344	3.05%	2.42%

Net interest income			$122,191	$101,582

Interest rate spread					2.98%	3.15%
Net interest margin					3.33%	3.45%

(1)	On a tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1- statutory tax rate of 39%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Valuation in investments available for sale is excluded from the average volumes.

(4)	Non-accruing loans are included in the average balances.

PART II

	Three months ended on March 31,
	2005 compared to 2004
	Variance	Variance
	due to	due to	Total
	volume	rate	variance
	(Dollars in thousands)
Interest income on earnings assets:
Money market investments	$(48)	$1,319	$1,271
Government obligations	12,116	6,854	18,970
Mortgage-backed securities	(4,471)	(3,794)	(8,265)
Corporate bonds	(381)	386	5
FHLB stock	152	177	329
Equity securities	(13)		(13)

Total investments	7,355	4,942	12,297

Consumer loans	6,889	(2,409)	4,480
Residential real estate loans	22,276	4,495	26,771
Construction loans	1,060	1,477	2,537
Commercial loans	4,052	6,451	10,503
Finance leases	1,232	(310)	922

Total loans	35,509	9,704	45,213

Total interest income	42,864	14,646	57,510

Interest expense on interest bearing liabilities:
Deposits	7,198	13,035	20,233
Other borrowed funds	6,854	3,689	10,543
FHLB advances	5,025	1,100	6,125

Total interest expense	19,077	17,824	36,901

Change in net interest income	$23,787	$(3,178)	$20,609

      Total interest income includes tax equivalent adjustments of $12.6 million and $13.4 million for the three-month periods ended on March 31, 2005 and 2004, respectively, which are based on the Puerto Rico statutory income tax rate. The adjustments have been made on debt securities (primarily United States and Puerto Rico government obligations), mortgage-backed securities and on loans guaranteed by United States and Puerto Rico government agencies which are generally exempt for income tax purposes. The computation considers the interest expense disallowance required by the Puerto Rico tax law.

Interest Income

      The Corporation’s interest income increased by $58.3 million for the three-month period ended on March 31, 2005, as compared to the same period for 2004. When adjusted to a taxable equivalent basis, interest income increased by $57.5 million for the three-month period ended on March 31, 2005, as compared to the same periods in 2004. The yield on earning assets, on a taxable equivalent basis, amounted to 6.03% and 5.57% for the three-month periods ended on March 31, 2005 and 2004, respectively. The increase in interest yield is mainly attributed to the re-pricing of variable rate loan portfolios and to the origination and purchase of new loans and investments at higher rates. The highest variances attributable to higher interest yields, when comparing the first quarter of 2005 with the same period last year, were noted in the residential real estate loans, commercial loans and government agency securities portfolios. The Federal Reserve Bank has increased interest rates by 175 basis points since June 2004 which explains the re-pricing, purchases and originations of interest bearing assets at higher rates.

      The average volume of earning assets increased by approximately $3.1 billion for the three-month period ended on March 31, 2005, as compared to the same period in 2004. The increase in average volumes was mainly noted in the loan portfolio which increased by approximately $2.6 billion for the three-month period ended March 31, 2005 as compared to the same period in 2004, most of which comes from increases in residential real estate and commercial loans. The increase in average volume is also due to an increase in government obligations and government agency securities portfolio which increased by $771 million for the three-month period ended on March 31, 2005 as compared to the same period in 2004.

      Starting this quarter, the Corporation has reclassified late charges and prepayment fees on loans as interest income, to conform with 2005 presentation. Previously, these fees were included as other income. This reclassification varies the net interest margin ratio. Net interest margin was 3.33% for the first quarter of 2005, as compared to 3.45% for the first quarter of 2004. Utilizing the previous calculation method, where late charges and prepayment fees were included under other income, net interest margin would have been 3.26% for the first quarter 2005, as compared to the previously reported 3.33% for the first quarter of 2004.

Interest Expense

      Interest expense increased by $36.9 million for the three-month period ended on March 31, 2005, as compared with the amount recorded in the same period of 2004. The increase is the result of volume increases in interest bearing liabilities to support the Corporation’s investment and loan portfolios growth and to increases in short term interest rates. Increase in the average volume of interest bearing liabilities resulted in an increase in interest expense due to volume of $19.1 million and in an increase due to rate of $17.8 million for the three-month period ended March 31, 2005, as compared to the same period in 2004. The cost of interest bearing liabilities increased from 2.42% for the three-month period ended on March 31, 2004 to 3.05% for the three-month period ended March 31, 2005. The increase in cost of funds was mostly due to an increase due to rate of $13.0 million in deposits mainly attributable to an increase in short term rates.

Provision and Allowance for Loan Losses

      For the three-month period ended on March 31, 2005, the Corporation provided $10.9 million for loan losses, as compared to $13.2 million for the same period of 2004. The decrease in the provision of approximately $2.2 million for the first quarter ended March 31, 2005 is due in part to the stability experienced in non-performing loans, resulting in a reduction in the charge offs. The provision for loan losses recorded for such periods was necessary to maintain the allowance for loan losses at a level that Management considers adequate to absorb probable losses incurred in the portfolio. The Corporation establishes the allowance for loan losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, the fair value of the underlying collateral, the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by Management. Although Management believes that the allowance for loan losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, Florida (USA), USVI or BVI economies may contribute to delinquencies and defaults, thus necessitating additional reserves.

      The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.

      Net charge offs were $9.1 million (0.37% of average loans) for the first quarter of 2005, as compared to $9.2 million (0.51% of average loans) for the first quarter of 2004. The improvement when compared to recent historical data is attributed to the Corporation’s underwriting, credit administration policies and effective credit risk management structure.

      The following table sets forth an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$141,036	$126,378
Provision for loan losses	10,954	13,200

Loans charged-off:
Residential real estate	(65)	(26)
Commercial and construction	(1,483)	(1,536)
Finance leases	(433)	(549)
Consumer	(8,597)	(8,585)

Total charge-offs	(10,578)	(10,696)

Recoveries of loans previously charged-off	1,447	1,475

Net charge-offs	(9,131)	(9,221)

Other Adjustments (1)	1,363

Allowance for loan losses, end of period	$144,222	$130,357

Allowance for loan losses to total loans	1.32%	1.75%
Net charge-offs annualized to average loans outstanding during the period	0.37%	0.51%

(1)	Other adjustment represents the carrying allowance of the loan portfolio acquired as part of the Ponce General acquisition.

Other Income

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Other fees on loans	$2,033	$2,116
Service charges on deposit accounts	2,690	2,783
Mortgage banking activities	510	1,545
Rental income	866	618
Other commissions and fees	142	306
Insurance income	2,079	1,486
Other operating income	2,847	2,388

Other income before net gain on sale of investments, gain on sale of credit cards portfolio and derivatives loss	11,167	11,242

Net gain on sale of investments and impairment losses	9,514	3,965
Gain on sale of credit cards portfolio		5,236
Derivatives loss	(1,063)	(424)

Total	$19,618	$20,019

      Other income primarily consists of fees on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities, gains on mortgage banking activities, net gains on sale of investments, and derivatives gains or losses. Other income for the three-month period ended March 31, 2005 amounted to approximately $19.6 million as compared to approximately $20.0 million for the same period in 2004. Other income, excluding the net gains on sales of investments, gain on sale of a credit card portfolio, and derivatives gain (loss), amounted to $11.2 million for the quarters ended March 31, 2005 and 2004. The most significant variance was a decrease in mortgage banking activities partially offset by an increase in income from the corporations’ insurance business.

      For March 2005 the Corporation reclassified late charges, penalties on early cancellation of loans and dividends on equity securities to interest income to conform with accounting and regulatory standards. The 2004 financial statements were reclassified to conform with 2005 presentation.

      Other fees on loans include mainly fees generated from the credit card portfolios.

      Service charges on deposit accounts include monthly fees on deposit accounts and fees on returned and paid check charges.

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

      Insurance income consists of insurance commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the USVI, FirstBank Insurance V.I., Inc. These subsidiaries offer a wide variety of insurance business through cross selling strategies, marketing effort and strategic locations of sale offices.

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

      The net derivatives loss is composed of an unrealized gain of approximately $395,000 million due to the adjustment to the fair value of a portfolio of swaps that does not qualify for hedge accounting, negative net interest settlements on these swaps that do not qualify for hedge accounting of approximately $209,000 and to an unrealized loss of approximately $1.2 million determined on the valuation of cap contracts that have been designated as trading “economic hedges” and are mark to market through earnings.

Other Operating Expenses

      The following table presents the detail of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Salaries and benefits	$23,605	$19,986
Occupancy and equipment	10,342	9,383
Deposit insurance premium	270	241
Other taxes, insurance and supervisory fees	3,063	2,783
Professional, servicing and processing fees	3,032	1,747
Business promotion	4,548	3,469
Communications	1,977	1,778
Expense of daily rental vehicles	623	460
Other	5,192	3,311

Total	$52,652	$43,158

      Operating expenses increased to $52.7 million for the three-month period ended on March 31, 2005, as compared to $43.2 million for the same period of 2004. The increase in operating expenses for 2005 is in part attributable to increases in personnel costs, as a result of new branches, strategies and general growth, as well as additional occupancy and equipment expenses from expansion of operational support functions and continued technology enhancement to support the growth of the Corporation, and to strong advertising and business promotion costs to support new products and services, especially First Mortgage, the Bank’s mortgage banking subsidiary. The operating expenses also increased due to professional fees related to Sarbanes Oxley Act, valuations to other real estate owned and to increases in legal cases reserves and sundry losses.

      Management’s goal is to limit expenditures to those that directly contribute to increase the efficiency, service quality and profitability of the Corporation. This control over other operating expenses has been an important factor contributing to the improvement of earnings in recent years. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income, other income and gain on sale of investments, net, was 40.75% for the three-month period ended March 31, 2005 as compared to 39.89% for the same period last year, and remains one of the best in the industry.

      For the three-month periods ended on March 31, 2005 and March 31, 2004, other operating expenses include a core deposit intangible amortization of approximately of $599,000. The estimated aggregate amortization expense of core deposit intangible assets for the current year 2005 is approximately $3.4 million and $3.7 million for the three succeeding years (2006, 2007 and 2008), $3.5 million for the fourth year (2009) and $2.7 million for the fifth year (2010). These estimated amortizations considered the core deposit intangible recognized as pat of the acquisition of Ponce General Corporation.

Provision for Income Tax

      The provision for income tax amounted to $12.2 million (or 18.6% of pretax earnings) for the three-month period ended on March 31, 2005 as compared to approximately $11.6 million (or 22.4% of pretax earnings) for the same period in 2004. The decrease in the effective income tax rate is mainly attributed to the increase in the investment securities held by the Corporation’s international banking entities.

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

      FINANCIAL CONDITION

Assets

      Total assets as of March 31, 2005 amounted to $17.4 billion, an increase of $1.8 billion as compared to total assets as of December 31, 2004 of $15.6 billion. The increase was mainly the result of an increase of approximately $1.5 billion in total loans and an increase of approximately $299 million in total investments including money market investments. The increases in loans receivable and investments portfolio (including money market instruments) include loans and investments acquired as part of Ponce General Corporation’s acquisition, these amounted to approximately $476 million and $59 million, respectively, at acquisition date.

Loans receivable

      The composition of loans receivable is as follows:

	March 31,	December 31,	Increase
	2005	2004	(Decrease)
	(Dollars in thousands)
Residential real estate loans	$5,556,824	$4,684,575	$872,249

Commercial real estate loans	1,232,246	943,497	288,749
Construction loans	478,429	401,373	77,056
Commercial loans	1,992,171	1,862,240	129,931

Total commercial loans	3,702,846	3,207,110	495,736

Finance leases	229,472	214,663	14,809
Consumer and other loans	1,479,040	1,371,669	107,371

Total	$10,968,182	$9,478,017	$1,490,165

      The Corporation’s lending operations have continued to grow specifically in commercial and residential mortgages. The commercial loan portfolio grew by $495.7 million and the residential real estate loans grew by $872.2 million as compared to December 31, 2004. Loans receivable as of March 31, 2005 include $476 million of loans acquired as part of Ponce General Corporation acquisition, composed mainly of $426 million of residential and commercial mortgages. These loans acquired are included as part of portfolio increases detailed above. A significant portion of the increase in residential mortgage loans is related to bulk purchases of residential real estate loans from mortgage bankers doing business in Puerto Rico, which yield a variable rate to the Bank.

      Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $14.8 million, and consumer loans increase by $107.3 million including approximately $22 million acquired on Ponce General Corporations’ acquisition, for the three-month period ended March 31, 2005, as compared to December 31, 2004.

Investment Activities

      The Corporation’s investment portfolio at March 31, 2005 amounted to $6.1 billion, an increase of $299.2 million when compared with the investment portfolio of $5.8 billion at December 31, 2004. During the first quarter of 2005 the Corporation invested a portion of the proceeds from securities called during 2004 and securities called early during the first quarter of 2005, in 17 year 5.75% coupon FNMA callable bonds amounting to approximately $700 million and in 10 year 4.00% US Treasury notes amounting to approximately $300 million. The income generated on these purchases is exempt from income taxes therefore, management believes that although interest rates might be higher in the future, the tax equivalent yield of these purchases is attractive.

      As part of Ponce General’s acquisition the Corporation acquired a small portfolio of investment securities classified as held to maturity on UniBank’s, Ponce General’s banking subsidiary, financial statement of condition amounting to approximately $34 million. This portfolio was reclassified to available for sale, as permitted by accounting standards, since the characteristics of this portfolio did not conform in its majority to the Corporation’s investment policies. The reclassification was done shortly after the acquisition on April 2005.

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

      At March 31, 2005, total non-performing assets amounted to $104.5 million (0.60% of total assets) as compared to $108.6 million (0.70% of total assets) at December 31, 2004 and $100.8 million (0.80% of total assets) at December 31, 2003. The Corporation’s allowance for loan losses to non-performing loans ratio was 162.19% at March 31, 2005 as compared to 153.86% and 147.77% at December 31, 2004 and 2003, respectively.

      Past due loans are loans delinquent 90 days or more as to principal and/or interest and which are still accruing interest.

      Non-performing loans as of March 31, 2005 were $88.9 million (0.81% of total loans), as compared to $91.7 million (0.97% of total loans) and $85.5 million (1.21% of total loans) as of December 31, 2004 and December 31, 2003, respectively. The non-performing loans amount has stabilized despite substantial increases in the Corporation’s portfolios, as a normal result of the Corporation’s prudent underwriting policy and credit risk management infrastructure.

      The following table presents non-performing assets at the dates indicated:

	March 31,	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Non-accruing loans:
Residential real estate	$34,448	$31,577	$26,327
Commercial, commercial real estate and construction	29,794	32,454	38,304
Finance leases	2,458	2,212	3,181
Consumer	22,219	25,422	17,713

	88,919	91,665	85,525

Other real estate owned	8,299	9,649	4,617
Other repossessed property	7,287	7,291	6,879
Investment securities			3,750

Total non-performing assets	$104,505	$108,605	$100,771

Past due loans	$31,237	$18,359	$23,493
Non-performing assets to total assets	0.60%	0.70%	0.80%
Non-performing loans to total loans	0.81%	0.97%	1.21%
Allowance for loan losses	$144,222	$141,036	$126,378
Allowance to total non-performing loans	162.19%	153.86%	147.77%

Non-accruing Loans

      Residential Real Estate Loans - The Corporation classifies real estate loans in non-accruing status when interest and principal have not been received in a period of 90 days or more. Even though these loans are in non-accruing status, Management considers, based on the value of the underlying collateral and the loan to value ratios and historical experience, that no material losses will be incurred in this portfolio. Non-accruing residential real estate loans amounted to $34.4 million (0.62% of total residential real estate loans) at March 31, 2005, as compared to $31.6 million (0.67% of total residential real estate loans) and $26.3 million (0.92% of total residential real estate loans) at December 31, 2004 and 2003, respectively. At March 31, 2005, there was one non-accruing residential real estate loan over $1 million, for a total of $1.8 million.

      Commercial Loans - The Corporation places commercial loans (including commercial real estate and construction loans) in non-accruing status when interest and principal have not been received in a period of 90 days or more. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral. Non-accruing commercial loans amounted to $29.8 million (0.80% of total commercial loans) at March 31, 2005 as compared to $32.5 million (1.01% of total commercial loans) and $38.3 million (1.35% of total commercial loans) at December 31, 2004 and 2003, respectively. At March 31, 2005, there were six non-accruing commercial loans over $1 million, for a total of $12.0 million.

      Finance Leases - Finance leases are classified in non-accruing status when interest and principal have not been received in a period of 90 days or more. Non-accruing finance leases amounted to $2.5 million (1.07% of total finance leases) at March 31, 2005, as compared to $2.2 million (1.03% of total finance leases) and $3.2 million (1.97% of total finance leases) at December 31, 2004 and 2003, respectively.

      Consumer Loans - Consumer loans are classified in non accruing status when interest and principal have not been received in a period of 90 days or more in auto, boat and home equity reserve loans, 120 days or more in personal loans (including small loans) and 180 days or more in credit cards and personal lines of credit.

      Non-accruing consumer loans amounted to $22.2 million (1.50% of the total consumer loan portfolio) at March 31, 2005, as compared to $25.4 million (or 1.85% of the total consumer loan portfolio) and $17.7 million (or 1.51% of the total consumer loan portfolio) at December 31, 2004 and December 31, 2003, respectively. Delinquencies in this portfolio have stabilized during the past year.

Other Real Estate Owned (OREO)

      OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell off the real estate at the date of acquisition (estimated realizable value).

Other Repossessed Property

      The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.

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

      As of March 31, 2005, total liabilities amounted to $16.2 billion, an increase of $1.8 billion as compared to $14.4 billion as of December 31, 2004. The net increase in total liabilities was mainly due to: (1) an increase of $1.3 billion in total deposits, (2) an increase of $78.3 million in federal funds and securities sold under agreements to repurchase, (3) an increase of approximately $1 million in Bank acceptance outstanding, (4) an increase of $537.5 million in payable for unsettled investment trade, (5) an increase of $78.6 million in accounts payable and other liabilities, (6) net of a decrease of $285 million in advances from FHLB, (7) and a decrease of $1.3 million in notes payable.

      The Corporation maintains unsecured standby lines of credit with other banks. At March 31, 2005 the Corporation’s total unused lines of credit with these banks amounted to approximately $220 million. At March 31, 2005, the Corporation had an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $251.7 million.

      The Bank is in the process of negotiating the eligibility of collateral of certain mortgage loans serviced by others that are pledged to the Federal Home Loan Bank. In the event that the Bank does not reach an agreement, it may have to replace approximately $1.5 billion of mortgage loans with other eligible collateral. Management understands that the Bank has ample liquidity resources to replace this funding and/or replace collateral within a reasonable period of time.

Capital

      Total stockholders’ equity as of March 31, 2005 amounted to $1.2 billion, increasing by $11.0 million from the amount as of December 31, 2004. The increase was mainly the result of earnings for the period ended on March 31, 2005 of $53.4 million, the proceeds from the issuance of 10,725 shares of common stock through the exercise of stock options which were approximately $181,720, reduced by the change in the other comprehensive income for the period of $26.9 million, and reduced by dividends paid of $15.7 million.

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

      At March 31, 2005 and December 31, 2004, the most recent notification from the FDIC and OTS, categorized FirstBank and UniBank, respectively, as well-capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized the FirstBank and UniBank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no conditions or events since that date that have changed that classification.

      The Corporation’s and its banking subsidiaries s regulatory capital positions were as follows:

			Regulatory requirement
			For capital		To be
	Actual		adequacy purposes		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2005
Total Capital (to Risk Weighted Assets) First Bancorp	$1,484,815	13.62%	$872,362	8%	N/A	N/A
FirstBank	$1,241,993	11.84%	$839,083	8%	$1,048,853	10%
UniBank	$48,941	12.12%	$32,293	8%	$40,366	10%

Tier I Capital (to Risk Weighted Assets) First Bancorp	$1,344,877	12.33%	$436,181	4%	N/A	N/A
FirstBank	$1,110,347	10.59%	$419,541	4%	$629,312	6%
UniBank	$47,578	11.79%	$16,146	4%	$24,219	6%

Tier I Capital (to Average Assets) First Bancorp	$1,344,877	8.91%	$452,891	3%	N/A	N/A
FirstBank	$1,110,347	7.38%	$451,409	3%	$752,349	5%
UniBank	$47,578	9.17%	$15,562	3%	$25,937	5%

At December 31, 2004
Total Capital (to Risk Weighted Assets) First Bancorp	$1,466,159	14.89%	$787,743	8%	N/A	N/A
FirstBank	$1,197,408	12.28%	$779,774	8%	$974,718	10%

Tier I Capital (to Risk Weighted Assets) First Bancorp	$1,335,853	13.57%	$393,872	4%	N/A	N/A
FirstBank	$1,075,265	11.03%	$389,887	4%	$584,831	6%

Tier I Capital (to Average Assets) First Bancorp	$1,335,853	9.25%	$433,166	3%	N/A	N/A
FirstBank	$1,075,265	7.50%	$430,360	3%	$717,267	5%

Dividends

      During the period ended March 31, 2005, the Corporation declared a quarterly cash dividend of $0.14 per common share representing a 16.7% increase over the quarterly cash dividend of $0.12 per common share declared for the same period in 2004. Total dividends declared per common share for the three-month period ended on March 31, 2005 amounted to $5.7 million for an annualized dividend payout ratio of 13.04% as compared to $4.8 million for the period ended March 31, 2004 (or a 15.98% dividend payout ratio). Dividends declared on preferred stock amounted to approximately $10.1 million for the three-month period ended on March 31, 2005 as compared to $10.1 million for the same period last year.

Contractual Obligations and Commitments

      The following table presents a detail of the maturities of contractual debt obligations, commitments to purchase loans, and commitments to extend credit:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in Thousands)
Contractual Obligations:
Cerificates of Deposit	$7,071,125	$2,337,550	$593,764	$475,305	$3,664,506
Federal funds purchased and securities sold under agreements to repurchase	4,299,840	1,393,880	650,000	387,500	1,868,460
Advances from FHLB	1,313,000	930,000	139,000		244,000
Subordinated Notes	82,823	82,823

Total Contractual Obligations	$12,766,788	$4,744,253	$1,382,764	$862,805	$5,776,966

Commitments to Purchase Mortgage Loans	$1,650,000	$450,000	$1,200,000

Other Commitments:
Lines of Credit	$167,017	$167,017
Standby Letters of Credit	104,058	104,058
Other Commercial Commitments	1,367,361	1,367,361

Total Commercial Commitments	$1,638,436	$1,638,436

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

      The Corporation has obligations to make future payments under lease agreements. The Corporation also has other contractual obligations mainly resulting from contracts for rent and maintenance of equipment. The maturities of these commitments are included on page 48 of the Corporation’s annual report to security holders for the year ended December 31, 2004.

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

      A large portion of the Corporation’s funding represents retail brokered certificates of deposit gathered by the Bank subsidiary. In the event that the Corporation falls under the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Bank currently complies with the minimum requirements of ratios for a “well capitalized” institution and does not foresee falling below required levels to issue brokered deposits. Brokered certificates of deposit amounted approximately to $5.4 billion at March 31, 2005 (December 31, 2004-$4.5 billion).

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

      The day-to-day management of interest rate risk, as well as liquidity management and other related matters, is assigned to the Asset Liability Management and Investment Committee of FirstBank (ALCO). The ALCO is composed of the following officers: President and CEO, the Senior Executive Vice President and CFO, the Executive Vice President for Consumer Banking, the Senior Vice President of Treasury and Investments and the Economist. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company, including a stock portfolio which had a book value of $46.7 million at March 31, 2005. This Committee meets weekly and has the same membership as the ALCO Committee described previously.

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

      The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points. Simulations were carried out in two ways:

(1)	using a balance sheet which is assumed to be at the same levels existing on the simulation date, and assuming new investment repayments are reinvested in similar instruments

(2)	using a balance sheet which has growth patterns and strategies similar to those which have occurred in the recent past, and assuming investment repayments are reinvested in similar instruments

      These simulations assume gradual upward or downward movements of interest rates over the year of projection, with the change totaling 200 basis points at the end of the twelve-month period. The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. Both scenarios assume the reinvestment of mortgage-backed securities prepayments, as well as the replacement of other securities which are called away or sold during the projection period. All computations are done on a tax equivalent basis, including the effects of the changing cost of funds on the tax-exempt spreads of certain investments. The projections are carried out for First BanCorp on a consolidated basis.

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

      Assuming a no growth balance sheet with new investment repayments reinvested in similar instruments (see simulation (1) above), as of March 31, 2005, tax equivalent net interest income projected for the next twelve-month period would fall by $24.2 million (4.07%) under a rising rate scenario and would decrease by $9.2 million (1.55%) under falling rates.

      The same simulations were also carried out assuming that the Corporation would grow (see simulation (2) above). As of March 31, 2005 the growing balance sheet simulations indicate that tax equivalent net interest income projected for the next twelve-months would fall by $23.6 million (3.81%) under a rising rate scenario and would decrease by $10.0 million (1.62%) with falling rates.

      The simulations for March 31, 2005 showed an increase in the projected net interest income under a no-growth, flat rate scenario from $485 million to $596 million on a taxable equivalent basis, when compared to the December 31 simulations. This change was partly attributable to the growth of the Bank’s loan and investment portfolios. Also, the December projections assumed that all existing callable securities would be called away in the flat rate scenarios, while the March projections assumed, based on market conditions at the time of the simulations, that no calls would occur under flat rates. The March 31 projections also included interest income and expenses from UniBank, a new acquisition which was not included in the prior simulations; additional operating expenses of this new operation were not incorporated into the simulations because exposures are based on net interest income rather than net income.

Changes in statutes and regulations, including tax laws and rules

      The Corporation, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to federal and local governmental supervision and regulation relating to its banking and insurance business. The Corporation also benefits from favorable tax treatment under regulations relating to the activities of its international banking entities. In addition, there are laws and other regulations that restrict transactions between the Corporation and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislatures, could adversely affect the Corporation’s results of operations and financial condition.

      Recently, the Puerto Rico Treasury Department submitted to the Governor of Puerto Rico a draft of a proposal to impose a transitory additional special tax of 4% on net interest income, as defined, applicable to Puerto Rico financial institutions. This transitory additional tax, if approved, is expected to be in effect for two years. The proposal excludes from the definition of net interest income, exempt interest earned from obligations of the United States , of any state or territory of the United States or political subdivision, the District of Columbia, the Commonwealth of Puerto Rico or any instrumentality or political subdivision; including all interest expense allocable to such exempt interest income.

      The proposal is subject to review and approval by the Governor and the Puerto Rico Legislature. There is no assurance that this proposal will be approved or changes made before it is signed into law. The Corporation estimated that the effect of this proposal, based on year 2004 actual results of operations, would have resulted in an additional tax in the range of approximately $12 million to $14 million for year 2004. The final impact of this proposal will depend on the final bill, if approved.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures - The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure and controls and procedures (as defined in Exchange Act Rules 13a015(e) and 15d-14(e)), have concluded that, as of March 31, 2005, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by other within those entities. Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation concluded an evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a015(e) and 15d-14(e)). Based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Corporation’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries required to be included in the Corporation’s periodic filings under the Exchange Act would be made known to them by other within those entities.

      Internal Controls over Financial Reporting — During the quarter ended March 31, 2005, there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      During the quarter and three-month period ended March 31, 2005 the Corporation did not repurchase any of its securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 28, 2005 First BanCorp held its annual meeting of stockholders. The number of shares present in person and/or by proxy at such meeting was 37,644,661 representing 93% of the 40,393,155 shares of common stock issued and outstanding on March 14, 2005, which was the record date for the determination of the stockholders entitled to vote at the meeting.

      The following was voted upon at the Annual Meeting of Stockholders:

(a)	The election of the following directors:

	For	Withheld
Annie Astor-Carbonell	37,005,125	639,536
Jorge L. Díaz-Irizarry	36,129,639	1,515,022
José Menéndez Cortada	36,129,539	1,515,122

      The following are the directors whose terms of office continue:

Angel Alvarez-Pérez
José Julián Alvarez Bracero
José L. Ferrer-Canals
Richard Reiss Huyke
José Teixidor-Méndez
Sharee Ann Umpierre-Catinchi

(b)	Ratification of the appointment of PricewaterhouseCoopers as the Corporation’s Independent Registered Public Accounting Firm for fiscal year 2005.

      The appointment of PricewaterhouseCoopers was ratified as follows:

For	36,160,779
Against	1,407,676
Abstain	76,206

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS

      A-Exhibits

      31.1 – Sarbanes Oxley Act Section 302 Certification

      31.2 – Sarbanes Oxley Act Section 302 Certification

      32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2004.

      32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

      B-Reports on Form 8-K

      On April 20, 2005 the Corporation furnished a current report on Form 8-K announcing its unaudited results of operations for the first quarter and three-month period ended March 31, 2005.

      On March 31, 2005 the Corporation issued a Press Release on Form 8-K announcing its acquisition of Ponce General Corporation and its subsidiaries UniBank and Ponce Realty Corporation.

      On March 15, 2005, as required by Section 306 of the Sarbanes Oxley Act and Section 245.104 of the Securities and Exchange Commission’s Regulation BTR, the Corporation filed a Form 8-K with the Securities and Exchange Commission to inform of a temporary suspension of trading under the FirstBank 401(k) Retirement Plan (“blackout trading restriction period”).

      On January 31, 2005 the Corporation furnished a current report on Form 8-K announcing its unaudited results of operations for the fourth quarter and year ended December 31, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

First BanCorp. Registrant
Date: May 10, 2005	By:	/s/ Angel Alvarez-Pérez
Angel Alvarez-Pérez, Esq.
Chairman, President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Annie Astor-Carbonell
Annie Astor-Carbonell
Senior Executive Vice President and Chief Financial Officer