Form 10-K/A
period 2004-12-31
FIRST BANCORP /PR/
filed 2006-09-26
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K / A
(Amendment No. 1)
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
NONE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2004 (the last day of the registrant’s most recently completed second quarter) was $1,524,147,000 based on the closing price of $40.75 per share of common stock on the New York Stock Exchange on June 30, 2004. (see Note 1 below)
The number of shares outstanding of the registrant’s common stock, as of March 1, 2005 was:
Common stock, par value $1.00 – 40,390,655.
Documents Incorporated by Reference *

*	PART III Items 10, 11, 12, 13 and 14 that were included in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 have not been included herein.
     Note 1-The registrant had no nonvoting common equity outstanding as of June 30, 2004. In calculating the aggregate market value of the common stock held by non affiliates of the registrant, registrant has treated as common stock held by affiliates only common stock of the registrant held by its principal executive officer and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

FIRST BANCORP
2004 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

PART I

Item 1. Business	5
Item 2. Properties *
Item 3. Legal Proceedings	35
Item 4. Submission of Matters to a Vote of Security Holders *

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6. Selected Financial Data	39
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	84
Item 8. Financial Statements and Supplementary Data	88
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure *
Item 9A. Controls and Procedures	97
Item 9B. Other Information *

PART III

Item 10. Directors and Executive Officers of the Registrant *
Item 11. Executive Compensation *
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13. Certain Relationships and Related Transactions*
Item 14. Principal Accountant Fees and Services*

PART IV

Item 15. Exhibits, Financial Statement Schedules*	205

SIGNATURES	206
EX-31.1 302 CERTIFICATION OF CEO
EX-31.2 302 CERTIFICATION OF CFO
EX-32.1 906 CERTIFICATION OF CEO
EX-32.2 906 CERTIFICATION OF CFO

*	Part I Items 2 and 4, Part II Items 9 and 9B, Part III Items 10, 11, 12, 13 and 14, and the Exhibit Index in Part IV Item 15, including certain Exhibits that were included in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 have not been included herein because they have not been amended. Copies may be obtained electronically through First BanCorp’s website at www.firstbankpr.com or from the Chief Accounting Officer, First BanCorp, 1519 Ponce de Leon Ave. PO Box 9146, San Juan, Puerto Rico 00908-0146. Part III Items 10, 11, 12, 13 and 14 were included in First BanCorp’s Definitive Proxy Statement used in connection with First BanCorp’s 2005 Annual Meeting of Stockholders.

EXPLANATORY NOTE
     This Amendment No. 1 to First BanCorp.’s (the “Corporation” or “First BanCorp”) Annual Report on Form 10-K for the year ended December 31, 2004 (the “Amended Form 10-K”) is being filed to reflect the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, the unaudited selected quarterly financial information for each quarter in the fiscal years ended December 31, 2004 and 2003, and the five-year financial data in the Selected Financial Data included in the Form 10-K for fiscal year ended December 31, 2004 originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 (the “Original Filing”). As previously announced on December 13, 2005, the Corporation determined that previously filed interim unaudited and annual audited financial statements should no longer be relied upon and that the Corporation needed to restate these previously issued financial statements. The need for the restatement was announced after the Corporation concluded that it was necessary to correct its accounting for all of the mortgage-related transactions in bulk (“mortgage-related transactions”) that it entered into with Doral Financial Corporation (“Doral”) and R&G Financial Corporation (“R&G”) and for interest rate swaps that it accounted for as hedges using the short-cut method. The “mortgage-related transactions” are comprised of previously classified purchases of mortgage loans and purchases of pass-through trust certificates.
     Included in this Amended Form 10-K, in addition to corrections related to the accounting for the mortgage–related transactions and the accounting for certain interest rate swaps, are corrections relating to other accounting practices. For a more detailed description of the financial impact of the restatement, see Note 1, “Restatement of Previously Issued Financial Statements,” to the accompanying audited consolidated financial statements and “Restatement of Previously Issued Financial Statements” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Amended Form 10-K.
     This Amended Form 10-K amends and restates Items 1 and 3 of Part I, Items 5, 6, 7, 7A and 8 of Part II and Item 15 of Part IV of the Original Filing. In addition, the Corporation is amending Item 9A of Part II to restate its conclusions regarding the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of December 31, 2004. These items have been amended to reflect the effects of the restatement and, unless otherwise indicated, have not been updated to reflect other events occurring after the filing of the Original Filing.
     Following the filing of this Amended Form 10-K, the Corporation will file its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, annual report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.
     Following the August 1, 2005 announcement of the review of accounting records, a number of significant events occurred. Refer to the Subsequent Events section for a detail of significant events.

Forward Looking Statements
          This Form 10-K/A and the information incorporated by reference into this Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K/A or future filings by First BanCorp with the Securities and Exchange Commission, in the Corporation’s press releases or in other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” “look forward”, “believes” and similar expressions are meant to identify “forward-looking statements.”
          First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could affect the Corporation’s financial performance and could cause actual results for future periods to materially differ from those contained in any “forward looking statement.” Such factors include, but are not limited to, the following:
•	risks arising from material weaknesses in the Corporation’s internal control over financial reporting;

•	risks associated with the Corporation’s inability to prepare and timely submit regulatory filings;

•	risks associated with an adverse outcome of certain governmental inquiries, including the ongoing SEC inquiry;

•	the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and performance of the financial markets, which may affect demand for the products and services and the value of the Corporation’s assets, including the value of the undesignated portion of the interest rate swaps that hedge the interest rate risk mainly relating to brokered certificates of deposit, medium-term notes, and commercial loans or from the ineffectiveness of such hedges;

•	credit and other risks of lending and investment activities;

•	ability to fund operations and maintain liquidity;

•	ability to return to normal financial reporting;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with the ongoing shareholder litigation against the Corporation;

•	potential further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands;

•	the impact of possible special taxes imposed by the Puerto Rico government;

•	regional and national economic conditions.
          The Corporation does not undertake, and specifically disclaims any obligation, to update any “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

PART I
Item 1. Business
GENERAL
     First BanCorp (“the Corporation”) is a publicly-owned financial holding corporation that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the financial holding company for FirstBank Puerto Rico (“FirstBank”).
     First BanCorp is engaged in the banking business and provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2004, the Corporation offered its services through its two direct wholly-owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. In addition, First BanCorp owned sixty percent of “Grupo Empresas de Servicios Financieros” (d/b/a PR Finance Group), an auto loan finance Corporation with focus on the used car market. As of December 31, 2004, First BanCorp had total assets of $15.6 billion, total deposits of $7.9 billion and total stockholder’s equity of $1.2 billion.
     FirstBank is a Puerto Rico-chartered commercial bank and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “Commissioner”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the Savings Association Insurance Fund. The Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board and by the British Virgin Islands Financial Services Commission. FirstBank’s loan agency in the State of Florida is regulated by the Office of Financial Regulation of the State of Florida, the Federal Reserve Bank of Atlanta and Federal Reserve Bank of New York. FirstBank Insurance Agency, Inc. is subject to supervision, examination and regulation by the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.
     As of December 31, 2004, FirstBank conducted its business through its main offices located in San Juan, Puerto Rico, forty-five full service banking branches in Puerto Rico, twelve branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Coral Gables, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing and daily rental corporation with nine offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance corporation with thirty-one offices in Puerto Rico; FirstMortgage, Inc., a residential mortgage loan origination corporation with twenty-three offices in FirstBank branches and at stand alone sites and FirstBank Overseas Corporation, an international banking entity under the International Banking Entity Act of Puerto Rico. As of December 31, 2004, FirstBank had three subsidiaries with operations outside of Puerto Rico; First Insurance Agency, Inc., an insurance agency with three offices that sell insurance products in the USVI; First Trade, Inc., which provides foreign sales corporation management services with an office in the USVI and an office in Barbados; and First Express, Inc., a small loans corporation with three offices in the USVI.

BUSINESS SEGMENTS
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent the Board of Directors, the operating segments are driven primarily by the legal entities.
     The Corporation has four reportable segments: Consumer (Retail), Commercial and Corporate Banking, Mortgage Banking and Treasury and Investments. These segments are described below:
Consumer
     The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. Loans to consumers include auto, credit card and personal loans. Deposit products include checking and savings accounts, Individual Retirement Accounts (IRA), certificates of deposits. Retail deposits gathered through each branch of the FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.
     Consumer lending growth has been mainly driven by auto loan originations. The growth of these portfolios has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which is the foundation of a successful auto loan generation operation. The Corporation will continue to strengthen the commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation and which are managed as part of the consumer banking activities.
     Personal loans, and to a lesser extent marine financing and a small credit card portfolio also contribute to interest income generated on consumer lending. Management plans to continue active in the consumer loan market applying the Corporation’s strict underwriting standards.
Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized industries such as healthcare, tourism, financial institutions, food and beverage, shopping centers and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of this portfolio is collateralized by commercial real estate. Although commercial loans involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and continues to develop an effective credit risk management infrastructure that mitigates potential losses associated with commercial lending, including strong underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.
Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loans products. Originations are sourced through different channels such as branches, mortgage brokers, real estate brokers, and in association with new project developers.

FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (FHA), Veterans Administration (VA) and Rural Development (RD) standards. Loans originated that meet FHA standards qualify for the federal agency’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies. Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are real estate loans that meet the standards for sale under the Fannie Mae and Freddie Mac programs whereas loans that do not meet the standards are referred to as non-conforming real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster, simpler and at competitive prices.
     The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. From time to time, conforming loans are typically sold to secondary buyers like Fannie Mae and Freddie Mac.
Treasury and Investments
The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment sells funds to Commercial and Corporate Banking, Mortgage Banking, and Consumer Lending segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Treasury and Investments are based on market rates.
     For information regarding First BanCorp’s operating segments, please refer to note 31 - “Segment Information” to the Corporation’s financial statements for the year ended December 31, 2004 included in Item 8 of this Form 10-K/A.
Employees
     At December 31, 2004, the Corporation employed 2,237 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.
SUBSEQUENT EVENTS
Audit Committee Review
     As previously announced on August 1, 2005, the Audit Committee (the “Committee”) of the Corporation determined that the Committee should review the background and accounting for certain mortgage-related transactions that FirstBank had entered into between 1999 and 2005. The Committee retained the law firms of Clifford Chance U.S. LLP and Martínez Odell & Calabria and forensic accountants FTI Consulting Inc. to assist the Committee in its review. Subsequent to the announcement of the review, a number of significant events occurred, including the announcement of the restatement and other events described below. In August 2006, the Committee completed its review.
Governmental Action
     SEC
•	On August 11, 2005, the Corporation received an SEC comment letter (the “Comment Letter”) pertaining to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 and its Form 10-Q for the fiscal quarter ended March 31, 2005. The Corporation will submit a response to the Comment Letter in connection with its filing of this Amended 10-K given that the majority of the comments relate to matters that were reviewed by management and the Audit Committee and are reflected in the financial statements set forth in this Amended Form 10-K.
•	On August 23, 2005, the Corporation received a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. The inquiry pertains to, among other things, the accounting for mortgage-related transactions with Doral and R&G during the calendar years 1999 through 2005.

•	On October 21, 2005, the Corporation announced that the SEC issued a formal order of investigation in its ongoing inquiry of the Corporation. The Corporation is cooperating with the SEC in connection with this investigation.
     Banking Regulatory Matters
•	Beginning in the Fall of 2005, the Corporation received inquiries from federal banking regulators regarding the status and impact of the restatement and related safety and soundness concerns.

•	On December 6, 2005, the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“OCIF”), determined that the Corporation was in violation of the lending limit requirements of Section 17(a) of the Puerto Rico Bank Act (“the Act”) which governs the amount a bank may lend to a single person, group or related entity. The Act also authorizes the OCIF to determine other components which may be considered as part of a bank’s capital for purposes of establishing its lending limit. After consideration of other components, the OCIF authorized the Corporation to retain the secured loans of Doral and R&G as these loans are secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Puerto Rico Bank Act.

•	On December 7, 2005, the Corporation was advised by the FDIC that the revised classification of the mortgage-related transactions for accounting purposes resulted in such transactions being viewed for regulatory capital purposes as loans to mortgage companies rather than loans secured by one-to-four family residential properties. FirstBank then advised the FDIC that pursuant to regulatory requirements, the revised classification of the mortgage transactions and the correction of the accounting for the interest rate swaps would cause FirstBank to be slightly below the well-capitalized level, within the meaning established by the FDIC. On March 17, 2006, the Corporation announced that FirstBank had returned to the well-capitalized level. The partial payment made by R&G (described below under Business Developments) contributed to the well-capitalized level.

•	In February 2006, in an effort to isolate FirstBank Florida from the evaluation and examination of FirstBank, the Office of Thrift Supervision (the “OTS”) imposed restrictions on FirstBank Florida. Under these restrictions, FirstBank Florida cannot make any payments to the Corporation or its affiliates pursuant to a tax-sharing agreement nor can FirstBank Florida employ or receive consultative services from an executive officer of the Corporation or its affiliates without the prior written approval of the OTS Regional Director. Additionally, FirstBank Florida cannot enter into any agreement to sell loans or any portions of any loans to the Corporation or its affiliates nor can FirstBank Florida make any payment to the Corporation or its affiliates via an intercompany account or arrangement unless pursuant to a pre-existing contractual agreement for services rendered in the normal course of business. Also, FirstBank Florida can not pay dividends to its parent, First BanCorp, without prior approval from the OTS.
•	On March 17, 2006, the Corporation announced that it had agreed with the Board of Governors of the Federal Reserve System to a Consent Order in which the Corporation consented to a Cease and Desist Order. The Consent Order is a result of certain concerns of banking regulators relating to the incorrect accounting for and documentation of mortgage-related transactions with Doral and R&G. The Corporation had initially reported those transactions as purchases of mortgage loans, however, they should have been accounted for as secured loans to the financial institutions because they were not sales from a legal standpoint. The Corporation also announced that FirstBank had entered into similar agreements with the FDIC and the Commissioner. The agreements, signed by all parties involved, did not impose any restrictions on the Corporation’s day-to-day banking and lending activities.

The Consent Orders with banking regulators imposed certain restrictions and reporting requirements on the Corporation and FirstBank. Under its Consent Order, FirstBank may not directly or indirectly enter into, participate, or in any other manner engage in any various specified transactions with any affiliate without the prior written approval of the FDIC. The Consent Orders require First BanCorp and FirstBank to take various affirmative actions, including engaging an independent consultant to review mortgage portfolios, the documentation of the loans with Doral and R&G resulting from the need to classify the mortgage-related transactions as secured commercial loans, submitting capital and liquidity contingency plans, providing notice prior to the incurring of additional debt or of the restructuring or repurchasing of debt, obtaining approval prior to purchase or redeem stock, filing corrected regulatory reports upon completion of the restatement of financial statements, and obtaining regulatory approval prior to paying dividends after those payable in March 2006. The Cease and Desist Order deliverable requirements have been substantially completed and properly submitted to the Regulators as stated in the Order.

•	FirstBank received a letter dated May 24, 2006 from the FDIC regarding FirstBank’s failure to file with the FDIC its Part 363 annual report for the fiscal year ended December 31, 2005. On June 12, 2006, FirstBank notified the FDIC that it intended to file an amended 2004 Part 363 annual report and its 2005 Part 363 annual report after the Corporation filed its 2005 Form 10-K with the SEC.

•	Subsequent to the effectiveness of the Consent Orders the Corporation and its subsidiary Bank have requested and obtained written approval from the Federal Reserve Board and the FDIC for the payments of dividends by FirstBank to its holding company, First BanCorp, and for the payment of dividends by First BanCorp to its preferred stock and common stock shareholders and trust preferred certificate holders. The written approvals have been obtained in accordance with the Consent Order requirements.

•	On August 29, 2006, the Corporation announced that its subsidiary, FirstBank, consented and agreed to the issuance of a Cease and Desist Order by the FDIC relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (“BSA”). The BSA consent Order requires FirstBank to take various affirmative actions, including that FirstBank operate with adequate management supervision and Board of Directors oversight on BSA related matters; implementing systems of internal controls, independent testing and training programs to ensure full compliance with BSA and OFAC; designating a BSA and OFAC Officer, and amending existing policies, procedures, and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; engaging independent consultants to review account and transaction activity from June 1, 2005 to the effective date of the Order and to conduct a comprehensive review of FirstBank’s actions to implement the consent Order in order to assess the effectiveness of the policies, procedures and processes adopted by FirstBank; and appointing a compliance committee of the Board of Directors.
Since the beginning of 2006, FirstBank has been refining core areas of its risk management and compliance systems, and to-date has instituted previous to this BSA Order, a significant number of measures required by the BSA consent Order. The BSA consent Order did not impose any civil or monetary penalties, and does not restrict FirstBank’s business operations.

•	On April 13, 2006, the Corporation notified the NYSE that, given the delay in the filing of the Corporation’s 2005 Form 10-K, which required the postponement of the 2006 Annual Meeting of Stockholders, the Corporation was not going to distribute its annual report to shareholders by April 30, 2006. As a result, the Corporation is not in compliance with Section Rule 203.01, Annual Report Requirement, of the NYSE Listed Company Manual, which requires a listed company to distribute its annual report within 120 days after its fiscal year end.

The NYSE’s Section 802.01E procedures apply to the Corporation given its failure to file the Form 10-K for the fiscal year ended December 31, 2005, which the NYSE explained in a letter dated April 3, 2006. These procedures contemplate that the NYSE will monitor a company that has not timely filed a Form 10-K. If the company does not file its annual report within six months of the filing due date, the NYSE may, in its sole discretion, allow the company’s securities to be traded for up to an additional six months depending on the company’s specific circumstances. If the NYSE determines that an additional trading period of up to six months is not appropriate, suspension and delisting procedures will be commenced. If the NYSE determines that an additional trading period of up to six months is appropriate and the company fails to file its annual report by the end of that additional period, suspension and delisting procedures will generally commence. The procedures provide that the NYSE may commence delisting proceedings at any time. The Corporation expects to file its 2005 Form 10-K within the six months after its filing due date.
Recent Legislation
•	Act 41 of August 1, 2005 amended the Puerto Rico Internal Revenue Code by imposing a transitory additional tax of 2.5% on taxable income for all corporations. This transitory tax effectively increased the statutory tax rate from 39% to 41.5%. The Act is effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006, therefore, effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005.

•	Puerto Rico Internal Revenue Code Act 89 of May 13, 2006 imposes a 2% additional income tax on income subject to regular taxes of all corporations operating pursuant to Act

55 of 1933 (The Puerto Rico Banking Act). The act will be effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006. Therefore, increasing the statutory tax for the 2006 taxable year to 43.5%.
•	Act 98 of May 16, 2006 imposed an extraordinary 5% tax on the taxable income reported in the corporate tax return of corporations whose gross income exceeded $10 million for the taxable year ended on or before December 31, 2005. Covered taxpayers are required to file a special return and pay the tax no later than July 31, 2006. The extraordinary tax paid will be taken as a credit against the income tax of the entity determined for taxable years commencing after July 31, 2006, subject to certain limitations. Any unused credit may be carried forward to subsequent taxable years, subject to certain limitations.
Private Litigation
•	Following the announcement of the Committee’s review, the Corporation and certain of its officers and directors and former officer and directors were named as defendants in five (5) separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations” currently pending before the U.S. District Court for the District of Puerto Rico.

•	Between November 8, 2005 and March 7, 2006 several shareholders of the Corporation commenced five (5) separate derivative actions against certain current and former executive officers and directors of the Corporation. In these actions, the Corporation is included as a nominal defendant. These actions were filed pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and allege, among other things, a breach of fiduciary duty on behalf of the defendants. At present, all shareholder derivative actions have been consolidated into one case named “In Re: First BanCorp Derivative Litigation” currently pending before the U.S. District Court for the District of Puerto Rico.
Restatement
•	On October 21, 2005, December 13, 2005, and March 17, 2006, the Corporation announced that it had concluded that the mortgage-related transactions that FirstBank entered into with Doral and R&G since 1999 do not qualify as sales for accounting purposes. As a consequence, the Corporation announced that management, with the concurrence of the Board, determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. In addition, the Corporation announced that it would also restate its financial statements to correct the accounting treatment used for certain interest rate swaps it accounted for as hedges using the short-cut method.

•	Management has identified various material weaknesses in the Corporation’s internal controls over financial reporting. Refer to Item 9A “Controls and Procedures” in this Amended Form 10-K for additional information regarding the Corporation’s remediation plan under “Changes in Internal Control Over Financial Reporting.”

Corporate Governance Changes
     Changes in Senior Management
•	In September 2005 following the announcement of the Audit Committee’s review, the Corporation implemented changes to its senior management. Specifically, the Board of Directors asked that Angel Alvarez-Pérez, then President, Chief Executive Officer and Chairman of the Board (the “Former CEO”), Annie Astor-Carbonell, then Chief Financial Officer and Director of the Board (the “Former CFO”), and Carmen Szendrey-Ramos, then General Counsel and Secretary of the Board (the “Former GC”), to resign. On September 30, 2005, the Corporation announced that the Former CEO had resigned from his management positions and that the Former CFO had resigned from her position as CFO. In October 2005, the Corporation terminated the Former GC.

•	On September 30, 2005, Luis M. Beauchamp was appointed to serve as President and CEO of the Corporation; Aurelio Alemán to serve as Chief Operating Officer (“COO”) and Senior Executive Vice President; and Luis Cabrera-Marín to serve, on an interim basis, as CFO of the Corporation.

•	On February 22, 2006, the Corporation announced the retention of Lawrence Odell as Executive Vice President and General Counsel of the Corporation and its subsidiary, FirstBank.

•	On July 18, 2006, the Company’s Board of Directors appointed Fernando Scherrer as Executive Vice President and Chief Financial Officer of the Company, effective July 24, 2006. Mr. Scherrer had been working with the Corporation since October 2005 as a consultant in its reassessment of accounting issues and preparation of restated financial statements and other consulting matters.
     Changes in Board Structure
•	On September 30, 2005, the Corporation announced that the Former CEO retired from his positions as Chairman of the Board of Directors and a Director of the Corporation, effective December 31, 2005. Additionally, effective September 30, 2005, the Former CFO resigned from her position as a Director of the Corporation.

•	On September 30, 2005, Luis Beauchamp and Aurelio Alemán were elected to the Board of Directors of the Corporation.

•	On November 28, 2005, the Company announced that Fernando Rodríguez-Amaro was appointed as a Director and as an additional financial expert to serve in the Audit Committee. Thereafter, he was appointed Chairman of the Audit Committee effective January 1, 2006. In addition, the Board of Directors appointed José Menéndez-Cortada as Independent Lead Director effective February 15, 2006.

•	On March 28, 2006, José Julián Alvarez, 72, informed the Corporation that he would resign from his position as director of the Corporation, effective March 31, 2006. Mr. Alvarez’s term as a director would have expired at the 2006 Annual Meeting of Stockholders and, given the Company’s retirement policy for the Board of Directors, Mr. Alvarez would not have been eligible for reelection.

     Change in By-Laws
•	On March 14, 2006, the Board of Directors of the Company approved an amendment to the Corporation’s By-Laws. As amended, Section 2 of Article I of the By-Laws provides that the Board of Directors will set a date and time for the annual meeting when the meeting cannot occur within 120 days after the Company’s fiscal year end because the Company cannot submit an annual report with audited financial statements to stockholders. The Board will set such date and time within a reasonable period after the Company submits an annual report with audited financial statements to stockholders. Prior to adoption of this amendment, Section 2 of Article I did not provide that the Board of Directors could set the date and time of the annual meeting. The amendment was effective upon approval by the Board.
Business Developments
•	On March 13, 2005, the Corporation announced the closing of its acquisition of Ponce General Corporation, a Delaware corporation, and its subsidiaries, UniBank, a federal savings and loan association, and Ponce Realty Corporation, a Delaware corporation with real estate holdings in Florida. UniBank, which was headquartered in Miami, Florida, had 11 financial service facilities located in the Miami/Dade, Broward, Orange and Osceola counties of Florida. The Corporation subsequently changed the name of the acquired entities to FirstBank Florida.

•	Following the Corporation’s announcement on October 21, 2005 that the SEC issued a formal order of investigation, Standard & Poors, a division of the McGraw-Hill Companies, Inc., Moody’s Investor Service (“Moody’s”) and Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A. (“Fitch”) downgraded the Corporation’s and FirstBank’s ratings.

•	On March 17, 2006, the Corporation announced that in the fourth quarter of 2005, R&G made a partial payment, which released capital allocated to the loans secured by the mortgage loans to R&G and that First BanCorp made a capital contribution to FirstBank of $110 million at the end of 2005.

•	On May 31, 2006, the Corporation announced that its subsidiary, FirstBank, received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance in secured commercial loans resulting from the Corporation’s previously-announced revised classification of several mortgage-related transactions with Doral. In addition, FirstBank and Doral entered into a sharing agreement with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that previously collateralized the commercial loans.
Disclosure Control and Procedures and Internal Control Over Financial Reporting
•	See Item 9A in this Amended Form 10-K for information concerning management’s conclusion that, as of December 31, 2004, our disclosure controls and procedures were not effective as a result of the material weaknesses discussed in the restated Management’s Report on Internal Control Over Financial Reporting and the Remediation Plan initiated to address identified material weaknesses in the Corporation’s internal control over financial reporting and to enhance the Corporation’s overall corporate governance.

     Certain of these and other subsequent events are addressed in the Corporation’s Current Reports on Form 8-K filed with the SEC on August 25, 2005; October 5, 2005; October 26, 2005; November 29, 2005; December 13, 2005; February 22, 2006; March 20, 2006; June 1, 2006; July 24, 2006 and August 29, 2006.
WEBSITE ACCESS TO REPORT
     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website www.firstbankpr.com, (“Sobre nosotros” section, SEC Filings link), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
     We also make available the Corporation’s corporate governance standards, the charters of the audit, compensation and benefits, corporate governance and nominating committees; and the codes mentioned below, free of charge on or through our internet website www.firstbankpr.com (”Sobre nosotros,” Governance Documents link):
•	Code of Ethics for Senior Financial Officers

•	Code of Ethics applicable to all employees

•	Independence Principles for Directors
The corporate governance standards, and the aforementioned charters and codes may also be obtained free of charge by request to Mr. Lawrence Odell, Executive Vice President and General Counsel, PO Box 9146, San Juan, Puerto Rico 00908.
     As previously announced on December 13, 2005, First BanCorp determined that previously filed interim unaudited and annual audited financial statements should no longer be relied upon and that it needed to restate previously issued financial statements. The Corporation is restating financial statements for the periods from January 1, 2000 through March 31, 2005. Other than this Annual Report on Form 10-K/A, the Corporation has not amended any of its previously filed reports. The consolidated financial statements and other financial information in First BanCorp’s previously filed reports for the dates and periods referred to above should no longer be relied upon.
     The public may read and copy any materials First BanCorp files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at its website (www.sec.gov).
MARKET AREA AND COMPETITION
     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. At December 31, 2004, the Corporation also had a presence through its subsidiaries in the United States and British Virgin Islands and through its loan agency in Coral Gables, Florida. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.
     Competitors include other banks, insurance companies, mortgage banking companies, small loan companies, automobile financing companies, leasing companies, vehicle rental companies, brokerage firms with retail operations, and credit unions, in Puerto Rico, the Virgin Islands and in the state of Florida. The Corporation’s businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers, and industries served.
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
     The Corporation encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. The Corporation competes for loans with other financial institutions, some of which are larger and have available resources greater than those of the Corporation. Management believes that the Corporation has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive features, by pricing its products at competitive interest rates, by offering convenient branch locations, and by emphasizing the quality of its service. The Corporation’s ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt credit decisions. There can be no assurance that in the future the Corporation will be able to continue to increase its deposit base or originate loans in the manner or on the terms on which it has done so in the past.
SUPERVISION AND REGULATION
     On March 17, 2006, the Corporation announced that the Corporation and FirstBank consented to cease and desist orders with the Federal Reserve Board and the FDIC. For more information regarding these orders, see “Subsequent Events – Governmental Action, Banking Regulators.”
     Bank Holding Company Activities and Other Limitations
     The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.
     A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking or of managing or controlling banks. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any corporation if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the corporation in question are so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto.
     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. At December 31, 2004, FirstBank was the only depository institution subsidiary of the Corporation. On March 31, 2005, the Corporation announced the acquisition, in an all-cash consideration merger transaction, of Ponce General Corporation, a Delaware corporation, and its subsidiaries, UniBank, a federal savings and loan association, and Ponce Realty Corporation, a Delaware corporation with real estate holdings in Florida. The Corporation subsequently changed the name of the acquired entities to FirstBank Florida. For additional information, see “Subsequent Events – Business Developments.”
     The Gramm-Leach-Bliley Act revised and expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The Gramm-Leach-Bliley Act requires that in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank and complying with the following (and such compliance must continue while the entity is treated as a financial holding company): (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well managed as of the date the bank holding company files the election. All insured depository institutions controlled by the bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the depository institution’s most recent examination. In April of 2000, the Corporation filed an election with the Federal Reserve Board and became a financial holding company.
     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency, Inc. and through First Insurance Agency V. I., Inc., a subsidiary of FirstBank.
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
     Under the Gramm-Leach-Bliley Act, if the Corporation fails to meet any of the requirements for being a financial holding company and is unable to cure such deficiencies within certain prescribed periods of time, the Federal Reserve Board could require the Corporation to divest control of one or more of its depository institution subsidiaries or alternatively cease conducting financial activities that are not permissible for bank holding companies that are not financial holding companies.
     Sarbanes-Oxley Act
     On July 20, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”), which implemented legislative reforms intended to address corporate and accounting fraud. SOA contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented by regulations issued by the SEC. The following is a summary of certain key provisions of SOA.
     In addition to the establishment of an accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, SOA places restrictions on the scope of services that may be provided by accounting firms to their public corporation audit clients. Any non-audit services being provided to a public corporation audit client requires pre-approval by the corporation’s audit committee. In addition, SOA makes certain changes to the requirements for partner rotation after a period of time. SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duties to the corporation’s chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
     Under SOA, longer prison terms may apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a corporation or its officers is extended; and bonuses issued to top executives prior to restatement of a corporation’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to corporations’ executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a corporation’s securities must now report within two business days of the change.
     SOA increases responsibilities and codifies certain requirements related to audit committees of public companies and how they interact with the corporation’s “registered public accounting firm.” Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies are required to disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. A corporation’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a corporation if the corporation’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such corporation during the one-year period preceding the audit initiation date. SOA also prohibits any officer or director of a corporation or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of the corporation’s financial statements for the purpose of rendering the financial statements materially misleading.

     SOA also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report on Form 10-K. The law also requires a corporation’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the corporation’s internal controls and on the effectiveness of internal control over financial reporting. Commencing with the Original Filing, the Corporation has been required to include an internal control report containing management’s assessment regarding the effectiveness of the Corporation’s internal control structure and procedures over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation of it, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. In addition, Section 404 of SOA requires the Corporation’s independent registered public accounting firm to attest to, and report on, management’s assessment of the Corporation’s internal control over financial reporting and on the effectiveness of internal control over financial reporting in accordance with standards established and adopted by the Public Corporation Accounting Oversight Board (“PCAOB”). Both reports by Management and of the Independent Registered Public Accounting Firm, as restated, are being filed as part of the Annual Report on this Form 10-K/A.
USA Patriot Act
     Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Corporation and FirstBank, are required to, among other things, identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing.
     The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.
     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institutions. The Corporation and FirstBank have adopted appropriate policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations. See “Subsequent Events – Governmental Action” for information regarding recent issues relating to compliance with the Bank Secrecy Act.
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
     State Chartered Non-Member Bank; Banking Laws and Regulations in General.
     FirstBank is subject to extensive regulation and examination by the Commissioner and the FDIC, and is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation. However, management is not aware of any current proposals by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of FirstBank or the Corporation.
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
     There are periodic examinations by the Commissioner and the FDIC to test FirstBank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, certain actions are required by statute and implementing regulations. Other actions or inaction may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.
     For a discussion of bank regulatory action relating to FirstBank Florida, see the discussion under “Subsequent Events – Governmental Action, Banking Regulators.”
     Dividend Restrictions
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
     At December 31, 2004, the principal source of funds for the Corporation is dividends declared and paid by its subsidiary, FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is restricted by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.
     In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.
     The Consent Orders impose certain restrictions on dividend payments. FirstBank, the insured institution, may not declare or pay dividends or any other form of payment representing a reduction in capital without the prior written approval of the FDIC. All requests for prior approval must comply with specific deadlines for approval request and must contain, but not be limited to, an analysis of the impact such dividend or other payment would have on FirstBank’s capital position, cash flow, concentrations of credit, asset quality, and allowance for loan and lease loss needs. The FDIC will approve a dividend or any other form of payment representing a reduction in capital provided that the FDIC determines that such dividend or payment will not have an unacceptable impact on FirstBank’s capital position, cash flow, concentrations of credit, asset quality and allowance for loan and lease loss needs. In addition, the Corporation may not pay dividends or other payments without the permission of the Federal Reserve Bank.
     Limitations on Transactions with Affiliates
     Transactions between financial institutions such as FirstBank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and by Regulation W. An affiliate of a financial institution is any corporation or entity, which controls, is controlled by, or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent bank holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such financial institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such financial institution’s capital stock and surplus and (ii) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the financial institution or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
     The Gramm-Leach-Bliley Act provides that financial subsidiaries of banks be treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but provides that (i) the 10% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings of the financial subsidiary. The Gramm-Leach-Bliley Act provides that: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; and (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.
     The Federal Reserve Board adopted a new regulation, Regulation W, effective April 1, 2003, that interprets the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
     In addition, Sections 22(h) and (g) of the Federal Reserve Act, implemented through Regulation “O”, place restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer, a greater than 10% stockholder of a financial institution, and certain related interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
     The Consent Orders with banking regulators imposed some additional restrictions and reporting requirements on the Corporation and FirstBank. Under its Consent Order with the FDIC, FirstBank must not, directly or indirectly, enter into, participate, or in any other manner engage in any of the following transactions with any affiliate without the prior written approval of the FDIC: (i) a loan or extension of credit to the affiliate; (ii) a purchase of or an investment in securities issued by the affiliate; (iii) a purchase of assets, including assets subject to an agreement to repurchase, from the affiliate; (iv) the acceptance of securities issued by the affiliate as collateral security for a loan or extension of credit to any person or company; (v) the issuance of a guarantee, acceptance, or letter of credit, including an endorsement or standby letter of credit, on behalf of an affiliate; (vi) the sale of securities or other assets to an affiliate, including assets subject to an agreement to repurchase; (vii) the payment of money or furnishing of services to an affiliate under contract, lease or otherwise; (viii) any transaction in which an affiliate acts as agent or broker or receives a fee for its services to FirstBank; and (ix) any transaction or series of transactions with a third party if an affiliate has a financial interest in the third party, or an affiliate is a participant in such transaction or series of transactions. Under its Consent Order with the Federal Reserve Bank, the Corporation must report all covered transactions and not engage in insider transactions.
     In February 2006, the Office of Thrift Supervision (“OTS”) imposed restrictions on FirstBank Florida, formerly Unibank, a subsidiary acquired by First BanCorp in March 2005. Under these restrictions, FirstBank Florida cannot make any payments to the Corporation or its affiliates pursuant to a tax-sharing agreement nor can the bank employ or receive consultative services from an executive officer of the Corporation or its affiliates without the prior written approval of the OTS Regional Director.

Additionally, FirstBank Florida cannot enter into any agreement to sell loans or any portions of any loans to the Corporation or its affiliates nor can the bank make any payment to the Corporation or its affiliates via an intercompany account or arrangement unless pursuant to a pre-existing contractual agreement for services rendered in the normal course of business.
     Federal Reserve Board Capital Requirements
     The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock that may be included as Tier I capital, less goodwill and, with certain exceptions, other intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock that is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets, which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2004, after giving effect to the restatement, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.
     The federal banking agencies are currently analyzing regulatory capital requirements as part of an effort to implement the Basel Committee on Banking Supervision new capital adequacy framework for large, internationally active banking organizations (Basel II), as well as to update their risk-based capital standards to enhance the risk-sensitivity of the capital charges, to reflect changes in accounting standards and financial markets, and to address competitive equity questions that may be raised by U.S. implementation of the Basel II framework. Accordingly, the federal agencies, including the Federal Reserve and the FDIC are considering several revisions to regulations issued in response to an earlier set of standards published by the Basel Committee in 1988 (Basel I). The agencies are expected to publish a notice of proposed rulemaking, which implements Basel II, as well as, a notice addressing the Basel I-based rules this year. In the meantime, the agencies published an advance notice of proposed rulemaking as to the Basel I-based rules on October 20, 2005 (the “ANPR”). In the ANPR the agencies propose:
•	Increasing the number of risk-weight categories to which credit exposures may be assigned;

•	Expanding the use of external credit ratings as an indicator of credit risk for externally-rated exposures;

•	Expanding the range of collateral and guarantors that may qualify an exposure for a lower risk weight;

•	Using loan-to-value ratios, credit assessments, and other broad measures of credit risk for assigning risk weights to residential mortgages;

•	Modifying the credit conversion factor for various commitments, including those with an original maturity of under one year;

•	Requiring that certain loans 90 days or more past due or in a non-accrual status be assigned to a higher risk-weight category;

•	Modifying the risk-based capital requirements for certain commercial real estate exposures;

•	Increasing the risk sensitivity of capital requirements for other types of retail, multifamily, small business, and commercial exposures; and

•	Assessing a risk-based capital charge to reflect the risks in securitizations backed by revolving retail exposures with early amortization provisions.
     FDIC Capital Requirements
     The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered non-member banks like FirstBank. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.
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
     The FDIC’s capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.
     In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. In June 1996, the FDIC and other federal banking agencies adopted a joint policy statement on interest rate risk policy. Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and a comprehensive risk management process that effectively identifies, measures, monitors and controls such interest rate risk.
     Failure to meet capital guidelines could subject an insured bank like FirstBank to a variety of prompt corrective actions and enforcement remedies under the FDIA (as amended by FDICIA), including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and certain restrictions on its business. In general terms, undercapitalized depository institutions are prohibited from making any capital distributions (including dividends), are subject to restrictions on borrowing from the Federal Reserve System, are subject to growth limitations and are required to submit capital restoration plans.
     At December 31, 2004, and after giving effect to the restatement, FirstBank was well capitalized. Like any other institution, FirstBank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of FirstBank, and should be considered in conjunction with other available information regarding FirstBank’s financial condition and results of operations.
     Set forth below are the Corporation’s and FirstBank’s capital ratios at December 31, 2004, after giving effect to the restatement, based on existing Federal Reserve and FDIC guidelines.

		First BanCorp Banking Subsidiary
	First
	BanCorp	FirstBank	Well-Capitalized
	(As Restated)	(As Restated)	Minimum
Total capital (Total capital to risk-weighted assets)	12.83%	10.60%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.62%	9.44%	6.00%
Leverage ratio	9.26%	7.51%	5.00%
     The Consent Orders entered into with banking regulators required the Corporation and FirstBank Puerto Rico to submit a capital plan to ensure that an adequate capital position is maintained by both FirstBank and the Corporation in light of the reclassification of the mortgage-related transactions as secured loans. The capital plan was submitted to regulators and is being periodically reviewed against actual results.
     Activities and Investments
     The activities as “principal” and equity investments of FDIC-insured, state-chartered banks such as FirstBank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state-chartered bank generally may not directly or indirectly acquire or retain any equity investments of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a corporation that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as a “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activity would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged as a “principal” in any activity that is not permitted for a national bank must cease the impermissible activity.
     Federal Home Loan Bank System
     FirstBank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (FHFB). The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the Board of directors of each regional FHLB.
     FirstBank is a member of the FHLB of New York (FHLB-NY) and as such is required to acquire and hold shares of capital stock in that FHLB in a certain amount, which is calculated in accordance with the requirements set forth in applicable laws and regulations. FirstBank is in compliance with the stock ownership requirements of the FHLB-NY. All loans, advances and other extensions of credit made by the FHLB-NY to FirstBank are secured by a portion of FirstBank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by FirstBank.
     Ownership and Control
     Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, owners of the common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The FDIC’s regulations implementing the CBCA are generally similar to those described above.
     The Puerto Rico Banking Law requires the approval of the Commissioner for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law.”

     Cross-Guarantees
     Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions liable to the FDIC, and any obligations of that bank to its parent corporation is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. FirstBank and FirstBank Florida are currently the only FDIC insured depository institutions controlled by the Corporation.
     Standards for Safety and Soundness
     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. For additional information, see the discussion under “Subsequent Events – Governmental Action, Banking Regulators.”
     Brokered Deposits
     FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2004, FirstBank was a well-capitalized institution and was therefore nor subject to any limitations on brokered deposits.
     Puerto Rico Banking Law
     As a commercial bank organized under the laws of the Commonwealth, FirstBank is subject to supervision, examination and regulation by the Commissioner pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”). The Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, lending limitations, capital requirements, investment requirements and other aspects of FirstBank and its affairs. In addition, the Commissioner is given extensive rule making power and administrative discretion under the Banking Law.

     The Banking Law authorizes Puerto Rico commercial banks to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and operating a small loan corporation.
     The Banking Law requires every bank to maintain a legal reserve which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal), which are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received, (3) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreement to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner determines from time to time.
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
     As previously discussed, the Corporation is restating previously issued financial statements because of the revised classification of mortgage-related transactions as secured commercial loans, among other corrections. Such revised classification caused the transactions to be treated as two secured commercial loans, which were in excess of lending limits imposed by the Banking Law. FirstBank received a ruling from the Commissioner that results in FirstBank being considered in continued compliance with the loan to one borrower limitation.
     The Banking Law prohibits Puerto Rico commercial banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is made pursuant to a stock repurchase program approved by the Commissioner or is necessary to prevent losses because of a debt previously contracted in good faith. The stock purchased by the Puerto Rico commercial bank must be sold by the bank in a public or private sale within one year from the date of purchase.
     The Banking Law provides that no officers, directors, agents or employees of a Puerto Rico commercial bank may serve or discharge a position of officer, director, agent or employee of another Puerto Rico commercial bank, financial corporation, savings and loan association, trust corporation, corporation engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to the affiliates of a Puerto Rico commercial bank.
     The Banking Law requires that Puerto Rico commercial banks strike each year a general balance of their operations, and submit such balance for approval to a regular general meeting of stockholders, together with an explanatory report thereon. The Banking Law also requires that at least ten percent

(10%) of the yearly net income of a Puerto Rico commercial bank be credited annually to a reserve fund. This apportionment is required to be done every year until such reserve fund shall be equal to the total paid in capital of the bank.
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
     International Banking Act of Puerto Rico (“IBE Act”)
     The business and operations of the First BanCorp IBE, FirstBank IBE and FirstBank Overseas Corporation are subject to supervision and regulation by the Commissioner. Under the IBE Act, certain sales, encumbrances, assignments, mergers, or exchanges or transfers of shares, interests or participation(s) in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.
     Pursuant to the IBE Act and the IBE Regulations, each of First BanCorp and FirstBank IBEs and FirstBank Overseas Corporation must maintain books and records of all its transactions in the ordinary course of business. The First BanCorp and FirstBank IBEs and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

     The IBE Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.
     Puerto Rico Income Taxes
     Under the Puerto Rico Internal Revenue Code of 1994 (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, and each of its subsidiaries are subject to a maximum statutory corporate income tax rate of 39% or an alternative minimum tax (“AMT”) on income earned from all sources, whichever is higher. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. The Code provides for a dividend received deduction of 100% on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.
     The Corporation has maintained an effective tax rate lower than the maximum statutory tax rate of 39% as of December 31, 2004, mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with income from the international banking divisions (IBE’s) of the Corporation and the Bank and by the Bank’s subsidiary FirstBank Overseas Corporation. The IBE divisions and FirstBank Overseas Corporation were created under the IBE Act, which provides for Puerto Rico tax exemption on net income derived by the IBE’s operating in Puerto Rico. Pursuant to the provisions of Act No. 13 of January 8, 2004, the IBE Act was amended to impose income tax at normal rates on IBE’s that operate as units of a bank, to the extent that the IBE’s net income exceeds 40% of the bank’s total net taxable income (including net income generated by the IBE unit) for taxable year commenced on July 1, 2003, 30% for a taxable year commenced on July 1, 2004 and 20% for taxable years commencing July 1, 2005, and thereafter. These amendments apply only to IBE’s that operate as units of a bank; it does not impose income tax on an IBE that operates as a subsidiary of a bank.
     In computing its interest expense deduction, the Company’s interest deduction will be reduced in the same proportion that its average exempt assets bear to its average total assets. Therefore, to the extent that the Company holds certain investments and loans which are exempt from Puerto Rico income taxation, part of its interest expense will be disallowed for tax purposes.
     United States Income Taxes
     The Corporation is also subject to federal income tax on its income from sources within the United States and on any item of income that is, or is considered to be, effectively connected with the active conduct of a trade or business within the United States. The U.S. Tax code provides for tax exemption on portfolio interest received by a foreign corporation from sources within the United States, therefore, the Corporation is not subject to federal income tax on certain U.S. investments which qualify under the term “portfolio interest”.
     Insurance Operations Regulation
     FirstBank Insurance Agency, Inc. is registered as an insurance agency with the Insurance Commissioner of Puerto Rico and is subject to regulations issued by the Insurance Commissioner relating to, among other things, licensing of employees, sales, solicitation and advertising practices, and to the FDIC as to certain consumer protection regulations mandated by the Gramm-Leach-Bliley Act and implementing regulations.

     Community Reinvestment
     Under the Community Reinvestment Act (“CRA”), federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low and moderate-income residents, consistent with their safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and to take such record and rating into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank received a “satisfactory” CRA rating in its most recent examination by the FDIC.
     Mortgage Banking Operations
     FirstBank is subject to the rules and regulations of Federal Housing Administration (“FHA”), U.S. Department of Veteran Affairs (“VA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Housing and Urban Development (“HUD”) and Government National Mortgage Association (“GNMA”) with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD, audited financial statements, and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loans products.
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
     Recent Legislation
     Act 41 of August 1, 2005 amended the Puerto Rico Internal Revenue Code by imposing a transitory additional tax of 2.5% on net taxable income for all corporations. This transitory tax effectively increased the statutory tax rate from 39% to 41.5%. The Act is effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006, therefore, effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005.

     Puerto Rico Internal Revenue Code Act 89 of May 13, 2006 imposes a 2% additional income tax on the net income subject to regular taxes of all corporations operating pursuant to Act 55 of 1933 (The Puerto Rico Banking Act). The Act will be effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006. Therefore, increasing the statutory tax for the 2006 taxable year to 43.5%.
     Act 98 of May 16, 2006 imposed an extraordinary 5% tax on the net taxable income reported in the corporate tax return of corporations whose gross income exceeded $10 million for the taxable year ended on or before December 31, 2005. Covered taxpayers are required to file a special return and pay the tax no later than July 31, 2006. The extraordinary tax paid will be taken as a credit against the income tax of the entity determined for taxable years commencing after July 31, 2006, subject to certain limitations. Any unused credit may be carried forward to subsequent taxable years.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
     Certain factors that may affect the Corporation’s future results of operations are discussed below.
Risks Relating to the Restatement Process
     First BanCorp is subject to the ongoing regulatory investigation by the SEC.
     On August 25, 2005, the Corporation announced the receipt of a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. The Company believes that the inquiry relates to, among other things, the accounting for mortgage loans purchased by the Corporation from two other financial institutions during the calendar years 2000 through 2004. On October 21, 2005, the Corporation announced that the SEC had issued a formal order of investigation into the accounting for the mortgage–related transactions with Doral and R&G. The Corporation is fully cooperating with the SEC’s investigation.
     The Corporation cannot predict when this investigation will be completed or what the results of this investigation will be. The effects and results of this may have a material adverse effect on the Corporation’s business, results of operations, financial condition, and liquidity. In addition, the findings of the investigation may affect the course of the civil litigation pending against the Corporation, which is further described below.
     Pending litigation could adversely affect First BanCorp’s results of operations.
     As a consequence of the accounting review and restatement, the Corporation is subject to pending shareholder class-action litigation beyond those in the ordinary course of business (refer to “Subsequent Events” above). The Corporation cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of the Corporation.
     Banking regulators could take adverse action against the Corporation or its banking subsidiaries as a result of the restatement.
     The Corporation is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The Corporation is a bank holding company that qualifies as a financial holding corporation. As such, the Corporation is permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. To continue to qualify as a financial holding corporation, each of the Corporation’s banking subsidiaries must continue to qualify as “well capitalized” and “well managed.” As of December 31, 2004, after giving effect to the restatement, the Corporation and its banking subsidiary continue to satisfy all applicable capital guidelines. This, however, does not prevent banking regulators from taking adverse actions against the Corporation or its banking subsidiaries as a result of the restatement or related internal control matters. If the Corporation were not to continue to qualify as a financial holding corporation, it might be required to discontinue certain activities and may be prohibited from engaging in new activities without prior regulatory approval.
     Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. Failure of the Corporation or FirstBank to remain in compliance with the terms of the Consent Orders could result in the imposition of cease and desist orders and/or in money penalties.
     Downgrades in the Corporation’s credit ratings could potentially increase the cost of borrowing funds.
     Following the Corporation’s announcement on October 21, 2005 that the SEC issued a formal order of investigation, the major rating agencies downgraded the Corporation’s and FirstBank’s ratings in a series of actions. Fitch lowered the Corporation’s long-term senior debt rating from BBB- to BB and placed the rating on Rating Watch Negative. S&P lowered the long-term senior debt and counterparty rating of FirstBank, from BBB- to BB+ and placed the rating on Credit Watch Negative. Moody’s lowered FirstBank’s long term senior debt rating from Baa3 to Ba1 and placed the rating on negative outlook. These or further downgrades may adversely affect the Corporation’s and FirstBank’s ability to access capital and will likely result in more stringent covenants and higher interest rates under the terms of any future indebtedness.
     The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations.
     These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
     Management has identified several material weaknesses in the Corporation’s internal control over financial reporting.
     The Corporation’s management has concluded that the Corporation’s internal control over financial reporting was not effective at December 31, 2004 as a result of several material weaknesses described in this Amended Form 10-K. In addition, this report includes an adverse opinion from PricewaterhouseCoopers LLP, the Corporation’s independent registered public accounting firm, on management’s assessment of the Corporation’s internal controls over financial reporting.
     A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of this Amended Form 10-K. The Corporation is in the process of remediating the material weakness identified. Management believes that the material weaknesses relating to Accounting for Purchases of Mortgage-Related Transactions and Accounting for Derivatives have been fully remediated.

There is a lack of public disclosure concerning the Corporation.
     The Corporation has not yet filed with the SEC its quarterly reports on Form 10-Q for the fiscal quarters ended June 30, 2005, September 30, 2005, March 31, 2006, and June 30, 2006 and annual report on Form 10-K for the year ended December 31, 2005. The Corporation expects to file these reports as soon as practicable after the filing of this Amended Form 10-K and Amended Form 10-Q for the quarter ended March 31, 2005. Until the Corporation files these quarterly and annual reports, there will be limited public information available concerning the Corporation’s more recent results of operations and financial condition. Lack of public disclosure may have an adverse impact on First BanCorp’s results of operations as a consequence of a decrease in confidence in First BanCorp’s ability to implement its business plan.
     Failure to comply with reporting covenants under debt arrangements may result in the acceleration of payment obligations.
     Under certain debt instruments and notes, the Corporation is required to timely file its periodic reports with the appropriate counterparty holders. As a result of the restatement, the Corporation has not yet filed its quarterly reports on Form 10-Q for the fiscal quarters ended June 30, 2005, September 30, 2005, March 31, 2006 and June 30, 2006 (the “Delayed Reports”).
     The Corporation is not currently in default as the counterparty holders either have extended or are expected to extend the timing required for the filing of the Delayed Reports. However, if the Corporation were to default on the filing of the delayed reports, the counterparty holders will have the right to accelerate the maturity of the debt arrangements and the Corporation may not be able to meet payment of the obligations nor refinance the debt.
     The Corporation’s reputation may be affected by the restatement.
     The Corporation’s ability to attract customers and investors may be adversely affected by the restatement and the risks and uncertainties it suggests, and may have an adverse effect on the Corporation’s ability to attract and retain key employees and management personnel.
Risks Relating to the Corporation’s Business
     Fluctuations in interest rates may impact the Corporation’s results of operations.
     Increases in interest rates are the primary market risk affecting the Corporation. Interest rates are highly sensitive to many factors, such as governmental monetary policies and domestic and international economic and political conditions that are beyond the control of the Corporation.
     Since the year 2004, interest rates have been increasing and this may negatively affect the following areas of the Corporation’s business:
•	The net interest income;

•	The value of holdings of securities, including interest rate swaps; and

•	the number of loans originated, particularly mortgage loans.

     Increases in Interest Rates May Reduce Net Interest Income.
     Increases in short-term interest rates may reduce net interest income, which is the principal component of the Corporation’s earnings. Net interest income is the difference between the amount received by the Corporation on its interest-earning assets and the interest paid by the Corporation on its interest-bearing liabilities. When interest rates rise, the Corporation must pay more in interest on its liabilities while the interest earned on its assets does not rise as quickly. This may cause the Corporation’s profits to decrease.
     Increases in Interest Rates May Reduce the Value of Holdings of Securities, including Interest Rate Swaps.
     Fixed-rate securities and the undesignated interest rate swaps entered by the Corporation are generally subject to decreases in market value when interest rates rise, which would require recognition of a loss, thereby potentially affecting results of operations adversely.
     Increases in Interest Rates May Reduce Demand for Mortgage and Other Loans.
     Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact the Corporation’s profits by reducing the amount of loan origination income.
     In addition, the Corporation’s net interest margin may be negatively impacted by the excess liquidity from cash receipts from Doral and R&G for the repayment of secured loans to these institutions. The negative impact could be the result of reinvestment of proceeds in lower yielding assets and the timing of payment of brokered certificates of deposit as they mature.
     The Corporation is subject to default risk on loans, which may adversely affect its results.
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans it originates. The Corporation establishes provisions for loan losses, which lead to reductions in its income from operations, in order to maintain its allowance for inherent loan losses at a level which is deemed appropriate by its management based upon an assessment of the quality of its loan portfolio. Although the Corporation’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of inherent loan losses or that the Corporation will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in the Corporation’s provisions for loan losses or any loan losses in excess of its provisions for loan losses would have an adverse effect on the Corporation’s future financial condition and results of operations.
     The Corporation’s business concentration in Puerto Rico imposes higher risks.
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. The Corporation’s financial condition and results of operations are highly dependent on the economic conditions in Puerto Rico, where adverse political or economic developments, natural disasters, etc. could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, and reduce the value of the Corporation’s loans and loan servicing portfolio. These factors could materially and adversely affect the Corporation’s condition and results of operations. As a result of the reclassification of purchases of mortgage loans, the Corporation had substantial secured loans to local financial institutions in the amount of $3.8 billion and $2.1 billion in 2004 and 2003, respectively.
     First BanCorp is subject to risks associated with the Commonwealth of Puerto Rico’s temporary budget crisis.
     At December 31, 2004, the Corporation had investment securities amounting to $13.6 million in Puerto Rico Government and agencies held-to-maturity with aggregate unrealized gross gains of $886 thousand that are one notch below investment grade. Due to a budget impasse, the Commonwealth of Puerto Rico (the “Commonwealth”) closed all public agencies on May 1, 2006, except those related to safety, health and other essential services. All agencies were subsequently opened two weeks later and a budget approval by the Legislature and signed into law by the Governor, Aníbal Acevedo Vilá. Subsequently, Moody’s Investors Service downgraded the Commonwealth’s general obligation bond rating to Baa3 from Baa2, and kept the rating on Watchlist for possible further downgrade.
     According to Moody’s, this action reflects the Commonwealth’s strained financial condition, and ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. A fiscal reform has been recently approved, however, significant budget deficits and fiscal imbalance could continue in the coming years.
     The Corporation’s business activities and credit exposure have historically been concentrated in Puerto Rico. Accordingly, the Corporation’s financial condition and results of operations are dependent to a significant extent upon the economic conditions prevailing in Puerto Rico. Any significant adverse political or economic developments in Puerto Rico resulting from the budget impasse, or otherwise, could have a negative impact on the Corporation’s future financial condition and results of operations.
     Changes in regulations and legislation could have a financial impact on First BanCorp
     As a financial institution, the Corporation is subject to the scrutiny of various regulatory and legislative bodies. Any change in regulations and/or legislation, whether in the United States or Puerto Rico, could have a financial impact on the results of operations of the Corporation.
Item 3. Legal Proceedings
     During 2005, the Corporation became subject to various legal proceedings, including regulatory investigations and civil litigation, as a result of the restatement. For information on these proceedings, see “Subsequent Events — Governmental Action” and “Subsequent Events – Private Litigation”, above.
     Additionally, the Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of the Corporation’s management, except as described above, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Corporation.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market and Holders Information
     The Corporation’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol FBP. On December 31, 2004, there were 630 holders of record of the Corporation’s common stock.
     The following table sets forth the high and low prices of the Corporation’s common stock for the periods indicated as reported by the NYSE. This table does not reflect the effect of the June 2005 stock split.

Quarter ended	High	Low	Last
2004:
December	$64.85	$47.30	$63.51
September	49.85	39.62	48.30
June	42.67	35.14	40.75
March	43.32	39.00	41.60

2003:
December	$40.32	$31.24	$39.55
September	31.98	28.35	30.75
June	31.68	27.45	27.45
March	28.00	22.71	26.98

2002:
December	$26.38	$22.08	$22.60
September	27.61	22.82	25.41
June	25.13	19.13	25.13
March	19.80	18.43	19.27
     First BanCorp has five outstanding series of non convertible preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share), 8.35% noncumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share), 7.40% noncumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share), 7.25 % noncumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share), 7.00% noncumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively “Preferred Stock”), which trade on the NYSE.
     On April 13, 2006, the Corporation notified the NYSE that, given the delay in the filing of the Corporation’s 2005 Form 10-K, which required the postponement of the 2006 Annual Meeting of Stockholders, the Corporation was not going to distribute its annual report to shareholders by April 30, 2006. As a result, the Corporation is not in compliance with Section Rule 203.01, Annual Report Requirement, of the NYSE Listed Company Manual, which requires a listed company to distribute its annual report within 120 days after its fiscal year end.
     The NYSE’s Section 802.01E procedures apply to the Corporation given its failure to file the Form 10-K for the fiscal year ended December 31, 2005, which the NYSE explained in a letter dated April 3, 2006. These procedures contemplate that the NYSE will monitor a company that has not timely filed a Form 10-K. If the company does not file its annual report within six months of the filing due date, the NYSE may, in its sole discretion, allow the company’s securities to be traded for up to an additional six months depending on the company’s specific circumstances. If the NYSE determines that an additional trading period of up to six months is not appropriate, suspension and delisting procedures will be commenced. If the NYSE determines that an additional trading period of up to six months is appropriate and the company fails to file its annual report by the end of that additional period, suspension and delisting procedures will generally commence. The procedures provide that the NYSE may commence delisting proceedings at any time. The Corporation expects to file its 2005 Form 10-K within the six months after its filing due date.
     Dividends
     The Corporation has a policy providing for the payment of quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.12 per share for each quarter of 2004, $0.11 per share for each quarter of 2003 and $0.10 per share for each quarter of 2002. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.
     The Puerto Rico Internal Revenue Code requires the withholding of income tax from dividend income derived by resident U.S. citizens, special partnerships, trusts and estates and by non-resident U.S. citizens, custodians, partnerships, and corporations from sources within Puerto Rico.
     Resident U.S. Citizens
     A special tax of 10% is imposed on eligible dividends paid to individuals, special partnerships, trusts, and estates to be applied to all distributions unless the taxpayer specifically elects otherwise. Once this election is made it is irrevocable. However, the taxpayer can elect to include in gross income the eligible distributions received and take a credit for the amount of tax withheld. If he does not make this election in his tax return, then he can exclude from his gross income the distributions received and reported without claiming the credit for the tax withheld.
     Nonresident U.S. Citizens
     Nonresident U.S. citizens have the right to certain exemptions when a Withholding Tax Exemption Certificate (Form 2732) is properly completed and filed with the Corporation. The Corporation as withholding agent is authorized to withhold a tax of 10% only from the excess of the income paid over the applicable tax-exempt amount.
     U.S. Corporations and Partnerships
     Corporations and partnerships not organized under Puerto Rico laws that have not engaged in trade or business in Puerto Rico during the taxable year in which the dividend is paid are subject to the 10% dividend tax withholding. Corporations or partnerships not organized under the laws of Puerto Rico that have engaged in trade or business in Puerto Rico are not subject to the 10% withholding, but they must declare the dividend as gross income on their Puerto Rico income tax return.
     Equity Compensation Plan Disclosure
     The following summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2004:

			(C)
			Number of Securities
	(A)		Remaining Available for
	Number of Securities	(B)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding Securities
Plan category	Options	Outstanding Options	Reflected in Column (A))
Equity compensation plans approved by stockholders:
Stock Option Plans	2,394,030	$22.60	1,401,374

Sub-total	2,394,030	$22.60	1,401,374

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	2,394,030	$22.60	1,401,374

Sales of Unregistered Securities
     Prior to its filing on September 8, 2004 of a Registration Statement on Form S-8 (SEC File 333-118853) (the “Registration Statement”) registering under the Securities Act of 1933 (the “1933 Act”), the shares of the Corporation acquired through the exercise of stock options under the Corporation’s Stock Option Plan, which covers certain employees of the Corporation and its subsidiaries, the shares previously acquired by such employees had not been registered with the Securities and Exchange Commission under the 1933 Act on the basis of the exemption provided in section 3(a)(11) thereof. The Corporation understands that this exemption was applicable for the period prior to the filing of the Registration Statement because: (i) it is a corporation organized under the laws of the Commonwealth of Puerto Rico whose principal office and place of business are located in the Commonwealth of Puerto Rico; and (ii) all employees that had exercised options to acquire shares were residents of the Commonwealth of Puerto Rico. The number of shares of common stock acquired under the Corporation’s Stock Option Plan for the period from January 1, 2004 to September 7, 2004 was 225,370 (72,750 for the year ended December 31, 2003) at a weighted average exercise price per option of $12.05 ($15.43 for the year ended December 31, 2003). In accordance with applicable rules of the SEC, the Registration Statement became effective upon its filing on September 8, 2004, and therefore all shares acquired pursuant to the Corporation’s Stock Option Plan after such date are registered shares under the 1933 Act.
     During the quarter and year ended December 31, 2004 the Corporation did not repurchase any of its securities.
Item 6. Selected Financial Data
     The following table presents consolidated financial and operating information for the Corporation as of the dates indicated. This information should be read in conjunction with the financial statements and the notes thereto. As described in Note 1 to the audited consolidated financial statements and in Item 7 of this Amended Form 10-K, the financial data for 2000 to 2004 has been restated.

SELECTED FINANCIAL DATA (3)
(In thousands except for per share and financial ratios results)

	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Condensed Income Statements: Year ended
Total interest income	$690,334	$549,466	$550,107	$526,841	$474,411
Total interest expense	292,853	297,528	235,575	292,067	272,615
Net interest income	397,481	251,938	314,532	234,774	201,796
Provision for loan losses	52,800	55,915	62,302	61,030	45,719
Other income	59,624	106,798	48,785	40,773	37,725
Other operating expenses	180,480	164,630	132,811	120,522	112,395
Income before income tax provision, and cumulative effect of accounting change	223,825	138,191	168,204	93,995	81,407
Provision for income tax	46,500	18,297	35,342	15,002	14,726
Income before cumulative effect of accounting change	177,325	119,894	132,862	78,993	66,681
Cumulative effect of accounting change	—	—	—	(1,015)	—
Net income	177,325	119,894	132,862	77,978	66,681
Per Common Share Results (1): Year ended
Income before cumulative effect of accounting change diluted	$3.30	$2.18	$2.63	$1.56	$1.46
Cumulative effect of accounting change	—	—	—	(0.03)	—
Net income per common share diluted	$3.30	$2.18	$2.63	$1.53	$1.46
Net income per common share basic	$3.41	$2.24	$2.67	$1.54	$1.47

Cash dividends declared	$0.48	$0.44	$0.40	$0.35	$0.29
Average shares outstanding	40,209	39,994	39,901	39,851	40,415
Average shares outstanding diluted	41,505	40,983	40,553	40,144	40,718
Balance Sheet Data: End of year
Loans and loans held for sale	$9,697,994	$7,041,056	$5,635,023	$4,306,963	$3,496,439
Allowance for possible loan losses	141,036	126,378	111,911	91,060	76,919
Investments	5,598,601	5,367,823	3,728,669	3,827,481	2,233,216
Total assets	15,637,045	12,679,042	9,625,110	8,331,382	5,919,587
Deposits	7,912,322	6,771,869	5,445,714	4,100,233	3,345,984
Borrowings	6,300,573	4,634,237	3,238,369	3,414,236	2,064,334
Total common equity	654,233	523,722	455,522	326,379	268,184
Total equity	1,204,333	1,073,822	816,022	594,879	433,184
Book value per common share	16.20	13.08	11.40	12.28	10.15
Selected Financial Ratios (In Percent): Year ended
Net income to average total assets	1.30	1.15	1.51	1.16	1.27
Net income to average total equity	15.73	13.31	18.63	14.80	21.07
Net income to average common equity	23.75	18.21	29.49	19.83	27.62
Average total equity to average total assets	8.28	8.64	8.11	7.84	6.05
Dividend payout ratio	14.10	19.66	15.00	22.51	19.92
Efficiency ratio (2)	39.48	45.89	36.56	43.74	46.93
Common Stock Price: End of year	$63.51	$39.55	$22.60	$19.00	$15.75
Offices:
Number of full service branches	57	54	54	48	48

1-	Amounts presented were recalculated, when applicable, to retroactively consider the effect of the September 30, 2002 common stock split.

2-	Other operating expenses to the sum of net interest income and other income.

3-	Periods from 2000 to 2004 were restated from previously reported amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This discussion and analysis relates to the accompanying consolidated financial statements of First BanCorp. (“the Corporation” or “First BanCorp”) and should be read in conjunction with the financial statements and the notes thereto.
Restatement of Previously Issued Financial Statements
          The net cumulative effect of the restatement through December 31, 2004 was a decrease in the Corporation’s retained earnings and legal surplus of $17.1 million, which includes a cumulative decrease of $9.1 million for the 2004, 2003 and 2002 periods and $8.0 million related to periods prior to 2002. Of the $17.1 million cumulative decrease in retained earnings and legal surplus through December 31, 2004, approximately $15.1 million, represents non-cash adjustments to correct the accounting for interest rate swaps and for the placement fees paid upon issuance to brokers selling the related hedged financial instruments (“broker placement fees”), as a result of the misapplication of the short-cut method of hedge accounting under SFAS 133 (the “short-cut method”).
          The cumulative decrease in income tax expense resulting from the restatement amounted to $8.4 million through December 31, 2004, which includes a cumulative decrease in the Corporation’s income tax expense of $2.8 million for the 2004, 2003 and 2002 periods, and a cumulative decrease of $5.6 million for periods prior to 2002. The decrease results mainly from deferred tax benefits arising from non-cash valuation adjustments relating to the interest rate swaps now reflected in the restated net income.
          The restatement also resulted in a decrease in the Corporation’s stockholders’ equity of $18.6 million and an increase in Tier 1 capital of $4.1 million or -1.52% and 0.31%, respectively, as of December 31, 2004, compared to previously reported results.
Background to Restatement
     The financial statements included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 have been restated primarily as a result of the Audit Committee’s review of the accounting treatment of certain mortgage-related transactions that the Corporation entered into with two financial institutions between 1999 and 2005 and of interest rate swaps that economically hedge the interest rate risk related to the fixed interest rate on the Corporation’s outstanding brokered certificates of deposit (“brokered CDs”) and certain medium term notes (“medium-term notes”). The Corporation had previously reflected mortgage-related transactions with Doral Financial Corp. (“Doral”) and subsidiaries of R&G Financial Corp. (referred to collectively as “R&G”) as purchases in bulk of mortgage loans and pass-through trust certificates (the “mortgage-related transactions”) by the Corporation’s subsidiary, FirstBank Puerto Rico (“FirstBank” or the “Bank”), and had used the short-cut method of accounting to account for the interest rate swaps. The restated financial statements reflect the mortgage-related transactions as commercial loans secured by mortgage loans and pass-through trust certificates and recognize the impact of changes in the market value of the interest rate swaps without offsetting adjustments to the related hedged items. The other matters that are reflected in the restatement were identified by the Corporation’s management, which began an internal review of the Corporation’s books, records, and accounting practices under the oversight of the Audit Committee and with the assistance of outside consultants following the commencement of the Audit Committee’s review of the mortgage-related transactions.
     The Corporation first announced the Audit Committee’s review in a Form 12b-25 filed with the Securities and Exchange Commission (“SEC”) on August 10, 2005 reporting that the Corporation was unable to file its Form 10-Q for the quarter ended June 30, 2005. The Audit Committee decided to undertake this review after discussions with the Corporation’s independent registered public accounting firm. To assist it in the review of the mortgage-related transactions, the Audit Committee engaged as independent counsel the law firms of Martínez Odell & Calabria and Clifford Chance U.S. LLP, which retained forensic accountants FTI Consulting Inc.
     The Audit Committee’s principal areas of review relevant to the restatement of the Corporation’s restated financial statements reflected in this Amended Annual Report on Form 10-K/A were (1) whether the Corporation should have recognized any of the mortgage-related transactions as commercial loans made by FirstBank to the sellers of the mortgage loans and pass-through trust certificates, which were secured by mortgages, rather than as purchases of mortgage loans and pass-through trust certificates under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS 140”); and (2) whether the Corporation properly applied SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for the interest rate swaps that hedge its interest rate risk related mainly to the fixed interest rate on the Corporation’s outstanding brokered CDs and certain medium-term notes.
     FirstBank began to enter into the mortgage-related transactions in November 1999. Between November 1999 and March 2005, FirstBank recognized approximately $4.5 billion of purchases of mortgage loans from Doral and approximately $1.0 billion of purchases of mortgage loans and pass-through trust certificates, which represented interests in grantors’ trusts that owned mortgages, from R&G. Most of the mortgage loans were residential mortgages. The balance of the mortgage loans were commercial mortgages.

     The purchase prices for most of the mortgage loans and pass-through trust certificates were the principal amounts of the mortgage loans and the pass-through trust certificates. The written agreements for the mortgage-related transactions with Doral and R&G included recourse provisions. The agreements with Doral provided that Doral would either repurchase or substitute mortgages that became 120 days or more delinquent within the first 24-month period after the purchase, with a limit on the repurchase obligation related to commercial mortgage loans of no more than 10% of the principal amount of such commercial mortgage loans. The first few agreements executed with R&G stated that R&G would repurchase all delinquent mortgage loans, for an unspecified period of time. Thereafter, all of the R&G agreements provided that R&G guaranteed timely payment of principal and interest. Under some of the later agreements, R&G had the right to substitute mortgage loans and agreed to cover any losses in the event of foreclosures. In connection with the mortgage-related transactions, Doral and R&G retained the servicing on all of the mortgage loans at issue and agreed to remit to FirstBank scheduled principal payments and, with respect to most of the transactions, interest calculated at a variable rate, between 120 and 150 basis points over three-month LIBOR. Finally, with respect to each agreement with Doral and certain agreements with R&G, Doral and R&G had written options to repurchase the mortgage loans if the variable interest rate that they were required to pay FirstBank reached or exceeded an agreed upon interest rate relating to the underlying mortgage loans.
     The Audit Committee’s review identified evidence that Doral had agreed orally and in emails to extend the recourse provision beyond the 24-month period included in the written agreements to recourse for the duration of the mortgage loans involved in the mortgage-related transactions with FirstBank. The Audit Committee found that neither the existence nor the terms of the oral agreements and emails were documented in the Corporation’s accounting records or communicated to the Corporation’s independent registered public accounting firm by neither the former CEO, former CFO, former executive vice-president responsible for the retail and mortgage banking business, or the former Treasurer. In contrast to the oral agreements and emails with Doral to extend the recourse period, the written agreements with R&G included express recourse provisions for the lives of the underlying mortgage loans and pass-through trust certificates. In December 2004 with respect to a transaction with R&G, the Corporation requested and obtained an opinion of its outside counsel who opined that the particular transaction with R&G constituted a true sale.
     In October 2005, Martínez Odell & Calabria, upon its review of the matter, issued an opinion stating that the purchase of mortgage loans from R&G were not true sales principally because of the applicable recourse provisions. Thereafter, after considering the impact of the agreements that Doral made orally and in emails to extend recourse beyond the 24-month period included in the written agreements, Martínez Odell & Calabria rendered an opinion in December 2005 that the mortgage-related transactions with Doral were not true sales principally in light of the full recourse nature of the mortgage-related transactions. Based upon these opinions, the Audit Committee and the Board concluded that the mortgage-related transactions with Doral and R&G were not true sales but, rather, commercial loans secured by mortgages and pass-through certificates.
     Management and the Audit Committee also reviewed the accounting for the Corporation’s interest rate swaps. The review of the accounting for the interest rate swaps was prompted by the receipt of an SEC comment letter dated August 11, 2005 relating to the 2004 Form 10-K and the March 31, 2005 Form 10-Q of the Corporation. SFAS 133 permits the use of the short-cut method of accounting for certain hedging relationships when the strict technical requirements for the use of the method are met, including the necessary documentation of the hedge positions. When those strict requirements are not met, a company is not entitled to assume that the changes in the fair value of a hedged item exactly offset the changes in the value of the related derivative but can instead implement the long-haul method under SFAS 133, under which the effectiveness of the hedging relationship is evaluated on an ongoing basis and the changes in the fair value of the derivative and related hedged item are calculated independently.
     Since it first implemented SFAS 133 on January 1, 2001, the Corporation had used the short-cut method to account for interest rate swaps that hedged its interest rate risk related mainly to the fixed interest rate on the Corporation’s outstanding brokered CDs and certain medium-term notes. Although the Corporation had received upfront payments from the interest rate swap counterparties, management had believed that the existence of terms in the interest rate swaps that mirrored the terms of the respective hedged instruments, together with substantially complete short-cut method hedge documentation prepared at the time of issuing the interest rate swaps, entitled it to use the short-cut method.
     Management, the Audit Committee and the Board concluded that the Corporation had misapplied the short-cut method of accounting under SFAS 133. They reached this conclusion after a discussion of the issue with the Corporation’s independent registered public accounting firm. In this regard, the Corporation has determined that the particular interest rate swaps did not qualify for the short-cut method in prior periods because the related upfront payments caused the swap not to have a fair value of zero at inception, which is required by SFAS 133 to qualify for the short-cut method.

     On December 13, 2005, the Corporation issued a press release announcing its conclusions relating to the mortgage-related transactions with Doral and its determination to restate its financial statements to correct the accounting for the mortgage-related transactions as well as the interest rate swaps accounted for under the short-cut method. The Corporation explained that the restatement would require it to classify the mortgage-related transactions as secured commercial loans and to reflect the changes in the fair value of the interest rate swaps as gains or losses in the income statement with no offsetting adjustments to the hedged items.
     On March 17, 2006, the Corporation announced that Martínez Odell & Calabria had concluded that the pass-through trust certificates acquired from R&G were not true sales.
     The restatement included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 also reflects various other less significant adjustments. A description of all of the matters reflected in the restatement is set forth in Note 1 to the Consolidated Financial Statements in this Amended Annual Report on Form 10-K/A.
Certain Additional Matters Reviewed by the Audit Committee
     During its review of the mortgage-related transactions, the Audit Committee also considered whether the uncapped variable interest rate feature that enables FirstBank to receive interest from Doral and R&G under the terms of some of the mortgage-related transactions created a derivative under SFAS 133. The Corporation’s written agreements entered into with Doral beginning in October 2003 and R&G beginning in December 2004 provided that the variable interest rate would not exceed the weighted average coupon (“WAC”) on the related mortgage loans. None of the prior written agreements with Doral and none of the prior written agreements with R&G that provided for variable interest rates contained a written cap on the variable interest rate to be paid to FirstBank.

     The issue whether the variable interest rate feature created a derivative was not relevant to the ultimate accounting treatment of the mortgage-related transactions in this restatement because SFAS 133 would have applied to the variable interest rate feature only if the mortgage loans and pass-through trust certificates had been purchased, and the Audit Committee concluded that the mortgage-related transactions were not purchases. Therefore, the restatement does not include any adjustment relating to the variable interest rate feature associated with the mortgage-related transactions. However, in the course of its review of this issue the Audit Committee discovered certain inappropriate conduct by certain former members of senior management, as described below.
     In or about November of 2004, in an effort to avoid accounting for a derivative created by the uncapped variable interest rate feature associated with the mortgage-related transactions with Doral and R&G , the former CEO, former CFO, and an executive vice-president who was responsible for the retail and mortgage banking business who resigned from the Corporation in the Spring of 2005, inappropriately created documents intended to make it appear to the Corporation’s independent registered public accounting firm that such documents were created at the inception of the mortgage-related transactions that involved the variable interest rate feature (the “hedge documentation”) in order to comply with the requirement in SFAS 133. The Corporation’s independent registered public accounting firm did not agree that hedge accounting could be used to account for the uncapped variable interest rate feature.
     In a further effort to avoid accounting for a derivative, the former CEO and former CFO asserted to the Corporation’s independent registered public accounting firm that the parties to the mortgage-related transactions had agreed orally at the time of the original negotiation of the mortgage-related transactions that the variable interest rates provided for in the agreements were in fact capped at the WAC of the related mortgage loans. At the request of the independent registered public accounting firm this assertion was confirmed in writing with the counterparties. The written confirmations were executed by the former CEO, the former CFO, and the former executive vice-president responsible for the retail and mortgage business and by executives of R&G and Doral. Based on the foregoing and the receipt by the Corporation of a legal opinion issued by its outside counsel that oral agreements were enforceable under Puerto Rico law, management took the position that the variable interest rate feature did not create a derivative. The Corporation’s independent registered public accounting firm concurred with management’s position based upon its audit work, certain oral representations which were incorporated in the written confirmations (which were subsequently determined to have been inaccurate and false), the legal opinion and a certification from the former CEO and former CFO to the Corporation’s independent registered public accounting firm, which also contained inaccurate statements.
     In or about March 2005, the Corporation’s prior outside counsel learned about the creation of the hedge documentation and prompted the former General Counsel to look into the matter. In response, the former General Counsel conducted an internal review of the propriety of the creation of the hedge documentation. The former General Counsel failed to advise the Audit Committee or the Board about the concerns regarding the creation of the hedge documentation or about the results of her review, notwithstanding the provisions of the Audit Committee’s whistleblower procedures. These procedures, which implement the requirement in Rule 10A-3(b)(3) under the Securities Exchange Act of 1934, as amended, that the Audit Committee establish procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters and are set forth in a document entitled “Employee Complaint Procedures for Accounting and Auditing Matters,” and require that any complaints or concerns regarding accounting, internal accounting controls, or auditing matters be reviewed under the Audit Committee’s direction.
     As a result of these findings, the Audit Committee recommended that the Board seek the resignations of the former CEO and former CFO. The Audit Committee made this recommendation because of the Audit Committee’s conclusion that the former CEO, former CFO and former executive vice-president had acted improperly with respect to the mortgage-related transactions, as described above. In addition, the Audit Committee concluded that the former CEO may have falsely reported to the Board that the Corporation’s outside derivatives consultant had told the former CEO and former CFO to prepare the hedge documentation.
     By press release dated September 30, 2005, the Corporation announced that the former CEO had stepped down from his management positions on that same date and was retiring as Chairman of the Board as of December 31, 2005, and that the former CFO had resigned from her positions as CFO and director also as of September 30, 2005 and was retiring as of October 31, 2005. In addition, the Corporation announced the election of the present CEO and chief operating officer (“COO”), who also became directors, and the appointment of an interim CFO.
     Subsequently, the Corporation terminated the former General Counsel on October 25, 2005 based on her conduct in connection with her internal review and for subsequent related conduct. Also, the former Treasurer of the Corporation, who was involved in the negotiations with respect to some of the mortgage-related transactions, resigned from the Corporation on August 11, 2006 upon recommendation of the Board of Directors.

     The internal review conducted by the Corporation also included evaluations of, among other matters:
•	the accounting for loan sales and purchases;

•	the accounting for derivative instruments and investment securities;

•	the accounting for and the recognition and deferral of loan origination fees and costs;

•	the accounting for placement fees on brokered certificates of deposit;

•	the accounting for rent expense under operating leases;

•	the accounting for finance leases;

•	the assumptions and methodology followed for core deposit intangibles;

•	the accounting for premiums and discounts on investments;

•	the methodology for determining the provision for loan and lease losses;

•	the evaluation of other-than-temporary impairments on the Corporation’s investment portfolio;

•	the appropriate identification of and financial statement disclosures about industry segments;

•	the evaluation of certain accounting estimates;

•	the accounting for contingencies; and

•	the materiality of previously identified immaterial unrecorded accounting adjustments.
          The Corporation’s management understands that the scope of the Audit Committee’s and management’s internal review procedures was sufficient to identify the issues of material nature that could affect the Corporation’s consolidated financial statements. The ongoing SEC investigation, however, could result in the Corporation having to amend its public disclosures further.
Internal Control over Financial Reporting
          As part of the internal review, the Corporation’s management, including the current CEO and the CFO, evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 and concluded that the Corporation’s internal control over financial reporting was not effective as of December 31, 2004.
          During the reassessment process, the Corporation also initiated an analysis of the key factors that contributed to the need for restatement of the Corporation’s financial statements. The review was conducted under the supervision of the Audit Committee and management to improve the internal control environment surrounding the financial reporting process. For additional information regarding the review of internal control over financial reporting and management’s conclusion that there are material weaknesses in internal controls, along with the remediation plan to address each weakness in the internal controls over financial reporting, see Item 9A “Controls and Procedures” in this Amended Form 10-K.
Summary of Restatement Results
          The following table summarizes the key results of the restatement for each of the five years ending December 31, 2004.

Restated Net Income for the Five Years Ended December 31, 2004:

	Net Income			Diluted Earnings Per Common Share			Stockholders’ Equity
	(in thousands)			(in dollars)			(in thousands)
	As			As			As
Year Ended	Previously	As		Previously	As		Previously	As
December 31,	Reported	Restated	Change (%)	Reported	Restated	Change (%)	Reported	Restated	Change (%)
2004	$178,878	$177,325	-1%	$3.34	$3.30	-1%	$1,222,911	$1,204,333	-2%
2003	$152,338	$119,894	-21%	$2.98	$2.18	-27%	$1,089,569	$1,073,822	-1%
2002	$107,956	$132,862	23%	$2.01	$2.63	31%	$798,424	$816,022	-2%
2001	$86,001	$77,978	-9%	$1.73	$1.53	-12%	$602,919	$594,879	-1%
2000	$67,276	$66,681	-1%	$1.47	$1.46	-1%	$434,461	$433,184	0
     The Corporation’s restated net income reflects a decrease or increase from previously reported earnings for certain periods, as well as an increased volatility from quarter to quarter when compared to previously reported earnings. The changes in restated net income from 2000 through 2004 reflect primarily the correction to the accounting for the interest rate swaps that hedge brokered CDs and the amortization of broker placement fees, which mirrored the up-front fees received from swap counterparties. The need for these adjustments resulted from the conclusion that hedge accounting under the short-cut method of SFAS 133 was not appropriate. There was no adjustment to net income related to the mortgage-related transactions.
Effects of Restatement on Balance Sheet and Regulatory Capital
     The Corporation’s restated balance sheet primarily reflects a revised classification of mortgage loans and investment securities and a decrease in retained earnings. The Corporation’s total loans as restated, mainly reflect a significant increase in commercial loans secured by real estate mortgages and a corresponding decrease in residential real estate loans and investment securities. These changes resulted from the revised classification of the mortgage-related transactions as secured commercial loans to Doral and R&G, rather than as residential, commercial mortgages and pass-through trust certificates, because the mortgage-related transactions with Doral and R&G did not meet the provisions of SFAS 140 for sale accounting.
     The net cumulative effect of the restatement through December 31, 2004 was a decrease to the Corporation’s retained earnings and legal surplus of $17.1 million, which includes a cumulative decrease of $9.1 million for the 2004, 2003 and 2002 periods and $8.0 million related to periods prior to 2002. The cumulative decrease in retained earnings is mainly attributable to the amortization of broker placement fees partially offset by changes in the fair value of interest rate swaps now reflected in the restated net income. Since hedges of brokered CDs did not qualify for hedge accounting under the short-cut method of SFAS 133, the previously recorded fair value adjustments to brokered CDs were eliminated and broker placement fees, which mirrored the up-front fees received from swap counterparties, are now separately recorded as a deferred cost on the brokered CDs and amortized over their expected maturities as a yield adjustment. For additional information regarding the interest rate swaps and other items adjusted in this restatement, please refer to Note 1 “Restatement of Previously Issued Financial Statements” to the audited consolidated financial statements.
     As of December 31, 2004, 2003 and 2002 and after giving effect to the restatement, the Corporation and FirstBank were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding corporation and state non-member bank, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Corporation’s banking subsidiary, FirstBank, is considered to be “well-capitalized,” within the meaning established by the FDIC. Set forth in the tables below are the Corporation’s and FirstBank’s regulatory capital ratios (as previously reported and restated) as of the end of 2004, 2003 and 2002, based on existing Federal Reserve and FDIC guidelines and the cumulative decrease of retained earnings through December 31, 2004 for the Corporation.

	As of December 31,
	2004	2003	2002
Regulatory capital ratios (as previously reported)
Total Capital:
First BanCorp	14.89%	15.22%	13.75%
FirstBank	12.28%	13.49%	12.50%

Tier 1 Capital:
First BanCorp	13.57%	13.65%	11.90%
FirstBank	11.03%	12.00%	10.68%

Leverage Ratio:
First BanCorp	9.25%	8.35%	7.35%
FirstBank	7.50%	7.38%	6.62%

Regulatory capital ratios (as restated)
Total Capital:
First BanCorp	12.83%	13.78%	13.55%
FirstBank	10.60%	12.23%	12.39%

Tier 1 Capital:
First BanCorp	11.62%	12.24%	11.76%
FirstBank	9.44%	10.78%	10.63%

Leverage Ratio:
First BanCorp	9.26%	8.41%	7.85%
FirstBank	7.51%	7.44%	7.12%
Summary of Accounting Adjustments by Category
     The Corporation has classified the accounting practices and related adjustments that were affected by the restatement into the categories described below. For a more detailed description of the accounting adjustments by category, see Note 1 “Restatement of Previously Issued Financial Statements” to the Corporation’s accompanying audited consolidated financial statements.

Cumulative (Decrease) Increase
of Retained Earnings and Legal Surplus
(In thousands)	through December 31, 2004
Pre-tax restatement adjustments:
Accounting for derivative instruments and broker placement fees	$(26,333)
Accounting for investment securities	3,483
Accounting for fees, costs, premiums and discounts on loans	(2,430)
Other adjustments	(191)

Total pre-tax restatement adjustments	(25,471)
Income tax impact of restatement adjustments and re-evaluation of income taxes on previously reported amounts	8,387

Total retained earnings and legal surplus impact	$(17,084)

The Corporation has classified the accounting practices and related adjustments that were affected by the restatement into categories described below.
Accounting for Derivative Instruments and Broker Placement Fees
     The Corporation uses derivative instruments in the normal course of business, primarily to reduce its exposure to market risk (principally interest rate risk) stemming from various assets and liabilities. As part of the restatement process, the Corporation reviewed its accounting for derivative instruments and concluded that its use of the “short-cut” method of hedge accounting under SFAS 133 for interest rate swaps that economically hedge mainly brokered CDs was not consistent with generally accepted accounting principles in the United States.
     Since the 1990’s, the Corporation has entered into interest rate swaps to hedge the interest rate risk inherent mainly in certain of its brokered CDs. The Corporation believes that using interest rate swaps to convert the interest expense on brokered CDs from fixed to variable is prudent from an asset liability management standpoint. The brokered CDs are typically structured with terms of more than one year depending on the interest rate scenario and with a call option on the Corporation’s part, but no surrender option for the CD holder, other than upon the death of the holder. The extended term of the brokered CDs minimizes liquidity risk while the Corporation’s option to call the CDs provides funding flexibility. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, the interest rate swaps are utilized to convert fixed-rate brokered CDs to variable rates, therefore, reducing the Corporation’s sensitivity to interest rate changes. The Corporation considers that economically these hedges have fulfilled and continue to fulfill their intended results.
     Since the Corporation first implemented SFAS 133 on January 1, 2001, it applied a method of fair value hedge accounting to account for the brokered CD swaps that resulted in the Corporation assuming no ineffectiveness in these transactions (i.e., the “short-cut” method). The Corporation has now concluded that the interest rate swaps hedging the brokered CDs did not qualify for the short-cut method because the fee received from the swap counterparty at inception of the relationship caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Furthermore, although historical effectiveness testing performed in December 2005 demonstrated that the brokered CD swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. The documentation at the inception of the hedges was intended to support the use of the short-cut method.
     The short-cut method allows a company to record the effective portion of the change in fair value of the hedged item (in this case, the brokered CDs) as an adjustment to income that offsets the fair value adjustment on the related interest rate swaps. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap is recorded on the consolidated balance sheet at its fair value, the related hedged item, the brokered CD, is required to be carried at cost. In addition, the broker placement fees, which mirrored the up-front fees received from swaps counterparties, are now separately recorded as a deferred cost within the brokered CDs and amortized through the expected maturities of the related brokered CDs as a yield adjustment using the effective interest method. Previously, the placement fees were offset with the upfront fees received from the swap counterparties at inception with no separate accounting recognition.
     In connection with the evaluation of hedge accounting transactions, the Corporation concluded that the short-cut method was also incorrectly used for certain interest rate swaps hedging medium-term notes, certain corporate bonds and certain commercial loan receivables. The accounting consequences of that conclusion are similar to the accounting consequences discussed above relating to the accounting for brokered CD swaps. In this case, eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the medium-term notes, corporate bonds and to the loans receivable.
     The net cumulative pre-tax effect related to the correction of the accounting for interest rate swaps and the amortization of broker placement fees, as a result of the misapplication of the short-cut method of accounting under SFAS 133 is $26.3 million as of December 31, 2004. In summary, the cumulative adjustments mainly represent the effect of: (1) eliminating the fair value adjustments previously made to the brokered CDs, medium-term notes and other hedged items; (2) recognizing the fair value of the interest rate swaps at inception which is the equivalent of the upfront fees received from swap counterparties; (3) recognizing the placement fees paid to the brokers that placed the brokered CDs and medium-term notes as deferred costs required to be amortized over the expected maturities of the related economically hedged items; and (4) correcting the fair value of the interest rate swaps as of the end of each reporting period.
     The following table details the components of the pre-tax cumulative effect from the correction in the accounting for interest rate swaps and broker placement fees:

Cumulative (Decrease)
Increase of Retained
Earnings Through
(In thousands)	December 31, 2004
Elimination of fair value adjustments previously made to hedged items	$(42,403)
Recognition of interest rate swap up-front fees	78,030
Broker placement fees amortization	(38,570)
Corrections to interest rate swap valuations	(23,390)

Total pre-tax retained earnings impact	$(26,333)

     At December 31, 2004, the cumulative broker placement fees mainly paid to brokered CDs and medium-term notes counterparties, which mirrored the up-front fees received from swap counterparties, approximates $78.0 million of which approximately $39.5 million remain unamortized.
     Changes in the fair value of interest rate swaps and the interest payments exchanged are recognized in earnings as interest income or interest expense depending upon whether it is an asset or liability that is being economically hedged.

     Recharacterization of purchases of mortgage loans and pass-through trust certificates as commercial loans secured by mortgage loans
     On December 13, 2005, the Corporation announced that it had concluded that a substantial portion of mortgage-related transactions that FirstBank entered into with Doral and R&G since 1999 did not qualify as sales for accounting purposes. In addition, on March 17, 2006, the Corporation announced that all of the transactions related to pass-through trust certificates from R&G were not sales for accounting purposes and are now classified as secured commercial loans.
     The incorrect accounting, in the case of transactions with R&G resulted from the fact written contracts included unlimited recourse that tainted the true sale characterization. Notwithstanding the clauses in the R&G contracts, the Corporation previously accounted for the transactions with R&G as purchases. In the case of Doral transactions, the revised classification resulted from the existence of oral and email agreements that extended the 24-month recourse period included in the associated written transaction agreements to recourse for the duration of the respective underlying mortgage loans. Neither the existence nor the terms of these oral agreements and emails were documented in the Corporation’s accounting records or communicated to the Corporation’s independent registered public accounting firm. Based on the above, these purchases did not satisfy the standard of SFAS 140 regarding the isolation of assets (“true sale”).
     During the review of the mortgage-related transactions, management and the Audit Committee also considered whether the uncapped variable interest rate that the Corporation was entitled to receive from Doral and R&G under the terms of some of the mortgage-related transactions created a derivative under SFAS 133. This issue became not relevant to the ultimate accounting treatment of the mortgage-related transactions in the restatement because SFAS 133 would have applied to the variable interest rate feature only if the mortgage loans and pass-through trust certificates had been purchased, and management and the Audit Committee concluded that the mortgage related transactions were not purchases. As previously discussed however, the Audit Committee’s review determined that there was improper conduct by certain former members of management in an effort to avoid treating the uncapped variable interest rate feature associated with the mortgage-related transactions with Doral and R&G as a derivative. See “Background to the Restatement,” above.
     The mortgage-related transactions with Doral and R&G were reflected in the Corporation’s previously issued financial statements as purchases of residential mortgages, commercial mortgage loans and pass-through trust certificates. This restatement reflects these mortgage-related transactions as commercial loans secured by mortgage loans and pass-through trust certificates. This conclusion resulted in the revised classification of approximately $3.6 billion and $2.1 billion in mortgage-related loans to secured loans to local financial institutions as of December 31, 2004 and 2003, respectively and $224.5 million in pass-through trust certificates to secured loans to local financial institutions as of December 31, 2004. The recharacterization of the mortgage-related transactions with Doral and R&G did not impact the Corporation’s retained earnings as of December 31, 2004.
     Accounting for investment securities
     The Corporation evaluated the methodology used for the amortization of premiums and discounts on investment securities. The Corporation previously amortized the premiums and discounts under the straight line method adjusted for prepayments of securities. As part of the restatement, the Corporation concluded that it needed to correct its methodology. Accordingly, the historical financial statements were adjusted to reflect the amortization of premiums and discounts on investments securities under the interest method. The cumulative effect of this correction on the Corporation’s pre-tax income through December 31, 2004 was an increase to interest income on investments of $3.5 million, all of which relate to the periods of 2002, 2003 and 2004.
     In addition, the Corporation identified other types of investment instruments that had not been recognized in the Consolidated Statement of Financial Condition in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. The adjustments are presented in the restated Consolidated Statements of Financial Condition.
     Accounting for deferral and recognition of origination fees and costs on loans
     As part of the restatement process, the Corporation reviewed the methodology used to measure origination fees and costs associated with its loans origination, in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases”, which establishes the accounting treatment for nonrefundable fees and costs associated with lending, committing to lend or purchasing loans. The Corporation concluded that throughout the restatement period, it did not apply the standard requirements to one of its consumer loans portfolios. Accordingly, the Corporation concluded that, in order to comply with SFAS 91, it needed to defer and amortize loan origination fees and costs on this portfolio using the interest method. The cumulative effect of this correction on the Corporation’s pre-tax income through December 31, 2004 was a decrease to interest income on loans of $2.4 million. This includes cumulative charges of $2 million for 2002, 2003 and 2004 and $441,336 for periods prior to 2002.
     Other Accounting Adjustments and Reclassifications
     In addition, to the adjustments described above, the Corporation has identified other accounting errors that require additional corrections and reclassifications. The accounting corrections relate to various aspects of the Corporation’s consolidated financial statements and are reflected in its restated results, including adjustments to the gain on sale of credit card portfolios, accrual for rental expense on lease contracts, valuation of financial instruments and adjustments to income from a loan origination subsidiary. The cumulative effect of all these other adjustments was a decrease in pre-tax income of $191,000 through December 31, 2004.
     The reclassifications made to conform to generally accepted accounting principles in the United States included, among other matters, reclassifying late charges and prepayment fees on loans from other income to interest income on loans, and reclassifying dividends on equity securities to interest income on investments. Other reclassifications included reclassifying loans receivable balances within loan categories, reclassifying certain amounts previously reported as repurchase agreements to other borrowings and reclassifying cash balances previously reported as non-interest bearing deposits.
     Income Taxes
     As a result of the corrections reflected in the restatement, the Corporation’s cumulative income tax expense was reduced by approximately $2.8 million for the years ended December 31, 2004, 2003 and 2002, and $5.6 million for periods prior to 2002. This cumulative reduction resulted principally from changes in deferred taxes.
     See Note 26 “Income Taxes” to the Corporation’s audited consolidated financial statements, for additional details regarding the Corporation’s income taxes.
Other Matters
     Industry Segments
     As part of the restatement, the Corporation evaluated its industry segment classification to reflect the method in which financial information was being evaluated by the Chief Operating Decision Maker as of December 31, 2004. Historically, the Corporation disclosed three reportable segments: Retail, which included consumer and mortgage operations; Commercial and Corporate Banking; and Treasury and Investments. Since both mortgage and consumer loans were originated through the same channels of distribution, the Corporation originally reported these activities within the same segment.
     During the restatement process and after re-evaluation of the reportable segments, management concluded that mortgage banking should have been disclosed as a separate segment and that changes to the composition of reportable segments were necessary. Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent the Board of Directors, the operating segments are driven primarily by the legal entities. The Corporation corrected the reportable segments to appropriately reflect the manner in which financial information was analyzed by and presented to the Chief Operating Decision Maker. The Corporation has four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments.

     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Mortgage loans are purchased from other local banks or mortgage brokers. The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment sells funds to Commercial and Corporate Banking; Mortgage Banking; and Consumer segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Treasury and Investments are based on market rates. The Other category is mainly composed of insurance, finance leases and other products. Refer to Note 31 “Segment Information” to the Corporation’s audited consolidated financial statements, for additional details regarding the Corporation’s reportable segments.
Overview
     First BanCorp is the financial holding company of FirstBank, a commercial bank headquartered in San Juan, Puerto Rico. First BanCorp, the second largest financial holding company headquartered in San Juan, Puerto Rico based on assets as of December 31, 2004, had $15.6 billion in assets at December 31, 2004 and operated full-service banking branches in Puerto Rico and in the U.S. Virgin Islands (USVI) and British Virgin Islands (BVI). Since October 2004, the Bank also operates a loan agency in Coral Gables, Florida (USA). In addition, the holding company owns an insurance agency. Through its wholly- owned subsidiaries, the Bank, operates offices in Puerto Rico specializing in residential mortgage loans originations, small personal loans, finance leases and vehicle rental, and subsidiaries in the USVI and Barbados specializing in insurance agency services, small personal loans and foreign sales corporation management.
     The Corporation’s results of operations are sensitive to fluctuations in interest rates. Changes in interest rates can materially affect key earnings drivers such as the volume of loan originations, net interest income earned, and gains/losses on investment security holdings. Interest rate risk is constantly managed through asset/liability management strategies which include the use of various derivative instruments. Another important risk which the Corporation manages on a daily basis is credit risk in the loan portfolio. This risk is mainly managed through strong underwriting, loan review and collection functions. The Corporation’s business activities and credit exposures are mainly concentrated in Puerto Rico. Consequently, its financial condition and results of operations are dependent on the economic conditions as well as changes in legislation on the Island.

Financial Highlights
     First BanCorp recorded earnings of $177.3 million or $3.41 per common share (basic) and $3.30 per common share (diluted) for 2004, compared to $119.9 million or $2.24 per common share (basic) and $2.18 per common share (diluted) for 2003, and $132.9 million or $2.67 per common share (basic) and $2.63 per common share (diluted) for 2002. For 2004 as compared to 2003, net income increased by $57.4 million or $1.12 per common share (diluted), and for 2003 as compared to 2002, net income decreased by $13.0 million or $0.45 per common share (diluted). During 2004, the Corporation obtained a return on average assets of 1.30% compared to 1.15% for 2003 and 1.51% for 2002 and a return on common equity of 23.75% for 2004 compared to 18.21% for 2003 and 29.49% for 2002.
     Assets rose 23% from $12.7 billion at year-end 2003 to $15.6 billion at the end of 2004. Deposits increased 17% to $7.9 billion. Net loans increased 38% to $9.6 billion, due to an increase of $2.1 billion in commercial loans, $301 million in residential mortgage loans and $252 million in consumer loans and finance leases. The increase in commercial loans includes a $1.8 billion increase in the recharacterized secured loans to local financial institutions.
     The Corporation’s earnings increase is mainly the result of a significant growth of $3.2 billion in the average balance of earning assets and from increases in the average yield on investment securities, together with a lower cost of funding. The increase in interest income, when compared to 2003, is mainly attributable to the growth in the Corporation’s loan and investment portfolios; the average balance of these portfolios increased by $1.7 billion and $1.4 billion, respectively. The increase in the loan portfolio was mainly driven by the origination of commercial loans, including secured loans to local financial institutions, while the increase in the investments portfolio is mainly attributable to substantial purchases of long-term agency securities.
     While the yield on the investments portfolio increased as compared to 2003 due to the re-investment of proceeds from prepayments on mortgage-backed securities and to new investments in higher yielding long-term securities, the yields on loans decreased, given the re-pricing of variable rate loans and the purchase and origination of loans at lower rates. Total yield on earning assets on a taxable equivalent basis, excluding the impact changes in the fair value of interest rate swaps, was 5.68% for 2004 as compared to 5.73% for 2003. The decrease in interest expense as compared to 2003 is the result of decreases in rates, given the re-pricing of variable rate liabilities and the origination of new debt at lower rates partially offset by volume increases in interest-bearing liabilities to support the Corporation’s investment and loan portfolio growth. The average cost of funds rate, excluding the impact of the change in the fair value of interest rate swaps, for 2004 was 2.62% compared to 2.86% for 2003.
     The interest earned on earning assets is computed on a tax equivalent basis; both the yield on earning assets and cost of funds rate exclude the impact of the change in the fair value of interest rate swaps. When adjusted on a taxable equivalent basis and excluding valuation changes, yields on taxable and exempt assets are comparative. Also, the cost of funds rate, excludes non-cash adjustments from changes in the fair value of interest rate swaps changes that do not affect economically the Corporation’s funding cost. Refer to the “Net Interest Income” section of this Management’s Discussion and Analysis for further information.
     Positive variances resulting from the increase in average earnings assets, higher yields on the investment’s portfolio and lower cost of funds were partially offset by a decrease in the yields on the loan portfolio. The net impact on net interest income and earnings was positive, net interest income increased by $145.5 million as compared to the 2003 reported amount, or $123.3 million on a taxable equivalent basis, excluding the impact of the change in the fair value of interest rate swaps.

     The provision for loan losses decreased by $3.1 million to $52.8 million in 2004, as a result of the Corporation’s underwriting standards and stability in loan delinquencies during 2004, considering significant volume increases in the loan portfolios. The net charge offs as a percentage of average loans decreased to 0.48% from 0.66%.
     Other income for 2004 decreased by $47.2 million as compared to 2003. The decrease is mainly attributable to gains realized in the year 2003 from the sale of investments and from the sale of a significant portion of the Corporation’s credit card portfolio. These gains amounted $35.6 million and $32.4 million, respectively, for 2003 as compared to $9.5 million and $5.5 million, respectively, for 2004. Other income excluding net gains on sale of investments and gains on sale of credit card portfolios increased by $5.8 million as compared with the 2003 reported amount. The increase is in part attributable to increases in commission income from the Corporation’s insurance businesses and increases in service charges on deposit accounts as a result of a larger volume of insurance transactions and deposit accounts during 2004, partially offset by decreases in other service charges on loans, due to the decrease in fees resulting from the sales of the credit card portfolios in 2003 and early in 2004.
     Operating expenses increased by $15.9 million from $164.6 million in 2003 to $180.5 million in 2004. The increase as compared to 2003 is mainly attributable to increase personnel and occupancy costs to support the Corporation’s growth, and to strong advertising and business promotion costs to support new products and services, especially those offered by FirstMortgage, the Corporation’s mortgage loans origination subsidiary which started operations late in 2003.
     Return on average assets was 1.30% for 2004, 1.15% for 2003 and 1.51% for 2002. Return on average equity was 15.73% for 2004, 13.31% for 2003 and 18.63% for 2002. Return on average common equity was 23.75% for 2004, 18.21% for 2003 and 29.49% for 2002.
     During the first quarter of 2004, FirstBank Overseas Corporation, a wholly-owned subsidiary of FirstBank and an international banking entity under the International Banking Entity Act of Puerto Rico, commenced operations. Also in October 2004, the Corporation’s subsidiary, FirstBank, started operations in Coral Gables, Florida, through the establishment of a loan agency.
     In November 2004, the Corporation announced the signing of a definitive merger agreement for the acquisition of the parent company of Unibank, a federal savings and loan association with approximately $500 million in assets, which operates 9 full service branches in the southern region of the state of Florida. The acquisition was completed in the first quarter of 2005. The acquisition will allow the Corporation to build a platform in Florida from which to consider future expansion in the United States.
     In 2003, FirstBank entered into a long-term strategic marketing alliance with MBNA Corporation. As part of the alliance, FirstBank became an MBNA Financial Institution Partner in Puerto Rico and is the only Puerto Rico-based financial institution whose credit cards are issued by MBNA. As mentioned earlier and in accordance with an agreement reached in 2003, FirstBank sold credit card loan portfolios to MBNA in late 2003 and in the first quarter of 2004; these sales generated before tax gains of $32.4 million and $5.5 million in 2003 and 2004, respectively, after considering certain restatement adjustments.
Critical Accounting Policies and Practices
     The amounts reported in the Corporation’s financial statements are based on judgments, estimates and assumptions made by management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, if different assumptions or conditions prevail. The Corporation believes that the following accounting policies involve a higher degree of judgment:
Investments Classification and Valuation
     The Corporation classifies its investments in debt and equity securities as trading, held-to-maturity and available-for-sale securities at the time of purchase. The available-for-sale securities are carried at fair value, with unrealized gains and losses resulting from changes in the fair value, net of deferred tax effects, reported in other comprehensive income as a separate component of stockholders’ equity. The fair values of these securities were calculated based on quoted market prices and dealer quotes. To the extent that quarter market prices and dealer quotes are not available, however, the fair value is calculated based upon various assumptions. Changes in the assumptions used in calculating the fair values, such as interest rates, estimated prepayments rates for such securities subject to prepayment risk and discount rates, could affect the reported valuations. Held-to-maturity securities are accounted at amortized cost. Trading securities, if any, are reported at fair value with unrealized gains and losses included in earnings.
Evaluation for Other-Than-Temporary Impairment on Available-for-Sale and Held-to-Maturity Securities
     The Corporation evaluates its investment securities for impairment. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including but not limited to, the length of time and extent to which the fair value has been less than its cost basis and the Corporation’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Corporation also considers, among other factors, the obligor’s repayment ability on its bond obligations and its cash and capital generation ability. Any change in the factors evaluated to determine the need for an impairment charge could have an impact on that decision.
Allowance for Loan Losses
     The Corporation maintains the allowance for loan losses at a level that management considers adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. Groups of small balance and homogeneous loans are collectively evaluated for impairment. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are considered homogeneous and are evaluated collectively for impairment. In determining probable losses for each category of homogeneous pools of loans, management uses historical information about loan losses over several periods of time that reflect varying economic conditions and adjusts such historical data based on the current conditions, considering information and trends on charge-offs, non-accrual loans, changes in underwriting policies, risk characteristics relevant to the particular loan category and delinquencies. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Accordingly, the measurement of impairment for loans evaluated individually involves assumptions by management as to the amount and timing of cash flows to be recovered and of appropriate discount rates. When the loans are collateral dependent, the fair value of the collateral is based on an independent appraisal that may also involve estimates of future cash flows and appropriate discount rates or adjustments to comparable properties.

Income Taxes
     The Corporation is routinely subject to examinations from governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Corporation to specific transactions. Management believes that the assumptions and judgments used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities assumptions differ from management’s assumptions, the result and adjustments required could have a material effect on the Corporation’s results of operations. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. As of December 31, 2004, there were no open income tax investigations. Information regarding income taxes is included in Note 26 to the Corporation’s financial statements.
Derivatives Financial Instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation uses financial instruments (derivatives), including interest rate swaps, interest rate caps and options. In accordance with SFAS 133, all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in the then-current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the shareholders’ equity section of the Consolidated Statements of Financial Condition, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying for hedge accounting under SFAS 133 are reported in the then-current-period earnings.
     At the inception of the hedge and monthly thereafter, a formal assessment is performed to determine whether the changes in fair values of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. The Corporation discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that the designation of the derivative is no longer appropriate.
     When hedge accounting is discontinued, the future gains and losses arising from any change in fair value are recorded as interest income or interest expense depending upon the asset or liability being economically hedged. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.
     The Corporation uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified in 2004 by the Corporation for hedge accounting treatment. These economic hedge swaps mainly convert the fixed interest rate payments on certain of its deposits and debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Corporation receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the interest income or interest expense caption of the Consolidated Statements of Income depending upon whether it is an asset or liability being economically hedged. The fair values of these derivatives are included in either the Other Assets or Other Liabilities caption.
     At December 31, 2004, 2003 and 2002, all interest rate swaps held by the Corporation are considered economic hedges as these did not qualify for hedge accounting under the “short-cut method”. Since at December 31, 2004, the Corporation’s interest rate swaps did not qualify for hedge accounting, the impact from changes in the fair value of the hedged items can not be recognized in earnings, therefore, results of operations and reported earnings could be impacted significantly in the future. In April 2006, the Corporation implemented the “long-haul method” of hedge accounting for interest rate swaps hedging mainly brokered CDs and medium-term notes.
Accounting Pronouncements
     During 2006, the Financial Accounting Standards Board (FASB), issued SFAS 156 Accounting for Servicing of Financial Assets, an amendment of SFAS 140; and SFAS 155 Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and 140 and Financial Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109 (FIN 48).
     During 2005, the FASB, issued SFAS No. 154 Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.
     During 2004, the Financial Accounting Standards Board (FASB), its Emerging Issues Task Force (EITF) and the SEC issued several accounting pronouncements, namely FASB Statement No. 123R, Share-Based Payment, EITF Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and FASB Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Refer to Note 3 to Corporation’s financial statements for a summary of the major provisions of these pronouncements. The Corporation’s results of operations could be affected by the effect of new accounting pronouncements issued in the future.
Results of Operations
     The Corporation’s results of operations depend primarily on its net interest income, which is the difference between the interest income earned on interest earning assets, including investment securities and loans, and the interest expense on interest bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest earning assets and interest bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations is affected by the provision for loan losses, operating expenses (such as personnel, occupancy and other costs), other income (mainly service charges and fees on loans), the result of derivatives activities, gains on sale of investments and loans and income taxes.

Net Interest Income
     Net interest income increased to $397.5 million for 2004 from $251.9 million in 2003 and $314.5 million in 2002. The increase in net interest income for the year 2004 was mainly driven by the increase in the average volume of earnings assets by $3.2 billion attributable primarily to the growth in the Corporation’s loan and investment portfolios, especially commercial loan portfolios and government agency securities.
     The following table includes a detailed analysis of net interest income. Part I presents average volumes and rates on a tax equivalent basis, excluding the impact of changes in the fair value of derivatives, (please refer to explanation below regarding changes in the fair value of interest rate swaps). Part II presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s net interest income, the analysis is also on a tax equivalent basis and excluding changes in the fair value of derivatives. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rates), and changes in rate (changes in rate multiplied by old volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and changes in rate based upon their respective percentage of the combined totals. Changes in the fair value of interest rate swaps recorded as part of interest income and interest expenses are excluded from the analysis (refer to explanation below regarding changes in the fair value of interest rate swaps).
Part I

Year ended December 31,	Average volume			Interest Income (1) / expense			Average rate (1)
(As restated)	2004	2003	2002	2004	2003	2002	2004	2003	2002
				(Dollars in thousands)
Earning assets:
Money market investments	$308,962	$455,242	$60,522	$3,736	$4,707	$999	1.21%	1.03%	1.65%
Government obligations (2)	2,061,280	851,140	1,236,281	132,324	47,873	54,653	6.42%	5.62%	4.42%
Mortgage-backed securities	2,729,125	2,256,790	2,144,446	154,233	114,750	147,814	5.65%	5.08%	6.89%
Corporate bonds	57,462	181,063	259,840	(425)	6,795	15,094	-0.74%	3.75%	5.81%
FHLB stock	56,698	40,447	32,586	974	1,206	1,635	1.72%	2.98%	5.02%
Equity securities	43,876	34,158	52,703	511	703	705	1.16%	2.06%	1.34%

Total investments (3)	5,257,403	3,818,840	3,786,378	291,353	176,034	220,900	5.54%	4.61%	5.83%

Residential real estate loans	1,127,525	947,450	620,733	78,889	71,065	52,806	7.00%	7.50%	8.51%
Construction loans	379,356	314,588	223,627	19,396	14,824	11,721	5.11%	4.71%	5.24%
Commercial loans	5,079,832	3,688,419	2,752,372	188,330	140,626	135,187	3.71%	3.81%	4.91%
Finance leases	183,924	149,539	136,124	17,822	15,387	14,958	9.69%	10.29%	10.99%
Consumer loans	1,244,386	1,188,730	1,038,239	157,465	161,145	151,599	12.65%	13.56%	14.60%

Total loans (4)	8,015,023	6,288,726	4,771,095	461,902	403,047	366,271	5.76%	6.41%	7.68%

Total earning assets	$13,272,426	$10,107,566	$8,557,473	$753,255	$579,081	$587,171	5.68%	5.73%	6.86%

Interest-bearing liabilities:
Interest bearing checking accounts	$317,634	$259,438	$215,462	$3,688	$3,426	$4,763	1.16%	1.32%	2.21%
Savings accounts	1,020,228	922,875	609,324	10,938	11,849	15,096	1.07%	1.28%	2.48%
Certificate accounts	5,065,390	4,133,919	3,609,580	118,626	107,336	127,393	2.34%	2.60%	3.53%

Interest bearing deposits	6,403,252	5,316,232	4,434,366	133,252	122,611	147,252	2.08%	2.31%	3.32%
Other borrowed funds	4,235,215	2,964,417	2,868,021	144,924	112,984	123,709	3.42%	3.81%	4.31%
FHLB advances	1,056,325	633,693	339,477	27,668	19,418	16,024	2.62%	3.06%	4.72%

Total interest bearing liabilities	$11,694,792	$8,914,342	$7,641,864	$305,844	$255,013	$286,985	2.62%	2.86%	3.76%

Net interest income				$447,411	$324,068	$300,186

Interest rate spread							3.06%	2.87%	3.10%
Net interest margin							3.37%	3.21%	3.51%

(1)	On a tax equivalent basis. The tax equivalent yield was computed by dividing the interest rate spread on exempt assets by (1- Puerto Rico statutory tax rate of 39%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative. Changes in the fair values of interest rate swaps are excluded from interest income and interest expense for average rate calculation purposes.

(2)	Government obligations includes debt issued by government sponsored agencies.

(3)	Valuation in investments available-for-sale is excluded from the average volumes.

(4)	Non-accruing loans are included in the average balances, however, uncollected interest on these loans is excluded from this analysis.

Part II
(As restated)

	2004 compared to 2003			2003 compared to 2002
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on earning assets:
Money market investments	$(1,641)	$670	$(971)	$5,298	$(1,590)	$3,708
Government obligations	76,815	7,636	84,451	(19,344)	12,564	(6,780)
Mortgage-backed securities	25,764	13,719	39,483	6,728	(39,792)	(33,064)
Corporate bonds	(2,622)	(4,598)	(7,220)	(3,829)	(4,470)	(8,299)
FHLB stock	382	(614)	(232)	314	(743)	(429)
Equity Securities	157	(349)	(192)	(315)	313	(2)

Total investments	98,855	16,464	115,319	(11,148)	(33,718)	(44,866)

Consumer loans	7,294	(10,974)	(3,680)	21,187	(11,641)	9,546
Residential real estate loans	13,053	(5,229)	7,824	26,150	(7,891)	18,259
Construction loans	3,235	1,337	4,572	4,528	(1,425)	3,103
Commercial loans	52,318	(4,614)	47,704	40,832	(35,393)	5,439
Finance leases	3,434	(999)	2,435	1,427	(998)	429

Total loans	79,334	(20,479)	58,855	94,124	(57,348)	36,776

Total interest income	178,189	(4,015)	174,174	82,976	(91,066)	(8,090)

Interest expense on interest bearing liabilities:

Deposits	23,846	(13,205)	10,641	24,812	(49,453)	(24,641)
Other borrowed funds	45,960	(14,020)	31,940	3,916	(14,641)	(10,725)
FHLB advances	12,011	(3,761)	8,250	11,452	(8,058)	3,394

Total interest expense	81,817	(30,986)	50,831	40,180	(72,152)	(31,972)

Change in net interest income	$96,372	$26,971	$123,343	$42,796	$(18,914)	$23,882

     A portion of the Corporation’s interest earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt, under Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the Puerto Rico statutory income tax rate. The computation considers the interest expense disallowance required by Puerto Rico tax law. Total interest income, excluding changes in the fair value of interest rate swaps includes tax equivalent adjustments of $64.3 million, $31.0 million and $33.0 million for 2004, 2003, and 2002, respectively. Refer to explanation below on interest rate swap valuations.
     On a tax equivalent basis, net interest income, excluding changes in the fair value of interest rate swaps, increased to $447.4 million for 2004 from $324.1 million for 2003, and $300.2 million for 2002. The interest rate spread and net interest margin amounted to 3.06% and 3.37%, respectively, for 2004, as compared to 2.87% and 3.21%%, respectively, for 2003 and to 3.10% and 3.51%, respectively, for 2002.
     The exclusion of unrealized changes in the fair value of financial instruments (mainly changes in the fair value of interest rate swaps) from the detailed analysis of net interest income provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the financial instrument have no effect on interest due or interest earned on interest bearing assets or interest bearing liabilities, respectively, or on interest payments exchanged with swap counterparties. In addition, since the Corporation intends to hold the interest rate swaps until they mature because, economically, the interest rate swaps are satisfying their intended results, the unrealized changes in fair value will reverse over the remaining lives of the swaps.
     The following table reconciles the interest income on a tax equivalent basis set forth in Table I above to interest income set forth in the Consolidated Statements of Income:

	Year ended December 31,
	2004	2003	2002
Interest income on interest bearing assets on a tax equivalent basis	$753,255	$579,081	$587,171
Less: tax equivalent adjustments	(64,258)	(30,994)	(33,016)
Plus: net unrealized gain / (loss) on derivatives (economic hedges)	1,337	1,379	(4,048)

Total interest income	$690,334	$549,466	$550,107

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	Year ended December 31,
	2004	2003	2002
Unrealized gain / (loss) on derivatives (economic hedges):
Interest rate caps	$16	$—	$—
Interest rate swaps on corporate bonds	2,858	1,591	(4,048)
Interest rate swaps on loans	(1,537)	(212)	—

Net unrealized gain / (loss) on derivatives (economic hedges)	$1,337	$1,379	$(4,048)

     The following table summarizes the components of interest expense for the years ended December 31, 2004, 2003 and 2002. As mentioned before, the net interest margin analysis excludes the changes in the fair values of interest rate swaps.
The following table summarizes the components of interest expense:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Interest expense on interest bearing liabilities	$418,578	$327,286	$349,494
Net interest realized on interest rate swaps	(124,883)	(82,343)	(76,527)
Amortization of broker placement fees	12,149	10,070	14,018

Interest expense excluding unrealized loss / (gain) on derivatives (economic hedges)	305,844	255,013	286,985
Net unrealized loss / (gain) on derivatives (economic hedges)	(12,991)	42,515	(51,410)

Total interest expense	$292,853	$297,528	$235,575

The following table summarizes the components of the unrealized loss/(gain) on derivatives (economic hedges) which are included in interest expense:

	Year ended December 31,
	2004	2003	2002
Unrealized loss / (gain) on derivatives (economic hedges):
Interest rate swaps on brokered certificates of deposit	$(13,408)	$42,515	$(51,410)
Interest rate swaps on medium-term notes	417	—	—

Net unrealized loss / (gain) on derivatives (economic hedges)	$(12,991)	$42,515	$(51,410)

     Interest income on interest bearing assets primarily represents interest earned on loan receivables and investment securities.
     Interest expense on interest bearing liabilities primarily represents interest due on brokered CDs, branch-based deposits, repurchase agreements and notes payable.
     Net interest realized on interest rate swaps primarily represents net interest on pay-float swaps that economically hedge brokered CDs and medium-term notes.
     The amortization of broker placement fees represents the amortization of fees paid upon issuance to brokers selling the related hedge financial instruments (i.e., brokered CDs).
     Unrealized gains or losses on derivatives (economic hedges) mainly represent changes in the fair value of interest rate swaps that economically hedge assets (i.e., loans and corporate bonds) or liabilities (i.e., brokered CDs and medium-term notes)

2004 compared to 2003
     On a tax equivalent basis, interest income, excluding the changes in the fair values of interest rate swaps, increased by $174.2 million for 2004 as compared to 2003. The tax equivalent yield on interest earning assets was 5.68% for 2004 as compared to 5.73% for 2003. While the tax equivalent yield on the investment portfolio increased to 5.54% as compared to 4.61% for 2003, due to the re-investment of proceeds from prepayments on mortgage-backed securities and to new investments in higher yielding long-term securities, the tax equivalent yield on the loan portfolio decreased to 5.76% for 2004 as compared to 6.41% for 2003, due to the re-pricing of variable rate loans and to the purchase and origination of loans at lower rates.
     Significant volume increases in the Corporation’s loan portfolio partially offset by negative variances due to rate, mainly in the residential real estate and consumer portfolios, contributed significantly to interest income for 2004. As shown in Part I, the Corporation experienced continuous growth of its loan portfolios. Average loans increased by $1.7 billion compared to 2003. Commercial loans, which include the secured loans to local financial institutions, accounted for the largest growth in the portfolio with average volumes rising $1.4 billion. For the loan portfolio, the growth in average volume mainly driven by loan originations represented a positive increase of $79.3 million in interest income on loans due to volume. The $20.5 million decrease in interest income on loans due to rate, mentioned earlier, is mainly attributable to the floating rate characteristics of a substantial portion of the Corporation’s portfolio and to the origination of new loans at lower rates. At December 31, 2004, 91% of the commercial and 95% of the construction loan portfolios had floating rates.
     Significant volume increases in the Corporation’s investment portfolio and positive rate variances, mainly in the mortgage-backed securities and government obligations portfolio, contributed significantly to interest income for 2004. Average investment securities increased by $1.4 billion. During the first quarter of 2004, the Corporation maintained a portion of its investment portfolio, mostly the proceeds of prepayments on mortgage-backed securities, in short-term instruments, awaiting an opportunity to re-enter the longer-term investment market. With the increase in long-term rates during the latter part of the first quarter of 2004, the Corporation re-entered the long-term investment market by purchasing $1.6 billion in higher yielding 15 to 25 year callable agency securities, of which $306.8 million were called during the fourth quarter of 2004. Most of the purchases were made during the second quarter of 2004. As a result of the purchases of these higher yielding securities, interest income increased significantly. These purchases accounted for most of the positive variances in interest income from investments due to volume and due to rate. The growth in the average balance of investments represented a positive increase in interest income on investments due to volume of $98.9 million. The positive variance in interest income on investments due to rate, mainly due to higher yielding mortgage-backed securities and government agency securities, amounted to $16.5 million.
     On the liabilities side, the Corporation benefited from the re-pricing of short-term liabilities and by the origination of new short-term (i.e., deposits and repurchase agreements) and long-term (i.e., long-term repurchase agreements and other advances) liabilities at lower rates, after considering net interest realized on economic hedges. Interest expense, excluding changes in the fair value of interest rate swaps, increased by $50.8 million for 2004 as compared to 2003, mainly due to volume increases in interest bearing liabilities to support the Corporation’s investment and loan portfolio growth. The increase in the average volume of interest bearing liabilities to fund the investment and loan portfolios growth, resulted in an increase in interest expense due to volume of $81.8 million. The increase in interest expense due to volume variance was partially offset by decreases resulting from rate decreases given the re-pricing and origination of interest bearing liabilities at lower rates, as explained above, which resulted in a decrease in interest expense due to rate of $31.0 million. The cost of interest bearing liabilities, excluding changes in the fair value of interest rate swaps, decreased from 2.86% for 2003 to 2.62% for 2004.
     In summary, positive variances resulting from an increase in average earning assets, higher yields on the investment’s portfolio and lower cost of funds were partially offset by a decrease in the loan portfolio interest yields. The net impact on net interest income and earnings was positive, on a rate/volume basis. The Corporation’s net interest income (on tax equivalent basis and excluding changes in the fair value of interest rate swaps increased by $123.3 million, as a result of positive volume and rate variances of $96.4 million and $27.0 million, respectively. The net interest margin increased from 3.21% for the year 2003 to 3.37% for 2004.
     2003 compared to 2002
     On a tax equivalent basis, interest income, excluding the changes in the fair values of interest rate swaps, decreased by $8.1 million for 2003 as compared to 2002. The tax equivalent yield on earning assets was 5.73% for 2003 as compared to 6.86% for 2002. The decrease in interest income as compared to the same period last year is mainly attributed to the interest rate sensitivity of a substantial part of the Corporation’s assets which resulted in further interest yield decreases in 2003, given the low interest rate scenario that has persisted during the last few years. Significant variances due to rate were noted specifically on the Corporation’s mortgage-backed securities and commercial loans. The variance due to rate on the mortgage-backed securities is attributable to accelerated prepayments and subsequent replacement with lower yield securities and the variances on commercial loans is mainly attributed to the re-pricing of loans which rates are variable.
     The variances due to rate were partially offset by significant volume increases in the Corporation’s lending operations. As shown in Part I, the Corporation experienced continuous growth of its loan portfolios. Average loans increased by $1.5 billion compared to 2002. Commercial loans, which include the secured loans to local financial institutions, and residential real estate loans accounted for the largest growth in the portfolio, with average volumes rising $936 million and $326.7 million, respectively. For the loan portfolio, the growth in average volume represented a positive increase of $94.1 million in interest income due to volume. The negative $57.3 million decrease in interest income due to rate, mentioned earlier, is mainly attributed to the floating rate characteristics of a substantial portion of the Corporation’s portfolio and to the origination of new loans in a lower rate environment. At December 31, 2003, 91% of the commercial, 2% of the residential mortgage and 97% of the construction portfolios have floating rates.
     Average investment securities increased by $32.5 million. During 2003, the Corporation restructured its investments portfolio. Prepayments on mortgaged backed securities and repayments on callable securities accelerated when compared to recent historical experience. Also substantial gains were realized on the sale of investment securities early in 2003. A substantial amount from the proceeds of accelerated pre-payments on mortgage-backed securities, prepayments on callable securities and proceeds from sales of securities were maintained in money market instruments for most of 2003, which explains the increase in the average volume of the money market instruments and the decrease in the average volume of other components, such as government obligations, when compared to 2002. The majority of the proceeds mentioned above were reinvested in the third quarter of 2003 and at the same time the Corporation grew its investments portfolio by purchasing $2 billion of 15-year FNMA mortgage-backed securities. For such reasons, interest income from investments was affected during a period, which extended from the first quarter to the third quarter of 2003, when most of the above mentioned purchases were made. The Corporation’s Bank subsidiary interest income increased after the reinvestment of the prepayments and sales proceeds during the third quarter of 2003. The tax equivalent average yield on investment securities, excluding the changes in the fair values of interest rate swaps, was 4.61% in 2003 and 5.83% in 2002. The decrease in the average yield on investments, as compared to 2002, is primarily a result of a 181 basis point decrease in the yield earned on mortgage-backed securities given the acceleration of prepayments on these securities, which in turn accelerated the amortization of premiums paid upon the acquisition of such investments.
     On the liabilities side the Corporation benefited from a low interest rate environment, as the cost of funds decreased when short term liabilities re-priced and new short-term (i.e., deposits and repurchase agreements) and long-term (i.e., long-term repurchase agreements and other advances) liabilities were originated at lower rates, after considering net interest realized on economic hedges. Interest expense, excluding the changes in the fair values of interest rate swaps, decreased by $32.0 million for 2003 as compared to 2002. This was the result of the decrease in the average rates of interest bearing liabilities, which generated a positive rate variance of $72.2 million, which was partially offset by increases in the average volume of liabilities to support the Corporation’s growth.
     In summary, on a rate/volume basis the Corporation’s net interest income (on a tax equivalent basis) increased by $23.9 million, as a result of a positive volume variance of $42.8 million, net of a negative rate variance of $18.9 million. The net interest margin declined from 3.51% for the year 2002 to 3.21% for 2003. The Corporation’s lending operations have continued to grow, especially commercial and residential mortgages, and these volume increases have exceeded interest spreads contractions resulting in an increase of tax equivalent net interest income as compared to 2002.
Provision for Loan Losses
     During 2004, the Corporation provided $52.8 million for loan losses, as compared to $55.9 million in 2003 and $62.3 million in 2002. The decrease in the provision is mainly attributable to lower charge offs as a result of diversification into secured lending, such as residential mortgage loans and commercial loans secured by real estate. The reclassification of previously recorded mortgage loans into commercial loans to Doral and R&G did not result in an increase in the provision for loan losses since these loans are collateralized by residential mortgage loans and pass-through trust certificates. Net charge-offs amounted to $38.1 million for 2004, $41.4 million for 2003, and $41.5 million for 2002. The ratio of net charge-offs to average loans outstanding for 2004 has improved to 0.48% as compared to 0.66% and 0.87% for 2003 and 2002, respectively. The improvement, when compared to recent historical data, is attributable to improvements in the Corporation’s underwriting standards, credit administration policies and an effective risk management infrastructure as well as the diversification into secured lending.
     The allowance activity for 2004, and previous four years was as follows:

Year ended December 31,	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$126,378	$111,911	$91,060	$76,919	$71,784
Provision for loan losses	52,799	55,916	62,302	61,030	45,719

Loans charged off:
Residential real estate	(254)	(475)	(555)	(192)	—
Commercial and Construction	(6,190)	(6,488)	(4,643)	(9,523)	(3,463)
Finance leases	(2,894)	(2,424)	(2,532)	(2,316)	(2,145)
Consumer	(34,704)	(38,745)	(41,261)	(42,349)	(46,223)
Recoveries	5,901	6,683	7,540	7,391	9,807

Net charge offs	(38,141)	(41,449)	(41,451)	(46,989)	(42,024)

Other adjustments	—	—	—	100	1,440

Allowance for loan losses, end of year	$141,036	$126,378	$111,911	$91,060	$76,919

Allowance for loan losses to year end total loans	1.49%	1.80%	1.99%	2.12%	2.20%
Net charge offs to average loans outstanding during the period	0.48%	0.66%	0.87%	1.22%	1.36%
     The Corporation maintains the allowance for loan losses at a level that management considers adequate to absorb probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. This evaluation is based upon a number of factors, including the following: historical loan loss experience, projected loan losses, loan portfolio composition, current economic conditions, changes in underwriting process, fair value of the underlying collateral, financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by management. The increase in the allowance is mostly attributable to the growth of the commercial loan portfolio in the year 2004, together with the seasoning of this same portfolio.
     The allowance for loan losses on impaired commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.
     Other Income
     The following table presents the composition of other income.

Year ended December 31,	2004	2003	2002
(As Restated)	(In thousands)

Other service charges on loans	$3,910	$6,522	$6,710
Service charges on deposit accounts	10,938	9,527	9,200
Mortgage banking activities	3,921	3,014	3,540
Rental income	3,071	2,224	2,285
Other commissions and fees	1,983	1,386	1,235
Insurance income	6,439	4,258	2,269
Other operating income	14,372	11,892	11,545

Other income before net gain on sale of investments and gain on sale of credit card portfolios	44,634	38,823	36,784

Net gains on sale of investments	12,156	41,351	48,873
Impairment on investments	(2,699)	(5,761)	(36,872)

Gain on sale of investments, net	9,457	35,590	12,001

Gain on sale of credit card portfolio	5,533	32,385	—

Total	$59,624	$106,798	$48,785

     Other income primarily consists of other service charges on loans, service charges on deposit accounts, commissions derived from various banking activities, securities and insurance activities and net gain on sale of investments. Other income, excluding the net gains on sales of investments and a gain on sale of credit card loans portfolio, increased $5.8 million for 2004 as compared to 2003. The increase is mainly attributable to increases in income from mortgage banking activities, commission income from the Corporation’s insurance businesses and service charges on deposit accounts, partially offset by decreases in other service charges on loans.
     The gain on the sale of credit card loans results from portfolios sold pursuant to a strategic alliance agreement reached with MBNA Corporation in 2003.
     Other service charges on loans consist mainly of service charges related to consumer loan related activities. The decrease, when comparing 2004 with the year 2003, is due to the loss of fees relating to the credit card portfolios sold to MBNA Corporation during the last quarter of 2003 and the first two quarters of 2004.
     Service charges on deposit accounts include monthly and other fees on deposit accounts. This source of income has increased significantly due to a larger volume of accounts and transactions during 2004.
     Mortgage banking activities income includes gains on the sale of residential mortgage loans and the fees earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. Gains on sale of loans amounted to $3.6 million in 2004 (2003-$2.9 million, 2002-$3.4 million).
     The Corporation’s subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles. Rental income amounted to $3.1 million for 2004 as compared to $2.3 million for 2003 and 2002, respectively. This subsidiary opened two new locations late in 2003 and increased its vehicle inventory to meet market demand, which has resulted in increased revenues from vehicle rentals.
     Insurance income consists of commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the U.S.V.I., First Insurance Agency, Inc. These

subsidiaries offer a wide variety of insurance related products and have increased business through cross selling strategies, marketing efforts and the strategic locations of sale offices.
     Other commissions and fees income is the result of an agreement with a major investment banking firm to participate in bond issues by the Government Development Bank for Puerto Rico, and an agreement with an international brokerage firm doing business in Puerto Rico to offer brokerage services in selected branches.
     The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes.
     The net gain on the sale of investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies and strategy as well as other-than-temporary impairment charges on portfolio securities.
Other Operating Expenses
     Other operating expenses amounted to $180.4 million for 2004 as compared to $164.6 million for 2003 and $132.8 million for 2002. The following table presents the components of other operating expenses.

Year ended December 31,	2004	2003	2002
(As Restated)	(Dollars in thousands)

Salaries and benefits	$82,440	$74,488	$58,835
Occupancy and equipment	39,430	36,363	28,987
Deposit insurance premium	979	806	746
Other taxes, insurance and supervisory fees	11,615	10,329	8,915
Professional, servicing and processing fees	6,892	9,402	7,685
Business promotion	16,349	12,415	9,304
Communications	7,274	6,959	5,854
Expense of daily rental vehicles	1,943	1,642	1,588
Other	13,558	12,226	10,897

Total	$180,480	$164,630	$132,811

      Management’s goal is to limit expenditures to those that directly contribute to increase the efficiency, service quality and profitability of the Corporation. The Corporation’s efficiency ratio, which is the ratio of other operating expenses to the sum of net interest income and other income, was 39.48% for 2004 as compared to 45.89 % and 36.56% for 2003 and 2002, respectively.
     The increase in operating expenses for 2004 is in part attributable to increases in personnel and occupancy costs to support the growth of the Corporation and to significant expenditures in advertising and business promotions to support new products and services, especially those offered by FirstMortgage, the Bank’s subsidiary which started operations late in the year 2003. The decrease in professional, servicing and processing fees as compared to 2003 is mainly due to processing costs previously incurred on the portfolio of credit cards sold late in 2003 and early in 2004 to MBNA.
Income Tax Expense
     The provision for income tax amounted to $46.5 million (or 21% of pre-tax earnings) for 2004 as compared to $18.3 million (or 13% of pre-tax earnings) in 2003, and $35.3 million (or 21% of pre-tax earnings) in 2002. The provision for income taxes includes deferred income tax benefits of $6.5 million and $26.7 million for 2004 and 2003 respectively, and deferred income tax expense of $4.4 million for 2002, respectively, which are mainly attributed to temporary differences related to the allowance for loan losses and unrealized losses on derivative activities and broker placement fees. The Corporation has maintained an effective tax rate lower than the maximum statutory rate of 39% mainly by investing in government obligations and mortgage-backed securities exempt from U. S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking divisions (IBE’s) of the Corporation and the Bank and by the Bank’s subsidiary FirstBank Overseas Corporation. The IBE divisions and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by the IBE’s operating in Puerto Rico. On January 8, 2004, the IBE Act was amended to impose income tax at normal rates on IBE’s that operate as units of a bank, to the extent that the IBE’s net income exceeds 40% of the bank’s total net taxable income (including net income generated by the IBE unit) for a taxable year commencing between July 1, 2003 and July 1, 2004, 30% of such total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of such total net taxable income for taxable years commencing thereafter. These amendments apply only to IBE’s that operate as units of a bank. Management estimates that the financial impact of the amendments is not likely to be material. For additional information relating to income taxes, see Note 26 of the Corporation’s financial statements.

Financial Condition
     The following table presents an average balance sheet of the Corporation for the following years:

December 31,	2004	2003	2002
(As Restated)	(In thousands)

Assets
Interest earning assets:
Money market investments	$308,962	$455,242	$60,522
Government obligations	2,061,280	851,140	1,236,281
Mortgage backed securities	2,729,125	2,256,790	2,144,446
Corporate bonds	57,462	181,063	259,840
FHLB stock	56,698	40,447	32,586
Equity securities	43,876	34,158	52,703

Total investments	5,257,403	3,818,840	3,786,378

Commercial loans	5,079,832	3,688,419	2,752,372
Consumer loans	1,244,386	1,188,730	1,038,239
Residential real estate loans	1,127,525	947,450	620,733
Construction loans	379,356	314,588	223,627
Finance leases	183,924	149,539	136,124

Total loans	8,015,023	6,288,726	4,771,095

Total interest earning assets	13,272,426	10,107,566	8,557,473
Total non-earning assets (1)	348,712	314,857	236,786

Total assets	$13,621,138	$10,422,423	$8,794,259

Liabilities and stockholders’ equity
Interest bearing liabilities:
Interest bearing checking accounts	$317,634	$259,438	$215,462
Savings accounts	1,020,228	922,875	609,324
Certificate accounts	5,065,390	4,133,919	3,609,580

Interest bearing deposits	6,403,252	5,316,232	4,434,366
Other borrowed funds	4,235,215	2,964,417	2,868,021
FHLB advances	1,056,325	633,693	339,477

Total interest bearing liabilities	11,694,792	8,914,342	7,641,864
Total non-interest bearing liabilities	799,114	607,557	439,248

Total liabilities	12,493,906	9,521,899	8,081,112
Stockholders’ equity:
Preferred stock	550,100	408,809	352,171
Common stockholders’ equity	577,132	491,715	360,976

Stockholders’ equity	1,127,232	900,524	713,147

Total liabilities and stockholders’ equity	$13,621,138	$10,422,423	$8,794,259

(1)	Includes the allowance for loan losses and the valuation on investments securities available-for-sale.
Assets
     The Corporation’s total assets at December 31, 2004 amounted to $15.6 billion, $2.9 billion over the $12.7 billion at December 31, 2003; the increase is mainly attributable to significant increases in the Corporation’s loan portfolios and to the leveraged growth of the Corporation’s investment’s portfolio.

Loans Receivable
     The following table presents the composition of the loan portfolio including loans held for sale at year-end for each of the last five years.

	(As Restated)	% of	(As Restated)	% of	(As Restated)	% of	(As Restated)	% of	(As Restated)	% of
December 31,	2004	Total	2003	Total	2002	Total	2001	Total	2000	Total
	(Dollars in thousands)
Residential real estate loans	$1,322,650	14%	$1,023,188	15%	$896,252	16%	$542,679	13%	$478,233	14%

Commercial real estate loans	690,900	7%	683,766	10%	651,798	11%	602,922	14%	438,321	12%
Construction loans	398,453	4%	328,175	5%	259,052	5%	219,396	5%	203,955	6%
Commercial loans	1,871,851	19%	1,623,964	23%	1,427,086	25%	1,245,443	29%	954,900	27%
Secured loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	3,841,908	40%	2,061,437	29%	1,119,532	20%	555,228	13%	268,559	8%

Total commercial	6,803,112	70%	4,697,342	67%	3,457,468	61%	2,622,989	61%	1,865,735	53%
Finance leases	212,234	2%	159,696	2%	142,421	3%	127,494	3%	122,671	4%
Consumer loans	1,359,998	14%	1,160,829	16%	1,138,882	20%	1,013,801	23%	1,029,800	29%

Total	$9,697,994	100%	$7,041,055	100%	$5,635,023	100%	$4,306,963	100%	$3,496,439	100%

Lending Activities
     Total loans receivable increased by $2.7 billion in 2004 when compared with 2003. As shown on the restated table above, the 2004 loan portfolio was comprised of commercial (70%), residential real estate (14%), and consumer and finance leases (16%). For 2004, the Corporation’s total commercial loan portfolio increased by $2.1 billion. The restated commercial and residential loans portfolios above reflect the adjustment for the mortgage-related transactions with Doral Financial Corporation and R&G Financial Corporation that did not qualify as true sales for accounting purposes under SFAS 140. These mortgage-related transactions were previously reflected as purchases of residential mortgages, commercial mortgage loans and investment securities. The restatement reflects these mortgage-related transactions as commercial loans collateralized by real estate mortgages and pass-through trust certificates. As of December 31, 2004, the revised classification of the mortgage-related transactions resulted in a decrease in residential real estate loans and commercial real estate loans by approximately $3.6 billion, a decrease of $224.5 million in investment securities and an increase in secured loans to local financial institutions by $3.8 billion.
     Residential Real Estate Loans
     The pace of new housing construction and the renovation of existing housing are continuing to drive the residential mortgage loans originations in Puerto Rico, the Corporation’s primary market.
     FirstMortgage, the Corporation’s mortgage banking operation, successfully completed its first full year of operations. The Corporation has committed substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster, simpler and at competitive prices.
     As of December 31, 2004, the revised classification of the mortgage loans as secured loans to local financial institutions resulted in a decrease in residential real estate loans of approximately $3.6 billion.

     Commercial Loans
     In recent years, the Corporation has emphasized commercial lending activities and continues to penetrate this market, including commercial mortgages and constructions loans. A substantial portion of this portfolio is collateralized by real estate collateral. The restatement reflects the mortgage-related transactions with the two financial institutions as commercial loans secured by mortgages resulting in an increase in secured commercial loans to local financial institutions of approximately $3.8 billion.
     Although commercial loans involve a greater credit risk because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and continues to develop an effective credit risk management infrastructure that mitigates potential losses associated with commercial lending, including strong underwriting and loan review functions, sales of loan participations, and continuous monitoring of concentrations within portfolios.
     The Corporation has initiated a strategy aimed to cater to customer needs in the commercial loans middle market segment. This commercial lending segment is managed by well trained and highly competent officials with vast experience in commercial lending and the strategy should result in added profits to the Corporation.
     Consumer Loans
     Consumer lending growth has been mainly driven by auto loan originations. Management finds this market attractive; the growth of these portfolios has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations.
     The above mentioned strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which is the foundation of a successful auto loan generation operation. The Corporation will continue to strengthen the commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation.
     Personal loans, and to a lesser extent marine financing and a small credit card portfolio also contribute to interest income generated from consumer lending. Management plans to continue to be active in the consumer loan market applying the Corporation’s strict underwriting standards.
     Finance Leases
     Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $52.5 million, and consumer loans increased by $199.2 million in 2004.
     Loan Activities
     The following table sets forth certain additional data related to the Corporation’s loan portfolio net of the allowance for loan losses for the dates indicated:

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands)
Beginning balance	$6,914,677	$5,523,111	$4,215,903	$3,419,520	$2,673,584
Residential real estate loans originated and purchased	1,074,539	806,387	427,532	381,991	235,334
Commercial loans originated and purchased	3,248,809	2,183,494	1,307,552	1,123,342	732,203
Finance leases originated	116,200	67,332	54,750	45,094	65,646
Consumer loans originated and purchased	746,113	583,083	443,154	363,170	423,849

Total loans originated and purchased(1)	5,185,661	3,640,296	2,232,988	1,913,597	1,457,032
Sales and securitizations of loans	(180,818)	(228,824)	(80,446)	(41,060)	—
Repayments and prepayments	(2,258,180)	(1,928,726)	(747,986)	(985,500)	(638,347)
Other decreases(2)	(104,382)	(91,180)	(97,348)	(90,654)	(72,749)

Net increase	2,642,281	1,391,566	1,307,208	796,383	745,936

Ending balance	$9,556,958	$6,914,677	$5,523,111	$4,215,903	$3,419,520

Percentage increase	38.21%	25.20%	31.01%	23.29%	27.90%

(1)	Loan origination for 2002 includes $435 million acquired from JPMorgan Chase VI.

(2)	Includes the change in the allowance for loan losses and cancellation of loans due to the repossession of the collateral.
Investment Activities
     The Corporation’s investment portfolio at December 31, 2004 amounted to $5.6 billion, an increase of $230.8 million when compared with the investment portfolio of $5.4 billion at December 31, 2003. During the first quarter of 2004, the Corporation maintained a portion of its investments portfolio, mostly the proceeds of prepayments on mortgage-backed securities, in short-term instruments awaiting an opportunity to re-enter the longer-term investment market. With the increase in long-term rates during the latter part of the first quarter of 2004, the Corporation re-entered the long-term investment market by purchasing $1.6 billion in higher yielding 15 to 25 year callable government agency securities, of which $306.8 million were called during the fourth quarter of 2004. Most of the purchases were made during the second quarter of 2004. The income generated by the Corporation on these securities is exempt from income taxes. Although at the time of purchase management projected interest rates to be higher in the coming years, management concluded that yields on securities purchased were attractive on a tax equivalent basis based on different projected scenarios. Purchases of these higher yielding securities resulted in increases in interest income from the investment’s portfolio.
     Total investment securities called during 2004 amounted to $963.2 million. These were mainly agency securities. A portion of the proceeds from calls experienced during 2004 and calls experienced subsequent to December 31, 2004, which approximate $416 million, were re-invested in February 2005 in 17 year 5.75% coupon FNMA callable bonds amounting to approximately $700 million. At the time of the purchases, management continued to believe that interest rates might be higher in the future, but concluded that the tax equivalent yield of the securities purchased is attractive.
     In 2004, the Corporation realized gross gains of $12.2 million (2003-$44.5 million), and gross losses including other-than-temporary impairments of $2.7 million on equity securities (2003- $8.9 million).

     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. An acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Also, net interest income in future periods might be affected given substantial investments in callable securities. The book value of these securities, mainly agency securities, amounted to $1.7 billion at December 31, 2004. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments, might also affect net interest income. These risks are directly linked to future period’s market interest rate fluctuations. Refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of this Management’s Discussion and Analysis for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation.
Investment Securities and Loans Receivable Maturities
     The following table presents the maturities of the loan and investment portfolio at December 31, 2004:

	As of December 31, 2004
	(As Restated)
	Maturities
		After one year through five years		After five years
	One year	Fixed interest	Variable	Fixed interest	Variable
	or less	rates	interest rates	rates	interest rates	Total
	(In thousands)

Money market securities	$820,164					$820,164

Investment securities (1)	469,767	$668,055	—	$3,340,615	$300,000	4,778,437

Loans (2):
Residential real estate	93,124	127,256	$3,584	1,098,686	—	1,322,650
Construction	123,006	6,458	179,644	12,781	76,564	398,453
Commercial and commercial real estate	611,470	150,074	1,275,492	365,492	4,002,131	6,404,659
Lease financing	48,753	163,481	—	—	—	212,234
Consumer	397,697	948,241	—	14,060	—	1,359,998

Total Loans	1,274,050	1,395,510	1,458,720	1,491,019	4,078,695	9,697,994

Total	$2,563,981	$2,063,565	$1,458,720	$4,831,634	$4,378,695	$15,296,595

(1)	Equity securities and FHLB stock were included under the “one year or less category”.

(2)	Non-accruing loans were included under the “one year or less category”.
Non-performing Assets
     Total non-performing assets are the sum of non-accruing loans and investments, other real estate owned and other repossessed properties. Non-accruing loans and investments are loans and investments as to which interest is no longer being recognized. When loans and investments fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.
     At December 31, 2004, total non-performing assets amounted to approximately $108.2 million (0.69% of total assets) as compared to $100.8 million (0.79% of total assets) at December 31, 2003 and $104.7 million (1.09% of total assets) at December 31, 2002. The Corporation’s allowance for loan losses to non-performing loans was 153.86% at December 31, 2004 as compared to 147.77% and 121.95% at December 31, 2003 and 2002, respectively.
     The following table presents non-performing assets at the dates indicated.

December 31,	2004	2003	2002	2001	2000
(As Restated)	(Dollars in thousands)

Non-accruing loans:
Residential real estate	$31,577	$26,327	$23,018	$18,540	$15,977
Commercial, commercial real estate and construction	32,454	38,304	47,705	29,378	31,913
Finance leases	2,212	3,181	2,049	2,469	2,032
Consumer	25,422	17,713	18,993	22,611	17,794

	91,665	85,525	91,765	72,998	67,716

Other real estate owned	9,256	4,617	2,938	1,456	2,981
Other repossessed property	7,291	6,879	6,222	4,596	3,374
Investment securities	—	3,750	3,750	—	—

Total non-performing assets	$108,212	$100,771	$104,675	$79,050	$74,071

Past due loans	$18,359	$23,493	$24,435	$27,497	$16,358
Non-performing assets to total assets	0.69%	0.79%	1.09%	0.95%	1.25%
Non-performing loans to total loans	0.95%	1.21%	1.63%	1.69%	1.94%
Allowance for loan losses	$141,036	$126,378	$111,911	$91,060	$76,919
Allowance to total non-performing loans	153.86%	147.77%	121.95%	124.74%	113.59%
     Non-accruing Loans
     At December 31, 2004, loans in which the accrual of interest income had been discontinued amounted to $91.7 million (2003 — $85.5 million; 2002 — $91.8 million). If these loans had been accruing interest, the additional interest income realized would have been $5.9 million (2003 - $6.6 million; 2002 — $5.8 million). There are no material commitments to lend additional funds to borrowers whose loans were in non-accruing status at these dates.
     Residential Real Estate Loans – The Corporation classifies real estate loans in non-accruing status when interest and principal have not been received for a period of 90 days or more. Even though these loans are in non-accruing status, management considers, based on the value of the underlying collateral, the loan to value ratios and historical experience, that no material losses will be incurred in this portfolio. Non-accruing real estate loans amounted to $31.6 million (2.39% of total residential real estate loans) at December 31, 2004, as compared to $26.3 million (2.57% of total residential real estate loans) and $23.0 million (2.57% of total residential real estate loans) at December 31, 2003 and 2002, respectively. The increase as compared to 2003 is mainly attributable to the general growth of this portfolio. At December 31, 2004 there was one non-accruing residential mortgage loan in an amount over $1 million, which amounted to $1.8 million.
     Commercial Loans – The Corporation places commercial loans (including commercial real estate and construction loans) in non-accruing status when interest and principal have not been received for a period of 90 days or more. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral. Non-accruing commercial loans amounted to $32.5 million (0.48% of total commercial loans) at December 31, 2004 as compared to $38.3 million (0.82% of total commercial loans) and $47.7 million (1.38% of total commercial loans) at December 31, 2003 and 2002, respectively. At December 31, 2004 there were 7 non-accruing commercial loans in amounts over $1 million, for a total of $12.7 million.

     Finance Leases – Finance leases are classified in non-accruing status when interest and principal have not been received for a period of 90 days or more. Non-accruing finance leases amounted to $2.2 million (1.04% of total finance leases) at December 31, 2004 as compared to $3.2 million (1.99% of total finance leases) and $2.0 million (1.44% of total finance leases) at December 31, 2003 and 2002, respectively.
     Consumer Loans – Consumer loans are classified in non-accruing status when interest and principal have not been received for a period of 90 days or more in auto, boat and home equity reserve loans, 120 days or more in personal loans (including small loans) and 180 days or more in credit cards and personal lines of credit.
     Non-accruing consumer loans amounted to $25.4 million (1.87% of the total consumer loan portfolio) at December 31, 2004, $17.7 million (1.53% of the total consumer loan portfolio) at December 31, 2003 and $19.0 million (1.67% of the total consumer loan portfolio) at December 31, 2002. The increase as compared to 2003 is mainly attributable to the general growth of this portfolio.
     Other Real Estate Owned (OREO)
     OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated cost to sell off the real estate at the date of acquisition (estimated realizable value).
     Other Repossessed Property
     The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.
     Investment Securities
     This category presents investment securities reclassified to non-accruing status, at their carrying amount.
     Past Due Loans
     Past due loans are accruing commercial and consumer loans, which are contractually delinquent for 90 days or more. Past due commercial loans are current as to interest but delinquent in the payment of principal. Past due consumer loans include personal lines of credit and credit card loans delinquent for between 90 days and 179 days and personal loans (including small loans) delinquent for between 90 days and 119 days.
Sources of Funds
     The Corporation’s principal funding sources are branch-based deposits, brokered CDs, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.
     As of December 31, 2004, total liabilities amounted to $14.4 billion, an increase of $2.8 billion as compared to $11.6 billion as of December 31, 2003. The net increase in total liabilities was mainly due to: (1) $1.1 billion increase in total deposits, including a $632.1 million increase in brokered CDs (2) $525.9 million increase in federal funds and securities sold under agreements to repurchase, (3) $685.0 million increase in advances from FHLB, (4) $178.2 million increase in notes payable, and (5) an increase of $276.7 million in other borrowings.
     The Corporation maintains unsecured standby lines of credit with other banks. At December 31, 2004, the Corporation’s total unused lines of credit with these banks amounted to $225.0 million. At December 31, 2004, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral pledged to the FHLB in the amount of $94.7 million.
Deposits
     Total deposits amounted to $7.9 billion at December 31, 2004, as compared to $6.8 billion and $5.4 billion at December 31, 2003 and 2002, respectively.
     The following table presents the composition of total deposits.

			December 31,
			(As Restated)
	Weighted average rates	2004	2003	2002
	at December 31, 2004	(Dollars in thousands)
Savings accounts	1.14%	$1,077,002	$985,062	$921,103
Interest bearing checking accounts	1.22%	385,078	286,584	230,735
Certificates of deposit	2.83%	5,750,660	4,953,132	3,846,791

Interest bearing deposits	2.46%	7,212,740	6,224,778	4,998,629
Non-interest bearing deposits		699,582	547,091	447,085

Total		$7,912,322	$6,771,869	$5,445,714

Interest bearing deposits:
Average balance outstanding		$6,403,252	$5,316,232	$4,434,366
Non-interest bearing deposits:
Average balance outstanding		$645,512	$520,902	$257,454
Weighted average rate during the period on interest bearing deposits (1)		2.08%	2.31%	3.32%

(1)	Excludes changes in the fair value of interest rate swaps.
     Total deposits are composed of branch-based deposits, brokered CDs and, to a lesser extent of institutional deposits. Institutional deposits include, among others, certificates issued to agencies of the Government of Puerto Rico and to Governments in the Virgin Islands.
     Total deposits increased by $1.1 billion at December 31, 2004 when compared to December 31, 2003 mainly due to an increase in brokered CDs, an increase in branch-based deposits gathered through the launching of new products and increases attributable to an institutional strategy focused on obtaining large institutional and governmental entities deposits.
     Brokered CDs, which are certificates sold through brokers, amounted to $4.4 billion net of related prepaid placement fees or 56% of the Corporation’s deposits at December 31, 2004. The total U.S. market for this source of funding approximates $400 billion. The use of brokered CDs is particularly important in Puerto Rico. The Corporation encounters intense competition in attracting and retaining deposits, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico is taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is a very competitive and liquid market in which the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhanced the Corporation’s liquidity position, since the brokered certificates are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also the Corporation has the ability to convert the fixed rate brokered deposits to short-term adjustable rate liabilities using interest rate swap agreements. Refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of this Management’s Discussion and Analysis for further discussion on interest rate risk management strategies followed by the Corporation.
     At December 31, 2004, 88% of retail brokered CDs held by the Corporation were callable, but only at the Corporation’s option. At December 31, 2004, the average remaining maturity of callable and fixed-term brokered CDs approximated 13.44 years (2003-14.28 years) and 1.27 years (2003-1.12 years), respectively.
     The following table presents a maturity summary of certificates of deposit with balances of $100,000 or more at December 31, 2004:

(As Restated)	(Dollars in thousands)
Three months or less	$783,548
Over three months to six months	96,339
Over six months to one year	133,379
Over one year	4,317,382

Total	$5,330,648

Borrowings
     At December 31, 2004 total borrowings amounted to $6.3 billion as compared to $4.6 billion and $3.2 billion at December 31, 2003 and 2002, respectively.

		December 31,
		(As Restated)
	Weighted average rates	2004	2003	2002
	at December 31, 2004	(Dollars in thousands)

Federal funds purchased and securities sold under agreements to repurchase	3.55%	$4,165,361	$3,639,472	$2,784,078
Advances from FHLB	2.95%	1,598,000	913,000	373,000
Notes payable	2.45%	178,240	—	—
Other borrowings	4.29%	276,692	—	—
Subordinated notes	8.34%	82,280	81,765	81,291

Total	3.46%	$6,300,573	$4,634,237	$3,238,369

Weighted average rate during the period		3.26%	3.68%	4.36%
     The Corporation uses federal funds purchased, repurchase agreements, advances from FHLB, notes payable and other borrowings, such as trust preferred securities, as additional funding sources.
     The leveraged growth of the Corporation’s investment portfolio is substantially funded with repurchase agreements. One of the Corporation’s most important interest rate risk protection strategies is the use of structured repurchase agreements, which are generally used to fund purchases of mortgage-backed and governmental agency securities. Under these agreements, the Corporation reduces exposure to interest rate risk by lengthening the maturities of its liabilities while keeping funding cost low. As of December 31, 2004, the outstanding balance of structured repurchase agreements was $2.5 billion.
     FirstBank is a member of the Federal Home Loan Bank (FHLB) system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken.
     During 2004, the Corporation undertook several financing transactions to diversify its funding sources. FirstBank, the Corporation’s bank subsidiary, issued notes payable that as of December 31, 2004 had an outstanding balance of $178.2 million.
     In the second quarter of 2004, FBP Statutory Trust I, a statutory trust that is wholly owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.
     In the third quarter of 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.
     The Trust Preferred debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004, mature on September 17, 2034 and September 20, 2034, respectively, however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations.
     The composition and estimated weighted average interest rates of interest bearing liabilities at December 31, 2004, were as follows:

	Amount	Weighted
(As Restated)	(In thousands)	Average Rate
Interest bearing deposits	$7,212,740	2.46%
Borrowed funds	6,300,573	3.46%

	$13,513,313	2.93%

     The weighted average on interest bearing deposits excludes the changes in the fair value of interest rate swaps.

Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consists of certificates of deposits, long-term contractual debt obligations, operating leases, other contractual obligations, commitments to purchase loans and commitments to extend credit:

	Contractual Obligations and Commitments
		(In thousands)
(As Restated)	Total	Less than 1 year	1-3 years		4-5 years	After 5 years
Contractual Obligations:
Certificates of Deposit	$5,750,660	$1,301,310	$596,137		$204,399	$3,648,814
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	4,165,361	1,646,901	100,000		550,000	1,868,460
Advances from FHLB	1,598,000	1,225,000	100,000		29,000	244,000
Notes Payable	178,240					178,240
Other Borrowings	276,692					276,692
Subordinated Notes	82,280	82,280
Operating Leases	36,474	6,266	10,748		7,663	11,797
Other Contractual Obligations	2,901	2,901

Total Contractual Obligations	$12,090,608	$4,264,658	$806,885		$791,062	$6,228,003

Commitments to Purchase Mortgage Loans	$2,200,000		$2,200,000	(1)

Commitments to Sell Mortgage Loans	$71,128	$71,128

Other Commitments:
Lines of Credit	$130,989	$130,989
Standby Letters of Credit	99,134	99,134
Other Commercial Commitments	1,238,941	1,238,941

Total Commercial Commitments	$1,469,064	$1,469,064

(1)	Represents Commitments to Purchase Mortgage Loans from Doral which were subsequently cancelled.
     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to purchase and sell loans and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility.
     In November 2004, the Corporation announced the signing of a definitive merger agreement for the acquisition of the parent company of Unibank, a federal savings and loan association with approximately $500 million in assets, which operates 9 full service branches in the southern region of the state of Florida. At December 31, 2004, obligations that will arise upon the closing of the acquisition are not presented on the contractual obligations. The transaction was closed in the first quarter of 2005.
Capital
     During 2004, the Corporation’s capital increased from $1.1 billion at December 31, 2003 to $1.2 billion at December 31, 2004. Total capital increased by $130.5 million mainly due to earnings of $177.3 million, the issuance of 361,870 shares of common stock through the exercise of stock options with proceeds of $5.0 million, and a positive fluctuation in the valuation of securities available-for-sale of $7.8 million, net of cash dividends of $60 million.
     As of December 31, 2004, and after giving effect to the restatement, First BanCorp and FirstBank were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, and a state non-member bank, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp and FirstBank’s regulatory capital ratios as of December 31, 2004, based on existing Federal Reserve and FDIC guidelines

		First BanCorp Banking Subsidiary
			Well-
	First BanCorp	FirstBank	Capitalized
	(As Restated)	(As Restated)	Minimum
Total capital (Total capital to risk-weighted assets)	12.83%	10.60%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.62%	9.44%	6.00%
Leverage ratio	9.26%	7.51%	5.00%
     As of December 31, 2004, and after giving effect to the restatement, FirstBank was considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC.
Dividends
     In 2004, 2003 and 2002 the Corporation declared four quarterly cash dividends of $0.12, $0.11 and $0.10 per common share outstanding, respectively, for an annual dividend of $0.48, $0.44 and $0.40, respectively. Total cash dividends paid on common shares amounted to $19.3 million for 2004 (or a 14.10% dividend payout ratio), $17.6 million for 2003 (or a 19.66% dividend payout ratio) and $16.0 million for 2002 (or a 15.00% dividend payout ratio). Dividends declared on preferred stock amounted to $40.3 million in 2004, $30.4 million in 2003, and $26.4 million in 2002. The increase in preferred stock dividends is attributable to the issuance of 7,584,000 shares of the Corporation’s Preferred Stock Series E at the end of the third quarter of 2003.

Quantitative and Qualitative Disclosures about Market Risk
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income, subject to other goals of management and within guidelines set forth by the Board of Directors.
     The day-to-day management of interest rate risk, as well as liquidity management and other related matters, is assigned to the Asset Liability Management and Investment Committee of FirstBank (ALCO). The ALCO is composed of members of senior management and the Economist. The ALCO generally meets on a weekly basis. The Economist also acts as secretary, keeping minutes of all meetings. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company. This Committee generally meets weekly and has the same membership as the ALCO Committee described previously.
     Committee meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, reviews of liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The ALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives. On a quarterly basis, the ALCO performs a comprehensive asset/liability review, examining the measures of interest rate risk described below together with other matters such as liquidity and capital.
     The Corporation uses simulations to measure the effects of changing interest rates on net interest income. These measures are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points. Simulations are carried out in two ways:
(1)	using a balance sheet which is assumed to be at the same levels existing on the simulation date, and

(2)	using a balance sheet, which has growth patterns and strategies similar to those which have occurred in the recent past.
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
     Assuming a no growth balance sheet as of December 31, 2004, tax equivalent net interest income projected for 2005 would fall by $4.85 million (1.01%) under a rising rate scenario and would rise by $10.1 million (2.11%) under falling rates.

     As of December 31, 2004, the same simulations were also carried out assuming that the Corporation would grow. The growing balance sheet simulations indicate that tax equivalent net interest income projected for 2005 would fall by $16.0 million (3.14%) under a rising rate scenario and would rise by $12.5 million (2.46%) with falling rates.
     The simulation for the year 2004 assuming a no growth balance sheet as of December 31, 2003, concluded that under a gradual 200 basis points rising rate scenario net interest income would have fallen by $8.5 million (1.98%) and that under a gradual 75 basis point falling rate scenario would have increased by $4.8 million (1.12%).
     As of December 31, 2003, the same simulations were also carried assuming that Corporation was going to grow. The growing balance sheet simulation indicated that the tax equivalent net interest income for 2004 would have risen by $2.75 million (0.62%) under a gradual 200 basis point rising interest rate scenario and increased by $5.7 million (1.29%) with rates gradually falling by 75 basis points.
     The Corporation compared 2004 projections with actual results. In the growth scenario, which is more realistic, the Bank projected taxable equivalent net interest income of $444.9 million under flat rates for 2004. The actual taxable equivalent net interest income was $447.4 million. The most important reason for this difference was that the projections did not include changes which management made in the investment portfolio after the projection was made. Purchases of agency securities during 2004 led to larger spreads than anticipated in the initial projection. In addition, the flat rate scenario did not include the 125 basis point increase in short-term rates which occurred during 2004. While this rate increase was smaller than that which had been assumed in the rising rate scenario, it was still large enough to affect significantly the yields and costs on the Corporation’s variable rate assets and liabilities.
     First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control. The Corporation’s asset liability management program includes the use of derivatives instruments, which have worked effectively to date, and that management believes will continue to be effective in the future.
     The following summarizes major strategies, including derivatives activities, used by the Corporation in managing interest rate risk:
     Interest rate swaps — Under interest rate swap agreements, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest rate amounts calculated by reference to an agreed notional principal amount. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, the interest rate swaps are utilized to convert fixed-rate certificates of deposit (liabilities) to a variable rate to better match the variable rate nature of these loans.
     Interest rate cap agreements — In order to hedge risk inherent on certain commercial loans to other financial institutions, as the yield is a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, the Corporation enters into referenced interest rate cap agreements that provide protection against rising interest rates. In managing this risk, the Corporation determines the need of derivatives, including cap agreements, based on different rising interest rate scenario projections and the weighted-average coupon of the referenced residential mortgage loan pools.
     Structured repurchase agreements — The Corporation uses structured repurchase agreements, with embedded call options, with the primary purpose of reducing the Corporation’s exposure to interest rate risk by lengthening the maturities of its liabilities, while keeping funding costs low. Another type of structured repurchase agreement includes repurchased agreements with embedded corridors; these instruments also provide protection for a rising rate scenario.
     Refer to Note 30 to the Corporation’s financial statements for further discussion on interest rate risk management and derivatives strategies followed by the Corporation.
Liquidity
     Liquidity refers to the level of cash and eligible investments to meet loan and investment commitments, potential deposit outflows and debt repayments. ALCO, using measures of liquidity developed by management, which involves the use of several assumptions, reviews the Corporation’s liquidity position on a weekly basis.
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance as it protects the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are loan repayments, deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other unsecured lines established with financial institutions. ALCO reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as supplementary sources of funding. Commercial paper has also provided additional funding as well as long-term funding through the issuance of notes and long-term brokered certificates of deposit. The cost of these different alternatives, among other things, is taken into consideration. The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.
     A large portion of the Corporation’s funding represents brokered CDs issued by the Bank subsidiary. In the event that the Corporation’s Bank subsidiary falls under the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Bank currently complies with the minimum requirements of ratios for a “well capitalized” institution and does not foresee falling below required levels to issue brokered CDs. In addition, the average life of the brokered CDs were approximately 12 years at December 31, 2004. Approximately 88% of these certificates are callable, but only at the Bank’s option.
     Certificates of deposit with denominations of $100,000 or higher amounted to $5.3 billion at December 31, 2004 of which $4.5 billion were brokered CDs.
     The following table presents a maturity summary of brokered CDs at December 31, 2004:

Total
(In thousands)
Less than one year	$214,821
Over one year to five years	553,017
Over five years to ten years	675,049
Over ten years	2,973,346

Total	$4,416,233

     The Corporation’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at reasonable cost. The alternative sources of funding include, among others, FHLB advances, lines of credits from other banks, sales of commercial loan participations, and the securitization of auto loans and commercial paper.

Impact of Inflation and Changing Prices
     The financial statements and related data presented herein have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a greater impact on a financial institution’s performance than the effects of general levels of inflation. Interest rate movements are not necessarily correlated with changes in the prices of goods and services.
Concentration Risk
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation continues diversifying its geographical risk as evidenced by its operations in the Virgin Islands and entrance into new markets, for example, in October 2004, the Corporation started operations in the United States through the establishment of a loan agency in Coral Gables, Florida (U.S.A.). As a result of the reclassification of mortgage-related transactions, the Corporation had substantial secured loans to two local financial institutions in the amount of $3.8 billion and $2.1 billion in 2004 and 2003, respectively.
Selected Quarterly Financial Data
     Financial data showing results of the 2004 and 2003 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included:

	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$150,550	$160,869	$186,664	$192,251
Net interest income	128,519	5,251	170,606	93,105
Provision for loan losses	13,200	13,200	13,200	13,200
Net income (loss)	65,430	(18,192)	88,393	41,694
Earnings per common share-basic	$1.38	$(0.70)	$1.95	$0.78
Earnings per common share-diluted	$1.34	$(0.68)	$1.89	$0.75

	2003
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$134,723	$123,225	$136,597	$154,921
Net interest income	66,917	70,031	52,443	62,547
Provision for loan losses	16,564	12,600	12,600	14,152
Net income	30,392	31,076	16,003	42,423
Earnings per common share-basic	$0.59	$0.61	$0.23	$0.81
Earnings per common share-diluted	$0.58	$0.59	$0.23	$0.78

Market Prices and Stock Data
     The Corporation’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol FBP. On December 31, 2004, there were 630 holders of record of the Corporation’s common stock.
     The following table sets forth the high and low prices of the Corporation’s common stock for the periods indicated as reported by the NYSE. This table does not reflect the effect of the June 2005 two-for-one stock split on the Corporation’s outstanding shares of common stock at June 15, 2005.

Quarter ended	High	Low	Last
2004:
December	$64.85	$47.30	$63.51
September	49.85	39.62	48.30
June	42.67	35.14	40.75
March	43.32	39.00	41.60

2003:
December	$40.32	$31.24	$39.55
September	31.98	28.35	30.75
June	31.68	27.45	27.45
March	28.00	22.71	26.98

2002:
December	$26.38	$22.08	$22.60
September	27.61	22.82	25.41
June	25.13	19.13	25.13
March	19.80	18.43	19.27
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required herein is incorporated by reference to the information included under the subcaption “Quantitative and Qualitative Disclosures about Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10K/A.
Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting (Restated)
     The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes controls over the preparation of financial statements and other financial information in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.
     A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management of the Corporation, including our current Chief Executive Officer (“CEO”) and current Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Current management has identified the following material weaknesses in the Corporation’s internal control over financial reporting that existed as of December 31, 2004:
1.      Ineffective Control Environment. The Corporation did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Corporation did not maintain effective controls over the integrity and ethical conduct of the Former CEO, former CFO and former executive vice-president responsible for the retail and mortgage banking business and the assignment and monitoring of authority within the Corporation’s financial reporting process. This ineffective control environment enabled the former CEO and former CFO to override the Corporation’s internal controls over financial reporting thereby precluding other members of management, the Board of Directors, the Audit Committee and the Corporation’s independent registered public accounting firm from having access to certain information relevant to the Corporation’s accounting for the variable interest rate features associated with certain of its mortgage-related transactions. This lack of effective internal control over financial reporting enabled the former CEO and former CFO to provide the Audit Committee incomplete and inadequate information about the mortgage-related transactions. Because the Audit Committee was not provided complete and adequate information, the Audit Committee was ineffective in discharging its oversight responsibilities with respect to the Corporation’s accounting treatment for the variable interest rate features associated with the mortgage-related transactions. Furthermore, the Corporation did not maintain effective controls to prevent or detect instances of management override over the external financial reporting process by the former CEO and former CFO and did not have controls or procedures to identify and respond to such instances. This lack of effective detection and preventative controls allowed the former CEO and former CFO to take certain actions that resulted in the mortgage-related transactions not being properly reflected in the Corporation’s consolidated financial statements in accordance with generally accepted accounting principles.
     This control environment material weakness resulted in the restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, this material weakness could result in a misstatement of any of the Corporation’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. This ineffective control environment also contributed to the existence of the material weaknesses discussed below in numbered paragraphs 2 through 9.
2.      Ineffective controls over the documentation and communication of relevant terms of certain mortgage loans bulk purchase transactions. The Corporation did not maintain effective controls over the documentation and communication of all of the relevant terms and conditions of certain mortgage loans bulk purchase transactions. Specifically, the former CEO, former CFO, former executive vice president responsible for the retail and mortgage banking business and former Treasurer obtained oral and email agreements from the counterparty to extend the 24-month recourse period included in the associated written transaction agreements to full recourse for the duration of the respective underlying mortgage loans. Neither the existence nor the terms of these oral agreements and emails were documented in the Corporation’s accounting records or communicated to the Corporation’s independent registered public accounting firm. In addition, the former Treasurer did not disclose the extended recourse agreements in an audit confirmation to the counterparty’s independent registered public accounting firm. The Corporation accounted for these transactions as purchases of mortgage loans from individual borrowers and not as commercial loans to the financial institution secured by mortgages, as required by generally accepted accounting principles.
3.      Ineffective controls over communications to the Audit Committee. The Corporation did not maintain effective controls to ensure that management provided the Audit Committee complete information regarding the mortgage-related transactions in an organized manner so as to enable the Audit Committee to properly oversee those transactions and their associated external financial reporting. Specifically, the Audit Committee was not provided with complete, adequate and accurate information about certain agreements made orally and in emails that was relevant to the Corporation’s accounting for the mortgage-related transactions in accordance with generally accepted accounting principles.
4.      Ineffective controls over communications to the Corporation’s independent registered public accounting firm. The Corporation did not maintain effective controls to ensure complete and adequate communication to the Corporation’s independent registered public accounting firm.

Specifically, the former CEO, former CFO and former executive vice-president responsible for the retail and mortgage banking business created documents intended to make it appear to the Corporation’s independent registered public accounting firm that such documents were created contemporaneously with the execution of the mortgage-related transactions that involved a variable interest rate feature (the “hedge documentation”) in order to obtain a desired accounting result. In addition, the former CEO, former CFO and former executive vice-president responsible for the retail and mortgage banking business made oral representations and subsequently executed written confirmations for reliance by the Corporation’s independent registered public accounting firm that stated that the parties to the mortgage-related transactions had orally agreed since the inception of the mortgage-related transactions that the variable interest rates provided for in the written agreements were capped at the weighted average coupon of the related mortgage loans. Additionally, the Corporation’s former CEO and former CFO executed representations for reliance by the Corporation’s independent registered public accounting firm that, based upon their review of: 1) minutes of Board of Directors’ meetings, 2) internal communications regarding the mortgage-related transactions with the counterparties, and 3)communications between the Corporation and officers of the counterparties and certain other specified documents, the reviewed documents did not contradict contents of the written confirmations. Portions of the contents of these written confirmations and representations integral to the accounting of the mortgage-related transactions in accordance with generally accepted accounting principles were not factually correct.
5. Ineffective anti-fraud controls related to a review by the former General Counsel of concerns expressed regarding certain activities of senior management. The Corporation did not maintain effective anti-fraud controls and procedures to ensure the effective assignment of authority and monitoring of its external financial reporting process. Specifically the former General Counsel was able to override the Audit Committee’s whistleblower procedures, as described in the “Employee Complaint Procedures for Accounting and Auditing Matters.” In a certain instance, the former General Counsel insufficiently investigated concerns communicated to her by the Corporation’s outside counsel about the preparation of the hedge documentation by certain former members of senior management, including the former General Counsel’s immediate supervisor, the former CFO. Additionally, the former General Counsel neither advised the Audit Committee nor any independent member of the Board of Directors of the review or the conclusions reached with respect thereto, notwithstanding the requirement in the Corporation’s whistleblower procedures that any accounting, auditing or internal control complaints or concerns be reviewed under the direction of the Audit Committee.
6.      Insufficient accounting resources and expertise. The Corporation did not maintain a sufficient complement of accounting and financial personnel with sufficient knowledge, experience, and training to meet the Corporation’s external financial reporting responsibilities.
     The material weaknesses described above in number paragraphs 2 through 6 contributed to the existence of the material weaknesses discussed below in numbered paragraphs 7 through 9 and resulted in the restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003, and 2002, each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, each of these material weaknesses could result in misstatements of any of the Corporation’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

7.      Ineffective controls over the accounting for mortgage-related transactions. The Corporation did not maintain effective controls over the accounting for its mortgage-related transactions with certain counterparties. Specifically, the Corporation did not have effective controls in place to ensure the identification of recourse provisions that precluded the recognition of such transactions as purchases of loans or collateralized mortgage securities in written agreements relating to the mortgage-related transactions. This control deficiency resulted in the restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, this control deficiency could result in a misstatement in the classification of investment securities, loans receivable and interest income accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
8.      Ineffective controls over the accounting for derivative financial instruments. The Corporation did not maintain effective controls over the accounting for its derivative financial instruments. Specifically, the Corporation’s internal controls were not properly designed to identify derivatives embedded within its mortgage purchases and other loan contracts. Additionally, the Corporation did not maintain effective controls over the identification and valuation of hedge ineffectiveness as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, this control deficiency could result in a misstatement of the Corporation’s derivative financial instruments and related accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
9.      Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities. The Corporation did not maintain effective controls over the valuation of premiums and discounts on mortgage-backed securities. Specifically, the Corporation amortized premiums and discounts on mortgage-backed securities using a straight-line pro rata method rather than the effective interest method, as required by generally accepted accounting principles. This control deficiency resulted in a restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 and for each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, this deficiency could result in a misstatement in the deferred premiums and discounts amortization accounts that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
     In Management’s Report on Internal Control Over Financial Reporting included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, our management, including our former CEO and former CFO, concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2004. Our management, including our current CEO and current CFO, has subsequently concluded that the material weaknesses described above existed as of December 31, 2004. As a result, they now have concluded that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated

Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
     Management’s evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is contained within this Annual Report on Form 10-K/A on page 115, along with the Corporation’s consolidated financial statements.

Item 9A. Controls and Procedures
Introduction
Audit Committee Review Resulting in Restatement
     The financial statements included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 have been restated primarily as a result of the Audit Committee’s review of the accounting treatment of certain mortgage-related transactions that the Corporation entered into with two financial institutions between 1999 and 2005 and of interest rate swaps that economically hedge the interest rate risk related to the fixed interest rate on the Corporation’s outstanding brokered certificates of deposit (“brokered CDs”) and certain medium term notes (“medium-term notes”). The Corporation had previously reflected mortgage-related transactions with Doral Financial Corp. (“Doral”) and subsidiaries of R&G Financial Corp. (referred to collectively as “R&G”) as purchases in bulk of mortgage loans and pass-through trust certificates (the “mortgage-related transactions”) by the Corporation’s subsidiary, FirstBank Puerto Rico (“FirstBank” or the “Bank”), and had used the short-cut method of accounting to account for the interest rate swaps. The restated financial statements reflect the mortgage-related transactions as commercial loans secured by mortgage loans and pass-through trust certificates and recognize the impact of changes in the market value of the interest rate swaps without offsetting adjustments to the related hedged items. The other matters that are reflected in the restatement were identified by the Corporation’s management, which began an internal review of the Corporation’s books, records, and accounting practices under the oversight of the Audit Committee and with the assistance of outside consultants following the commencement of the Audit Committee’s review of the mortgage-related transactions.

     The Corporation first announced the Audit Committee’s review in a Form 12b-25 filed with the Securities and Exchange Commission (“SEC”) on August 10, 2005 reporting that the Corporation was unable to file its Form 10-Q for the quarter ended June 30, 2005. The Audit Committee decided to undertake this review after discussions with the Corporation’s independent registered public accounting firm. To assist it in the review of the mortgage-related transactions, the Audit Committee engaged as independent counsel the law firms of Martínez Odell & Calabria and Clifford Chance U.S. LLP, which retained forensic accountants FTI Consulting Inc.
     The Audit Committee’s principal areas of review relevant to the restatement of the Corporation’s restated financial statements reflected in this Amended Annual Report on Form 10-K/A were (1) whether the Corporation should have recognized any of the mortgage-related transactions as commercial loans made by FirstBank to the sellers of the mortgage loans and pass-through trust certificates, which were secured by mortgages, rather than as purchases of mortgage loans and pass-through trust certificates under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS 140”); and (2) whether the Corporation properly applied SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for the interest rate swaps that hedge its interest rate risk related mainly to the fixed interest rate on the Corporation’s outstanding brokered CDs and certain medium-term notes.
     FirstBank began to enter into the mortgage-related transactions in November 1999. Between November 1999 and March 2005, FirstBank recognized approximately $4.5 billion of purchases of mortgage loans from Doral and approximately $1.0 billion of purchases of mortgage loans and pass-through trust certificates, which represented interests in grantors’ trusts that owned mortgages, from R&G. Most of the mortgage loans were residential mortgages. The balance of the mortgage loans were commercial mortgages.
     The purchase prices for most of the mortgage loans and pass-through trust certificates were the principal amounts of the mortgage loans and the pass-through trust certificates. The written agreements for the mortgage-related transactions with Doral and R&G included recourse provisions. The agreements with Doral provided that Doral would either repurchase or substitute mortgages that became 120 days or more delinquent within the first 24-month period after the purchase, with a limit on the repurchase obligation related to commercial mortgage loans of no more than 10% of the principal amount of such commercial mortgage loans. The first few agreements executed with R&G stated that R&G would repurchase all delinquent mortgage loans, for an unspecified period of time. Thereafter, all of the R&G agreements provided that R&G guaranteed timely payment of principal and interest. Under some of the later agreements, R&G had the right to substitute mortgage loans and agreed to cover any losses in the event of foreclosures. In connection with the mortgage-related transactions, Doral and R&G retained the servicing on all of the mortgage loans at issue and agreed to remit to FirstBank scheduled principal payments and, with respect to most of the transactions, interest calculated at a variable rate, between 120 and 150 basis points over three-month LIBOR. Finally, with respect to each agreement with Doral and certain agreements with R&G, Doral and R&G had written options to repurchase the mortgage loans if the variable interest rate that they were required to pay FirstBank reached or exceeded an agreed upon interest rate relating to the underlying mortgage loans.

     The Audit Committee’s review identified evidence that Doral had agreed orally and in emails to extend the recourse provision beyond the 24-month period included in the written agreements to recourse for the duration of the mortgage loans involved in the mortgage-related transactions with FirstBank. The Audit Committee found that neither the existence nor the terms of the oral agreements and emails were documented in the Corporation’s accounting records or communicated to the Corporation’s independent registered public accounting firm by neither the former CEO, former CFO, former executive vice-president responsible for the retail and mortgage banking business, or the former Treasurer. In contrast to the oral agreements and emails with Doral to extend the recourse period, the written agreements with R&G included express recourse provisions for the lives of the underlying mortgage loans and pass-through trust certificates. In December 2004 with respect to a transaction with R&G, the Corporation requested and obtained an opinion of its outside counsel who opined that the particular transaction with R&G constituted a true sale.
     In October 2005, Martínez Odell & Calabria, upon its review of the matter, issued an opinion stating that the purchase of mortgage loans from R&G were not true sales principally because of the applicable recourse provisions. Thereafter, after considering the impact of the agreements that Doral made orally and in emails to extend recourse beyond the 24-month period included in the written agreements, Martínez Odell & Calabria rendered an opinion in December 2005 that the mortgage-related transactions with Doral were not true sales principally in light of the full recourse nature of the mortgage-related transactions. Based upon these opinions, the Audit Committee and the Board concluded that the mortgage-related transactions with Doral and R&G were not true sales but, rather, commercial loans secured by mortgages and pass-through trust certificates.

     Management and the Audit Committee also reviewed the accounting for the Corporation’s interest rate swaps. The review of the accounting for the interest rate swaps was prompted by the receipt of an SEC comment letter dated August 11, 2005 relating to the 2004 Form 10-K and the March 31, 2005 Form 10-Q of the Corporation. SFAS 133 permits the use of the short-cut method of accounting for certain hedging relationships when the strict technical requirements for the use of the method are met, including the necessary documentation of the hedge positions. When those strict requirements are not met, a company is not entitled to assume that the changes in the fair value of a hedged item exactly offset the changes in the value of the related derivative but can instead implement the long-haul method under SFAS 133, under which the effectiveness of the hedging relationship is evaluated on an ongoing basis and the changes in the fair value of the derivative and related hedged item are calculated independently.
     Since it first implemented SFAS 133 on January 1, 2001, the Corporation had used the short-cut method to account for interest rate swaps that hedged its interest rate risk related mainly to the fixed interest rate on the Corporation’s outstanding brokered CDs and certain medium-term notes. Although the Corporation had received upfront payments from the interest rate swap counterparties, management had believed that the existence of terms in the interest rate swaps that mirrored the terms of the respective hedged instruments, together with substantially complete short-cut method hedge documentation prepared at the time of issuing the interest rate swaps, entitled it to use the short-cut method.
     Management, the Audit Committee and the Board concluded that the Corporation had misapplied the short-cut method of accounting under SFAS 133. They reached this conclusion after a discussion of the issue with the Corporation’s independent registered public accounting firm. In this regard, the Corporation has determined that the particular interest rate swaps did not qualify for the short-cut method in prior periods because the related upfront payments caused the swap not to have a fair value of zero at inception, which is required by SFAS 133 to qualify for the short-cut method.
     On December 13, 2005, the Corporation issued a press release announcing its conclusions relating to the mortgage-related transactions with Doral and its determination to restate its financial statements to correct the accounting for the mortgage-related transactions as well as the interest rate swaps accounted for under the short-cut method. The Corporation explained that the restatement would require it to classify the mortgage-related transactions as secured commercial loans and to reflect the changes in the fair value of the interest rate swaps as gains or losses in the income statement with no offsetting adjustments to the hedged items.
     On March 17, 2006, the Corporation announced that Martínez Odell & Calabria had concluded that the pass-through trust certificates acquired from R&G were not true sales.
     The restatement included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 also reflects various other less significant adjustments. A description of all of the matters reflected in the restatement is set forth in Note 1 to the Consolidated Financial Statements in this Amended Annual Report on Form 10-K/A.
Certain Additional Matters Reviewed by the Audit Committee
     During its review of the mortgage-related transactions, the Audit Committee also considered whether the uncapped variable interest rate feature that enables FirstBank to receive interest from Doral and R&G under the terms of some of the mortgage-related transactions created a derivative under SFAS 133. The Corporation’s written agreements entered into with Doral beginning in October 2003 and R&G beginning in December 2004 provided that the variable interest rate would not exceed the weighted average coupon (“WAC”) on the related mortgage loans. None of the prior written agreements with Doral and none of the prior written agreements with R&G that provided for variable interest rates contained a written cap on the variable interest rate to be paid to FirstBank.
     The issue whether the variable interest rate feature created a derivative was not relevant to the ultimate accounting treatment of the mortgage-related transactions in this restatement because SFAS 133 would have applied to the variable interest rate feature only if the mortgage loans and pass-through trust certificates had been purchased, and the Audit Committee concluded that the mortgage-related transactions were not purchases. Therefore, the restatement does not include any adjustment relating to the variable interest rate feature associated with the mortgage-related transactions. However, in the course of its review of this issue the Audit Committee discovered certain inappropriate conduct by certain former members of senior management, as described below.
     In or about November of 2004, in an effort to avoid accounting for a derivative created by the uncapped variable interest rate feature associated with the mortgage-related transactions with Doral and R&G , the former CEO, former CFO, and an executive vice-president who was responsible for the retail and mortgage banking business who resigned from the Corporation in the Spring of 2005, inappropriately created documents intended to make it appear to the Corporation’s independent registered public accounting firm that such documents were created at the inception of the mortgage-related transactions that involved the variable interest rate feature (the “hedge documentation”) in order to comply with the requirement in SFAS 133. The Corporation’s independent registered public accounting firm did not agree that hedge accounting could be used to account for the uncapped variable interest rate feature.

     In a further effort to avoid accounting for a derivative, the former CEO and former CFO asserted to the Corporation’s independent registered public accounting firm that the parties to the mortgage-related transactions had agreed orally at the time of the original negotiation of the mortgage-related transactions that the variable interest rates provided for in the agreements were in fact capped at the WAC of the related mortgage loans. At the request of the independent registered public accounting firm this assertion was confirmed in writing with the counterparties. The written confirmations were executed by the former CEO, the former CFO, and the former executive vice-president responsible for the retail and mortgage business and by executives of R&G and Doral. Based on the foregoing and the receipt by the Corporation of a legal opinion issued by its outside counsel that oral agreements were enforceable under Puerto Rico law, management took the position that the variable interest rate feature did not create a derivative. The Corporation’s independent registered public accounting firm concurred with management’s position based upon its audit work, certain oral representations which were incorporated in the written confirmations (which were subsequently determined to have been inaccurate and false), the legal opinion and a certification from the former CEO and former CFO to the Corporation’s independent registered public accounting firm, which also contained inaccurate statements.
     In or about March 2005, the Corporation’s prior outside counsel learned about the creation of the hedge documentation and prompted the former General Counsel to look into the matter. In response, the former General Counsel conducted an internal review of the propriety of the creation of the hedge documentation. The former General Counsel failed to advise the Audit Committee or the Board about the concerns regarding the creation of the hedge documentation or about the results of her review, notwithstanding the provisions of the Audit Committee’s whistleblower procedures. These procedures, which implement the requirement in Rule 10A-

3(b)(3) under the Securities Exchange Act of 1934, as amended, that the Audit Committee establish procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters and are set forth in a document entitled “Employee Complaint Procedures for Accounting and Auditing Matters,” and require that any complaints or concerns regarding accounting, internal accounting controls, or auditing matters be reviewed under the Audit Committee’s direction.
     As a result of these findings, the Audit Committee recommended that the Board seek the resignations of the former CEO and former CFO. The Audit Committee made this recommendation because of the Audit Committee’s conclusion that the former CEO, former CFO and former executive vice-president had acted improperly with respect to the mortgage-related transactions, as described above. In addition, the Audit Committee concluded that the former CEO may have falsely reported to the Board that the Corporation’s outside derivatives consultant had told the former CEO and former CFO to prepare the hedge documentation.
     By press release dated September 30, 2005, the Corporation announced that the former CEO had stepped down from his management positions on that same date and was retiring as Chairman of the Board as of December 31, 2005, and that the former CFO had resigned from her positions as CFO and director also as of September 30, 2005 and was retiring as of October 31, 2005. In addition, the Corporation announced the election of the present CEO and chief operating officer (“COO”), who also became directors, and the appointment of an interim CFO.
     Subsequently, the Corporation terminated the former General Counsel on October 25, 2005 based on her conduct in connection with her internal review and for subsequent related conduct. Also, the former Treasurer of the Corporation, who was involved in the negotiations with respect to some of the mortgage-related transactions, resigned from the Corporation on August 11, 2006 upon recommendation of the Board of Directors.
Evaluation of Disclosure Controls and Procedures
     In the original filing of the Corporation’s Form 10-K for the fiscal year ended December 31, 2004, the Corporation reported on the evaluation performed under the supervision and with the direction of its management, including the Corporation’s former CEO and former CFO, of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Corporation’s former CEO and former CFO had concluded that, as of December 31, 2004, the Corporation’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries required to be included in the Corporation’s periodic filings under the Exchange Act would be made known to them by others within those entities.
     In connection with the preparation of the restated financial statements included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, the Corporation’s current management re-evaluated the Corporation’s disclosure controls and procedures as of December 31, 2004, under the supervision and with the participation of the current CEO and current CFO. Based on that evaluation, the current CEO and current CFO concluded that, as of December 31, 2004, the Corporation’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed in the restated Management’s Report on Internal Control Over Financial Reporting set forth in Item 8 of this Amended Annual Report on Form 10-K/A.
     The Corporation has undertaken a number of procedures and instituted a number of controls to help ensure the proper collection, evaluation and disclosure of the information included in the Corporation’s SEC reports and has implemented additional analytical tools and verification procedures to address its material weaknesses. The Corporation engaged a number of outside consultants to assist in these efforts. As a result, the Corporation’s management believes that the consolidated financial statements for the periods covered by and included in this Amended Annual Report on Form 10-K/A are fairly stated in all material respects.
Management’s Report on Internal Control Over Financial Reporting
     The restated Management’s Report on Internal Control Over Financial Reporting is set forth in Item 8 of this Amended Annual Report on Form 10-K/A and is incorporated by reference herein.
Report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control Over Financial Reporting
     The re-evaluation by the Corporation’s management of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the Corporation’s independent registered public accounting firm, as stated in their report, which is set forth in Item 8 of this Amended Annual Report on Form 10-K/A.

Changes in Internal Control Over Financial Reporting
     No changes in the Corporation’s internal control over financial reporting occurred during the Corporation’s fourth quarter ended December 31, 2004 that materially affected, or was reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
     Since the identification of the matters discussed above in the “Introduction” and in the restated Management’s Report on Internal Control Over Financial Reporting set forth in Item 8 of this Amended Annual Report on Form 10-K/A, the Corporation has actively engaged in the implementation of remediation efforts to address the material weaknesses identified in the restated Management’s Report on Internal Control Over Financial Reporting as well as various control deficiencies in internal control:
     1.     Control Environment. The Corporation has implemented the following steps to remediate the material weakness in the control environment:
•	Changes in Management and Clarification of the Role, Responsibilities and Authority of Management. The former CEO and former CFO resigned from the Corporation, after the Audit Committee recommended this action to the Board and the Board requested their resignation. This action was taken as a result of the Audit Committee’s discovery that the former CEO, former CFO and former executive vice president responsible for the retail and mortgage business had inappropriately created documents intended to appear to the Corporation’s independent registered public accounting firm to have been at the inception of the mortgage-related transactions in order to comply with the requirement in SFAS 133. Since then, the Board appointed a new CEO and a new CFO and created the new position of COO, to which it appointed an executive. In addition, upon the recommendation of the Board of Directors, current management initiated discussions with the former Treasurer who had been involved in negotiating some of the mortgage-related transactions regarding his resignation from the Corporation. In this connection, the Corporation entered into an agreement with the former Treasurer pursuant to which the former Treasurer resigned effective August 11, 2006. The Board also appointed a new General Counsel, who reports to the CEO. The roles, responsibilities and authority of the persons in each of these positions have been clarified to better inhibit any override of the Corporation’s internal control over financial reporting. In addition, the Corporation has implemented detection controls to improve the identification and response to any instances of undue control by an unauthorized person of the financial reporting process.
•	Risk Management Program and Enhancement of the Communication of Information to the Audit Committee. During the first quarter of 2006, the Board reviewed the Corporation’s risk management program with the assistance of outside consultants and counsel. This effort has resulted in a realignment of risk management functions and the adoption of an enterprise-wide risk management process. The Board appointed a senior management officer as Chief Risk Officer and appointed this officer to the Risk Management Council with reporting responsibilities to the CEO and the Audit Committee. In addition, the Board is establishing an Asset/Liability Risk Committee of the Board which will be responsible for the oversight of risk management, including asset quality, portfolio performance, interest rate and market sensitivity, and portfolio diversification. In addition, the Asset/Liability Risk Committee will have the authority to examine the Corporation’s investment activities and liabilities, such as its brokered CDs, to facilitate appropriate oversight by the Board. Finally, management will be required to bring to the attention of the Asset/Liability Risk Committee new forms of transactions or variants of forms of transactions that the Asset/Liability Risk Committee has not yet reviewed to enable the Asset/Liability Risk Committee to fully evaluate the consequences of such transactions to the Corporation. In addition, management will be required to bring to the attention of the Audit Committee new forms of transactions or variants of forms of transactions for which the Corporation has not determined the appropriate accounting treatment to enable the Audit Committee to fully evaluate the accounting treatment of such transactions. The enhancements of the risk management program are expected to result in a control environment that ensures the discussion and analysis of the legal and accounting implications of new forms of transactions or variants of transactions that may have a significant impact on the Corporation’s financial condition or on the accuracy and completeness of the financial reporting process.
•	Transaction Documentation. The Corporation now has a specific policy that requires that all transactions be completely and fully documented, thereby prohibiting any oral or undisclosed side agreements, and that such documentation be contemporaneously prepared and executed and centrally maintained and organized.

•	Board Membership Changes. The Board appointed the new CEO and new COO to the Board. In addition, in November 2005, the Board elected Fernando Rodríguez-Amaro as a new independent director to serve as an additional audit committee financial expert on the Audit Committee, and thereafter appointed him Chairman of that Committee as of January 1, 2006. Also, in the first quarter of 2006, the Board appointed Jose Menéndez Cortada as the Lead Independent Director of the Board.
•	Corporate Governance Review. With the assistance of outside consultants and outside counsel, the Corporate Governance Committee of the Board re-evaluated the Corporation’s corporate governance and made recommendations to the full Board for changes. This effort is expected to result in a clearer understanding of the responsibilities and duties of the Board and its committees and in an alignment of those responsibilities with the industry’s best practices.
•	Ethical training of employees and directors. The Corporation has designed and begun to offer enhanced corporate compliance seminars to every employee and director. Through the corporate compliance training program, the Corporation is emphasizing the importance of compliance with the Company’s policies and procedures and control systems, including the new policy regarding full and complete documentation of agreements and prohibiting oral and side agreements, the Corporation’s Code of Ethics and Code of Conduct, the Corporation’s various legal compliance programs, and the availability of mechanisms to report possible unethical behavior, such as the Audit Committee’s whistleblower hotline.

•	Procedures Relating to Concerns About Senior Management’s Conduct. The Board and the Audit Committee have revised their respective procedures to emphasize more clearly the requirement that the Board or the Audit Committee be notified whenever any concerns arise regarding the conduct of senior management, including allegations of possible fraud, self-dealing or any other inappropriate conduct. In addition, when the Corporation appointed a new General Counsel, it specified that the General Counsel will report to the CEO in contrast to the former General Counsel who reported to the former CFO.
     2.      Overall Accounting Resources and Expertise. The Corporation has been recruiting additional experienced staff to strengthen its accounting, internal control, financial reporting, legal, regulatory compliance, and internal audit functions. Further, the Corporation has appointed a senior management executive as the Chief Accounting Officer with primary responsibility for the development and implementation of the Corporation’s accounting policies and practices and to review and monitor critical accounts and transactions to ensure that they are managed in accordance with such policies and practices, generally accepted accounting principles in the United States and applicable regulatory requirements.
     3.      Accounting for Mortgage-Related Transactions. The Corporation’s management believes that, as of June 30, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to purchases of mortgages in bulk and the purchases of mortgages where the seller of the mortgages retains the servicing responsibilities. The Corporation has established controls that specify that the terms of any recourse provisions or retained servicing arrangements must be reviewed by the General Counsel before they are included in purchase agreements.

     4.      Accounting for derivative financial instruments. The Corporation’s management believes that, as of June 30, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to the identification of derivatives and the measurement of hedge effectiveness. With respect to the identification of derivatives, the Corporation has implemented the following changes:
•	the legal and accounting departments must review any new forms of transactions or any variants of forms of transactions for which the Corporation has not determined the accounting in order to identify any derivatives resulting from the structure of such transactions; and
•	periodic testing of this review process is required to make sure that it is operating effectively to ensure compliance with SFAS 133.
With respect to the measurement of hedge effectiveness, the Corporation has revised its controls to state that the receipt of an upfront payment from an interest rate swap counterparty precludes the use of the short-cut method of accounting under SFAS 133.
     5.      Accounting for the amortization of premiums and discounts on mortgage-backed securities. The Corporation’s management believes that, as of January 1, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to the accounting for the amortization of premiums and discounts on mortgage backed securities. Management has adjusted the balances to reflect the use of the effective interest method and will continue using the effective interest method for these securities.

Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of First BanCorp
We have completed an integrated audit of First BanCorp’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Corporation has restated its 2004, 2003, and 2002 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Corporation did not maintain (1) an effective control environment, (2) effective controls over the documentation and communication of relevant terms of certain mortgage loans bulk purchase transactions, (3) effective controls to ensure that management provided the Audit Committee complete information regarding mortgage-related transactions in an organized manner, (4) effective controls to ensure complete and adequate communication to the Corporation’s independent registered public accounting firm, (5) effective anti-fraud controls and procedures to ensure the effective assignment of authority and monitoring of its external financial reporting process, (6) a sufficient complement of accounting and financial personnel with sufficient knowledge, experience and training, (7) effective controls over the accounting for its mortgage-related transactions with certain counterparties, (8) effective controls over the accounting for its derivative financial instruments, and (9) effective controls over the valuation of premiums and discounts on mortgage backed securities, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses as of December 31, 2004 have been identified and included in management’s assessment:
1.     Ineffective Control Environment. The Corporation did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Corporation did not maintain effective controls over the integrity and ethical conduct of the Former CEO, former CFO and former executive vice-president responsible for the retail and mortgage banking business and the assignment and monitoring of authority within the Corporation’s financial reporting process. This ineffective control environment enabled the former CEO and former CFO to override the Corporation’s internal controls over financial reporting thereby precluding other members of management, the Board of Directors, the Audit Committee and the Corporation’s independent registered public accounting firm from having access to certain information relevant to the Corporation’s accounting for the variable interest rate features associated with certain of its mortgage-related transactions. This lack of effective internal control over financial reporting enabled the former CEO and former CFO to provide the Audit Committee incomplete and inadequate information about the mortgage-related transactions. Because the Audit Committee was not provided complete and adequate information, the Audit Committee was ineffective in discharging its oversight responsibilities with respect to the Corporation’s accounting treatment for the variable interest rate features associated with the mortgage-related transactions. Furthermore, the Corporation did not maintain effective controls to prevent or detect instances of management override over the external financial reporting process by the former CEO and former CFO and did not have controls or procedures to identify and respond to such instances. This lack of effective detection and preventative controls allowed the former CEO and former CFO to take certain actions that resulted in the mortgage-related transactions not being properly reflected in the Corporation’s consolidated financial statements in accordance with generally accepted accounting principles.
This control environment material weakness resulted in the restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, this material weakness could result in a misstatement of any of the Corporation’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. This ineffective control environment also contributed to the existence of the material weaknesses discussed below in numbered paragraphs 2 through 9.
2.      Ineffective controls over the documentation and communication of relevant terms of certain mortgage loans bulk purchase transactions. The Corporation did not maintain effective controls over the documentation and communication of all of the relevant terms and conditions of certain mortgage loans bulk purchase transactions. Specifically, the former CEO, former CFO, former executive vice president responsible for the retail and mortgage banking business and former Treasurer obtained oral and email agreements from the counterparty to extend the 24-month recourse period included in the associated written transaction agreements to full recourse for the duration of the respective underlying mortgage loans. Neither the existence nor the terms of these oral agreements and emails were documented in the Corporation’s accounting records or communicated to the Corporation’s independent registered public accounting firm. In addition, the former Treasurer did not disclose the extended recourse agreements in an audit confirmation to the counterparty’s independent registered public accounting firm. The Corporation accounted for these transactions as purchases of mortgage loans from individual borrowers and not as commercial loans to the financial institution secured by mortgages, as required by generally accepted accounting principles.
3.      Ineffective controls over communications to the Audit Committee. The Corporation did not maintain effective controls to ensure that management provided the Audit Committee complete information regarding the mortgage-related transactions in an organized manner so as to enable the Audit Committee to properly oversee those transactions and their associated external financial reporting. Specifically, the Audit Committee was not provided with complete, adequate and accurate information about certain agreements made orally and in emails that was relevant to the

Corporation’s accounting for the mortgage-related transactions in accordance with generally accepted accounting principles.
4.      Ineffective controls over communications to the Corporation’s independent registered public accounting firm. The Corporation did not maintain effective controls to ensure complete and adequate communication to the Corporation’s independent registered public accounting firm. Specifically, the former CEO, former CFO and former executive vice-president responsible for the retail and mortgage banking business created documents intended to make it appear to the Corporation’s independent registered public accounting firm that such documents were created contemporaneously with the execution of the mortgage-related transactions that involved a variable interest rate feature (the “hedge documentation”) in order to obtain a desired accounting result. In addition, the former CEO, former CFO and former executive vice-president responsible for the retail and mortgage banking business made oral representations and subsequently executed written confirmations for reliance by the Corporation’s independent registered public accounting firm that stated that the parties to the mortgage-related transactions had orally agreed since the inception of the mortgage-related transactions that the variable interest rates provided for in the written agreements were capped at the weighted average coupon of the related mortgage loans. Additionally, the Corporation’s former CEO and former CFO executed representations for reliance by the Corporation’s independent registered public accounting firm that, based upon their review of: 1) minutes of Board of Directors’ meetings, 2) internal communications regarding the mortgage-related transactions with the counterparties, and 3)communications between the Corporation and officers of the counterparties and certain other specified documents, the reviewed documents did not contradict contents of the written confirmations. Portions of the contents of these written confirmations and representations integral to the accounting of the mortgage-related transactions in accordance with generally accepted accounting principles were not factually correct.

5.      Ineffective anti-fraud controls related to a review by the former General Counsel of concerns expressed regarding certain activities of senior management. The Corporation did not maintain effective anti-fraud controls and procedures to ensure the effective assignment of authority and monitoring of its external financial reporting process. Specifically the former General Counsel was able to override the Audit Committee’s whistleblower procedures, as described in the “Employee Complaint Procedures for Accounting and Auditing Matters.” In a certain instance, the former General Counsel insufficiently investigated concerns communicated to her by the Corporation’s outside counsel about the preparation of the hedge documentation by certain former members of senior management, including the former General Counsel’s immediate supervisor, the former CFO. Additionally, the former General Counsel neither advised the Audit Committee nor any independent member of the Board of Directors of the review or the conclusions reached with respect thereto, notwithstanding the requirement in the Corporation’s whistleblower procedures that any accounting, auditing or internal control complaints or concerns be reviewed under the direction of the Audit Committee.
6.      Insufficient accounting resources and expertise. The Corporation did not maintain a sufficient complement of accounting and financial personnel with sufficient knowledge, experience, and training to meet the Corporation’s external financial reporting responsibilities.
The material weaknesses described above in number paragraphs 2 through 6 contributed to the existence of the material weaknesses discussed below in numbered paragraphs 7 through 9 and resulted in the restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003, and 2002, each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, each of these material weaknesses could result in misstatements of any of the Corporation’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
7.      Ineffective controls over the accounting for mortgage-related transactions. The Corporation did not maintain effective controls over the accounting for its mortgage-related transactions with certain counterparties. Specifically, the Corporation did not have effective controls in place to ensure the identification of recourse provisions that precluded the recognition of such transactions as purchases of loans or collateralized mortgage securities in written agreements relating to the mortgage-related transactions. This control deficiency resulted in the restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, this control deficiency could result in a misstatement in the classification of investment securities, loans receivable and interest income accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
8.      Ineffective controls over the accounting for derivative financial instruments. The Corporation did not maintain effective controls over the accounting for its derivative financial instruments. Specifically, the Corporation’s internal controls were not properly designed to identify derivatives embedded within its mortgage purchases and other loan contracts. Additionally, the Corporation did not maintain effective controls over the identification and valuation of hedge ineffectiveness as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, this control deficiency could result in a misstatement of the Corporation’s derivative financial instruments and related accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
9.      Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities. The Corporation did not maintain effective controls over the valuation of premiums and discounts on mortgage-backed securities. Specifically, the Corporation amortized premiums and discounts on mortgage-backed securities using a straight-line pro rata method rather than the effective interest method, as required by generally accepted accounting principles. This control deficiency resulted in a restatement of the Corporation’s consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 and for each of the quarters of 2004 and 2003 and the first quarter of 2005. In addition, this deficiency could result in a misstatement in the deferred premiums and discounts amortization accounts that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
Additionally, we have identified the following material weakness affecting the Corporation’s control environment as of December 31, 2004 that has not been identified as a material weakness in management’s assessment:
Ineffective Audit Committee. The Corporation’s Audit Committee was not effective in the oversight of the Corporation’s financial reporting process and internal control over financial reporting. Specifically, the former CEO made various remarks at a Board of Directors meeting alluding to possible inappropriate behavior that may have occurred at the Corporation. The Audit Committee did not make inquiries of or seek any further clarification from the former CEO about his remarks. In addition, the Audit Committee did not consider whether, as a result of the remarks, an internal investigation was necessary to determine whether any inappropriate behavior had occurred at the Corporation. This material weakness in the Corporation’s control environment contributed to the ineffective control environment described in item 1 above.
The material weaknesses referred to above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Corporation’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Management and we previously concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2004. However, management has subsequently determined that the material weaknesses described in items 1 through 9 above existed as of December 31, 2004. Additionally, we have determined that the material weakness related to the ineffective Audit Committee described above also existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinions on internal control over financial reporting, as presented herein, are different from those expressed in our previous report.
In our opinion, management’s assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effects of the material weaknesses described in items 1 through 9 above, is not fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO because it did not identify the material weakness relating to the ineffective Audit Committee described above. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/  PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 11, 2005, except for the restatement described in Note 1 to the consolidated financial statements, the matter described in the penultimate paragraph of Management’s Report on
Internal Control Over Financial Reporting and the material
weakness relating to the ineffective Audit Committee described above, as to which the date is September 25, 2006

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(As Restated)	(As Restated)
	December 31, 2004	December 31, 2003
Assets

Cash and due from banks	$106,811,372	$86,161,347

Money market instruments, including $404,748,972 pledged that can be repledged for 2004	702,163,791	700,946,490
Federal funds sold and securities purchased under agreements to resell	118,000,000	265,000,000

Total money market investments	820,163,791	965,946,490

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,072,058,479	990,408,046
Other investment securities	248,911,295	230,441,074

Total investment securities available for sale	1,320,969,774	1,220,849,120

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,996,930,801	2,687,056,002
Other investment securities	380,636,249	448,321,525

Total investment securities held to maturity	3,377,567,050	3,135,377,527

Federal Home Loan Bank (FHLB) stock	79,900,000	45,650,000

Loans, net of allowance for loan losses of $141,035,841 (2003 - $126,378,484)	9,547,054,561	6,902,826,446
Loans held for sale, at lower of cost or market	9,903,189	11,850,639

Total loans, net	9,556,957,750	6,914,677,085

Other real estate owned	9,255,973	4,616,888
Premises and equipment, net	95,813,545	85,269,402
Accrued interest receivable	56,936,934	41,536,445
Due from customers on acceptances	407,625	286,611
Other assets	212,261,455	178,670,585

Total assets	$15,637,045,269	$12,679,041,500

Liabilities & Stockholders’ Equity

Liabilities:
Non-interest bearing deposits	$699,581,764	$547,091,416
Interest bearing deposits	7,212,740,444	6,224,777,835
Federal funds purchased and securities sold under agreements to repurchase	4,165,360,913	3,639,472,343
Advances from the FHLB	1,598,000,000	913,000,000
Notes payable	178,239,975	—
Other borrowings	276,692,251	—
Bank acceptances outstanding	407,625	286,611
Accounts payable and other liabilities	219,408,593	198,826,152

	14,350,431,565	11,523,454,357

Subordinated notes	82,280,418	81,765,388

	14,432,711,983	11,605,219,745

Commitments and contingencies

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares; issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	550,100,000

Common stock, $1 par value, authorized 250,000,000 shares; issued 45,310,055 shares (2003 - 44,948,185 shares)	45,310,055	44,948,185
Less: Treasury stock (at par value)	(4,920,900)	(4,920,900)

Common stock outstanding	40,389,155	40,027,285

Additional paid-in capital	4,863,299	268,855
Capital reserve	82,825,000	80,000,000
Legal surplus	183,019,192	165,709,122
Retained earnings	299,501,016	201,903,993
Accumulated other comprehensive income, net of tax of $894,396 (2003 - $613,081)	43,635,624	35,812,500

	1,204,333,286	1,073,821,755

Total liabilities and stockholders’ equity	$15,637,045,269	$12,679,041,500

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	(As Restated)	(As Restated)	(As Restated)
	2004	2003	2002
Interest income:
Loans	$458,180,082	$400,908,876	$364,423,805
Investment securities	227,443,510	142,644,153	183,050,062
Short-term investments	3,736,452	4,707,054	998,710
Dividends on FHLB stock	973,679	1,206,378	1,634,899

Total interest income	690,333,723	549,466,461	550,107,476

Interest expense:
Deposits	119,843,691	165,126,334	95,842,195
Federal funds purchased and repurchase agreements	129,572,722	105,705,205	117,065,293
Advances from FHLB	27,668,471	19,418,432	16,023,967
Notes payable and other borrowings	15,767,897	7,278,384	6,643,206

Total interest expense	292,852,781	297,528,355	235,574,661

Net interest income	397,480,942	251,938,106	314,532,815

Provision for loan losses	52,799,550	55,915,598	62,301,996

Net interest income after provision for loan losses	344,681,392	196,022,508	252,230,819

Other income:
Other service charges on loans	3,910,483	6,522,276	6,710,052
Service charges on deposit accounts	10,937,998	9,526,946	9,200,327
Mortgage banking activities	3,921,135	3,013,840	3,540,034
Net gain on sale of investments	9,457,190	35,590,260	12,000,487
Rental income	3,070,697	2,223,734	2,285,021
Gain on sale of credit cards portfolio	5,532,684	32,385,353	—
Other operating income	22,793,769	17,535,927	15,048,641

Total other income	59,623,956	106,798,336	48,784,562

Other operating expenses:
Employees’ compensation and benefits	82,439,613	74,488,194	58,835,508
Occupancy and equipment	39,430,288	36,363,434	28,987,167
Business promotion	16,348,849	12,414,820	9,304,277
Taxes, other than income taxes	8,467,962	7,404,729	6,857,010
Insurance and supervisory fees	4,125,835	3,729,860	2,803,905
Other	29,667,161	30,228,644	26,023,554

Total other operating expenses	180,479,708	164,629,681	132,811,421

Income before income tax provision	223,825,640	138,191,163	168,203,960
Income tax provision	46,500,247	18,297,490	35,342,442

Net income	$177,325,393	$119,893,673	$132,861,518

Net income available to common stockholders	$137,049,397	$89,534,810	$106,455,244

Net income per common share basic:
Earnings per common share basic	$3.41	$2.24	$2.67

Net income per common share diluted:
Earnings per common share diluted	$3.30	$2.18	$2.63

Dividends declared per common share	$0.48	$0.44	$0.40

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	(As Restated)	(As Restated)	(As Restated)
	2004	2003	2002
Cash flows from operating activities:
Net income	$177,325,393	$119,893,673	$132,861,518

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,939,369	13,761,331	11,710,016
Amortization of core deposit intangibles	2,396,620	2,396,620	1,165,488
Provision for loan losses	52,799,550	55,915,598	62,301,996
Deferred income tax (benefit) expense	(6,508,814)	(26,744,079)	4,404,508
Gain on sale of investments, net	(12,156,182)	(41,350,820)	(49,367,439)
Other-than-temporary impairments on available for sale securities	2,698,992	5,760,560	37,366,952
Unrealized derivatives (gain) loss	(15,528,996)	41,136,523	(47,362,592)
Net gain on sale of loans	(3,594,875)	(2,917,364)	(3,416,222)
Amortization of deferred net loan (fees) cost	(1,511,254)	(2,639,188)	1,595,153
Amortization of broker placement fees	12,149,134	10,069,939	14,018,008
Amortization of premium and (discount) on investment securities	15,090,031	17,305,088	7,705,032
Gain on sale of credit card portfolio	(5,532,684)	(32,385,353)	—
(Decrease) increase in accrued income tax payable	(4,766,394)	8,353,011	6,093,591
Increase in accrued interest receivable	(15,400,487)	(982,130)	(37,979)
Increase (decrease) in accrued interest payable	14,587,835	12,518,654	(1,364,672)
Decrease in other assets	9,101,346	4,454,336	39,390,522
Increase (decrease) in other liabilities	5,384,146	(2,290,647)	25,102,041

Total adjustments	63,147,337	62,362,079	109,304,403

Net cash provided by operating activities	240,472,730	182,255,752	242,165,921

Cash flows from investing activities:
Principal collected on loans	2,266,859,637	1,938,300,698	753,523,607
Loans originated	(4,985,689,733)	(3,507,655,892)	(1,738,746,694)
Purchases of loans	(199,970,917)	(132,639,610)	(58,943,808)
Proceeds from sale of loans	138,838,749	264,126,724	83,862,533
Proceeds from sale of investment securities	131,571,934	1,439,718,183	2,242,654,071
Purchases of securities held-to-maturity	(5,996,237,666)	(11,580,703,043)	(16,475,400,708)
Purchases of securities available-for-sale	(509,236,946)	(1,479,563,968)	(10,346,887,429)
Principal repayments and maturities of securities held-to-maturity	5,744,069,157	9,144,728,663	16,058,924,401
Principal repayments of securities available-for-sale	341,102,094	1,550,033,956	8,816,493,581
Additions to premises and equipment	(24,483,512)	(11,435,164)	(14,412,317)
Purchases of FHLB stock	(34,250,000)	(10,020,500)	(12,738,900)
Cash received for net liabilities assumed on acquisition of business	—	—	73,357,626

Net cash used in investing activities	(3,127,427,203)	(2,385,109,953)	(618,314,037)

Cash flows from financing activities:
Net increase in deposits	1,149,976,606	1,341,442,350	790,122,398
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	525,888,563	855,394,414	(202,096,134)
FHLB advances taken	685,000,000	540,000,000	29,300,000
Net proceeds from the issuance of notes payable and other borrowings	595,778,616	—	—
Repayments of notes payable and other borrowings	(140,185,000)	—	(1,550,000)
Dividends	(59,593,300)	(47,958,718)	(42,372,613)
Exercise of stock options	4,956,314	1,119,957	1,340,843
Issuance of preferred stock, net of cost	—	182,998,539	88,906,000

Net cash provided by financing activities	2,761,821,799	2,872,996,542	663,650,494

Net (decrease) increase in cash and cash equivalents	(125,132,674)	670,142,341	287,502,378
Cash and cash equivalents at beginning of period	1,052,107,837	381,965,496	94,463,118

Cash and cash equivalents at end of period	$926,975,163	1,052,107,837	381,965,496

Cash and cash equivalents include:
Cash and due from banks	$106,811,372	$86,161,347	$108,305,943
Money market investments	820,163,791	965,946,490	273,659,553

Total Cash and cash equivalents	$926,975,163	$1,052,107,837	$381,965,496

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
	(As restated)	(As restated)	(As restated)
	2004	2003	2002
Preferred Stock:
Balance at beginning of year	$550,100,000	$360,500,000	$268,500,000

Shares issues (7.25% Non-cumulative non convertible, Series D)	—	—	92,000,000

Shares issues (7.00% Non-cumulative non convertible, Series E)	—	189,600,000	—

Balance at end of year	$550,100,000	$550,100,000	$360,500,000

Common stock:
Balance at beginning of year	40,027,285	39,954,535	26,571,952
Common stock issued under stock option plan	361,870	72,750	64,500
Shares issued as a result of stock split on September 30, 2002	—	—	13,318,083

Balance at end of year	$40,389,155	$40,027,285	$39,954,535

Additional paid-in capital:
Balance at beginning of year	268,855	—	14,214,877
Issuance cost of preferred stock	—	(778,352)	(3,094,000)
Shares issued under stock option plan	4,594,444	1,047,207	1,276,343
Adjustment for stock split on September 30, 2002	—	—	(12,397,220)

Balance at end of year	$4,863,299	$268,855	$—

Capital Reserve:
Balance at beginning of year	80,000,000	70,000,000	60,000,000
Transfer from retained earnings	2,825,000	10,000,000	10,000,000

Balance at end of year	$82,825,000	$80,000,000	$70,000,000

Legal surplus:
Balance at beginning of year- as previously reported			136,792,514
Restatement adjustment			3,356,563

Balance at beginning of year- as restated	165,709,122	155,192,258	140,149,077
Transfer from retained earnings	17,310,070	10,516,864	15,043,181

Balance at end of year	$183,019,192	$165,709,122	$155,192,258

Retained earnings:
Balance at beginning of year- as previously reported			103,132,913
Restatement adjustment			(11,348,763)

Balance at beginning of year- as restated	201,903,993	156,309,011	91,784,150
Net income	177,325,393	119,893,673	132,861,518
Cash dividend declared on common stock	(19,317,304)	(17,599,855)	(15,966,339)
Cash dividend declared on preferred stock	(40,275,996)	(30,358,863)	(26,406,274)
Issuance cost of preferred stock	—	(5,823,109)	—
Adjustment for stock split on September 30, 2002	—	—	(920,863)
Transfer to capital reserve	(2,825,000)	(10,000,000)	(10,000,000)
Transfer to legal surplus	(17,310,070)	(10,516,864)	(15,043,181)

Balance at end of year	$299,501,016	$201,903,993	$156,309,011

Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of year- as previously reported			(6,293,354)
Restatement adjustment			1,260,094

Balance at beginning of year- as restated	35,812,500	34,066,622	(5,033,260)
Other comprehensive income, net of deferred tax	7,823,124	1,745,878	39,099,882

Balance at end of year	$43,635,624	$35,812,500	$34,066,622

Total stockholders’ equity	$1,204,333,286	$1,073,821,755	$816,022,426

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	(As Restated)	(As Restated)	(As Restated)
	2004	2003	2002
Net income	$177,325,393	$119,893,673	$132,861,518

Other comprehensive income:

Unrealized gains on securities:
Unrealized holding gains arising during the period	17,561,629	26,822,165	64,325,208
Less: Reclassification adjustment for net gains and other-than-temporary impairments included in net income	(9,457,190)	(35,590,260)	(12,000,487)
Income tax (expense) benefit related to items of other comprehensive income	(281,315)	10,513,973	(13,224,839)

Other comprehensive income for the period, net of tax	7,823,124	1,745,878	39,099,882

Total comprehensive income	$185,148,517	$121,639,551	$171,961,400

The accompanying notes are an integral part of these statements.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Restatement of Previously Issued Financial Statements
Background to Restatement
     The financial statements included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 have been restated primarily as a result of the Audit Committee’s review of the accounting treatment of certain mortgage-related transactions that the Corporation entered into with two financial institutions between 1999 and 2005 and of interest rate swaps that economically hedge the interest rate risk related to the fixed interest rate on the Corporation’s outstanding brokered certificates of deposit (“brokered CDs”) and certain medium term notes (“medium-term notes”). The Corporation had previously reflected mortgage-related transactions with Doral Financial Corp. (“Doral”) and subsidiaries of R&G Financial Corp. (referred to collectively as “R&G”) as purchases in bulk of mortgage loans and pass-through trust certificates (the “mortgage-related transactions”) by the Corporation’s subsidiary, FirstBank Puerto Rico (“FirstBank” or the “Bank”), and had used the short-cut method of accounting to account for the interest rate swaps. The restated financial statements reflect the mortgage-related transactions as commercial loans secured by mortgage loans and pass-through trust certificates and recognize the impact of changes in the market value of the interest rate swaps without offsetting adjustments to the related hedged items. The other matters that are reflected in the restatement were identified by the Corporation’s management, which began an internal review of the Corporation’s books, records, and accounting practices under the oversight of the Audit Committee and with the assistance of outside consultants following the commencement of the Audit Committee’s review of the mortgage-related transactions.
     The Corporation first announced the Audit Committee’s review in a Form 12b-25 filed with the Securities and Exchange Commission (“SEC”) on August 10, 2005 reporting that the Corporation was unable to file its Form 10-Q for the quarter ended June 30, 2005. The Audit Committee decided to undertake this review after discussions with the Corporation’s independent registered public accounting firm. To assist it in the review of the mortgage-related transactions, the Audit Committee engaged as independent counsel the law firms of Martínez Odell & Calabria and Clifford Chance U.S. LLP, which retained forensic accountants FTI Consulting Inc.
     The Audit Committee’s principal areas of review relevant to the restatement of the Corporation’s restated financial statements reflected in this Amended Annual Report on Form 10-K/A were (1) whether the Corporation should have recognized any of the mortgage-related transactions as commercial loans made by FirstBank to the sellers of the mortgage loans and pass-through trust certificates, which were secured by mortgages, rather than as purchases of mortgage loans and pass-through trust certificates under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS 140”); and (2) whether the Corporation properly applied SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for the interest rate swaps that hedge its interest rate risk related mainly to the fixed interest rate on the Corporation’s outstanding brokered CDs and certain medium-term notes.
     FirstBank began to enter into the mortgage-related transactions in November 1999. Between November 1999 and March 2005, FirstBank recognized approximately $4.5 billion of purchases of mortgage loans from Doral and approximately $1.0 billion of purchases of mortgage loans and pass-through trust certificates, which represented interests in grantors’ trusts that owned mortgages, from R&G. Most of the mortgage loans were residential mortgages. The balance of the mortgage loans were commercial mortgages.

     The purchase prices for most of the mortgage loans and pass-through trust certificates were the principal amounts of the mortgage loans and the pass-through trust certificates. The written agreements for the mortgage-related transactions with Doral and R&G included recourse provisions. The agreements with Doral provided that Doral would either repurchase or substitute mortgages that became 120 days or more delinquent within the first 24-month period after the purchase, with a limit on the repurchase obligation related to commercial mortgage loans of no more than 10% of the principal amount of such commercial mortgage loans. The first few agreements executed with R&G stated that R&G would repurchase all delinquent mortgage loans, for an unspecified period of time. Thereafter, all of the R&G agreements provided that R&G guaranteed timely payment of principal and interest. Under some of the later agreements, R&G had the right to substitute mortgage loans and agreed to cover any losses in the event of foreclosures. In connection with the mortgage-related transactions, Doral and R&G retained the servicing on all of the mortgage loans at issue and agreed to remit to FirstBank scheduled principal payments and, with respect to most of the transactions, interest calculated at a variable rate, between 120 and 150 basis points over three-month LIBOR. Finally, with respect to each agreement with Doral and certain agreements with R&G, Doral and R&G had written options to repurchase the mortgage loans if the variable interest rate that they were required to pay FirstBank reached or exceeded an agreed upon interest rate relating to the underlying mortgage loans.
     The Audit Committee’s review identified evidence that Doral had agreed orally and in emails to extend the recourse provision beyond the 24-month period included in the written agreements to recourse for the duration of the mortgage loans involved in the mortgage-related transactions with FirstBank. The Audit Committee found that neither the existence nor the terms of the oral agreements and emails were documented in the Corporation’s accounting records or communicated to the Corporation’s independent registered public accounting firm by neither the former CEO, former CFO, former executive vice-president responsible for the retail and mortgage banking business, or the former Treasurer. In contrast to the oral agreements and emails with Doral to extend the recourse period, the written agreements with R&G included express recourse provisions for the lives of the underlying mortgage loans and pass-through trust certificates. In December 2004 with respect to a transaction with R&G, the Corporation requested and obtained an opinion of its outside counsel who opined that the particular transaction with R&G constituted a true sale.
     In October 2005, Martínez Odell & Calabria, upon its review of the matter, issued an opinion stating that the purchase of mortgage loans from R&G were not true sales principally because of the applicable recourse provisions. Thereafter, after considering the impact of the agreements that Doral made orally and in emails to extend recourse beyond the 24-month period included in the written agreements, Martínez Odell & Calabria rendered an opinion in December 2005 that the mortgage-related transactions with Doral were not true sales principally in light of the full recourse nature of the mortgage-related transactions. Based upon these opinions, the Audit Committee and the Board concluded that the mortgage-related transactions with Doral and R&G were not true sales but, rather, commercial loans secured by mortgages and pass-through certificates.
     Management and the Audit Committee also reviewed the accounting for the Corporation’s interest rate swaps. The review of the accounting for the interest rate swaps was prompted by the receipt of an SEC comment letter dated August 11, 2005 relating to the 2004 Form 10-K and the March 31, 2005 Form 10-Q of the Corporation. SFAS 133 permits the use of the short-cut method of accounting for certain hedging relationships when the strict technical requirements for the use of the method are met, including the necessary documentation of the hedge positions. When those strict requirements are not met, a company is not entitled to assume that the changes in the fair value of a hedged item exactly offset the changes in the value of the related derivative but can instead implement the long-haul method under SFAS 133, under which the effectiveness of the hedging relationship is evaluated on an ongoing basis and the changes in the fair value of the derivative and related hedged item are calculated independently.
     Since it first implemented SFAS 133 on January 1, 2001, the Corporation had used the short-cut method to account for interest rate swaps that hedged its interest rate risk related mainly to the fixed interest rate on the Corporation’s outstanding brokered CDs and certain medium-term notes. Although the Corporation had received upfront payments from the interest rate swap counterparties, management had believed that the existence of terms in the interest rate swaps that mirrored the terms of the respective hedged instruments, together with substantially complete short-cut method hedge documentation prepared at the time of issuing the interest rate swaps, entitled it to use the short-cut method.
     Management, the Audit Committee and the Board concluded that the Corporation had misapplied the short-cut method of accounting under SFAS 133. They reached this conclusion after a discussion of the issue with the Corporation’s independent registered public accounting firm. In this regard, the Corporation has determined that the particular interest rate swaps did not qualify for the short-cut method in prior periods because the related upfront payments caused the swap not to have a fair value of zero at inception, which is required by SFAS 133 to qualify for the short-cut method.

     On December 13, 2005, the Corporation issued a press release announcing its conclusions relating to the mortgage-related transactions with Doral and its determination to restate its financial statements to correct the accounting for the mortgage-related transactions as well as the interest rate swaps accounted for under the short-cut method. The Corporation explained that the restatement would require it to classify the mortgage-related transactions as secured commercial loans and to reflect the changes in the fair value of the interest rate swaps as gains or losses in the income statement with no offsetting adjustments to the hedged items.
     On March 17, 2006, the Corporation announced that Martínez Odell & Calabria had concluded that the pass-through trust certificates acquired from R&G were not true sales.
     The restatement included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 also reflects various other less significant adjustments.
Certain Additional Matters Reviewed by the Audit Committee
     During its review of the mortgage-related transactions, the Audit Committee also considered whether the uncapped variable interest rate feature that enables FirstBank to receive interest from Doral and R&G under the terms of some of the mortgage-related transactions created a derivative under SFAS 133. The Corporation’s written agreements entered into with Doral beginning in October 2003 and R&G beginning in December 2004 provided that the variable interest rate would not exceed the weighted average coupon (“WAC”) on the related mortgage loans. None of the prior written agreements with Doral and none of the prior written agreements with R&G that provided for variable interest rates contained a written cap on the variable interest rate to be paid to FirstBank.

     The issue whether the variable interest rate feature created a derivative was not relevant to the ultimate accounting treatment of the mortgage-related transactions in this restatement because SFAS 133 would have applied to the variable interest rate feature only if the mortgage loans and pass-through trust certificates had been purchased, and the Audit Committee concluded that the mortgage-related transactions were not purchases. Therefore, the restatement does not include any adjustment relating to the variable interest rate feature associated with the mortgage-related transactions. However, in the course of its review of this issue the Audit Committee discovered certain inappropriate conduct by certain former members of senior management, as described below.
     In or about November of 2004, in an effort to avoid accounting for a derivative created by the uncapped variable interest rate feature associated with the mortgage-related transactions with Doral and R&G, the former CEO, former CFO, and an executive vice-president who was responsible for the retail and mortgage banking business who resigned from the Corporation in the Spring of 2005, inappropriately created documents intended to make it appear to the Corporation’s independent registered public accounting firm that such documents were created at the inception of the mortgage-related transactions that involved the variable interest rate feature (the “hedge documentation”) in order to comply with the requirement in SFAS 133. The Corporation’s independent registered public accounting firm did not agree that hedge accounting could be used to account for the uncapped variable interest rate feature.
     In a further effort to avoid accounting for a derivative, the former CEO and former CFO asserted to the Corporation’s independent registered public accounting firm that the parties to the mortgage-related transactions had agreed orally at the time of the original negotiation of the mortgage-related transactions that the variable interest rates provided for in the agreements were in fact capped at the WAC of the related mortgage loans. At the request of the independent registered public accounting firm this assertion was confirmed in writing with the counterparties. The written confirmations were executed by the former CEO, the former CFO, and the former executive vice-president responsible for the retail and mortgage business and by executives of R&G and Doral. Based on the foregoing and the receipt by the Corporation of a legal opinion issued by its outside counsel that oral agreements were enforceable under Puerto Rico law, management took the position that the variable interest rate feature did not create a derivative. The Corporation’s independent registered public accounting firm concurred with management’s position based upon its audit work, certain oral representations which were incorporated in the written confirmations (which were subsequently determined to have been inaccurate and false), the legal opinion and a certification from the former CEO and former CFO to the Corporation’s independent registered public accounting firm, which also contained inaccurate statements.
     In or about March 2005, the Corporation’s prior outside counsel learned about the creation of the hedge documentation and prompted the former General Counsel to look into the matter. In response, the former General Counsel conducted an internal review of the propriety of the creation of the hedge documentation. The former General Counsel failed to advise the Audit Committee or the Board about the concerns regarding the creation of the hedge documentation or about the results of her review, notwithstanding the provisions of the Audit Committee’s whistleblower procedures. These procedures, which implement the requirement in Rule 10A-3(b)(3) under the Securities Exchange Act of 1934, as amended, that the Audit Committee establish procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters and are set forth in a document entitled “Employee Complaint Procedures for Accounting and Auditing Matters,” and require that any complaints or concerns regarding accounting, internal accounting controls, or auditing matters be reviewed under the Audit Committee’s direction.
     As a result of these findings, the Audit Committee recommended that the Board seek the resignations of the former CEO and former CFO. The Audit Committee made this recommendation because of the Audit Committee’s conclusion that the former CEO, former CFO and former executive vice-president had acted improperly with respect to the mortgage-related transactions, as described above. In addition, the Audit Committee concluded that the former CEO may have falsely reported to the Board that the Corporation’s outside derivatives consultant had told the former CEO and former CFO to prepare the hedge documentation.
     By press release dated September 30, 2005, the Corporation announced that the former CEO had stepped down from his management positions on that same date and was retiring as Chairman of the Board as of December 31, 2005, and that the former CFO had resigned from her positions as CFO and director also as of September 30, 2005 and was retiring as of October 31, 2005. In addition, the Corporation announced the election of the present CEO and chief operating officer (“COO”), who also became directors, and the appointment of an interim CFO.
     Subsequently, the Corporation terminated the former General Counsel on October 25, 2005 based on her conduct in connection with her internal review and for subsequent related conduct. Also, the former Treasurer of the Corporation, who was involved in the negotiations with respect to some of the mortgage-related transactions, resigned from the Corporation on August 11, 2006 upon recommendation of the Board of Directors.

     The internal review conducted by the Corporation also included evaluations of, among other matters:
•	the accounting for loan sales and purchases;

•	the accounting for derivative instruments and investment securities;

•	the accounting for and the recognition and deferral of loan origination fees and costs;

•	the accounting for placement fees on brokered certificates of deposit;

•	the accounting for rent expense under operating leases;

•	the accounting for finance leases;

•	the assumptions and methodology followed for core deposit intangibles;

•	the accounting for premiums and discounts on investments;

•	the methodology for determining the provision for loan and lease losses;

•	the evaluation of other-than-temporary impairments on the Corporation’s investment portfolio;

•	the appropriate identification of and financial statement disclosures about industry segments;

•	the evaluation of certain accounting estimates;

•	the accounting for contingencies; and

•	the materiality of previously identified immaterial unrecorded accounting adjustments.
     The net cumulative effect of the restatement through December 31, 2004 was a decrease in the Corporation’s retained earnings and legal surplus of $17.1 million, which includes a cumulative decrease of $9.1 million for the 2004, 2003 and 2002 periods and $8.0 million related to periods prior to 2002. Of the $17.1 million cumulative decrease in retained earnings and legal surplus through December 31, 2004, approximately $15.1 million, represents non-cash adjustments to correct the accounting for interest rate swaps and for the placement fees paid upon issuance to brokers selling the related hedged financial instruments (“broker placement fees”), as a result of the misapplication of the short-cut method of hedge accounting under SFAS 133 (the “short-cut method”).
     In connection with the restatement the following notes to the Corporation’s financial statements have been restated or added:
•	Note 3 — Summary of Significant Accounting Policies

•	Note 5 — Regulatory Capital Requirements

•	Note 7 — Earnings Per Common Share

•	Note 9 — Investment Securities

•	Note 11 — Interest and Dividends on Investments

•	Note 12 — Loans Receivable

•	Note 17 — Deposits and Related Interest

•	Note 18 — Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

•	Note 19 — Advances from Federal Home Loan Bank (FHLB)

•	Note 20 — Notes Payable

•	Note 21 — Other Borrowings

•	Note 22 — Subordinated Notes

•	Note 25 — Other Expenses

•	Note 26 — Income Taxes

•	Note 27 — Commitments

•	Note 28 — Fair Value of Financial Instruments

•	Note 29 — Supplemental Cash Flow Information

•	Note 30 — Financial Instruments With Off-Balance Sheet Risk, Commitments to Extend Credit, and Standby Letters of Credit

•	Note 31 — Segment Information

•	Note 32 — Litigation

•	Note 33 — First BanCorp (Holding Company Only) Financial Information

•	Note 34 — Subsequent Events

The Corporation has classified the accounting practices and related adjustments that were affected by the restatement into the categories described below. The cumulative impact of the changes to retained earnings through December 31, 2004 is summarized as follows:
Summary of Accounting Adjustments by Category

Cumulative (Decrease) Increase
of Retained Earnings
and Legal Surplus
(In thousands)	through December 31, 2004

Pre-tax restatement adjustments:
Accounting for derivative instruments and broker placement fees	$(26,333)
Accounting for investment securities	3,483
Accounting for fees, costs, premiums and discounts on loans	(2,430)
Other adjustments	(191)

Total pre-tax restatement adjustments	(25,471)
Income tax impact of restatement adjustments and re-evaluation of income taxes on previously reported amounts	8,387

Total retained earnings and legal surplus impact	$(17,084)

     As discussed in more detail below, the Corporation has separately quantified the impact of various accounting adjustments on its 2004, 2003 and 2002 financial statements. The impact to retained earnings for periods prior to 2002 is reflected in the Corporation’s Consolidated Financial Statements as an adjustment to the beginning balance of its retained earnings as of January 1, 2002. The $8.0 million cumulative decrease in retained earnings for periods prior to 2002 resulted primarily from adjustments related to derivative instruments and broker placement fees.
Reconciliation of Previously Reported Statement of Financial Condition Information to Restated Figures

	Year ended December 31,
(In thousands)	2004	2003
Cash and due from banks, as previously reported	$98,615	$89,305
Impact of accounting errors and corrections:
Reclassifications	8,196	(3,144)

Cash and due from banks, as restated	$106,811	$86,161

Money market investments, as previously reported	820,164	970,940
Impact of accounting errors and corrections:
Reclassifications	—	(4,993)

Money market investments, as restated	$820,164	$965,947

Investment securities including FHLB stock, as previously reported	5,001,098	4,395,265
Impact of accounting errors and corrections:
Accounting for investment securities	1,805	1,618
Recharacterization of pass-through trust certificates as secured loans	(224,466)	—
Reclassifications	—	4,994

Investment securities including FHLB stock, as restated	$4,778,437	$4,401,877

Total loans, net of allowance for loan losses, as previously reported	9,336,981	6,918,140
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(131)	(114)
Accounting for costs, fees, premium and discounts on loans	(2,430)	(1,587)
Recharacterization of pass-through trust certificates as secured loans	224,466	—
Reclassifications	423	(132)
Other accounting adjustments	(2,351)	(1,630)

Total loans, net of allowance for loan losses, as restated	$9,556,958	$6,914,677

Total other assets, as previously reported	362,959	294,261
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(870)	1,625
Tax impact of accounting adjustments	11,716	12,544
Reclassifications	(419)	1,935
Other accounting adjustments	1,289	15

Total other assets, as restated	$374,675	$310,380

Total assets, as restated	$15,637,045	$12,679,042

Total liabilities, as previously reported	14,396,905	11,578,341
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	25,149	28,007
Accounting for investment securities	—	1,543

Tax impact of accounting adjustments	3,329	(418)
Reclassifications	8,200	(1,340)
Other accounting adjustments	(871)	(913)

Total liabilities, as restated	$14,432,712	$11,605,220

Stockholders’ equity, as previously reported	1,222,911	1,089,569
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(26,333)	(27,595)
Accounting for investment securities	3,483	1,390

Accounting for costs, fees, premium and discounts on loans	(2,430)	(1,587)
Tax impact of accounting adjustments	8,387	12,962
Accounting for derivative instruments and investment securities impacting other comprehensive income	(1,494)	(216)
Other accounting adjustments	(191)	(701)

Stockholders’ equity, as restated	$1,204,333	$1,073,822

Reconciliation of Previously Reported Statement of Income Information to Restated Figures

	Year ended December 31,
(In thousands, except per share amounts)	2004	2003	2002
Net interest income, as previously reported	$383,206	$292,210	$266,850
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(22)	(51,726)	33,344

Accounting for investment securities	2,093	(176)	832
Accounting for origination fees and costs and premiums and discounts on loans	727	356	(38)
Reclassification of late charges, penalty fees on loans and other	11,502	11,710	13,277
Other accounting adjustments	(25)	(436)	268

Net interest income, as restated	$397,481	$251,938	$314,533

Provision for loan losses (no adjustment required)	$52,800	$55,915	$62,302

Other income, as previously reported	$70,833	$118,710	$58,492
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	1,283	(620)	4,523
Accounting for investment securities	—	734	—
Accounting for origination fees and costs and premiums and discounts on loans	(2,659)	(1,677)	(1,107)
Reclassification of late charges, penalty fees on loans and other	(11,502)	(11,710)	(13,277)
Other accounting adjustments	1,669	1,361	153

Other income, as restated	$59,624	$106,798	$48,784

Other operating expenses, as previously reported	$180,436	$163,994	$132,756
Impact of accounting errors and corrections:
Accounting for origination fees and costs and premiums and discounts on loans	(1,089)	(725)	(597)
Other accounting adjustments	1,133	1,361	652

Other operating expenses, as restated	$180,480	$164,630	$132,811

Income tax expense, as previously reported	$41,926	$38,672	$22,327
Impact of accounting errors and corrections:	4,574	(20,375)	13,015

Income tax expense, as restated	$46,500	$18,297	$35,342

Net income, as restated	$177,325	$119,894	$132,862

Basic earnings per common share, as previously reported	$3.44	$3.04	$2.04
Effect of adjustments	(0.03)	(0.80)	0.63

Basic earnings per common share, as restated	$3.41	$2.24	$2.67

Diluted earnings per common share, as previously reported	$3.34	$2.98	$2.01
Effect of adjustments	(0.04)	(0.80)	0.62

Diluted earnings per common share, as restated	$3.30	$2.18	$2.63

     The Corporation has classified the accounting practices and related adjustments that were affected by the restatement into categories described below.
Accounting for Derivative Instruments and Broker Placement Fees
     The Corporation uses derivative instruments in the normal course of business, primarily to reduce its exposure to market risk (principally interest rate risk) stemming from various assets and liabilities. As part of the restatement process, the Corporation reviewed its accounting for derivative instruments and concluded that its use of the “short-cut” method of hedge accounting under SFAS 133 for interest rate swaps that economically hedge mainly brokered CDs was not consistent with generally accepted accounting principles in the United States.
     Since the 1990’s, the Corporation has entered into interest rate swaps to hedge the interest rate risk inherent mainly in certain of its brokered CDs. The Corporation believes that using interest rate swaps to convert the interest expense on brokered CDs from fixed to variable is prudent from an asset liability management standpoint. The brokered CDs are typically structured with terms of more than one year depending on the interest rate scenario and with a call option on the Corporation’s part, but no surrender option for the CD holder, other than upon the death of the holder. The extended term of the brokered CDs minimizes liquidity risk while the Corporation’s option to call the CDs provides funding flexibility. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, the interest rate swaps are utilized to convert fixed-rate brokered CDs to variable rates, therefore, reducing the Corporation’s sensitivity to interest rate changes. The Corporation considers that economically these hedges have fulfilled and continue to fulfill their intended results.
     Since the Corporation first implemented SFAS 133 on January 1, 2001, it applied a method of fair value hedge accounting to account for the brokered CD swaps that resulted in the Corporation assuming no ineffectiveness in these transactions (i.e., the short-cut method). The Corporation has now concluded that the interest rate swaps hedging the brokered CDs did not qualify for the short-cut method because the fee received from the swap counterparty at inception of the relationship caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Furthermore, although historical effectiveness testing performed in December 2005 demonstrated that the brokered CD swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. The documentation at the inception of the hedges was intended to support the use of the short-cut method.
     The short-cut method allows a company to record the effective portion of the change in fair value of the hedged item (in this case, the brokered CDs) as an adjustment to income that offsets the fair value adjustment on the related interest rate swaps. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap is recorded on the consolidated balance sheet at its fair value, the related hedged item, the brokered CD, is required to be carried at cost. In addition, the broker placement fees, which mirrored the up-front fees received from swaps counterparties, are now separately recorded as a deferred cost within the brokered CDs and amortized through the expected maturities of the related brokered CDs as a yield adjustment using the effective interest method. Previously, the placement fees were offset with the upfront fees received from the swap counterparties at inception with no separate accounting recognition.
     In connection with the evaluation of hedge accounting transactions, the Corporation concluded that the short-cut method was also incorrectly used for certain interest rate swaps hedging medium-term notes, certain corporate bonds and certain commercial loan receivables. The accounting consequences of that conclusion are similar to the accounting consequences discussed above relating to the accounting for brokered CD swaps. In this case, eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the medium-term notes, corporate bonds and to the loans receivable.
     The net cumulative pre-tax effect related to the correction of the accounting for interest rate swaps and the amortization of broker placement fees, as a result of the misapplication of the short-cut method of accounting under SFAS 133 is $26.3 million as of December 31, 2004. The $26.3 million cumulative pre-tax adjustment includes a cumulative decrease of $13.2 million for the 2004, 2003 and 2002 periods and $13.1 million related to periods prior to 2002. In summary, the cumulative adjustments mainly represent the effect of: (1) eliminating the fair value adjustments previously made to the brokered CDs, medium-term notes and other hedged items; (2) recognizing the fair value of the interest rate swaps at inception which is the equivalent of the upfront fees received from swap counterparties; (3) recognizing the placement fees paid to the brokers that placed the brokered CDs and medium-term notes as deferred costs required to be amortized over the expected maturities of the related economically hedged items; and (4) correcting the fair value of the interest rate swaps as of the end of each reporting period.
     The following table details the components of the pre-tax cumulative effect from the correction in the accounting for interest rate swaps and broker placement fees:

Cumulative (Decrease)
Increase of Retained
Earnings Through
(In thousands)	December 31, 2004
Elimination of fair value adjustments previously made to hedged items	$(42,403)
Recognition of interest rate swap up-front fees	78,030
Broker placement fees amortization	(38,570)
Corrections to interest rate swap valuations	(23,390)

Total pre-tax retained earnings impact	$(26,333)

     At December 31, 2004, the cumulative broker placement fees mainly paid to brokered CDs and medium-term notes counterparties, which mirrored the up-front fees received from swap counterparties, approximates $78.0 million of which approximately $39.5 million remain unamortized.
     Changes in the fair value of interest rate swaps and the interest payments exchanged are recognized in earnings as interest income or interest expense depending upon whether it is an asset or liability that is being economically hedged.
     Recharacterization of purchases of mortgage loans and pass-through trust certificates as commercial loans secured by mortgage loans
     On December 13, 2005, the Corporation announced that it had concluded that a substantial portion of mortgage-related transactions that FirstBank entered into with Doral and R&G since 1999 did not qualify as sales for accounting purposes. In addition, on March 17, 2006, the Corporation announced that all of the transactions related to pass-through trust certificates from R&G were not sales for accounting purposes and are now classified as secured commercial loans.
     The incorrect accounting, in the case of transactions with R&G resulted from the fact written contracts included unlimited recourse that tainted the true sale characterization. Notwithstanding the clauses in the R&G contracts, the Corporation previously accounted for the transactions with R&G as purchases. In the case of Doral transactions, the revised classification resulted from the existence of oral and email agreements that extended the 24-month recourse period included in the associated written transaction agreements to recourse for the duration of the respective underlying mortgage loans. Neither the existence nor the terms of these oral agreements and emails were documented in the Corporation’s accounting records or communicated to the Corporation’s independent registered public accounting firm. Based on the above, these purchases did not satisfy the standard of SFAS 140 regarding the isolation of assets (“true sale”).
     During the review of the mortgage-related transactions, management and the Audit Committee also considered whether the uncapped variable interest rate that the Corporation was entitled to receive from Doral and R&G under the terms of some of the mortgage-related transactions created a derivative under SFAS 133. This issue became non relevant to the ultimate accounting treatment of the mortgage-related transactions in the restatement because SFAS 133 would have applied to the variable interest rate feature only if the mortgage loans and pass-through trust certificates had been purchased, and management and the Audit Committee concluded that the mortgage-related transactions were not purchases. However, as previously discussed, the Audit Committee’s review determined that there was improper conduct by certain former members of management in an effort to avoid treating the uncapped variable interest rate feature associated with the mortgage-related transactions with Doral and R&G as a derivative. See “Background to Restatement” above.
     The mortgage-related transactions with Doral and R&G were reflected in the Corporation’s previously issued financial statements as purchases of residential mortgages, commercial mortgage loans and pass-through trust certificates. This restatement reflects these mortgage-related transactions as commercial loans secured by mortgage loans and pass-through trust certificates. This conclusion resulted in the revised classification of approximately $3.6 billion and $2.1 billion in mortgage-related loans to secured loans to local financial institutions as of December 31, 2004 and 2003, respectively and $224.5 million in pass-through trust certificates to secured loans to local financial institutions as of December 31, 2004.

The recharacterization of the mortgage-related transactions with Doral and R&G did not impact the Corporation’s retained earnings as of December 31, 2004.
     Accounting for investment securities
     As part of the restatement process, the Corporation evaluated the methodology used for the amortization of premiums and discounts on investment securities. The Corporation previously amortized the premiums and discounts under the straight line method adjusted for prepayments of securities. As part of the restatement, the Corporation concluded that it needed to correct its methodology. Accordingly, the historical financial statements were adjusted to reflect the amortization of premiums and discounts on investments securities under the interest method. The cumulative effect of this correction on the Corporation’s pre-tax income through December 31, 2004 was an increase to interest income on investments of $3.5 million, all of which relate to the periods of 2002, 2003 and 2004.
     In addition, the Corporation identified other types of investment instruments that had not been recognized in the Consolidated Statement of Financial Condition in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” The adjustments are presented in the restated Consolidated Statements of Financial Condition.
     Accounting for deferral and recognition of origination fees and costs on loans
     As part of the restatement process, the Corporation reviewed the methodology used to measure origination fees and costs associated with its loans origination, in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases”, which establishes the accounting treatment for nonrefundable fees and costs associated with lending, committing to lend or purchasing loans. The Corporation concluded that throughout the restatement period, it did not apply SFAS 91 requirements to one of its consumer loans portfolios. Accordingly, the Corporation concluded that, in order to comply with SFAS 91, it needed to defer and amortize loan origination fees and costs on this portfolio using the interest method. The cumulative effect of this correction on the Corporation’s pre-tax income through December 31, 2004 was a decrease to interest income on loans of $2.4 million. This includes cumulative charges of $2 million for 2002, 2003 and 2004 and $441,336 for periods prior to 2002.
     Other Accounting Adjustments and Reclassifications
     In addition, to the adjustments described above, the Corporation has identified other accounting errors that require additional corrections and reclassifications. The accounting corrections relate to various aspects of the Corporation’s Consolidated Financial Statements and are reflected in its restated results, including adjustments to the gain on sale of credit card portfolios, accrual for rental expense on lease contracts, valuation of financial instruments and adjustments to income from a loan origination subsidiary. The cumulative effect of all these other adjustments was a decrease in pre-tax income of $191,000 through December 31, 2004.
     The reclassifications made to conform to generally accepted accounting principles in the United States included, among other matters, reclassifying late charges and prepayment fees on loans from other income to interest income on loans, and reclassifying dividends on equity securities to interest income on investments. Other reclassifications included reclassifying loans receivable balances within loan categories, reclassifying certain amounts previously reported as repurchase agreements to other borrowings and reclassifying cash balances previously reported as non-interest bearing deposits.

     Income Taxes
     As a result of the corrections reflected in the restatement, the Corporation’s cumulative income tax expense was reduced by approximately $2.8 million for the years ended December 31, 2004, 2003 and 2002, and $5.6 million for periods prior to 2002. This cumulative reduction resulted principally from changes in deferred taxes.
     See Note 26 “Income Taxes” to the Corporation’s audited consolidated financial statements, for additional details regarding the Corporation’s income taxes.

Other Matters
     Industry Segments
     As part of the restatement, the Corporation evaluated its industry segment classification to reflect the method in which financial information was being evaluated by the Chief Operating Decision Maker as of December 31, 2004. Historically, the Corporation disclosed three reportable segments: Retail, which included consumer and mortgage operations; Commercial and Corporate Banking; and Treasury and Investments. Since both mortgage and consumer loans were originated through the same channels of distribution, the Corporation originally reported these activities within the same segment.
     During the restatement process and after re-evaluation of the reportable segments, management concluded that mortgage banking should have been disclosed as a separate segment and that changes to the composition of reportable segments were necessary. Based upon the Corporation’s organizational structure the information provided to the Chief Operating Decision Maker and to a lesser extent the Board of Directors, the operating segments are driven primarily by the legal entities. The Corporation corrected the reportable segments to appropriately reflect the manner in which financial information was analyzed by and presented to the Chief Operating Decision Maker. The Corporation has four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Mortgage loans are purchased from other local banks or mortgage brokers. The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment sells funds to Commercial and Corporate Banking; Mortgage Banking; and Consumer segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Treasury and Investments are based on market rates. The Other category is mainly composed of insurance, finance leases and other products. Refer to Note 31 “Segment Information” to the Corporation’s audited consolidated financial statements, for additional details regarding the Corporation’s reportable segments.
     Following are the reconciliations of previously reported to restated figures:

FIRST BANCORP
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(As Reported)		(As Restated)
	December 31, 2004	Adjustments	December 31, 2004
Assets

Cash and due from banks	$98,615,179	$8,196,193	$106,811,372

Money market instruments, including $404,748,972 pledged that can be repledged for 2004	702,163,791	—	702,163,791
Federal funds sold and securities purchased under agreements to resell	118,000,000	—	118,000,000

Total money market investments	820,163,791	—	820,163,791

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,200,298,908	(128,240,429)	1,072,058,479
Other investment securities	344,404,413	(95,493,118)	248,911,295

Total investment securities available for sale	1,544,703,321	(223,733,547)	1,320,969,774

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,995,924,842	1,005,959	2,996,930,801
Other investment securities	380,570,311	65,938	380,636,249

Total investment securities held to maturity	3,376,495,153	1,071,897	3,377,567,050

Federal Home Loan Bank (FHLB) stock	79,900,000	—	79,900,000

Loans, net of allowance for loan losses of $141,035,841	9,326,855,390	220,199,171	9,547,054,561
Loans held for sale, at lower of cost or market	10,125,189	(222,000)	9,903,189

Total loans, net	9,336,980,579	219,977,171	9,556,957,750

Other real estate owned	9,649,061	(393,088)	9,255,973
Premises and equipment, net	95,813,545	—	95,813,545
Accrued interest receivable	57,094,992	(158,058)	56,936,934
Due from customers on acceptances	407,625	—	407,625
Other assets	199,993,398	12,268,057	212,261,455

Total assets	$15,619,816,644	$17,228,625	$15,637,045,269

Liabilities & Stockholders’ Equity

Liabilities:
Non-interest bearing deposits	$691,385,571	$8,196,193	$699,581,764
Interest bearing deposits	7,211,596,660	1,143,784	7,212,740,444
Federal funds purchased and securities sold under agreements to repurchase	4,221,522,682	(56,161,769)	4,165,360,913
Advances from the FHLB	1,598,000,000	—	1,598,000,000
Notes payable	176,754,506	1,485,469	178,239,975
Other borrowings	231,524,635	45,167,616	276,692,251
Bank acceptances outstanding	407,625	—	407,625
Accounts payable and other liabilities	182,891,881	36,516,712	219,408,593

	14,314,083,560	36,348,005	14,350,431,565

Subordinated notes	82,821,770	(541,352)	82,280,418

	14,396,905,330	35,806,653	14,432,711,983

Commitments and contingencies

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares; issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	—	550,100,000
Common stock, $1 par value, authorized 250,000,000 shares; issued 45,310,055 shares	45,310,055	—	45,310,055
Less: Treasury stock (at par value)	(4,920,900)	—	(4,920,900)

Common stock outstanding	40,389,155	—	40,389,155

Additional paid-in capital	4,863,299	—	4,863,299
Capital reserve	82,825,000	—	82,825,000
Legal surplus	180,571,818	2,447,374	183,019,192
Retained earnings	319,032,487	(19,531,471)	299,501,016
Accumulated other comprehensive income, net of tax of $894,396	45,129,555	(1,493,931)	43,635,624

	1,222,911,314	(18,578,028)	1,204,333,286

Total liabilities and stockholders’ equity	$15,619,816,644	$17,228,625	$15,637,045,269

FIRST BANCORP
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(As Reported)		(As Restated)
	December 31, 2003	Adjustments	December 31, 2003
Assets

Cash and due from banks	$89,304,520	$(3,143,173)	$86,161,347

Money market instruments	705,939,823	(4,993,333)	700,946,490
Federal funds sold and securities purchased under agreements to resell	265,000,000	—	265,000,000

Total money market investments	970,939,823	(4,993,333)	965,946,490

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	990,408,046	—	990,408,046
Other investment securities	228,729,507	1,711,567	230,441,074

Total investment securities available for sale	1,219,137,553	1,711,567	1,220,849,120

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,687,039,595	16,407	2,687,056,002
Other investment securities	443,437,738	4,883,787	448,321,525

Total investment securities held to maturity	3,130,477,333	4,900,194	3,135,377,527

Federal Home Loan Bank (FHLB) stock	45,650,000	—	45,650,000

Loans, net of allowance for loan losses of $126,378,484	6,906,289,028	(3,462,582)	6,902,826,446
Loans held for sale, at lower of cost or market	11,850,639	—	11,850,639

Total loans, net	6,918,139,667	(3,462,582)	6,914,677,085

Other real estate owned	4,616,888	—	4,616,888
Premises and equipment, net	85,269,402	—	85,269,402
Accrued interest receivable	41,508,434	28,011	41,536,445
Due from customers on acceptances	286,611	—	286,611
Other assets	162,580,138	16,090,447	178,670,585

Total assets	$12,667,910,369	$11,131,131	$12,679,041,500

Liabilities & Stockholders’ Equity

Liabilities:
Non-interest bearing deposits	$548,920,960	$(1,829,544)	$547,091,416
Interest bearing deposits	6,216,186,213	8,591,622	6,224,777,835
Federal funds purchased and securities sold under agreements to repurchase	3,650,297,211	(10,824,868)	3,639,472,343
Advances from the FHLB	913,000,000	—	913,000,000
Bank acceptances outstanding	286,611	—	286,611
Accounts payable and other liabilities	166,831,871	31,994,281	198,826,152

	11,495,522,866	27,931,491	11,523,454,357

Subordinated notes	82,818,437	(1,053,049)	81,765,388

	11,578,341,303	26,878,442	11,605,219,745

Commitments and contingencies

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares; issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	—	550,100,000
Common stock, $1 par value, authorized 250,000,000 shares; issued 44,948,185 shares	44,948,185	—	44,948,185
Less: Treasury stock (at par value)	(4,920,900)	—	(4,920,900)

Common stock outstanding	40,027,285	—	40,027,285

Additional paid-in capital	268,855	—	268,855
Capital reserve	80,000,000	—	80,000,000
Legal surplus	163,106,509	2,602,613	165,709,122
Retained earnings	220,038,308	(18,134,315)	201,903,993
Accumulated other comprehensive income, net of tax of $613,081	36,028,109	(215,609)	35,812,500

	1,089,569,066	(15,747,311)	1,073,821,755

Total liabilities and stockholders’ equity	$12,667,910,369	$11,131,131	$12,679,041,500

FIRST BANCORP
CONSOLIDATED STATEMENT OF INCOME

	(As Reported)		(As Restated)
Year ended December 31,	2004	Adjustments	2004
Interest income:
Loans	$445,091,793	$13,088,289	$458,180,082
Investment securities	226,587,879	855,631	227,443,510
Short-term investments	3,736,452	—	3,736,452
Dividends on FHLB stock	973,679	—	973,679

Total interest income	676,389,803	13,943,920	690,333,723

Interest expense:
Deposits	122,035,748	(2,192,057)	119,843,691
Federal funds purchased and repurchase agreements	130,192,343	(619,621)	129,572,722
Advances from FHLB	27,668,471	—	27,668,471
Notes payable and other borrowings	13,286,936	2,480,961	15,767,897

Total interest expense	293,183,498	(330,717)	292,852,781

Net interest income	383,206,305	14,274,637	397,480,942

Provision for loan losses	52,799,550	—	52,799,550

Net interest income after provision for loan losses	330,406,755	14,274,637	344,681,392

Other income:
Other service charges on loans	19,008,394	(15,097,911)	3,910,483
Service charges on deposit accounts	10,937,998	—	10,937,998
Mortgage banking activities	3,921,135	—	3,921,135
Net gain on sale of investments	9,457,190	—	9,457,190
Rental income	3,070,697	—	3,070,697
Derivatives (loss) gain	(1,283,450)	1,283,450	—
Gain on sale of credit cards portfolio	5,532,684	—	5,532,684
Other operating income	20,188,513	2,605,256	22,793,769

Total other income	70,833,161	(11,209,205)	59,623,956

Other operating expenses:
Employees’ compensation and benefits	83,528,174	(1,088,561)	82,439,613
Occupancy and equipment	39,368,373	61,915	39,430,288
Business promotion	16,348,849	—	16,348,849
Taxes, other than income taxes	8,467,962	—	8,467,962
Insurance and supervisory fees	4,125,835	—	4,125,835
Other	28,597,301	1,069,860	29,667,161

Total other operating expenses	180,436,494	43,214	180,479,708

Income before income tax provision	220,803,422	3,022,218	223,825,640
Income tax provision	41,925,634	4,574,613	46,500,247

Net income	$178,877,788	$(1,552,395)	$177,325,393

Net income available to common stockholders	$138,601,792	$(1,552,395)	$137,049,397

Net income per common share basic:
Earnings per common share basic	$3.44	$(0.03)	$3.41

Net income per common share diluted:
Earnings per common share diluted	$3.34	$(0.04)	$3.30

Dividends declared per common share	$0.48	$0.00	$0.48

FIRST BANCORP
CONSOLIDATED STATEMENT OF INCOME

	(As Reported)		(As Restated)
Year ended December 31,	2003	Adjustments	2003
Interest income:
Loans	$389,721,772	$11,187,104	$400,908,876
Investment securities	140,977,049	1,667,104	142,644,153
Short-term investments	4,775,947	(68,893)	4,707,054
Dividends on FHLB stock	1,206,378	—	1,206,378

Total interest income	536,681,146	12,785,315	549,466,461

Interest expense:
Deposits	112,540,796	52,585,538	165,126,334
Federal funds purchased and repurchase agreements	105,856,415	(151,210)	105,705,205
Advances from FHLB	19,418,432	—	19,418,432
Notes payable and other borrowings	6,655,888	622,496	7,278,384

Total interest expense	244,471,531	53,056,824	297,528,355

Net interest income	292,209,615	(40,271,509)	251,938,106

Provision for loan losses	55,915,598	—	55,915,598

Net interest income after provision for loan losses	236,294,017	(40,271,509)	196,022,508

Other income:
Other service charges on loans	20,617,491	(14,095,215)	6,522,276
Service charges on deposit accounts	9,526,946	—	9,526,946
Mortgage banking activities	3,013,840	—	3,013,840
Net gain on sale of investments	34,856,273	733,987	35,590,260
Rental income	2,223,734	—	2,223,734
Derivatives (loss ) gain	619,473	(619,473)	—
Gain on sale of credit cards portfolio	30,885,353	1,500,000	32,385,353
Other operating income	16,967,078	568,849	17,535,927

Total other income	118,710,188	(11,911,852)	106,798,336

Other operating expenses:
Employees’ compensation and benefits	75,213,081	(724,887)	74,488,194
Occupancy and equipment	36,394,322	(30,888)	36,363,434
Business promotion	12,414,820	—	12,414,820
Taxes, other than income taxes	7,404,729	—	7,404,729
Insurance and supervisory fees	3,729,860	—	3,729,860
Other	28,836,736	1,391,908	30,228,644

Total other operating expenses	163,993,548	636,133	164,629,681

Income before income tax provision	191,010,657	(52,819,494)	138,191,163
Income tax provision	38,672,315	(20,374,825)	18,297,490

Net income	$152,338,342	$(32,444,669)	$119,893,673

Net income available to common stockholders	$121,979,479	$(32,444,669)	$89,534,810

Net income per common share basic:
Earnings per common share basic	$3.04	$(0.80)	$2.24

Net income per common share diluted:
Earnings per common share diluted	$2.98	$(0.80)	$2.18

Dividends declared per common share	$0.44	$0.00	$0.44

FIRST BANCORP
CONSOLIDATED STATEMENT OF INCOME

	(As Re ported)		(As Restated)
Year ended December 31,	2002	Adjustments	2002
Interest income:
Loans	$351,838,718	$12,585,087	$364,423,805
Investment securities	185,561,056	(2,510,994)	183,050,062
Short-term investments	998,710	—	998,710
Dividends on FHLB stock	1,634,899	—	1,634,899

Total interest income	540,033,383	10,074,093	550,107,476

Interest expense:
Deposits	133,234,567	(37,392,372)	95,842,195
Federal funds purchased and repurchase agreements	117,127,270	(61,977)	117,065,293
Advances from FHLB	16,023,967	—	16,023,967
Notes payable and other borrowings	6,797,889	(154,683)	6,643,206

Total interest expense	273,183,693	(37,609,032)	235,574,661

Net interest income	266,849,690	47,683,125	314,532,815

Provision for loan losses	62,301,996	—	62,301,996

Net interest income after provision for loan losses	204,547,694	47,683,125	252,230,819

Other income:
Other service charges on loans	21,440,852	(14,730,800)	6,710,052
Service charges on deposit accounts	9,200,327	—	9,200,327
Mortgage banking activities	3,540,034	—	3,540,034
Net gain on sale of investments	12,000,487	—	12,000,487
Rental income	2,285,021	—	2,285,021
Derivatives (loss) gain	(4,061,988)	4,061,988	—
Other operating income	14,087,218	961,423	15,048,641

Total other income	58,491,951	(9,707,389)	48,784,562

Other operating expenses:
Employees’ compensation and benefits	59,432,111	(596,603)	58,835,508
Occupancy and equipment	29,015,200	(28,033)	28,987,167
Business promotion	9,304,277	—	9,304,277
Taxes, other than income taxes	6,857,010	—	6,857,010
Insurance and supervisory fees	2,803,905	—	2,803,905
Other	25,343,669	679,885	26,023,554

Total other operating expenses	132,756,172	55,249	132,811,421

Income before income tax provision	130,283,473	37,920,487	168,203,960
Income tax provision	22,327,122	13,015,320	35,342,442

Net income	$107,956,351	$24,905,167	$132,861,518

Net income available to common stockholders	$81,550,077	$24,905,167	$106,455,244

Net income per common share basic:
Earnings per common share basic	$2.04	$0.63	$2.67

Net income per common share diluted:
Earnings per common share diluted	$2.01	$0.62	$2.63

Dividends declared per common share	$0.40	$0.00	$0.40

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
SUMMARY STATEMENTS OF CASH FLOWS

	Year ended December 31, 2004
(In thousands)	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$185,399	$55,074	$240,473
Net cash used in investing activities	$(3,078,638)	$(48,789)	$(3,127,427)
Net cash provided by financing activities	$2,751,774	$10,048	$2,761,822

	Year ended December 31, 2003
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$131,934	$50,322	$182,256
Net cash used in investing activities	$(2,328,504)	$(56,606)	$(2,385,110)
Net cash provided by financing activities	$2,874,849	$(1,852)	$2,872,997

	Year ended December 31, 2002
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$191,394	$50,772	$242,166
Net cash used in investing activities	$(567,542)	$(50,772)	$(618,314)
Net cash provided by financing activities	$663,650	$—	$663,650

Note 2 — Nature of Business
     First BanCorp (“the Corporation”) is a publicly-owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. At December 31, 2004, First BanCorp operated two direct wholly-owned subsidiaries: FirstBank Puerto Rico

(“FirstBank or the Bank”) and FirstBank Insurance Agency, Inc. In addition, First BanCorp owned sixty percent of “Grupo Empresas de Servicios Financieros” (d/b/a PR Finance Group), an auto loan finance company focusing on the used car market. FirstBank is a Puerto Rico-chartered commercial bank and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation. Deposits are insured through the Savings Association Insurance Fund. The Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board and by the British Virgin Islands Financial Services Commission. FirstBank Insurance Agency is subject to the supervision, examination and regulation by the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.
     At December 31, 2004, FirstBank conducted its business through its main offices located in San Juan, Puerto Rico, forty-five full service banking branches in Puerto Rico, twelve branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Coral Gables, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico; First Leasing and Rental Corporation, a vehicle leasing and daily rental company with nine offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with thirty-one offices in Puerto Rico; First Mortgage, Inc., a residential mortgage loan origination company with twenty-three offices in FirstBank branches and at stand alone sites and FirstBank Overseas Corporation, an international banking entity under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico; First Insurance Agency VI, Inc., an insurance agency with three offices that sell insurance products in the USVI, First Trade, Inc., which provides foreign sales corporation management services with an office in the USVI and an office in Barbados and First Express, a small loans company with three offices in the USVI.

Note 3 — Summary of Significant Accounting Policies
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates.
     For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2004 presentation. Following is a description of the more significant accounting policies followed by the Corporation:
     Principles of consolidation
     The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust preferred securities are not consolidated in the Corporation’s consolidated financial statements in accordance with the provisions of Financial Interpretation No. 46R (“FIN 46R”). “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”.
     Statements of cash flows
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term money market instruments with original maturities of three months or less.
     Securities purchased under agreements to resell
     The Corporation purchases securities under agreements to resell the same securities. The counterparty retains control over the securities acquired. Accordingly, amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate.
     Investment securities
     The Corporation classifies its investments in debt and equity securities into one of three categories:
          Held-to-maturity - Securities which the entity has the intent and ability to hold-to-maturity. These securities are carried at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.
          Trading - Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. At December 31, 2004 and 2003 the Corporation did not hold investment securities for trading purposes.

          Available-for-sale - Securities not classified as trading or as held-to-maturity. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred tax, reported in other comprehensive income as a separate component of stockholders’ equity.
     Premiums and discounts are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method. Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in Other Income as net gain on sale of investments. Purchases and sales of securities are recognized on a trade-date basis.
     Evaluation of other-than-temporary impairment on available-for-sale and held-to-maturity securities
     The Corporation evaluates for impairment its debt and equity securities when their market value has remained below cost for six months or more, or earlier if other factors indicative of potential impairment exist. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.
     The impairment analysis of the fixed income investments places special emphasis on the analysis of the cash position of the issuer, its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations. The Corporation also considers its intent and ability to hold the fixed income securities until recovery. If management believes, based on the analysis, that the issuer will not be able to service its debt and pay its obligations in a timely manner, the security is written down to management’s estimate of net realizable value. For securities written down to its estimated net realizable value, any accrued and uncollected interest is also reversed. Interest income is then recognized when collected.
     The impairment analyses of equity securities are performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. These analyses are very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. An impairment charge is generally recognized when an equity security has remained significantly below cost for a period of twelve months or more.
     Loans held for sale
     Loans held for sale are stated at the lower of cost or market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income. At December 31, 2004 and 2003, the aggregate fair value of loans held for sale exceeded their cost.
     Loans and allowance for loan losses
     Loans are stated at their outstanding balance less unearned interest, if any, and net deferred loan origination fees and costs and unamortized premiums and discounts. Unearned interest on certain personal and auto loans is recognized as income under a method which approximates the interest method.

     Loans on which the recognition of interest income has been discontinued are designated as non-accruing. When loans are placed on non-accruing status, any accrued but uncollected interest income is reversed and charged against interest income. Consumer loans are classified as non-accruing when interest and principal have not been received for a period of: 90 days or more for auto, boat and home equity reserve loans; 120 days or more for personal loans; and 180 days or more for credit cards and personal lines of credit. Commercial and mortgage loans are classified as non-accruing when interest and principal have not been received for a period of 90 days or more. This policy is also applied to all impaired loans based upon an evaluation of the risk characteristics of said loans, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.
     The Corporation has defined impaired loans as loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Groups of small balance, homogeneous loans are collectively evaluated for impairment considering among other factors, historical charge-off experience, existing economic conditions and risk characteristics relevant to the particular loan category. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are considered homogeneous and are evaluated collectively for impairment.
     Loan fees and costs
     Loan fees and costs incurred in the origination of loans are deferred and amortized using the interest method or under a method that approximates the interest method over the life of the loans as an adjustment to interest income. When a loan is paid off or sold, any unamortized net deferred fee (cost) is credited (charged) to income.
     Premises and equipment
     Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs, that do not improve or extend the life of the respective assets, are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings.
     The Corporation has operating lease agreements primarily associated with the rental of premises to support the branch network or for general office space. Certain of these arrangements are non-cancelable and provide for rent escalation and renewal options. Rent expense on non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term.
     Servicing assets
     The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. The total cost of the loans to be sold with servicing assets retained is allocated to the servicing assets and the loans (without the servicing asset), based on their relative fair values. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Loan servicing fees, which are based on a percentage of the principal balances of the loans serviced, are credited to income as loan payments are collected.

     To estimate the fair value of servicing assets, the Corporation considers the present value of expected future cash flows associated with the servicing assets. For purposes of measuring impairment of servicing assets, the Corporation stratifies such assets based on predominant risk characteristics of the underlying loans. The amount of impairment recognized, if any, is the amount by which the servicing asset exceeds its estimated fair value. Impairment, if any, is charged against servicing income.
     Other real estate owned
     Other real estate owned, which are acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated cost to sell the real estate acquired. Subsequent to foreclosure, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to income. The cost of maintaining and operating these properties is expensed as incurred.
     Securities sold under agreements to repurchase
     The Corporation sells securities under agreements to repurchase the same or similar securities. Generally, similar securities are securities from the same issuer, with identical form and type, similar maturity, identical contractual interest rates, similar assets as collateral and the same aggregate unpaid principal amount. The Corporation retains control over the securities sold under these agreements. Accordingly, these agreements are considered financing transactions and the securities underlying the agreements remain in the asset accounts. The counterparty to certain agreements may have the right to repledge the collateral by contract or custom. Such assets are presented separately in the statements of financial condition as securities pledged to creditors that can be repledged.
     Income taxes
     The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable.
     Treasury stock
     The Corporation accounts for treasury stock at par value. Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired. Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that it was originally credited. Any remaining excess is charged to retained earnings.
     Stock option plan
     The Corporation has a stock-based employee compensation plan, which is described more fully in Note 6. The Corporation accounts for the plan under the recognition and measurement principles of

Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Options granted are not subject to vesting requirements. The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, to stock-based employee compensation granted in year 2004, 2003 and 2002.
     Proforma net income and earnings per common share

	Year ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income
As reported	$178,878	$152,338	$107,956
Deduct: Stock-based employee compensation expense determined under fair value method	4,247	2,897	2,215

Pro forma	$174,631	$149,441	$105,741

As restated	$177,325	$119,894	$132,862
Deduct: Stock-based employee compensation expense determined under fair value method	4,963	2,883	3,175

Pro forma	$172,362	$117,011	$129,687

Earnings per common share-basic:
As reported	$3.44	$3.04	$2.04
Pro forma	$3.34	$2.98	$1.99

As restated	$3.41	$2.24	$2.67
Pro forma	$3.28	$2.17	$2.59

Earnings per common share-diluted:
As reported	$3.34	$2.98	$2.01
Pro forma	$3.24	$2.91	$1.96

As restated	$3.30	$2.18	$2.63
Pro forma	$3.18	$2.11	$2.55
     Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during 2004, 2003 and 2002 was estimated using the following assumptions: expected weighted dividend yield of 1.00% (2004), 1.60% (2003) and 1.89% (2002); weighted expected life of 4.13 years (2004), 4.14 years (2003) and 4.16 years (2002); weighted expected volatility of 28.00% (2004), 39.01% (2003) and 36.93% (2002); and weighted risk-free interest rate of 3.10% (2004), 2.79% (2003) and 4.54% (2002). The weighted estimated fair value of the options granted was $10.65 (2004), $7.90 (2003) and $5.85 (2002) per option. The assumptions used for calculating the fair value of stock option grants were revised as part of the restatement pursuant to the adoption of SFAS 123(R) for stock options granted in 2006.

     Comprehensive income
     Comprehensive income includes net income and the unrealized gain (loss) on securities available-for-sale, net of estimated tax effect.
     Derivatives Financial Instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation uses financial instruments (derivatives), including interest rate swaps, interest rate caps and options. In accordance with SFAS 133, all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in the then-current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the shareholders’ equity section of the Consolidated Statements of Financial Condition, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying for hedge accounting under SFAS 133 are reported in the then-current-period earnings.
     At the inception of the hedge and monthly thereafter, a formal assessment is performed to determine whether the changes in fair values of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. The Corporation discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that the designation of the derivative is no longer appropriate.
     When hedge accounting is discontinued, the future gains and losses arising from any change in fair value are recorded as interest income or interest expense depending upon whether an asset or liability is being economically hedged. When a fair value hedged is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.
     The Corporation uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified in 2004 by the Corporation for hedge accounting treatment. These economic hedge swaps mainly convert the fixed interest rate payments on certain of its deposits and debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Corporation receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the interest income or interest expense caption of the Consolidated Statements of Income depending upon whether an asset or liability is being economically hedged. The fair values of these derivatives are included in either the Other Assets or Other Liabilities caption. At December 31, 2004, 2003 and 2002, all derivatives instruments held by the Corporation are considered economic hedges as these did not qualify for hedge accounting under SFAS 133.
     Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a standalone or non-hedging derivative instrument. Information regarding derivatives instruments is included in Note 30 to the Corporation’s financial statements.
     Insurance Commissions
     Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains an allowance to cover the commissions which management estimates will be returned upon cancellation of a policy.
     Advertising Costs
     Advertising costs for all reporting periods are expensed as incurred.
     Earnings per common share
     An earnings per share-basic is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the weighted average common shares are increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Stock options outstanding under the Corporation’s stock option plan are considered in earnings per share-diluted by application of the treasury stock method, which assumes that proceeds for the exercise of options are used to repurchase common stock in the open market. Any stock splits or stock dividends are retroactively recognized in all periods presented in the financial statements.
     Acquisitions of businesses
     Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair values at the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:
•	Definite life intangibles, mainly core deposits, are amortized over their estimated life, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

•	Goodwill and other indefinite life intangibles are not amortized but are reviewed periodically for impairment.
     The Corporation performed impairment tests for the years ended December 31, 2004, 2003 and 2002 and determined that there was no impairment to be recognized for those periods. For further disclosures refer to Note 16 to the consolidated financial statements.

     Recently issued accounting pronouncements
     The Financial Accounting Standards Board (FASB), its Emerging Issues Task Force (EITF) and the SEC have issued the following accounting pronouncements and Issue discussions relevant to the Corporation’s operations:
     In June 2006, the FASB issued Financial Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation provided a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation is currently evaluating the effects that the proposed statement may have on its future financial condition and results of operations.
     In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. This Statement requires that servicing assets and servicing liabilities be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. This Statement is effective for periods beginning after September 15, 2006. The Corporation is currently evaluating the effects that the proposed statement may have on its future financial condition and results of operations.
     In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement allows fair value measurement for any hybrid financial instrument that contains an embedded derivative requiring bifurcation. It also establishes a requirement to evaluate interests in securitized financial assets to establish whether the interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after September 15, 2006. The Corporation is currently evaluating the effects that the proposed statement may have on its future financial condition and results of operations.
     In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle unless it is impracticable to do so, in which case the earliest period for which retrospective application is practicable should be applied. If it is impracticable to calculate the cumulative effect of a change in accounting principle, the Statement requires prospective application as of the earliest date practicable. This Statement does not change the guidance in APB Opinion No. 20 with regard to the reporting of the correction of an error, or a change in accounting estimate. The Statement’s purpose is to improve the comparability of financial information among periods. FAS No. 154 is effective for fiscal years beginning after December 15, 2005.

     SFAS 123 (Revised) (SFAS 123R) -This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. This Statement, issued in December 2004, supersedes APB 25, and its related implementation guidance.
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
     SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements better understand the economic transactions affecting an entity and make better resource allocation decisions. Such information specifically will help users of financial statements understand the effect that share-based compensation transactions have on an entity’s financial condition and results of operations. This Statement also will improve comparability by eliminating one of two different methods of accounting for share-based compensation transactions and thereby also will simplify existing U.S. GAAP. Eliminating different methods of accounting for the same transactions leads to improved comparability of financial statements because similar economic transactions will be accounted for similarly.
     The effective date of this standard is the first annual period that begins after June 15, 2005. The Corporation implemented SFAS 123R for stock option grants subsequent to January 1, 2006. The adoption of the statement had similar effects to those presented in the proforma information for years 2002 through 2004 presented in Note 3 “Summary of Significant Accounting Policies”.
     EITF Issue 04-10 — “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. SFAS 131 requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
     The issue is how an enterprise should evaluate the aggregation criteria in paragraph 17 of Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of Statement 131.
     The Task Force reached a consensus that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of Statement 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of Statement 131. The Corporation corrected the reportable segments to appropriately reflect the manner in which financial information was analyzed by the Chief Operating Decision Maker.

     EITF Issue No. 03-01 -“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” — In this Issue the Task Force reached a consensus on guidance that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB issued proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. Also, in September 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1”, which delayed the effective date of paragraph 10-20 of Issue 03-1. Paragraphs 10-20 of Issue 03-1 provide guidance on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF Issue 03-1-1 expands the scope of the deferral to include all securities covered by EITF 03-1 rather than limiting the deferral to only certain debt securities that are impaired solely because of interest rate and/or sector spread increases.
     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, as final. The final FSP superseded EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”
     The final FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaced the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other than temporary impairment guidance, such as SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codifies the guidance set forth in EITF Topic D -44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The adoption of this statement did not have a material effect to the Corporation’s financial condition and results of operations.
     In November 2003, the Accounting Standards Executive Committee issued the Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this statement did not have a material effect on the Corporation’s consolidated financial statements.

Note 4 — Stockholders’ Equity
     Common stock
     The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. At December 31, 2004, there were 45,310,055 (2003-44,948,185) shares issued and 40,389,155 (2003-40,027,285) shares outstanding.
     The Corporation issued 361,870, 72,750 and 96,750 shares of common stock during 2004, 2003 and 2002, respectively, as a result of the exercise of stock options under the Corporation’s stock option plan. The 2002 number of shares issued was adjusted for the September 30, 2002 stock split.
     Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2004, 2003 and 2002 by the Corporation. From the total amount of common stock repurchased, 4,920,900 shares were held as treasury stock at December 31, 2004 and 2003 and were available for general corporate purposes.
     Preferred stock
     The Corporation has 50,000,000 authorized shares of non-cumulative and non-convertible preferred stock with a par value of $25, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During 2004, the Corporation did not issue preferred stock. During 2003, the Corporation issued 7,584,000 shares of the Corporation’s “Series E Preferred Stock”, (3,680,000 shares in 2002; 4,140,000 shares in 2001; 3,000,000 shares in 2000 and 3,600,000 shares in 1999). The liquidation value per share is $25. Annual dividends of $1.75 per share (issuance of 2003), $1.8125 per share (issuance of 2002), $1.85 per share (issuance of 2001), $2.0875 per share (issuance of 2000) and $1.78125 per share (issuance of 1999) are payable monthly, if declared by the Board of Directors. Dividends declared on preferred stock for 2004 amounted to $40.3 million (2003 — $30.4 million; 2002 — $26.4 million).
     Capital reserve
     The capital reserve account was established to comply with certain regulatory requirements of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico related to the issuance of subordinated notes by FirstBank in 1995. An amount equal to 10% of the principal of the notes is set aside each year from retained earnings until the reserve equals the total principal amount. Upon the repayment of the notes, the balance in capital reserve is to be transferred to the legal surplus account or retained earnings after the approval of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico.
     Legal surplus
     The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus, until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders.

Note 5 — Regulatory Capital Requirements
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
     Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio) and ratios of Tier 1 and total capital to risk-weighted assets, as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk-weighting factors to the Corporation’s assets and certain off-balance sheet items, which vary from 0% to 100% depending on the nature of the asset.
     As of December 31, 2004, after giving effect to the restatement, the Corporation was in compliance with the minimum regulatory capital requirements.
     At December 31, 2004 and 2003, the most recent notification from the FDIC categorized the Corporation’s bank subsidiary as a well-capitalized institution under the regulatory framework for prompt corrective action.
     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirement
			For capital			To be
	Actual		adequacy purposes			well capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
(As Restated)			(Dollars in thousands)
At December 31, 2004
Total Capital (to Risk Weighted Assets)
First BanCorp	$1,479,342	12.83%	$922,605	8%		N/A	N/A
FirstBank	$1,211,491	10.60%	$914,708	8%		$1,143,385	10%

Tier 1 Capital (to Risk Weighted Assets)
First BanCorp	$1,339,943	11.62%	$461,303	4%		N/A	N/A
FirstBank	$1,079,355	9.44%	$457,354	4%		$686,031	6%

Tier 1 Capital (to Average Assets)
First BanCorp	$1,339,943	9.26%	$578,892	4	%(1)	N/A	N/A
FirstBank	$1,079,355	7.51%	$575,167	4	%(1)	$718,959	5%

At December 31, 2003
Total Capital (to Risk Weighted Assets)
First BanCorp	$1,124,464	13.78%	$652,951	8%		N/A	N/A
FirstBank	$994,592	12.23%	$650,596	8%		$813,245	10%

Tier 1 Capital (to Risk Weighted Assets)
First BanCorp	$999,410	12.24%	$326,476	4%		N/A	N/A
FirstBank	$876,397	10.78%	$325,298	4%		$487,947	6%

Tier 1 Capital (to Average Assets)
First BanCorp	$999,410	8.41%	$475,572	4	%(1)	N/A	N/A
FirstBank	$876,397	7.44%	$471,424	4	%(1)	$589,279	5%

(1)	The minimum leverage capital requirement consists of a ratio of Tier 1 capital to total assets of not less than 3% for banking organizations that do not anticipate or are experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general are considered a strong banking organization.
Note 6 — Stock Option Plan
     The Corporation has a stock option plan covering certain employees. The options granted under the plan cannot exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option is granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions.

Following is a summary of the activity related to stock options:

	Number	Weighted Average
	of Options	Exercise Price per Option
At December 31, 2001	1,553,250	$14.12
Granted	542,750	$18.96
Exercised	(96,750)	$13.86

At December 31, 2002	1,999,250	$15.44
Granted	365,000	$25.68
Exercised	(72,750)	$15.43

At December 31, 2003	2,291,500	$17.08
Granted	465,900	$42.90
Exercised	(361,870)	$13.70
Canceled	(1,500)	$42.90

At December 31, 2004	2,394,030	$22.60

     The exercise price of the options outstanding at December 31, 2004, ranges from $10.42 to $42.90 and the weighted average remaining contractual life is approximately six years.
     Following is additional information concerning the stock options outstanding at December 31, 2004.

Numbers of	Exercise Price	Contractual
Options	per Option	Maturity
156,000	$10.42	November 2007
60,000	$18.06	May 2008
18,000	$17.71	June 2008
226,500	$17.33	November 2008
207,750	$13.08	November 2009
410,530	$14.88	December 2010
489,850	$18.69	February 2012
10,000	$25.99	October 2012
348,000	$25.63	February 2013
5,000	$29.55	May 2013
462,400	$42.90	February 2014

2,394,030

Note 7 — Earnings Per Common Share
     The calculations of earnings per common share for the years ended December 31, 2004, 2003 and 2002 follow:

	Year ended December 31,
	(As Restated)	(As Restated)	(As Restated)
	2004	2003	2002
	(In thousands, except per share data)
Net income	$177,325	$119,894	$132,862
Less: Dividends on preferred stock	(40,276)	(30,359)	(26,406)

Net income available to common stockholders	$137,049	$89,535	$106,456

Earnings per common share-basic:

Net income available to common stockholders	$137,049	$89,535	$106,456

Weighted average common shares outstanding	40,209	39,994	39,901

Earnings per common share-basic	$3.41	$2.24	$2.67

Earnings per common share-diluted:

Net income available to common stockholders	$137,049	$89,535	$106,456

Weighted average common shares and share equivalents:
Average common shares outstanding	40,209	39,994	39,901
Common stock equivalents — stock options	1,296	989	652

Total	41,505	40,983	40,553

Earnings per common share-diluted	$3.30	$2.18	$2.63

     Stock options outstanding, under the Corporation’s stock option plan for officers, are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the years ended December 31, 2004 and 2003, all options outstanding were included in the computation of outstanding shares. For 2002, 20,000 stock options were not included in the computation of outstanding shares since these shares were antidilutive.
Note 8 — Cash and Due from Banks
     The Corporation’s Bank subsidiary is required by law, as enforced by the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico, to maintain minimum average weekly reserve balances. The amount of those average reserve balances for the week ended December 31, 2004 was $134 million (2003 — $104 million). As of December 31, 2004 and 2003, the Bank complied with the requirement.
Note 9 — Investment Securities
     Investment Securities Available-for-sale
     The amortized cost, gross unrealized gains and losses, approximate fair value and weighted average yield by contractual maturities of investment securities available-for-sale at December 31, 2004 and 2003 were as follows:

	December 31, 2004					December 31, 2003
	(As Restated)					(As Restated)
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
				(Dollars in thousands)
Obligations of U.S. government agencies:
After 5 to 10 years	$190,928	$6,291	$—	$197,219	4.61	$—	$—	$—	$—
Puerto Rico government obligations:
After 1 to 5 years	4,456	253	—	4,709	6.16	—	—	—	—
After 5 to 10 years	12,756	247	722	12,281	4.59	7,192	$354	—	$7,546	5.81
After 10 years	7,617	444	90	7,971	5.94	8,152	460	—	8,612	5.99

United States and Puerto Rico government obligations	$215,757	$7,235	$812	$222,180	4.69	$15,344	$814	—	$16,158	5.90

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	$2,517	$105	$—	$2,622	6.41	$2,217	$112	$—	$2,329	6.51
After 5 to 10 years	2,135	126	—	2,261	8.13	4,594	314	—	4,908	7.61
After 10 years	2,871	163	—	3,034	6.89	3,864	192	—	4,056	6.81

	7,523	394	—	7,917	7.08	10,675	618	—	11,293	7.09

GNMA certificates:
After 1 to 5 years	861	40	—	901	5.91	—	—	—	—
After 5 to 10 years	919	56	—	975	6.91	2,540	130	—	2,670	6.41
After 10 years	99,574	2,126	—	101,700	4.93	169,664	3,457	218	172,903	3.98

	101,354	2,222	—	103,576	4.95	172,204	3,587	218	175,573	4.02

FNMA certificates:
After 1 to 5 years	152	10	—	162	7.54	2	—	—	2	6.96
After 5 to 10 years	222	21	—	243	9.01	565	43	—	608	8.21
After 10 years	866,731	15,885	1	882,615	4.98	886,556	12,120	—	898,676	4.62

	867,105	15,916	1	883,020	4.98	887,123	12,163	—	899,286	4.62

Mortgage pass-through certificates:
After 10 years	518	4	—	522	7.29	732	7	—	739	7.27

Mortgage-backed Securities	$976,500	$18,536	$1	$995,035	5.00	$1,070,734	$16,375	$218	$1,086,891	4.55

Corporate bonds:
Within 1 year	$40,000	$170	$—	$40,170	4.94	$—	$—	$—	$—
After 1 to 5 years	875	1,972	—	2,847	6.29	45,000	1,395	—	$46,395	4.51
After 5 to 10 years	375	896	—	1,271	7.73	3,750	3,625	—	7,375	7.67

Corporate bonds	$41,250	$3,038	$—	$44,288	4.99	$48,750	$5,020	$—	$53,770	4.75

Equity securities (without contractual maturity)	$42,932	$17,355	$820	$59,467	1.39	$49,594	$14,647	$211	$64,030	1.38

Total investment securities available-for-sale	$1,276,439	$46,164	$1,633	$1,320,970	4.82	$1,184,422	$36,856	$429	$1,220,849	4.44

     Maturities for mortgage-backed securities are based upon contractual terms assuming no repayments/prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted average yield on investment securities available-for-sale is based on amortized cost; therefore, it does not give effect to changes in fair value. The net unrealized gains or losses on investment securities available-for-sale are presented as part of accumulated other comprehensive income.
     The following table shows the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(As Restated)	(Dollars in thousands)
Debt securities
Puerto Rico government obligations	$13,348	$812	$—	$—	$13,348	$812

Mortgage-backed securities
FNMA	42	1	—	—	42	1

Equity securities
Equity securities	1,879	820	—	—	1,879	820

	$15,269	$1,633	$—	$—	$15,269	$1,633

     The investment portfolio is structured primarily with highly liquid securities which have historically possessed a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments, as a result, the impairment is considered temporary.
     Total proceeds from the sale of securities during the year ended December 31, 2004 amounted to $131.6 million (2003-$1.4 billion, 2002-$2.2 billion). The Corporation realized gross gains of $12.2 million (2003-$44.5 million, 2002-$49.7 million), and gross losses including other-than-temporary impairments of $2.7 million on equity securities (2003-$8.9 million, 2002-$37.7 million).
Investments Held-to-maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value and, weighted average yield by contractual maturities of investment securities held-to-maturity at December 31, 2004 and 2003 were as follows:

	December 31, 2004					December 31, 2003
	(As Restated)					(As Restated)
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$140,925	$25	$—	$140,950	2.12	$11,318	$—	$7	$11,311	0.90

Obligations of other U.S. government agencies:
Due within 1 year	—	—	—	—		19,973	—	217	19,756	1.05
After 1 to 5 years	—	—	—	—		500	—	1	499	3.02
After 10 years	1,681,337	47	20,753	1,660,631	5.45	1,083,337	144	17,225	1,066,256	4.45
Puerto Rico government obligations:
After 1 to 5 years	5,000	87	—	5,087	5.00	5,000	175	—	5,175	5.00
After 10 years	8,643	799	—	9,442	5.93	4,641	648	—	5,289	6.50

United States and Puerto Rico government obligations	$1,835,905	$958	$20,753	$1,816,110	5.19	$1,124,769	$967	$17,450	$1,108,286	4.36

Mortgage-backed securities:
FHLMC certificates
After 5 to 10 years	$26,579	$—	$540	$26,039	3.60	$35,082	$—	$908	$34,174	3.63
FNMA certificates:
After 5 to 10 years	23,507	—	184	23,323	3.80	29,520	—	123	29,397	3.84
After 10 years	1,491,576	33	8,452	1,483,157	4.29	1,906,160	133	16,235	1,890,058	4.27

Mortgage-backed securities:	$1,541,662	$33	$9,176	$1,532,519	4.27	$1,970,762	$133	$17,266	$1,953,629	4.25

Corporate bonds:
Due within 1 year	$—	$—	$—	$—	$—	$39,847	$72	$—	$39,919	2.69

Corporate bonds	$—	$—	$—	$—	$—	$39,847	$72	$—	$39,919	2.69

Total investment securities held-to-maturity	$3,377,567	$991	$29,929	$3,348,629	4.77	$3,135,378	$1,172	$34,716	$3,101,834	4.27

     Maturities for mortgage-backed securities are based upon contractual terms assuming no repayments/prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The Corporation has securities held to maturity that are considered cash and cash equivalents:

	December 31, 2004				December 31, 2003
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
US government obligations
Due within 30 days	$546,407	$7	$3,523	$542,891	$569,987	$—	$15	$569,972
After 30 days up to 60 days	38,272	1	—	38,273	1,499	—	1	1,498
After 60 days up to 90 days	15,764	1	—	15,765	70,987	—	27	70,960

	$600,443	$9	$3,523	$596,929	$642,473	$—	$43	$642,430

     The following table shows the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(As Restated)	(Dollars in thousands)
Debt securities
U.S. Government obligations	$516,425	$3,523	$—	$—	$516,425	$3,523
U.S. Government agencies obligations	1,109,041	18,284	389,982	2,469	1,499,023	20,753

Mortgage-backed securities
FNMA	1,475,211	8,637	—	—	1,475,211	8,637
FHLMC	693	4	25,346	535	26,039	539

	$3,101,370	$30,448	$415,328	$3,004	$3,516,698	$33,452

     Held-to-maturity securities in an unrealized loss position at December 31, 2004 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. Management believes that the unrealized losses in the held-to-maturity portfolio at December 31, 2004 are related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers, as a result, the impairment is considered temporary.
Note 10 — Federal Home Loan Bank (FHLB) Stock
     Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest rate swaps outstanding. The stock is capital stock issued at $100 par. Both stock and cash dividends may be received on FHLB stock.
     At December 31, 2004 and 2003, there were investments in FHLB stock with book value of $79.9 million and $45.7 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.

Note 11 — Interest and Dividend on Investments
     Details of interest on investments and FHLB dividend income follow:

	Year ended December 31,
	(As Restated)
	2004	2003	2002
	(Dollars In thousands)
Mortgage-Backed Securities:
Taxable	$3,521	$1,301	$1,873
Exempt	119,237	94,186	120,061

	122,758	95,487	121,934

Other Investment Securities:
Taxable	1,066	1,571	2,687
Exempt	108,330	51,500	61,063

	109,396	53,071	63,750

Total Interest and Dividends on Investments	$232,154	$148,558	$185,684

The following table summarizes the components of interest and dividend income on investments:

	Year ended December 31,
	2004	2003	2002
Interest income on investment securities and short-term investments	$230,243	$145,761	$188,097
Dividends on FHLB stock	974	1,206	1,635
Net interest realized on interest rate swaps	(1,921)	—	—

Interest income excluding unrealized gain / (loss) on derivatives (economic hedges)	229,296	146,967	189,732
Unrealized gain / (loss) on derivatives (economic hedges)	2,858	1,591	(4,048)

Total interest income and dividends on investments	$232,154	$148,558	$185,684

The following table summarizes the components of the Unrealized gain / (loss) on derivatives, which are included in interest income:

	Year ended December 31,
	2004	2003	2002
Unrealized gain / (loss) on derivatives (economic hedges)
Interest rate swaps on corporate bonds	$2,858	$1,591	$(4,048)

Note 12 — Loans Receivable
     The following is a detail of the loan portfolio:

	December 31,	December 31,
	2004	2003
	(As Restated)	(As Restated)
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$1,312,747	$1,011,337

Commercial loans:
Construction loans	398,453	328,175
Commercial mortgage loans	690,900	683,766
Commercial loans	1,871,851	1,623,964
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	3,841,908	2,061,437

Commercial loans	6,803,112	4,697,342

Finance leases	212,234	159,696

Consumer loans	1,359,998	1,160,829

Loans receivable	9,688,091	7,029,204
Allowance for loan losses	(141,036)	(126,378)

Loans receivable, net	9,547,055	6,902,826
Loans held for sale	9,903	11,851

Total loans	$9,556,958	$6,914,677

     At December 31, 2004 and 2003, loans receivable from local financial institutions, which are secured by mortgage loans and pass-through certificates, result from the recharacterization of mortgage-related transactions not qualifying as sales by the transferor under SFAS 140, which were previously classified as purchases of mortgage loans and pass-through trust certificates.
     At December 31, 2004, loans in which the accrual of interest income had been discontinued amounted to $91.7 million (2003 — $85.5 million). If these loans had been accruing interest, the additional interest income realized would have been $5.9 million (2003 — $6.6 million; 2002 — $5.8 million).
     At December 31, 2004, the Corporation was servicing residential mortgage loans owned by others aggregating $398.8 million (2003 — $266.2 million).
     At December 31, 2004, the Corporation was servicing commercial loan participations owned by others aggregating $144.3 million (2003-$50.2 million).
     Various loans secured by first mortgages were assigned as collateral for certificates of deposit, individual retirement accounts and advances from the Federal Home Loan Bank. The mortgage loans pledged as collateral amounted to $2.2 billion and $1.3 billion at December 31, 2004 and 2003, respectively, of these balances, $1.9 billion and $1.1 billion represented the recharacterized secured loans to local financial institutions.
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British Virgin Islands markets and in the state of Florida (USA). As a result of the reclassification of purchases of mortgage loans and pass-through trust certificates, the Corporation had substantial secured loans to local financial institutions in the amounts of $3.8 billion and $2.1 billion at December 31, 2004 and 2003, respectively.
Note 13 — Allowance for Loan Losses
     The changes in the allowance for loan losses were as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$126,378	$111,911	$91,060
Provision charged to income	52,799	55,916	62,302
Losses charged against the allowance	(44,042)	(48,132)	(48,991)
Recoveries credited to the allowance	5,901	6,683	7,540

Balance at end of year	$141,036	$126,378	$111,911

     At December 31, 2004, $56.7 million ($75 million at December 31, 2003) in commercial, real estate, and construction loans over $1,000,000 were considered impaired with an allowance of $24.2 million ($14.8 million at December 31, 2003). For 2004, $20.5 million of the allowance on impaired loans was established based on the fair value of the collateral (2003 — $12.6 million) and $3.7 million was established based on the present value of expected future cash flows (2003 — $2.2 million). The allowance for impaired loans is part of the allowance for loan losses. These loans represent loans for which management has determined that it is probable that debtor will be unable to pay all the amounts due pursuant to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. The average recorded investment in impaired loans amounted to $65.5 million for 2004 (2003 — $45 million). Interest income in the amount of approximately $2.3 million was recognized on impaired loans in 2004 (2003 –$2.9 million; 2002 – $803,000).
Note 14 — Related Party Transactions
     The Corporation granted loans to its directors, executive officers and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(Dollars in thousands)
Balance at December 31, 2002	$81,504
New loans	12,236
Payments	(2,338)
Other changes	(37,115)

Balance at December 31, 2003	54,287
New loans	17,711
Payments	(9,698)
Other changes	(698)

Balance at December 31, 2004	$61,602

     These loans do not involve more than normal risk of collectability and present terms no more favorable than those that would have been obtained if the transactions had been with unrelated parties. The amounts reported as other changes include changes in the status of those who are considered related parties, mainly due to directors whose terms have expired.
Note 15 — Premises and Equipment
     Premises and equipment is comprised of:

	Useful life	December 31,
	in years	2004	2003
		(Dollars in thousands)
Buildings and improvements	10-40	$53,295	$51,476
Leasehold improvements	1-15	27,054	22,107
Furniture and equipment	3-10	71,754	70,093

		152,103	143,676
Accumulated depreciation		(78,234)	(72,315)

		73,869	71,361
Land		11,866	8,303
Projects in progress		10,079	5,605

Total premises and equipment, net		$95,814	$85,269

Note 16 — Intangible Assets
     At December 31, 2004, the Corporation had a core deposit intangible with a carrying amount of $16.0 million (2003 — $18.4 million) included in the Other Assets category. The straight-line amortization expense for the year ended December 31, 2004 amounted to $2.4 million (2003 — $2.4 million; 2002 — $1.2 million). At December 31, 2004, the aggregate amortization expense for each of the four succeeding fiscal years was estimated to be $2.4 million and $2.2 million for the fifth year. For the period ended December 31, 2004 and 2003, management reviewed the core deposits intangible assets and concluded that no impairment existed and that the useful life of ten years (of which approximately five years remained) used to amortize them was the best estimate of the economic benefit period.
Note 17 — Deposits and Related Interest
     Deposits and related interest consist of the following:

	December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$699,582	$547,091
Savings accounts – 0.80% to 1.50% (2003 – 1.00% to 1.45%)	1,077,002	985,062
Interest bearing checking accounts – 0.80% to 1.35% (2003– 1.00% to 1.35%)	385,078	286,584
Certificates of deposit – 0.75% to 7.85% (2003 – 0.75% to 7.85%)	5,750,660	4,953,132

	$7,912,322	$6,771,869

     The weighted average interest rates on total deposits at December 31, 2004 and 2003 were 2.46% and 1.94%, respectively.
     At December 31, 2004, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $9.2 million (2003 — $14.8 million).
     The following table presents a summary of certificates of deposit with a remaining term of more than one year at December 31, 2004:

Total
(As Restated)	(Dollars in thousands)
Over one year to two years	$365,851
Over two years to three years	131,702
Over three years to four years	98,584
Over four years to five years	204,399
Over five years	3,648,814

Total	$4,449,350

     At December 31, 2004 certificates of deposit in denominations of $100,000 or higher amounted to $5.3 billion (2003 — $4.5 billion) including brokered certificates of deposit of $4.4 billion (2003 — $3.8 billion) at a weighted average rate of 2.29%, after considering impact of economic hedging program (2003 – 2.52%). At December 31, 2004, the balance of certificates of deposit included unamortized broker placement fees of $38.7 million (2003 — $29.2 million) which are amortized over the expected maturity of the brokered certificates of deposit under the interest method.
     At December 31, 2004, deposit accounts issued to government agencies with a carrying value of $370.8 million (2003 — $378.9 million) were collateralized by securities with a carrying value of $422.3 million (2003 — $422.3 million) and estimated market value of $424.9 million (2003 — $423.9 million), and by municipal obligations with a carrying value and estimated market value of $31.9 million (2003 — $32.9 million).
     A table showing interest expense on deposits follows:

	Year ended December 31,
	(As Restated)
	2004	2003	2002
	(Dollars in thousands)
Interest bearing checking accounts	$3,688	$3,426	$4,763
Savings	10,938	11,849	15,096
Certificates of deposit	105,218	149,851	75,983

Total	$119,844	$165,126	$95,842

     The interest expense on certificates of deposit includes the valuation to market of interest rate swaps that economically hedge brokered certificates of deposit, the related interest exchanged and the amortization of broker placement fees.

The following are the components of interest expense on certificates of deposit:

	Year ended December 31,
	2004	2003	2002
Interest expense on certificates of deposit	$107,410	$97,266	$113,375
Amortization of broker placement fees	11,216	10,070	14,018

Interest expense on certificates of deposit excluding unrealized (gain) / loss on derivatives (economic hedges)	118,626	107,336	127,393
Unrealized (gain) / loss on derivatives (economic hedges)	(13,408)	42,515	(51,410)

Total interest expense on certificates of deposit	$105,218	$149,851	$75,983

     Total interest expense on certificates of deposit includes net interest realized on interest rate swaps that hedge brokered certificates of deposit of $124.9 million for the year ended December 31, 2004 (2003 - $82.3 million; 2002 - $76.5 million).
Note 18 — Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
     Federal funds purchased and securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
Federal funds purchased, interest ranging from 2.38% to 2.40% (2003-1.28%)	$75,000	$155,000
Repurchase agreements, interest ranging from 1.60% to 5.39% (2003 - 0.88% to 5.39%)	4,090,361	3,484,472

Total	$4,165,361	$3,639,472

     The weighted average interest rates of federal funds purchased and repurchase agreements at December 31, 2004 and 2003 were 3.55% and 3.13%, respectively.
     Federal funds purchased and repurchase agreements mature as follows:

	December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
One to thirty days	$1,105,426	$664,573
Over thirty to ninety days	541,475	899,939
Over ninety days to one year	—	156,500
Over one year	2,518,460	1,918,460

Total	$4,165,361	$3,639,472

     The following securities were sold under agreements to repurchase:

	December 31, 2004
	(As Restated)
	Amortized		Approximate	Weighted
	cost of		fair value	average
	underlying	Balance of	of underlying	yield
	securities	borrowing	securites	of security
		(Dollars in thousands)
Underlying securities
U.S. Treasury securities and obligations of other U.S. Government Agencies	$2,185,930	$2,008,434	$2,169,317	4.80%
PR Government securities	329	302	366	6.48%
Mortgage-backed securities	2,245,590	2,063,249	2,252,392	4.51%
Corporate bonds	20,000	18,376	20,170	6.36%

Total	$4,451,849	$4,090,361	$4,442,245

Accrued interest receivable	$15,932

	December 31, 2003
	(As Restated)
	Amortized		Approximate	Weighted
	cost of		fair value	average
	underlying	Balance of	of underlying	yield
	securities	borrowing	securites	of security
	(Dollars in thousands)
Underlying securities
U.S. Treasury securities and obligations of other U.S. Government Agencies	$788,518	$749,998	$773,954	3.91%
Mortgage-backed securities	2,837,545	2,698,929	2,835,237	4.34%
Corporate bonds	37,370	35,545	37,442	2.69%

Total	$3,663,433	$3,484,472	$3,646,633

Accrued interest receivable	$13,321

     The maximum aggregate balance outstanding at any month-end during 2004 was $4.5 billion (2003 — $3.9 billion). The average balance during 2004 was $4.0 billion (2003 — $2.9 billion).
     At December 31, 2004 and 2003, the securities underlying such agreements were delivered to, and are being held by the dealers with which the repurchase agreements were transacted.

Note 19 — Advances from the Federal Home Loan Bank (FHLB)
     Following is a detail of the advances from the FHLB:

		December 31,
		(As Restated)
		2004	2003
Maturity	Interest rate	(Dollars in thousands)
January 2, 2004	1.08%		$50,000
January 5, 2004	1.11%		60,000
January 7, 2004	1.15%		80,000
January 7, 2004	1.05%		200,000
January 23, 2004	1.18%		200,000
January 3, 2005	2.46%	$50,000
January 3, 2005	2.36%	50,000
January 5, 2005	2.38%	75,000
January 13, 2005	2.50%	150,000
January 18, 2005	2.51%	125,000
January 18, 2005	2.50%	200,000
January 27, 2005	2.52%	525,000
August 16, 2005	6.30%	50,000	50,000
September 18, 2006	2.41%	100,000
October 9, 2008	5.10%	14,000	14,000
October 16, 2008	5.09%	15,000	15,000
February 28, 2011	4.50%	79,000	79,000
March 21, 2011	4.42%	165,000	165,000

		$1,598,000	$913,000

     Advances are received from the FHLB under an Advances, Collateral Pledge and Security Agreement (the Collateral Agreement). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 110% or higher of the outstanding advances. At December 31, 2004, specific mortgage loans with an estimated value of $1.7 billion (2003 — $994 million), as computed by Federal Home Loan Bank for collateral purposes, were pledged to the FHLB as part of the Collateral Agreement. The carrying value of such loans at December 31, 2004 amounted to $2.2 billion (2003 — $1.3 billion). In addition, securities with an approximate market value of $1.5 million (2003 — $2.1 million) and a carrying value of $1.6 million (2003 — $2.2 million) were pledged to the FHLB. As a result of the recharacterization of purchases of mortgage loans from other financial institutions as secured loans, collateral pledged in the amount of $1.9 billion in 2004 ($1.1 billion in 2003) represents the underlying mortgages on the secured loans granted to those institutions.

Note 20 — Notes Payable
     Notes payable consist of:

	December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
Callable fixed-rate notes, bearing interest at 6.00%, maturing on October 1, 2024	$149,441	$—

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00%, maturing on October 18, 2019	15,232	—

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A, maturing on February 28, 2012	6,624	—

Series B, maturing on May 20, 2011	6,943	—

	$178,240	$—

Note 21 — Other Borrowings
     Other borrowings consist of:

	December 31,
	(As Restated)
	2004	2003
	(Dollars in Thousands)
Junior subordinated debentures due in 2034, bearing interest at a floating rate of 2.75% over three-month LIBOR (5.25% at December 31, 2004)	$102,659	$—

Junior subordinated debentures due in 2034, bearing interest at a floating rate of 2.50% over three-month LIBOR (5.02% at December 31, 2004)	128,866	—

Loan payable to RG due in 2005, interest bearing at 2.67%	45,167	—

	$276,692	$—

Note 22 — Subordinated Notes
     On December 20, 1995, the Corporation issued 7.63% subordinated capital notes in the amount of $100 million maturing in 2005. The notes were issued at a discount. At December 31, 2004, the outstanding balance net of the unamortized discount and notes repurchased was $82.3 million (2003 - $81.8 million). Interest on the notes is payable semiannually and at maturity. The notes represent unsecured obligations of the Corporation ranking subordinate in right of payment to all existing and future senior debt including the claims of depositors and other general creditors. The notes may not be redeemed prior to their maturity. At December 31, 2004, the Corporation had transferred to capital reserves from the retained earnings account $82.8 million as a result of the requirement explained in Note 4 — “Stockholders’ Equity.”
Note 23 — Unused Lines of Credit
     The Corporation maintains unsecured standby lines of credit with other banks. At December 31, 2004, the Corporation’s total unused lines of credit with these banks amounted to $225 million (2003 — $95 million). At December 31, 2004, the Corporation had an available line of credit with the FHLB guaranteed with excess collateral, in the amount of $94.7 million (2003 — $83.4 million).
Note 24 — Employees’ Benefit Plan
     FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(K) of the U.S. Internal Revenue Code for U.S.V.I. employees. All employees are eligible to participate in the Plan after one year of service. Under the provisions of the Plan, the Bank contributes a quarter of the first 4% of the participant’s compensation contributed to the Plan. Participants are permitted to contribute up to 10% of their annual compensation, limited to $8,000 per year ($13,000 for U.S.V.I. employees). Additional contributions to the Plan are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $1.2 million, $1.2 million and $861,478 for 2004, 2003 and 2002, respectively.
Note 25 — Other Expenses
     A detail of other expenses follows:

	Year ended December 31,
	(As Restated)
	2004	2003	2002
	(Dollars in thousands)
Professional servicing and processing fees	$6,892	$9,402	$7,685
Communications	7,274	6,959	5,854
Revenue earning equipment	1,943	1,642	1,588
Supplies and printing	3,045	2,034	1,963
Other	10,513	10,192	8,934

Total	$29,667	$30,229	$26,024

Note 26 — Income Taxes
     The Corporation is subject to Puerto Rico income tax on its income from all sources. For United States income tax purposes, the Corporation is treated as a foreign corporation. Accordingly, it is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any United States income tax paid by the Corporation is creditable, within certain conditions and limitations, as a foreign tax credit against its Puerto Rico tax liability. In addition, certain interest including interest on U.S. Treasury and agency securities is not taxable in the U.S. under a portfolio interest exception applicable to certain foreign corporations. The Corporation is also subject to B.V.I. and U.S.V.I taxes on its income from sources within these jurisdictions. However, any tax paid, subject to certain conditions and limitations, is creditable as a foreign tax credit against its P.R. tax liabilities.
     The components of income tax expense for the years ended December 31 are summarized below:

	Year ended December 31,
	(As Restated)
	2004	2003	2002
	(Dollars in thousands)
Current income tax expense	$53,009	$45,041	$30,938
Deferred income tax (benefit) cost	(6,509)	(26,744)	4,404

Total income tax expense	$46,500	$18,297	$35,342

     The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year ended December 31,
	(As Restated)
	2004		2003		2002
		% of		% of		% of
		pre-tax		pre-tax		pre-tax
	Amount	income	Amount	income	Amount	income
			(Dollars in thousands)
Computed income tax at statutory rate	$87,292	39.00%	$53,894	39.00%	$65,600	39.00%
Benefit of net exempt income	(49,071)	-21.92%	(37,950)	-27.46%	(37,283)	-22.17%
Other net	8,279	3.70%	2,353	1.70%	7,025	4.18%

Total income tax provision	$46,500	20.78%	$18,297	13.24%	$35,342	21.01%

     The components of the deferred tax asset and liability were as follows:

	December 31,
	(As Restated)
	2004	2003
	(Dollars In thousands)
Deferred tax asset:
Allowance for loan losses	$55,004	$49,288
Unrealized losses on derivative activities	26,627	23,457
Deferred compensation	7,949	5,998
Reserve for insurance premium cancellations	616	494
Other reserves and allowances	1,164	1,616

Deferred tax asset	$91,360	$80,853

Deferred tax liability:
Unrealized gain on available-for-sale securities	$894	$613
Broker placement fees costs	15,389	11,375
Other		16

Deferred tax liability	$16,283	$12,004

Deferred income taxes, net	$75,077	$68,849

     No valuation allowance was considered necessary for the deferred tax asset. Deferred tax assets and liabilities are presented net in the statement of financial condition under Other Assets.
     The tax effect of the unrealized holding gain or loss on securities available-for-sale, excluding the Corporation’s international banking entities, was computed based on a 25% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.
Note 27 — Commitments
     At December 31, 2004, certain premises are leased with terms expiring through the year 2022. The Corporation has the option to renew or extend certain leases from two to ten years beyond the original term. Some of these leases require the payment of insurance, increases in property taxes and other incidental costs. At December 31, 2004, the future obligations under various leases were as follows:

Amount
Year	(Dollars in thousands)
2005	$6,266
2006	5,555
2007	5,193
2008	4,439
2009	3,224
2010 and later years	11,797

Total	$36,474

     Rental expense included in occupancy and equipment expense was $6.7 million in 2004 (2003 - $5.4 million; 2002 — $4.5 million).

Note 28 — Fair Value of Financial Instruments
     The information about the estimated fair values of financial instruments required by accounting principles generally accepted in the United States of America is presented hereunder. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent management’s estimate of the underlying value of the Corporation. A summary table of estimated fair values and carrying values of financial instruments at December 31, 2004 and 2003 follows:

	December 31,
	(As Restated)
	2004		2003
	Estimated	Carrying	Estimated	Carrying
	fair value	value	fair value	value
	(Dollars in thousands)
Assets:
Cash and due from banks and money market instruments	$923,452	$926,975	$1,052,064	$1,052,108
Investment securities	4,669,599	4,698,537	4,322,683	4,356,227
FHLB stock	79,900	79,900	45,650	45,650
Loans receivable, including loans held for sale, net	9,556,857	9,556,958	6,908,584	6,914,677
Interest rate swaps, included in other assets	740	740	2,489	2,489
Liabilities:
Deposits	7,895,725	7,912,322	6,776,008	6,771,869
Federal funds purchased and securities sold under agreements to repurchase	4,263,578	4,165,361	3,795,860	3,639,472
Advances from FHLB	1,612,933	1,598,000	933,017	913,000
Notes payable	173,084	178,240	—	—
Other borrowings	276,692	276,692	—	—
Subordinated notes	86,390	82,280	91,624	81,765
Interest rate swaps, included in other liabilities	69,015	69,015	62,636	62,636
     The estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the underlying assumptions used in calculating the fair values could significantly affect the results. In addition, the fair value estimates are based on outstanding balances without attempting to estimate the value of anticipated future business. Therefore, the estimated fair values may materially differ from the values that could actually be realized on a sale.
     The estimated fair values are calculated using certain facts and assumptions, which vary depending on the specific financial instrument, as follows:
     Cash and due from banks and money market instruments
     The carrying amounts of cash and due from banks and money market instruments are reasonable estimates of their fair values. Money market instruments include held-to-maturity U.S. Government obligations which have a contractual maturity of three months or less. The fair values of these securities are based on market prices provided by recognized broker dealers.
     Investment securities
     The fair values of investment securities are the market values based on quoted market prices and market prices provided by recognized broker dealers.

     FHLB stock
     Investments in FHLB stock are valued at their redemption values.
     Loans receivable, including loans held for sale — net
     The fair value of all loans was estimated using discounted present values. Loans were classified by type such as commercial, residential mortgage, credit card and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories and by accruing and non-accruing groups. Performing floating-rate loans were valued at book if they reprice at least once every three months, as were performing credit lines. The fair value of fixed-rate performing loans was calculated by discounting expected cash flows through the estimated maturity date. Recent prepayment experience was assumed to continue for mortgage loans, auto loans and personal loans. Other loans assumed little or no prepayment. Prepayment estimates were based on the Corporation’s historical data for similar loans. Discount rates were based on the Treasury Yield Curve at the date of the analysis, with an adjustment, which reflects the risk and other costs inherent in the loan category.
     Non-accruing loans covered by a specific loan loss allowance were viewed as immediate losses and were valued at zero. Other non-accruing loans were arbitrarily assumed to be repaid after one year. Presumably this would occur either because loan is repaid, collateral has been sold to satisfy the loan or because general reserves are applied to it. The principal of non-accruing loans not covered by specific reserves was discounted for one year at the going rate for similar new loans.
     Deposits
     The estimated fair values of demand deposits and savings accounts, which are the deposits with no defined maturities, equal the amount payable on demand at the reporting date. For deposits with stated maturities, but that reprice at least quarterly, the fair values are also estimated to be the recorded amounts at the reporting date.
     The fair values of fixed-rate deposits with stated maturities are based on the present value of the future cash flows expected to be paid on deposits. The cash flows are based on contractual maturities; no early repayments are assumed. Discount rates are based on the LIBOR yield curve. The estimated fair values of total deposits exclude the fair value of core deposit intangibles, which represent the value of the customer relationship measured by the values of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.
     Brokered Certificates of Deposit
     The fair values of brokered CDs are determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the option components of the CDs, a well-accepted approach for valuing interest rate options. The model assumes that the embedded options are exercised economically. The fair values of the CDs are computed using the outstanding notional amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits.

     Federal funds purchased and securities sold under agreements to repurchase
     Federal funds purchased and some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair values. Where longer commitments are involved, fair values are estimated using indications from brokers of the cost of unwinding the transactions as of December 31, 2004.
     Advances from FHLB
     The fair values of advances from FHLB with fixed maturities are determined using discounted cash flow analyses over the full term of the borrowings, or using indications from brokers of the fair value of similar transactions. The cash flows assumed no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve.
     Interest rate swaps
     The fair values of the interest rate swaps were provided by counterparties.
     Term Notes Payable and Subordinated Notes
     The fair values of term notes are determined using a discounted cash flow analysis over the full term of the borrowings. The valuation uses a “Hull-White Interest Rate Tree” approach for the option components of the term notes, a well accepted approach for valuing interest rate options. The model assumes that the embedded options are exercised economically. The fair values of medium-term notes are computed using the amount of outstanding notional. The discounting rates used in valuation are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes.
     The fair values of subordinated notes were determined using discounted cash flow analyses over the full term of the borrowings.
     Other Borrowings
     Other borrowings consist of junior subordinated debentures and a loan payable. These instruments reprice quarterly based on three-month LIBOR, therefore, outstanding balances were assumed to be their fair values.
Note 29 — Supplemental Cash Flow Information
     Supplemental cash flow information follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)

Cash paid for:
Interest	$278,596	$231,953	$274,548
Income tax	51,480	23,027	15,799

Non-cash investing and financing activities:
Additions to other real estate owned	8,089	3,473	3,338
Additions to auto repossessions	43,787	34,849	31,865
Mortgage loans securitized and transferred to securities available-for-sale	51,107	—	—

Note 30 — Financial Instruments With Off-Balance Sheet Risk, Commitments to Extend Credit, Commitments to Purchase and Sell Loans and Standby Letters of Credit
     The following table presents a detail of commitments to extend credit, standby letters of credit and commitments to purchase and sell loans.

	December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate loans	$359,144	$165,139
Unused credit card lines	105,719	181,293
Unused personal lines of credit	25,270	20,942
Commercial lines of credit	807,852	472,532
Commercial letters of credit	71,945	94,511
Standby letters of credit	99,134	29,207
Other commitments:
Commitments to purchase loans	2,200,000	575,000
Commitments to sell loans	71,128	25,000
     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally expire within one year. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancel the unused credit facility. The amount of collateral, obtained if deemed necessary by the Corporation upon extension of credit, is based on Management’s credit evaluation of the borrower. Rates charged on the loans that are finally disbursed are the rates being offered at the time the loans are closed; therefore, no fee is charged on these commitments. The fee is the amount that is used as the estimate of the fair value of commitments.
     In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which at December 31, 2004 and 2003 was not significant.
     Commitments to purchase loans represent the outstanding commitments for the purchase of mortgage loans from local financial institutions. Previous and subsequent purchases related to these commitments were recharacterized as secured loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates. The remaining outstanding balances on these commitments were cancelled in 2006.
     Commitments to sell loans represent commitments entered under agreements with FNMA and FHLMC for the sale of residential mortgage loans originated by the Corporation.

Derivatives instruments and hedging activities
     The Corporation designates a derivative as held for hedging or non hedging purposes when it enters into the derivative contract. Derivatives utilized by the Corporation include, among others, interest rate swaps, index options, and interest rate cap agreements.
     The Corporation uses derivative instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. The following table summarizes the notional amount of all derivative instruments as of December 31, 2004 and 2003.

	Notional Amount
	December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$113,165	$118,165
Receive fixed versus pay floating	4,118,615	2,872,372
Embedded written options	13,515	—
Purchased options	13,515	—
Written interest rate cap agreement	25,000	25,000
Purchased interest rate cap agreement	250,043	25,000

	$4,533,853	$3,040,537

     At December 31, 2004, the fair value of derivatives not designated or not qualifying as hedges represented an unrealized gross gain of $12.2 million (2003 — $2.7 million) and an unrealized gross loss of $72.2 million (2003 — $62.8 million) recorded as “Other Assets” and “Other Liabilities”, respectively, in the Consolidated Statements of Financial Condition with fluctuations in fair value recorded in earnings.
     Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional amount and maturity date. The Corporation uses interest rate swaps primarily as economic hedges. At December 31, 2004, these swaps were not qualified by the Corporation for hedge accounting treatment. The majority of the swaps used as economic hedges convert the fixed interest rate payments on certain of its debt obligations (i.e., mainly brokered certificates of deposit and medium-term notes) to a floating rate. The Corporation receives the fixed and pays various LIBOR-based floating rates. Also, the Corporation receives a fixed-rate on certain assets (i.e., loans and corporate bonds) and converts the cash flows to a floating rate. Changes in the fair value of these derivatives and the interest payments exchanged are recognized in earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged.

     A summary of the types of swaps used at December 31, 2004 and 2003 follows:

	December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
Pay fixed-receive floating:
Notional amount	$113,165	$118,165
Weighted average receive rate at year end	4.39%	3.15%
Weighted average pay rate at year end	6.97%	6.53%
Floating rates range from 175 to 240 basis points over LIBOR rate and maturities from 20 days through 13 years for 2004 and 1 year through 14 years for 2003

	December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
Receive fixed-pay floating:
Notional amount	$4,118,615	$2,872,372
Weighted average receive rate at year end	5.17%	5.28%
Weighted average pay rate at year end	2.33%	1.21%
Floating rates range from minus 3 basis points to 6 basis points over LIBOR rate and maturities from 2 1/2 years through 23 years for 2004 and 3 1/2 years through 24 years for 2003
     The changes in the notional amount of outstanding interest rate swaps during the years ended December 31, 2004 and 2003 were:

Notional amount
(As Restated)	(Dollars in thousands)
Pay-fixed and receive-floating swaps:
Balance at December 31, 2002	$78,165
New contracts	40,000

Balance at December 31, 2003	$118,165
Canceled and matured contracts	(5,000)

Balance at December 31, 2004	$113,165

Receive-fixed and pay-floating swaps:
Balance at December 31, 2002	$1,957,909
Cancelled and matured contracts	(1,170,879)
New contracts	2,085,342

Balance at December 31, 2003	$2,872,372
Cancelled and matured contracts	(849,473)
New contracts	2,095,716

Balance at December 31, 2004	$4,118,615

     Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (i.e., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.

     Interest rate caps are option-like contracts that require the writer (“seller”) to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate, applied to a notional principal amount.
     To satisfy the need of its customers, the Corporation may enter into non-hedging transactions. These transactions are structured with the same terms and conditions and the Corporation participates as a buyer in one of the agreements and as the seller in the other agreements.
     In addition, the Corporation enters into certain contracts with embedded derivatives that do not require separate accounting as these are clearly and closely related. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.
     The Corporation views its derivative strategy as a prudent management of interest-rate sensitivity, by reducing the risk on earnings presented by changes in interest rates.
     Interest-Rate Risk
     The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with recognized broker dealers that are reviewed periodically by the Corporation’s Investment Committee. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The book value and aggregate market value of securities pledged as collateral for interest rate swaps at December 31, 2004 was $168 million and $168 million, respectively (2003 — $137 million and $135 million, respectively).The Corporation has a policy of diversifying derivatives counterparties to reduce the risk that any counterparty will default.
     At December 31, 2004, interest rate swap agreements used as economic hedges were substantially matched. The Corporation had credit risk of $11 million (2003 — $2.7 million) related to derivative instruments. The credit risk does not consider the value of any collateral but takes into consideration the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments classified as non-hedging for the years ended December 31, 2004, 2003 and 2002. At both December 31, 2004 and 2003, there were no nonperforming derivative positions classified as non-hedging. At December 31, 2004, the Corporation’s had a total net receivable of $20,713,350 (2003 — $18,881,644) related to the swap transactions and there are no receivables related to other derivatives instruments.
     Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Corporation manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
     The Corporation’s derivatives activities are monitored by the Asset/ Liability and Investment Committees as part of its risk-management oversight of the Corporation’s treasury functions.

Note 31 — Segment Information
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent the Board of Directors, the operating segments are driven primarily by the legal entities. At December 31, 2004, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Mortgage loans are purchased from other local banks or mortgage brokers. The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment loans funds to the Commercial and Corporate Banking; Mortgage Banking; and Consumer segments to finance their lending activities and borrows from those segments. The interest rates charged or credited by Treasury and Investments are based on market rates. The Other category is mainly composed of insurance, finance leases and other products.
     The accounting policies of the segments are the same as those described in Note 3 — “Summary of Significant Accounting Policies.”
     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses, other income and direct operating expenses. The segments are also evaluated based on the average volume of their earning assets less the allowance for loan losses.
     The only intersegment transaction is the net transfer of funds by the Treasury and Investment segment to other segments. The Treasury and Investment segment loans funds to the Consumer; Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows funds from those segments. The interest rates charged or credited by Investment and Treasury are based on market rates.

     The following table presents information about the reportable segments:

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
(As Restated)			(In thousands)

For the year ended December 31, 2004
Interest income	$77,513	$138,046	$195,634	$232,154	$46,987	$690,334
Net (charge) credit for transfer of funds	(49,781)	54,289	(88,760)	92,153	(7,901)	—
Interest expense	—	(40,344)	—	(252,509)	—	(292,853)

Net interest income	27,732	151,991	106,874	71,798	39,086	397,481

Provision for loan losses	(2,920)	(27,443)	(11,875)	—	(10,562)	(52,800)
Other income	4,045	24,597	6,915	11,140	12,927	59,624
Direct operating expenses	(12,437)	(66,793)	(8,112)	(3,205)	(18,182)	(108,729)

Segment income	$16,420	$82,352	$93,802	$79,733	$23,269	$295,576

Average earnings assets	$1,120,554	$1,327,165	$5,141,144	$5,294,065	$288,167	$13,171,095

For the year ended December 31, 2003
Interest income	$69,687	$143,786	$147,250	$148,558	$40,185	$549,466
Net (charge) credit for transfer of funds	(45,234)	17,399	(51,113)	87,209	(8,261)	—
Interest expense	—	(46,287)	—	(251,391)	150	(297,528)

Net interest income	24,453	114,898	96,137	(15,624)	32,074	251,938

Provision for loan losses	(1,670)	(18,997)	(23,326)	—	(11,923)	(55,916)
Other income	3,246	52,128	7,053	36,014	8,357	106,798
Direct operating expenses	(6,540)	(67,470)	(7,388)	(2,452)	(15,589)	(99,439)

Segment income	$19,489	$80,559	$72,476	$17,938	$12,919	$203,381

Average earnings assets	$943,225	$1,045,507	$3,942,226	$3,860,227	$234,119	$10,025,304

For the year ended December 31, 2002
Interest income	$51,539	$132,164	$140,155	$185,684	$40,565	$550,107
Net (charge) credit for transfer of funds	(35,467)	11,552	(61,793)	97,935	(12,227)	—
Interest expense	—	(58,754)	—	(176,821)	—	(235,575)

Net interest income	16,072	84,962	78,362	106,798	28,338	314,532

Provision for loan losses	(1,213)	(31,432)	(18,615)	—	(11,042)	(62,302)
Other income	3,675	19,787	5,774	12,523	7,026	48,785
Direct operating expenses	(4,090)	(56,980)	(6,439)	(2,226)	(13,360)	(83,095)

Segment income	$14,444	$16,337	$59,082	$117,095	$10,962	$217,920

Average earnings assets	$619,198	$1,033,511	$2,786,311	$3,786,038	$227,283	$8,452,341

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year ended December 31,
	(As Restated)	(As Restated)	(As Restated)
	2004	2003	2002
Net Income:
Total income for segments and other	$295,576	$203,381	$217,920
Other operating expenses	(71,751)	(65,190)	(49,716)

Income before income taxes	223,825	138,191	168,204
Income taxes	(46,500)	(18,297)	(35,342)

Total consolidated net income	$177,325	$119,894	$132,862

Average assets:
Total average earning assets for segments	$13,171,095	$10,025,304	$8,452,341
Average non earning assets	450,043	397,119	341,918

Total consolidated average assets	$13,621,138	$10,422,423	$8,794,259

Note 32 — Litigation
     On August 25, 2005, the Corporation announced the receipt of a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry. The Corporation believes that the inquiry relates to, among other things, the accounting for mortgage loans purchased by the Corporation from two other financial institutions during the calendar years 2000 through 2004. On October 21, 2005, the Corporation announced that the SEC had issued a formal order of investigation into the accounting for the mortgage–related transactions with Doral and R&G. The Corporation is fully cooperating with the SEC’s investigation.
      The Corporation is currently in discussions with the Staff of the Enforcement Division of the Securities and Exchange Commission to resolve the formal investigation commenced by the SEC on October 21, 2005. The Corporation expects that any settlement with the SEC will include a monetary penalty to be paid by the Corporation. Any agreements with the SEC staff will be subject to the final approval of the Commissioners of the SEC. No assurances can be given that the Corporation will reach an agreement with the SEC on the resolution of the investigation. The investigation may have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity. In addition, the findings of the investigation may affect the course of the civil litigation pending against the Corporation, which is described below.
     Following the announcement of the Audit Committee’s review, the Corporation and certain of its officers and directors and officer and directors were named as defendants in five separate securities class actions filed between October 31, 2005 and December 5, 2005 alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations”, which is currently pending before the U.S. District Court for the District of Puerto Rico. The Corporation cannot determine whether these class actions will, individually or collectively, have a material adverse effect on the Corporation’s financial position or results of operations.
     Between November 8, 2005 and March 7, 2006, several shareholders of the Corporation commenced five separate derivative actions against certain current and former executive officers and directors of the Corporation. In these actions, the Corporation is included as a nominal defendant. These actions were filed pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and allege, among other things, a breach of fiduciary duty on behalf of the defendants. At present, all shareholder derivative actions have been consolidated into one case named “In Re: First BanCorp Derivative Litigation” which is currently pending before the U.S. District Court for the District of Puerto Rico. The Corporation cannot determine whether these class actions will, individually or collectively, have a material adverse effect on the Corporation’s financial position or results of operations.
     In addition, the Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 33 — First BanCorp (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended on December 31, 2004, 2003 and 2002.

Statements of Financial Condition

	Year ended December 31,
	(As Restated)
	2004	2003
	(Dollars in thousands)
Assets

Cash and due from banks	$18,050	$17,808
Money market instruments	196,200	51,371

Investment securities available for sale, at market:
Equity investments	56,572	64,031

Total investment securities available for sale	56,572	64,031

Loans receivable	95,146	5,542
Investment in FirstBank Puerto Rico, at equity	1,149,551	932,729
Investment in FirstBank Insurance Agency, at equity	2,799	3,175
Accrued interest receivable	309	22
Investment in FBP Statutory Trust I	3,093
Investment in FBP Statutory Trust II	3,866
Other assets	1,235	806

Total assets	$1,526,821	$1,075,484

Liabilities & Stockholders’ Equity

Liabilities:
Other Borrowings	$321,692	$—
Accounts payable and other liabilities	796	1,662

Total liabilities	322,488	1,662

Commitments and contingencies

Stockholders’ equity	1,204,333	1,073,822

Total liabilities and stockholders’ equity	$1,526,821	$1,075,484

Statements of Income

	Year ended December 31,
	(As Restated)
	2004	2003	2002
	(Dollars in thousands)
Income:
Interest income on investment securities	$395	$703	$705
Interest income on other investments	1,530	335	598
Interest income on loans	2,159	274	5,269
Dividends from FirstBank Puerto Rico	62,398	48,640	38,855
Dividend from other subsidiaries	3,070	—	—
Other income	138	—	4

	69,690	49,952	45,431

Expense:
Federal funds purchased and repurchase agreements	2	—	—
Notes payable and other borrowings	5,809	17	2
Other operating expenses	825	641	709

	6,636	658	711

Gain (loss) on sale of investments and impairments net	4,275	12,406	(22,321)

Income before income tax provision and equity in undistributed earnings of subsidiaries	67,329	61,700	22,399

Income tax provision	104	472	2,250

Equity in undistributed earnings of subsidiaries	110,100	58,666	112,713

Net income	177,325	119,894	132,862

Other comprehensive income, net of tax	7,823	1,746	39,100

Comprehensive income	$185,148	$121,640	$171,962

The principal source of income for the Holding Company consists of the earnings of FirstBank.

Statement of Cash Flows

	Year ended December 31,
	(As Restated)
	2004	2003	2002
Cash flows from operating activities:

Net Income	$177,325	$119,894	$132,862

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(110,100)	(58,666)	(112,713)
Net gain on sale of investment securities	(6,974)	(18,066)	(2,893)
Loss on impairment of investment securities	2,699	5,660	25,214
Net (increase) decrease in other assets	(7,629)	333	(175)
Net increase (decrease) in other liabilities	461	(2,149)	2,070

Total adjustments	(121,543)	(72,888)	(88,497)

Net cash provided by operating activities	$55,782	$47,006	$44,365

Cash flows from investing activities:

Capital contribution to subsidiaries	(100,000)	(150,000)	(88,000)
Principal collected on loans	9,052	—	—
Loans originated	(99,343)	—	(88,000)
Purchases of securities available-for-sale	(15,421)	(33,137)	(530,480)
Sales and maturity of securities held-to-maturity and available-for-sale	27,314	36,417	541,112
Other investing activities	687	458	87,682

Net cash used in investing activities	$(177,711)	$(146,262)	$(77,686)

Cash flows from financing activities:

Proceeds from purchased funds and other short-term borrowings	681,444	—	—
Repayments of purchased funds and other short-term borrowings	(591,276)	—	—
Proceeds from issuance of long-term debt	231,469	—	—
Proceeds from issuance on preferred stock	—	182,999	88,906
Exercise of stock options	4,956	1,120	1,341
Cash dividends paid	(59,593)	(47,959)	(42,373)

Net cash provided by financing activities	$267,000	$136,160	$47,874

Net increase in cash and cash equivalents	145,071	36,904	14,553
Cash and cash equivalents at the beginning of the year	69,179	32,275	17,722

Cash and cash equivalents at end of the year	$214,250	$69,179	$32,275

Cash and cash equivalents include:
Cash and due from banks	18,050	17,808	26,275
Money market instruments	196,200	51,371	6,000

	$214,250	$69,179	$32,275

Note 34 — Subsequent Events
Stock Split
     On May 24, 2005, the Corporation declared a two-for-one or 100% stock split on its 40,437,528 outstanding shares of common stock at June 15, 2005. As a result, a total of 45,386,428 additional shares of common stock were issued on June 30, 2005, of which 4,948,900 shares were recorded as treasury stock.
     Information pertaining to shares and earnings per share has not been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect the split. This information will be presented effective after the stock split date (i.e. with the Company’s June 30, 2005 interim consolidated financial statements). Information on a pro forma basis, reflecting the impact of this split for the years ending December 31, 2004, 2003 and 2002 is as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income	$177,325	$119,894	$132,862
Less: Dividends on preferred stock	(40,276)	(30,359)	(26,406)

Net income available to common stockholders	$137,049	$89,535	$106,456

Earnings per common share-basic:

Net income available to common stockholders	$137,049	$89,535	$106,456

Weighted average common shares outstanding	80,419	79,989	79,802

Earnings per common share-basic	$1.70	$1.12	$1.33

Earnings per common share-diluted:

Net income available to common stockholders	$137,049	$89,535	$106,456

Weighted average common shares and share equivalents:
Average common shares outstanding	80,419	79,989	79,802
Common stock equivalents — stock options	2,591	1,977	1,304

Total	83,010	81,966	81,106

Earnings per common share-diluted	$1.65	$1.09	$1.31

Audit Committee Review
     As previously announced on August 1, 2005, the Audit Committee (the “Committee”) of the Corporation determined that the Committee should review the background and accounting for certain mortgage-related transactions that FirstBank had entered into between 1999 and 2005. Subsequent to the announcement of the review, a number of significant events occurred, including the announcement of the restatement and other events described below. In August 2006, the Committee completed its review.
Governmental Action
SEC
     On August 11, 2005, the Corporation received an SEC comment letter (the “Comment Letter”) pertaining to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 and its Form 10-Q for the fiscal quarter ended March 31, 2005. The Corporation will submit a response to the Comment Letter in connection with its filing of this Amended 10-K.
     On August 23, 2005, the Corporation received a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. The inquiry pertains to, among other things, the accounting for mortgage-related transactions with Doral and R&G during the calendar years 1999 through 2005.
     On October 21, 2005, the Corporation announced that the SEC issued a formal order of investigation in its ongoing inquiry of the Corporation. The Corporation is cooperating with the SEC in connection with this investigation.

Banking Regulatory Matters
     Beginning in the Fall of 2005, the Corporation received inquiries from federal banking regulators regarding the status and impact of the restatement and related safety and soundness concerns.
     On December 6, 2005, the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“OCIF”), determined that the Corporation was in violation of the lending limit requirements of Section 17(a) of the Puerto Rico Bank Act (“the Act”) which governs the amount a bank may lend to a single person, group or related entity. The Act also authorizes the OCIF to determine other components which may be considered as part of a bank’s capital for purposes of establishing its lending limit. After consideration of other components, the OCIF authorized the Corporation to retain the secured loans of Doral and R&G as these loans are secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Puerto Rico Bank Act.
     On December 7, 2005, the Corporation was advised by the FDIC that the revised classification of the mortgage-related transactions for accounting purposes resulted in such transactions being viewed for regulatory capital purposes as loans to mortgage companies rather than loans secured by one-to-four family residential properties. FirstBank then advised the FDIC that pursuant to regulatory requirements, the revised classification of the mortgage transactions and the correction of the accounting for the interest rate swaps would cause FirstBank to be slightly below the well-capitalized level, within the meaning established by the FDIC. On March 17, 2006, the Corporation announced that FirstBank had returned to the well-capitalized level. The partial payment made by R&G (described below under Business Developments) contributed to the well-capitalized level.
     In February 2006, in an effort to isolate FirstBank Florida from the evaluation and examination of FirstBank, the Office of Thrift Supervision (the “OTS”) imposed restrictions on FirstBank Florida. Under these restrictions, FirstBank Florida cannot make any payments to the Corporation or its affiliates pursuant to a tax-sharing agreement nor can FirstBank Florida employ or receive consultative services from an executive officer of the Corporation or its affiliates without the prior written approval of the OTS Regional Director. Additionally, FirstBank Florida cannot enter into any agreement to sell loans or any portions of any loans to the Corporation or its affiliates nor can FirstBank Florida make any payment to the Corporation or its affiliates via an intercompany account or arrangement unless pursuant to a pre-existing contractual agreement for services rendered in the normal course of business. Also, FirstBank Florida can not pay dividends to its parent, First BanCorp, without prior approval from the OTS.
     On March 17, 2006, the Corporation announced that it had agreed with the Board of Governors of the Federal Reserve System to a Consent Order in which the Corporation consented to a Cease and Desist Order. The Consent Order is a result of certain concerns of banking regulators relating to the incorrect accounting for and documentation of mortgage-related transactions with Doral and R&G. The Corporation had initially reported those transactions as purchases of mortgage loans, however, they should have been accounted for as secured loans to the financial institutions because they were not sales from a legal standpoint. The Corporation also announced that FirstBank had entered into similar agreements with the FDIC and the Commissioner. The agreements, signed by all parties involved, did not impose any restrictions on the Corporation’s day-to-day banking and lending activities.
     The Consent Orders with banking regulators imposed certain restrictions and reporting requirements on the Corporation and FirstBank. Under its Consent Order, FirstBank may not directly or indirectly enter into, participate, or in any other manner engage in any various specified transactions with any affiliate without the prior written approval of the FDIC. The Consent Orders require First BanCorp and FirstBank to take various affirmative actions, including engaging an independent consultant to review mortgage portfolios, the documentation of the loans with Doral and R&G resulting from the need to classify the mortgage-related transactions as secured commercial loans, submitting capital and liquidity contingency plans, providing notice prior to the incurring of additional debt or of the restructuring or repurchasing of debt, obtaining approval prior to purchase or redeem stock, filing corrected regulatory reports upon completion of the restatement of financial statements, and obtaining regulatory approval prior to paying dividends after those payable in March 2006. The Cease and Desist Order deliverable requirements have been substantially completed and properly submitted to the Regulators as stated in the Order.
     FirstBank received a letter dated May 24, 2006 from the FDIC regarding FirstBank’s failure to file with the FDIC its Part 363 annual report for the fiscal year ended December 31, 2005. On June 12, 2006, FirstBank notified the FDIC that it intended to file an amended 2004 Part 363 annual report and its 2005 Part 363 annual report after the Corporation filed its 2005 Form 10-K with the SEC.
     Subsequent to the effectiveness of the Consent Orders the Corporation and its subsidiary Bank have requested and obtained written approval from the Federal Reserve Board and the FDIC for the payments of dividends by FirstBank to its holding company, First BanCorp, and for the payment of dividends by First BanCorp to its preferred stock and common stock shareholders and trust preferred certificate holders. The written approvals have been obtained in accordance with the Consent Order requirements.
     On August 29, 2006, the Corporation announced that its subsidiary, FirstBank, consented and agreed to the issuance of a Cease and Desist Order by the FDIC relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (“BSA”). The BSA consent Order requires FirstBank to take various affirmative actions, including that FirstBank operate with adequate management supervision and Board of Directors oversight on BSA related matters; implementing systems of internal controls, independent testing and training programs to ensure full compliance with BSA and OFAC; designating a BSA and OFAC Officer, and amending existing policies, procedures, and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; engaging independent consultants to review account and transaction activity from June 1, 2005 to the effective date of the Order and to conduct a comprehensive review of FirstBank’s actions to implement the consent Order in order to assess the effectiveness of the policies, procedures and processes adopted by FirstBank; and appointing a compliance committee of the Board of Directors.
     Since the beginning of 2006, FirstBank has been refining core areas of its risk management and compliance systems, and to-date has instituted previous to this BSA Order, a significant number of measures required by the BSA consent Order. The BSA consent Order did not impose any civil or monetary penalties, and does not restrict FirstBank’s business operations.

     On April 13, 2006, the Corporation notified the NYSE that, given the delay in the filing of the Corporation’s 2005 Form 10-K, which required the postponement of the 2006 Annual Meeting of Stockholders, the Corporation was not going to distribute its annual report to shareholders by April 30, 2006. As a result, the Corporation is not in compliance with Section Rule 203.01, Annual Report Requirement, of the NYSE Listed Company Manual, which requires a listed company to distribute its annual report within 120 days after its fiscal year end.
     The NYSE’s Section 802.01E procedures apply to the Corporation given its failure to file the Form 10-K for the fiscal year ended December 31, 2005, which the NYSE explained in a letter dated April 3, 2006. These procedures contemplate that the NYSE will monitor a company that has not timely filed a Form 10-K. If the company does not file its annual report within six months of the filing due date, the NYSE may, in its sole discretion, allow the company’s securities to be traded for up to an additional six months depending on the company’s specific circumstances. If the NYSE determines that an additional trading period of up to six months is not appropriate, suspension and delisting procedures will be commenced. If the NYSE determines that an additional trading period of up to six months is appropriate and the company fails to file its annual report by the end of that additional period, suspension and delisting procedures will generally commence. The procedures provide that the NYSE may commence delisting proceedings at any time. The Corporation expects to file its 2005 Form 10-K within the six months after its filing due date.
Recent Legislation
     Act 41 of August 1, 2005 amended the Puerto Rico Internal Revenue Code by imposing a transitory additional tax of 2.5% on taxable income for all corporations. This transitory tax effectively increased the statutory tax rate from 39% to 41.5%. The Act is effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006, therefore, effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005.
     Puerto Rico Internal Revenue Code Act 89 of May 13, 2006 imposes a 2% additional income tax on income subject to regular taxes of all corporations operating pursuant to Act 55 of 1933 (The Puerto Rico Banking Act). The act will be effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006. Therefore, increasing the statutory tax for the 2006 taxable year to 43.5%.
     Act 98 of May 16, 2006 imposed an extraordinary 5% tax on the taxable income reported in the corporate tax return of corporations whose gross income exceeded $10 million for the taxable year ended on or before December 31, 2005. Covered taxpayers are required to file a special return and pay the tax no later than July 31, 2006. The extraordinary tax paid will be taken as a credit against the income tax of the entity determined for taxable years commencing after July 31, 2006, subject to certain limitations. Any unused credit may be carried forward to subsequent taxable years, subject to certain limitations.
Private Litigation
     Following the announcement of the Committee’s review, the Corporation and certain of its officers and directors and former officer and directors were named as defendants in five separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations” currently pending before the U.S. District Court for the District of Puerto Rico.
     Between November 8, 2005 and March 7, 2006 several shareholders of the Corporation commenced five separate derivative actions against certain current and former executive officers and directors of the Corporation. In these actions, the Corporation is included as a nominal defendant. These actions were filed pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and allege, among other things, a breach of fiduciary duty on behalf of the defendants. At present, all shareholder derivative actions have been consolidated into one case named “In Re: First BanCorp Derivative Litigation” currently pending before the U.S. District Court for the District of Puerto Rico.
Restatement
     On October 21, 2005, December 13, 2005, and March 17, 2006, the Corporation announced that it had concluded that the mortgage-related transactions that FirstBank entered into with Doral and R&G since 1999 do not qualify as sales for accounting purposes. As a consequence, the Corporation announced that management, with the concurrence of the Board, determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. In addition, the Corporation announced that it would also restate its financial statements to correct the accounting treatment used for certain interest rate swaps it accounted for as hedges using the short-cut method.
     Management has identified various material weaknesses in the Corporation’s internal controls over financial reporting. Refer to Item 9A “Controls and Procedures” in this Amended Form 10-K for additional information regarding the Corporation’s remediation plan under “Changes in Internal Control over Financial Reporting.”

Corporate Governance Changes
Changes in Senior Management
     In September 2005 following the announcement of the Audit Committee’s review, the Corporation implemented changes to its senior management. Specifically, the Board of Directors asked that Angel Alvarez-Pérez, then President, Chief Executive Officer and Chairman of the Board (the “Former CEO”), Annie Astor-Carbonell, then Chief Financial Officer and Director of the Board (the “Former CFO”), and Carmen Szendrey-Ramos, then General Counsel and Secretary of the Board (the “Former GC”), to resign. On September 30, 2005, the Corporation announced that the Former CEO had resigned from his management positions and that the Former CFO had resigned from her position as CFO. In October 2005, the Corporation terminated the Former GC.
     On September 30, 2005, Luis M. Beauchamp was appointed to serve as President and CEO of the Corporation; Aurelio Alemán to serve as Chief Operating Officer (“COO”) and Senior Executive Vice President; and Luis Cabrera-Marín to serve, on an interim basis, as CFO of the Corporation.
     On February 22, 2006, the Corporation announced the retention of Lawrence Odell as Executive Vice President and General Counsel of the Corporation and its subsidiary, FirstBank.
     On July 18, 2006, the Company’s Board of Directors appointed Fernando Scherrer as Executive Vice President and Chief Financial Officer of the Company, effective July 24, 2006. Mr. Scherrer had been working with the Corporation since October 2005 as a consultant in its reassessment of accounting issues and preparation of restated financial statements and other consulting matters.
Changes in Board Structure
     On September 30, 2005, the Corporation announced that the Former CEO retired from his positions as Chairman of the Board of Directors and a Director of the Corporation, effective December 31, 2005. Additionally, effective September 30, 2005, the Former CFO resigned from her position as a Director of the Corporation.
     On September 30, 2005, Luis Beauchamp and Aurelio Alemán were elected to the Board of Directors of the Corporation.
     On November 28, 2005, the Company announced that Fernando Rodríguez-Amaro was appointed as a Director and as an additional financial expert to serve in the Audit Committee. Thereafter, he was appointed Chairman of the Audit Committee effective January 1, 2006. In addition, the Board of Directors appointed José Menéndez-Cortada as Independent Lead Director effective February 15, 2006.
     On March 28, 2006, José Julián Alvarez, 72, informed the Corporation that he would resign from his position as director of the Corporation, effective March 31, 2006. Mr. Alvarez’s term as a director would have expired at the 2006 Annual Meeting of Stockholders and, given the Company’s retirement policy for the Board of Directors, Mr. Alvarez would not have been eligible for reelection.
Change in By-Laws
     On March 14, 2006, the Board of Directors of the Company approved an amendment to the Corporation’s By-Laws. As amended, Section 2 of Article I of the By-Laws provides that the Board of Directors will set a date and time for the annual meeting when the meeting cannot occur within 120 days after the Company’s fiscal year end because the Company cannot submit an annual report with audited financial statements to stockholders. The Board will set such date and time within a reasonable period after the Company submits an annual report with audited financial statements to stockholders. Prior to adoption of this amendment, Section 2 of Article I did not provide that the Board of Directors could set the date and time of the annual meeting. The amendment was effective upon approval by the Board.
Business Developments
     On March 13, 2005, the Corporation announced the closing of its acquisition of Ponce General Corporation, a Delaware corporation, and its subsidiaries, UniBank, a federal savings and loan association, and Ponce Realty Corporation, a Delaware corporation with real estate holdings in Florida. UniBank, which was headquartered in Miami, Florida, had 11 financial service facilities located in the Miami/Dade, Broward, Orange and Osceola counties of Florida. The Corporation subsequently changed the name of the acquired entities to FirstBank Florida.
     Following the Corporation’s announcement on October 21, 2005 that the SEC issued a formal order of investigation, Standard & Poors, a division of the McGraw-Hill Companies, Inc., Moody’s Investor Service (“Moody’s) and Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A. (“Fitch”) downgraded the Corporation’s and FirstBank’s ratings.
     On March 17, 2006, the Corporation announced that in the fourth quarter of 2005, R&G made a partial payment, which released capital allocated to the loans secured by the mortgage loans to R&G and that First BanCorp made a capital contribution to FirstBank of $110 million at the end of 2005.
     On May 31, 2006, the Corporation announced that its subsidiary, FirstBank, received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance in secured commercial loans resulting from the Corporation’s previously announced revised classification of several mortgage-related transactions with Doral. In addition, FirstBank and Doral entered into a sharing agreement with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that previously collateralized the commercial loans.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in Item 8:

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
(a)(2) Financial statement schedules.
     None.
(3) Exhibits
     Part I Items 2 and 4, Part II Items 9 and 9B, Part III Items 10, 11, 12, 13 and 14, and the Exhibit Index in Part IV Item 15, including certain Exhibits that were included in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 have not been included herein because they have not been amended. Copies may be obtained electronically through First BanCorp’s website at www.firstbankpr.com or from the Chief Accounting Officer, First BanCorp, 1519 Ponce de Leon Ave. PO Box 9146, San Juan, Puerto Rico 00908-0146. Part III Items 10, 11, 12, 13 and 14 were included in First BanCorp’s Definitive Proxy Statement used in connection with First BanCorp’s 2005 Annual Meeting of Stockholders.

Exhibit
Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sarbanes Oxley Act of 2002.
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sarbanes Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCORP.

By:	/s/ Fernando Scherrer Fernando Scherrer, CPA	Date: 09/26/06
Executive Vice President and
Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fernando Scherrer Fernando Scherrer, CPA	Date: 09/26/06
Executive Vice President and
Chief Financial Officer

/s/ Pedro Romero Pedro Romero, CPA	Date: 09/26/06
Senior Vice President and
Chief Accounting Officer