Form 10-K
period 2005-12-31
FIRST BANCORP /PR/
filed 2007-02-09
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
NONE
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2006 (the last day of the registrant’s most recently completed second quarter) was $763,121,000 based on the closing price of $9.30 per share of common stock on the New York Stock Exchange on June 30, 2006 (see Note 1 below).
     The number of shares outstanding of the registrant’s common stock, as of December 31, 2006 was:
Common stock, par value $1.00 – 83,254,056
     Note 1-The registrant had no nonvoting common equity outstanding as of June 30, 2006. In calculating the aggregate market value of the common stock held by non affiliates of the registrant, registrant has treated as common stock held by affiliates only common stock of the registrant held by its principal executive officer and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

FIRST BANCORP
2005 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
          As a result of the delay in completing First Bancorp’s amended Annual Report on Form 10-K for the year ended December 31, 2004, which included the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial data for each of the four quarters of 2004 and 2003, First Bancorp was unable to timely file with the Securities and Exchange Commission (“SEC”) this Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2006, June 30, 2006, March 31, 2006, September 30, 2005 and June 30, 2005. For information regarding the restatement of First Bancorp’s previously issued financial statements, see the Corporation’s Amendment No. 1 to Annual Report on Form 10-K/A (“Amended 2004 Form 10-K”) for the year ended December 31, 2004, which was filed with the SEC on September 26, 2006.

Forward Looking Statements
          This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K or future filings by First BanCorp with the Securities and Exchange Commission, in the Corporation’s press releases or in other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
          First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks arising from material weaknesses in the Corporation’s internal control over financial reporting;

•	risks associated with the Corporation’s inability to prepare and timely submit regulatory filings;

•	the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of all of the interest rate swaps that hedge the interest rate risk mainly relating to brokered certificates of deposit, medium-term notes, and commercial loans and the ineffectiveness of such hedges or the undesignated portion of such interest rate swaps;

•	credit and other risks of lending and investment activities;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with changing the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	risks associated with the ongoing shareholder litigation against the Corporation;

•	risks associated with the ongoing SEC investigation;

•	risks associated with being subject to the cease and desist order;

•	potential further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
          The Corporation does not undertake, and specifically disclaims any obligation, to update any “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

PART I
Item 1. Business
GENERAL
     First BanCorp (the “Corporation”) is a publicly-owned financial holding corporation that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank Puerto Rico (“FirstBank”). The Corporation is a full service provider of Financial services and products with operations in Puerto Rico, the United States and the US and British Virgin Islands.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. At December 31, 2005, the Corporation controlled four wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), FirstBank Insurance Agency, Inc., Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and Ponce General Corporation, Inc. (“Ponce General”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency, PR Finance Group is a domestic corporation and Ponce General is the holding company of a federally chartered stock savings association, FirstBank Florida. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. Within FirstBank, there are two separately regulated businesses: (1) the Virgin Islands operations; (2) the Miami loan agency. The U.S. Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank’s loan agency in the state of Florida is regulated by the Office of Financial Regulation of the State of Florida, the Federal Reserve Bank of Atlanta and Federal Reserve Bank of New York. As of December 31, 2005, the Corporation had total assets of $19.9 billion, total deposits of $12.4 billion and total stockholders’ equity of $1.2 billion.
     FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico. PR Finance Group is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico. FirstBank Florida is subject to the supervision, examination and regulation of the Office of Thrift Supervision (the “OTS”).
     At December 31, 2005, FirstBank conducted its business through its main offices located in San Juan, Puerto Rico, forty-six full service banking branches in Puerto Rico, fourteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Coral Gables, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico; First Leasing and Rental Corporation, a vehicle leasing and daily rental company with nine offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with thirty-seven offices in Puerto Rico; First Mortgage, Inc., a residential mortgage loan origination company with thirty offices in FirstBank branches and at stand alone sites; and FirstBank Overseas Corporation, an international banking entity under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico; First Insurance Agency VI, Inc., an insurance agency with three offices that sell insurance products in the USVI; First Trade, Inc., which provides foreign sales corporation management services with an office in the USVI and an office in Barbados; and First Express, a small loans company with three offices in the USVI.

     Business combinations
     On March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of Unibank and Ponce Realty. The purpose of the acquisition was to build a platform in Florida from which to initiate further expansion into the United States. As of the acquisition date, excluding the effect of purchase accounting entries, Ponce General had approximately $546.2 million in assets, $476.0 million in loans composed mainly of residential and commercial mortgage loans amounting to approximately $425.8 million, commercial and construction loans amounting to approximately $28.2 million and consumer loans amounting to approximately $22.1 million and $439.1 million in deposits. The consideration consisted mainly of payments made to principal and minority shareholders of Ponce General’s outstanding common stock at acquisition date. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $101.9 million. The purchase price resulted in a premium of approximately $36 million that was mainly allocated to core deposit intangibles and goodwill. The Corporation subsequently changed the name of Unibank to FirstBank Florida.
     FirstBank Florida is a federally chartered stock savings association which is headquartered in Miami, Florida (USA) and currently is the only operating subsidiary of Ponce General. FirstBank Florida provides a wide range of banking services to individual and corporate customers through its eight branches in Florida (USA).
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
     The Corporation has four reportable segments: Consumer (Retail), Commercial and Corporate Banking, Mortgage Banking and Treasury and Investments. These segments are described below:
Consumer
     The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. Loans to consumers include auto, credit card and personal loans. Deposit products include checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of the FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.
     Consumer lending growth has been mainly driven by auto loan originations. The growth of these portfolios has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which is the foundation of a successful auto loan generation operation. The Corporation continues to strengthen the commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation and which are managed as part of the consumer banking activities.
     Personal loans, and to a lesser extent marine financing and a small credit card portfolio also contribute to interest income generated on consumer lending. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards.

Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for the public sector and specialized industries such as healthcare, tourism, financial institutions, food and beverage, shopping centers and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of this portfolio is secured by commercial real estate. Although commercial loans involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains an effective credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including strong underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.
Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loans products. Originations are sourced through different channels such as branches, mortgage brokers, real estate brokers, and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the federal agency’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies. Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae and Freddie Mac programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster, simpler and at competitive prices.
     The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. From time to time, residential real estate conforming loans are typically sold to secondary buyers like Fannie Mae and Freddie Mac.
Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions designed to manage and enhance liquidity. This segment sells funds to Commercial and Corporate Banking, Mortgage Banking, and Consumer Lending segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Treasury and Investments are based on market rates.
     For information regarding First BanCorp’s reportable segments, please refer to note 32 “Segment Information” to the Corporation’s financial statements for the year ended December 31, 2005 included in Item 8 of this Form 10-K.
Employees
     At December 31, 2005, the Corporation and its subsidiaries employed 2,725 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.

RECENT SIGNIFICANT EVENTS
Audit Committee Review
     As previously announced on August 1, 2005, the Audit Committee (the “Committee”) of the Corporation determined that it should review the background and accounting for certain mortgage-related transactions that FirstBank had entered into between 1999 and 2005. The Committee retained the law firms of Clifford Chance U.S. LLP and Martínez Odell & Calabria and forensic accountants FTI Consulting Inc. to assist the Committee in its review. Subsequent to the announcement of the review, a number of significant events occurred, including the announcement of the restatement and other events described below. In August 2006, the Committee completed its review and the Amended 2004 Form 10-K for the fiscal year ended December 31, 2004 was filed with the SEC on September 26, 2006.
Governmental Action
     SEC
•	On August 23, 2005, the Corporation received a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. The inquiry pertains to, among other things, the accounting for mortgage-related transactions with Doral and R&G during the calendar years 1999 through 2005.

•	On October 21, 2005, the Corporation announced that the SEC issued a formal order of investigation in its ongoing inquiry of the Corporation. The Corporation has cooperated with the SEC in connection with this investigation.

•	On September 26, 2006, the Corporation filed with the SEC the Amended 2004 Form 10-K which included restated financial information for the fiscal years 2000 through 2004.

•	First BanCorp has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Corporation’s restatement, and has accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Corporation. Any settlement is subject to the approval of the Commissioners of the SEC. There can be no assurance that the Corporation’s efforts to resolve the SEC’s investigation with respect to the Corporation will be successful, or that the amount accrued will be sufficient, and the Corporation cannot predict at this time the timing or final terms of any settlement.
     Banking Regulators
•	Beginning in the Fall of 2005, the Corporation received inquiries from federal banking regulators regarding the status and impact of the restatement and related safety and soundness concerns.

•	On December 6, 2005, the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“Commissioner”) determined that the Corporation had exceeded the lending limit requirements of Section 17(a) of the Puerto Rico Banking Law which governs the amount a bank may lend to a single person, group or related entity. The Puerto Rico Banking Law also authorizes OCIF to determine other components which may be considered as part of a bank’s capital for purposes of establishing its lending limit. After consideration of other components, OCIF authorized the Corporation to retain the secured loans of Doral and R&G as it believed that these loans are secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Puerto Rico Banking Law.

•	On December 7, 2005, the Corporation was advised by the FDIC that the revised classification of the mortgage-related transactions for accounting purposes resulted in such transactions being viewed for regulatory capital purposes as commercial loans to mortgage companies rather than mortgage loans secured by one-to-four family residential properties. FirstBank then advised the FDIC that pursuant to regulatory requirements, the revised classification of the mortgage transactions and the correction of the accounting for the interest rate swaps would cause FirstBank to be slightly below the well-capitalized level, within the meaning established by the FDIC. On March 17, 2006, the Corporation announced that FirstBank had returned to the well-capitalized level. The partial payment made by R&G (described below under Business Developments) contributed to return to the well-capitalized level.

•	In reaction to these earlier events, in February 2006, the OTS imposed restrictions on FirstBank Florida. Under these restrictions, FirstBank Florida cannot make any payments to the Corporation or its affiliates pursuant to a tax-sharing agreement nor can FirstBank Florida employ or receive consultative services from an executive officer of the Corporation or its affiliates without the prior written approval of the OTS’ Regional Director. Additionally, FirstBank Florida cannot enter into any agreement to sell loans or any portions of any loans to the Corporation or its affiliates nor can FirstBank Florida make any payment to the Corporation or its affiliates via an intercompany account or arrangement unless pursuant to a pre-existing contractual agreement for services rendered in the normal course of business. Also, FirstBank Florida can not pay dividends to its parent, First BanCorp, without prior approval from the OTS.

•	On March 17, 2006, the Corporation announced that it had agreed with the Board of Governors of the Federal Reserve System to a cease and desist order issued with the consent of the Corporation (the “Consent Order”). The Consent Order addresses certain concerns of banking regulators relating to the incorrect accounting for and documentation of mortgage-related transactions with Doral and R&G. The Corporation had initially reported those transactions as purchases of mortgage loans when they should have been accounted for as secured loans to the financial institutions because as a legal matter, they did not constitute “true sales” but rather financing arrangements. The Corporation also announced that FirstBank had entered into a similar agreement with the FDIC and the Commissioner (referred to together with the Consent Orders as the “Consent Orders”). The agreements, signed by all parties involved, did not impose any restrictions on the Corporation’s or FirstBank’s day-to-day banking and lending activities.

The Consent Orders with banking regulators imposed certain restrictions and reporting requirements on the Corporation and FirstBank. Under the Consent Order, FirstBank may not directly or indirectly enter into, participate in, or in any other manner engage certain transactions with any affiliate without the prior written approval of the FDIC. The Consent Orders require the Corporation and FirstBank to take various affirmative actions, including engaging an independent consultant to review the mortgage portfolios and prepare a report including findings and recommendations, submitting capital and liquidity contingency plans, providing notice prior to the incurring of additional debt or the restructuring or repurchasing of debt, obtaining approval prior to purchasing or redeeming stock, filing amended regulatory reports upon completion of the restatement of financial statements, and obtaining regulatory approval prior to paying dividends after those payable in March 2006. The Cease and Desist Order requirements have been substantially completed and submitted to the Regulators as required by the Consent Orders.

•	FirstBank received a letter dated May 24, 2006 from the FDIC regarding FirstBank’s failure to file with the FDIC its Part 363 annual report for the fiscal year ended December 31, 2005. On June 12, 2006, FirstBank notified the FDIC that it intended to file an amended 2004 Part 363 annual report and its 2005 Part 363 annual report after the Corporation filed this 2005 Form 10-K with the SEC.

•	Subsequent to the effectiveness of the Consent Orders, the Corporation and FirstBank have requested and obtained written approval from the Federal Reserve Board and the FDIC for the payment of dividends by FirstBank to its holding company, and for the payment of dividends by the Corporation to the holders of its preferred stock, common stock and trust preferred stock. The written approvals have been obtained in accordance with the Consent Order requirements.

•	On August 29, 2006, the Corporation announced that its subsidiary, FirstBank, consented and agreed to the issuance of a Cease and Desist Order by the FDIC (the “Order”) relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (the “BSA Consent Order”). The BSA Consent Order requires FirstBank to take various affirmative actions, including that FirstBank operate with adequate management supervision and Board of Directors’ oversight to prevent any future unsafe or unsound banking practices or violations of law or regulation, on BSA related matters; implementing systems of internal controls, independent testing and training programs to ensure full compliance with BSA and laws and regulations enforced by the Office of Foreign Assets Control (“OFAC”); designating a BSA and OFAC Officer, and amending existing policies, procedures and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; engaging independent consultants to review account and transaction activity from June 1, 2005 to the effective date of the Order and to conduct a comprehensive review of FirstBank’s actions to implement the consent Order in order to assess the effectiveness of the policies, procedures and processes adopted by FirstBank; and appointing a compliance committee of the Board of Directors.

Since the beginning of 2006, FirstBank has been refining core areas of its risk management and compliance systems, and prior to this BSA Order has instituted a significant number of measures required by the BSA consent Order. The BSA consent Order did not impose any civil or monetary penalties, and does not restrict FirstBank’s current day-to-day banking operations.
New York Stock Exchange Listing

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

The NYSE’s Section 802.01E procedures apply to the Corporation given its failure to file the Form 10-K for the fiscal year ended December 31, 2005, which the NYSE explained in a letter dated April 3, 2006. These procedures contemplate that the NYSE will monitor a company that has not timely filed a Form 10-K. If the company does not file its annual report within six months of the filing due date, the NYSE may, in its sole discretion, allow the company’s securities to be traded for up to an additional six months depending on the company’s specific circumstances. If the NYSE determines that an additional trading period of up to six months is not appropriate, suspension and delisting procedures will be commenced. If the NYSE determines that an additional trading period of up to six months is appropriate and the company fails to file its annual report by the end of that additional period, suspension and delisting procedures will generally commence. The procedures provide that the NYSE may commence delisting proceedings at any time. On October 3, 2006, the Corporation announced that the New York Stock Exchange (NYSE) granted an extension for continued listing and trading on the NYSE through April 3, 2007, subject to the NYSE’s ongoing monitoring of the Corporation’s 2005 10-K filing efforts. With the filing of this 2005 Annual Report on Form 10-K on or prior to April 3, 2007, the Corporation will have complied with the extension granted by the NYSE.
Recent Legislation
•	Act 41 of August 1, 2005 imposed a transitory additional tax of 2.5% on taxable income for all corporations. This transitory tax effectively increased the statutory tax rate from 39% to 41.5%. Act 41 is effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006, and therefore is effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005.

•	Act 89 of May 13, 2006 imposed a 2% additional income tax on income subject to regular taxes of all corporations operating pursuant to Act 55 of 1933. Act 89 will be effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006 and therefore, increased the statutory tax for the 2006 taxable year to 43.5%. The statutory tax will revert to 39% for taxable years commencing after December 31, 2006.

•	Act 98 of May 16, 2006 imposed an extraordinary 5% tax on the taxable income reported in the corporate tax return of corporations whose gross income exceeded $10 million for the taxable year ended on or before December 31, 2005. Covered taxpayers were required to file a special return and pay the tax no later than July 31, 2006. The extraordinary tax paid will be taken as a credit against the income tax of the entity determined for taxable years commencing after July 31, 2006, subject to certain limitations. Any unused credit may be carried forward to subsequent taxable years, subject to certain limitations.
Private Litigation
•	Following the announcement of the Audit Committee’s review, the Corporation and certain of its officers and directors and former officers and directors were named as defendants in five (5) separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations” currently pending before the U.S. District Court for the District of Puerto Rico. The Corporation has been engaged in discussions with lead plaintiffs through private mediation proceedings. In connection with a potential settlement, the Corporation accrued $74.2 million in its consolidated financial statements for the year ended December 31, 2005. There can be no assurance that the amount accrued will be sufficient and the Corporation cannot predict at this time the timing or final terms of any settlement.

•	Between November 8, 2005 and March 7, 2006 several shareholders of the Corporation commenced five separate derivative actions against certain current and former executive officers and directors of the Corporation. In these actions, the Corporation was included as a nominal defendant. These actions were filed pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and alleged, among other things, a breach of fiduciary duty on behalf of the defendants. All shareholder derivative actions were consolidated into one case named “In Re: First BanCorp Derivative Litigation” which was dismissed on November 30, 2006 before the U.S. District Court for the District of Puerto Rico.
Restatement
•	On October 21, 2005, December 13, 2005, and March 17, 2006, the Corporation announced that it had concluded that the mortgage-related transactions that FirstBank entered into with Doral and R&G since 1999 did not qualify as “true sales” for accounting purposes. As a consequence, the Corporation announced on December 13, 2005 that management, with the concurrence of the Board of Directors, determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. In addition, the Corporation announced that it would also restate its financial statements to correct the accounting treatment used for certain interest rate swaps it accounted for as hedges using the short-cut method.

•	On September 26, 2006, the Corporation filed with the SEC the Amended 2004 Form 10-K for the fiscal year ended December 31, 2004, which includes restated financial information for the fiscal years 2000 through 2004.

•	The Corporation has taken a number of significant actions to remedy the material weaknesses in its internal controls during 2005 and has remedied some of the most pervasive weaknesses existing as of December 31, 2004. These steps have primarily taken place since December 31, 2005. Accordingly, First BanCorp’s management concluded that its internal control over financial reporting remained ineffective as of December 31, 2005 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A description of the material weaknesses existing as of December 31, 2005 is included in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

The Corporation developed and is implementing a plan for remedying all of the identified material weaknesses, and the work continues in 2007. As part of this remediation program, the Corporation has added skilled resources to improve controls and increase the reliability of the financial closing process.
Corporate Governance Changes
     Changes in Senior Management
•	In September 2005, following the announcement of the Audit Committee’s review, the Corporation implemented changes to its senior management. Specifically, the Board of Directors asked that Angel Alvarez-Pérez, then President, Chief Executive Officer and Chairman of the Board (the “Former CEO”), Annie Astor-Carbonell, then Chief Financial Officer and Director of the Board (the “Former CFO”), and Carmen Szendrey-Ramos, then General Counsel and Secretary of the Board (the “Former GC”), resign. On September 30, 2005, the Corporation announced that the Former CEO had resigned from his management positions and that the Former CFO had resigned from her position as CFO. In October 2005, the Corporation terminated the Former GC.

•	On September 30, 2005, the Board of Directors made the following appointments: Luis M. Beauchamp to serve as President and CEO of the Corporation; Aurelio Alemán to serve as Chief Operating Officer (“COO”) and Senior Executive Vice President; and Luis Cabrera-Marín to serve, on an interim basis, as CFO of the Corporation.

•	On February 22, 2006, the Corporation announced the retention of Lawrence Odell as Executive Vice President and General Counsel of the Corporation and its subsidiary, FirstBank.

•	On July 18, 2006, the Company’s Board of Directors appointed Fernando Scherrer as Executive Vice President and Chief Financial Officer of the Company, effective July 24, 2006. Mr. Scherrer had been working with the Corporation since October 2005 as a consultant in its reassessment of accounting issues and preparation of restated financial statements and other consulting matters.
     Changes in Board Structure
•	On September 30, 2005, the Corporation announced that the Former CEO retired from his positions as Chairman of the Board of Directors and as Director of the Corporation, effective December 31, 2005. Additionally, effective September 30, 2005, the Former CFO resigned from her position as Director of the Corporation.

•	On September 30, 2005, the Board of Directors of the Corporation elected Luis Beauchamp and Aurelio Alemán as Directors.

•	On November 28, 2005, the Corporation announced that the Board of Directors elected Fernando Rodríguez-Amaro as a Director and as an additional financial expert to serve in the Audit Committee. Thereafter, he was appointed Chairman of the Audit Committee effective January 1, 2006. In addition, the Board of Directors appointed José Menéndez-Cortada as Independent Lead Director effective February 15, 2006.

•	On March 28, 2006, José Julián Alvarez, 72, informed the Corporation that he would resign from his position as director of the Corporation, effective March 31, 2006. Mr. Alvarez’s term as a director would have expired at the 2006 Annual Meeting of Stockholders and, given the Company’s retirement policy for the Board of Directors, Mr. Alvarez would not have been eligible for reelection.
     Change in By-Laws
•	On March 14, 2006, the Board of Directors of the Corporation approved an amendment to the Corporation’s By-Laws. As amended, Section 2 of Article I of the By-Laws provides that the Board of Directors will set a date and time for the annual meeting of stockholders in circumstances that do not permit the meeting to occur within 120 days after the Corporation’s fiscal year end due to the Corporation’s inability to issue its annual report with audited financial statements. In such event, the Board will set such date and time within a reasonable period after the Corporation submits an annual report with audited financial statements to stockholders. Prior to adoption of this amendment, Section 2 of Article I did not provide that the Board of Directors could set the date and time of the annual meeting. The amendment was effective upon approval by the Board.

Business Developments
•	On March 13, 2005, the Corporation announced the closing of its acquisition of Ponce General Corporation, a Delaware corporation, and its subsidiaries, Unibank, a federal savings and loan association, and Ponce Realty Corporation, a Delaware corporation with real estate holdings in Florida. Unibank, headquartered in Miami, Florida, had 11 financial service facilities located in the Miami/Dade, Broward, Orange and Osceola counties of Florida. The Corporation subsequently changed the name of Unibank to FirstBank Florida.

•	Following the Corporation’s October 21, 2005 announcement that the SEC had issued a formal order of investigation, the major rating agencies downgraded the Corporation’s and FirstBank’s ratings in a series of actions. Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A. lowered the Corporation’s long-term senior debt rating from BBB- to BB and placed the rating on Rating Watch Negative. Standard & Poors, a division of the McGraw Hill Companies, Inc. lowered the long-term senior debt and counterparty rating of FirstBank, from BBB- to BB+ and placed the rating on Credit Watch Negative. Moody’s Investor Service lowered FirstBank’s long-term senior debt rating from Baa3 to Ba1 and placed the rating on negative outlook.

•	On March 17, 2006, the Corporation announced that in the fourth quarter of 2005, R&G made a partial payment of $137 million, which released capital allocated to the loans secured by the mortgage loans to R&G and that First BanCorp made a capital contribution to FirstBank of $110 million at the end of 2005.

•	On May 31, 2006, the Corporation announced that its subsidiary, FirstBank, received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance in secured commercial loans resulting from the Corporation’s previously-announced revised classification of several mortgage-related transactions with Doral. In addition, FirstBank and Doral entered into a sharing agreement with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that previously collateralized the commercial loans, subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages.
Disclosure Controls and Procedures and Internal Control over Financial Reporting
•	See Item 9A in this Form 10-K for information concerning management’s conclusion that, as of December 31, 2005, our disclosure controls and procedures were not effective as a result of the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting, see also therein the Remediation Plan initiated to correct identified material weaknesses and to further enhance the Corporation’s overall governance standards.
     Certain of these and other subsequent events were addressed in the Corporation’s Current Reports on Form 8-K filed with the SEC on August 25, 2005; October 5, 2005; October 26, 2005; November 29, 2005; December 13, 2005; February 22, 2006; March 20, 2006; June 1, 2006; July 24, 2006; August 29, 2006; September 26, 2006; October 4, 2006; October 6, 2006; October 24, 2006; November 3, 2006; December 5, 2006; December 28, 2006 and December 29, 2006.
WEBSITE ACCESS TO REPORT
     We make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website www.firstbankpr.com, (“Sobre nosotros” section, SEC Filings link), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     We also make available the Corporation’s corporate governance standards, the charters of the audit, compensation and benefits, corporate governance and nominating committees; and the codes mentioned below, free of charge on or through our internet website www.firstbankpr.com (“Sobre nosotros,” Governance Documents link):
•	Code of Ethics for Senior Financial Officers

•	Code of Ethics applicable to all employees

•	Independence Principles for Directors
     The corporate governance standards, and the aforementioned charters and codes may also be obtained free of charge by request to Mr. Lawrence Odell, Executive Vice President and General Counsel, PO Box 9146, San Juan, Puerto Rico 00908.
     As previously announced on December 13, 2005, First BanCorp determined that previously filed interim unaudited and annual audited financial statements should no longer be relied upon and that it needed to restate previously issued financial statements. The Corporation restated financial information for the periods from January 1, 2000 through December 31, 2004. Other than the Annual Report on Amended 2004 Form 10-K, the Corporation has not amended any of its previously filed reports. The consolidated financial statements and other financial information in First BanCorp’s previously filed reports for the dates and periods referred to above, other than the Amended 2004 Form 10-K should no longer be relied upon.
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
MARKET AREA AND COMPETITION
     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. At December 31, 2005, the Corporation also had a presence through its subsidiaries in the United States and British Virgin Islands and through its loan agency in Coral Gables, Florida. Through the acquisition of Ponce General Corporation, FirstBank has established a presence in Florida with the plan of future expansion into the United States market. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.
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

     The Corporation encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. The Corporation competes for loans with other financial institutions, some of which are larger and have greater resources available than those of the Corporation. Management believes that the Corporation has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive features, by pricing its products at competitive interest rates, by offering convenient branch locations, and by emphasizing the quality of its service. The Corporation’s ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt credit decisions. There can be no assurance that in the future the Corporation will be able to continue to increase its deposit base or originate loans in the manner or on the terms on which it has done so in the past.
SUPERVISION AND REGULATION
     On March 17, 2006, the Corporation announced that the Corporation and FirstBank consented to cease and desist orders with the Federal Reserve Board and the FDIC. For more information regarding these orders, see “Recent Significant Events – Governmental Action, Banking Regulatory Matters.”
     Bank Holding Company Activities and Other Limitations
     The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.
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
     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. At December 31, 2005, FirstBank and FirstBank Florida were the only depository institution subsidiaries of the Corporation. On March 31, 2005, the Corporation announced the acquisition, in an all-cash consideration merger transaction, of Ponce General Corporation, a Delaware corporation, and its subsidiaries, Unibank, a federal savings and loan association, and Ponce Realty Corporation, a Delaware corporation with real estate holdings in Florida. The Corporation subsequently changed the name of the acquired bank to FirstBank Florida. For additional information, see “Recent Significant Events – Business Developments.”

     The Gramm-Leach-Bliley Act revised and expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The Gramm-Leach-Bliley Act requires that in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank and complying with the following (and such compliance must continue while the entity is treated as a financial holding company): (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well managed as of the date the bank holding company files the election. All insured depository institutions controlled by the bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the depository institution’s most recent examination. In April 2000, the Corporation filed an election with the Federal Reserve Board and became a financial holding company.
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
     Under the Gramm-Leach-Bliley Act, if the Corporation fails to meet any of the requirements for being a financial holding company and is unable to resolve such deficiencies within certain prescribed periods of time, the Federal Reserve Board could require the Corporation to divest control of one or more of its depository institution subsidiaries or alternatively cease conducting financial activities that are not permissible for bank holding companies that are not financial holding companies.
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

     In addition to the establishment of an accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, SOA places restrictions on the scope of services that may be provided by accounting firms to their public corporation audit clients. Any non-audit services being provided to a public corporation audit client requires pre-approval by the corporation’s audit committee. In addition, SOA makes certain changes to the requirements for rotation of certain persons involved in the audit after a period of time. SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duties to the corporation’s chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
     Under SOA, longer prison terms may apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a corporation or its officers is extended; and bonuses issued to top executives prior to restatement of a corporation’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to corporations’ executives (other than loans by financial institutions permitted by federal rules or regulations) are prohibited. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any certain material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a corporation’s securities must report within two business days of the change.
     SOA increases responsibilities and codifies certain requirements related to audit committees of public companies and how they interact with the corporation’s “registered public accounting firm.” Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies are required to disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, the reasons why. A corporation’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a corporation if the corporation’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such corporation during the one-year period preceding the audit initiation date. SOA also prohibits any officer or director of a corporation or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of the corporation’s financial statements for the purpose of rendering the financial statements materially misleading.
     SOA also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report on Form 10-K. The law also requires the corporation’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the corporation’s internal controls and on the effectiveness of internal controls over financial reporting. Commencing with the 2004 Form 10-K (the “Original Filing”), the Corporation has been required to include an internal control report containing management’s assessment regarding the effectiveness of the Corporation’s internal control structure and procedures over financial reporting. The internal controls report includes a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internals controls over financial reporting based on management’s evaluation of them, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal controls over financial reporting. Both reports, by Management and the Independent Registered Public Accounting Firm, are being filed as part of the Annual Report on this Form 10-K.
     USA Patriot Act
     Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions are required to, among other things, identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Presently, only certain types of financial institutions (including banks, savings associations and money services businesses) are subject to final rules implementing the anti-money laundering program requirements of the USA Patriot Act.
     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institutions. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the USA Patriot Act and U.S. Treasury Department regulations. See “Recent Significant Events – Governmental Action and Banking Regulators” for information regarding recent issues relating to compliance with the Bank Secrecy Act.
     Privacy Policies
     Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and establish policies and procedures to protect customer data from unauthorized access. The Corporation and its subsidiaries have adopted policies and procedures in order to comply with the privacy provisions of the Gramm-Leach-Bliley Act and the regulations issued there under.
     State Chartered Non-Member Bank; Federal Savings Bank; Banking Laws and Regulations in General
     FirstBank is subject to extensive regulation and examination by the Commissioner and the FDIC, and is subject to certain requirements established by the Federal Reserve Board. FirstBank Florida is a federally regulated savings bank subject to extensive regulation and examination by the OTS and FDIC, and subject to certain Federal Reserve regulations. The federal and state laws and regulations which are applicable to banks and savings banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks, thrifts and bank holding companies, including FirstBank, FirstBank Florida and the Corporation. However, management is not aware of any current proposals by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of FirstBank, FirstBank Florida or the Corporation.
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
     There are periodic examinations by the Commissioner and the FDIC, or the OTS and the FDIC to test each bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.
     For a discussion of bank regulatory actions relating to FirstBank and FirstBank Florida, see the discussion under “Recent Significant Events – Governmental Action-Banking Regulators.”
     Dividend Restrictions
     The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Corporation’s net assets in excess of capital or in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that provides that bank holding companies should generally pay dividends only out of current operating earnings.
     At December 31, 2005, the principal source of funds for the Corporation is dividends declared and paid by its subsidiary, FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.
     In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.
     In addition, the Consent Orders impose certain restrictions on dividend payments. FirstBank, the insured institution, may not declare or pay dividends or any other form of payment representing a reduction in capital without the prior written approval of the FDIC. The FDIC will approve a dividend or any other form of payment representing a reduction in capital provided that the FDIC determines that such dividend or payment will not have an unacceptable impact on FirstBank’s capital position, cash flow, concentrations of credit, asset quality and allowance for loan and lease loss needs. Also, the

Corporation may not pay dividends or other payments without the permission of the Federal Reserve Bank.
     Limitations on Transactions with Affiliates and Insiders
     Certain transactions between financial institutions such as FirstBank and FirstBank Florida and affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and by Regulation W. An affiliate of a financial institution is any corporation or entity, which controls, is controlled by, or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent bank holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such financial institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such financial institution’s capital stock and surplus and (ii) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the financial institution or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
     The Gramm-Leach-Bliley Act provides that financial subsidiaries of banks be treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but provides that (i) the 10% capital limitation on transactions between the bank and such financial subsidiary as an affiliate not be applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings of the financial subsidiary. The Gramm-Leach-Bliley Act provides that: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; and (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.
     The Federal Reserve Board has adopted Regulation W which interprets the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
     In addition, Sections 22(h) and (g) of the Federal Reserve Act, implemented through Regulation O, place restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer, a greater than 10% stockholder of a financial institution, and certain related interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers. On December 6, 2006, the Federal Reserve Board announced the approval of, and invited public consent on, an interim rule amending Regulation O that will eliminate several statutory reporting and disclosure requirements relating to insider lending. The interim rule does not alter the substantial restrictions on loans by insured depository institutions to their insiders.
     The Consent Orders with banking regulators imposed some additional restrictions and reporting requirements on the Corporation and FirstBank. Under its Consent Order with the FDIC, FirstBank must not, directly or indirectly, enter into, participate, or in any other manner engage in any of the following transactions with any affiliate without the prior written approval of the FDIC: (i) a loan or extension of credit to the affiliate; (ii) a purchase of or an investment in securities issued by the affiliate; (iii) a purchase of assets, including assets subject to an agreement to repurchase, from the affiliate; (iv) the acceptance of securities issued by the affiliate as collateral security for a loan or extension of credit to any person or company; (v) the issuance of a guarantee, acceptance, or letter of credit, including an endorsement or standby letter of credit, on behalf of an affiliate; (vi) the sale of securities or other assets to an affiliate, including assets subject to an agreement to repurchase; (vii) the payment of money or furnishing of services to an affiliate under contract, lease or otherwise; (viii) any transaction in which an affiliate acts as agent or broker or receives a fee for its services to FirstBank; and (ix) any transaction or series of transactions with a third party if an affiliate has a financial interest in the third party, or an affiliate is a participant in such transaction or series of transactions. Under its Consent Order with the Federal Reserve Bank, the Corporation must report all covered transactions and not engage in insider transactions without the prior written approval of the Federal Reserve Bank.
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

     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2005, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.
     The federal banking agencies are currently analyzing regulatory capital requirements as part of an effort to implement the Basel Committee on Banking Supervision new capital adequacy framework for large, internationally active banking organizations (Basel II), as well as to update their risk-based capital standards to enhance the risk-sensitivity of the capital charges, to reflect changes in accounting standards and financial markets, and to address competitive equity questions that may be raised by U.S. implementation of the Basel II framework. Accordingly, the federal agencies, including the Federal Reserve and the FDIC, are considering several revisions to regulations issued in response to an earlier set of standards published by the Basel Committee in 1988 (Basel I). On September 25, 2006, the banking agencies proposed in a notice of proposal a new risk-based capital adequacy framework under Basel II. The framework is intended to produce risk-based capital requirements that are more risk-sensitive than the existing risk-based capital rules.
     FDIC Risk-Based Assessment System
     Under a new rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC will place each institution that it insures in one of four risk categories using a two-step process based first on capital ratios and then on other relevant information (the supervisory group assignment). Beginning in 2007, FDIC insurance premium rates will range between 5 and 43 cents per $100 in accessible deposits.
     FDIC Capital Requirements
     The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered non-member banks like FirstBank. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above. In addition, FirstBank Florida must comply with similar capital requirements adopted by OTS.
     The regulators require that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, weights used (range from 0% to 100%) are based on the risks inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed below under the 3.0% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and generally allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.
     The FDIC’s and OTS’ capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks from 4.0% to 5.0% or more. Under these regulations, the highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings and, in general, are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.
     In August 1995, the FDIC and OTS published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. In June 1996, the FDIC and OTS adopted a joint policy statement on interest rate risk. Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and a comprehensive risk management process that effectively identifies, measures, monitors and controls such interest rate risk.
     Failure to meet capital guidelines could subject an insured bank like to a variety of prompt corrective actions and enforcement remedies under the FDIA (as amended by FDICIA), including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and certain restrictions on its business. In general terms, undercapitalized depository institutions are prohibited from making any capital distributions (including dividends), are subject to restrictions on borrowing from the Federal Reserve System, are subject to growth limitations and are required to submit capital restoration plans.
     At December 31, 2005, FirstBank and FirstBank Florida were well capitalized. A bank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations.
     Set forth below are the Corporation’s, FirstBank’s and FirstBank Florida’s capital ratios at December 31, 2005, based on then existing Federal Reserve and FDIC guidelines.

		First BanCorp Banking Subsidiary
				Well-
			FirstBank	Capitalized
	First BanCorp	FirstBank	Florida	Minimum
Total capital (Total capital to risk-weighted assets)	10.72%	10.89%	10.97%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	9.71%	9.85%	10.65%	6.00%
Leverage ratio	6.72%	6.78%	7.99%	5.00%
     The Consent Orders entered into with banking regulators require the Corporation and FirstBank Puerto Rico to submit a capital plan to ensure that an adequate capital position is maintained by both FirstBank and the Corporation in light of the reclassification of the mortgage-related transactions as secured loans. The capital plan was submitted to regulators and is being periodically reviewed against actual results.

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
     FirstBank is a member of the FHLB of New York (FHLB-NY) and as such is required to acquire and hold shares of capital stock in that FHLB for a certain amount, which is calculated in accordance with the requirements set forth in applicable laws and regulations. FirstBank is in compliance with the stock ownership requirements of the FHLB-NY. All loans, advances and other extensions of credit made by the FHLB-NY to FirstBank are secured by a portion of FirstBank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by FirstBank.
     FirstBank Florida is a member of the FHLB of Atlanta and is subject to similar requirements as those of FirstBank.
     Ownership and Control
     Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, First Bancorp as the owner of FirstBank’s common stock is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The FDIC’s and OTS’ regulations implementing the CBCA are generally similar to those described above.
     The Puerto Rico Banking Law requires the approval of the Commissioner for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law.”

     Cross-Guarantees
     Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions liable to the FDIC, and any obligations of that bank to its parent corporation are subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. FirstBank and FirstBank Florida are currently the only FDIC insured depository institutions controlled by the Corporation and therefore subject to this guaranty provision.
     Standards for Safety and Soundness
     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. For additional information, see the discussion under “Recent Significant Events – Governmental Action, Banking Regulators.”
     Brokered Deposits
     FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2005, FirstBank was a well-capitalized institution and was therefore not subject to any limitations on brokered deposits.
     Puerto Rico Banking Law
     As a commercial bank organized under the laws of the Commonwealth, FirstBank is subject to supervision, examination and regulation by the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“Commissioner”) pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”). The Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, lending limitations, capital requirements, investment requirements and other aspects of FirstBank and its affairs. In addition, the Commissioner is given extensive rule making power and administrative discretion under the Banking Law.

     The Banking Law authorizes Puerto Rico commercial banks to conduct certain financial and related activities directly or through subsidiaries, including the leasing of personal property and operating a small loan corporation.
     The Banking Law requires every bank to maintain a legal reserve which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal), which are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received, (3) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreement to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time.
     The Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico. The Corporation’s restatement of previously issued financial statements (Form 10-K/A 2004) due to, among other corrections, the revised classification of mortgage-related transactions as secured commercial loans to Doral and R&G Financial, caused the transactions to be treated as two secured commercial loans, which were in excess of lending limits imposed by the Banking Law. FirstBank received a ruling from the Commissioner that results in FirstBank being considered in continued compliance with the loan to one borrower limitation.
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
     The Banking Law requires that Puerto Rico commercial banks prepare each year a balance summary of their operations, and submit such summary balance for approval at a regular meeting of stockholders, together with an explanatory report thereon. The Banking Law also requires that at least ten percent (10%) of the yearly net income of a Puerto Rico commercial bank be credited annually to a reserve fund.

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
     The Finance Board, which is composed of the Commissioner, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Economic Development Bank, the President of the Government Development Bank, and the President of the Planning Board, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. Accordingly, the regulations do not set a maximum rate for charges on retail installment sales contracts and for credit card purchases and set aside previous regulations which regulated these maximum finance charges. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.
     International Banking Act of Puerto Rico (“IBE Act”)
     The business and operations of the First BanCorp IBE, FirstBank IBE and FirstBank Overseas Corporation are subject to supervision and regulation by the Commissioner. Under the IBE Act, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.
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
     Puerto Rico Income Taxes
     Under the Puerto Rico Internal Revenue Code of 1994 (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Corporation, and each of its subsidiaries are subject to a maximum statutory corporate income tax rate of 39% or an alternative minimum tax (“AMT”) on income earned from all sources, whichever is higher. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. The Code provides for a dividend received deduction of 100% on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.
     In computing the interest expense deduction, the Corporation’s interest deduction will be reduced in the same proportion that the average exempt assets bear to the average total assets. Therefore, to the extent that the Corporation holds certain investments and loans which are exempt from Puerto Rico income taxation, part of its interest expense will be disallowed for tax purposes.
     The Corporation has maintained an effective tax rate lower than the maximum statutory tax rate of 41.5% (39% plus a 2.5% transitory tax) as of December 31, 2005, mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with income from the international banking divisions (IBE) of the Corporation and the Bank and by the Bank’s subsidiary, FirstBank Overseas Corporation. The IBE, and FirstBank Overseas Corporation were created under the IBE Act, which provides for Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Pursuant to the provisions of Act No. 13 of January 8, 2004, the IBE Act was amended to impose income tax at regular rates on IBEs that operate as units of a bank, to the extent that the IBEs net income exceeds 40% of the bank’s total net taxable income (including net income generated by the IBE unit) for the taxable year that commenced on July 1, 2003, 30% for the taxable year that commenced on July 1, 2004 and 20% for taxable years commencing in July 1, 2005, and thereafter. These amendments apply only to IBEs that operate as units of a bank; they do not impose income tax on an IBE that operates as a subsidiary of a bank.
     Puerto Rico Banking Law Act 41 of August 1, 2005 amended the Puerto Rico Internal Revenue Code by imposing a transitory additional tax of 2.5% on net taxable income for all corporations. This transitory tax effectively increased the statutory tax rate from 39% to 41.5%. The Act became effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006 and therefore is effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005.
     Puerto Rico Internal Revenue Code Act 89 of May 13, 2006 imposed a 2% additional income tax on income subject to regular taxes of all corporations operating pursuant to Act 55 of 1933 (The Puerto Rico Banking Act). Act 89 will be effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006 and therefore, increased the statutory tax for the 2006 taxable year to 43.5%. The statutory tax will revert to 39% for taxable years commencing after December 31, 2006.
     United States Income Taxes
     The Corporation is also subject to federal income tax on its income from sources within the United States and on any item of income that is, or is considered to be, effectively connected with the active conduct of a trade or business within the United States. The U.S. Internal Revenue code provides for tax exemption of portfolio interest received by a foreign corporation from sources within the United States, therefore, the Corporation is not subject to federal income tax on certain U.S. investments which qualify under the term “portfolio interest”.
     Insurance Operations Regulation
     FirstBank Insurance Agency, Inc. is registered as an insurance agency with the Insurance Commissioner of Puerto Rico and is subject to regulations issued by the Insurance Commissioner relating to, among other things, licensing of employees, sales, solicitation and advertising practices, and to the FDIC as to certain consumer protection provisions mandated by the Gramm-Leach-Bliley Act and its implementing regulations.
     Community Reinvestment
     Under the Community Reinvestment Act (“CRA”), federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low and moderate-income residents, consistent with their safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and take such record and rating into account on their evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank and FirstBank Florida received a “satisfactory” CRA rating in its most recent examination by the FDIC.
     Mortgage Banking Operations
     FirstBank is subject to the rules and regulations of the Federal Housing Administration (“FHA”), U.S. Department of Veteran Affairs (“VA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Housing and Urban Development (“HUD”) and Government National Mortgage Association (“GNMA”) with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products.
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
     Recent Legislation
     Act 89 of May 13, 2006 imposed a 2% additional income tax on the net income subject to regular taxes of all corporations operating pursuant to Act 55 of 1933 (The Puerto Rico Banking Act). The Act became effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006, and therefore, increased the statutory tax for the 2006 taxable year to 43.5%. The statutory tax will revert to 39% for taxable years commencing after December 31, 2006.
     Act 98 of May 16, 2006 imposed an extraordinary 5% tax on the net taxable income reported in the corporate tax return of corporations whose gross income exceeded $10 million for the taxable year ended on or before December 31, 2005. Covered taxpayers were required to file a special return and pay the tax no later than July 31, 2006. The extraordinary tax paid will be taken as a credit against the income tax of the entity determined for taxable years commencing after July 31, 2006, subject to certain limitations. Any unused credit may be carried forward to subsequent taxable years.
     On December 22, 2006, Law No. 283 was approved, amending the Section 27 of Law No. 55 of May 12, 1933, as amended. This law clarifies the process for the determination of loan losses by financial institutions in the Commonwealth of Puerto Rico, stipulating that accrued interest on loans past due 90 days or more should be excluded from income, except on loans collateralized by mortgages, where interest past due not exceeding one year, could be included as part of income given proper disclosure of the fact that they have not been collected. It also requires that loans past due 365 days for which no interest was collected during the periods be charged to losses, except on collateralized and under legal collection efforts, which will be charged to losses up to their net realizable value.
Item 1A. Risk Factors
     Certain risk factors that may affect the Corporation’s future results of operations are discussed below.
Risks Relating to the 2004 Restatement Process
     First BanCorp is subject to the ongoing regulatory investigation by the SEC
     On August 25, 2005, the Corporation announced the receipt of a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. The inquiry relates to, among other things, the accounting for mortgage loans purchased by the Corporation from two other financial institutions during the calendar years 1999 through 2004. On October 21, 2005, the Corporation announced that the SEC had issued a formal order of investigation into the accounting for the mortgage–related transactions with Doral and R&G.
     First BanCorp has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Corporation’s restatement, and has accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Corporation. Any settlement is subject to the approval of the Commissioner of the SEC. There can be no assurance that the Corporation’s efforts to resolve the SEC’s investigation with respect to the Corporation will be successful, or that the amount accrued will be sufficient, and the Corporation cannot predict at this time the timing or final terms of any settlement.
     Pending litigation could adversely affect First BanCorp’s results of operations
     As a consequence of the accounting review and restatement, the Corporation is subject to pending class-action proceedings (refer to “Recent Significant Events” above). Following the announcement of the Audit Committee’s review, the Corporation and certain of its officers and directors and former officers and directors were named as defendants in five separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations” currently pending before the U.S. District Court for the District of Puerto Rico. The Corporation has been engaged in discussions with lead plaintiffs through private mediation proceedings. The Corporation has accrued $74.2 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement. There can be no assurance that the amount accrued will be sufficient and the Corporation cannot predict at this time the timing or final terms of any settlement.
     Between November 8, 2005 and March 7, 2006 several shareholders of the Corporation commenced five separate derivative actions against certain current and former executive officers and directors of the Corporation. In these actions, the Corporation was included as a nominal defendant. These actions were filed pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and alleged, among other things, a breach of fiduciary duty on behalf of the defendants. All shareholder derivative actions were consolidated into one case named “In Re: First BanCorp Derivative Litigation” which was dismissed on November 30, 2006 before the U.S. District Court for the District of Puerto Rico.
     Banking regulators could take adverse action against the Corporation or its banking subsidiaries as a result of the Consent Orders
     The Corporation is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The Corporation is a bank holding company that qualifies as a financial holding corporation. As such, the Corporation is permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. To continue to qualify as a financial holding corporation, each of the Corporation’s banking subsidiaries must continue to qualify as “well capitalized” and “well managed.” As of December 31, 2005, the Corporation and its banking subsidiaries continue to satisfy all applicable capital guidelines. This, however, does not prevent banking regulators from taking adverse actions against the Corporation or its banking subsidiaries as a result of the Consent Orders or related internal control matters. If the Corporation were not to continue to qualify as a financial holding corporation, it might be required to discontinue certain activities and may be prohibited from engaging in new activities without prior regulatory approval.
     Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. Failure of the Corporation or FirstBank to remain in compliance with the terms of the Consent Orders could result in the imposition of additional cease and desist orders and/or in monetary penalties.
     Downgrades in the Corporation’s credit ratings could potentially increase the cost of borrowing funds
     Following the Corporation’s announcement on October 21, 2005 that the SEC had issued a formal order of investigation, the major rating agencies downgraded the Corporation’s and FirstBank’s ratings in a series of actions. Fitch Ratings, Ltd. lowered the Corporation’s long-term senior debt rating from BBB- to BB and placed the rating on Rating Watch Negative. Standard & Poors lowered the long-term senior debt and counterparty rating of FirstBank, from BBB- to BB+ and placed the rating on Credit Watch Negative. Moody’s Investor Service lowered FirstBank’s long-term senior debt rating from Baa3 to Ba1 and placed the rating on negative outlook. These or further downgrades may adversely affect the Corporation’s and FirstBank’s ability to access capital and will likely result in more stringent covenants and higher interest rates under the terms of any future indebtedness.
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

     Management has identified several material weaknesses in the Corporation’s internal controls over financial reporting
     The Corporation’s management has concluded that the Corporation’s internal controls over financial reporting were not effective at December 31, 2005 as a result of several material weaknesses described in this Form 10-K. A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of this Form 10-K along with the Corporation’s remediaton plan.
     There is a lack of public disclosure concerning the Corporation
     The Corporation has not yet filed with the SEC its quarterly reports on Form 10-Q for the fiscal quarters ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006. In addition, it needs to file an Amended quarterly report in Form 10Q for fiscal quarter ended March 31, 2005. The Corporation expects to file these reports or the financial information required by these reports as soon as practicable after the filing of this Form 10-K. Until the Corporation files these quarterly reports, there will be limited public information available concerning the Corporation’s most recent results of operations and financial condition.
     Failure to comply with reporting covenants under debt arrangements may result in the acceleration of payment obligations
     Under certain debt instruments and notes, the Corporation is required to timely file its periodic reports with the appropriate counterparty holders. The Corporation has not yet filed its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2005 (Amended), June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 (the “Delayed Reports”).
     The Corporation is not currently in default as the counterparty holders have extended the timing required for the filing of the Delayed Reports until December 31, 2006 or later. However, if the Corporation were to default on the filing of the delayed reports, the counterparty holders will have the right to accelerate the maturity of the debt arrangements which amount to approximately $165 million.
     The Corporation’s delay in filing all required reports may adversely affect its ability to attract customers, investors and employees
     The Corporation’s ability to attract customers and investors may be adversely affected by its delay in filing all the required reports and the risks and uncertainties that delay may suggest. This delay may also have an adverse effect on the Corporation’s ability to attract and retain key employees and management personnel.
Risks Relating to the Corporation’s Business
     Fluctuations in interest rates may impact the Corporation’s results of operations
     Increases in interest rates are the primary market risk affecting the Corporation. Interest rates are highly sensitive to many factors, such as governmental monetary policies and domestic and international economic and political conditions that are beyond the control of the Corporation.
     Since the year 2004, interest rates have been increasing and this may negatively affect the following areas of the Corporation’s business:

•	The net interest income;

•	The value of owned securities, including interest rate swaps; and

•	the volume of loans originated, particularly mortgage loans.
     Increases in interest rates may reduce net interest income
     Increases in short-term interest rates may reduce net interest income, which is the principal component of the Corporation’s earnings. Net interest income is the difference between the amount received by the Corporation on its interest-earning assets and the interest paid by the Corporation on its interest-bearing liabilities. When interest rates rise, the Corporation must pay more in interest on its liabilities while the interest earned on its assets does not rise as quickly. This may cause the Corporation’s profits to decrease.
     Increases in interest rates may reduce the value of holdings of securities, including interest rate swaps
     Fixed-rate securities and the interest rate swaps entered into by the Corporation are generally subject to decreases in market value when interest rates rise, which would require recognition of a loss, thereby potentially affecting adversely the results of operations.
     Increases in interest rates may reduce demand for mortgage and other loans
     Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact the Corporation’s profits by reducing the amount of loan origination income.
     In addition, the Corporation’s net interest margin may be negatively impacted prospectively by the excess liquidity from cash receipts from Doral and R&G for the repayment of secured loans to these institutions. The negative impact could be the result of reinvestment of proceeds in lower yielding assets until a planned deleverage of the Corporation’s financial statement of condition is completed.
     The Corporation is subject to default risk on loans, which may adversely affect its results
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans it originates. The Corporation establishes provisions for loan losses, which lead to reductions in its income from operations, in order to maintain its allowance for inherent loan losses at a level which its management deems to be appropriate based upon an assessment of the quality of its loan portfolio. Although the Corporation’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of inherent loan losses or that the Corporation will not have to increase its provisions for loan losses in the future as a result of future increases in non performing loans or for other reasons beyond its control. Any such increases in the Corporation’s provisions for loan losses or any loan losses in excess of its provisions for loan losses would have an adverse effect on the Corporation’s future financial condition and results of operations.
     The Corporation’s business concentration in Puerto Rico imposes risks
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. The Corporation’s financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political or economic developments, natural disasters, etc. could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, and reduce the value of the Corporation’s loans and loan servicing portfolio.

These factors could materially and adversely affect the Corporation’s financial condition and results of operations. As a result of the reclassification of purchases of mortgage loans, the Corporation had substantial secured loans to local financial institutions in the amount of $3.7 billion and $3.8 billion in 2005 and 2004, respectively. On May 31, 2006, the Corporation announced that its subsidiary, FirstBank, received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance in secured commercial loans resulting from the Corporation’s previously-announced revised classification of several mortgage-related transactions with Doral.
     First BanCorp is subject to risks associated with the Commonwealth of Puerto Rico’s temporary budget crisis
     Due to a budget impasse, the Commonwealth of Puerto Rico (the “Commonwealth”) closed all public agencies on May 1, 2006, except those related to safety, health and other essential services. All agencies were subsequently opened two weeks later and a budget approval by the Legislature was signed into law by the Governor, Aníbal Acevedo Vilá. Subsequently, Moody’s Investors Service downgraded the Commonwealth’s general obligation bond rating to Baa3 from Baa2, and kept the rating on Watchlist for possible further downgrade.
     According to Moody’s, this action reflects the Commonwealth’s strained financial condition, and ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. A fiscal reform has been recently approved, where the House and Senate approved a tax reform authorizing a 7% sales tax, with the option, if expected revenues do not materialize, to raise it to 8% after December 2006. Notwithstanding, significant budget deficits and fiscal imbalance could continue in the coming years. Any significant adverse political or economic developments in Puerto Rico resulting from the budget impasse could have a negative impact on the Corporation’s future financial condition and results of operations.
     Rating downgrades on the Government of Puerto Rico’s debt obligations may affect the Corporation’s credit exposure
     Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations.
     In May 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and put the credit on “watchlist” for possible further downgrades. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated just below investment grade at Ba1. Moody’s commented that this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Standard & Poor’s Rating Services (“S&P”) still rates the Government’s general obligations two notches above junk at BBB, and the Commonwealth’s appropriation bonds and some of the subordinated revenue bonds BBB-, a category that continues to be investment-grade rated.
     In July 2006, S&P and Moody’s affirmed their credit ratings on the Commonwealth debt, and removed the debt from their respective watch lists, thus reducing the possibility of an immediate additional downgrade. These actions resulted after the Government approved the budget for the 2007 fiscal year, which runs from July 2006 through June 2007 and included the adoption of a new sales tax. Revenues from the sales tax are to be dedicated primarily to fund the government’s operating expenses, and to a lesser extent, to repay government debt and fund local municipal governments.

     Both rating agencies maintained the negative outlook for the Puerto Rico obligation bonds. Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank of Puerto Rico will be key determinants of future rating stability and restoration of a stable long-term outlook. Also, the inability to agree on future fiscal year Commonwealth budgets could result in ratings pressure from the rating agencies.
     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the fallout from the recent budgetary crisis and a possible ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations.
     First Bancorp’s credit quality may be adversely affected by Puerto Rico’s current economic condition
     The slowdown on the island’s growth rate, which appears to have started in 2005 according to the Puerto Rico Planning Board statistics, has continued in 2006. Manufacturing has declined in overall activity for 2006 as compared to the same period in 2005, for the first time since 2002.
     Construction remained relatively weak during 2006, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. However, it did manage to expand very modestly versus the prior-year period. The value of construction permits during the fiscal year ending June 2006 declined 4.3%, with most of the drop coming from the public sector. Retail sales during the six months ending June 2006 also reflected the uncertainty prevalent at the time related to the Commonwealth’s fiscal situation, as well as increased oil and utility prices. Sales registered a decline of 1.9% as compared to the same period in 2005, as the months surrounding the temporary government shutdown were particularly affected. The unemployment rate was 9.6% as of October 2006.
     Tourism is the one sector that has been resilient. Activity in the sector has expanded consistently since 2004, and in the 2006 fiscal year ending June 2006 it registered the strongest increase in four years. Factors that may be boosting the tourism sector are geo-political tensions throughout the world, a relative benign hurricane season for the past two years, and a relatively firm U.S. economy.
     In general, it is apparent that in 2006 the Puerto Rican economy continued its trend of decreasing growth and ended the first half of the year with minimal momentum, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
     The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Corporation.
     A prolonged economic slowdown or a decline in the real estate market in the U.S mainland could harm the results of operations of FirstMortgage
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. Any decline in residential mortgage loan originations in the market could also reduce the level of mortgage loans the Corporation may produce in the future and adversely impact our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past several years, residential real estate values in some areas of the U.S. mainland have increased greatly, which has contributed to the recent rapid growth in the residential mortgage industry, particularly with respect to refinancings. If residential real estate values decline, this could lead to lower volumes and higher losses across the industry, adversely impacting our mortgage business.
     The actual rates of delinquencies, foreclosures and losses on loans could be higher during economic slowdowns. Rising unemployment, higher interest rates or declines in housing prices tend to have a greater negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could harm the Corporation’s ability to sell loans, the prices the Corporation’s receives for loans, the values of mortgage loans held-for-sale or residual interests in securitizations, which could harm the Corporation’s financial condition and results of operations. In addition, any material decline in real estate values would weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, the Corporation will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.
     Changes in regulations and legislation could have a financial impact on First BanCorp
     As a financial institution, the Corporation is subject to the scrutiny of various regulatory and legislative bodies. Any change in regulations and/or legislation, whether in the United States or Puerto Rico, could have a financial impact on the results of operations of the Corporation.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     At December 31, 2005, First BanCorp owned the following three main offices located in Puerto Rico:
     Main offices:
1.	Headquarter Offices – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking lot and an adjacent parking lot are owned by the Corporation.

2.	EDP & Operations Center – A five story structure located at 1506 Ponce de León Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

3.	Consumer Lending Center – A three story building with a three-level parking lot located at 876 Muñoz Rivera Avenue, corner Jesús T. Piñero Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.

In addition, during 2006, First BanCorp purchased the following office located in Puerto Rico:

	1130	Muñoz Rivera – a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities will be remodeled and expanded to accommodate branch operations, data processing,

administrative and headquarter offices. FirstBank expects to commence occupancy in the fourth quarter of 2007.
     In addition, the Corporation owned 28 branch and office premises and an auto lot and leased 107 branch premises, loan and office centers and other facilities. All of these premises are located in Puerto Rico and in the U.S. and British Virgin Islands and Florida. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.
Item 3. Legal Proceedings
     During 2005 and 2006, the Corporation became subject to various legal proceedings, including regulatory investigations and civil litigation, as a result of the restatement of 2004 financial information. For information on these proceedings, see “Recent Significant Events — Governmental Action” and “Recent Significant Events – Private Litigation”, above.
     Additionally, the Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of the Corporation’s management, except as described in the Recent Significant Events section above, the pending and threatened legal proceedings for which management is aware will not have a material adverse effect on the financial condition or results of operations of the Corporation.
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
     The following were the directors whose terms of office continued:

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
     In September 2005, following the announcement of the Audit Committee’s review, the Corporation implemented changes to its senior management. Specifically, the Board of Directors asked for the resignation of Angel Alvarez-Pérez, then President, Chief Executive Officer and Chairman of the Board and Annie Astor-Carbonell, then Chief Financial Officer and Director of the Board. On September 30, 2005, the Corporation announced that the Former CEO had resigned from his management positions effective September 30, 2005 and would retire as a director effective December 31, 2005 and that the Former CFO had resigned from her position as CFO and as a director effective September 30, 2005.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market and Holders Information
     The Corporation’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol FBP. On December 31, 2006 and 2005, there were 566 and 589, respectively, holders of record of the Corporation’s common stock.
     The following table sets forth the high and low prices of the Corporation’s common stock for the periods indicated as reported by the NYSE. This table reflects the effect of the June 2005 stock split.

Quarter ended	High	Low	Last
2006:
December	$10.79	$9.39	$9.53
September	11.15	8.66	11.06
June	12.22	8.90	9.30
March	13.15	12.20	12.36

2005:
December	$15.56	$10.61	$12.41
September	26.07	16.50	16.92
June	21.31	17.31	20.08
March	32.26	20.78	21.13

2004:
December	$32.43	$23.65	$31.76
September	24.93	19.81	24.15
June	21.34	17.57	20.38
March	21.66	19.50	20.80

2003:
December	$20.16	$15.62	$19.78
September	15.99	14.18	15.38
June	15.84	13.73	13.73
March	14.00	11.36	13.49
     First BanCorp has five outstanding series of non convertible preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share),

8.35% noncumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share), 7.40% noncumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share), 7.25 % noncumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share) and 7.00% noncumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively “Preferred Stock”), which trade on the NYSE.
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
     The NYSE’s Section 802.01E procedures apply to the Corporation given its failure to file the Form 10-K for the fiscal year ended December 31, 2005, which the NYSE explained in a letter dated April 3, 2006. These procedures contemplate that the NYSE will monitor a company that has not timely filed a Form 10-K. If the company does not file its annual report within six months of the filing due date, the NYSE may, in its sole discretion, allow the company’s securities to be traded for up to an additional six months depending on the company’s specific circumstances. If the NYSE determines that an additional trading period of up to six months is not appropriate, suspension and delisting procedures will be commenced. If the NYSE determines that an additional trading period of up to six months is appropriate and the company fails to file its annual report by the end of that additional period, suspension and delisting procedures will generally commence. The procedures provide that the NYSE may commence delisting proceedings at any time. On October 3, 2006, the Corporation announced that the New York Stock Exchange (NYSE) granted an extension for continued listing and trading on the NYSE through April 3, 2007, subject to the NYSE’s ongoing monitoring of the Corporation’s 2005 10-K filing efforts. With the filing of this 2005 Form 10-K on or prior to April 3, 2007, the Corporation will have complied with the extension granted.
     Dividends
     The Corporation has a policy of paying quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.07 per share for each quarter of 2005, $0.06 per share for each quarter of 2004 and $0.06 per share for each quarter of 2003. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.
     The Puerto Rico Internal Revenue Code requires the withholding of income tax from dividend income derived by resident U.S. citizens, special partnerships, trusts and estates and non-resident U.S. citizens, custodians, partnerships, and corporations from sources within Puerto Rico.
     Resident U.S. Citizens
     A special tax of 10% is imposed on eligible dividends paid to individuals, special partnerships, trusts, and estates to be applied to all distributions unless the taxpayer specifically elects otherwise. Once this election is made it is irrevocable. However, the taxpayer can elect to include in gross income the eligible distributions received and take a credit for the amount of tax withheld. If the taxpayer does not make this election on the tax return, then he can exclude from gross income the distributions received and reported without claiming the credit for the tax withheld.

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
Equity Compensation Plan Disclosure
     The following summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2005:

	(A)	(B)	(C)
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding Securities
Plan category	Options	Outstanding Options	Reflected in Column (A))
Equity compensation plans approved by stockholders:
Stock Option Plans	5,316,410	$13.28	2,031,013

Sub-total	5,316,410	$13.28	2,031,013

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	5,316,410	$13.28	2,031,013

Item 6. Selected Financial Data
     The following table presents consolidated financial and operating information for the Corporation as of the dates indicated. This information should be read in conjunction with the audited financial statements and the notes thereto.

SELECTED FINANCIAL DATA
(Dollars in thousands except for per share and financial ratios results)

	2005	2004	2003	2002	2001
Condensed Income Statements: Year ended
Total interest income	$1,067,590	$690,334	$549,466	$550,107	$526,841
Total interest expense (1)	635,271	292,853	297,528	235,575	292,067
Net interest income	432,319	397,481	251,938	314,532	234,774
Provision for loan losses	50,644	52,800	55,915	62,302	61,030
Other income	63,077	59,624	106,798	48,785	40,773
Other operating expenses	315,132	180,480	164,630	132,811	120,522
Income before income tax provision and cumulative effect of accounting change	129,620	223,825	138,191	168,204	93,995
Provision for income tax	15,016	46,500	18,297	35,342	15,002
Income before cumulative effect of accounting change	114,604	177,325	119,894	132,862	78,993
Cumulative effect of accounting change	—	—	—	—	(1,015)
Net income	114,604	177,325	119,894	132,862	77,978
Per Common Share Results (2): Year ended
Income before cumulative effect of accounting change diluted	$0.90	$1.65	$1.09	$1.32	$0.78
Cumulative effect of accounting change	—	—	—	—	(0.01)
Net income per common share diluted	$0.90	$1.65	$1.09	$1.32	$0.77
Net income per common share basic	$0.92	$1.70	$1.12	$1.34	$0.77
Cash dividends declared	$0.28	$0.24	$0.22	$0.20	$0.18
Average shares outstanding	80,847	80,418	79,988	79,802	79,702
Average shares outstanding diluted	82,771	83,010	81,966	81,106	80,288
Balance Sheet Data: End of year
Loans and loans held for sale	$12,685,929	$9,697,994	$7,041,056	$5,635,023	$4,306,963
Allowance for possible loan losses	147,999	141,036	126,378	111,911	91,060
Investments	6,702,892	5,699,201	5,368,123	3,728,669	3,827,481
Total assets	19,917,651	15,637,045	12,679,042	9,625,110	8,331,382
Deposits	12,463,752	7,912,322	6,771,869	5,445,714	4,100,233
Borrowings	5,750,197	6,300,573	4,634,237	3,238,369	3,414,236
Total common equity	647,741	654,233	523,722	455,522	326,379
Total equity	1,197,841	1,204,333	1,073,822	816,022	594,879
Book value per common share	8.01	8.10	6.54	5.70	6.14
Selected Financial Ratios (In Percent): Year ended
Net income to average total assets	0.64	1.30	1.15	1.51	1.16
Net income to average total equity	8.98	15.73	13.31	18.63	14.80
Net income to average common equity	10.23	23.75	18.21	29.49	19.83
Average total equity to average total assets	7.09	8.28	8.64	8.11	7.84
Dividend payout ratio	30.46	14.10	19.66	15.00	22.51
Efficiency ratio (3)	63.61	39.48	45.89	36.56	43.74
Common Stock Price: End of year	$12.41	$31.76	$19.78	$11.30	$9.50
Offices:
Number of full service branches	68	57	54	54	48

1-	Includes the changes in fair value of interest rate swaps that hedge brokered certificates of deposit.

2-	Amounts presented were recalculated, when applicable, to retroactively consider the effect of the June 30, 2005 common stock split.

3-	Other operating expenses to the sum of net interest income and other income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp. (“the Corporation” or “First BanCorp”) and should be read in conjunction with the audited financial statements and the notes thereto.
Description of Business
     First BanCorp and subsidiaries (“the Corporation”) is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers. First BanCorp is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”), Ponce General Corporation (the holding company of FirstBank Florida) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, United States and British Virgin Islands and in the state of Florida (USA) specializing in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, vehicle rental, insurance agency services and international banking.
     On March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of Unibank a thrift subsidiary, and Ponce Realty, with a total of eleven financial service facilities in the state of Florida. The purpose of the acquisition was for First BanCorp to build a platform in Florida to consider further expansion into the United States. The Corporation subsequently changed the name of Unibank to FirstBank Florida.
     The Corporation’s results of operations are sensitive to fluctuations in interest rates. Changes in interest rates can materially affect key earnings drivers such as the volume of loan originations, net interest income earned, and gains/losses on investment security holdings. The Corporation manages interest rate risk on an ongoing basis through asset/liability management strategies which have included the use of various derivative instruments. The Corporation also manages credit risk inherent in its loan portfolios through its underwriting, loan review and collection functions. The Corporation’s business activities and credit exposures are mainly concentrated in Puerto Rico. Consequently, its financial condition and results of operations are dependent on the economic conditions as well as changes in legislation on the Island.
Forward Looking Statements
          This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K or future filings by First BanCorp with the Securities and Exchange Commission, in the Corporation’s press releases or in other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
          First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks arising from material weaknesses in the Corporation’s internal control over financial reporting;

•	risks associated with the Corporation’s inability to prepare and timely submit regulatory filings;

•	the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of all of the interest rate swaps that hedge the interest rate risk mainly relating to brokered certificates of deposit, medium-term notes, and commercial loans and the ineffectiveness of such hedges or the undesignated portion of such interest rate swaps;

•	credit and other risks of lending and investment activities;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with changing the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	risks associated with the ongoing shareholder litigation against the Corporation;

•	risks associated with the ongoing SEC investigation;

•	risks associated with being subject to the cease and desist order;

•	potential further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
          The Corporation does not undertake, and specifically disclaims any obligation, to update any “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
Internal Control over Financial Reporting
     The Corporation has taken a number of significant actions to remedy the material weaknesses in its internal controls during 2005, First BanCorp’s management concluded that its internal control over financial reporting remained ineffective as of December 31, 2005 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A description of the material weaknesses existing as of December 31, 2005 is included in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K.
     The Corporation developed and is implementing a plan for remedying all of the identified material weaknesses, and the work continues in 2007. As part of this remediation program, the Corporation has added skilled resources to improve controls and increase the reliability of the financial closing process.

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Total assets at December 31, 2005 and 2004 were $19.9 billion and $15.6 billion, respectively. The growth was mainly driven by increases in the Corporation’s loan and investment portfolios. Net loans increased 31% to $12.5 billion, when compared to the previous year, resulting from strong commercial loan originations in Puerto Rico, increases in construction loans disbursed by the Corporation’s Florida loan agency, residential mortgages and consumer loans originations and the acquisition of FirstBank Florida, which loan portfolio is mainly composed of residential and commercial mortgages. The increases were partially offset by decreases in secured loans to local financial institutions. Total investments increased $1 billion from 2004, mainly attributable to purchases of money-market investments government agency securities and mortgage-backed securities during 2005. Deposits at December 31, 2005 and 2004 were $12.5 billion and $7.9 billion, respectively, the increase is mainly attributed to issuances of brokered certificates of deposit which were used mainly to fund loan originations.
     Net income was $114.6 million or $0.92 per common share (basic) and $0.90 per common share (diluted) for 2005, compared to $177.3 million or $1.70 per common share (basic) and $1.65 per common share (diluted) for 2004 and $119.9 million or $1.12 per common share (basic) and $1.09 per common share (diluted) for 2003. Even though the Corporation’s interest income increased significantly as compared to 2004, net income was significantly impacted by negative changes in the fair value of derivative instruments, the flat to inverted interest rate yield curve, the increase in operating expenses, including those legal, accounting and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal liabilities, such as those related to the class action litigation and the SEC investigation, and a significantly higher current provision for income taxes mainly due to both an increase in taxable assets and an unfavorable impact resulting from a change in the Puerto Rico statutory tax rate. For 2005 as compared to 2004, net income decreased by $62.7 million or $0.75 per common share (diluted), and for 2004 as compared to 2003, net income increased by $57.4 million or $0.56 per common share (diluted). The earnings volatility for the reported years is mainly attributable to the non-cash valuation through earnings of interest rate swaps that economically hedge brokered certificates of deposit that were not designated under hedge accounting in 2005, 2004 and 2003, and to the class action and SEC related accruals recorded in 2005. The Corporation obtained a return on average assets of 0.64% compared to 1.30% for 2004 and 1.15% for 2003 and a return on common equity of 10.23% for 2005 compared to 23.75% for 2004 and 18.21% for 2003.
     While the yield on earning assets increased as compared to 2004, the cost of interest bearing liabilities increased as well, thereby decreasing the net interest margin as compared to 2004. Total yield on earning assets on a taxable equivalent basis, excluding the impact of changes in the fair value of derivatives, was 6.45% for 2005 as compared to 5.68% for 2004. The increase is mainly attributed to the re-pricing and origination of commercial loans at higher rates. The average cost of funds rate, excluding the impact of the change in the fair value of derivatives, for 2005 was 3.58% compared to 2.62% for 2004. The increase in cost of funds as compared to 2005 is the result of increases in rates, given the re-pricing of variable rate liabilities and the origination of new debt at higher rates, as well as a reduction in the benefit realized from interest exchanged on interest rate swaps that economically hedge brokered certificates of deposit.
     The interest earned on earning assets is computed on a tax equivalent basis; both the yield on earning assets and cost of funds rate exclude the impact of the change in the fair value of derivatives. When adjusted on a taxable equivalent basis and excluding valuation changes, yields on taxable and exempt assets are comparable. The excluded changes in the fair value of derivative instruments, mainly interest rate swaps, are non-cash temporary adjustments that do not affect economically the Corporation’s yield on earnings assets and funding cost, but that affected materially the reported net interest income.

The changes in the fair value of derivatives are mainly composed of changes in the fair value of interest rate swaps economically hedging brokered certificates of deposit. Refer to the “Net Interest Income” section of this Management’s Discussion and Analysis for further information.
     The provision for loan losses decreased by $2.2 million to $50.6 million in 2005, when compared to the prior year. The net charge offs as a percentage of average loans decreased to 0.39% from 0.48%.
     Other income for 2005 increased by $3.5 million as compared to 2004. The increase is mainly attributable to net gains realized in the year 2005 from investment activities. The net gains amounted $12.3 million and $9.5 million in 2005 and 2004, respectively. The increase is also in part attributable to increases in commission income from the Corporation’s insurance businesses and increases in other service charges on loans as a result of a larger volume of insurance and loans transactions during 2005, partially offset by decreases in other commissions and fees and no gain on the sale of credit card portfolio in 2005 as compared to 2004.
     On August 1, 2005, the Audit Committee of the Corporation determined that the Committee should review the background and accounting for certain mortgage-related transactions that FirstBank had entered into between 1999 and 2005. Following the announcement of the Committee’s review, the Corporation and certain of its officers and directors were named as defendants in separate class actions filed late in 2005. The class actions were subsequently consolidated. The Corporation has been engaged in discussions with lead plaintiffs through private mediation proceedings. The Corporation accrued $74.25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement on the class action suit. In addition, the Corporation has accrued $8.5 million in connection with a potential settlement of the SEC’s investigation of the Corporation related to matters identified on the Amended 2004 Form 10-K. There can be no assurance that the amounts accrued for the SEC investigation and the class action suit will be sufficient and the Corporation cannot predict at this time the timing or final terms of any settlement. In addition, the Corporation and certain of its former officers and directors were named as defendants in separate shareholder derivative actions which were subsequently consolidated into one case. These derivative actions were dismissed on November 30, 2006.
     Operating expenses increased by $134.6 million from $180.5 million in 2004 to $315.1 million in 2005. The increase as compared to 2004 is mainly attributable to $82.75 million of accruals recorded related to the class action litigation and the SEC investigation. In addition, operating expenses increased due to personnel and occupancy costs to support the Corporation’s growth, increases related to the acquisition of FirstBank Florida, increases in professional fees and strong advertising and business promotion costs to support new products and services.
Critical Accounting Policies and Practices
     The accounting principles of the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States and to general practices within the banking industry. The Corporation’s critical accounting policies relate to the 1) allowance for loan losses; 2) other-than-temporary impairments; 3) income taxes; 4) investment securities classification and related values; 5) valuation of financial instruments and 6) derivative financial instruments. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently have greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Allowance for Loan Losses
     The Corporation maintains the allowance for loan losses at a level that management considers adequate to absorb losses inherent in the loan portfolio. The allowance for loan losses is an accounting policy that requires the most significant judgments and estimates used in the preparation of the consolidated financial statements. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. Groups of small balance and homogeneous loans are collectively evaluated for impairment. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are individually considered homogeneous and each portfolio is evaluated collectively for impairment. In estimating the allowance for loan losses, management uses historical information about loan losses as well as other factors including the effects on the loan portfolio of current economic indicators and their probable impact on the borrowers, information and trends on charge-offs, non-accrual loans, changes in underwriting policies, risk characteristics relevant to the particular loan category and delinquencies. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Accordingly, the measurement of impairment for loans evaluated individually involves assumptions by management as to the amount and timing of cash flows to be recovered and of appropriate discount rates. When the loans are collateral dependent, the fair value of the collateral is based on an independent appraisal that may also involve estimates of future cash flows and appropriate discount rates or adjustments to comparable properties.
Other-than-temporary impairments
     The Corporation evaluates its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including but not limited to, the length of time and extent to which the fair value has been less than its cost basis and the Corporation’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Corporation also considers, among other factors, the obligor’s repayment ability on its bond obligations and its cash and capital generation ability. Any change in the factors evaluated to determine the need for an impairment charge could have an impact on that decision.
Income Taxes
     The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution. As of

December 31, 2005, there were no open income tax investigations. Information regarding income taxes is included in Note 26 to the Corporation’s audited financial statements.
     The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change (see Note 26 to the consolidated audited financial statements).
     SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In the 2005 third quarter, the P.R. legislature passed and the governor signed into law a temporary two-year surtax of 2.5% applicable to corporations. The surtax is applicable to taxable years after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%.
Investment Securities Classification and Related Values
     Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (HTM) securities are stated at amortized cost. Debt and equity securities classified as trading securities are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as HTM or trading, except for equity securities which do not have readily available fair values, are classified as available-for-sale (AFS). Securities AFS are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income (a component of stockholders’ equity). Investments in equity securities that do not have publicly and readily determinable fair values are classified as other equity securities in the statement of financial condition and carried at the lower of cost or realizable value.
     The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, prepayment speeds and discount rates.
Valuation of Financial Instruments
     The Corporation holds fixed income and equity securities, derivatives, investments and other financial instruments. The Corporation holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks.
     A substantial part of these assets and liabilities are reflected at fair value on the Corporation’s financial statement of condition. Fair values are determined in the following ways:
•	externally verified via comparison to quoted market prices or third-party broker quotations;

•	by using models that are verified by comparison to third-party broker quotations or other third-party sources; or

•	by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices.
     Changes in the valuation of the derivatives instruments flow through the income statement. Changes in the valuation of available-for-sale assets generally flow through other comprehensive income, which is a component of equity on the balance sheet. A full description of the Corporation’s related policies and procedures can be found in Notes 4, 5 and 31 to the Consolidated Audited Financial Statements.
Derivative Financial Instruments
     The Corporation enters into derivatives instruments as fair value hedges or cash flow hedges of its assets or liabilities and into standalone derivatives economically hedging its assets or liabilities. Before entering into a derivative transaction, the Corporation analyzes the costs, risks, returns, accounting treatment and the impact on the Corporation’s financial statements.
     To qualify for hedge accounting, the Corporation makes sure all hedges meet all of the following criteria:
•	The derivatives used as hedges must be linked to a specific asset or liability that affects earnings and the hedging relationship must be documented at inception as required by SFAS 133. The hedging relationship documentation must include which instrument is the hedging instrument and which specific asset or liability it is hedging, the nature of the risk being hedged, the Corporation’s risk management objective or strategy, the method the Corporation will use to assess and measure effectiveness (prospectively and retrospectively), and the method the Corporation will use to measure hedge ineffectiveness.
•	Throughout the term of the hedge, the Corporation expects the hedging instrument to be highly effective in offsetting changes in the fair value or cash flow of the hedged item.
•	The Corporation recognizes the ineffectiveness from mismatches in terms and other factors on the Consolidated Statement of Income.
     For all hedging relationships, the changes in the fair value of the derivative instrument and the changes in fair value of the asset or liability being hedged are recognized on the Consolidated Statement of Income, only remaining in the then-current-period earnings the gains and losses related to the ineffectiveness of the hedge. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying for hedge accounting under SFAS 133 are reported in the then-current-period earnings. At December 31, 2005, the Corporation has no derivative instruments designated under hedge accounting.
Recent Accounting Pronouncements
          The Financial Accounting Standards Board (FASB), its Emerging Issues Task Force (EITF) and the SEC have issued the following accounting pronouncements and Issue discussions relevant to the Corporation’s operations:
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This interpretation expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements that could result in improper amounts of assets or liabilities. While a misstatement may not be considered material for the period in which it occurred, it may be considered material in a subsequent year if the corporation where to correct the misstatement through current period earnings. SAB 108 requires a materiality evaluation based on all relevant quantitative and qualitative factors and the quantification of the misstatement using a balance sheet and income statement approach to determine materiality. SAB 108 is effective for periods ending after November 15, 2006. The Corporation does not expect a material effect on its financial condition and results of operations upon adoption of SAB 108.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for periods beginning after November 15, 2007. The Corporation is currently evaluating the effects, if any, that the proposed statement may have on its future financial condition and results of operations.
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
     In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. This Statement requires that servicing assets and servicing liabilities be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. This Statement is effective for periods beginning after September 15, 2006. The

Corporation does not expect to have a material effect on its future financial condition and results of operations upon adoption of this Statement.
     In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement allows fair value measurement for any hybrid financial instrument that contains an embedded derivative requiring bifurcation. It also establishes a requirement to evaluate interests in securitized financial assets to establish whether the interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after September 15, 2006. The Corporation does not expect to have a material effect on its future financial condition and results of operations upon adoption of this Statement.
     In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle unless it is impracticable to do so; in which case the earliest period for which retrospective application is practicable should be applied. If it is impracticable to calculate the cumulative effect of a change in accounting principle, the Statement requires prospective application as of the earliest date practicable. This Statement does not change the guidance in APB Opinion No. 20 with regard to the reporting of the correction of an error, or a change in accounting estimate. The Statement’s purpose is to improve the comparability of financial information among periods. FAS No. 154 is effective for fiscal years beginning after December 15, 2005.
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
          The effective date of this standard is the first annual period that begins after June 15, 2005. The Corporation implemented SFAS 123R for stock option grants subsequent to December 31, 2005. The adoption of the statement had similar effects to those presented in the proforma information for years 2003 through 2005 presented in Note 1 to the corporation’s audited financial statements.
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
     The final FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaced the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other than temporary impairment guidance, such as SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The adoption of this statement did not have a material effect to the Corporation’s financial condition and results of operations.
Results of Operations
     The Corporation’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on interest earning assets, including investment securities and loans, and the interest expense on interest bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest earning assets and interest bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations are also affected by the provision for loan losses, operating expenses (such as personnel, occupancy and other costs), other income (mainly service charges and fees on loans), the result of derivatives activities, gains on sale of investments and loans, and income taxes.
Net Interest Income
          Net interest income increased to $432.3 million for 2005 from $397.5 million in 2004 and $251.9 million in 2003. The increase in net interest income for the year 2005 was mainly driven by the increase in the average volume of interest earnings assets of $4.3 billion attributable primarily to the growth in the Corporation’s loan and investment portfolios, especially commercial loan and residential real estate loan portfolios and government agency securities. In addition to volume increases, higher yield on loans favorably impacted net interest income. These positive factors were partially offset by higher cost of funds and negative changes in the valuation of derivative instruments, mainly interest rate swaps that economically hedge brokered certificates of deposit.
          The following table includes a detailed analysis of net interest income. Part I presents average volumes and rates on a tax equivalent basis, excluding the impact of changes in the fair value of derivatives, (please refer to explanation below regarding changes in the fair value of derivative instruments). Part II presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s net interest income. The analysis is also on a tax equivalent basis and excluding changes in the fair value of derivatives. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rates), and changes in rate (changes in rate multiplied by old volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and changes in rate based upon their respective percentage of the combined totals. Changes in the fair value of derivative instruments recorded as part of interest income and interest expenses are excluded from the analysis (refer to explanation below regarding changes in the fair value of derivative instruments, mainly interest rate swaps).
Part I

Year ended December 31,	Average volume			Interest Income (1) / expense			Average rate (1)
	2005	2004	2003	2005	2004	2003	2005	2004	2003
			(Dollars in thousands)
Earning assets:
Money market investments	$636,114	$308,962	455,242	$22,191	$3,736	$4,707	3.49%	1.21%	1.03%
Government obligations (2)	2,493,725	2,061,280	851,140	166,724	132,324	47,873	6.69%	6.42%	5.62%
Mortgage-backed securities	2,738,388	2,729,125	2,256,790	152,813	154,233	114,750	5.58%	5.65%	5.08%
Corporate bonds	48,311	57,462	181,063	2,487	(425)	6,795	5.15%	-0.74%	3.75%
FHLB stock	71,588	56,698	40,447	3,286	974	1,206	4.59%	1.72%	2.98%
Equity securities	50,784	43,876	34,158	1,686	511	703	3.32%	1.16%	2.06%

Total investments (3)	6,038,910	5,257,403	3,818,840	349,187	291,353	176,034	5.78%	5.54%	4.61%

Residential real estate loans	1,813,506	1,127,525	947,450	121,066	78,889	71,065	6.68%	7.00%	7.50%
Construction loans	710,753	379,356	314,588	52,300	19,396	14,824	7.36%	5.11%	4.71%
Commercial loans	7,171,366	5,079,832	3,688,419	395,280	188,330	140,626	5.51%	3.71%	3.81%
Finance leases	243,384	183,924	149,539	22,263	17,822	15,387	9.15%	9.69%	10.29%
Consumer loans	1,570,468	1,244,386	1,188,730	191,071	157,465	161,145	12.17%	12.65%	13.56%

Total loans (4)	11,509,477	8,015,023	6,288,726	781,980	461,902	403,047	6.79%	5.76%	6.41%

Total earning assets	$17,548,387	$13,272,426	$10,107,566	$1,131,167	$753,255	$579,081	6.45%	5.68%	5.73%

Interest-bearing liabilities:
Interest bearing checking accounts	$376,360	$317,634	$259,438	$4,730	$3,688	$3,426	1.26%	1.16%	1.32%
Savings accounts	1,092,938	1,020,228	922,875	12,572	10,938	11,849	1.15%	1.07%	1.28%
Certificates of deposit	8,386,463	5,065,390	4,133,919	306,687	118,626	107,336	3.66%	2.34%	2.60%

Interest bearing deposits	9,855,761	6,403,252	5,316,232	323,989	133,252	122,611	3.29%	2.08%	2.31%
Other borrowed funds	5,001,384	4,235,215	2,964,417	207,503	144,924	112,984	4.15%	3.42%	3.81%
FHLB advances	890,680	1,056,325	633,693	32,756	27,668	19,418	3.68%	2.62%	3.06%

Total interest bearing liabilities	$15,747,825	$11,694,792	$8,914,342	$564,248	$305,844	$255,013	3.58%	2.62%	2.86%

Net interest income				$566,919	$447,411	$324,068

Interest rate spread							2.87%	3.06%	2.87%
Net interest margin							3.23%	3.37%	3.21%

(1)	On a tax equivalent basis. The tax equivalent yield was computed by dividing the interest rate spread on exempt assets by (1- Puerto Rico statutory tax rate of 41.5%) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparative. Changes in the fair value of derivative instruments are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Valuation in investments available-for-sale is excluded from the average volumes.

(4)	Non-accruing loans are included in the average balances, however, uncollected interest on these loans is excluded from this analysis.

Part II

	2005 compared to 2004			2004 compared to 2003
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest income on earning assets:
Money market investments	$6,638	$11,817	$18,455	$(1,641)	$670	$(971)
Government obligations	28,722	5,678	34,400	76,815	7,636	84,451
Mortgage-backed securities	521	(1,941)	(1,420)	25,764	13,719	39,483
Corporate bonds	(400)	3,312	2,912	(2,622)	(4,598)	(7,220)
FHLB stock	314	1,998	2,312	382	(614)	(232)
Equity Securities	93	1,082	1,175	157	(349)	(192)

Total investments	35,888	21,946	57,834	98,855	16,464	115,319

Residential real estate loans	46,896	(4,719)	42,177	13,053	(5,229)	7,824
Construction loans	21,896	11,008	32,904	3,235	1,337	4,572
Commercial loans	94,838	112,112	206,950	52,318	(4,614)	47,704
Finance leases	5,601	(1,160)	4,441	3,434	(999)	2,435
Consumer loans	40,468	(6,862)	33,606	7,294	(10,974)	(3,680)

Total loans	209,699	110,379	320,078	79,334	(20,479)	58,855

Total interest income	245,587	132,325	377,912	178,189	(4,015)	174,174

Interest expense on interest bearing liabilities:
Deposits	91,917	98,820	190,737	23,846	(13,205)	10,641
Other borrowed funds	28,779	33,800	62,579	45,960	(14,020)	31,940
FHLB advances	(5,215)	10,303	5,088	12,011	(3,761)	8,250

Total interest expense	115,481	142,923	258,404	81,817	(30,986)	50,831

Change in net interest income	$130,106	$(10,598)	$119,508	$96,372	$26,971	$123,343

          A portion of the Corporation’s interest earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt, under Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the Puerto Rico statutory income tax rate. The computation considers the interest expense disallowance required by Puerto Rico tax law. Total interest income, excluding changes in the fair value of derivatives includes tax equivalent adjustments of $61.2 million, $64.3 million and $31.0 million for 2005, 2004 and 2003, respectively. Refer to explanation below on derivative instruments valuations.
          On a tax equivalent basis, net interest income, excluding changes in the fair value of derivative instruments, increased to $566.9 million for 2005 from $447.4 million for 2004, and $324.1 million for 2003. The interest rate spread and net interest margin amounted to 2.87% and 3.23%, respectively, for 2005, as compared to 3.06% and 3.37%, respectively, for 2004 and to 2.87% and 3.21%, respectively, for 2003.
     The exclusion of unrealized changes in the fair value of derivative instruments (mainly changes in the fair value of interest rate swaps) from the detailed analysis of net interest income provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the financial instrument have no effect on interest due or interest earned on interest bearing assets or interest bearing liabilities, respectively, or on interest payments exchanged with swap counterparties. In addition, since the Corporation intends to hold the interest rate swaps until they mature because, economically, the interest rate swaps are satisfying their intended results, the unrealized changes in fair value will reverse over the remaining lives of the swaps.
          The following table reconciles the interest income on a tax equivalent basis set forth in Table I above to interest income set forth in the Consolidated Statements of Income:

The following table summarizes the components of interest income:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest income on a tax equivalent basis	$1,131,167	$753,255	$579,081
Less: tax equivalent adjustments	(61,166)	(64,258)	(30,994)
Plus: net unrealized (loss) gain on derivatives (economic hedges)	(2,411)	1,337	1,379

Total interest income	$1,067,590	$690,334	$549,466

The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	2005	2004	2003
	(Dollars in thousands)
Unrealized gain (loss) on derivatives (economic hedges):
Interest rate caps	$(4,039)	$16	$—
Interest rate swaps on corporate bonds	823	2,858	1,591
Interest rate swaps on loans	805	(1,537)	(212)

Net unrealized (loss) gain on valuations (economic hedges)	$(2,411)	$1,337	$1,379

          The following table summarizes the components of interest expense for the years ended December 31, 2005, 2004 and 2003. As mentioned before, the net interest margin analysis excludes the changes in the fair value of interest rate swaps.
The following table summarizes the components of interest expense:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest expense on interest bearing liabilities	$620,774	$416,852	$324,489
Net interest realized on interest rate swaps	(71,650)	(124,883)	(82,343)
Amortization of broker placement fees	15,096	12,942	12,867
Amortization of medium-term notes placement fees	28	933	—

Interest expense excluding unrealized loss (gain) on derivatives (economic hedges)	564,248	305,844	255,013
Net unrealized loss (gain) on derivatives (economic hedges)	71,023	(12,991)	42,515

Total interest expense	$635,271	$292,853	$297,528

The following table summarizes the components of the unrealized loss (gain) on derivatives (economic hedges) which are included in interest expense:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Unrealized loss (gain) on derivatives (economic hedges):
Interest rate swaps on brokered certificates of deposit	$69,163	$(13,408)	$42,515
Interest rate swaps on medium-term notes	1,860	417	—

Net unrealized loss (gain) on derivatives (economic hedges)	$71,023	$(12,991)	$42,515

     Interest income on interest earning assets primarily represents interest earned on loan receivables and investment securities.
     Interest expense on interest bearing liabilities primarily represents interest due on brokered CDs, branch-based deposits, repurchase agreements and notes payable.

     Net interest realized on interest rate swaps primarily represents net interest exchanged on pay-float swaps that economically hedge brokered CDs and medium-term notes.
     The amortization of broker placement fees represents the amortization of fees paid upon issuance to brokers selling the related financial instruments (i.e., brokered CDs).
     Unrealized gains or losses on derivatives (economic hedges) mainly represent changes in the fair value of interest rate swaps that economically hedge assets (i.e., loans and corporate bonds) or liabilities (i.e., brokered CDs and medium-term notes).
          As shown on the tables above, the results of operations for the year 2005 were significantly impacted mainly by negative changes in the valuation of interest rate swaps that economically hedge brokered certificates of deposit and medium-term notes; the change in the valuation of interest rate swaps recorded as part of interest expense was negative $71.0 million (2004- positive $12.9 million, 2003- negative $42.5 million). These are non-cash changes in the value of these derivatives that the Corporation intends to hold to their maturity, therefore, the unrealized changes will reverse as the instruments approach maturity.
          Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to economically hedge brokered certificates of deposit and medium-term notes. Refer to the “Derivative Activities” section of this discussion for a detail of the notional amounts of derivative instruments and other information. As is the case with cash securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
2005 compared to 2004
          On a tax equivalent basis, interest income, excluding the changes in the fair values of derivative instruments, increased by $377.9 million for 2005 as compared to 2004. The tax equivalent yield on interest earning assets increased by 77 basis points, 6.45% for 2005 as compared to 5.68% for 2004. The tax equivalent yield on the loan portfolio increased 103 basis points to 6.79% for 2005 as compared to 5.76% for 2004, mainly due to the re-pricing of variable rate commercial loans and the origination of new commercial loans at higher rates, and the tax equivalent yield on the investment portfolio increased 24 basis points to 5.78% as compared to 5.54% for 2004, due to the re-investment of proceeds from prepayments on mortgage-backed securities and larger volume of new investments in higher yielding long-term securities.
          Significant volume increases in the Corporation’s loan portfolio, mainly in the commercial and residential real estate portfolios, and significant rate increases in the commercial loans portfolio contributed significantly to interest income for 2005. As shown in Part I, the Corporation experienced continuous growth in the loan portfolios. Average loans increased by $3.5 billion compared to 2004. Commercial loans and construction loans accounted for the largest growth in the portfolio with average volumes rising $2.1 billion and $331.4 million, respectively, and residential real estate loans followed with $686.0 million. For the loan portfolio, the growth in average volume, mainly driven by loan originations, represented a positive increase of $209.7 million in interest income on loans. The increases due to rate of $110.4 million are primarily attributable to the origination of new loans at higher rates and to the re-pricing of variable rate loans. The majority of total commercial loans and construction loans yield variable rates to the Bank. The rising trend in interest rates by the Federal Reserve Bank has contributed to higher interest income; the federal funds rate increased 200 basis points during the year, the Prime and LIBOR rates also increased during the year, both of which are indexes used by the Corporation to re-price majority of its floating rate loans including the secured loans to local financial institutions (refer to the Financial Condition- Loans Receivable section of this discussion). At December 31, 2005, 93% of the commercial and 96% of the construction loan portfolios had floating rates.
          Average volume increases in the Corporation’s investment portfolio and positive rate variances, mainly in the money market investments and government obligations portfolio, also contributed to interest income for 2005. Average investment securities increased by $781.5 million. With the increase in long-term rates during 2004 and the continuing trend in 2005, the Corporation re-entered the long-term investment market which contributed to the increase in interest income. These purchases accounted for most of the positive variances in interest income from investments due to volume and due to rate. The growth in the average balance of investments represented a positive increase in interest income on investments due to volume of $35.9 million and due to rate of $21.9 million, mainly attributable to a higher volume of higher yielding government agency securities.
          On the liabilities side, the Corporation’s suffered from the re-pricing of short-term (i.e., deposits and repurchase agreements) and long-term (i.e., long-term repurchase agreements and other advances) liabilities at higher rates, after considering net interest realized on economic hedges. Interest expense, excluding changes in the fair value of interest rate swaps, increased by 84%, $258.4 million for 2005 as compared to 2004, due in part to volume increases in interest bearing deposits at higher yields to support the Corporation’s loans and investment portfolio growth, and other borrowed funds. The average volume of deposits increased by $3.5 billion and the average rate increased by 121 basis points. The average volume of other borrowed funds increased by $766.2 million and the average rate increased by 73 basis points. The increase in the average volume of interest bearing liabilities to fund the loans and investment portfolios growth along with the increase in rates, given the re-pricing and origination of interest bearing liabilities at higher rates and decreases in net interest realized on interest rate swap instruments, resulted in an increase in interest expense due to volume of $115.5 million and due to rate of $143.0 million. While the LIBOR rate has increased since December 2004 approximately 197 basis points, the Corporation’s cost of interest bearing liabilities, excluding the changes in the fair value of interest rate swaps, have increased 96 basis points from 2.62% for 2004 to 3.58% for 2005. The increases in the three-month LIBOR rates resulted in a compression of interest exchanged on received fixed pay-floating interest rate swaps. The net interest realized on these economic hedges of brokered certificates of deposit decreased from $125 million in 2004 to $72 million in 2005 negatively impacting interest expense and cost of funds when comparing both periods.
          In summary, positive volume variances resulting from an increase in average earning assets were offset by negative rate variances derived from higher cost of funds, despite higher yields on the loans and investment portfolio. The net impact on net interest income and earnings was positive on a rate/volume basis. The Corporation’s net interest income (on a tax equivalent basis and excluding changes in the fair value of derivative instruments) increased by $119.5 million, the net result of a positive volume variance of $130.1 million and a negative rate variance of $10.6 million. The net interest margin decreased from 3.37% for the year 2004 to 3.23% for 2005. The contraction is primarily due to the flat to inverted yield curve.
2004 compared to 2003
          On a tax equivalent basis, interest income, excluding the changes in the fair values of derivative instruments, increased by $174.2 million for 2004 as compared to 2003. The tax equivalent yield on interest earning assets was 5.68% for 2004 as compared to 5.73% for 2003. While the tax equivalent yield on the investment portfolio increased to 5.54% as compared to 4.61% for 2003, due to the re-investment of proceeds from prepayments on mortgage-backed securities and to new investments in higher yielding long-term securities, the tax equivalent yield on the loan portfolio decreased to 5.76% for 2004 as compared to 6.41% for 2003, due to the re-pricing of variable rate loans and to the purchase and origination of loans at lower rates.
          Significant volume increases in the Corporation’s total loan portfolio partially offset by negative variances due to rate, mainly in the residential real estate and consumer portfolios, contributed significantly to interest income for 2004. As shown in Part I, the Corporation experienced continuous growth of its loan portfolios. Average loans increased by $1.7 billion compared to 2003. Commercial loans, which include the secured loans to local financial institutions, accounted for the largest growth in the portfolio with average volumes rising $1.4 billion. For the loan portfolio, the growth in average volume mainly driven by loan originations represented a positive increase of $79.3 million in interest income on loans due to volume. The $20.5 million decrease in interest income on loans due to rate, mentioned earlier, is mainly attributable to the floating rate characteristics of a substantial portion of the Corporation’s portfolio and to the origination of new loans at lower rates. At December 31, 2004, 91% of the commercial and 95% of the construction loan portfolios had floating rates.
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
          On the liabilities side, the Corporation benefited from the re-pricing of short-term liabilities and by the origination of new short-term (i.e., deposits and repurchase agreements) and long-term (i.e., long-term repurchase agreements and other advances) liabilities at lower rates, after considering net interest realized on economic hedges. Interest expense, excluding changes in the fair value of interest rate swaps, increased by $50.8 million for 2004 as compared to 2003, mainly due to volume increases in interest bearing liabilities to support the Corporation’s investment and loan portfolio growth. The increase in the average volume of interest bearing liabilities to fund the investment and loan portfolios growth resulted in an increase in interest expense due to volume of $81.8 million. The increase in interest expense due to volume variance was partially offset by decreases resulting from rate decreases given the re-pricing and origination of interest bearing liabilities at lower rates, as explained above, which resulted in a decrease in interest expense due to rate of $31.0 million. The cost of interest bearing liabilities, excluding changes in the fair value of interest rate swaps, decreased from 2.86% for 2003 to 2.62% for 2004.
          In summary, positive variances resulting from an increase in average earning assets, higher yields on the investment’s portfolio and lower cost of funds were partially offset by a decrease in the loan portfolio interest yields. The net impact on net interest income and earnings was positive, on a rate/volume basis. The Corporation’s net interest income (on a tax equivalent basis and excluding changes in the fair value of derivative instruments increased by $123.3 million, as a result of positive volume and rate variances of $96.4 million and $27.0 million, respectively. The net interest margin increased from 3.21% for the year 2003 to 3.37% for 2004.

Provision for Loan Losses
         During 2005, the Corporation provided $50.6 million for loan losses, as compared to $52.8 million in 2004 and $55.9 million in 2003. The decrease in the provision since 2003 is primarily attributed to the seasoning of the corporate commercial loans portfolio and in 2005 to a decrease in the specific reserve allocated to a commercial loan based on new facts that satisfied the Corporation as to the ultimate recoverability of the loan. The Corporation has not incurred significant losses as a percentage of its commercial loans receivable since it started emphasizing the corporate commercial lending activities in the late 1990s, therefore, the provision for inherent losses in this portfolio has decreased. The provision for 2005 is mainly attributable to the consumer loans portfolio and to a lesser extent to the construction loans portfolio which increased significantly in 2005 from loans disbursed by the Corporation’s loan agency in Coral Gables, Florida. Net charge-offs to average loans outstanding during the period were 0.39% as compared to 0.48% in 2004 and 0.66% in 2003. Net charge-offs amounted to $45.0 million for 2005, $38.1 million for 2004, and $41.4 million for 2003.
         The provision for loan losses totaled 112% of net charge-offs for 2005, compared with 138% of net charge-offs, for 2004 and 135% for 2003. The increase of $6.9 million in net charge-offs in the 2005 year, compared with the previous year, was mainly composed of $5 million of higher charge-offs in consumer loans primarily auto loans, given higher delinquencies during 2005. Auto loans are collateralized by the underlying automobile units. Commercial loans, including construction loans, that were charged-off amounted to $8.6 million for 2005, an increase of $2.4 million when compared to $6.2 million in 2004; total charged-off for 2003 amounted to $6.5 million. The commercial loans portfolio includes the secured loans to local financial institutions; these institutions have always paid the loans in accordance with the terms and conditions. Further, these commercial loans are mainly secured by residential real estate collateral. Due to the trend of increasing home values, losses in the residential mortgage portfolio have been minimal; therefore, reserves allocated to the loans to local financial institutions secured by residential mortgages and to the Corporation’s residential real estate portfolios are not significant. Recoveries made from previously written-off accounts were $6.9 million in 2005 compared to $5.9 million in 2004 and $6.7 million in 2003.
         The allowance for loan losses at December 31, 2005 totaled $148.0 million as compared to $141.0 million at December 31, 2004. Non-accruing loans increased $42.7 million during 2005 (refer to the Financial Condition — Non Performing Assets section of this discussion); however, $23.2 million of such increase represented residential real estate loans for which historical losses have been minimal and, as such, reserves allocated to this portfolio are not significant.
          The allowance activity for 2005, and previous four years was as follows:

Year ended December 31,	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$141,036	$126,378	$111,911	$91,060	$76,919
Provision for loan losses	50,644	52,799	55,916	62,302	61,030

Loans charged off:
Residential real estate	(945)	(254)	(475)	(555)	(192)
Commercial and construction	(8,558)	(6,190)	(6,488)	(4,643)	(9,523)
Finance leases	(2,748)	(2,894)	(2,424)	(2,532)	(2,316)
Consumer	(39,669)	(34,704)	(38,745)	(41,261)	(42,349)
Recoveries	6,876	5,901	6,683	7,540	7,391

Net charge-offs	(45,044)	(38,141)	(41,449)	(41,451)	(46,989)

Other adjustments (1)	1,363	—	—	—	100

Allowance for loan losses, end of year	$147,999	$141,036	$126,378	$111,911	$91,060

Allowance for loan losses to year end total loans	1.17%	1.49%	1.80%	1.99%	2.12%
Net charge offs to average loans outstanding during the period	0.39%	0.48%	0.66%	0.87%	1.22%

(1)	Represents allowance for loan losses from the acquisition of FirstBank Florida in 2005.
     The Corporation maintains the allowance for loan losses that is based upon estimates of inherent losses in the loan portfolio. The amount of actual losses can vary significantly from estimated amounts. The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of the quality of the assets. The methodology used includes several features intended to diminish differences between estimated losses and actual losses. Historical loss factors may be adjusted for significant factors that based on management’s judgment, reflect the impact of any current condition on loss recognition. The Corporation’s evaluation is based upon a number of factors, including the following: historical loan loss experience, projected loan losses, loan portfolio composition, current economic conditions, changes in underwriting process, fair value of the underlying collateral, financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by management.
          The allowance for loan losses on commercial and real estate loans over $1 million is determined based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent.
Other Income
The following table presents the composition of other income.

Year ended December 31,	2005	2004	2003

	(Dollars in thousands)
Other service charges on loans	$5,431	$3,910	$6,522
Service charges on deposit accounts	11,796	10,938	9,527
Mortgage banking activities	3,798	3,921	3,014
Rental income	3,463	3,071	2,224
Insurance income	9,443	6,439	4,258
Other commissions and fees	911	1,983	1,386
Other operating income	15,896	14,372	11,892

Other income before net gain on sale of investments and gain on sale of credit card portfolio	50,738	44,634	38,823

Net gain on sale of investments	20,713	12,156	41,351
Impairment on investments	(8,374)	(2,699)	(5,761)

Gain on investments, net	12,339	9,457	35,590

Gain on sale of credit card portfolio	—	5,533	32,385

Total	$63,077	$59,624	$106,798

           Other income primarily consists of other service charges on loans, service charges on deposit accounts, commissions derived from various banking activities, securities and insurance activities and net gain on investments. Other income, excluding the net gains on investments and a gain on sale of credit card loans portfolio, increased $6.1 million for 2005 as compared to 2004 and increased $5.8 million for 2004 as compared to 2003. The increase is mainly attributable to increases in commission income from the Corporation’s insurance businesses, other service charges on loans and service charges on deposit accounts, partially offset by decreases in other commissions and fees when comparing 2005 to 2004.
           The gain on the sale of credit card portfolio in 2004 and 2003 results from portfolios sold pursuant to a strategic alliance agreement reached with MBNA Corporation in 2003.
          Other service charges on loans consist mainly of service charges on credit card related activities which increased for 2005 when compared to 2004. Furthermore, the increase was driven by the acquisition of FirstBank Florida.

          Service charges on deposit accounts include monthly and other fees on deposit accounts. This source of income has continuously increased due to a larger volume of accounts and transactions during 2005 and 2004.
          Mortgage banking activities income includes gains on the sale of residential mortgage loans and the fees earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. Gains on sale of loans amounted to $3.6 million in 2005 (2004-$3.6 million, 2003-$2.9 million). During the first quarter of 2005, the Corporation entered into an arrangement with another unrelated financial institution (the “Counterparty”) in which, in substance, the parties agreed to sell and purchase similar mortgage loan portfolios. Pursuant to this arrangement, the Corporation purchased mortgage loans with an aggregate unpaid principal balance of $87.2 million for $88.9 million in March 2005. In April and May of 2005, the Corporation sold to the Counterparty mortgage loans with aggregate unpaid principal balances of $60.0 million and $29.7 million, for $61.1 million and $30.3 million, respectively, resulting in gains on the sales of $1.3 million and $0.6 million, respectively. Since the Corporation retained the servicing on the mortgage loans sold to the Counterparty, it also recognized a servicing asset of $1.2 million. The Corporation entered into these transactions because, among other reasons, they were consistent with its business objectives of developing a mortgage-banking business that would provide its liquidity as well as new sources for its acquisition of mortgage loans. Notwithstanding that the transactions were in substance the purchase and sale of similar mortgage loan portfolios, generally accepted accounting principles require that the transactions be treated as a separate purchase and a separate sale.
          The Corporation’s subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles. Rental income amounted to $3.5 million for 2005 as compared to $3.1 million for 2004 and $2.2 million for 2003, respectively. The increase when comparing 2005 to 2004 and 2004 to 2003, is attributed to a higher number of rental units and a higher number of rental locations.
          Insurance income consists of commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the U.S.V.I., First Insurance Agency, Inc. These subsidiaries offer a wide variety of insurance related products and have increased business through cross selling strategies, marketing efforts and the strategic locations of sales offices. The Corporation maintains an allowance to cover the commissions which management estimates will be returned upon cancellation of a policy.
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
          The net gain on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies and strategy as well as other-than-temporary impairment charges on portfolio securities. Net gains on investments, excluding other-than-temporary impairments, resulted mainly from the sale of a substantial portion of the Corporation’s equity portfolio held at one of the international banking entities at gains of approximately $21 million. The proceeds from the sale of equity securities and other funds available at the Corporation’s holding company were used to make a $110 million capital contribution to FirstBank Puerto Rico at the end of 2005. During 2005, the Corporation recorded other-than-temporary impairments on three equity securities held in portfolio amounting to $8.4 million. Management concluded that the declines in value of the securities were other-than-temporary, as such the cost basis of these securities was written down to the market value at the date of the analyses. Management evaluates investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. The decrease in net gains on investments for 2004 compared to 2003 results mainly from significant sales of mortgage-backed securities during 2003 that were sold at substantial gains when the 10-year Treasury note reached low levels at 3.56% during the first quarter of such year.

Other Operating Expenses
     Other operating expenses amounted to $315.1 million for 2005 as compared to $180.5 million for 2004 and $164.6 million for 2003. The following table presents the components of other operating expenses.

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)
Salaries and benefits	$102,078	$82,440	$74,488
Occupancy and equipment	47,582	39,430	36,363
Deposit insurance premium	1,248	979	806
Other taxes, insurance and supervisory fees	14,071	11,615	10,329
Professional fees	13,387	4,165	2,992
Servicing and processing fees	6,573	2,727	6,410
Business promotion	18,718	16,349	12,415
Communications	8,642	7,274	6,959
Provision for contingencies	82,750	—	—
Other	20,083	15,501	13,868

Total	$315,132	$180,480	$164,630

     Salaries and benefits increased in 2005 as compared to 2004 and 2003. The increase is mainly attributable to increases in average salary and employee benefits and headcount from approximately 2,100 persons at December 31, 2003, to approximately 2,300 persons at December 31, 2004 and to approximately 2,700 persons at December 31, 2005 mainly to support the growth in operations and from the acquisition of FirstBank Florida in 2005.
     The increase in occupancy and equipment expenses in 2005 as compared to 2004 and in 2004 as compared to 2003 is mainly attributed to increases in costs associated with the Corporation’s branch network and loan origination offices. The increase in 2005 also includes higher electricity costs and the acquisition of FirstBank Florida.
     Professional fees for 2005 increased by approximately $9.2 million when compared to 2004. The increase for 2005 was primarily due to legal, accounting and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal proceedings which amounted to approximately $6.0 million. The increase in 2004 as compared to 2003 is attributed to the Corporation’s general growth.
      Following the announcement of the Corporation’s Audit Committee review, the Corporation and certain of its officers and directors and former officers and directors were named as defendants in separate class action suits filed late in 2005. The securities class actions were consolidated. First BanCorp has been engaged in discussions with the lead plaintiff for a possible settlement of the class action and has accrued $74.25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement. There can be no assurance that the amount accrued will be sufficient and the Corporation cannot predict at this time the timing or final terms of any settlement. In addition, the Corporation has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Corporation’s restatement, and has accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Corporation. Any settlement is subject to the approval of the SEC. There can be no assurance that the Corporation’s efforts to resolve the SEC’s investigation with respect to the Corporation will be successful, or that the amount accrued will be sufficient, and the Corporation cannot predict at this time the timing or final terms of any settlement. Both the SEC and class action contingencies are presented in the Statement of Income as Provision for contingencies.

Income Tax Expense
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate of 41.5% (39% plus a 2.5% transitory tax) mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking divisions (IBEs) of the Corporation and the Bank and by the Bank’s subsidiary FirstBank Overseas Corporation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by the IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank are imposed income tax at normal rates to the extent that the IBEs’ net income exceeds predetermined percentages of the bank’s total net taxable income; such limitations were 30% of total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of such total net taxable income for taxable years commencing thereafter. On August 2005, the Governor of Puerto Rico signed into law a transitory additional surtax of 2.5% over net taxable income, effectively increasing the maximum statutory regular rate to 41.5%. This transitory additional tax is in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005.
     The provision for income tax amounted to $15.0 million (or 12% of pre-tax earnings) for 2005 as compared to $46.5 million (or 21% of pre-tax earnings) in 2004, and $18.3 million (or 13% of pre-tax earnings) in 2003. The decrease in 2005 as compared to 2004 is mainly due to total deferred tax benefits of $60.2 million recognized during the year mainly composed of $30.1 million as a result of unrealized losses on derivative instruments, $29.0 million as a result of accrued amount for class action settlement and $3.7 million as a result of increases in the allowance for loan losses, net of increases in the current tax provision. The increase in 2004 as compared to 2003 is mainly due to a higher current tax provision and lower positive changes in temporary differences.
     The current provision for income taxes amounted to $75.2 million, compared to $53.0 million in 2004, and $45.0 million in 2003. The increase in the current provision for 2005, when compared to 2004, is attributed to significant increases in the Corporation’s taxable income generated from the loan portfolios. The change in the proportion of exempt and taxable income resulted in a higher current tax. In addition, the current provision was impacted by the transitory surtax of 2.5% over net taxable income, explained above, which resulted in an additional income tax provision of $3.6 million.
     Deferred income taxes reflect primarily the effect of “temporary” differences between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The provision for income taxes include total deferred income tax benefits of $60.2 million, $6.5 million and $26.7 million for 2005, 2004 and 2003 respectively, which are mainly attributed to temporary differences related to the above referred allowance for loan losses, unrealized losses on derivative instruments and to the class action related liability recorded at December 31, 2005.
     For additional information relating to income taxes, see Note 26 to the Corporation’s financial statements.

Financial Condition
     The following table presents an average balance sheet of the Corporation for the following years:

December 31,	2005	2004	2003
(Dollars in thousands)

Assets
Interest earning assets:
Money market investments	$636,114	$308,962	$455,242
Government obligations	2,493,725	2,061,280	851,140
Mortgage-backed securities	2,738,388	2,729,125	2,256,790
Corporate bonds	48,311	57,462	181,063
FHLB stock	71,588	56,698	40,447
Equity securities	50,784	43,876	34,158

Total investments	6,038,910	5,257,403	3,818,840

Residential real estate loans	1,813,506	1,127,525	947,450
Construction loans	710,753	379,356	314,588
Commercial loans	7,171,366	5,079,832	3,688,419
Finance leases	243,384	183,924	149,539
Consumer loans	1,570,468	1,244,386	1,188,730

Total loans	11,509,477	8,015,023	6,288,726

Total interest earning assets	17,548,387	13,272,426	10,107,566
Total non-earning assets (1)	452,652	348,712	314,857

Total assets	$18,001,039	$13,621,138	$10,422,423

Liabilities and stockholders’ equity
Interest bearing liabilities:
Interest bearing checking accounts	$376,360	$317,634	$259,438
Savings accounts	1,092,938	1,020,228	922,875
Certificates of deposit	8,386,463	5,065,390	4,133,919

Interest bearing deposits	9,855,761	6,403,252	5,316,232
Other borrowed funds	5,001,384	4,235,215	2,964,417
FHLB advances	890,680	1,056,325	633,693

Total interest bearing liabilities	15,747,825	11,694,792	8,914,342
Total non-interest bearing liabilities	976,705	799,114	607,557

Total liabilities	16,724,530	12,493,906	9,521,899
Stockholders’ equity:
Preferred stock	550,100	550,100	408,809
Common stockholders’ equity	726,409	577,132	491,715

Stockholders’ equity	1,276,509	1,127,232	900,524

Total liabilities and stockholders’ equity	$18,001,039	$13,621,138	$10,422,423

(1)	Includes the allowance for loan losses and the valuation on investment securities available-for-sale.
Assets
     The Corporation’s total assets at December 31, 2005 amounted to $19.9 billion, $4.3 billion over the $15.6 billion at December 31, 2004; the increase is mainly attributable to significant increases in the Corporation’s loan portfolios and to the leveraged growth of the Corporation’s investment portfolio.
      As previously discussed on March 31, 2005 the Corporation completed the acquisition of Ponce General, the holding company of First Bank Florida. Total assets acquired amounted to approximately $546.2 million. Loans amounted to approximately $476.0 million and deposits $439.1 million. The purchase price resulted in a premium of approximately $36 million. The Corporation recognized goodwill of $19 million and core deposit intangibles of $17 million as part of the purchase price allocation.

Loans Receivable
     The following table presents the composition of the loan portfolio including loans held for sale at year-end for each of the last five years.

		% of		% of		% of		% of		% of
December 31,	2005	Total	2004	Total	2003	Total	2002	Total	2001	Total
					(Dollars in thousands)
Residential real estate loans	$2,346,945	18%	$1,322,650	14%	$1,023,188	15%	$896,252	16%	$542,679	13%

Commercial real estate loans	1,090,193	9%	690,900	7%	683,766	10%	651,798	11%	602,922	14%
Construction loans	1,137,118	9%	398,453	4%	328,175	5%	259,052	5%	219,396	5%
Commercial loans	2,421,219	19%	1,871,851	19%	1,623,964	23%	1,427,086	25%	1,245,443	29%
Commercial loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	3,676,314	29%	3,841,908	40%	2,061,437	29%	1,119,532	20%	555,228	13%

Total commercial	8,324,844	66%	6,803,112	70%	4,697,342	67%	3,457,468	61%	2,622,989	61%
Finance leases	280,571	2%	212,234	2%	159,696	2%	142,421	3%	127,494	3%
Consumer loans	1,733,569	14%	1,359,998	14%	1,160,829	16%	1,138,882	20%	1,013,801	23%

Total	$12,685,929	100%	$9,697,994	100%	$7,041,055	100%	$5,635,023	100%	$4,306,963	100%

Lending Activities
     Total loans receivable increased by $3.0 billion in 2005 when compared to 2004. As shown in the table above, the 2005 loan portfolio was comprised of commercial (66%), residential real estate (18%), and consumer and finance leases (16%). Of the total loans of $12.7 billion for 2005, approximately 84% have credit risk concentration in Puerto Rico, 10% in Florida (USA) and 6% in the Virgin Islands.
     Residential Real Estate Loans
     During 2005, the Corporation’s residential mortgage loans originations continued to be driven by FirstMortgage, the mortgage loan origination subsidiary. The Corporation continued to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. As a result, residential real estate loans represent 21% of total loans originated and purchased for 2005, with the residential mortgage loans balance increasing $1.0 billion, from $1.3 billion in 2004 to $2.3 billion in 2005. At December 31, 2005, residential real estate loans include $256 million from FirstBank Florida. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products.
     Commercial Loans
     In recent years, the Corporation has emphasized commercial lending activities and continues to penetrate this market. A substantial portion of this portfolio is collateralized by real estate. As a result, total commercial loans originated amounted to $4.0 billion for 2005, for total commercial loans of $8.3 billion at December 31, 2005. The Corporation’s subsidiary bank loan agency in Coral Gables accounted for a substantial portion of the construction loans increase during 2005. The total loans receivable by the agency increased from $13.4 million at December 31, 2004 to $671.6 million at December 31, 2005. The majority of the loans held by the agency are construction loans collateralized by real estate collateral. Commercial loans at December 31, 2005 include $320 million from FirstBank Florida, composed primarily of $288 million of commercial mortgage loans.
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
     The Corporation’s commercial loans are primarily variable and adjustable rate loans. Commercial loan originations come from existing customers as well as through referrals and direct solicitations. The Corporation follows a strategy aimed to cater customer needs in the commercial loans middle market segment.
     The Corporation has a significant lending concentration of $3.1 billion in one mortgage originator in Puerto Rico, Doral Financial Corporation, at December 31, 2005. The Corporation has outstanding $596.7 million with another mortgage originator in Puerto Rico, R&G Financial Corporation, for total loans to mortgage originators amounting to $3.7 billion at December 31, 2005. These commercial loans are secured by 41,038 individual mortgage loans on residential and commercial real estate with an average principal balance of $89,776 each. The mortgage originators have always paid the loans in accordance with their terms and conditions. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit). In May 2006, FirstBank Puerto Rico received a cash payment from Doral Financial Corporation of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan to that institution. In addition, during the fourth quarter of 2005, FirstBank Puerto Rico received a partial payment from R&G Financial Corporation of $137 million for its secured commercial loans. As part of the Cease and Desist Order imposed on the Corporation by its regulators the Corporation has continued working on the reduction of these exposures with both financial institutions.
     Consumer Loans
     Consumer lending has increased by $373.6 million in 2005 when compared to 2004, mainly driven by auto loan originations. Management finds the auto market attractive; the growth of this portfolio has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations.
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
     Finance Leases
     Finance leases, which are mostly composed of loans to individuals to finance the acquisition of an auto, increased by $68.3 million in 2005.

     The following table sets forth certain additional data related to the Corporation’s loan portfolio net of the allowance for loan losses for the dates indicated:

	For the year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Beginning balance	$9,556,958	$6,914,677	$5,523,111	$4,215,903	$3,419,520
Residential real estate loans originated and purchased	1,372,490	765,486	546,703	265,599	271,062
Construction loans originated and purchased	1,061,773	309,053	259,684	161,933	110,929
Commercial loans originated and purchased	2,289,148	1,020,753	924,712	581,302	747,300
Commercial loans disbursed to local financial institutions	681,407	2,228,056	1,258,782	726,250	376,042
Finance leases originated	145,808	116,200	67,332	54,750	45,094
Consumer loans originated and purchased	992,942	746,113	583,083	443,154	363,170

Total loans originated and purchased(1)	6,543,568	5,185,661	3,640,296	2,232,988	1,913,597
Sales and securitizations of loans	(118,527)	(180,818)	(228,824)	(80,446)	(41,060)
Repayments and prepayments	(3,810,346)	(2,258,180)	(1,928,726)	(747,986)	(985,500)
Other increases (decreases)(2)(3)	366,277	(104,382)	(91,180)	(97,348)	(90,654)

Net increase	2,980,972	2,642,281	1,391,566	1,307,208	796,383

Ending balance	$12,537,930	$9,556,958	$6,914,677	$5,523,111	$4,215,903

Percentage increase	31.19%	38.21%	25.20%	31.01%	23.29%

(1)	Loan origination for 2002 includes $435 million acquired from JPMorgan Chase VI.

(2)	Includes the change in the allowance for loan losses and cancellation of loans due to the repossession of the collateral.

(3)	Includes $470 million of loans acquired from Ponce General.
Investment Activities
     The Corporation’s investment portfolio at December 31, 2005 amounted to $6.7 billion, an increase of $1.1 billion when compared with the investment portfolio of $5.6 billion at December 31, 2004. The increase in investment securities resulted mainly from the purchase of government agency, U.S. Treasury securities and mortgage-backed securities at higher yields. These purchases contributed to increases in the Corporation’s interest income both because of higher average balances in 2005 as compared to 2004 and higher coupon rates.
     Total purchases of investments securities, excluding those invested short-term (money market investments), during 2005 amounted to approximately $3.0 billion and were composed mainly of mortgage-backed securities in the amount of $793.4 million with a weighted average coupon of 5.13% and government agency securities and U.S. Treasury securities in the amount of $2.2 billion and a weighted average coupon of 5.53%. Total investment securities called during 2005 amounted to $1.5 billion, these were mainly agency securities.

The following table presents the carrying value of investments at December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Money market investments	$1,273,759	$920,764

Investment securities held-to-maturity:
U.S. Government and agencies obligations	2,190,714	1,822,262
Puerto Rico Government obligations	14,163	13,643
Mortgage-backed securities	1,233,711	1,541,662

	3,438,588	3,377,567

Investment securities available-for-sale:
U.S. Government and agencies obligations	389,650	197,219
Puerto Rico Government obligations	25,006	24,961
Mortgage-backed securities	1,478,720	995,035
Corporate bonds	25,381	44,288
Equity securities	29,421	58,092

	1,948,178	1,319,595

Other equity securities	42,368	81,275

Total investments	$6,702,893	$5,699,201

Mortgage-backed securities at December 31, 2005 and 2004, consist of:

	2005	2004
	(Dollars in thousands)
Held-to-maturity:
FHLMC certificates	$20,211	$26,579
FNMA certificates	1,213,500	1,515,083

	1,233,711	1,541,662

Available-for-sale:
FHLMC certificates	9,962	7,917
GNMA certificates	438,881	103,576
FNMA certificates	1,029,474	883,020
Mortgage pass-through certificates	403	522

	1,478,720	995,035

Total mortgage-backed securities	$2,712,431	$2,536,697

The carrying amount of investment securities classified as available-for-sale and held-to-maturity at December 31, 2005, by contractual maturity (excluding mortgage-backed securities and money market investments) are shown below:

	Carrying amount	Weighted average yield %
	(Dollars in thousands)
U.S. Government and agencies obligations
Due within one year	$150,156	3.98
Due after five years through ten years	388,650	4.27
Due after ten years	2,041,558	5.83

	2,580,364	5.49

Puerto Rico Government obligations
Due after one year through five years	9,817	5.57
Due after five years through ten years	14,789	4.84
Due after ten years	14,563	5.92

	39,169	5.42

Corporate bonds
Due after one year through five years	2,566	7.75
Due after five years through ten years	1,882	8.09
Due after ten years	20,933	7.44

	25,381	7.52

Total	2,644,914	5.51

Mortgage-backed securities	2,712,431	4.77
Equity securities	29,421	3.70

Total investment securities	$5,386,766	5.13

     Total proceeds from the sale of securities during the year ended December 31, 2005 amounted to $252.7 million (2004-$131.6 million).
     In 2005, the Corporation realized gross gains of $21.4 million (2004 — $12.2 million, 2003 - $44.5 million), and gross losses of $711 thousand (2004 — $15 thousand, 2003 — $3.1 million).
     During the year ended December 31, 2005, the Corporation recognized through earnings approximately $8.4 million (2004 — $2.7 million, 2003 — $5.8 million) of losses in the investment securities available-for-sale portfolio that management considered to be other-than-temporarily impaired. The impairment losses were related to equity securities.
     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Also, net interest income in future periods might be affected given substantial investments in callable securities. The book value of the callable securities, mainly agency securities, amounted to $2.0 billion at December 31, 2005. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments, might also affect net interest income. Increases in short-term interest rates may reduce net interest income, when rates rise the Corporation must pay more in interest on its liabilities while the interest earned on its assets, including investments does not rise as quickly. These risks are directly linked to future period’s market interest rate fluctuations. Refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of this Management’s Discussion and Analysis for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation.
Investment Securities and Loans Receivable Maturities
     The following table presents the maturities of the loan and investment portfolio at December 31, 2005:

	As of December 31, 2005
	Maturities
		After one year through five years		After five years
	One year	Fixed interest	Variable	Fixed interest	Variable
	or less	rates	interest rates	rates	interest rates	Total
			(Dollars in thousands)
Money market investments	$1,273,759					$1,273,759

Investment securities (1)	347,552	$626,284	$783	$4,451,313	$3,202	5,429,134

Loans (2):
Residential real estate	98,317	205,797	15,849	1,872,688	154,294	2,346,945
Construction	16,194	18,546	1,014,850	28,061	59,467	1,137,118
Commercial and commercial real estate	584,453	101,339	607,158	330,411	5,564,365	7,187,726
Lease financing	63,634	216,937	—	—	—	280,571
Consumer	397,954	1,231,200	8,270	50,851	45,294	1,733,569

Total Loans	1,160,552	1,773,819	1,646,127	2,282,011	5,823,420	12,685,929

Total	$2,781,863	$2,400,103	$1,646,910	$6,733,324	$5,826,622	$19,388,822

(1)	Equity securities available-for-sale and other equity securities were included under the “one year or less category”.

(2)	Non-accruing loans were included under the “one year or less category”.

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
     At December 31, 2005, total non-performing assets amounted to approximately $149.0 million (0.75% of total assets) as compared to $108.2 million (0.69% of total assets) at December 31, 2004 and $100.8 million (0.79% of total assets) at December 31, 2003. The Corporation’s allowance for loan losses to non-performing loans was 110.18 % at December 31, 2005 as compared to 153.86% and 147.77% at December 31, 2004 and 2003, respectively.
     The following table presents non-performing assets at the dates indicated.

December 31,	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$54,777	$31,577	$26,327	$23,018	$18,540
Commercial, commercial real estate and construction	35,814	32,454	38,304	47,705	29,378
Finance leases	3,272	2,212	3,181	2,049	2,469
Consumer	40,459	25,422	17,713	18,993	22,611

	134,322	91,665	85,525	91,765	72,998

Other real estate owned	5,019	9,256	4,617	2,938	1,456
Other repossessed property	9,631	7,291	6,879	6,222	4,596
Investment securities	—	—	3,750	3,750	—

Total non-performing assets	$148,972	$108,212	$100,771	$104,675	$79,050

Past due loans	$27,501	$18,359	$23,493	$24,435	$27,497
Non-performing assets to total assets	0.75%	0.69%	0.79%	1.09%	0.95%
Non-performing loans to total loans	1.06%	0.95%	1.21%	1.63%	1.69%
Allowance for loan losses	$147,999	$141,036	$126,378	$111,911	$91,060
Allowance to total non-performing loans	110.18%	153.86%	147.77%	121.95%	124.74%
Allowance to total non-performing loans excluding residential real estate loans	186.06%	234.72%	213.48%	162.79%	167.21%
Non-accruing Loans
     At December 31, 2005, loans in which the accrual of interest income had been discontinued amounted to $134.3 million (2004 — $91.7 million; 2003 — $85.5 million). If these loans had been accruing interest, the additional interest income realized would have been $7.0 million (2004 - $5.9 million; 2003 — $6.6 million). There are no material commitments to lend additional funds to borrowers whose loans were in non-accruing status at these dates.
     Residential Real Estate Loans – The Corporation classifies real estate loans in non-accruing status when interest and principal have not been received for a period of 90 days or more. Even though these loans are in non-accruing status, management considers, based on the value of the underlying collateral, the loan to value ratios and historical experience, that no material losses will be incurred in this portfolio, therefore, provisions for this portfolio are minimal as no material losses have been incurred historically. Non-accruing residential real estate loans amounted to $54.8 million (2.33% of total residential real estate loans) at December 31, 2005, as compared to $31.6 million (2.39% of total residential real estate loans) and $26.3 million (2.57% of total residential real estate loans) at December 31, 2004 and 2003, respectively. The increase as compared to

2004 is mainly attributable to the general growth of this portfolio. At December 31, 2005 there was one non-accruing residential mortgage loans in an amount over $1 million.
     Commercial Loans – The Corporation places commercial loans (including commercial real estate and construction loans) in non-accruing status when interest and principal have not been received for a period of 90 days or more. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral. Non-accruing commercial loans amounted to $35.8 million (0.43% of total commercial loans) at December 31, 2004 as compared to $32.5 million (0.48% of total commercial loans) and $38.3 million (0.82% of total commercial loans) at December 31, 2004 and 2003, respectively. At December 31, 2005 there were 10 non-accruing commercial loans in amounts over $1 million, for a total of $21.2 million.
     Finance Leases – Finance leases are classified in non-accruing status when interest and principal have not been received for a period of 90 days or more. Non-accruing finance leases amounted to $3.3 million (1.17% of total finance leases) at December 31, 2005 as compared to $2.2 million (1.04% of total finance leases) and $3.2 million (1.99% of total finance leases) at December 31, 2004 and 2003, respectively.
     Consumer Loans – Consumer loans are classified in non-accruing status when interest and principal have not been received for a period of 90 days or more. Non-accruing consumer loans amounted to $40.5 million (2.33% of the total consumer loan portfolio) at December 31, 2005, $25.4 million (1.87% of the total consumer loan portfolio) at December 31, 2004 and $17.7 million (1.53% of the total consumer loan portfolio) at December 31, 2003. The increase as compared to 2004 and 2003 is mainly attributable to the general growth of this portfolio.
     Other Real Estate Owned (OREO)
     OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell off the real estate (estimated realizable value).
     Other Repossessed Property
     The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.
     Investment Securities
     This category presents investment securities reclassified to non-accruing status, at their carrying amount.
     Past Due Loans
     Past due loans are mainly accruing commercial loans, which are contractually delinquent for 90 days or more. Past due commercial loans are current as to interest but delinquent in the payment of principal.
Sources of Funds
     The Corporation’s principal funding sources are branch-based deposits, brokered CDs, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.

     As of December 31, 2005, total liabilities amounted to $18.7 billion, an increase of $4.3 billion as compared to $14.4 billion as of December 31, 2004. The net increase in total liabilities was mainly due to a $4.6 billion increase in total deposits, including a $4.2 billion increase in brokered CDs offset by a decrease of $550.4 million in total borrowings.
     The Corporation maintains unsecured standby lines of credit with other banks. At December 31, 2005, the Corporation’s total unused lines of credit with these banks amounted to $370.0 million. At December 31, 2005, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral pledged to the FHLB in the amount of $597.9 million.
Deposits
     Total deposits amounted to $12.5 billion at December 31, 2005, as compared to $7.9 billion and $6.8 billion at December 31, 2004 and 2003, respectively.
     The following table presents the composition of total deposits.

	Weighted
	average rates		December 31,
	at December 31, 2005	2005	2004	2003
			(Dollars in thousands)
Savings accounts	1.29%	$1,034,047	$1,077,002	$985,062
Interest bearing checking accounts	1.36%	375,305	385,078	286,584
Certificates of deposit	4.35%	10,243,394	5,750,660	4,953,132

Interest bearing deposits	3.89%	11,652,746	7,212,740	6,224,778
Non-interest bearing deposits		811,006	699,582	547,091

Total		$12,463,752	$7,912,322	$6,771,869

Interest bearing deposits:
Average balance outstanding		$9,855,761	$6,403,252	$5,316,232
Non-interest bearing deposits:
Average balance outstanding		$791,815	$645,512	$520,902
Weighted average rate during the period on interest bearing deposits(1)		3.29%	2.08%	2.31%

(1)	Excludes changes in the fair value of interest rate swaps.
     Total deposits are composed of branch-based deposits, brokered CDs and, to a lesser extent of institutional deposits. Institutional deposits include, among others, certificates issued to agencies of the Government of Puerto Rico and to Government agencies in the Virgin Islands.
     Total deposits increased by $4.6 billion at December 31, 2005 when compared to December 31, 2004 mainly due to an increase in brokered CDs. Brokered CDs, which are certificates sold through brokers, amounted to $8.6 billion at December 31, 2005. The total U.S. market for this source of funding approximates $480 billion. The use of brokered CDs has been particularly important to the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining deposits, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico is taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is a very competitive and liquid market in which the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhanced the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also the Corporation has the ability to convert the fixed rate brokered CDs to short-term adjustable rate liabilities using interest rate swap agreements. Refer to the

“Derivative Activities” section of this Management’s Discussion and Analysis for further discussion on interest rate risk management strategies followed by the Corporation.
     At December 31, 2005, 54% of the value of retail brokered CDs held by the Corporation were long-term fixed callable certificates, but only at the Corporation’s option. At December 31, 2005, the average remaining maturity of long-term callable brokered certificates of deposit approximated 11.60 years (2004 – 13.44 years) and of short-term fixed brokered certificates of deposits approximated 0.39 years (2004 – 1.27 years). When using interest rate swaps, the Corporation mainly hedges those brokered CDs with long-term maturities.
     During 2005, the Corporation’s brokered CDs increased significantly. Significant amounts of short-term brokered CDs were issued to fund the Corporation’s growth and to replace advances from the Federal Home Loan Bank as these matured since the collateral for these funds was under evaluation by the FHLB. During 2005, the FHLB evaluated the eligibility of collateral that secured the commercial loans to local financial institutions and concluded that such collateral was not eligible to secure advances from the FHLB. The rate of the short-term brokered CDs approximated long-term rates given the flat to inverted yield curve. During 2006, the funds received from the paydown of approximately $2.4 billion from Doral Financial in May 2006 were used to paydown substantial amounts of short-term brokered CDs entered in 2005 as these matured in 2006.
     The following table presents a maturity summary of certificates of deposit with balances of $100,000 or more at December 31, 2005:

(Dollars in thousands)
Three months or less	$1,985,583
Over three months to six months	1,306,047
Over six months to one year	1,387,890
Over one year	4,869,384

Total	$9,548,904

Borrowings
     At December 31, 2005 total borrowings amounted to $5.8 billion as compared to $6.3 billion and $4.6 billion at December 31, 2004 and 2003, respectively.

	Weighted average rates	December 31,
	at December 31, 2005	2005	2004	2003
			(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase	4.31%	$4,833,882	$4,165,361	$3,639,472
Advances from FHLB	4.45%	506,000	1,598,000	913,000
Notes payable	4.43%	178,693	178,240	—
Other borrowings	7.11%	231,622	276,692	—
Subordinated notes		—	82,280	81,765

Total	4.44%	$5,750,197	$6,300,573	$4,634,237

Weighted average rate during the period		4.08%	3.26%	3.68%
     The Corporation uses federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank (FHLB), notes payable and other borrowings, such as trust preferred securities, as additional funding sources.

     The leveraged growth of the Corporation’s investment portfolio is substantially funded with repurchase agreements. One of the Corporation’s most important interest rate risk protection strategies is the use of structured repurchase agreements, which are generally used to fund purchases of mortgage-backed and governmental agency securities. Under these agreements, the Corporation attempts to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost low. As of December 31, 2005, the outstanding balance of structured repurchase agreements was $3.2 billion.
     FirstBank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken.
     During 2004, the Corporation undertook several financing transactions to diversify its funding sources. FirstBank, the Corporation’s bank subsidiary, issued notes payable that as of December 31, 2005 had an outstanding balance of $178.7 million.
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
     The Trust Preferred debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004, mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations.
     The composition and estimated weighted average interest rates of interest bearing liabilities at December 31, 2005, were as follows:

	Amount	Weighted
	(Dollars in thousands)	Average Rate
Interest bearing deposits	$11,652,746	3.89%
Borrowed funds	5,750,197	4.44%

	$17,402,943	4.07%

     The weighted average interest rate on interest bearing deposits excludes the changes in the fair value of interest rate swaps.

Derivative Activities
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
     The following summarizes major strategies, including derivatives activities, used by the Corporation in managing interest rate risk:
     Interest rate swaps — Under interest rate swap agreements, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest rate amounts calculated by reference to an agreed notional principal amount. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, the interest rate swaps are utilized to convert fixed-rate brokered certificates of deposit (liabilities), mainly those with long-term maturities, to a variable rate to better match the variable rate nature of these loans.
     Interest rate cap agreements — In order to hedge risk inherent on certain commercial loans to other financial institutions, as the yield is a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee, the Corporation enters into referenced interest rate cap agreements that provide protection against rising interest rates. In managing this risk, the Corporation determines the need of derivatives, including cap agreements, based on different rising interest rate scenario projections and the weighted-average coupon of the referenced residential mortgage loan pools.
     Structured repurchase agreements — The Corporation uses structured repurchase agreements, with embedded call options, with the intention of reducing the Corporation’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities, while keeping funding costs low. Another type of structured repurchase agreement includes repurchased agreements with embedded cap corridors; these instruments also provide protection for a rising rate scenario.
     The following table summarizes the notional amount of all derivative instruments as of December 31, 2005 and 2004:

	Notional Amount
	December 31,
	2005	2004
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$109,320	$113,165
Receive fixed versus pay floating	5,751,128	4,118,615
Embedded written options	13,515	13,515
Purchased options	13,515	13,515
Written interest rate cap agreements	150,200	25,000
Purchased interest rate cap agreements	386,750	250,043

	$6,424,428	$4,533,853

     The majority of the Corporation’s derivatives represent interest rate swaps used mainly to convert long-term fixed-rate brokered CDs to a variable rate. A summary of the types at December 31, 2005 and 2004 follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$109,320	$113,165
Weighted average receive rate at year end	6.41%	4.39%
Weighted average pay rate at year end	6.60%	6.97%
Floating rates range from 175 to 252 basis points over LIBOR rate

	December 31,
	2005	2004
	(Dollars in thousands)
Receive fixed/pay floating:
Notional amount	$5,751,128	$4,118,615
Weighted average receive rate at year end	4.90%	5.17%
Weighted average pay rate at year end	4.37%	2.33%
Floating rates range from minus 5 basis points to 20 basis points over LIBOR rate
     The changes in notional amount of interest rate swaps outstanding during the years ended December 31, 2005 and 2004 follows:

Notional amount
(Dollars in thousands)
Pay-fixed and receive-floating swaps:
Balance at December 31, 2003	$118,165
Canceled and matured contracts	(5,000)

Balance at December 31, 2004	113,165
Canceled and matured contracts	(44,565)
New contracts	40,720

Balance at December 31, 2005	$109,320

Receive-fixed and pay floating swaps:
Balance at December 31, 2003	$2,872,372
Canceled and matured contracts	(849,473)
New contracts	2,095,716

Balance at December 31, 2004	4,118,615
Canceled and matured contracts	(549,302)
New contracts	2,181,815

Balance at December 31, 2005	$5,751,128

     The cumulative valuation of interest rate swaps at December 31, 2005 and 2004 was $(153.1) million and $(68.3) million, respectively. None of these instruments were qualified for hedge accounting in 2005 and 2004. Effective April 2006, the Corporation designated the majority of interest rate swap instruments (98% of the interest rate swaps outstanding) under the long-haul method of hedge accounting. Going forward, the Corporation will be able to offset changes in the fair value of the interest rate swaps with changes in the fair value of hedged brokered CDs, therefore, earnings volatility will be reduced.

Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consists of certificates of deposits, long-term contractual debt obligations, operating leases, other contractual obligations, commitments to purchase loans and commitments to extend credit:

	Contractual Obligations and Commitments
	(Dollars in thousands)
	Total	Less than 1 year		1-3 years	4-5 years	After 5 years
Contractual obligations:
Certificates of deposit	$10,243,394	$5,173,408		$852,718	$276,860	$3,940,408
Federal funds purchased and securities sold under agreements to repurchase	4,833,882	1,677,922		900,000	387,500	1,868,460
Advances from FHLB	506,000	223,000		39,000	—	244,000
Notes payable	178,693	—		—	—	178,693
Other borrowings	231,622	—		—	—	231,622
Operating leases	51,378	8,077		19,051	3,857	20,393
Other contractual obligations	9,201	3,423		4,375	744	659

Total contractual obligations	$16,054,170	$7,085,830		$1,815,144	$668,961	$6,484,235

Commitments to purchase mortgage loans	$1,650,000	$1,650,000	(1)

Commitments to sell mortgage loans	$50,000	$50,000

Standby letters of credit	$136,502	$136,502

Other commitments	$5,000	$5,000

Commitments to extend credit:
Lines of credit	$1,192,855	$1,192,855
Letters of credit	77,122	77,122
Commitments to originate loans	619,943	619,943

Total commercial commitments	$1,889,920	$1,889,920

(1)	Represents Commitments to Purchase Mortgage Loans from Doral which were subsequently cancelled in 2006.
     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to purchase and sell loans and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility.
     On March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of Unibank (later renamed FirstBank Florida) and Ponce Realty, both of which were based in Miami, Florida. At December 31, 2005, obligations transferred upon the closing of the acquisition are presented on the contractual obligations.
Capital
     The Corporation’s capital amounted to $1.2 billion at December 31, 2005 and 2004. Total capital decreased by $6.5 million. The change in capital for 2005 is composed of increases due to earnings of $114.6 million and the issuance of 76,373 shares of common stock through the exercise of stock options with proceeds of $2.1 million, which were offset by cash dividends of $62.9 million and by a negative non-cash valuation of securities available-for-sale of $59.3 million.
     As of December 31, 2005, First BanCorp, FirstBank and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp,

FirstBank and FirstBank Florida’s regulatory capital ratios as of December 31, 2005, based on existing Federal Reserve and FDIC guidelines

		First BanCorp Banking Subsidiary
				Well-
			FirstBank	Capitalized
	First BanCorp	FirstBank	Florida	Minimum
Total capital (Total capital to risk-weighted assets)	10.72%	10.89%	10.97%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	9.71%	9.85%	10.65%	6.00%
Leverage ratio	6.72%	6.78%	7.99%	5.00%
     As of December 31, 2005, FirstBank was considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC.
     The regulatory capital ratios for 2005 were significantly impacted by decreases in net income from legal contingencies accrued and from the negative impact of changes in the fair value of interest rate swaps for the period. The capital ratios improved significantly subsequent to December 31, 2005 as a result of the $2.4 billion paydown received from Doral Financial during 2006 on the loans receivable which as commercial loans carry a 100% regulatory capital risk weight when calculating capital ratios.
Dividends
     In 2005, 2004 and 2003 the Corporation declared four quarterly cash dividends of $0.07, $0.06 and $0.06 per common share outstanding, respectively, for an annual dividend of $0.28, $0.24 and $0.22, respectively. Total cash dividends paid on common shares amounted to $22.6 million for 2005 (or a 30.46% dividend payout ratio), $19.3 million for 2004 (or a 14.10% dividend payout ratio) and $17.6 million for 2003 (or a 19.66% dividend payout ratio). Dividends declared on preferred stock amounted to $40.3 million in 2005 and 2004, and $30.4 million in 2003. The increase in preferred stock dividends in 2004 is attributable to the issuance of 7,584,000 shares of the Corporation’s Preferred Stock Series E at the end of the third quarter of 2003.

Quantitative and Qualitative Disclosures about Market Risk
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income, subject to other goals of management and within guidelines set forth by the ALCO Committee and approved by the Board of Directors.
     The Asset Liability Management and Investment Committee of FirstBank (ALCO) oversees interest rate risk, liquidity management and other related matters. The ALCO is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer and the Treasurer. An Investment Committee for First BanCorp also monitors the investment portfolio of the Holding Company. During 2005, this Committee generally met weekly and had the same members as the ALCO Committee described previously.
     Committee meetings focused on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, reviews of liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The ALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives. On a quarterly basis, the ALCO performs a comprehensive asset/liability review, examining interest rate risk as described below together with other issues such as liquidity and capital.
     The Corporation uses scenario analysis to measure the effects of changes in interest rates on net interest income. These simulations are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points. Simulations are carried out in two ways:
(1)	using the same balance sheet as the Corporation had on the simulation date, and

(2)	using a growing balance sheet based on recent growth patterns and strategies.
The balance sheet is divided into groups of assets and liabilities in order to simplify the projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. These projections are carried out for First BanCorp on a fully consolidated basis.
     The Corporation uses an asset-liability software to project future movements in the Corporation’s balance sheet. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. Interest rates used for the simulations also correspond to actual rates at the start of the projection period.
     These simulations are highly complex, and they use many simplifying assumptions that are intended to reflect the general behavior of the Corporation over the period in question. However, there can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates.

     Assuming a no growth balance sheet as of December 31, 2005, net interest income projected for 2006 would fall by $25.9 million (4.70%) under a rising rate scenario and would rise by $7.2 million (1.31%) under falling rates.
     As of December 31, 2005, the same simulations were also carried out assuming a growing balance sheet, as described above. The growing balance sheet simulations indicate that net interest income projected for 2006 would fall by $21.4 million (3.84%) under a rising rate scenario and would rise by $0.4 million (0.08%) with falling rates.
     To evaluate these simulations it is helpful to compare current exposures with those for the previous year. The simulation for the year 2005 assuming a no growth balance sheet, as of December 31, 2004, concluded that under a gradual 200 basis point rising rate scenario, net interest income would have fallen by $4.85 million (1.01%) and that under a gradual 200 basis point falling rate scenario would have increased by $10.1 million (2.11%).
     As of December 31, 2004, the same simulations were also carried assuming a growing balance sheet. This scenario showed that net interest income for 2005 would have fallen by $16.0 million (3.14%) under a gradual 200 basis point rising interest rate scenario. Net interest income would have increased by $12.5 million (2.46%) with rates gradually falling by 200 basis points.
     The Corporation compared actual 2005 results with projections made one year before, at the end of 2004. In the growth scenario, which is more realistic, the Bank projected taxable equivalent net interest income of $493.6 million under rising rates (+200bp) for 2005. Short-term rates actually increased by 225bp during that year, and First Bancorp actually earned taxable equivalent net interest income of $566.9 million. The most important reason for this difference was that the projections did not include purchases of tax-exempt Treasury and Agency securities which occurred during 2005.
     The Corporation’s financial instruments that are sensitive to interest rate risk are mainly the fixed rate loans, fixed investment securities and derivative instruments, to the extent to which those assets were funded by variable rate liabilities. The following table shows the Corporation’s Investments and Loans Receivable portfolios by repricing date as of December 31, 2005.

LOAN & INVESTMENT MATURITIES OR REPRICINGS AS OF DECEMBER 31, 2005

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
Money Market Investments	$1,273,759	$—	$—	$—	$—	$1,273,759
Mortgage-Backed Securities	132,722	616,567	—	1,963,142	—	2,712,431
Other Securities	218,813	9,717	—	2,488,173	—	2,716,703

Total Investments	1,625,294	626,284	—	4,451,315	—	6,702,893

Loans :
Commercial and Commercial Real Estate	6,478,808	101,339	234,456	314,111	59,012	7,187,726
Construction	1,090,511	18,546	—	28,061	—	1,137,118
Finance Leases	63,634	216,937	—	—	—	280,571
Consumer	462,327	1,231,200	—	40,042	—	1,733,569
Residential Real Estate	161,629	205,797	106,831	1,872,688	—	2,346,945

Total Loans	8,256,909	1,773,819	341,287	2,254,902	59,012	12,685,929

Total Earning Assets	$9,882,203	$2,400,103	$341,287	$6,706,217	$59,012	$19,388,822

     This table shows that $6.7 billion of the Corporation’s $19.4 billion of earning assets had fixed rates with maturities of five years or more. Of these assets, investments including mortgage-backed securities and government and agency bonds account for $4.5 billion and residential mortgages make up an additional $1.9 billion. Since the Corporation also has a substantial amount of variable rate liabilities, this pattern of asset holdings helps to explain the Corporation’s exposure to rising interest rates.
     The derivative instruments held at December 31, 2005 were not qualified for hedge accounting in 2005, therefore, changes in the market value of these instruments for the year ended December 31, 2005 were charged to current earnings. The Corporation designated the majority of its derivatives, which are mainly interest rate swaps, under hedge accounting effective in April 2006. The majority of interest rate swaps were designated under the long-haul method to hedge the changes in fair value of brokered certificates of deposit. Prospectively, the effective portion of the changes in value of the brokered certificates of deposit (the “hedge” item) are recorded as an adjustment to income that offsets or partially offsets the fair value adjustment of the related interest rate swaps.
     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:
     Fair Value Changes

(Dollars in thousands)	December 31, 2005
Fair value of contracts outstanding at the beginning of the year	$(59,920)
Contracts realized or otherwise settled during the year	1,854
Fair value of new contracts entered into during the year	(36,423)
Changes in fair value during the year	(47,858)
Fair value of contracts outstanding at the end of the year	$(142,347)

     Source of Fair Value

(Dollars in thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of December 31, 2005	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value

Prices provided by external sources	(3,905)	(4,690)	(5,203)	(128,549)	(142,347)
     The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivatives contracts based on changes in interest rates.
     The credit risk of derivatives arises from the potential of a counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default.
Derivative Counterparty Credit Exposure

(Dollars in thousands)	December 31, 2005
			Total
	Number of		Exposure at	Negative	Total
Rating (1)	Counterparties (2)	Notional	Fair Value (3)	Fair Values	Fair Value
AA+	1	$241,505	$—	$(5,646)	$(5,646)
AA-	4	2,356,778	—	(72,440)	(72,440)
A+	6	3,342,410	3,406	(74,003)	(70,597)
A	1	80,750	1,580	(2,069)	(489)
BBB-	1	236,550	9,560	—	9,560

Subtotal	13	$6,257,993	$14,546	$(154,158)	$(139,612)

Other derivatives:
Caps (4)		150,200	—	(866)	(866)
Equity indexed options (4)		13,515	—	(3,098)	(3,098)
Loans (4)		2,720	29	—	29
Warrants		N/A	1,200	—	1,200
		$6,424,428	$15,775	$(158,122)	$(142,347)

(Dollars in thousands)	December 31, 2004
			Total
	Number of		Exposure at	Negative	Total
Rating (1)	Counterparties (2)	Notional	Fair Value (3)	Fair Values	Fair Value
AA+	1	$251,873	$79	$(2,881)	$(2,802)
AA-	2	853,446	166	(10,774)	(10,608)
A+	7	3,083,822	2,148	(54,443)	(52,295)
A	2	81,154	1,500	(918)	582
BBB	1	225,043	7,155	—	7,155

Subtotal	13	$4,495,338	$11,048	$(69,016)	$(57,968)

Other derivatives :
Caps (4)		25,000	—	(79)	(79)
Equity indexed options (4)		13,515	—	(3,073)	(3,073)
Warrants		N/A	1,200	—	1,200
		$4,533,853	$12,248	$(72,168)	$(59,920)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value excluding the related accrued interest receivable/payable.

(4)	These derivatives represent transactions sold to local companies or institutions for which a credit rating is not readily available. The credit exposure is mitigated because a transaction with the same terms and conditions was bought with a rated counterparty.

Liquidity
     Liquidity refers to the level of cash and eligible investments to meet loan and investment commitments, potential deposit outflows and debt repayments. ALCO, using measures of liquidity developed by management, which involves the use of several assumptions, reviews the Corporation’s liquidity position on a weekly basis.
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance as it protects the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other unsecured lines established with financial institutions. ALCO reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as supplementary sources of funding. Commercial paper has also provided additional funding as well as long-term funding through the issuance of notes and long-term brokered certificates of deposit. The cost of these different alternatives, among other things, is taken into consideration. The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.
     A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary. In the event that the Corporation’s Bank subsidiary falls under the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Bank currently complies with the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. In addition, the average life of the retail brokered CDs was approximately 6 years at December 31, 2005. Approximately 54% of the value of these certificates are callable, but only at the Bank’s option.
     Certificates of deposit with denominations of $100,000 or higher amounted to $9.5 billion at December 31, 2005 of which $8.6 billion were brokered CDs.
     The following table presents a maturity summary of brokered CDs at December 31, 2005:

Total
(Dollars in thousands)
Less than one year	$3,854,890
Over one year to five years	793,963
Over five years to ten years	1,153,269
Over ten years	2,776,829

Total	$8,578,951

     The Corporation’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at a reasonable cost. The alternative sources of funding include, among others, sales of commercial loan participations, and the securitization of auto loans and commercial paper.
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
Concentration Risk
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation continues diversifying its geographical risk as evidenced by its operations in the Virgin Islands and entrance into new markets. For example, on March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of FirstBank Florida based in Miami, Florida. The purpose of the acquisition was to build a platform in Florida from which to initiate further expansion into the United States.
     The Corporation has a significant lending concentration of $3.1 billion in one mortgage originator in Puerto Rico at December 31, 2005, but received in May 2006 a cash payment of approximately $2.4 billion, substantially reducing the balance in secured commercial loans. The Corporation has outstanding $596.7 million with another mortgage originator in Puerto Rico for total loans granted to mortgage originators amounting to $3.7 billion at December 31, 2005. These commercial loans are secured by 41,038 individual mortgage loans on residential and commercial real estate with an average principal balance of $89,776 each. The mortgage originators have always paid the loans in accordance with their terms and conditions. On December 6, 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit). Of the total loans of $12.7 billion for 2005, approximately 84% have credit risk concentration in Puerto Rico, 10% in Florida (USA) and 6% in the Virgin Islands.
Selected Quarterly Financial Data
     Financial data showing results of the 2005 and 2004 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. This financial data has not been reviewed by the Corporation’s independent registered public accounting firm.

	2005
	(As Restated)
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except for per share results)
Interest income	$212,377	$249,157	$292,263	$313,793
Net interest income	65,276	193,071	66,743	107,229
Provision for loan losses	10,954	11,075	12,861	15,754
Net income (loss)	25,215	97,406	17,305	(25,322)
Earnings per common share-basic	$0.19	$1.08	$0.09	$(0.44)
Earnings per common share-diluted	$0.18	$1.05	$0.09	$(0.42)

	2004
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except for per share results)
Interest income	$150,550	$160,869	$186,664	$192,251
Net interest income	128,519	5,251	170,606	93,105
Provision for loan losses	13,200	13,200	13,200	13,200
Net income (loss)	65,430	(18,192)	88,393	41,694
Earnings per common share-basic	$0.69	$(0.35)	$0.97	$0.39
Earnings per common share-diluted	$0.67	$(0.34)	$0.94	$0.38
Market Prices and Stock Data
     The Corporation’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol FBP. At December 31, 2006 and 2005, there were 566 and 589, respectively, holders of record of the Corporation’s common stock.
     The following table sets forth the high and low prices of the Corporation’s common stock for the periods indicated as reported by the NYSE. This table reflects the effect of the June 2005 two-for-one stock split on the Corporation’s outstanding shares of common stock at June 15, 2005.

Quarter ended	High	Low	Last
2006:
December	$10.79	$9.39	$9.53
September	11.15	8.66	11.06
June	12.22	8.90	9.30
March	13.15	12.20	12.36

2005:
December	$15.56	$10.61	$12.41
September	26.07	16.50	16.92
June	21.31	17.31	20.08
March	32.26	20.78	21.13

2004:
December	$32.43	$23.65	$31.76
September	24.93	19.81	24.15
June	21.34	17.57	20.38
March	21.66	19.50	20.80

2003:
December	$20.16	$15.62	$19.78
September	15.99	14.18	15.38
June	15.84	13.73	13.73
March	14.00	11.36	13.49
Changes in Internal Controls over Financial Reporting
Refer to Item 9A
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information required herein is incorporated by reference to the information included under the sub caption “Quantitative and Qualitative Disclosures about Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10K.
Item 8. Financial Statements and Supplementary Data
     The information required herein is incorporated by reference from pages 93 through 161 of the annual report to security holders for the year ended December 31, 2005.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
First BanCorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based on the Corporation’s identification of the material weaknesses in the Corporation’s internal control over financial reporting described within Management’s Report on Internal Control Over Financial Reporting, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were not effective as of December 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of the effectiveness of internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of FDICIA.
A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Management has excluded FirstBank Florida (formerly Ponce General Corporation) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. FirstBank Florida, a wholly-owned subsidiary, represents approximately 4% of the Corporation’s total assets as of December 31, 2005 and approximately 3% of the Corporation’s total revenues for the year ended December 31, 2005.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, First BanCorp’s management has identified the following material weaknesses in the Corporation’s internal control over financial reporting.
1.	Ineffective Control Environment. The Corporation did not maintain an effective control environment. Specifically the Corporation did not maintain effective controls with respect to the review, supervision and monitoring of its accounting operations, including with respect to the accounting of purchases in bulk of mortgage loans and pass-through trust certificates (the “mortgage-related transactions”). This ineffective control environment enabled certain former members of management to override the Corporation’s internal control over financial reporting thereby precluding other members of management, the Board of Directors, the Audit Committee and the Corporation’s independent registered public accounting firm from having access to certain information relevant to the Corporation’s accounting for the variable interest rate features associated with certain of its mortgage-related transactions.

2.	Ineffective controls over the documentation and communication of relevant terms of certain mortgage loans bulk purchase transactions. The Corporation did not maintain effective controls over the documentation and communication of all of the relevant terms and conditions of certain mortgage loans bulk purchase transactions, including the existence of oral and emails agreements and extended recourse.

3.	Ineffective controls over communications to the Audit Committee. The Corporation did not maintain effective controls to ensure that management provided the Audit Committee complete information regarding certain mortgage-related transactions in an organized manner so as to enable the Audit Committee to properly oversee those transactions and their associated external financial reporting.

4.	Ineffective controls over communications to the Corporation’s independent registered public accounting firm. The Corporation did not maintain effective controls to ensure complete and adequate communication to the Corporation’s registered public accounting firm.

5.	Ineffective anti-fraud controls and procedures. The Corporation did not maintain effective anti-fraud controls and procedures to ensure the effective assignment of authority and monitoring of its external financial reporting process.

6.	Insufficient accounting resources and expertise. The Corporation did not maintain a sufficient complement of accounting and financial personnel with sufficient knowledge, experience, and training to meet the Corporation’s external financial reporting responsibilities.

The material weaknesses described above in numbered paragraphs 1 through 6 contributed to the existence of the material weaknesses discussed below in numbered paragraphs 7 through 9.

Additionally, these material weaknesses resulted in the restatement of the consolidated financial statements for the first quarter of 2005 and could result in misstatements of any of the Corporation’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

7.	Ineffective controls over the accounting for mortgage-related transactions. The Corporation did not maintain effective controls over the accounting for its mortgage-related transactions with certain counterparties. Specifically, the Corporation did not have effective controls in place to ensure the identification of recourse provisions that precluded the recognition of such transactions as purchases of loans or collaterized mortgage securities in written agreements relating to the mortgage-related transactions. This control deficiency resulted in the restatement of the consolidated financial statements for the first quarter of 2005 and could result in a misstatement in the classification of investment securities, loans receivable and interest income accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

8.	Ineffective controls over the accounting for derivative financial instruments. The Corporation did not maintain effective controls over the accounting for its derivative financial instruments. Specifically, the Corporation’s internal controls were not properly designed to identify derivatives embedded within its mortgage purchases and other loan contracts. Additionally, the Corporation did not maintain effective controls over the identification and valuation of hedge ineffectiveness as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the consolidated financial statements for the first quarter of 2005 and could result in a misstatement of the Corporation’s derivative financial instruments and related accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

9.	Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities. The Corporation did not maintain effective controls over the valuation of premiums and discounts on mortgage-backed securities. Specifically, the Corporation amortized premium and discounts on mortgage-backed securities using a straight-line pro rata method rather than the effective interest method, as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the consolidated financial statements for the first quarter of 2005 and could result in a misstatement in the deferred premiums and discounts amortization accounts that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
As a result of the existence of the material weaknesses discussed above, the Corporation did not maintain effective control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
First BanCorp’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K along with the Corporation’s consolidated financial statements.

Plan for Remediation of Material Weaknesses that Existed as of December 31, 2005
First BanCorp has implemented a number of remedial measures designed to address the material weaknesses identified in the Corporation’s internal control over financial reporting as of December 31, 2005 and to enhance the Corporation’s overall corporate governance.
Although the material weaknesses disclosed in the 2004 Annual Report on Form 10K/A have not been remediated as of December 31, 2005, the Company continues its remedial activities as described in its remediation plan included in the 2004 10K/A and further described below.
1. First BanCorp has significantly improved its control environment, including the following:
*	Changes in Management and Clarification of the Role, Responsibilities and Authority of Management. The former CEO and former CFO resigned from the Corporation, after the Audit Committee recommended this action to the Board and the Board requested their resignation. Also the Board appointed a new CEO and a new CFO and created the new position of COO, to which it appointed an executive. In addition, the Board appointed a new General Counsel, who reports to the CEO. The roles, responsibilities and authority of the persons in each of these positions have been clarified to better inhibit any override of the Corporation’s internal control over financial reporting. In addition, in 2006 the Corporation has implemented detection controls to improve the identification and response to any instances of undue control by an unauthorized person of the financial reporting process.

*	Risk Management Program and Enhancement of the Communication of Information to the Audit Committee. During the first quarter of 2006, the Board reviewed the Corporation’s risk management program with the assistance of outside consultants and legal counsel. This effort has resulted in a realignment of risk management functions and the adoption of an enterprise-wide risk management process. The Board appointed a senior management officer as Chief Risk Officer and appointed this officer to the Risk Management Council with reporting responsibilities to the CEO and the Audit Committee. In addition, the Board has formed an Asset/Liability Risk Committee of the Board which will be responsible for the oversight of risk management, including asset quality, portfolio performance, interest rate and market sensitivity, and portfolio diversification. In addition, the Asset/Liability Risk Committee will have the authority to examine the Corporation’s investment activities and liabilities, such as its brokered CDs, to facilitate appropriate oversight by the Board. Finally, management will be required to bring to the attention of the Asset/Liability Risk Committee new forms of transactions or variants of forms of transactions that the Asset/Liability Risk Committee has not yet reviewed to enable the Asset/Liability Risk Committee to fully evaluate the consequences of such transactions to the Corporation. In addition, management will be required to bring to the attention of the Audit Committee new forms of transactions or variants of forms of transactions for which the Corporation has not determined the appropriate accounting treatment to enable the Audit Committee to fully evaluate the accounting treatment of such transactions. The enhancements of the risk management program are expected to result in a control environment that ensures the discussion and analysis of the legal and accounting implications of new forms of transactions or variants of transactions that may have a significant impact on the Corporation’s financial condition or on the accuracy and completeness of the financial reporting process.

*	Transaction Documentation. In August 2006, the Corporation adopted a specific policy that requires that all transactions be completely and fully documented, thereby prohibiting any oral or undisclosed side agreements, and that such documentation be contemporaneously prepared and executed and centrally maintained and organized.

*	Board Membership Changes. The Board appointed the new CEO and new COO to the Board. In addition, in November 2005, the Board elected Fernando Rodríguez-Amaro as a new independent director to serve as an additional audit committee financial expert, and thereafter appointed him Chairman of the Audit Committee as of January 1, 2006. Also, in the first quarter of 2006, the Board appointed Jose Menéndez Cortada as the Lead Independent Director of the Board.

*	Corporate Governance Review. During the first quarter of 2006, with the assistance of outside consultants and outside counsel, the Corporate Governance Committee of the Board re-evaluated the Corporation’s corporate governance and made recommendations to the full Board for changes. This effort is expected to result in a clearer understanding of the responsibilities and duties of the Board and its committees and in an alignment of those responsibilities with the industry’s best practices.

*	Ethical Training of Employees and Directors. In 2006, the Corporation has designed and offered enhanced corporate compliance seminars to every employee and director. Through the corporate compliance training program, the Corporation is emphasizing the importance of compliance with the Corporation’s policies and procedures and control systems, including the new policy regarding full and complete documentation of agreements and prohibiting oral and side agreements, the Corporation’s Code of Ethics and Code of Conduct, the Corporation’s various legal compliance programs, and the availability of mechanisms to report possible unethical behavior, such as the Audit Committee’s whistleblower hotline.

*	Procedures Relating to Concerns About Senior Management’s Conduct. During 2006, the Board and the Audit Committee revised their respective procedures to emphasize more clearly the requirement that the Board or the Audit Committee be notified whenever any concerns arise regarding the conduct of senior management, including allegations of possible fraud, self-dealing or any other inappropriate conduct. In addition, when the Corporation appointed a new General Counsel, it specified that the General Counsel will report to the CEO in contrast to the former General Counsel who reported to the former CFO.
2. Accounting for Mortgage-Related Transactions. The Corporation’s management believes that, as of June 30, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to purchases of mortgages in bulk and the purchases of mortgages where the seller of the mortgages retains the servicing responsibilities. The Corporation has controls that specify that the terms of any recourse provisions or retained servicing arrangements must be reviewed by the General Counsel before they are included in purchase agreements. In addition, the Board has reviewed the Corporation’s risk management program, enhanced the communication to the Audit Committee and adopted a specific policy for transactions documentation as further described in item 1 above.
3. Accounting for Derivative Financial Instruments. The Corporation’s management believes that, as of June 30, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to the identification of derivatives and the measurement of hedge effectiveness. With respect to the identification of derivatives, the Corporation has implemented the following changes:
•	the legal and accounting departments must review any new forms of transactions or any variants of forms of transactions for which the Corporation has not determined the accounting in order to identify any derivatives resulting from the structure of such transactions; and

•	periodic testing of this review process is required to make sure that it is operating effectively to ensure compliance with SFAS 133.

•	education of personnel on derivative financial instruments and involvement of outside experts, as necessary.
     With respect to the measurement of hedge effectiveness, the Corporation has revised its controls accounting procedures to state that the receipt of an upfront payment from an interest rate swap counterparty precludes the use of the short-cut method of accounting under SFAS 133.
4. Accounting for the Amortization of Premiums and Discounts on Mortgage-Backed Securities. The Corporation’s management believes that, as of January 1, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to the accounting for the amortization of premiums and discounts on mortgage-backed securities. Management adjusted the balances to reflect the use of the effective interest method. In addition, the Corporation has reviewed the accounting policy to require the use of the interest method for the amortization of premiums and discounts on mortgage-backed securities. As a result of such review, effective January 1, 2006 the Corporation implemented the interest method for the amortization of premiums and discounts on mortgage-backed securities.
5. Overall Accounting Resources and Expertise. The Corporation has recruited additional staff to strengthen its accounting, internal control, financial reporting, legal, regulatory compliance, and internal audit functions. Further, the Corporation has appointed a senior management executive as the Chief Accounting Officer with primary responsibility for the development and implementation of the Corporation’s accounting policies and practices and to review and monitor critical accounts and transactions to ensure that they are managed in accordance with such policies and practices, generally accepted accounting principles in the United States and applicable regulatory requirements.
First BanCorp’s remediation efforts have continued into 2007. During 2006, First BanCorp concentrated its remediation efforts on those areas that had the most pervasive effects on First BanCorp’s internal control over financial reporting. Specifically, with respect to the material weaknesses described within Management’s Report on Internal Control Over Financial Reporting , First BanCorp took significant actions to (i)improve its control environment, including its “tone at the top”, (ii) remediate the material weakness related to purchases of mortgages in bulk and purchases of mortgages where the seller of the mortgages retains the servicing responsibilities, (iii) remediate the material weakness with respect to the identification of derivatives and measurement of hedge effectiveness, and (iv) remediate the material weakness related to the accounting for the amortization of premiums and discounts on mortgage backed securities. First BanCorp’s Audit Committee has provided and will continue to provide oversight and review of the Company’s initiatives to remediate material weaknesses in First BanCorp’s internal control over financial reporting.
Other Enhancements to Internal Control Over Financial Reporting
The following describes other enhancements that are being undertaken by First BanCorp, in addition to the measures described above, to address the material weaknesses in the Corporation’s internal control over financial reporting:

1.	The Corporation has created the position of Corporate Controller that reports directly to the CFO. The Corporate Controller oversees the corporate financial records of the Corporation. The controllers of the Corporation’s subsidiaries now report directly to the Corporate Controller.

2.	The Corporation has segregated the investment accounting department from the treasury department. The investment accounting department reports now directly to the Corporate Controller.

3.	The Corporation has created the corporate reporting department reporting directly to the Chief Accounting Officer. The corporate reporting department has the responsibility of SEC filings and financial reporting to the Corporation’s Board of Directors.
First BanCorp believes that the remediation and other efforts described above have significantly improved and will continue to improve First BanCorp’s internal control over financial reporting and its disclosure controls and procedures. First BanCorp’s management, with the oversight of the Audit Committee, will continue to take steps to remedy the identified material weaknesses in the Corporation’s internal control over financial reporting as expeditiously as possible.
Changes in Internal Control Over Financial Reporting
There were the following changes to the Corporation’s internal control over financial reporting during the last quarter of year 2005: the appointment of a new CEO, new COO and hiring of a new independent director to serve as an additional audit committee financial expert on the Audit Committee.
Item 9B. Other Information
On April 28, 2005, FirstBank and Fernando Batlle entered into a Separation Agreement, pursuant to which Mr. Batlle’s employment as an Executive Vice President was terminated. Pursuant to the terms of the Separation Agreement as consideration for entering into the Agreement, providing a release and settling all claims Mr. Batlle or his wife had or may have had in the future against FirstBank, the Corporation and its affiliates, Mr. Batlle and his wife received an aggregate lump sum payment of $1,800,000, 12 months of COBRA coverage, the company car he utilized, and the computer and printer he utilized.
On April 28, 2005, FirstBank also entered into Contract for Consulting Service with Mr. Batlle. Pursuant to the Contract for Consulting Service, Mr. Batlle was entitled to receive a monthly fee of $4,166 during the one-year term of the contract for providing to FirstBank, for up to 22 hours per month, consulting services with respect to financial and banking matters as well as providing it with assistance and cooperation with respect to any lawsuit, claim, dispute or investigation regarding issues to which Mr. Batlle had knowledge or which were his responsibility while he was employed by FirstBank. Pursuant to the termination clause of the Contract, on June 10, 2005, Mr. Batlle notified FirstBank of his decision to terminate the Contract. Upon such termination, Mr. Batlle was entitled to receive in Full the fees allocable to the remaining portion of the Contract. In this regard, FirstBank delivered a payment to Mr. Batlle in the amount of $50,000 less a 7% withholding tax applicable to such payment.

PricewaterhouseCoopers LLP
254 Muñoz Rivera Avenue
BBVA Tower, 9th Floor
Hato Rey, PR 00918
Telephone (787) 754-9090
Facsimile (787) 766-1094
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of First BanCorp
We have completed integrated audits of First BanCorp’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries (the “Corporation”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because the Corporation did not maintain (1) an effective control environment, (2) effective controls over the documentation and communication of relevant terms of certain mortgage loans bulk purchase transactions, (3) effective controls over communications to the Audit Committee, (4) effective controls over communications to the Corporation’s independent registered public accounting firm, (5) effective anti-fraud controls and procedures, (6) sufficient accounting resources and expertise, (7) effective controls over the accounting for its mortgage-related transactions with certain counterparties, (8) effective controls over the accounting for its derivative financial instruments, and (9) effective controls over the valuation of premiums and discounts on mortgage- backed securities, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses as of December 31, 2005 have been identified and included in management’s assessment:
1.	Ineffective Control Environment. The Corporation did not maintain an effective control environment. Specifically, the Corporation did not maintain effective controls with respect to the review, supervision and monitoring of its accounting operations, including with respect to the accounting of purchases in bulk of mortgage loans and pass-through trust certificates (the “mortgage-related transactions”). This ineffective control environment enabled certain former members of management to override the Corporation’s internal control over financial reporting thereby precluding other members of management, the Board of Directors, the Audit Committee and the Corporation’s independent registered public accounting firm from having access to certain information relevant to the Corporation’s accounting for the variable interest rate features associated with certain of its mortgage-related transactions.
2.	Ineffective controls over the documentation and communication of relevant terms of certain mortgage loans bulk purchase transactions. The Corporation did not maintain effective controls over the documentation and communication of all of the relevant terms and conditions of certain mortgage loans bulk purchase transactions, including the existence of oral and emails agreements and extended recourse.

3.	Ineffective controls over communications to the Audit Committee. The Corporation did not maintain effective controls to ensure that management provided the Audit Committee complete information regarding certain mortgage-related transactions in an organized manner so as to enable the Audit Committee to properly oversee those transactions and their associated external financial reporting.

4.	Ineffective controls over communications to the Corporation’s independent registered public accounting firm. The Corporation did not maintain effective controls to ensure complete and adequate communication to the Corporation’s registered public accounting firm.

5.	Ineffective anti-fraud controls and procedures. The Corporation did not maintain effective anti-fraud controls and procedures to ensure the effective assignment of authority and monitoring of its external financial reporting process.

6.	Insufficient accounting resources and expertise. The Corporation did not maintain a sufficient complement of accounting and financial personnel with sufficient knowledge, experience, and training to meet the Corporation’s external financial reporting responsibilities.
The material weaknesses described above in numbered paragraphs 1 through 6 contributed to the existence of the material weaknesses discussed below in numbered paragraphs 7 through 9. Additionally, these material weaknesses resulted in the restatement of the consolidated financial statements for the first quarter of 2005 and could result in misstatements of any of the Corporation’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
7.	Ineffective controls over the accounting for mortgage-related transactions. The Corporation did not maintain effective controls over the accounting for its mortgage-related transactions with certain counterparties. Specifically, the Corporation did not have effective controls in place to ensure the identification of recourse provisions that precluded the recognition of such transactions as purchases of loans or collateralized mortgage securities in written agreements relating to the mortgage-related transactions. This control deficiency resulted in the restatement of the consolidated financial statements for the first quarter of 2005 and could result in a misstatement in the classification of investment securities, loans receivable and interest income accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

8.	Ineffective controls over the accounting for derivative financial instruments. The Corporation did not maintain effective controls over the accounting for its derivative financial instruments. Specifically, the Corporation’s internal controls were not properly designed to identify derivatives embedded within its mortgage purchases and other loan contracts. Additionally, the Corporation did not maintain effective controls over the identification and valuation of hedge ineffectiveness as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the consolidated financial statements for the first quarter of 2005 and could result in a misstatement of the Corporation’s derivative financial instruments and related accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

9.	Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities. The Corporation did not maintain effective controls over the valuation of premiums and discounts on mortgage-backed securities. Specifically, the Corporation amortized premium and discounts on mortgage-backed securities using a straight-line pro rata method rather than the effective interest method, as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the consolidated financial statements for the first quarter of 2005 and could result in a misstatement in the deferred premiums and discounts amortization accounts that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
The material weaknesses referred to above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Corporation’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded FirstBank Florida (formerly Ponce General Corporation) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded FirstBank Florida from our audit of internal control over financial reporting. FirstBank Florida, a wholly-owned subsidiary, represents approximately 4% of the Corporation’s total assets as of December 31, 2005 and approximately 3% of the Corporation’s total revenues for the year ended December 31, 2005.
In our opinion, management’s assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Juan, Puerto Rico
February 6, 2007
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2007
Stamp 2128103 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2005	December 31, 2004
Assets

Cash and due from banks	$106,881,335	$6,211,372
Money market instruments, including $381,848,364 pledged that can be repledged for 2005 (2004 - $404,748,972)	715,823,907	702,163,791
Federal funds sold and securities purchased under agreements to resell	508,967,369	118,000,000
Time deposits with other financial institutions	48,967,475	100,600,000

Total money market investments	1,273,758,751	920,763,791

Investment securities available-for-sale, at fair value:
Securities pledged that can be repledged	1,744,846,054	1,072,058,479
Other investment securities	203,331,449	247,536,295

Total investment securities available-for-sale	1,948,177,503	1,319,594,774

Investment securities held-to-maturity, at amortized cost:
Securities pledged that can be repledged	3,115,260,660	2,996,930,801
Other investment securities	323,327,297	380,636,249

Total investment securities held-to-maturity	3,438,587,957	3,377,567,050

Other equity securities	42,367,500	81,275,000

Loans, net of allowance for loan losses of $147,998,733 (2004 - $141,035,841)	12,436,257,993	9,547,054,561
Loans held for sale, at lower of cost or market	101,672,531	9,903,189

Total loans, net	12,537,930,524	9,556,957,750

Premises and equipment, net	116,947,772	95,813,545
Other real estate owned	5,019,106	9,255,973
Accrued interest receivable	103,692,478	56,936,934
Due from customers on acceptances	353,864	407,625
Other assets	343,933,937	212,261,455

Total assets	$19,917,650,727	$15,637,045,269

Liabilities & Stockholders’ Equity

Liabilities:
Non-interest bearing deposits	$811,006,126	$699,581,764
Interest bearing deposits	11,652,746,080	7,212,740,444
Federal funds purchased and securities sold under agreements to repurchase	4,833,882,000	4,165,360,913
Advances from the Federal Home Loan Bank (FHLB)	506,000,000	1,598,000,000
Notes payable	178,693,249	178,239,975
Other borrowings	231,622,020	276,692,251
Subordinated notes	—	82,280,418
Bank acceptances outstanding	353,864	407,625
Accounts payable and other liabilities	505,506,453	219,408,593

	18,719,809,792	14,432,711,983

Commitments and contingencies (Note 30 and 33)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares; issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	550,100,000
Common stock, $1 par value, authorized 250,000,000 shares; issued 90,772,856 shares (2004 - 45,310,055 shares)	90,772,856	45,310,055
Less: Treasury Stock (at par value)	(9,897,800)	(4,920,900)

Common stock outstanding	80,875,056	40,389,155

Additional paid-in capital	—	4,863,299
Capital reserve	—	82,825,000
Legal surplus	265,844,192	183,019,192
Retained earnings	316,696,971	299,501,016
Accumulated other comprehensive (loss) income, net of tax of $16,259 (2004 - ($894,396))	(15,675,284)	43,635,624

	1,197,840,935	1,204,333,286

Total liabilities and stockholders’ equity	$19,917,650,727	$15,637,045,269

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2005	2004	2003
Interest income:
Loans	$772,099,930	$458,180,082	$400,908,876
Investment securities	273,603,902	228,417,189	143,850,531
Money market investments	21,886,150	3,736,452	4,707,054

Total interest income	1,067,589,982	690,333,723	549,466,461

Interest expense:
Deposits	393,151,942	119,843,691	165,126,334
Federal funds purchased and repurchase agreements	179,124,075	129,572,722	105,705,205
Advances from FHLB	32,756,084	27,668,471	19,418,432
Notes payable and other borrowings	30,238,672	15,767,897	7,278,384

Total interest expense	635,270,773	292,852,781	297,528,355

Net interest income	432,319,209	397,480,942	251,938,106

Provision for loan losses	50,644,344	52,799,550	55,915,598

Net interest income after provision for loan losses	381,674,865	344,681,392	196,022,508

Other income:
Other service charges on loans	5,430,713	3,910,483	6,522,276
Service charges on deposit accounts	11,796,185	10,937,998	9,526,946
Mortgage banking activities	3,798,145	3,921,135	3,013,840
Net gain on investments	12,338,969	9,457,190	35,590,260
Rental income	3,462,504	3,070,697	2,223,734
Gain on sale of credit card portfolio	—	5,532,684	32,385,353
Other operating income	26,250,063	22,793,769	17,535,927

Total other income	63,076,579	59,623,956	106,798,336

Other operating expenses:
Employees’ compensation and benefits	102,077,927	82,439,613	74,488,194
Occupancy and equipment	47,582,007	39,430,288	36,363,434
Business promotion	18,717,468	16,348,849	12,414,820
Professional fees	13,387,333	4,165,093	2,991,839
Taxes, other than income taxes	9,809,320	8,467,962	7,404,729
Insurance and supervisory fees	5,509,429	4,125,835	3,729,860
Provision for contingencies	82,750,000	—	—
Other operating expenses	35,298,372	25,502,068	27,236,805

Total other operating expenses	315,131,856	180,479,708	164,629,681

Income before income tax provision	129,619,588	223,825,640	138,191,163
Income tax provision	15,015,504	46,500,247	18,297,490

Net income	$114,604,084	$177,325,393	$119,893,673

Dividends to preferred stockholders	40,275,996	40,275,996	30,358,863

Net income available to common stockholders	$74,328,088	$137,049,397	$89,534,810

Net income per common share basic:
Earnings per common share basic	$0.92	$1.70	$1.12

Net income per common share diluted:
Earnings per common share diluted	$0.90	$1.65	$1.09

Dividends declared per common share	$0.28	$0.24	$0.22

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$114,604,084	$177,325,393	$119,893,673

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,412,284	13,939,369	13,761,331
Amortization of core deposit intangibles	3,709,074	2,396,620	2,396,620
Provision for loan losses	50,644,344	52,799,550	55,915,598
Deferred income tax benefit	(60,222,881)	(6,508,814)	(26,744,079)
Gain on sale of investments, net	(20,712,604)	(12,156,182)	(41,350,820)
Other-than-temporary impairments on available-for-sale securities	8,373,635	2,698,992	5,760,560
Unrealized derivative loss (gain)	73,442,943	(15,528,996)	41,136,523
Net gain on sale of loans	(3,635,744)	(3,594,875)	(2,917,364)
Amortization of deferred net loan (fees) cost	389,049	(1,511,254)	(2,639,188)
Amortization of broker placement fees	15,123,382	13,874,998	12,866,952
Amortization of premium and (discount) on investment securities	14,520,096	15,090,031	17,305,088
Amortization of discount on subordinated notes	544,582	515,029	474,618
Gain on sale of credit card portfolio	—	(5,532,684)	(32,385,353)
Increase (decrease) in accrued income tax payable	28,362,574	(4,766,394)	8,353,011
Increase in accrued interest receivable	(43,996,026)	(15,400,487)	(982,130)
Increase in accrued interest payable	77,493,499	14,587,835	12,518,654
Decrease in other assets	5,661,362	7,375,482	1,657,323
Increase (decrease) in other liabilities	87,254,869	4,869,117	(2,765,265)

Total adjustments	252,364,438	63,147,337	62,362,079

Net cash provided by operating activities	366,968,522	240,472,730	182,255,752

Cash flows from investing activities:
Principal collected on loans	3,823,228,343	2,266,859,637	1,938,300,698
Loans originated	(6,088,694,602)	(4,985,689,733)	(3,507,655,892)
Purchases of loans	(454,873,010)	(199,970,917)	(132,639,610)
Proceeds from sale of loans	122,163,134	138,838,749	264,126,724
Proceeds from sale of available-for-sale investment securities	252,745,618	131,571,934	1,439,718,183
Purchases of securities held-to-maturity	(4,757,903,632)	(5,996,237,666)	(11,580,703,043)
Purchases of securities available-for-sale	(1,227,796,001)	(508,236,946)	(1,480,586,968)
Principal repayments and maturities of securities held-to-maturity	4,690,680,465	5,744,069,157	9,144,728,663
Principal repayments of securities available-for-sale	325,987,310	341,102,094	1,550,033,956
Additions to premises and equipment	(28,920,984)	(24,483,512)	(11,435,164)
Increases (decreases) in other equity securities	41,690,600	(35,250,000)	(8,997,500)
Cash paid for net assets acquired on acquisition of businesses	(78,404,803)	—	—

Net cash used in investing activities	(3,380,097,562)	(3,127,427,203)	(2,385,109,953)

Cash flows from financing activities:
Net increase in deposits	4,120,051,019	1,149,976,606	1,341,442,350
Net increase in federal funds purchased and securities sold under repurchase agreements	668,521,087	525,888,563	855,394,414
FHLB advances taken (payments)	(1,132,000,000)	685,000,000	540,000,000
Net proceeds from the issuance of notes payable and other borrowings	—	595,778,616	—
Repayments of notes payable and other borrowings	(127,992,616)	(140,185,000)	—
Dividends	(62,914,802)	(59,593,300)	(47,958,718)
Exercise of stock options	2,094,354	4,956,314	1,119,957
Issuance of preferred stock, net of cost	—	—	182,998,539
Treasury stock acquired	(965,079)	—	—

Net cash provided by financing activities	3,466,793,963	2,761,821,799	2,872,996,542

Net increase (decrease) in cash and cash equivalents	453,664,923	(125,132,674)	670,142,341
Cash and cash equivalents at beginning of period	926,975,163	1,052,107,837	381,965,496

Cash and cash equivalents at end of period	$1,380,640,086	$926,975,163	$1,052,107,837

Cash and cash equivalents include:
Cash and due from banks	$106,881,335	$6,211,372	$86,161,347
Money market investments	1,273,758,751	920,763,791	965,946,490

Total Cash and cash equivalents	$1,380,640,086	$926,975,163	$1,052,107,837

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2005	2004	2003
Preferred Stock:
Balance at beginning of year	$550,100,000	$550,100,000	$360,500,000
Shares issued (7.00% Non-cumulative non convertible, Series E)	—	—	189,600,000

Balance at end of year	$550,100,000	$550,100,000	$550,100,000

Common stock:
Balance at beginning of year	40,389,155	40,027,285	39,954,535
Common stock issued under stock option plan before stock split	76,373	361,870	72,750
Treasury stock acquired before June 30, 2005 stock split	(28,000)	—	—
Shares issued as a result of stock split on June 30, 2005	40,437,528	—	—

Balance at end of year	$80,875,056	$40,389,155	$40,027,285

Additional paid-in capital:
Balance at beginning of year	4,863,299	268,855	—
Treasury stock acquired	(937,079)	—	—
Issuance cost of preferred stock	—	—	(778,352)
Shares issued under stock option plan	2,017,981	4,594,444	1,047,207
Adjustment for stock split on June 30, 2005	(5,944,201)	—	—

Balance at end of year	$—	$4,863,299	$268,855

Capital Reserve:
Balance at beginning of year	82,825,000	80,000,000	70,000,000
Transfer from retained earnings	—	2,825,000	10,000,000
Transfer to legal surplus	(82,825,000)	—	—

Balance at end of year	$—	$82,825,000	$80,000,000

Legal surplus:
Balance at beginning of year	183,019,192	165,709,122	155,192,258
Transfer from retained earnings	—	17,310,070	10,516,864
Transfer from capital reserve	82,825,000	—	—

Balance at end of year	$265,844,192	$183,019,192	$165,709,122

Retained earnings:
Balance at beginning of year	299,501,016	201,903,993	156,309,011
Net income	114,604,084	177,325,393	119,893,673
Cash dividend declared on common stock	(22,638,806)	(19,317,304)	(17,599,855)
Cash dividend declared on preferred stock	(40,275,996)	(40,275,996)	(30,358,863)
Issuance cost of preferred stock	—	—	(5,823,109)
Adjustment for stock split on June 30, 2005	(34,493,327)	—	—
Transfer to capital reserve	—	(2,825,000)	(10,000,000)
Transfer to legal surplus	—	(17,310,070)	(10,516,864)

Balance at end of year	$316,696,971	$299,501,016	$201,903,993

Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of year	43,635,624	35,812,500	34,066,622
Other comprehensive (loss) income, net of deferred tax	(59,310,908)	7,823,124	1,745,878

Balance at end of year	$(15,675,284)	$43,635,624	$35,812,500

Total stockholders’ equity	$1,197,840,935	$1,204,333,286	$1,073,821,755

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2005	2004	2003
Net income	$114,604,084	$177,325,393	$119,893,673

Other comprehensive income:

Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(47,839,301)	17,561,629	26,822,165
Less: Reclassification adjustment for net gains and other-than-temporary impairments included in net income	(12,382,262)	(9,457,190)	(35,590,260)
Income tax benefit (expense) related to items of other comprehensive income	910,655	(281,315)	10,513,973

Other comprehensive (loss) income for the period, net of tax	(59,310,908)	7,823,124	1,745,878

Total comprehensive income	$55,293,176	$185,148,517	$121,639,551

The accompanying notes are an integral part of these statements.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Summary of Significant Accounting Policies
          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with prevailing practices within the financial services industry. The following is a description of First BanCorp’s (“First BanCorp” or “the Corporation”) most significant policies:
          Nature of business
          First BanCorp is a publicly-owned, Puerto Rico-chartered bank holding company that is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the US and British Virgin Islands.
           The Corporation provides a wide range of financial services for retail, commercial and institutional clients. At December 31, 2005, the Corporation controlled four wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), FirstBank Insurance Agency, Inc., Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and Ponce General Corporation, Inc. (“Ponce General”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency, PR Finance Group is a domestic corporation and Ponce General is the holding company of a federally chartered stock savings association, FirstBank Florida. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. Within FirstBank, there are two separately regulated businesses: (1) the Virgin Islands operations; (2) the Miami loan agency. The U.S. Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank’s loan agency in the state of Florida is regulated by the Office of Financial Regulation of the state of Florida, the Federal Reserve Bank of Atlanta and Federal Reserve Bank of New York. As of December 31, 2005, the Corporation had total assets of $19.9 billion, total deposits of $12.4 billion and total stockholders’ equity of $1.2 billion.
          FirstBank Insurance Agency is subject to the supervision, examination and regulation by the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico. PR Finance Group is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico. FirstBank Florida is subject to the supervision, examination and regulation of the Office of Thrift Supervision (the “OTS”).
          At December 31, 2005, FirstBank conducted its business through its main offices located in San Juan, Puerto Rico, forty-six full service banking branches in Puerto Rico, fourteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Coral Gables, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico; First Leasing and Rental Corporation, a vehicle leasing and daily rental company with nine offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with thirty-seven offices in Puerto Rico; First Mortgage, Inc., a residential mortgage loan origination company with thirty offices in FirstBank branches and at stand alone sites; and FirstBank Overseas Corporation, an international banking entity under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico; First Insurance Agency VI, Inc., an insurance agency with three offices that sell insurance products in the USVI; First Trade, Inc., which provides foreign sales corporation management services with an office in the USVI and an office in Barbados; and First Express, a small loans company with three offices in the USVI.

          Business combinations
          On March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of Unibank, a thrift subsidiary, and Ponce Realty, with a total of eleven financial service facilities in the state of Florida. The purpose of the acquisition was to build a platform in Florida from which to initiate further expansion into the United States. As of the acquisition date, excluding the effect of purchase accounting entries, Ponce General had approximately $546.2 million in assets, $476.0 million in loans composed mainly of residential and commercial mortgage loans amounting to approximately $425.8 million, commercial and construction loans amounting to approximately $28.2 million and consumer loans amounting to approximately $22.1 million and $439.1 million in deposits. The consideration consisted mainly of payments made to principal and minority shareholders of Ponce General’s outstanding common stock at acquisition date. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $101.9 million. The purchase price resulted in a premium of approximately $36 million that was mainly allocated to core deposit intangibles and goodwill. The Corporation subsequently changed the name of Unibank to FirstBank Florida.
          FirstBank Florida is a federally chartered stock savings association which is headquartered in Miami, Florida (USA) and currently is the only operating subsidiary of Ponce General. FirstBank Florida provides a wide range of banking services to individual and corporate customers through its eight branches in Florida (USA).
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
          Reclassifications
          For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2005 presentation.
          Use of estimates in the preparation of financial statements
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          Stock split
          All references to the numbers of common shares and per share amounts in the financial statements and notes to the financial statements, except for the number of shares issued, outstanding and held in treasury at December 31, 2004 and 2003 presented in the consolidated statements of changes in stockholders’ equity, have been restated to reflect the June 30, 2005 two-for-one common stock split.
          Cash and cash equivalents
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
          Investment securities
The Corporation classifies its investments in debt and equity securities into one of four categories:
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
          Trading - Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. At December 31, 2005 and 2004 the Corporation did not hold investment securities for trading purposes.
          Available-for-sale - Securities not classified as held-to-maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred tax, reported in other comprehensive income as a separate component of stockholders’ equity.
          Other equity securities - Equity securities that do not have readily available fair values are classified as other equity securities in the consolidated statements of financial condition. These securities are stated at the lower of cost or realizable value. This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (FHLB) regulatory requirements. Their realizable value equals their cost.
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
     Evaluation of other-than-temporary impairment on held-to-maturity and available-for-sale securities
     The Corporation evaluates for impairment its debt and equity securities when their fair market value has remained below cost for six months or more, or earlier if other factors indicative of potential impairment exist. Investments are considered to be impaired when their cost exceeds fair market value.

The Corporation evaluates if the impairment is other-than-temporary depending upon whether the portfolio is of fixed income securities or equity securities as further described below. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.
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
     The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more. An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of twelve months or more.
     Loans
     Loans are stated at the principal outstanding balance, net of unearned interest, unamortized deferred origination fees and costs and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method which approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal, auto loans and finance leases is recognized as income under a method which approximates the interest method. When a loan is paid off or sold, any unamortized net deferred fee (cost) is credited (charged) to income.
     Loans on which the recognition of interest income has been discontinued are designated as non-accruing. When loans are placed on non-accruing status, any accrued but uncollected interest income is reversed and charged against interest income. Consumer, commercial and mortgage loans are classified as non-accruing when interest and principal have not been received for a period of 90 days or more. This policy is also applied to all impaired loans based upon an evaluation of the risk characteristics of said loans, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses. Closed-end consumer loans and leases are charged-off when payments are 120 days in arrears. Open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears.
     Loans held for sale
     Loans held for sale are stated at the lower of cost or market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income. At December 31, 2005, the aggregate cost exceeds the fair value of loans held for sale and therefore loans held for sale were adjusted down to reflect their fair value. At December 31, 2004, the aggregate fair value of loans held for sale exceeded their cost.
     Allowance for loan losses
          The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as current economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans. The provision for loan losses charged to current operations is based on such methodology. Loan losses are charged and recoveries are credited to the allowance for loan losses.
          The methodology used to establish the allowance for loan losses is based on SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118) and SFAS No. 5 “Accounting for Contingencies.” Under SFAS No. 114, commercial loans over a predefined amount are identified for impairment evaluation on an individual basis.
     The Corporation has defined impaired loans as loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. The Corporation measures impairment individually for those commercial, real estate and construction loans with a principal balance exceeding $1 million. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Groups of small balance, homogeneous loans are collectively evaluated for impairment considering among other factors, historical charge-off experience, existing economic conditions and risk characteristics relevant to the particular loan category. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are individually considered homogeneous and each portfolio is evaluated collectively for impairment.
          Under SFAS No. 5, the allowance for loan losses calculation for the Corporation is mainly based on historical net charge-off experience by loan type as adjusted for economic conditions.
          Cash payments received on impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income. However, when management believes the ultimate collectibility of principal is in doubt, the interest portion is applied to principal.
     Transfers and servicing of financial assets and extinguishment of liabilities
          After a transfer of financial assets that qualifies for sale accounting, the Corporation recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
          The transfer of financial assets in which the Corporation surrenders control over the assets, is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Liabilities — a Replacement of SFAS No. 125” sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered, which includes: (1) the assets must be isolated from creditors of the transferor, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
     Premises and equipment
     Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings.
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
     Other real estate owned (OREO)
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
     To estimate the fair value of servicing assets, the Corporation considers the present value of expected future cash flows associated with the servicing assets. For purposes of measuring impairment of servicing assets, the Corporation stratifies such assets based on predominant risk characteristics of the underlying loans such as region, terms and coupon. Temporary impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. If it is later determined that all or a portion of the temporary impairment has been recovered for a particular tranche, the valuation allowance is reduced through a recovery of income. Any fair value increase in excess of the cost basis of the servicing asset for a given stratum is not recognized.
          Servicing rights are also reviewed for other-than-temporary impairment. When the recoverability of an impaired servicing asset is determined to be remote, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing rights, precluding subsequent recoveries.

     Goodwill and other intangible assets
     Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair values at the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:
•	Definite life intangibles, mainly core deposits, are amortized over their estimated life, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

•	Goodwill and other indefinite life intangibles are not amortized but are reviewed periodically for impairment at least annually.
The Corporation performed impairment tests for the years ended December 31, 2005, 2004 and 2003 and determined that there was no impairment to be recognized for those periods for goodwill and other intangible assets. For further disclosures refer to Note 11 to the consolidated financial statements.
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

     Stock based compensation
     The Corporation has a stock-based employee compensation plan, which is described more fully in Note 21. The Corporation accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Options granted are not subject to vesting requirements. The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation to stock-based employee compensation granted in years 2005, 2004 and 2003. The Corporation adopted SFAS 123(R) for new stock option grants effective January 1, 2006.
          Proforma net income and earnings per common share

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income
As reported	$114,604	$177,325	$119,894
Deduct: Stock-based employee compensation expense determined under fair value method, net of tax	6,118	4,963	2,883

Pro forma	$108,486	$172,362	$117,011

Earnings per common share-basic:
As reported	$0.92	$1.70	$1.12
Pro forma	$0.84	$1.64	$1.08

Earnings per common share-diluted:
As reported	$0.90	$1.65	$1.09
Pro forma	$0.82	$1.59	$1.06
     Management uses the Black-Scholes option pricing model for the computation of the estimated fair value of each option granted to buy shares of the Corporation’s common stock. The fair value of each option granted during 2005, 2004 and 2003 was estimated using the following assumptions: expected weighted dividend yield of 1.00% (2005), 1.00% (2004) and 1.60% (2003); weighted expected life of 4.25 years (2005), 4.13 years (2004) and 4.14 years (2003); weighted expected volatility of 28.00% (2005), 28.00% (2004) and 39.01% (2003); and weighted risk-free interest rate of 4.20% (2005), 3.10% (2004) and 2.79% (2003). The weighted estimated fair value of the options granted was $6.40 (2005), $5.33 (2004) and $3.95 (2003) per option.
     Comprehensive income
     Comprehensive income includes net income and the unrealized gain (loss) on securities available-for-sale, net of estimated tax effect.
Derivative financial instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation uses financial instruments (derivatives), including interest rate swaps, interest rate caps and options. In accordance with SFAS 133, all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the

Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in the then-current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the shareholders’ equity section of the Consolidated Statements of Financial Condition, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting under SFAS 133 are reported in the then-current-period earnings.
     Prior to entering a hedge transaction, the Corporation formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
     The Corporation recognizes the future gains and losses arising from any change in fair value as interest income or interest expense depending upon whether an asset or liability is being economically hedged. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.
     The Corporation uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified in 2005 by the Corporation for hedge accounting treatment. These economic hedge swaps mainly convert the fixed interest rate payments on certain of its deposits and debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Corporation receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the interest income or interest expense caption of the Consolidated Statements of Income depending upon whether an asset or liability is being economically hedged. The fair values of these derivatives are included in either the Other Assets or Other Liabilities caption. At December 31, 2005, 2004 and 2003, all derivative instruments held by the Corporation are considered economic hedges as these did not qualify for hedge accounting under SFAS 133. In April 2006, the Corporation implemented the “long haul method” of hedge accounting for the majority of interest rate swaps (98% of the interest rate swap portfolio outstanding) that economically hedge brokered certificates of deposit and medium-term notes payable.
     The Corporation occasionally purchases or originates financial instruments that contain an embedded derivative. At inception of the financial instrument, the Corporation assesses (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, it is separated from the host contract and carried at fair value with changes recorded in current period earnings. Information regarding derivatives instruments is included in Note 31 to the Corporation’s financial statements.
     Income recognition – Insurance agencies business
     Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains an allowance to cover the commissions which management estimates will be returned upon the cancellation of a policy.
     Advertising costs
     Advertising costs for all reporting periods are expensed as incurred.
     Earnings per common share
     Earnings per share-basic is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the weighted average common shares are increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Stock options outstanding under the Corporation’s stock option plan are considered in earnings per share-diluted by the application of the treasury stock method, which assumes that the proceeds for the exercise of options are used to repurchase common stock in the open market. Anti-dilutive stock options are excluded from the computation. The computation of earnings per share considers any stock splits or stock dividends and these are retroactively recognized in all periods presented in the financial statements.
Recently issued accounting pronouncements
     The Financial Accounting Standards Board (FASB), its Emerging Issues Task Force (EITF) and the SEC have issued the following accounting pronouncements and Issue discussions relevant to the Corporation’s operations:
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This interpretation expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements that could result in improper amounts of assets or liabilities. While a misstatement may not be considered material for the period in which it occurred, it may be considered material in a subsequent year if the corporation where to correct the misstatement through current period earnings. SAB 108 requires a materiality evaluation based on all relevant quantitative and qualitative factors and the quantification of the misstatement using a balance sheet and income statement approach to determine materiality. SAB 108 is effective for periods ending after November 15, 2006. The Corporation does not expect a material effect on its financial condition and results of operations upon adoption of SAB 108.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for periods beginning after November 15, 2007. The Corporation is currently evaluating the effects, if any, that the proposed statement may have on its future financial condition and results of operations.
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
          In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. This Statement requires that servicing assets and servicing liabilities be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. This Statement is effective for periods beginning after September 15, 2006. The Corporation does not expect to have a material effect on its future financial condition and results of operations upon adoption of this Statement.
          In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement allows fair value measurement for any hybrid financial instrument that contains an embedded derivative requiring bifurcation. It also establishes a requirement to evaluate interests in securitized financial assets to establish whether the interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after September 15, 2006. The Corporation does not expect to have a material effect on its future financial condition and results of operations upon adoption of this Statement.
          In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle unless it is impracticable to do so; in which case the earliest period for which retrospective application is practicable should be applied. If it is impracticable to calculate the cumulative effect of a change in accounting principle, the Statement requires prospective application as of the earliest date practicable. This Statement does not change the guidance in APB Opinion No. 20 with regard to the reporting of the correction of an error, or a change in accounting estimate. The Statement’s purpose is to improve the comparability of financial information among periods. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

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
          The effective date of this standard is the first annual period that begins after June 15, 2005. The Corporation implemented SFAS 123R for stock option grants subsequent to December 31, 2005. The adoption of the statement had similar effects to those presented in the proforma information for years 2003 through 2005 presented in this note on the Proforma net income and earnings per common share table above.
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
     The final FSP, retitled FSP SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaced the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP

SFAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The adoption of this statement did not have a material effect to the Corporation’s financial condition and results of operations.
Note 2 — Restrictions on Cash and Due from Banks
     The Corporation’s Bank subsidiary is required by law, as enforced by the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico, to maintain minimum average weekly reserve balances. The amount of those average reserve balances for the week ended December 31, 2005 was $161 million (2004 — $134 million). As of December 31, 2005 and 2004, the Bank complied with the requirement. Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
     At December 31, 2005 and 2004 and as required by the Puerto Rico International Banking Law, the Corporation maintained separately for two of its international banking entities (IBEs), $600,000 in time deposits, equally split between the two IBEs which were considered restricted assets.
Note 3 — Money Market Investments
     Money market investments are composed of money market instruments, federal funds, securities purchased under agreements to resell and time deposits with other financial institutions.
     The securities purchased underlying the agreements to resell were delivered to, and are held by, the Corporation. The counterparties to such agreements maintain effective control over such securities. The Corporation is permitted by contract to repledge the securities, and has agreed to resell to the counterparties the same or substantially similar securities at the maturity of the agreements.
     The fair value of the collateral securities held by the Corporation on these transactions at December 31, 2005 and 2004 were as follows:

	2005		2004
	(Dollars in thousands)
		Market		Market
		Value of		Value of
	Balance	Collateral	Balance	Collateral
Money market instruments	$715,824	N/A	$702,164	N/A
Federal funds sold, interest 4.09% (2004 - 2.125%)	8,967	N/A	118,000	N/A
Securities purchased under agreements to resell not repledged, interest 3.25%	500,000	510,011	—	—
Time deposits with other financial institutions, interest 4.10% (2004-2.52%)	48,968	N/A	100,600	N/A

Total	$1,273,759	$510,011	$920,764	$—

Note 4 — Investment Securities
     Investment Securities Available-for-Sale

     The amortized cost, gross unrealized gains and losses, approximate fair value, and weighted average yield by contractual maturities of investment securities available-for-sale at December 31, 2005 and 2004 were as follows:

		December 31, 2005						December 31, 2004
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. government sponsored agencies:
Within 1 year	$1,000	$—	$—	$1,000	6.00
After 5 to 10 years	392,939	—	4,289	388,650	4.27	$190,928	$6,291	$—	$197,219	4.61
Puerto Rico government obligations:
After 1 to 5 years	4,594	223	—	4,817	6.17	4,456	253	—	4,709	6.16
After 5 to 10 years	15,271	196	678	14,789	4.84	12,756	247	722	12,281	4.59
After 10 years	5,311	131	42	5,400	5.88	7,617	444	90	7,971	5.94

United States and Puerto Rico government obligations	$419,115	$550	$5,009	$414,656	4.34	$215,757	$7,235	$812	$222,180	4.69

Mortgage-backed securities:
FHLMC certificates:
Within 1 year	$2	$—	$—	$2	4.26
After 1 to 5 years	1,762	30	—	1,792	6.43	$2,517	$105	$—	$2,622	6.41
After 5 to 10 years	1,336	82	—	1,418	7.98	2,135	126	—	2,261	8.13
After 10 years	6,839	77	166	6,750	5.55	2,871	163	—	3,034	6.89

	9,939	189	166	9,962	6.03	7,523	394	—	7,917	7.08

GNMA certificates:
After 1 to 5 years	939	14	—	953	6.39	861	40	—	901	5.91
After 5 to 10 years	291	10	—	301	6.64	919	56	—	975	6.91
After 10 years	438,565	1,021	1,959	437,627	5.19	99,574	2,126	—	101,700	4.93

	439,795	1,045	1,959	438,881	5.20	101,354	2,222	—	103,576	4.95

FNMA certificates:
After 1 to 5 years	187	3	—	190	7.55	152	10	—	162	7.54
After 5 to 10 years	124	11	—	135	11.40	222	21	—	243	9.01
After 10 years	1,038,126	1,054	10,031	1,029,149	5.14	866,731	15,885	1	882,615	4.98

	1,038,437	1,068	10,031	1,029,474	5.14	867,105	15,916	1	883,020	4.98

Mortgage pass-through certificates:
After 10 years	400	3	—	403	7.29	518	4	—	522	7.29

Mortgage-backed securities	$1,488,571	$2,305	$12,156	$1,478,720	5.16	$976,500	$18,536	$1	$995,035	5.00

Corporate bonds:
Within 1 year	$—	$—	$—	$—	—	$40,000	$170	$—	$40,170	4.94
After 1 to 5 years	2,483	84	1	2,566	7.75	875	1,972	—	2,847	6.29
After 5 to 10 years	1,912	12	42	1,882	8.09	375	896	—	1,271	7.73
After 10 years	21,857	909	1,833	20,933	7.44	—	—	—	—	—

Corporate bonds	$26,252	$1,005	$1,876	$25,381	7.52	$41,250	$3,038	$—	$44,288	4.99

Equity securities (without contractual maturity)	$29,931	$1,131	$1,641	$29,421	3.70	$41,557	$17,355	$820	$58,092	1.39

Total investment securities available-for-sale	$1,963,869	$4,991	$20,682	$1,948,178	5.00	$1,275,064	$46,164	$1,633	$1,319,595	4.82

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
     The aggregate amortized cost and approximate market value of investment securities available-for-sale at December 31, 2005, by contractual maturity are shown below:

(Dollars in thousands)	Amortized Cost	Fair Value

Within 1 year	$1,002	$1,002
After 1 to 5 years	9,965	10,318
After 5 to 10 years	411,873	407,175
After 10 years	1,511,098	1,500,262

Total	1,933,938	1,918,757
Equity securities	29,931	29,421

Total Investment securities available-for-sale	$1,963,869	$1,948,178

     The following table shows the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

			December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt securities
U.S. Treasury notes	$388,650	$4,289	$—	$—	$388,650	$4,289

Debt securities
Puerto Rico government obligations	—	—	13,440	720	13,440	720

Mortgage backed securities
FHLMC	4,440	166	—	—	4,440	166
GNMA	369,231	1,959	—	—	369,231	1,959
FNMA	939,197	10,031	—	—	939,197	10,031

Corporate Bonds
Corporate Bonds	8,711	1,876	—	—	8,711	1,876

Equity securities
Equity securities	16,229	1,641	—	—	16,229	1,641

	$1,726,458	$19,962	$13,440	$720	$1,739,898	$20,682

			December 31, 2004
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt securities
U.S. Treasury notes	$13,348	$812	$—	$—	$13,348	$812

Debt securities
Puerto Rico government obligations	42	1	—	—	42	1

Equity securities	1,879	820	—	—	1,879	820

Equity securities	$15,269	$1,633	$—	$—	$15,269	$1,633

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

     Total proceeds from the sale of securities during the year ended December 31, 2005 amounted to $252.7 million (2004 - $131.6 million). The Corporation realized gross gains of $21.4 million (2004 — $12.2 million, 2003 — $44.5 million), and realized gross losses of $711 thousand (2004 — $15 thousand, 2003 — $3.1 million).
     During the year ended December 31, 2005, the Corporation recognized through earnings approximately $8.4 million (2004 — $2.7 million, 2003 — $5.8 million) in losses in the investment securities available-for-sale portfolio that management considered to be other-than-temporarily impaired. The impairment losses were related to equity securities.
Investments Held-to-Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at December 31, 2005 and 2004 were as follows:

		December 31, 2005					December 31, 2004
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield %	cost	gains	losses	value	yield %
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$149,156	$48	$—	$149,204	3.97	$140,925	$25	$—	$140,950	2.12

Obligations of other U.S.
Government sponsored agencies:
After 10 years	2,041,558	—	65,799	1,975,759	5.83	1,681,337	47	20,753	1,660,631	5.45
Puerto Rico government obligations:
After 1 to 5 years	5,000	20	—	5,020	5.00	5,000	87	—	5,087	5.00
After 10 years	9,163	502	143	9,522	5.94	8,643	799	—	9,442	5.93

United States and Puerto Rico government obligations	$2,204,877	$570	$65,942	$2,139,505	5.70	$1,835,905	$958	$20,753	$1,816,110	5.19

Mortgage-backed securities:
FHLMC certificates
After 5 to 10 years	$20,211	$—	$778	$19,433	3.63	$26,579	$—	$540	$26,039	3.60
FNMA certificates:
After 5 to 10 years	18,418	—	602	17,816	3.79	23,507		184	23,323	3.80
After 10 years	1,195,082	—	35,277	1,159,805	4.32	1,491,576	33	8,452	1,483,157	4.29

Mortgage-backed securities:	$1,233,711	$—	$36,657	$1,197,054	4.30	$1,541,662	$33	$9,176	$1,532,519	3.94

Total investment securities held-to-maturity	$3,438,588	$570	$102,599	$3,336,559	5.20	$3,377,567	$991	$29,929	$3,348,629	4.77

     Maturities for mortgage-backed securities are based upon contractual terms assuming no repayments/prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The aggregate amortized cost and approximate market value of investment securities held-to-maturity at December 31, 2005, by contractual maturity are shown below:

(Dollars in thousands)	Amortized Cost	Fair Value

Within 1 year	$149,156	$149,204
After 1 to 5 years	5,000	5,020
After 5 to 10 years	38,629	37,249
After 10 years	3,245,803	3,145,086

Total Investment securities held-to-maturity	$3,438,588	$3,336,559

     The Corporation has securities held-to-maturity that are considered cash and cash equivalents and are classified as money market investments on the Consolidated Statements of Financial Condition:

		December 31, 2005				December 31, 2004
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(Dollars in thousands)
U.S. government and U.S. government sponsored agencies
Due within 30 days	$171,842	$22	$—	$171,864	$584,680	$8	$3,523	$581,165
After 30 days up to 60 days	31,148	7	—	31,155	15,763	1	—	15,764
After 60 days up to 90 days	462,453	37	—	462,490	—	—	—	—

	$665,443	$66	$—	$665,509	$600,443	$9	$3,523	$596,929

     The following table shows the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

			December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)

Debt securities
U.S. government sponsored agencies	$1,585,810	$40,379	$389,949	$25,420	$1,975,759	$65,799

Puerto Rico government	3,746	143	—	—	3,746	143

Mortgage-backed securities
FHLMC	—	—	19,433	778	19,433	778
FNMA	11,771	339	1,165,849	35,540	1,177,620	35,879

	$1,601,327	$40,861	$1,575,231	$61,738	$3,176,558	$102,599

			December 31, 2004
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities
U.S. government	$516,425	$3,523	$—	$—	$516,425	$3,523
U.S. government sponsored agencies	1,109,041	18,284	389,982	2,469	1,499,023	20,753

Mortgage-backed securities
FHLMC	1,475,211	8,637	—	—	1,475,211	8,637
FNMA	693	4	25,346	535	26,039	539

	$3,101,370	$30,448	$415,328	$3,004	$3,516,698	$33,452

     Held-to-maturity securities in an unrealized loss position at December 31, 2005 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. Management believes that the unrealized losses in the held-to-maturity portfolio at December 31, 2005 are related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers, as a result, the impairment is considered temporary.
     The following table states the name of issuers, and the aggregate amortized cost and market value of the securities of such issuer (includes available-for-sale and held-to-maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. and P.R. Government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	2005		2004
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
	(Dollars in thousands)
FHLMC	$991,304	$953,630	$928,682	$912,262
GNMA	439,795	438,881	101,354	103,576
FNMA	3,175,673	3,107,843	2,407,189	2,414,436
FHLB	328,510	322,640	1,216,431	1,209,363
Note 5 — Other Equity Securities
     Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest-rate swaps outstanding. The stock is capital stock issued at $100 par. Both stock and cash dividends may be received on FHLB stock. As of December 31, 2005, 2004 and 2003, the Corporation received $3.3 million, $1.0 million and $1.2 million, respectively in dividends from FHLB stock.
     At December 31, 2005 and 2004, there were investments in FHLB stock with a book value of $40.9 million and $79.9 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
     The Corporation has other equity securities that do no have a readily available fair value. The amount of such securities at December 31, 2005 and 2004 was $1.4 million and $1.4 million, respectively.
Note 6 — Interest and Dividend on Investments
     A detail of interest on investments and FHLB dividend income follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest on money market investments:
Taxable	$2,974	$92	$283
Exempt	18,912	3,644	4,424

	21,886	3,736	4,707

Mortgage-backed securities:
Taxable	3,391	3,521	1,301
Exempt	127,377	119,237	94,186

	130,768	122,758	95,487

PR Government obligations and US Government agencies:
Taxable	—	—	—
Exempt	134,614	101,742	38,699

	134,614	101,742	38,699

Equity securities:
Taxable	588	—	82
Exempt	1,038	511	621

	1,626	511	703

Other investment securities:
Taxable	5,668	974	1,206
Exempt	928	2,433	7,756

	6,596	3,407	8,962

Total interest and dividends on investments	$295,490	$232,154	$148,558

The following table summarizes the components of interest and dividend income on investments:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest income on investment securities and money market investments	$291,859	$230,243	$145,761
Dividends on FHLB stock	3,286	974	1,206
Net interest realized on interest rate swaps	(478)	(1,921)	—

Interest income excluding unrealized gain (loss) on derivatives (economic hedges)	294,667	229,296	146,967
Unrealized gain (loss) on derivatives (economic hedges) from interest rate swaps on corporate bonds	823	2,858	1,591

Total interest income and dividends on investments	$295,490	$232,154	$148,558

Note 7 — Loans Receivable
     The following is a detail of the loan portfolio:

	December 31,	December 31,
	2005	2004
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$2,245,272	$1,312,747

Commercial loans:
Construction loans	1,137,118	398,453
Commercial mortgage loans	1,090,193	690,900
Commercial loans	2,421,219	1,871,851
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	3,676,314	3,841,908

Commercial loans	8,324,844	6,803,112

Finance leases	280,571	212,234

Consumer loans	1,733,569	1,359,998

Loans receivable	12,584,256	9,688,091
Allowance for loan losses	(147,999)	(141,036)

Loans receivable, net	12,436,257	9,547,055
Loans held for sale	101,673	9,903

Total loans	$12,537,930	$9,556,958

          At December 31, 2005, loans in which the accrual of interest income had been discontinued amounted to $134.3 million (2004 — $91.7 million). If these loans had been accruing interest, the additional interest income realized would have been $7.0 million (2004 — $5.9 million; 2003 — $6.6 million).
     At December 31, 2005, the Corporation was servicing residential mortgage loans owned by others aggregating $444.4 million (2004 — $398.8 million).
     At December 31, 2005, the Corporation was servicing commercial loan participations owned by others aggregating to $138.4 million (2004 - $144.3 million).
     Various loans secured by first mortgages were assigned as collateral for certificates of deposit, individual retirement accounts and advances from the Federal Home Loan Bank. The mortgage pledged as collateral amounted to $1.9 billion and $2.2 billion at December 31, 2005 and 2004, respectively.
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British Virgin Islands markets and in the state of Florida (USA). The Corporation has a significant lending concentration of $3.1 billion in one mortgage originator in Puerto Rico at December 31, 2005. The Corporation has outstanding $596.7 million with another mortgage originator in Puerto Rico for a total loans granted to mortgage originators amounting to $3.7 billion at December 31, 2005. These commercial loans were secured by 41,038 individual mortgage loans on residential and commercial real estate with an average principal balance of $89,776 each. The mortgage originators have always paid the loans in accordance with their terms and conditions.
     Of the total net loans receivable of $12.5 billion for 2005, approximately 84% have credit risk concentration in Puerto Rico, 10% in Florida (USA) and 6% in the Virgin Islands

     On December 6, 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit).
Note 8 — Allowance for Loan Losses
     The changes in the allowance for loan losses were as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$141,036	$126,378	$111,911
Provision charged to income	50,644	52,799	55,916
Losses charged against the allowance	(51,920)	(44,042)	(48,132)
Recoveries credited to the allowance	6,876	5,901	6,683
Other adjustments (1)	1,363	—	—

Balance at end of year	$147,999	$141,036	$126,378

(1)	Represents allowance for loan losses from the acquisition of FirstBank Florida.
     The allowance for impaired loans is part of the allowance for loan losses. These loans represent loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. At December 31, 2005, all impaired loans had a related allowance and the components were as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Impaired loans with a related allowance	$59,801	$59,215	$76,438
Allowance for impaired loans	9,219	17,521	14,811
During the year:
Average balance of impaired loans	59,681	65,520	45,460
Interest income recognized on impaired loans	4,584	2,267	2,922
Note 9 – Related Party Transactions
     The Corporation granted loans to its directors, executive officers and to certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(Dollars in thousands)
Balance at December 31, 2003	$54,287
New loans	17,711
Payments	(9,698)
Other changes	(698)

Balance at December 31, 2004	$61,602
New loans	25,130
Payments	(7,662)
Other changes	333

Balance at December 31, 2005	$79,403

     These loans do not involve more than normal risk of collectibility and management considers that present terms are no more favorable than those that would have been obtained if transactions had been with unrelated parties. The amounts reported as other changes include changes in the status of those who are considered related parties, mainly due to directors whose terms have expired.
     From time to time the Corporation in the ordinary course of its business obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.
Note 10 — Premises and Equipment
     Premises and equipment is comprised of:

	Useful life	December 31,
	in years	2005	2004
		(Dollars in thousands)
Buildings and improvements	10-40	$57,500	$53,295
Leasehold improvements	1-15	33,114	27,054
Furniture and equipment	3-10	86,786	71,754

		177,400	152,103
Accumulated depreciation		(88,844)	(78,234)

		88,556	73,869
Land		12,623	11,866
Projects in progress		15,769	10,079

Total premises and equipment, net		$116,948	$95,814

Note 11 – Goodwill and Other Intangibles
     Goodwill at December 31, 2005 amounted to $28.7 million and resulted primarily from the acquisition of Ponce General Corporation. No goodwill was written down during 2005 and 2004.
          At December 31, 2005, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $11.6 million, respectively (December 31, 2004 — $23.9 million and $7.9 million, respectively). During the year ended December 31, 2005, the amortization expense of core deposit intangibles amounted to $3.7 million (2004 — $2.4 million; 2003 $2.4 million).
          The following table presents the estimated aggregate annual amortization expense of the core deposit intangible for each of the following five fiscal years:

(Dollars in thousands)
2006	$3,728
2007	3,728
2008	3,728
2009	3,574
2010	2,809
Note 12 — Deposits and Related Interest
          Deposits and related interest consist of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$811,006	$699,582
Savings accounts – 1.00% to 1.81% (2004 – 0.80% to 1.50%)	1,034,047	1,077,002
Interest bearing checking accounts – 1.01% to 2.16% (2004 – 0.80% to 1.35%)	375,305	385,078
Certificates of deposit – 0.75% to 7.25% (2004 – 0.75% to 7.85%)	1,664,379	1,334,427
Brokered certificates of deposit – 2.50% to 6.13% (2004 – 1.60% to 6.70%)	8,579,015	4,416,233

	$12,463,752	$7,912,322

          The weighted average interest rate on total deposits at December 31, 2005 and 2004 was 3.89% and 2.46%, respectively.
          At December 31, 2005, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $17.4 million (2004 — $9.2 million).
          The following table presents a summary of certificates of deposit with a remaining term of more than one year at December 31, 2005:

Total
(Dollars in thousands)
Over one year to two years	$285,328
Over two years to three years	332,924
Over three years to four years	234,467
Over four years to five years	276,860
Over five years	3,940,408

Total	$5,069,987

          At December 31, 2005, certificates of deposit (CD’s) in denominations of $100,000 or higher amounted to $9.5 billion (2004 — $5.3 billion) including brokered certificates of deposit of $8.6 billion (2004 — $4.4 billion) at a weighted average rate of 4.54% (2004 — 5.06%). At December 31, 2005, unamortized broker placement fees amounted to $50.0 million (2004 — $40.6 million) which are amortized over the expected maturity of the brokered certificates of deposit under the interest method.
          At December 31, 2005, deposit accounts issued to government agencies with a carrying value of $302.7 million (2004 — $370.8 million) were collateralized by securities with a carrying value of $330.4 million (2004 — $422.3 million) and estimated market value of $329.9 million (2004 — $424.9 million), and by municipal obligations with a carrying value and estimated market value of $32.4 million (2004 — $31.9 million).
          A table showing interest expense on deposits follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest bearing checking accounts	$4,730	$3,688	$3,426
Savings	12,572	10,938	11,849
Certificates of deposit	52,769	28,954	32,468
Brokered certificates of deposit	323,081	76,264	117,383

Total	$393,152	$119,844	$165,126

          The interest expense on certificates of deposit includes the valuation to market of interest rate swaps that economically hedge brokered certificates of deposit, the related interest exchanged and the amortization of broker placement fees.
          The following are the components of interest expense on brokered certificates of deposit:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest expense on brokered certificates of deposit	$246,158	$78,456	$64,798
Amortization of broker placement fees	7,760	11,216	10,070

Interest expense on certificates of deposit excluding unrealized loss (gain) on derivatives (economic hedges)	253,918	89,672	74,868
Unrealized loss (gain) on derivatives (economic hedges)	69,163	(13,408)	42,515

Total interest expense on brokered certificates of deposit	$323,081	$76,264	$117,383

          Total interest expense on brokered certificates of deposit includes interest exchanged on interest rate swaps that economically hedge brokered certificates of deposit of $71.7 million for the year ended December 31, 2005 (2004 — $124.9 million; 2003 — $82.3 million).
Note 13 — Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
          Federal funds purchased and securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
Federal funds purchased, interest ranging from 2.38% to 2.40%	$—	$75,000
Repurchase agreements, interest ranging from 3.26% to 5.39% (2004 - 1.60% to 5.39%)	4,833,882	4,090,361

Total	$4,833,882	$4,165,361

          The weighted average interest rates of federal funds purchased and repurchase agreements at December 31, 2005 and 2004 was 4.31% and 3.55%, respectively.
          Federal funds purchased and repurchase agreements mature as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
One to thirty days	$988,556	$1,105,426
Over thirty to ninety days	689,366	541,475
Over one year	3,155,960	2,518,460

Total	$4,833,882	$4,165,361

          The following securities were sold under agreements to repurchase:

	December 31, 2005
	Amortized		Approximate	Weighted
	cost of		fair value	average
	underlying	Balance of	of underlying	interest
	securities	borrowing	securites	rate of security
	(Dollars in thousands)
Underlying securities
U.S. Treasury securities and obligations of other U.S. Government Agencies	$2,797,781	$2,573,025	$2,729,253	5.35%
PR Government securities	351	323	374	6.48%
Mortgage-backed securities	2,457,992	2,260,534	2,415,351	4.78%

Total	$5,256,124	$4,833,882	$5,144,978

Accrued interest receivable	$36,894

	December 31, 2004
	Amortized		Approximate	Weighted
	cost of		fair value	average
	underlying	Balance of	of underlying	interest
	securities	borrowing	securites	rate of security
	(Dollars in thousands)
Underlying securities
U.S. Treasury securities and obligations of other U.S. Government Agencies	$2,185,930	$2,008,434	$2,169,317	4.80%
PR Government securities	329	302	366	6.48%
Mortgage-backed securities	2,245,590	2,063,249	2,252,392	4.51%
Corporate bonds	20,000	18,376	20,170	6.36%

Total	$4,451,849	$4,090,361	$4,442,245

Accrued interest receivable	$15,932

          The maximum aggregate balance outstanding during 2005 was $5.0 billion (June) (2004 — $4.5 billion (July)). The average balance during 2005 was $4.6 billion (2004 — $4.0 billion).
          At December 31, 2005 and 2004, the securities underlying such agreements were delivered to, and are being held by the dealers with which the repurchase agreements were transacted.

Note 14 — Advances from the Federal Home Loan Bank (FHLB)
          Following is a detail of the advances from the FHLB:

		December 31,
Maturity	Interest rate	2005	2004
		(Dollars in thousands)
January 3, 2005	2.46%		$50,000
January 3, 2005	2.36%		50,000
January 5, 2005	2.38%		75,000
January 13, 2005	2.50%		150,000
January 18, 2005	2.51%		125,000
January 18, 2005	2.50%		200,000
January 27, 2005	2.52%		525,000
August 16, 2005	6.30%		50,000
January 1, 2006	4.44%	$105,000	—
January 3, 2006	4.19%	18,000	—
September 18, 2006	4.37%	100,000	100,000
January 25, 2008	3.81%	10,000	—
October 9, 2008	5.10%	14,000	14,000
October 16, 2008	5.09%	15,000	15,000
February 28, 2011	4.50%	79,000	79,000
March 21, 2011	4.42%	165,000	165,000

		$506,000	$1,598,000

          Advances are received from the FHLB under an Advances, Collateral Pledge and Security Agreement (the Collateral Agreement). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 110% or higher of the outstanding advances. At December 31, 2005, specific mortgage loans with an estimated value of $1.1 billion (2004 — $1.7 billion), as computed by Federal Home Loan Bank for collateral purposes, were pledged to the FHLB as part of the Collateral Agreement. The carrying value of such loans at December 31, 2005 amounted to $1.9 billion (2004 — $2.2 billion). In addition, securities with an approximate market value of $1.2 million (2004 — $1.5 million) and a carrying value of $1.2 million (2004 — $1.6 million) were pledged to the FHLB.

Note 15 — Notes Payable
          Notes payable consist of:

	December 31,
	2005	2004
	(Dollars in thousands)
Callable fixed-rate notes, bearing interest at 6.00%, maturing on October 1, 2024	$149,456	$149,441

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00%, maturing on October 18, 2019	15,245	15,232

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A, maturing on February 28, 2012	6,752	6,624

Series B, maturing on May 27, 2011	7,240	6,943

	$178,693	$178,240

Note 16 — Other Borrowings
          Other borrowings consist of:

	December 31,
	2005	2004
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.75% over three-month LIBOR (2005 - 7.25%, 2004 - 5.25%)	$102,756	$102,659

Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.50% over three-month LIBOR (2005 - 7.00%, 2004 - 5.02%)	128,866	128,866

Loan payable to RG due in 2005, interest bearing at 2.67%	—	45,167

	$231,622	$276,692

Note 17 — Subordinated Notes
          On December 20, 1995, the Corporation issued 7.63% subordinated capital notes in the amount of $100 million maturing on December 20, 2005. The notes were issued at a discount. At December 31, 2005, there was no outstanding balance as the notes payable were paid at their maturity date of December 20, 2005 (2004 — $82.3 million was outstanding). Interest on the notes was paid semiannually and at maturity. The notes represented unsecured obligations of the Corporation ranking subordinate in right of payment to all existing and future senior debt including the claims of depositors and other general creditors. The notes could not be redeemed prior to their maturity.
Note 18 — Unused Lines of Credit
          The Corporation maintains unsecured standby lines of credit with other banks. At December 31, 2005, the Corporation’s total unused lines of credit with these banks amounted to $370 million (2004 — $225 million). At December 31, 2005, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral already pledged, in the amount of $597.9 million (2004 - $94.7 million).
Note 19 — Earnings per Common Share
          The calculations of earnings per common share for the years ended December 31, 2005, 2004 and 2003 follow:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income	$114,604	$177,325	$119,894
Less: Dividends on preferred stock	(40,276)	(40,276)	(30,359)

Net income available to common stockholders	$74,328	$137,049	$89,535

Earnings per common share-basic:

Net income available to common stockholders	$74,328	$137,049	$89,535

Weighted average common shares outstanding	80,847	80,419	79,989

Earnings per common share-basic	$0.92	$1.70	$1.12

Earnings per common share-diluted:

Net income available to common stockholders	$74,328	$137,049	$89,535

Weighted average common shares and share equivalents:
Average common shares outstanding	80,847	80,419	79,989
Common stock equivalents — stock options	1,924	2,591	1,977

Total	82,771	83,010	81,966

Earnings per common share-diluted	$0.90	$1.65	$1.09

          Stock options outstanding, under the Corporation’s stock option plan for officers, are common stock equivalents and, therefore, considered in the computation of earnings per common share diluted. Common stock equivalents were computed using the treasury stock method. For the year ended December 31, 2005, 1,706,600 stock options were not included in the computation of outstanding shares because they were antidilutive. For the years ended December 31, 2004 and 2003, all options outstanding were included in the computation of outstanding shares.

Note 20 — Regulatory Capital Requirements
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
     As of December 31, 2005, the Corporation was in compliance with the minimum regulatory capital requirements.
     At December 31, 2005 and 2004, the most recent notification from the FDIC categorized the Corporation’s bank subsidiary as a well-capitalized institution under the regulatory framework for prompt corrective action.
     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirement
			For capital			To be
	Actual		adequacy purposes			well capitalized

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
At December 31, 2005
Total Capital (to Risk Weighted Assets)
First BanCorp	$1,454,862	10.72%	$1,086,155	8%		N/A	N/A
FirstBank	$1,419,996	10.89%	$1,042,918	8%		$1,303,648	10%
FirstBank Florida	$53,502	10.97%	$39,030	8%		$48,787	10%

Tier I Capital (to Risk Weighted Assets)
First BanCorp	$1,317,841	9.71%	$543,078	4%		N/A	N/A
FirstBank	$1,284,693	9.85%	$521,459	4%		$782,189	6%
FirstBank Florida	$51,951	10.65%	$19,515	4%		$29,272	6%

Tier I Capital (to Average Assets)
First BanCorp	$1,317,841	6.72%	$784,185	4	%(1)	N/A	N/A
FirstBank	$1,284,693	6.78%	$758,109	4	%(1)	$947,637	5%
FirstBank Florida	$51,951	7.99%	$26,015	4	%(1)	$32,519	5%

At December 31, 2004
Total Capital (to Risk Weighted Assets)
First BanCorp	$1,479,342	12.83%	$922,605	8%		N/A	N/A
FirstBank	$1,211,491	10.60%	$914,708	8%		$1,143,385	10%

Tier I Capital (to Risk Weighted Assets)
First BanCorp	$1,339,943	11.62%	$461,303	4%		N/A	N/A
FirstBank	$1,079,355	9.44%	$457,354	4%		$686,031	6%

Tier I Capital (to Average Assets)
First BanCorp	$1,339,943	9.26%	$578,892	4	%(1)	N/A	N/A
FirstBank	$1,079,355	7.51%	$575,167	4	%(1)	$718,959	5%

(1)	The minimum leverage capital requirement consists of a ratio of Tier 1 capital to total assets of not less than 4% for banking organizations that do not anticipate or are experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general are considered a strong banking organization.
Note 21 — Stock Option Plan
          The Corporation has a stock option plan covering certain employees. The options granted under the plan cannot exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option is granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
          Under the Corporation’s stock option plan, the Compensation Committee may grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to the stock appreciation rights, the Optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered shall be cancelled by the Corporation and the shares subject to the option shall not be eligible for further grants under the option plan. During 2005, the Corporation cancelled 87,746 options (175,492 after 2 for 1 stock split adjustment effected June 30, 2005) in consideration for 39,894 shares of common stock.
Following is a summary of the activity related to stock options:

	Number	Weighted Average
	of Options	Exercise Price per Option
At December 31, 2002	3,998,500	$7.72
Granted	730,000	$12.84
Exercised	(145,500)	$7.72

At December 31, 2003	4,583,000	$8.54
Granted	931,800	$21.45
Exercised	(723,740)	$6.85
Canceled	(3,000)	$21.45

At December 31, 2004	4,788,060	$11.30
Granted	955,800	$23.92
Exercised	(72,958)	$8.11
Canceled	(354,492)	$16.13

At December 31, 2005	5,316,410	$13.28

          The exercise price of the options outstanding at December 31, 2005, ranges from $5.21 to $23.92 and the weighted average remaining contractual life is approximately six years.
          Following is additional information concerning the stock options outstanding at December 31, 2005.

Numbers of	Exercise Price	Contractual
Options	per Option	Maturity
312,000	$5.21	November 2007
120,000	$9.03	May 2008
36,000	$8.85	June 2008
453,000	$8.67	November 2008
415,500	$6.54	November 2009
735,610	$7.44	December 2010
877,700	$9.35	February 2012
20,000	$13.00	October 2012
627,000	$12.82	February 2013
10,000	$14.78	May 2013
840,800	$21.45	February 2014
868,800	$23.92	February 2015

5,316,410

Note 22 — Stockholders’ Equity
          Common stock
          On May 24, 2005, the Corporation declared a two-for-one or 100% stock split on its 40,437,528 outstanding shares of common stock at June 15, 2005. As a result, a total of 45,386,428 additional shares of common stock were issued on June 30, 2005, of which 4,948,900 shares were recorded as treasury stock. The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. At December 31, 2005, there were 90,772,856 (2004 – 45,310,055) shares issued and 80,875,056 (2004 – 40,389,155) shares outstanding.
          During 2005, the Corporation issued 76,373 (152,746 as adjusted for the June 2005 stock split) shares of common stock as a result of the exercise of 36,479 stock options and 39,894 shares granted pursuant to stock appreciation rights before the June 2005 stock split, both under the Corporation’s stock based compensation plan. During 2004 and 2003, the Corporation issued 361,870 and 72,750 shares of common stock, respectively, as a result of the exercise of stock options under the Corporation’s stock based compensation plan.
          Stock repurchase plan and treasury stock
          The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. Under this program, the Corporation purchased a total of 28,000 (56,000 shares as adjusted for the June 2005 stock split) shares of common stock at a cost of $965,079 during the second quarter of 2005. No shares of common stock were repurchased during 2004 and 2003 by the Corporation. From the total amount of common stock repurchased, 9,897,800 shares, as adjusted for the June 30, 2005 stock split, were held as treasury stock at December 31, 2005 (2004 – 4,920,900) and were available for general corporate purposes.
          Preferred stock
          The Corporation has 50,000,000 authorized shares of non-cumulative and non-convertible preferred stock with a par value of $25, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During 2005 and 2004, the Corporation did not issue preferred stock. During 2003, the Corporation issued 7,584,000 shares of the Corporation’s “Series E Preferred Stock”, (3,680,000 Series D shares in 2002; 4,140,000 Series C shares in 2001; 3,000,000 Series B shares in 2000 and 3,600,000 Series A shares in 1999). The liquidation value per share is $25. Annual dividends of $1.75 per share (issuance of 2003), $1.8125 per share (issuance of 2002), $1.85 per share (issuance of 2001), $2.0875 per share (issuance of 2000) and $1.78125 per share (issuance of 1999) are payable monthly, if declared by the Board of Directors. Dividends declared on preferred stock for 2005 amounted to $40.3 million (2004 — $40.3 million; 2003 — $30.4 million).
          Capital reserve
          The capital reserve account was established to comply with certain regulatory requirements of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico related to the issuance of subordinated notes by FirstBank in 1995. An amount equal to 10% of the principal of the notes was set aside each year from retained earnings until the reserve equaled the total principal amount. The subordinated notes were repaid on December 20, 2005, the notes’ maturity date; the balance in capital reserve was transferred to the legal surplus account in accordance with the approval of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico.

          Legal surplus
          The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus, until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders. During December 2005 the Bank transferred $82.8 million from the Capital reserve account to Legal surplus upon the maturity of subordinated notes on December 20, 2005 and with prior approval from the Office of the Commissioner of Financial Institutions. The amount transferred exceeded 10% of FirstBank’s net income for the year ended December 31, 2005.
Note 23 — Employees’ Benefit Plan
          FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(K) of the U.S. Internal Revenue Code for U.S.V.I. and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after one year of service. Under the provisions of the Plans, the Bank contributes a quarter of the first 4% of the participant’s compensation contributed to the Plans. Participants are permitted to contribute up to 10% of their annual compensation, limited to $8,000 per year ($14,000 for U.S.V.I. and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $1.3 million, $1.2 million and $1.2 million for 2005, 2004 and 2003 respectively.
          FirstBank Florida provides contributory retirement plan pursuant to Section 401(K) of the U.S. Internal Revenue Code for its U.S. employees (the Plan). All employees are eligible to participate in the Plan after six months of service. Under the provisions of the Plan, FirstBank Florida contributes 50% of the participant’s contribution up to a maximum of 3% of the participant’s compensation. Participants are permitted to contribute up to 18% of their annual compensation, limited to $14,000 per year (participants over 50 years of age are permitted an additional $4,000 contribution). FirstBank Florida had total plan expenses of $53,139 during the nine months ended December 31, 2005.
Note 24 — Other Operating Income
          A detail of other operating income follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Other commissions and fees	$911	$1,983	$1,386
Insurance income	9,443	6,439	4,258
Other	15,896	14,372	11,892

Total	$26,250	$22,794	$17,536

Note 25 — Other Operating Expenses
          A detail of other operating expenses follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Servicing and processing fees	$6,573	$2,727	$6,410
Communications	8,642	7,274	6,959
Revenue earning equipment	2,225	1,943	1,642
Supplies and printing	3,094	3,045	2,034
Other	14,764	10,513	10,192

Total	$35,298	$25,502	$27,237

Note 26 — Income Taxes
          The Corporation is subject to Puerto Rico income tax on its income from all sources. For United States income tax purposes, the Corporation is treated as a foreign corporation. Accordingly, it is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any United States income tax paid by the Corporation is creditable, within certain conditions and limitations, as a foreign tax credit against its Puerto Rico tax liability. In addition, certain interest including interest on U.S. Treasury and agency securities is not taxable in the U.S. under a portfolio interest exception applicable to certain foreign corporations. The Corporation is also subject to U.S.V.I. taxes on its income from sources within this jurisdiction. However, any tax paid, subject to certain conditions and limitations, is creditable as a foreign tax credit against its P.R. tax liabilities.
          Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.
          On August 1, 2005 the Government of Puerto Rico approved a legislation that imposed a special transitory income tax of 2.5% to corporations subject to the additional tax. The actual statutory income tax rate of 39% increased to 41.5%. This law is effective for taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. Accordingly, the Company recorded an additional current income tax provision of $3.6 million during the year ended December 31, 2005. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.

     The components of income tax expense for the years ended December 31 are summarized below:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current income tax expense	$75,239	$53,009	$45,041
Deferred income tax benefit	(60,223)	(6,509)	(26,744)

Total income tax expense	$15,016	$46,500	$18,297

          The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year ended December 31,
	2005		2004		2003
		% of		% of		% of
		pre-tax		pre-tax		pre-tax
	Amount	income	Amount	income	Amount	income
	(Dollars in thousands)
Computed income tax at statutory rate	$53,792	41.50%	$87,292	39.00%	$53,894	39.00%
Federal and state taxes	4,996	3.85%	—		—
Non-tax deductible expenses	3,528	2.72%	—		—
Benefit of net exempt income	(57,522)	-44.38%	(49,071)	-21.92%	(37,950)	-27.46%
Deferred tax valuation allowance	2,847	2.20%	—		—
Other-net	7,375	5.69%	8,279	3.70%	2,353	1.70%

Total income tax provision	$15,016	11.58%	$46,500	20.78%	$18,297	13.24%

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax asset:
Allowance for loan losses	$58,696	$55,004
Unrealized losses on derivative activities	59,712	26,627
Deferred compensation	8,183	7,949
Legal reserve	28,997	312
Reserve for insurance premium cancellations	685	616
Impairment on investments	1,719	—
Other reserves and allowances	1,861	852

Deferred tax asset	159,853	91,360

Deferred tax liability:
Unrealized gain on available-for-sale securities	—	894
Broker placement fees costs	18,372	15,389
Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations	5,429	—
Other	2,682	—

Deferred tax liability	26,483	16,283

Valuation allowance	(3,230)	—

Deferred income taxes, net	$130,140	$75,077

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance of $3.2 million is reflected in 2005 related to deferred tax assets arising from temporary differences for which the Corporation could not determine the likelihood of its realization. Based on the information available including projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation expects to fully realize all other items comprising the net deferred tax asset as of December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Deferred tax assets and liabilities are presented net in the statement of financial condition under Other Assets.
          The tax effect of the unrealized holding gain or loss on securities available-for-sale, excluding the Corporation’s international banking entities, was computed based on a 25% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.

Note 27 — Commitments
          At December 31, 2005, certain premises are leased with terms expiring through the year 2022. The Corporation has the option to renew or extend certain leases from two to ten years beyond the original term. Some of these leases require the payment of insurance, increases in property taxes and other incidental costs. At December 31, 2005, the obligation under various leases follows:

Year	Amount
(Dollars in thousands)
2006	$8,077
2007	7,495
2008	6,318
2009	5,238
2010	3,857
2011 and later years	20,393

Total	$51,378

          Rental expense included in occupancy and equipment expense was $8.9 million in 2005 (2004 - $6.7 million; 2003 — $5.4 million).

Note 28 — Fair Value of Financial Instruments
          The information about the estimated fair value of financial instruments required by accounting principles generally accepted in the United States of America is presented hereunder. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent management’s estimate of the underlying value of the Corporation. A summary table of estimated fair value and carrying value of financial instruments at December 31, 2005 and 2004 follows:

	December 31,
	2005		2004
	Estimated	Carrying	Estimated	Carrying
	fair value	value	fair value	value
	(Dollars in thousands)
Assets:
Cash and due from banks and money market investments	$1,380,706	$1,380,640	$923,452	$926,975
Investment securities	5,284,737	5,386,765	4,669,599	4,698,537
Other investment securities	42,368	42,368	79,900	79,900
Loans receivable, including loans held for sale (1)	12,659,957	12,685,929	9,697,893	9,697,994
Derivatives fair value, included in other assets	15,776	15,776	12,265	12,265
Liabilities:
Deposits	12,243,248	12,463,752	7,895,725	7,912,322
Federal funds purchased and securities sold under agreements to repurchase	4,740,815	4,833,882	4,263,578	4,165,361
Advances from FHLB	497,639	506,000	1,612,933	1,598,000
Notes payable	161,911	178,693	173,084	178,240
Other borrowings	231,622	231,622	276,692	276,692
Subordinated notes	—	—	86,390	82,280
Derivatives fair value, included in other liabilities	158,123	158,123	72,168	72,168

(1) Excludes allowance for loan losses.
          The estimated fair value is subjective in nature and involves uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the underlying assumptions used in calculating fair value could significantly affect the results. In addition, the fair value estimates are based on outstanding balances without attempting to estimate the value of anticipated future business. Therefore, the estimated fair value may materially differ from the value that could actually be realized on a sale.
          The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument, as follows:
     Cash and due from banks and money market investments
     The carrying amount of cash and due from banks and money market investments are reasonable estimates of their fair value. Money market investments include held-to-maturity U.S. Government obligations which have a contractual maturity of three months or less. The fair value of these securities is based on market prices provided by recognized broker dealers.
     Investment securities
     The fair value of investment securities is the market value based on quoted market prices and market prices provided by recognized broker dealers.

     Other Equity Securities
          Equity or other securities that do not have readily available fair value are stated at the lower of cost or realizable value. This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (FHLB) regulatory requirements. Their realizable value equals their cost.
     Loans receivable, including loans held for sale
     The fair value of all loans was estimated using discounted present values. Loans were classified by type such as commercial, residential mortgage, credit cards and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories and by accruing and non-accruing groups. Performing floating-rate loans were valued at book value if they reprice at least once every three months, as were performing credit lines. The fair value of fixed-rate performing loans was calculated by discounting expected cash flows through the estimated maturity date. Recent prepayment experience was assumed to continue for mortgage loans, auto loans and personal loans. Other loans assumed little or no prepayment. Prepayment estimates were based on the Corporation’s historical data for similar loans. Discount rates were based on the Treasury Yield Curve at the date of the analysis, with an adjustment, which reflects the risk and other costs inherent in the loan category.
     Non-accruing loans covered by a specific loan loss allowance were viewed as immediate losses and were valued at zero. Other non-accruing loans were assumed to be repaid after one year. Presumably this would occur either because the loan is repaid, collateral has been sold to satisfy the loan or because general reserves are applied to it. The principal of non-accruing loans not covered by specific reserves was discounted for one year at the going rate for similar new loans.
     Deposits
     The estimated fair value of demand deposits and savings accounts, which are the deposits with no defined maturities, equal the amount payable on demand at the reporting date. For deposits with stated maturities, but that reprice at least quarterly, the fair value is also estimated to be the recorded amounts at the reporting date.
     The fair value of fixed-rate deposits with stated maturities are based on the present value of the future cash flows expected to be paid on deposits. The cash flows are based on contractual maturities; no early repayments are assumed. Discount rates are based on the LIBOR yield curve. The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.
     The fair value of brokered CDs, included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, a well-accepted approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits.
     Federal funds purchased and securities sold under agreements to repurchase

     Federal funds purchased and some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using indications from brokers of the cost of unwinding the transactions as of December 31, 2005.
     Advances from FHLB
     The fair value of advances from FHLB with fixed maturities are determined using discounted cash flow analyses over the full term of the borrowings, or using indications from brokers of the fair value of similar transactions. The cash flows assumed no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve.
     Interest rate swaps
     The fair value of the interest rate swaps were provided by counterparties.
     Term notes payable and subordinated notes
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. The valuation uses a “Hull-White Interest Rate Tree” approach for the option components of the term notes, a well accepted methodology for valuing interest rate options. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the amount of outstanding notional. The discounting rates used in valuation are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes.
     The fair value of subordinated notes was determined using discounted cash flow analyses over the full term of the borrowings.
     Other borrowings
     Other borrowings consist of junior subordinated debentures and a loan payable. These instruments reprice quarterly based on three-month LIBOR, therefore, outstanding balances were assumed to be their fair values.
Note 29 — Supplemental Cash Flow Information
          Supplemental cash flow information follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash paid for:
Interest	$555,870	$278,596	$231,953
Income tax	44,536	51,480	23,027

Non-cash investing and financing activities:
Additions to other real estate owned	3,904	8,089	3,473
Additions to auto repossessions	48,967	43,787	34,849
Mortgage loans securitized and transferred to securities available-for-sale	—	51,107	—
Note 30 — Commitments to Extend Credit, Standby Letters of Credit and Commitments to Purchase and Sell Loans
          The following table presents a detail of commitments to extend credit, standby letters of credit, commitments to purchase and sell loans and other commitments:

	December 31,
	2005	2004
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate loans	$619,943	$359,144
Unused credit card lines	144,066	105,719
Unused personal lines of credit	36,240	25,270
Commercial lines of credit	1,012,549	807,852
Commercial letters of credit	77,122	71,945
Standby letters of credit	136,502	99,134
Commitments to purchase loans	1,650,000	2,200,000
Commitments to sell loans	50,000	71,128
Other commitments	5,000	—
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
     In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which at December 31, 2005 and 2004 was not significant.
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
Note 31 — Derivative Instruments and Hedging Activities
          The Corporation designates a derivative as held for hedging or non hedging purposes when it enters into the derivative contract. Derivatives utilized by the Corporation include, among others, interest rate swaps, index options, and interest rate cap agreements.
          The Corporation uses derivative instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. The following table summarizes the notional amount of all derivative instruments as of December 31, 2005 and 2004.

	Notional Amount
	December 31,
	2005	2004
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$109,320	$113,165
Receive fixed versus pay floating	5,751,128	4,118,615
Embedded written options	13,515	13,515
Purchased options	13,515	13,515
Written interest rate cap agreements	150,200	25,000
Purchased interest rate cap agreements	386,750	250,043

	$6,424,428	$4,533,853

          At December 31, 2005, the fair value of derivatives not designated or not qualifying as a hedge represented a positive fair value of $15.8 million (2004 — $12.2 million) and a negative fair value of $158.1 million (2004 — $72.2 million) recorded as “Other Assets” and “Other Liabilities”, respectively, in the Consolidated Statements of Financial Condition with fluctuations in fair value recorded in earnings.
     Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional amount and maturity date. The Corporation uses interest rate swaps primarily as economic hedges. At December 31, 2005, these swaps were not qualified by the Corporation for hedge accounting treatment. The majority of the swaps used as economic hedges convert the fixed interest rate payments on certain of its debt obligations (i.e., mainly brokered certificates of deposit and medium-term notes) to a floating rate. The Corporation receives the fixed and pays various LIBOR-based floating rates. Also, the Corporation receives a fixed-rate on certain assets (i.e., loans and corporate bonds) and converts the cash flows to a floating rate. Changes in the fair value of these derivatives and the interest payments exchanged are recognized in earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged.

          A summary of the types of swaps used at December 31, 2005 and 2004 follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$109,320	$113,165
Weighted average receive rate at year end	6.41%	4.39%
Weighted average pay rate at year end	6.60%	6.97%
Floating rates range from 175 to 252 basis points over LIBOR rate

	December 31,
	2005	2004
	(Dollars in thousands)
Receive fixed/pay floating:
Notional amount	$5,751,128	$4,118,615
Weighted average receive rate at year end	4.90%	5.17%
Weighted average pay rate at year end	4.37%	2.33%
Floating rates range from minus 5 basis points to 20 basis points over LIBOR rate
          The changes in notional amount of interest rate swaps outstanding during the years ended December 31, 2005 and 2004 follows:

Notional amount
(Dollars in thousands)
Pay-fixed and receive-floating swaps:
Balance at December 31, 2003	$118,165
Canceled and matured contracts	(5,000)

Balance at December 31, 2004	113,165
Canceled and matured contracts	(44,565)
New contracts	40,720

Balance at December 31, 2005	$109,320

Receive-fixed and pay floating swaps:
Balance at December 31, 2003	$2,872,372
Canceled and matured contracts	(849,473)
New contracts	2,095,716

Balance at December 31, 2004	4,118,615
Canceled and matured contracts	(549,302)
New contracts	2,181,815

Balance at December 31, 2005	$5,751,128

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
          Interest-Rate Risk
          The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with recognized broker dealers that are reviewed periodically by the Corporation’s Investment Committee. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps at December 31, 2005 was $215 million and $212 million, respectively (2004 — $168 million and $168 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the risk that any counterparty will default.
          At December 31, 2005, interest rate swap agreements used as economic hedges were substantially matched. The Corporation has credit risk of $15.8 million (2004 — $12.2 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments classified as non-hedging for the years ended December 31, 2005, 2004 and 2003. At both December 31, 2005 and 2004, there were no derivative counterparties in default. At December 31, 2005, the Corporation’s had a total net receivable of $19,560,791 (2004 — $20,713,350) related to the swap transactions with no receivables related to other derivative instruments. The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Other Liabilities”, respectively, on the Consolidated Statements of Financial Condition.
          Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Corporation manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

          The Corporation’s derivative activities are monitored by the Asset/Liability and Investment Committee as part of its risk-management oversight of the Corporation’s treasury functions.
Note 32 — Segment Information
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent the Board of Directors, the operating segments are driven primarily by the legal entities. At December 31, 2005, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
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
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies.”
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
          The following table presents information about the reportable segments:

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
	(Dollars in thousands)
For the year ended December 31, 2005
Interest income	$107,364	$176,007	$406,433	$293,437	$84,349	$1,067,590
Net (charge) credit for transfer of funds	(68,328)	78,029	(252,982)	255,955	(12,674)	—
Interest expense	—	(53,253)	—	(570,056)	(11,962)	(635,271)

Net interest income	39,036	200,783	153,451	(20,664)	59,713	432,319

Provision for loan losses	(2,060)	(34,002)	(2,699)	—	(11,883)	(50,644)
Other income	3,948	23,055	5,649	12,875	17,549	63,076
Direct operating expenses	(15,431)	(77,317)	(10,498)	(5,017)	(32,693)	(140,956)

Segment income	$25,493	$112,519	$145,903	$(12,806)	$32,686	$303,795

Average earning assets	$1,634,845	$1,706,647	$7,299,878	$6,027,745	$785,325	$17,454,440

For the year ended December 31, 2004
Interest income	$77,513	$138,046	$195,634	$232,154	$46,987	$690,334
Net (charge) credit for transfer of funds	(49,781)	54,289	(88,760)	92,153	(7,901)	—
Interest expense	—	(40,344)	—	(252,509)	—	(292,853)

Net interest income	27,732	151,991	106,874	71,798	39,086	397,481

Provision for loan losses	(648)	(27,443)	(14,147)	—	(10,562)	(52,800)
Other income	4,045	24,597	6,915	11,140	12,927	59,624
Direct operating expenses	(12,437)	(66,793)	(8,112)	(3,205)	(18,182)	(108,729)

Segment income	$18,692	$82,352	$91,530	$79,733	$23,269	$295,576

Average earning assets	$1,120,554	$1,327,165	$5,141,144	$5,294,065	$288,167	$13,171,095

For the year ended December 31, 2003
Interest income	$69,687	$143,786	$147,250	$148,558	$40,185	$549,466
Net (charge) credit for transfer of funds	(45,234)	17,399	(51,113)	87,209	(8,261)	—
Interest expenses	—	(46,287)	—	(251,391)	150	(297,528)

Net interest income	24,453	114,898	96,137	(15,624)	32,074	251,938

Provision for loan losses	(319)	(18,997)	(24,677)	—	(11,923)	(55,916)
Other income	3,246	52,128	7,053	36,014	8,357	106,798
Direct operating expenses	(6,540)	(67,470)	(7,388)	(2,452)	(15,589)	(99,439)

Segment income	$20,840	$80,559	$71,125	$17,938	$12,919	$203,381

Average earning assets	$943,225	$1,045,507	$3,942,226	$3,860,227	$234,119	$10,025,304

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net Income:
Total income for segments and other	$303,795	$295,576	$203,381
Other operating expenses	(174,175)	(71,751)	(65,190)

Income before income taxes	129,620	223,825	138,191
Income taxes	(15,016)	(46,500)	(18,297)

Total consolidated net income	$114,604	$177,325	$119,894

Average assets:
Total average earning assets for segments	$17,454,440	$13,171,095	$10,025,304
Average non earning assets	546,599	450,043	397,119

Total consolidated average assets	$18,001,039	$13,621,138	$10,422,423

     The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

	2005	2004	2003
	(Dollars in thousands
Revenues:
Puerto Rico	$1,015,641	$714,237	$605,557
United States	52,384	48	—
Other	62,642	35,673	50,708

Total consolidated revenues	$1,130,667	$749,958	$656,265

Selected Balance Sheet Information:

Total assets:
Puerto Rico	$18,351,381	$15,239,658	$12,049,460
United States	728,265	3,999	—
Other	838,005	393,388	629,582

Loans:
Puerto Rico	$10,634,545	$9,336,121	$6,459,843
United States	1,271,698	13,379	—
Other	779,686	348,494	581,212

Deposits:
Puerto Rico	$10,998,192	$6,904,047	$5,932,764
United States	476,166	—	—
Other	989,394	1,008,275	839,105

Note 33 — Litigation
     On August 25, 2005, the Corporation announced the receipt of a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. On October 21, 2005, the Corporation announced that the SEC had issued a formal order of investigation into the accounting for the mortgage–related transactions with Doral Financial Corporation and R&G Financial. The Corporation has fully cooperated with the SEC’s investigation.
     First BanCorp has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation relating to the Corporation’s restatement of its financial statements, and has accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC staff’s investigation of the Corporation. Any settlement is subject to the approval of the Commission of the SEC by the Commission. There can be no assurance that the Corporation’s efforts to resolve the SEC’s investigation with respect to the Corporation will be successful, or that the amount accrued will be sufficient, and the Corporation cannot predict at this time the timing or final terms of any settlement. This contingency is included in the Statement of Income as Provision for contingencies.
     Following the announcement of the Audit Committee’s review, the Corporation and certain of its officers and directors and former officers and directors were named as defendants in five separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations” currently pending before the U.S. District Court for the District of Puerto Rico. The Corporation has been engaged in discussions with lead plaintiffs through private mediation proceedings. The Corporation accrued $74.25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement. This contingency is included in the Statement of Income as Provision for contingencies.
     Between November 8, 2005 and March 7, 2006 several shareholders of the Corporation commenced five separate derivative actions against certain current and former executive officers and directors of the Corporation. In these actions, the Corporation was included as a nominal defendant. These actions were filed pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and alleged, among other things, a breach of fiduciary duty on behalf of the defendants. All shareholder derivative actions were consolidated into one case named “In Re: First BanCorp Derivative Litigation” which was dismissed on November 30, 2006 before the U.S. District Court for the District of Puerto Rico.
     In addition, the Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 34 — First BanCorp (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended on December 31, 2005, 2004 and 2003.

Statements of Financial Condition

	Year ended December 31,
	2005	2004
	(Dollars in thousands)
Assets

Cash and due from banks	$2,772	$18,050
Money market instruments	300	196,200
Investment securities available-for-sale, at market:
Equity investments	29,421	55,197
Other investment securities	1,425	1,375
Loans receivable	74,914	95,146
Investment in FirstBank Puerto Rico, at equity	1,316,380	1,149,551
Investment in FirstBank Insurance Agency, at equity	5,953	2,799
Investment in Ponce General, at equity	105,907	—
Investment in PR Finance, at equity	3,005	—
Accrued interest receivable	363	309
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	29,758	1,235

Total assets	$1,577,157	$1,526,821

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$295,446	$321,692
Accounts payable and other liabilities	83,870	796

Total liabilities	379,316	322,488

Commitments and contingencies

Stockholders’ equity	1,197,841	1,204,333

Total liabilities and stockholders’ equity	$1,577,157	$1,526,821

Statements of Income

		Year ended December 31,
	2005	2004	2003
		(Dollars in thousands)
Income:
Interest income on investment securities	$756	$395	$703
Interest income on other investments	2,972	1,530	335
Interest income on loans	4,188	2,159	274
Dividends from FirstBank Puerto Rico	67,880	62,398	48,640
Dividends from other subsidiaries	240	3,070	—
Other income	417	138	—

	76,453	69,690	49,952

Expense:
Federal funds purchased and repurchase agreements	—	2	—
Notes payable and other borrowings	16,516	5,809	17
Provision for loan losses	169	—	—
Other operating expenses	83,904	825	641

	100,589	6,636	658

Gain on sale of investments, net	2,589	4,275	12,406

Income (loss) before income tax provision and equity in undistributed earnings of subsidiaries	(21,547)	67,329	61,700

Income tax provision	(29,011)	104	472

Equity in undistributed earnings of subsidiaries	107,140	110,100	58,666

Net income	114,604	177,325	119,894

Other comprehensive income (loss), net of tax	(59,311)	7,823	1,746

Comprehensive income	$55,293	$185,148	$121,640

The principal source of income for the Holding Company consists of the earning of FirstBank.

Statement of Cash Flows

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:

Net Income	$114,604	$177,325	$119,894

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	169	—	—
Provision for deferred income taxes	(29,028)	—	—
Equity in undistributed earnings of subsidiaries	(106,859)	(110,100)	(58,666)
Net gain on sale of investment securities	(10,963)	(6,974)	(18,066)
Loss on impairment of investment securities	8,374	2,699	5,660
Net (increase) decrease in other assets	(276)	(7,629)	333
Net increase (decrease) in other liabilities	82,872	461	(2,149)

Total adjustments	(55,711)	(121,543)	(72,888)

Net cash provided by operating activities	58,893	55,782	47,006

Cash flows from investing activities:

Capital contribution to subsidiaries	(110,000)	(100,000)	(150,000)
Principal collected on loans	9,002	9,052	—
Loans originated	—	(99,343)	—
Purchases of securities available-for-sale	(34,582)	(15,421)	(33,137)
Sales of available-for-sale investment securities and maturity of securities held-to-maturity	56,621	27,314	36,417
Cash paid on acquisitions	(103,670)	—	—
Other investing activities	687	687	458

Net cash used by investing activities	(181,942)	(177,711)	(146,262)

Cash flows from financing activities:

Proceeds from purchased funds and other short-term borrowings	944,374	681,444	—
Repayments of purchased funds and other short-term borrowings	(970,717)	(591,276)	—
Proceeds from issuance of long-term debt	—	231,469	—
Proceeds from issuance on preferred stock	—	—	182,999
Payment to repurchase common stock	(965)	—	—
Exercise of stock options	2,094	4,956	1,120
Cash dividends paid	(62,915)	(59,593)	(47,959)

Net cash (used) provided by financing activities	(88,129)	267,000	136,160

Net (decrease) increase in cash and cash equivalents	(211,178)	145,071	36,904
Cash and cash equivalents at the beginning of the year	214,250	69,179	32,275

Cash and cash equivalents at end of the year	$3,072	$214,250	$69,179

Cash and cash equivalents include:
Cash and due from banks	$2,772	$18,050	$17,808
Money market instruments	300	196,200	51,371

	$3,072	$214,250	$69,179

Note 35 — Recent Significant Events
Audit Committee Review
     As previously announced on August 1, 2005, the Audit Committee (the “Committee”) of the Corporation determined that it should review the background and accounting for certain mortgage-related transactions that FirstBank had entered into between 1999 and 2005. The Committee retained the law firms of Clifford Chance U.S. LLP and Martínez Odell & Calabria and forensic accountants FTI Consulting Inc. to assist the Committee in its review. Subsequent to the announcement of the review, a number of significant events occurred, including the announcement of the restatement and other events described below. In August 2006, the Committee completed its review and the Amended 2004 Form 10-K for the fiscal year ended December 31, 2004 was filed with the SEC on September 26, 2006.
Governmental Action
     SEC

•	On August 23, 2005, the Corporation received a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. The inquiry pertains to, among other things, the accounting for mortgage-related transactions with Doral and R&G during the calendar years 1999 through 2005.

•	On October 21, 2005, the Corporation announced that the SEC issued a formal order of investigation in its ongoing inquiry of the Corporation. The Corporation has cooperated with the SEC in connection with this investigation.

•	On September 26, 2006, the Corporation filed with the SEC the Amended 2004 Form 10-K which included restated financial information for the fiscal years 2000 through 2004.

•	First BanCorp has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Corporation’s restatement, and has accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Corporation. Any settlement is subject to the approval of the Commissioners of the SEC. There can be no assurance that the Corporation’s efforts to resolve the SEC’s investigation with respect to the Corporation will be successful, or that the amount accrued will be sufficient, and the Corporation cannot predict at this time the timing or final terms of any settlement.
     Banking Regulators
•	Beginning in the Fall of 2005, the Corporation received inquiries from federal banking regulators regarding the status and impact of the restatement and related safety and soundness concerns.

•	On December 6, 2005, the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“Commissioner”) determined that the Corporation had exceeded the lending limit requirements of Section 17(a) of the Puerto Rico Banking Law which governs the amount a bank may lend to a single person, group or related entity. The Puerto Rico Banking Law also authorizes OCIF to determine other components which may be considered as part of a bank’s capital for purposes of establishing its lending limit. After consideration of other components, OCIF authorized the Corporation to retain the secured loans of Doral and R&G as it believed that these loans are secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Puerto Rico Banking Law.

•	On December 7, 2005, the Corporation was advised by the FDIC that the revised classification of the mortgage-related transactions for accounting purposes resulted in such transactions being viewed for regulatory capital purposes as commercial loans to mortgage companies rather than mortgage loans secured by one-to-four family residential properties. FirstBank then advised the FDIC that pursuant to regulatory requirements, the revised classification of the mortgage transactions and the correction of the accounting for the interest rate swaps would cause FirstBank to be slightly below the well-capitalized level, within the meaning established by the FDIC. On March 17, 2006, the Corporation announced that FirstBank had returned to the well-capitalized level. The partial payment made by R&G (described below under Business Developments) contributed to return to the well-capitalized level.

•	In reaction to these earlier events, in February 2006, the OTS imposed restrictions on FirstBank Florida. Under these restrictions, FirstBank Florida cannot make any payments to the Corporation or its affiliates pursuant to a tax-sharing agreement nor can FirstBank Florida employ or receive consultative services from an executive officer of the Corporation or its affiliates without the prior written approval of the OTS’ Regional Director. Additionally, FirstBank Florida cannot enter into any agreement to sell loans or any portions of any loans to the Corporation or its affiliates nor can FirstBank Florida make any payment to the Corporation or its affiliates via an intercompany account or arrangement unless pursuant to a pre-existing contractual agreement for services rendered in the normal course of business. Also, FirstBank Florida can not pay dividends to its parent, First BanCorp, without prior approval from the OTS.

•	On March 17, 2006, the Corporation announced that it had agreed with the Board of Governors of the Federal Reserve System to a cease and desist order issued with the consent of the Corporation (the “Consent Order”). The Consent Order addresses certain concerns of banking regulators relating to the incorrect accounting for and documentation of mortgage-related transactions with Doral and R&G. The Corporation had initially reported those transactions as purchases of mortgage loans when they should have been accounted for as secured loans to the financial institutions because as a legal matter, they did not constitute “true sales” but rather financing arrangements. The Corporation also announced that FirstBank had entered into a similar agreement with the FDIC and the Commissioner (referred to together with the Consent Orders as the “Consent Orders”). The agreements, signed by all parties involved, did not impose any restrictions on the Corporation’s or FirstBank’s day-to-day banking and lending activities.

The Consent Orders with banking regulators imposed certain restrictions and reporting requirements on the Corporation and FirstBank. Under the Consent Order, FirstBank may not directly or indirectly enter into, participate in, or in any other manner engage certain transactions with any affiliate without the prior written approval of the FDIC. The Consent Orders require the Corporation and FirstBank to take various affirmative actions, including engaging an independent consultant to review the mortgage portfolios and prepare a report including findings and recommendations, submitting capital and liquidity contingency plans, providing notice prior to the incurring of additional debt or the restructuring or repurchasing of debt, obtaining approval prior to purchasing or redeeming stock, filing amended regulatory reports upon completion of the restatement of financial statements, and obtaining regulatory approval prior to paying dividends after those payable in March 2006. The Cease and Desist Order requirements have been substantially completed and submitted to the Regulators as required by the Consent Orders.

•	FirstBank received a letter dated May 24, 2006 from the FDIC regarding FirstBank’s failure to file with the FDIC its Part 363 annual report for the fiscal year ended December 31, 2005. On June 12, 2006, FirstBank notified the FDIC that it intended to file an amended 2004 Part 363 annual report and its 2005 Part 363 annual report after the Corporation filed this 2005 Form 10-K with the SEC.

•	Subsequent to the effectiveness of the Consent Orders, the Corporation and FirstBank have requested and obtained written approval from the Federal Reserve Board and the FDIC for the payment of dividends by FirstBank to its holding company, and for the payment of dividends by the Corporation to the holders of its preferred stock, common stock and trust preferred stock. The written approvals have been obtained in accordance with the Consent Order requirements.

•	On August 29, 2006, the Corporation announced that its subsidiary, FirstBank, consented and agreed to the issuance of a Cease and Desist Order by the FDIC (the “Order”) relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (the “BSA Consent Order”). The BSA Consent Order requires FirstBank to take various affirmative actions, including that FirstBank operate with adequate management supervision and Board of Directors’ oversight to prevent any future unsafe or unsound banking practices or violations of law or regulation, on BSA related matters; implementing systems of internal controls, independent testing and training programs to ensure full compliance with BSA and laws and regulations enforced by the Office of Foreign Assets Control (“OFAC”); designating a BSA and OFAC Officer, and amending existing policies, procedures and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; engaging independent consultants to review account and transaction activity from June 1, 2005 to the effective date of the Order and to conduct a comprehensive review of FirstBank’s actions to implement the consent Order in order to assess the effectiveness of the policies, procedures and processes adopted by FirstBank; and appointing a compliance committee of the Board of Directors.

Since the beginning of 2006, FirstBank has been refining core areas of its risk management and compliance systems, and prior to this BSA Order has instituted a significant number of measures required by the BSA consent Order. The BSA consent Order did not impose any civil or monetary penalties, and does not restrict FirstBank’s current day-to-day banking operations.

New York Stock Exchange Listing

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

The NYSE’s Section 802.01E procedures apply to the Corporation given its failure to file the Form 10-K for the fiscal year ended December 31, 2005, which the NYSE explained in a letter dated April 3, 2006. These procedures contemplate that the NYSE will monitor a company that has not timely filed a Form 10-K. If the company does not file its annual report within six months of the filing due date, the NYSE may, in its sole discretion, allow the company’s securities to be traded for up to an additional six months depending on the company’s specific circumstances. If the NYSE determines that an additional trading period of up to six months is not appropriate, suspension and delisting procedures will be commenced. If the NYSE determines that an additional trading period of up to six months is appropriate and the company fails to file its annual report by the end of that additional period, suspension and delisting procedures will generally commence. The procedures provide that the NYSE may commence delisting proceedings at any time. On October 3, 2006, the Corporation announced that the New York Stock Exchange (NYSE) granted an extension for continued listing and trading on the NYSE through April 3, 2007, subject to the NYSE’s ongoing monitoring of the Corporation’s 2005 10-K filing efforts. With the filing of this 2005 Annual Report on Form 10-K on or prior to April 3, 2007, the Corporation will have complied with the extension granted by the NYSE.
Recent Legislation
•	Puerto Rico Internal Revenue Code Act 41 of August 1, 2005 imposed a transitory additional tax of 2.5% on taxable income for all corporations. This transitory tax effectively increased the statutory tax rate from 39% to 41.5%. Act 41 is effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006, and therefore is effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005.

•	Puerto Rico Internal Revenue Code Act 89 of May 13, 2006 imposed a 2% additional income tax on income subject to regular taxes of all corporations operating pursuant to Act 55 of 1933. Act 89 will be effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006 and therefore, increased the statutory tax for the 2006 taxable year to 43.5%. The statutory tax will revert to 39% for taxable years commencing after December 31, 2006.

•	Puerto Rico Internal Revenue Code Act 98 of May 16, 2006 imposed an extraordinary 5% tax on the taxable income reported in the corporate tax return of corporations whose gross income exceeded $10 million for the taxable year ended on or before December 31, 2005. Covered taxpayers were required to file a special return and pay the tax no later than July 31, 2006. The extraordinary tax paid will be taken as a credit against the income tax of the entity determined for taxable years commencing after July 31, 2006, subject to certain limitations. Any unused credit may be carried forward to subsequent taxable years, subject to certain limitations.
Private Litigation
•	Following the announcement of the Audit Committee’s review, the Corporation and certain of its officers and directors and former officers and directors were named as defendants in five (5) separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations” currently pending before the U.S. District Court for the District of Puerto Rico. The Corporation has been engaged in discussions with lead plaintiffs through private mediation proceedings. In connection with a potential settlement, the Corporation accrued $74.2 million in its consolidated financial statements for the year ended December 31, 2005. There can be no assurance that the amount accrued will be sufficient and the Corporation cannot predict at this time the timing or final terms of any settlement.

•	Between November 8, 2005 and March 7, 2006 several shareholders of the Corporation commenced five separate derivative actions against certain current and former executive officers and directors of the Corporation. In these actions, the Corporation was included as a nominal defendant. These actions were filed pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and alleged, among other things, a breach of fiduciary duty on behalf of the defendants. All shareholder derivative actions were consolidated into one case named “In Re: First BanCorp Derivative Litigation” which was dismissed on November 30, 2006 before the U.S. District Court for the District of Puerto Rico.
Restatement
•	On October 21, 2005, December 13, 2005, and March 17, 2006, the Corporation announced that it had concluded that the mortgage-related transactions that FirstBank entered into with Doral and R&G since 1999 did not qualify as “true sales” for accounting purposes. As a consequence, the Corporation announced on December 13, 2005 that management, with the concurrence of the Board of Directors, determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. In addition, the Corporation announced that it would also restate its financial statements to correct the accounting treatment used for certain interest rate swaps it accounted for as hedges using the short-cut method.

•	On September 26, 2006, the Corporation filed with the SEC the Amended 2004 Form 10-K for the fiscal year ended December 31, 2004, which includes restated financial information for the fiscal years 2000 through 2004.

•	The Corporation has taken a number of significant actions to remedy the material weaknesses in its internal controls during 2005 and has remedied some of the most pervasive weaknesses existing as of December 31, 2004. These steps have primarily taken place since December 31, 2005. Accordingly, First BanCorp’s management concluded that its internal control over financial reporting remained ineffective as of December 31, 2005 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A description of the material weaknesses existing as of December 31, 2005 is included in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

The Corporation developed and is implementing a plan for remedying all of the identified material weaknesses, and the work continues in 2007. As part of this remediation program, the Corporation has added skilled resources to improve controls and increase the reliability of the financial closing process.
Corporate Governance Changes
     Changes in Senior Management
•	In September 2005, following the announcement of the Audit Committee’s review, the Corporation implemented changes to its senior management. Specifically, the Board of Directors asked that Angel Alvarez-Pérez, then President, Chief Executive Officer and Chairman of the Board (the “Former CEO”), Annie Astor-Carbonell, then Chief Financial Officer and Director of the Board (the “Former CFO”), and Carmen Szendrey-Ramos, then General Counsel and Secretary of the Board (the “Former GC”), resign. On September 30, 2005, the Corporation announced that the Former CEO had resigned from his management positions and that the Former CFO had resigned from her position as CFO. In October 2005, the Corporation terminated the Former GC.

•	On September 30, 2005, the Board of Directors made the following appointments: Luis M. Beauchamp to serve as President and CEO of the Corporation; Aurelio Alemán to serve as Chief Operating Officer (“COO”) and Senior Executive Vice President; and Luis Cabrera-Marín to serve, on an interim basis, as CFO of the Corporation.

•	On February 22, 2006, the Corporation announced the retention of Lawrence Odell as Executive Vice President and General Counsel of the Corporation and its subsidiary, FirstBank.

•	On July 18, 2006, the Company’s Board of Directors appointed Fernando Scherrer as Executive Vice President and Chief Financial Officer of the Company, effective July 24, 2006. Mr. Scherrer had been working with the Corporation since October 2005 as a consultant in its reassessment of accounting issues and preparation of restated financial statements and other consulting matters.
Changes in Board Structure
•	On September 30, 2005, the Corporation announced that the Former CEO retired from his positions as Chairman of the Board of Directors and as Director of the Corporation, effective December 31, 2005. Additionally, effective September 30, 2005, the Former CFO resigned from her position as Director of the Corporation.

•	On September 30, 2005, the Board of Directors of the Corporation elected Luis Beauchamp and Aurelio Alemán as Directors.

•	On November 28, 2005, the Corporation announced that the Board of Directors elected Fernando Rodríguez-Amaro as a Director and as an additional financial expert to serve in the Audit Committee. Thereafter, he was appointed Chairman of the Audit Committee effective January 1, 2006. In addition, the Board of Directors appointed José Menéndez-Cortada as Independent Lead Director effective February 15, 2006.

•	On March 28, 2006, José Julián Alvarez, 72, informed the Corporation that he would resign from his position as director of the Corporation, effective March 31, 2006. Mr. Alvarez’s term as a director would have expired at the 2006 Annual Meeting of Stockholders and, given the Company’s retirement policy for the Board of Directors, Mr. Alvarez would not have been eligible for reelection.
Change in By-Laws
•	On March 14, 2006, the Board of Directors of the Corporation approved an amendment to the Corporation’s By-Laws. As amended, Section 2 of Article I of the By-Laws provides that the Board of Directors will set a date and time for the annual meeting of stockholders in circumstances that do not permit the meeting to occur within 120 days after the Corporation’s fiscal year end due to the Corporation’s inability to issue its annual report with audited financial statements. In such event, the Board will set such date and time within a reasonable period after the Corporation submits an annual report with audited financial statements to stockholders. Prior to adoption of this amendment, Section 2 of Article I did not provide that the Board of Directors could set the date and time of the annual meeting. The amendment was effective upon approval by the Board.
Business Developments
•	On March 13, 2005, the Corporation announced the closing of its acquisition of Ponce General

Corporation, a Delaware corporation, and its subsidiaries, Unibank, a federal savings and loan association, and Ponce Realty Corporation, a Delaware corporation with real estate holdings in Florida. Unibank, headquartered in Miami, Florida, had 11 financial service facilities located in the Miami/Dade, Broward, Orange and Osceola counties of Florida. The Corporation subsequently changed the name of Unibank to FirstBank Florida.

•	Following the Corporation’s October 21, 2005 announcement that the SEC had issued a formal order of investigation, the major rating agencies downgraded the Corporation’s and FirstBank’s ratings in a series of actions. Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A. lowered the Corporation’s long-term senior debt rating from BBB- to BB and placed the rating on Rating Watch Negative. Standard & Poors, a division of the McGraw Hill Companies, Inc. lowered the long-term senior debt and counterparty rating of FirstBank, from BBB- to BB+ and placed the rating on Credit Watch Negative. Moody’s Investor Service lowered FirstBank’s long-term senior debt rating from Baa3 to Ba1 and placed the rating on negative outlook.

•	On March 17, 2006, the Corporation announced that in the fourth quarter of 2005, R&G made a partial payment of $137 million, which released capital allocated to the loans secured by the mortgage loans to R&G and that First BanCorp made a capital contribution to FirstBank of $110 million at the end of 2005.

•	On May 31, 2006, the Corporation announced that its subsidiary, FirstBank, received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance in secured commercial loans resulting from the Corporation’s previously-announced revised classification of several mortgage-related transactions with Doral. In addition, FirstBank and Doral entered into a sharing agreement with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that previously collateralized the commercial loans, subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages.

Stockholders’ Information
Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP

Telephone	(787) 729-8200

Internet	http://www.firstbankpr.com
Additional Information and Form 10-K:
     Additional financial information about First BanCorp may be requested to Mr. Pedro Romero, Senior Vice President and Chief Accounting Officer, PO Box 9146, Santurce, Puerto Rico 00908. First BanCorp’s filings with the Securities and Exchange Commission (SEC) may be accessed in the website maintained by the SEC at http://www.sec.gov. and at our web site http://www.firstbankpr.com, First BanCorp section, Company Filings link.
Transfer Agent and Registrar:
The Bank of New York
1-800-524-4458
1-888-269-5221 (Hearing Impaired-TDD Phone)
Address Shareholder Inquiries To:
Shareholder Relations Department
PO Box 11258
Church Street Station
New York, NY 10286
E-mail Address: shareowners@bankofny.com
The Bank of New York’s Stock Transfer Website:
http://www.stockbny.com
Send Certificates for Transfer and Address Changes To:
Receive and Deliver Department
PO Box 11002
Church Street Station
New York, NY 10286
Common Stock:
Listed on New York Stock Exchange
Stock Symbol FBP
The Corporation filed on May 12, 2005, the certification of the Chief Executive Officer required under Section 303A.12 (a) of the New York Stock Exchange’s Listed Company Manual.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
DIRECTORS
     The current directors of the Corporation are listed below. They have provided the following information about their principal, occupation, business experience and other matters.
Luis M. Beauchamp, 64
Chairman, Chief Executive Officer and President
Chairman from January 2006 to present. President & Chief Executive Officer from October 2005 to present. Senior Executive Vice President, wholesale banking, from March 1997 to October 2005. Executive Vice President, Chief Lending Officer from 1990 to March 1997. General Manager — New York banking operations, Banco de Ponce from 1988 to 1990. He had the following responsibilities at the Chase Manhattan Bank, N.A.: Regional Manager for the Ecuador and Colombia operations and corporate finance for the Central American operations, in 1988; Country Manager for Mexico from 1986 to 1988; Manager, wholesale banking in Puerto Rico from 1984 to 1986. Chairman of First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, FirstBank Insurance Agency, Inc., First Insurance Agency, Inc., FirstExpress, Inc., FirstMortgage, Inc., Ponce General Corporation, FirstBank Florida and FirstBank Overseas Corp.1 Joined the Corporation in 1990. Director since September 30, 2005.
Aurelio Alemán, 48
Senior Executive Vice President and Chief Operating Officer
Chief Operating Officer and Senior Executive Vice President from October 2005 to present. Executive Vice President, consumer banking, FirstBank, from 1998 to October 2005. President of First Federal Finance Corporation d/b/a Money Express from 2000 to 2005. President of FirstBank Insurance Agency, Inc from 2001 to 2005. From 1996 to 1998, Vice President, CitiBank, N.A., responsible for wholesale and retail automobile financing and retail mortgage business. Vice President, Chase Manhattan Bank, N.A., banking operations and technology for corporate capital markets from 1994 to 1996. Director of First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, FirstBank Insurance Agency, Inc., First Insurance Agency, Inc., FirstExpress, Inc., FirstMortgage, Inc., Ponce General Corporation, FirstBank Florida, Grupo Empresas Servicios Financieros, Inc. d/b/a PR Finance2, FirstBank Overseas Corp., and First Trade, Inc. Joined the Corporation in 1998. Director since September 30, 2005.
José Teixidor, 53
Chief Executive Officer and President, B. Fernández & Hnos., Inc.; Chairman of the Board, Pan Pepín Inc.; Chairman of the Board, Baguettes, Inc.; President, Eagle Investment Fund, Inc.; President, Swiss Chalet Inc.; Chairman of the Board, Marvel International; Member of the Puerto Rico Chamber of Commerce and of the Industry and Food Distribution Chamber of Commerce. President of the Distributors and Manufacturers Association; Member of the Wholesalers Chamber of Puerto Rico. Director since January 1994.
Jorge L. Díaz, 52
Executive Vice President and member of the Board of Directors of Empresas Díaz, Inc., general contractors; and Executive Vice President and Director of Betteroads Asphalt Corporation, asphalt pavement manufacturers; Betterecycling Corporation, recycled asphalt manufacturers; and Coco Beach Development Corporation, a real estate development company, and its subsidiaries. Member of the Chamber of Commerce of Puerto Rico, the Association of General Contractors of Puerto Rico and of the U.S. National Association of General Contractors. Member of the Board of Trustees of Baldwin School of Puerto Rico. Director since 1998.
José L. Ferrer-Canals, 47
Doctor of Medicine in private urology practice. Commissioned as Captain in the United States Air Force in March 1991 and appointed Chief of Aeromedical Service of the 482nd Medical Squadron, December 1992. Member of the American Association of Clinical Urologists, Alpha Omega Alpha Medical Honor Society since 1986. Member of the Hospital Pavía Peer Group Review Committee, Hospital Pavía, San Juan, Puerto Rico, from 1995 to present. Medical Faculty Representative to Hospital Pavía from 1996 to 1998. Professor of Flight Physiology and Aerospace Medicine, InterAmerican University of Puerto Rico. Member of the Board of Directors of American Cancer Society, Puerto Rico Chapter, 1999 to present. Director since 2001.

[1]	First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, First Insurance Agency, Inc., FirstExpress, Inc., FirstMortgage, Inc., and FirstBank Overseas Corp, are wholly owned subsidiaries of FirstBank. FirstBank Insurance Agency, Inc., and Ponce General Corporation are wholly owned subsidiary of the Corporation. FirstBank Florida is a wholly-owned subsidiary of Ponce General Corporation.

[2]	Grupo Empresas Servicios Financieros, Inc. d/b/a PR Finance is a wholly-owned subsidiary of the Corporation.

Richard Reiss-Huyke, 59
Financial and management consultant specializing in crisis intervention, financial planning, negotiations, valuations and litigation support since 1979. Director of Banco Santander Puerto Rico from February 1979 to February 2003, and Director of Santander BanCorp. from May 2000 to February 2003. Employed by Bacardi Corporation in a number of different capacities, including Chief Financial Officer, Chief Operating Officer, Vice President and Director from 1973 to 1979. Member of the Board of Directors and the audit committee of Pepsi Cola Puerto Rico Bottling Company, from February 1996 to July 1998, President of the Board of Directors of the State Insurance Fund of Puerto Rico. Director since 2003.
Sharee Ann Umpierre-Catinchi, 47
Doctor of Medicine. Assistant Professor at the University of Puerto Rico’s Department of Obstetrics and Gynecology from 1993 to present. Director of the Division of Gynecologic Oncology of the University of Puerto Rico’s School of Medicine from 1993 to present. Board Certified by the National Board of Medical Examiners, American Board of Obstetrics and Gynecology and the American Board of Obstetrics and Gynecology, Division of Gynecologic Oncology. Director since 2003.
José Menéndez-Cortada, 59
Attorney at law. Partner in charge of the corporate and tax divisions of Martínez-Alvarez, Menéndez-Cortada & Lefranc Romero, PSC. General Counsel to the Board of Bermudez & Longo, S.E. from 1985 to present. Director of Tasis Dorado School since 2002. Director of the Homebuilders Association of Puerto Rico since 2002. Director of The Luis A. Ferre Foundation, Inc., since 2002. Director since April 2004.
Fernando Rodríguez-Amaro, 58
Certified Public Accountant, Certified Fraud Examiner and Certified Valuation Analyst. Managing Partner and Partner in Charge of the Audit and Accounting Division of RSM ROC & Company. Has been with RSM ROC & Company for twenty-six years and prior thereto served as Audit Manager with Arthur Andersen for over nine years. Director since November 21, 2005.
     The Corporation’s By-laws provide that each director holds office for the term to which he or she was elected and until his or her successor is chosen and qualified or until his or her resignation, retirement or removal from office. The Corporation’s By-laws also provide that the directors will be divided into three classes as nearly equal in number as possible. The members of each class shall be elected for a three year term and only one class shall be elected by ballot annually. The Corporation’s By-laws further provide that any directors elected by an affirmative vote of the majority of the Board of Directors to fill a vacancy shall serve until the next election of directors by stockholders. As the Corporation did not hold a stockholders’ meeting last year due to the inability to timely file this Form 10-K, and as certain directors were appointed to fill vacancies, seven of the nine member of the Board of Directors shall be up for election at the next stockholders’ meeting.
EXECUTIVE OFFICERS
     The executive officers of the Corporation, FirstBank and FirstBank Florida who are not directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.
Fernando Scherrer, 38
Executive Vice President and Chief Financial Officer
Chief Financial Officer and Executive Vice President since July 24, 2006. Co-Founder, Managing Partner and Head of Audit and Consulting Practices at Scherrer Hernández & Co., from 2000 to 2006. Prior to founding Scherrer Hernández & Co., he was a CPA with PricewaterhouseCoopers LLP for 10 years where he audited financial institutions and insurance companies. He has over 15 years of financial and accounting experience in the financial services, insurance, retail and education industries. Director of First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, FirstBank Insurance Agency, Inc., FirstMortgage, Inc., Ponce General Corporation. Joined the Corporation in 2006.
Lawrence Odell, 58
Executive Vice President, General Counsel and Secretary
General Counsel, Secretary and Executive Vice President since February 2006. Senior Partner at Martínez Odell & Calabria. Has over 25 years of experience in specialized legal issues related to banking, corporate finance and international corporate transactions. Joined the Corporation in February 2006.

Dacio A. Pasarell, 58
Executive Vice President — Operations And Technology And Florida Region Executive
Held the following position at Citibank N.A. in Puerto Rico: Vice President, Retail Bank Manager, from 2000 to 2002; Vice President and Chief Financial Officer, 1996 to 1998; Vice President, Head of Operations — Caribbean Countries, 1994 to 1996; Vice President Mortgage and Automobile Financing; Product Manager, Latin America, 1986 to 1994; Vice President, Mortgage and Automobile Financing Product Manager for Puerto Rico. President of Citiseguros PR, Inc., 1998 to 2001. Chairman of Ponce General Corporation. Director of FirstBank Florida. Joined the Corporation in 2002.
Randolfo Rivera, 53
Executive Vice President — Wholesale Banking Executive
Executive Vice President in charge of corporate banking, middle market, international, government and institutional, structure finance and cash management areas of FirstBank. Vice President and component executive for local companies, public sector and institutional markets for Chase Manhattan Bank, N.A. in Puerto Rico from April 1990 to December 1996. Corporate Finance Executive in charge of the Caribbean and Central American region for Chase Manhattan Bank in Puerto Rico from January 1997 to May 1998. Joined the Corporation in 1998.
Emilio Martinó, 56
Executive Vice President and Chief Lending Officer — Credit Risk Management Executive
Chief Lending Officer and Executive Vice President since October 25, 2005. Senior Vice President and Credit Risk Management for the Corporation from June 2002 to October 25, 2005. Staff Credit Executive for the Corporate and Commercial Banking Business components since November 2004. First Senior Vice President of Banco Santander Puerto Rico; Director for Credit Administration, Workout and Loan Review, from 1997 to 2002. Senior Vice President for Risk Area in charge of Workout, Credit Administration, and Portfolio Assessment for Banco Santander Puerto Rico from 1996 to 1997. Deputy Country Senior Credit Officer for Chase Manhattan Bank Puerto Rico from 1986 to 1991. Director of FirstBank Florida since August 2006. Joined the Corporation in 2002.
Cassan Pancham, 46
Executive Vice President — Eastern Caribbean Region Executive
Executive Vice President since October 25, 2005. First Senior Vice President, Eastern Caribbean Region Executive from October 12, 2002 until October 25, 2005. Director and President of FirstExpress, Inc., First Trade, Inc., and First Insurance Agency, Inc. Held the following positions at JP Morgan Chase Bank Eastern Caribbean Region Banking Group: Vice President and General Manager, December 1999 to October 2002; Vice President, Business, Professional and Consumer Executive, from July 1998 to December 1999; Deputy General Manager, March 1999; Vice President, Consumer Executive, from December 1997 to 1998. Joined the Corporation in 2002.
José B. Valle, 59
President — FirstBank Florida
President of FirstBank Florida since January 19, 2006. Over thirty years of experience in the financial industry, including the following senior management positions: Market President at Bank Atlantic from 2000 to 2005; Senior Vice President and Retail Executive at Bank of America from 1997 to 2000; President and CEO at Bank Atlantic from 1991 to 1997; Senior Vice President and CEO at AmeriFirst Bank from 1989-1991; Executive Vice President and CEO at Lincoln Federal Savings & Loan from 1983 to 1991; First Vice President and Comptroller at Viscayne Federal Savings from 1981 to 1983; and Senior Vice President/Finance at Pan American Bank, Inc. Joined FirstBank Florida on January 19, 2006.
     The Corporation’s By-laws provide that each officer shall be elected annually at the first meeting of the Board of Directors after the annual meeting of stockholders and that each officer shall hold office until his or her successor has been duly elected and qualified or until his or her death, resignation or removal from office.
CERTAIN SIGNIFICANT EMPLOYEES
Víctor M. Barreras-Pellegrini, 38
Senior Vice President and Treasurer
Treasurer and Executive Vice President since July 6, 2006. Various positions with Banco Popular de Puerto Rico from January 1992 to June 2006, including, Fixed-Income Portfolio Manager of the Popular Assets Management division from 1998 to 2006 and

Investment Officer in the Treasury division from 1995 to 1998. Director of FirstBank Overseas Corp. Joined the Corporation in 2006.
Nayda Rivera-Batista, 33
Senior Vice President and Chief Risk Officer
Certified Public Accountant and Certified Internal Auditor. Appointed Chief Risk Officer in April 2006. Senior Vice President and General Auditor from July 2002 to April 2006. Audit Manager at PricewaterhouseCoopers LLP, from September 1996 to July 2002. Serving as member of the Board of Trustees of the Bayamon Central University from January 2005 to January 2006. Joined the Corporation in 2002.
Pedro Romero, 33
Senior Vice President and Chief Accounting Officer
Chief Accounting Officer since August 3, 2006. Senior Vice President since May 2005. Comptroller from May 16, 2005 to August 3, 2006. Vice President and Assistant Comptroller from December 2002 to May 2005. He has technical expertise in accounting, management reporting, financial analysis, corporate tax, internal controls and compliance with US GAAP, SEC rules and Sarbanes Oxley. He has more than ten years of experience including, big four public accounting company, banking and financial services. Joined the Corporation in December 2002.
Sheila Ocasio, 31
Senior Vice President and General Auditor
Senior Vice President and General Auditor since 2006. She is a Certified Public Accountant and Certified Internal Auditor. Eight years of experience, six of which have been in financial services. Vice President and General Auditor at Eurobancshare, Inc. from 2001 to 2006. Senior Auditor at Arthur Andersen, LLP from 1998 to 2001. Joined the Corporation in 2006.
María Medina, 39
Senior Vice President and Corporate Controller
Senior Vice President and Corporate Controller since 2007. She is a Certified Public Accountant. Contracted as a consultant by FirstBank in 2006. She has over fifteen years of experience at managerial and executive level positions in the private and public sectors including, Senior Vice President and Comptroller at Oriental Financial Group, Inc. from 2004 to 2006, Comptroller and Executive Vice President of Administration, Operation and Controllership at Government Development Bank from 2001 to 2002 and 2002 to 2004, Executive Director of Finance and Vice President for Management, Finance and Systemic Services at the InterAmerican University of Puerto Rico from 1997 to 1998 and 2001 to 2002, Comptroller at Caribe Fragrance, Inc. from 1995 to 1997 and Senior Auditor Supervisor at KPMG Peat Marwick, LLP from 1991 to 1995. Joined the Corporation in 2007.
Miguel A. Babilonia, 40
Senior Vice President and Chief Credit Risk Officer
Senior Vice President and Chief Credit Risk Officer since 1999. Vice President and Consumer Credit Policy & Portfolio Manager from 1998 to 1999. He has sixteen years of experience including, Consumer Scorecard Manager at Citibank, N.A. from 1997 to 1998; Assistant Vice President/Risk Manager at First Union National Bank from 1996-1997; Assistant Vice President/Segmentation Manager at First Union National Bank from 1993 to 1996; Portfolio Risk Senior Analyst at National City Bank from 1991 to 1993. Chairman of the Consumer Credit Committee of the Puerto Rico Bankers Association. Joined the Corporation in 1998.
James J. Partridge, 52
Senior Vice President
Senior Vice President of FirstBank Miami Agency since 2004. He has over twenty-five years of experience in the financial industry, including, Senior Vice President and head of Real Estate at Eastern National Bank from 1992 to 2004, Vice President of Credit Administration at Consolidated Bank, N.A. from 1988 to 1992, Assistant Vice President and Loan Officer at Southeast Bank, N.A. from 1987 to 1988, Assistant Vice President of Commercial Loan at the Bank of Miami from 1983 to 1987 and Management Trainee at Banco Popular de Puerto Rico from 1981 to 1983. Director of FirstBank Florida. Joined FirstBank Miami Agency in 2004.
INDEPENDENCE OF THE BOARD OF DIRECTORS
The Board of Directors conducted a self-assessment regarding the independence of its members on December 28, 2006. The criteria for determining independence are as defined by the New York Stock Exchange, the Securities and Exchange Act of 1934, as amended, and the Corporation’s Independence Principles for Directors. According to the Corporation’s Corporate Governance Standards adopted by the Board of Directors on December 2003 and amended on December 2004, a substantial majority of the Board shall be composed of directors who meet the requirements for independence established in the Corporation’s Independence Principles of Directors which shall incorporate, at a minimum, those established by the New York Stock Exchange and the Securities and Exchange Commission. The Board shall make a determination at least annually as to the independence of each director, in accordance with standards that are disclosed to the stockholders. The Corporation’s Independence Principles for Directors and Corporate Governance Standards are included as Exhibits I and II to the Proxy Statement filed on March 24, 2005, are available on the Corporation’s web page, www.firstbancorppr.com and available in print to any stockholder who requests it through a written communication sent to Lawrence Odell, Secretary, First BanCorp, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908. The Board of Directors determined that Messrs. José Teixidor, José L. Ferrer-Canals, Jorge L. Díaz, Fernando Rodríguez-Amaro, Richard Reiss-Huyke, José Menéndez-Cortada and Ms. Sharee Ann Umpierre-Catinchi are independent under such criteria. Messrs. Luis M. Beauchamp and Aurelio Alemán are not considered to be independent. Mr. Luis M. Beauchamp is not independent because he is the Chief Executive Officer of the Corporation. Mr. Aurelio Alemán is not independent because he is the Chief Operating Officer of the Corporation. Non-management directors met six (6) times during 2005 with José Teixidor serving as chairman during the meetings and two (2) times during 2006 with José Menéndez-Cortada serving as chairman during the meetings.
AUDIT COMMITTEE
     The Audit Committee is composed of three outside directors who meet the independence criteria established by the New York Stock Exchange, the Securities Exchange Act of 1934, as amended, and the Corporation’s Independence Principles for Directors. Each member of the Corporation’s Audit Committee is financially literate, knowledgeable and qualified to review financial statements. The “audit committee financial experts” designated by the Corporation’s Board of Directors are Richard Reiss-Huyke and Fernando Rodríguez-Amaro.
     Under the terms of its charter, which was last reviewed and approved by the Board of Directors on November 28, 2006, the Audit Committee represents and assists the Board of Directors in fulfilling its oversight responsibility relating to the integrity of the Corporation’s financial statements and the financial reporting process, the systems of internal accounting and financial controls, the internal audit function, the annual independent audit of the Corporation’s financial statements, the Corporation’s compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of the Corporation’s internal audit function and the performance of its independent auditors. The Audit Committee also monitors the quality of the Corporation’s assets in order to provide for early identification of possible problem assets. The Audit Committee Charter is included as an Exhibit to this Form 10-K, is published at the Corporation’s web page, www.firstbancorppr.com and available in print to any stockholder who requests it through a written communication sent to Lawrence Odell, Secretary, First BanCorp, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908. The Audit Committee met a total of 24 times during fiscal year 2005 and a total of 23 times during fiscal year 2006.
STOCKHOLDER COMMUNICATIONS WITH THE BOARD
     Any stockholder who desires to communicate with the Corporation’s Board of Directors may do so by writing to the Chairman of the Board or to the non-management directors as a group in care of the Office of the Corporate Secretary at the Corporation’s headquarters, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908 or by email to directors@firstbankpr.com or thenetwork@firstbankpr.com. Communications may also be made by calling the following toll-free hotline telephone number, 1-877-888-0002. Any concern related to accounting, internal accounting controls or auditing matters will be referred to the Chair of the Audit Committee, communications regarding other matters will be directed to the General Counsel for their proper referral.
SECTION 16(A) COMPLIANCE
     Based on reports filed with the Securities and Exchange Commission and information obtained from officers and directors of the Corporation, the Corporation is not aware of any failure by its executive officers, directors or beneficial owners of more than ten percent, to file on a timely basis any reports required to be filed by Section 16(a) of the Securities Exchange Act of 1934 with respect to beneficial ownership of shares of the Corporation during fiscal year 2005, except for the following instances: (A) Director Sharee Ann Umpierre-Catinchi filed one late Form 4 which corresponded to additional acquisitions of shares; (B) Mr. Dacio Pasarell filed one late Form 4 corresponding to the additional acquisition of shares; (C) Mr. Randolfo Rivera filed two late Forms 4 corresponding to the additional acquisition of shares; (D) Mr. Emilio Martinó failed to file a Form 5 with respect to the purchase of 58 shares pursuant to the Employee Stock Purchase Program; (E) Mr. Pedro Romero failed to file a Form 5 with respect to the purchase of 1 share pursuant to the Employee Stock Purchase Program; and (F) Mr. Cassan Pancham failed to file a Form 5 with respect to the purchase of 560 shares pursuant to the Employee Stock Purchase Program. The transactions by Director Sharee Ann Umpierre-

Catinchi and Messrs. Dacio Pasarell and Randolfo Rivera have been notified in their corresponding Forms 4. The remaining transactions are in the process of being notified in their corresponding Forms 5.
CODE OF ETHICS
     On November 25, 2003, the Corporation adopted a Code of Ethics for Senior Financial Officers (the “Code”). The Code states the principles to which senior financial officers must adhere in order to act in a manner consistent with the highest moral and ethical standards. The Code imposes a duty to avoid conflicts of interest, comply with the laws and regulations that apply to the Corporation and its subsidiaries specifically making reference to those regarding transactions in the Corporation’s securities. Neither the Audit Committee nor the General Counsel received any requests for waivers under the Code. The Code is included as an Exhibit on the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, is available at the Corporation’s website, www.firstbancorppr.com, and is also available in print to any stockholder who requests it through a written communication sent to Lawrence Odell, Secretary, First BanCorp, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908.
     The Corporation has also adopted a Code of Ethics that is applicable to all employees of the Corporation and all of its subsidiaries which purports to strengthen the ethical culture that prevails in the Corporation. The Code of Ethics addresses among other matters conflicts of interest, operational norms and confidentiality of the Corporation’s and its customer’s information. The Code of Ethics is included as an Exhibit on the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, is available at the Corporation’s website, www.firstbancorppr.com, and is also available in print to any stockholder who requests it through a written communication sent to Lawrence Odell, Secretary, First BanCorp, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908.

Item 11.	Executive Compensation.
COMPENSATION OF EXECUTIVE OFFICERS
     The summary compensation table set forth below discloses compensation for the Chief Executive Officer and the most highly paid executive officers of the Corporation, FirstBank or its subsidiaries who worked with the Corporation, the Bank or such subsidiaries during any period of such fiscal year and whose total cash compensation for fiscal year 2005 exceeded $100,000 (the “Named Executives”). The table includes bonus payments granted during a meeting of the Compensation Committee held on January 24, 2006 and the regular meeting of the Board of Directors held on January 24, 2006, which were meant as compensation for performance of the Named Executives during fiscal year 2005.
Summary Compensation Table

					Long-Term
	Annual Compensation				Compensation
					Stock Options
Name & Position	Year	Salary ($)	Bonus ($)	Other ($)[3]	Granted[4]
Angel Alvarez-Pérez[5]	2005	1,213,846	0	5,122	360,000
Former Chairman, President and	2004	1,189,904	1,000,000	11,880	360,000
Chief Executive Officer	2003	882,909	800,000	10,480	300,000
Luis M. Beauchamp	2005	680,535	850,000	8,470	76,800
Chairman, President and	2004	571,497	410,000	11,880	56,800
Chief Executive Officer	2003	481,594	350,000	9,745	64,000
Aurelio Alemán	2005	522,904	600,000	9,019	72,000
Chief Operating Officer and	2004	444,343	400,000	11,663	72,000
Senior Executive Vice President	2003	374,575	300,000	9,849	60,000
Annie Astor-Carbonell[6]	2005	517,090	0	4,753	72,000
Former Chief Financial Officer	2004	507,230	360,000	11,613	72,000
and Senior Executive Vice President	2003	428,077	300,00	9,994	60,000

[3]	Represents the Corporation’s pro-rata contribution to the executive’s participation in the Defined Contribution Retirement Plan and the contribution to the executive’s life insurance policy premium in excess of the contribution applicable to all other employees

[4]	On June 30, 2005, the Corporation completed a 2 for 1 forward stock split. Accordingly, the amount set forth for stock options granted in 2004 and 2003 have doubled from what was previously set forth in Proxy Statements and SEC filings prior to June 30, 2005.

[5]	Mr. Alvarez-Pérez resigned as President and Chief Executive Officer on September 30, 2005 and he resigned as Chairman on December 31, 2005.

[6]	Ms. Astor-Carbonell resigned as Senior Executive Vice President and Chief Financial Officer on September 30, 2005.

Luis M. Cabrera[7]	2005	317,539	300,000	596	24,000
Former Chief Investment Officer, Executive Vice	2004	222,692	140,000	4,032	24,000
President and Interim Chief Financial Officer	2003	208,842	130,000	4,032	20,000
Dacio Pasarell	2005	379,212	200,000	4,032	20,000
Executive Vice President and	2004	350,000	150,000	5,880	24,000
Operations and Technology Executive	2003	313,462	100,000	4,150	0
Randolfo Rivera	2005	471,987	400,000	9,277	60,000
Executive Vice President and	2004	444,343	300,000	11,880	60,000
Wholesale Banking Executive	2003	374,575	250,000	10,387	50,000
Option/Grants In Last Fiscal Year
     The table set forth below discloses the information regarding the stock options granted to the Corporation’s Chief Executive Officer and the most highly paid executives during 2005. The information reflected in the table set forth below takes into account the stock split which occurred on June 30, 2005.

	Shares
	underlying
	options/SARs
	Granted in	% Granted in
	Fiscal Year	Fiscal Year	Exercise/Base		Value Grant Date
Name	2005	2005	Price ($)	Expiration Date	Present Value*
Angel Alvarez-Pérez	360,000	37.66%	$23.92	2/22/2015[8]	$2,304,000
Luis M. Beauchamp	76,800	8.04%	$23.92	2/22/2015	$491,520
Aurelio Alemán	72,000	7.53%	$23.92	2/22/2015	$460,800
Annie Astor-Carbonell	72,000	7.53%	$23.92	2/22/2015[9]	$460,800
Luis Cabrera	24,000	2.51%	$23.92	2/22/2015	$153,600
Dacio Pasarell	20,000	2.09%	$23.92	2/22/2015	$128,000
Randolfo Rivera	60,000	6.28%	$23.92	2/22/2015	$384,000
     *As permitted by SEC rules the Black/Scholes pricing model was used to value these stock options. It should be noted that this model is only one method of valuing options and the Corporation’s use of the model is not an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price and the time of exercise. Options granted on February 22, 2005, were granted at $23.92 ($46.38 prior to split). All options were granted at the market price of the Corporation’s common stock on the day of the grant. All options were granted for a term of ten years and, except to the extent limited by law, are exercisable at any time during the term of the option. In calculating the value of such option, the following assumptions were made:
     • The weighted estimated time until exercise of 4.36 years for all options granted during fiscal year 2005.
     • The weighted risk-free rate, which was obtained from U.S. Federal Government obligations maturing close to the estimated time until exercise of the option is 4.31% for options granted on February 22, 2005.
     • The weighted volatility assumption is the historical price volatility of the Corporation’s closing stock price as measured by standard deviation of day-to-day logarithmic price changes. The volatility for the options granted on February 22, 2005 is 28.72%.
     • Based on the above assumptions, the theoretical value of the stock options granted on February 22, 2005 is $6.40. These valuations do not take into account the non-transferability provisions of the Stock Option Plan.

[7]	Mr. Cabrera resigned as Chief Investment Officer and Executive Vice President on August 11, 2006. He ceased being Interim Chief Financial Officer on July 18, 2006.

[8]	The stock options issued to Mr. Alvarez-Pérez have expired as he is no longer with the Corporation.

[9]	The stock options issued to Ms. Astor-Carbonell have expired as she is no longer with the Corporation.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values
     The table set forth below discloses the aggregated options/SAR exercises and value realized and the number of unexercised options and the value thereof with regards to the Named Executives as of December 31, 2005, under the Stock Option Plan. All presently unexercised options are exercisable at this time, except to the extent limited by the Puerto Rico Internal Revenue Code of 1994, as amended.

			Number of
	Shares		Unexercised	Value of Unexercised In-
	Acquired On	Value	Options at	The-Money Options at
Name	Exercise	Realized	12/31/05	12/31/05*
Angel Alvarez-Pérez	—	—	2,832,000	8,748,041
Luis Beauchamp	—	—	457,600	944,072
Aurelio Alemán	—	—	444,000	1,009,880
Annie Astor-Carbonell	—	—	471,000	1,140,140
Luis Cabrera	—	—	134,000	221,136
Dacio Pasarell	—	—	48,000	—
Randolfo Rivera	13,450	191,158	352,110	599,941
* The value of unexercised in-the-money options in the table above represents the difference between the grant price of the option and the market price as of December 31, 2005, multiplied by the number of in-the-money options outstanding as of that date. At the close of business on December 31, 2005, the closing price of the Corporation’s common stock was $12.41. The average price at which the Named Executives could have exercised their outstanding options as of such date was $5.209 for options granted on 11/25/97; $9.031 for options granted on 5/26/98; $8.854 for options granted on 6/23/1998; $8.667 for options granted on 11/17/98; $6.542 for options granted on 11/23/99; $7.438 for options granted on 12/13/00; $9.343 for options granted on 2/26/02; $12.995 for options granted on 10/29/02; $12.813 for options granted on 2/25/03; $21.45 for options granted on 02/20/04 and $23.92 for options granted on 2/22/05. As of 12/31/05, the Named Executives held unexercised options to purchase shares as follows: Angel Alvarez-Pérez: 312,000 granted on 11/25/97, 300,000 granted on 11/17/98, 300,000 granted on 11/23/99, 450,000 granted on 12/13/00; 450,000 granted on 02/26/02, 300,000 granted on 2/25/03, 360,000 granted on 2/20/04 and 360,000 granted on 2/22/05. Luis M. Beauchamp: 54,000 granted on 11/17/98, 90,000 granted on 12/13/00, 96,000 granted on 02/26/02, 64,000 granted on 2/25/03, 76,800 granted on 2/20/04 and 76,800 granted on 2/22/05. Aurelio Alemán: 36,000 granted on 11/17/98, 36,000 granted on 11/23/99, 78,000 granted on 12/13/00, 90,000 granted on 02/26/02, 60,000 granted on 2/25/03, 72,000 granted on 2/20/04 and 72,000 granted on 2/22/05. Annie Astor-Carbonell: 48,000 granted on 11/17/98, 48,000 granted on 11/23/99, 81,000 granted on 12/13/00, 90,000 granted on 02/26/02, 60,000 granted on 2/25/03, 72,000 granted on 2/20/04 and 72,000 granted on 2/22/05. Randolfo Rivera: 120,000 granted on 5/26/1998, 2,110 granted on 12/13/00, 60,000 granted on 02/26/02, 50,000 granted on 2/25/03, 60,000 granted on 2/20/04 and 60,000 granted on 2/22/05. Dacio Pasarell: 24,000 granted on 2/20/04 and 24,000 granted on 2/22/05. Luis Cabrera: 30,000 granted on 6/23/98, 6,000 granted on 11/17/98, 30,000 granted on 2/26/02, 20,000 granted on 2/25/03, 24,000 granted on 2/20/04 and 24,000 granted on 2/22/05. All options were granted at an exercise price equal to the market price of the Corporation’s common stock on the date of grant. The Stock Option Plan provides for automatic adjustments in the number and price of options due to changes in capitalization resulting from stock dividends or splits.
Employment Agreements
     The following table discloses information regarding the employment agreements of the Named Executives.

Name	Effective Date	Current Base Salary	Term of Years
Luis M. Beauchamp	5/14/98	$1,000,000	4
Aurelio Alemán	2/24/98	$700,000	4
Randolfo Rivera	5/26/98	$550,000	4
     The agreements, a form of which is included as an Exhibit to this Form 10-K, provide that on each anniversary of the date of commencement of each agreement the term of such agreement shall be automatically extended for an additional one (1) year period beyond the then-effective expiration date, unless either party receives written notice that the agreement shall not be further extended. Notwithstanding such contract, the Board of Directors may terminate the contracting officer at any time; however, unless such termination is for cause, the contracting officer will be entitled to a severance payment of four years base salary (less all required deductions and withholdings) which payment shall be made semi-monthly over a period of one year. “Cause” is defined to include personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty, intentional failure to perform stated duties, material violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist order or any material breach of any provision of the employment agreement.
     In the event of a “change in control” of the Corporation during the term of the employment agreements, the executive shall be entitled to receive a lump sum severance payment equal to his or her then current base annual salary plus (i) the highest cash performance bonus received by the executive in any of the four (4) fiscal years prior to the date of the change in control and (ii) the value of any other benefits provided to the executive during the year in which the change in control occurs, multiplied by four (4). The severance payment that each of the contracting officers would have received if his or her agreement had, been terminated as of December 31, 2005, pursuant to a change in control was: Luis M. Beauchamp, $6,122,140; Aurelio Aleman, $4,491,616; Randolfo Rivera, $3,487,948.
     Pursuant to the employment agreements, a “change in control” shall be deemed to have taken place if a third person, including a group as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the Corporation having 25% or more of the total number of votes which may be cast for the election of directors of the Corporation, or which, by cumulative voting, if permitted by the Corporation’s Charter or By-laws, would enable such third person to elect 25% or more of the directors of the Corporation; or if, as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sales of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Corporation before such transactions shall cease to constitute a majority of the Board of the Corporation or any successor institution.
Defined Contribution Retirement Plan
     The Corporation has a Defined Contribution Retirement Plan under Section 165(e) of Puerto Rico’s Internal Revenue Act10 that provides participating employees with retirement, death, disability and termination of employment benefits in accordance with their participation. The Defined Contribution Retirement Plan complies with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Retirement Equity Act of 1984, as amended (“REA”). The Corporation’s employees are eligible to participate in the Defined Contribution Retirement Plan after completing one year of service, and there is no age requirement. An individual account is maintained for each participant and benefits are paid based solely on the amount of each participant’s account.
     Participating employees may defer from 1% to 10% of their annual salary, up to a maximum of $8,000, into the Defined Contribution Retirement Plan on a pre-tax basis as employee salary savings contributions. Each year the Corporation will make a contribution equal to 25% of each participating employee’s salary savings contribution; however, no match is provided for salary savings contributions in excess of 4% of compensation. At the end of the fiscal year, the Corporation may, but is not obligated to make, additional contributions in an amount determined by the Board of Directors; however, the maximum of any additional contribution in any year may not exceed 15% of the total compensation of all eligible employees participating in the Defined Contribution Retirement Plan and no basic monthly or additional annual matches need be made on years during which the Corporation incurs a loss.
     In fiscal year 2005, the total contribution to the Defined Contribution Retirement Plan by the Corporation amounted to $852,518.71 which funds were distributed on a pro rata basis among all participating employees. The table below sets forth the total of the Corporation’s contribution during fiscal year 2005 to the Named Executives of the Corporation who participate in the Defined Contribution Retirement Plan.

Aurelio Alemán	$5,600
Angel Alvarez-Pérez	$2,000
Luis M. Beauchamp	$1,617
Randolfo Rivera	$5,699
Deferred Compensation Plan
     The Corporation has a Deferred Compensation Plan available to Executive Officers whereby the executives may defer a portion of their salary. These deferred amounts, if any, are included in the amounts disclosed in the summary compensation table. The Corporation does not match any of the deferred amounts. The deferred amounts are deposited in a Trust that is administered by FirstBank. The Corporation does not guarantee a return on the investment of these funds.

[10]	Section 165 of Puerto Rico’s Internal Revenue Act is similar to Section 401(k) of the Federal Internal Revenue Code.

Report Of The Compensation And Benefits Committee
     The Executive Compensation Program is administered by the Compensation and Benefits Committee (the “Compensation Committee”), which is composed of at least three (3) independent directors selected by the Board of Directors. The current members of the Corporation’s Compensation Committee are Jorge L. Díaz, José Teixidor, José Ferrer-Canals and Sharee Anne Umpierre- Catinchi. Sharee Anne Umpierre-Catinchi is the current chairman of the Compensation Committee. During fiscal year 2005, the members of the Corporation’s Compensation Committee were Jorge L. Díaz, José Teixidor and José Ferrer-Canals.
Executive Compensation Policy
     The Corporation operates in a highly competitive industry where the quality, creativity and professionalism of its executives are of utmost importance to the success, profitability and growth of the institution. The underlying philosophy of any effective compensation program must be to retain and recruit top executives who will make significant contributions to the promotion and achievement of the institutional goals, which will ultimately result in enhanced stockholder value. Accordingly, the Corporation has put in place a compensation policy that is designed to recruit, retain and reward key executives who demonstrate the capacity to lead the Corporation in achieving its business objectives.
Objectives
     • Stimulate behavior that will lead to the attainment of the Corporation’s goals.
     • Provide additional short-term and long-term variable compensation to enable implementation of a pay-for-performance package.
     In making their determinations for fiscal year 2005, the Compensation Committee, in accordance with its charter, reviewed the Corporation’s performance as a whole and the performance of the Named Executives in relation to the performance goals that have been set forth. The Compensation Committee also took into consideration the performance of the Corporation in comparison with the performance of other Corporations in the community, as well as the performance of the Corporation in relation to other institutions of similar size and complexity of loan portfolio and other assets. On the basis of their review, the Compensation Committee took the following actions with regard to the Named Executives:
Performance Bonus
     The Executive Compensation Program provides for a performance bonus plan whose purpose is to maximize the efficiency and effectiveness of the operation of the Corporation. The Compensation Committee has designated the CEO and the Executive Vice Presidents of the Corporation as plan participants. The performance bonus is linked to the performance of the Corporation as a whole as well as the achievement of individual goals by each of the Named Executives. Based on the Corporation’s performance and the performance of each of the Named Executives in fiscal year 2005, the Compensation Committee recommended, and on January 24, 2006, the Board of Directors granted, the following performance bonuses to the following Named Executives: Luis M. Beauchamp, Chairman, President and Chief Executive Officer, $850,000; Aurelio Alemán, Chief Operating Officer and Senior Executive Vice President, $600,000; Luis M. Cabrera, Former Chief Investment Officer, Interim Chief Executive Officer and Executive Vice President, $300,000; Dacio Pasarell, Executive Vice President, $175,000; and Randolfo Rivera, Executive Vice President, $400,000.
Long-Term Compensation
     The Executive Compensation Plan also contemplates long-term incentive compensation in the form of stock options under the Corporation’s Stock Option Plan. The Compensation Committee has discretion to select which of the eligible persons will be granted stock options, whether stock appreciation rights will be granted with such options, and generally to determine the terms and conditions of such options in accordance with the provisions of the Stock Option Plan. During fiscal year 2005 the following 10-year options were granted to the Named Executives: Luis M. Beauchamp, Chairman, President and Chief Executive Officer, 76,800; Aurelio Alemán, Chief Operating Officer and Senior Executive Vice President, 72,000; Luis M. Cabrera, Former Chief Investment Officer, Interim Chief Executive Officer and Executive Vice President, 24,000; Dacio Pasarell, Executive Vice President, 20,000; Randolfo Rivera, Executive Vice President, 60,000; Angel Alvarez-Pérez, Former Chairman, Chief Executive Officer and President, 360,000; and Annie Astor-Carbonell, Former Chief Financial Officer and Senior Executive Vice President, 72,000.
Compensation Of Chief Executive Officer
     Mr. Angel Alvarez-Pérez had served as President and Chief Executive Officer of FirstBank since September 1990 and as Chairman, President and CEO of the Corporation since November 1998. During fiscal year 2005, the annual salary of Mr. Alvarez-Pérez was $1,500,000. During fiscal year 2005, Mr. Alvarez-Pérez received 360,000 stock options. Mr. Luis M. Beauchamp has served as President and Chief Executive officer of the Corporation and FirstBank since October 1, 2005. During fiscal year 2005, the annual salary of Mr. Beauchamp was $598,400. On January 24, 2006, the Compensation Committee granted Mr. Beauchamp a cash bonus of $850,000 corresponding to performance in fiscal year 2005. During fiscal year 2005, Mr. Beauchamp received 76,800 stock options. The compensation granted to both Messrs. Alvarez-Pérez and Beauchamp was determined in accordance with the Corporation’s compensation policy described above. In making such determination, the Compensation Committee took into consideration the Corporation’s performance during 2005, including the performance of each CEO and the role of each in the Corporation’s performance, the achievement of goals set for the Corporation, the bonuses historically given to each and the rank of each in relation to his peers.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     None of the current members, nor the members during fiscal year 2005, has served as an officer of, or been an employee of, the Corporation, FirstBank or a subsidiary of the Corporation or of FirstBank.
COMPENSATION OF DIRECTORS
     Outside directors of the Corporation do not receive compensation for service to the Board of Directors of the Corporation; however, they receive compensation for their service to the Board of Directors of FirstBank and its committees and the committee of the Corporation. Outside directors received, for each meeting of the Board of Directors of FirstBank attended during fiscal year 2005, $1,300 from January 1, 2005 until May 24, 2005 and $1,400 after May 24, 2005. Outside directors also received during fiscal year 2005 for attendance at the meetings of (A) the Audit Committee, $950 from January 1, 2005 until May 24, 2005 and $1,050 after May 24, 2005 and, (B) the Credit Committee, Compensation Committee and Nominating Committee, $550 from January 1, 2005 until May 24, 2005 and $650 after May 24, 2005. As part of the Audit Committee’s investigation, certain independent directors of Board of Directors actively engaged in activities related to said investigation. As a result, the Compensation Committee, on September 2, 2005, approved the payment of additional fees in an amount equal to $250 per hour for these independent directors in order to compensate them for the additional work and time incurred by them in said investigation.
     Officers of the Corporation, the Bank or the subsidiaries do not receive fees or other compensation for service on the Board of Directors of the Corporation, the Bank, the subsidiaries or any of their committees.
     The following table sets forth fees paid to outside directors for their attendance at meetings of the Board of Directors of FirstBank and committees during fiscal year 2005, as well as the additional fees paid to the certain independent directors for the additional work and time incurred by them in said investigation:
Board & Committee Meetings and Investigation Fees In 2005

	Board of	Audit	Credit	Compensation		Nominating	Total
Name	Directors	Committee	Committee	Committee	Investigation	Committee	Fees
José Julián Alvarez	$30,050	$22,100			$11,625	—	$63,775
Jorge L. Díaz	$30,300		$7,162	$1,850		—	$39,312
José L. Ferrer-Canals	$28,900	$25,990		$1,850	$2,498	—	$80,688
José Menéndez-Cortada	$30,300		$6,650		$4,185	—	$41,135
Richard Reiss-Huyke	$29,000	$25,850			$54,566	—	$109,406
Fernando Rodríguez- Amaro	$2,800	$2,100				—	$4,900
José Teixidor	$30,300		$5,955	$1,850		—	$38,105
Sharee Ann Umpierre-Catinchi	$26,200		$6,650			—	$32,850
TOTAL:	$207,850	$76,040	$26,417	$5,550		—	$315,857
PERFORMANCE OF FIRST BANCORP COMMON STOCK
     The stock performance graph set forth below compares the cumulative total stockholder return of the Corporation’s common stock from December 31, 2000, to December 31, 2005, with cumulative total return of the S&P 500 Market Index. The S&P 500 Market Index is a broad index that includes a wide variety of issuers and industries representative of a cross section of the market. The S&P Supercomposite Banks Index is a capitalization-weighted index that is composed of 96 members.

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
First BanCorp	$100	$123	$149	$264	$429	$170
S&P500	$100	$88	$69	$88	$98	$103
S&P Supercom Bank Index	$100	$99	$99	$126	$145	$143

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
BENEFICIAL OWNERSHIP OF SECURITIES
     The following sets forth information known to the Corporation as to the persons or entities, which as of January 31, 2007, by themselves or as a group, as the term is defined by section 13(d)(3) of the Securities Exchange Act of 1934, are the beneficial owners of 5% or more of the issued and outstanding common stock of the Corporation in circulation. All information concerning persons who may be beneficial owners of 5% or more of the stock is derived from Schedule 13(D) or 13(G) statements filed and notified to the Corporation.
Beneficial Owners Of 5% Or More

Name and Address	Number of Shares	Percentage

FMR Corp. 82 Devonshire Street Boston, MA 02109	8,072,400[11]	8.67%

Angel Alvarez-Pérez Condominio Plaza Stella Apt.1504 Avenida Magdalena 1362 San Juan, Puerto Rico 00907	7,308,918[12]	7.85%

[11]	Includes 7,994,600 shares beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., as a result of its acting as investment adviser to various investment companies, including, Fidelity Low Priced Stock Fund which owns 7,936,000 of said shares. Also includes 77,800 shares beneficially owned by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp.

[12]	Includes 21,300 shares owned by his spouse.

Beneficial Ownership By Directors Or Nominees
     The following table sets forth information with regard to the total number of shares of the Corporation’s common stock beneficially owned, as of January 31, 2007, by (i) each current member of the Board of Directors, (ii) each nominee to the Board of Directors, (iii) each current executive officer, and (iv) all current directors and executive officers as a group. Information regarding the beneficial ownership by executive officers and directors is derived from information submitted by such executive officers and directors.

Name	Number of Shares[13]	Percentage

Directors:
Luis M. Beauchamp, Chairman, President & CEO	2,231,672[14]	2.37%
Aurelio Alemán, COO & Senior Executive VP	794,000[15]	*
José Teixidor	120,740	*
Jorge L. Díaz	23,660[16]	*
José Ferrer-Canals	500	*
Richard Reiss-Huyke	0	0%
Sharee Ann Umpierre-Catinchi	75,500[17]	*
José Menéndez- Cortada	15,369[18]	*
Fernando Rodríguez-Amaro	5,250	*
Executive Officers:
Fernando Scherrer, CFO & Executive VP	175,000[19]	*
Lawrence Odell, General Counsel, Secretary & Executive VP	175,000[20]	*
Dacio Pasarell, Executive VP	102,000[21]	*
Randolfo Rivera, Executive VP	518,450[22]	*
Emilio Martinó, Chief Credit Officer & Executive VP	68,323[23]	*
Cassan Pancham, Executive VP	113,188[24]	*
Víctor M. Barreras-Pellegrini, Treasurer & Senior VP	70,000[25]	*
Nayda Rivera-Batista, Chief Risk Officer & Senior VP	70,314[26]	*
Pedro Romero, Chief Accounting Officer and Senior VP	35,091[27]	*
James J. Partridge, SVP	21,037[28]	*
Current Directors and Executive Officers as a group	4,614,863	4.79%
*	Represents less than 1%

[13]	The options to purchase shares held by the Directors and Executive Officers cannot be exercised until the Corporation is up to date with all of its securities filings, including the 2006 Form 10-K.

[14]	Includes options, which are exercisable upon grant, to purchase 1,157,600 shares.

[15]	Includes options, which are exercisable upon grant, to purchase 744,000 shares.

[16]	Includes 22,460 shares owned by the spouse of Mr. Díaz to which Mr. Díaz disclaims beneficial ownership.

[17]	Includes 9,000 shares owned jointly with her spouse. Excludes 2,091,070 shares owned by Ms. Umpierre-Catinchi’s father and former director, Angel L. Umpierre, to which Ms. Umpierre-Catinchi disclaims ownership.

[18]	Includes 550 shares owned by Martínez-Alvarez, Menéndez-Cortada & Lefranc Romero, PSC of which Mr. Menéndez-Cortada is an indirect beneficial owner.

[19]	These are options, which are exercisable upon grant, to purchase 175,000 shares.

[20]	These are options, which are exercisable upon grant, to purchase 175,000 shares.

[21]	Includes options, which are exercisable upon grant, to purchase 72,000 shares.

[22]	Includes options, which are exercisable upon grant, to purchase 502,110 shares.

[23]	Includes options, which are exercisable upon grant, to purchase 68,000 shares.

[24]	Includes options, which are exercisable upon grant, to purchase 110,000 shares.

[25]	These are options, which are exercisable upon grant, to purchase 70,000 shares.

[26]	Includes options, which are exercisable upon grant, to purchase 70,000 shares.

[27]	Includes options, which are exercisable upon grant, to purchase 35,000 shares.

[28]	Includes options, which are exercisable upon grant, to purchase 20,000 shares.

Equity Compensation Plan Information
     The following table represents the Equity Compensation Plans approved by security holders as of December 31, 2005:

	Number of	Weighted average	Number of
	securities to be	exercise price of	securities
	issued upon	outstanding	remaining available
	exercise of	options, warrants	for future issuance
	outstanding	and rights	(excluding
	options, warrants		securities
	and rights		reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plan approved by security holders	5,316,410	$13.28	2,031,013

Equity compensation plan not approved by security holders	N/A	N/A	N/A

Total:	5,316,410	$13.28	2,031,013

Item 13.	Certain Relationships and Related Transactions.
BUSINESS TRANSACTIONS BETWEEN FIRSTBANK OR ITS SUBSIDIARIES
AND EXECUTIVE OFFICERS OR DIRECTORS
     During fiscal years 2005 and 2006, directors and officers and persons or entities related to such directors and officers were customers of and had transactions with the Corporation and/or its subsidiaries. All such transactions, except for the ones set forth below, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time they were made for comparable transactions with other persons who are not insiders, and did not either involve more than the normal risk of uncollectibility or present other unfavorable features:
     • Lawrence Odell is a partner at Martínez Odell & Calabria (“MOC”) and the Corporation entered into a Service Agreement, a copy of which is included as an Exhibit to this Form 10-K, with MOC effective as of February 15, 2006 and amended on February 24, 2006 pursuant to which it agreed to pay to MOC $60,000 per month, except for the payment to be made in February 2006 which was for $30,000, as consideration for the services rendered to the Corporation by Lawrence Odell. The Service Agreement has a term of four years unless earlier terminated. The Corporation has also hired MOC to be the corporate and regulatory counsel to it and FirstBank. In 2006, the Corporation paid $1,043,023 to MOC for its legal services and $630,000 to MOC in accordance with the terms of the Service Agreement.
     • Fernando Rodríguez-Amaro is a Managing Partner of RSM ROC & Company (“RSM”). During fiscal year 2005, RSM provided consulting services to the Corporation in the aggregate amount of approximately $93,000. Mr. Rodríguez-Amaro was not involved in the performance of these services and RSM ceased providing services to the Corporation prior to Mr. Rodríguez-Amaro’s appointment as a director in November 2005.
     • Fernando Scherrer was the Managing Partner and Head of Audit and Consulting Practices of Scherrer Hernández & Co. (“Scherrer Hernández”) until July 23, 2006. During fiscal year 2006 up until July 24, Scherrer Hernández provided accounting services to the Corporation in the aggregate amount of $502,972.

Item 14.	Principal Accountant Fees and Services.
     Total fees paid to the external auditors for the years ended December 31, 2004 and 2005, were $851,850 and $7,035,605, respectively, distributed as follows:
     • Audit fees: $828,650 in 2004 for the audit of financial statements and internal control over financial reporting and $7,011,83529 in 2005 for the audit of financial statements, internal control over financial reporting, and internal investigation and restatement of 2004 financial statement.

[29]	$5,361,404 of the $7,011,835 were fees paid with respect to the internal investigation and restatement of the 2004 financial statements. This amount was paid by the Corporation during fiscal years 2005 and 2006.

     • Audit-related fees: $21,500 in 2004 and $21,500 in 2005 audit-related fees, which consisted mainly of the audits of employee benefit plans.
     • Other fees: $1,700 in 2004 and $2,270 in 2005 related to fees paid for access to an accounting and auditing electronic library.
     • Tax fees: none in 2004 and none in 2005.
     The Audit Committee has established controls and procedures that require the pre-approval of all audit, audit-related and permissible non-audit services provided by the independent auditor in order to ensure that the rendering of such services does not impair the auditor’s independence. The Audit Committee may delegate to one or more of its members the authority to pre-approve any audit, audit-related or permissible non-audit services, and the member to whom such delegation was made must report any pre-approval decisions at the next scheduled meeting of the Audit Committee. Under the pre-approval policy, audit services for the Corporation are negotiated annually. In the event that any additional audit services not included in the annual negotiation, audit-related or permissible non-audit services are required by the Corporation, an amendment to the existing engagement letter or an additional proposed engagement letter should be obtained from the auditor and evaluated by the Audit Committee or the member(s) of the Audit Committee with authority to pre-approve auditor services. During 2005 all auditors’ fees were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in Item 8:
- Report of Independent Registered Public Accounting Firm

- Consolidated Statements of Financial Condition at December 31, 2005 and 2004.

- Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2005.

- Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2005.

- Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2005.

- Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2005.

- Notes to the Consolidated Financial Statements.
(a)(2) Financial statement schedules.
     None.
(a)(3) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.
Index to Exhibits:

No.	Exhibit

3.1	Certificate of Incorporation(1)

3.2	By-Laws(1)

4.0	Form of Common Stock Certificate(1)

10.1	FirstBank’s 1987 Stock Option Plan(2)

10.2	FirstBank’s 1997 Stock Option Plan(2)

10.3	Employment Agreements(2)

10.4	Employment agreement Lawrence Odell

10.5	Amendment to employment agreement Lawrence Odell

10.6	Employment agreement Fernando Scherrer

10.7	Services agreement Martinez Odell & Calabria

10.8	Amendment to services agreement Martinez Odell & Calabria

10.9	Separation agreement Fernando Batlle

10.10	Consulting agreement Fernando Batlle

10.11	Contract for purchase of building on Munoz Rivera Avenue

10.12	Employment agreement form

14.1	Code of Ethics for Senior Financial Officers(3)

14.2	Code of Ethics applicable to all employees(3)

14.3	Policy Statement and Standards of Conduct for Members of Board of Directors, Executive Officers and Principal Shareholders(3)

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

99.1	Audit Committee Charter

(1)	Incorporated by reference from Registration statement on Form S-4 filed by the Corporation on April 15, 1998.

(2)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(3)	Incorporated by reference from the Form 10-K for the year ended December 31, 2003 filed by the Corporation on March 15, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIRST BANCORP.

By:	/s/ Luis M. Beauchamp	Date:	02/08/07

Luis M. Beauchamp Chairman President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Luis M. Beauchamp	Date:	02/08/07

Luis M. Beauchamp Chairman President and Chief Executive Officer

/s/ Aurelio Alemán	Date:	02/08/07

Aurelio Alemán Senior Executive Vice President and Chief Operating Officer

/s/ Fernando Scherrer	Date:	02/08/07

Fernando Scherrer, CPA Executive Vice President and Chief Financial Officer

/s/ Fernando Rodríguez-Amaro	Date:	02/08/07

Fernando Rodríguez Amaro, Director

/s/ Richard Reiss-Huyke	Date:	02/08/07

Richard Reiss-Huyke, Director

/s/ Jorge L. Díaz	Date:	02/08/07

Jorge L. Díaz, Director

/s/ Sharee Ann Umpierre-Catinchi	Date:	02/08/07

Sharee Ann Umpierre-Catinchi, Director

/s/ José Teixidor	Date:	02/08/07

José Teixidor, Director

/s/ José L. Ferrer-Canals	Date:	02/08/07

José L. Ferrer-Canals, Director

/s/ José Menéndez-Cortada	Date:	02/08/07

José Menéndez-Cortada, Lead Director

/s/ Pedro Romero	Date:	02/08/07

Pedro Romero, CPA Senior Vice President and Chief Accounting Officer