Form 10-K
period 2006-12-31
FIRST BANCORP /PR/
filed 2007-07-09
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
NONE
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☑ No☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes☐ No☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☑
     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer☑            Accelerated Filer☐            Non-Accelerated Filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2006 (the last day of the registrant’s most recently completed second quarter) was $766,412,000 based on the closing price of $9.30 per share of common stock on the New York Stock Exchange on June 30, 2006 (see Note 1 below).
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

FIRST BANCORP
2006 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
     As a result of the delay in completing First BanCorp’s (or the “Corporation”) amended Annual Report on Form 10-K for the year ended December 31, 2004, which included the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial data for each of the quarters of 2004 and 2003, First BanCorp was unable to timely file with the Securities and Exchange Commission (“SEC”) this Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2006, June 30, 2006, March 31, 2006, September 30, 2005 and June 30, 2005. For information regarding the restatement of First BanCorp’s previously issued financial statements, see the Corporation’s Amendment No. 1 to Annual Report on Form 10-K/A (“Amended 2004 Form 10-K”) for the year ended December 31, 2004, which was filed with the SEC on September 26, 2006. The Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K), was filed with the SEC on February 9, 2007.

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
          First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks associated with the Corporation’s inability to prepare and timely submit regulatory filings;

•	the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes;

•	risks arising from worsening economic conditions in Puerto Rico;

•	risks arising from credit and other risks of lending and investment activities;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with changing the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	risks associated with the ongoing SEC investigation;

•	the completion of the sale of shares of common stock to Bank of Nova Scotia, which is conditioned on, among other things, regulatory approvals;

•	the ability to finalize the settlement of the shareholder litigation;

•	the impact of Doral’s financial condition on its repayment of its outstanding secured loan to FirstBank;

•	risks associated with being subject to the cease and desist order;

•	potential further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
          The Corporation does not undertake, and specifically disclaims any obligation, to update any “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
          Investors should carefully consider these factors and the risk factors outlined under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

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
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2006, the Corporation controlled four wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), FirstBank Insurance Agency, Inc., Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and Ponce General Corporation, Inc. (“Ponce General”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency, PR Finance Group is a domestic corporation and Ponce General is the holding company of a federally chartered stock savings association, FirstBank Florida. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. Within FirstBank, there are two separately regulated businesses: (1) the Virgin Islands operations; and (2) the Miami loan agency. The U.S. Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board, and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank’s loan agency in the State of Florida is regulated by the Office of Financial Regulation of the State of Florida, the Federal Reserve Bank of Atlanta and the Federal Reserve Bank of New York. As of December 31, 2006, the Corporation had total assets of $17.4 billion, total deposits of $11.0 billion and total stockholders’ equity of $1.2 billion.
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
     As of December 31, 2006, FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, fourteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Coral Gables, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing and daily rental company with eight offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with thirty-nine offices in Puerto Rico; First Mortgage, Inc., a residential mortgage loan origination company with thirty five offices in FirstBank branches and at stand alone sites; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had two subsidiaries with operations outside of Puerto Rico; First Insurance Agency VI, Inc., an insurance agency with four offices that sells insurance products in the USVI and First Express, a finance company specializing in the origination of small loans with four offices in the USVI.
Business combinations
     On March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of FirstBank Florida (formerly known as Unibank) and Ponce Realty. The purpose of the acquisition was to build a platform in Florida from which to initiate further expansion into the United States. As of the acquisition date, excluding the effect of purchase accounting entries, Ponce General had approximately $546.2 million in assets, $476.0 million in loans composed mainly of residential and commercial mortgage loans amounting to approximately $425.8 million, commercial and construction loans amounting to approximately $28.2 million, consumer loans amounting to approximately $22.1 million and $439.1 million in deposits. The consideration consisted mainly of payments made to principal and minority shareholders of Ponce General’s outstanding common stock at acquisition date. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $101.9 million. The purchase price resulted in a premium of approximately $36 million that was mainly allocated to core deposit intangibles and goodwill.
     FirstBank Florida is a federally chartered stock savings association which is headquartered in Miami, Florida (USA) and currently is the only operating subsidiary of Ponce General. FirstBank Florida provides a wide range of banking services to individual and corporate customers through its eight branches in Florida (USA).
BUSINESS SEGMENTS
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent the Board of Directors, the operating segments are driven primarily by the legal entities. The Corporation has four reportable segments: Commercial and Corporate Banking, Mortgage Banking, Consumer (Retail) Banking and Treasury and Investments. These segments are described below:
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
Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loans products. Originations are sourced through different channels such as branches and mortgage and real estate brokers, and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the federal agency’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies. Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae and Freddie Mac programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster, simpler and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. From time to time, residential real estate conforming loans are sold to secondary buyers like Fannie Mae and Freddie Mac.
Consumer
     The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. Loans to consumers include auto, credit card and personal loans. Deposit products include checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.
     Consumer lending growth has been mainly driven by auto loan originations. The growth of this portfolio has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to the Corporation’s commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which is the foundation of a successful auto loan generation operation. The Corporation continues to strengthen the commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation and are managed as part of the consumer banking activities.
     Personal loans and, to a lesser extent, marine financing and a small credit card portfolio also contribute to interest income generated on consumer lending. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards.
Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions designed to manage and enhance liquidity. This segment sells funds to the Commercial and Corporate Banking, Mortgage Banking, and Consumer Lending segments to finance their lending activities and purchases funds gathered by those segments.

The interest rates charged or credited by Treasury and Investments are based on market rates.
     For information regarding First BanCorp’s reportable segments, please refer to note 31 “Segment Information” to the Corporation’s financial statements for the year ended December 31, 2006 included in Item 8 of this Form 10-K.
Employees
     As of December 31, 2006, the Corporation and its subsidiaries employed 3,037 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.
SIGNIFICANT EVENTS
Audit Committee Review
     As previously announced on August 1, 2005, the Audit Committee (the “Committee”) of the Corporation determined that it should review the background and accounting for certain mortgage-related transactions that FirstBank had entered into between 1999 and 2005. The Committee retained the law firms of Clifford Chance U.S. LLP and Martínez Odell & Calabria and forensic accountants FTI Consulting Inc. to assist the Committee in its review. Subsequent to the announcement of the review, a number of significant events occurred, including the announcement of the restatement and other events described below. In August 2006, the Committee completed its review and the Corporation filed the Amended 2004 Form 10-K with the SEC on September 26, 2006 and the 2005 Form 10-K on February 9, 2007.
Governmental Action
     SEC
•	On August 23, 2005, the Corporation received a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. The inquiry pertains to, among other things, the accounting for mortgage-related transactions with Doral and R&G during the calendar years 1999 through 2005.

•	On October 21, 2005, the Corporation announced that the SEC issued a formal order of investigation in its ongoing inquiry of the Corporation. The Corporation cooperated with the SEC in connection with the investigation.

•	On September 26, 2006, the Corporation filed with the SEC the Amended 2004 Form 10-K which included restated financial information for the fiscal years 2000 through 2004.

•	First BanCorp has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Corporation’s restatement, and has accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Corporation. Any settlement is subject to the approval of the Commissioners of the SEC. There can be no assurance that the Corporation’s efforts to resolve the SEC’s investigation with respect to the Corporation will be successful, or that the amount accrued will be sufficient, and the Corporation cannot predict at this time the timing or final terms of any settlement.

•	On February 9, 2007, the Corporation filed with the SEC the 2005 Form 10-K.
     Banking Regulators
•	Beginning in the Fall of 2005, the Corporation received inquiries from federal banking regulators regarding the status and impact of the restatement and related safety and soundness concerns.

•	On December 6, 2005, the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“the Commissioner”) determined that the Corporation had exceeded the lending limit requirements of Section 17(a) of the Puerto Rico Banking Law which governs the amount a bank may lend to a single person, group or related entity. The Puerto Rico Banking Law authorizes the Commissioner to determine other components which may be considered for purposes of establishing its lending limit, which components may lay outside the traditional elements mentioned in Section 17. After consideration of other components, the Commissioner authorized the Corporation to retain the secured loans to Doral and R&G as it believed that these loans were secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Puerto Rico Banking Law.

•	On December 7, 2005, the Corporation was advised by the FDIC that the revised classification of the mortgage-related transactions for accounting purposes resulted in such transactions being viewed for regulatory capital purposes as commercial loans to mortgage companies rather than mortgage loans secured by one-to-four family residential properties. As such, these loans must be classified for capital purposes at the 100% level rather than at the 50% level that the Corporation had used. The change in risk weight for these loans, coupled with the losses generated from the inability to use the short-cut method of accounting for the interest rate swaps that hedged the interest rate risk on brokered certificates of deposit and medium-term notes, caused FirstBank to become less than well-capitalized. FirstBank then advised the FDIC that pursuant to regulatory requirements, the revised classification of the mortgage transactions and the correction of the accounting for the interest rate swaps would cause FirstBank to be slightly below the well-capitalized level, within the meaning established by the FDIC. On March 17, 2006, the Corporation announced that FirstBank had returned to the well-capitalized level. The Corporation made a cash contribution to FirstBank in the amount of $110 million which along with the partial payment made by R&G (described below under Business Developments) contributed to the return to a well-capitalized level.

•	In reaction to these earlier events, in February 2006, the Office of Thrift Supervision (“OTS”) imposed restrictions on FirstBank Florida. Under these restrictions, FirstBank Florida cannot make any payments to the Corporation or its affiliates pursuant to a tax-sharing agreement nor can FirstBank Florida employ or receive consultative services from an executive officer of the Corporation or its affiliates without the prior written approval of OTS’ Regional Director. Additionally, FirstBank Florida cannot enter into any agreement to sell loans or any portions of any loans to the Corporation or its affiliates nor can FirstBank Florida make any payment to the Corporation or its affiliates via an intercompany account or arrangement unless pursuant to a pre-existing contractual agreement for services rendered in the normal course of business. Also, FirstBank Florida cannot pay dividends to its parent, Ponce General, a wholly owned subsidiary of First BanCorp, without prior approval from the OTS.

•	On March 17, 2006, the Corporation announced that it had agreed with the Board of Governors of the Federal Reserve System to a cease and desist order issued with the consent of the Corporation (the “Consent Order”). The Consent Order addresses certain concerns of banking regulators relating to the incorrect accounting for and documentation of mortgage-related transactions with Doral and R&G. The Corporation had initially reported those transactions as purchases of mortgage loans when they should have been accounted for as secured loans to the financial institutions because, as a legal matter, they did not constitute “true sales” but rather financing arrangements. The Corporation also announced that FirstBank had entered into a similar agreement with the FDIC and the Commissioner (referred to together with the Consent Orders as the “Consent Orders”). The agreements, signed by all parties involved, did not impose any restrictions on the Corporation’s or FirstBank’s day-to-day banking and lending activities.

The Consent Orders with banking regulators imposed certain restrictions and reporting requirements on the Corporation and FirstBank. Under the Consent Orders, FirstBank may not directly or indirectly enter into, participate in, or in any other manner engage in certain transactions with any affiliate without the prior written approval of the FDIC. The Consent Orders require the Corporation and FirstBank to take various affirmative actions, including engaging an independent consultant to review the mortgage portfolios and prepare a report including findings and recommendations, submitting capital and liquidity contingency plans, providing notice prior to the incurring of additional debt or the restructuring or repurchasing of debt, obtaining approval prior to purchasing or redeeming stock, filing amended regulatory reports upon completion of the restatement of financial statements, and obtaining regulatory approval prior to paying dividends after those payable in March 2006. The requirements of the Consent Orders have been substantially completed and reported to the regulators as required by the Consent Orders.

•	FirstBank received a letter dated May 24, 2006 from the FDIC regarding FirstBank’s failure to file with the FDIC its Part 363 annual report for the fiscal year ended December 31, 2005. On June 12, 2006, FirstBank notified the FDIC that it intended to file an amended 2004 Part 363 annual report and its 2005 Part 363 annual report after the Corporation filed the 2005 Form 10-K with the SEC. On March 31, 2007, the Corporation notified the FDIC that the amended 2004 Part 363 annual report and the 2005 Part 363 annual report were available on the Corporation’s website.

•	On May 31, 2006, the Corporation announced that its subsidiary, FirstBank, received a cash payment from Doral Financial Corporation (“Doral”) of approximately $2.4 billion, substantially reducing the balance in secured commercial loans resulting from the Corporation’s previously-announced revised classification of numerous mortgage-related transactions with Doral. In addition, FirstBank and Doral entered into a sharing agreement with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that previously collateralized the commercial loans, subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages. Given the difficulties that the Corporation’s largest borrowers have had, the Corporation can give no assurance that Doral will continue to repay their secured loans on a timely basis or that the Corporation will continue to be able to accurately assess any risk of loss from the loans to these financial institutions.

•	Subsequent to the effectiveness of the Consent Orders, the Corporation and FirstBank have requested and obtained written approval from the Federal Reserve Board and the FDIC for the payment of dividends by FirstBank to its holding company, and for the payment of dividends by the Corporation to the holders of its preferred stock, common stock and trust preferred stock. The written approvals have been obtained in accordance with requirements of the Consent Orders.

•	On August 29, 2006, the Corporation announced that its subsidiary, FirstBank, consented and agreed to the issuance of a cease and desist order by the FDIC relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (the “BSA Consent Order”). The BSA Consent Order requires FirstBank to take various affirmative actions, including that FirstBank operate with adequate management supervision and Board of Directors’ oversight to prevent any future unsafe or unsound banking practices or violations of law or regulation on BSA related matters; implement systems of internal controls, independent testing and training programs to ensure full compliance with BSA and laws and regulations enforced by the Office of Foreign Assets Control (“OFAC”); designate a BSA and OFAC Officer, and amend existing policies, procedures and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; engage independent consultants to review account and transaction activity from June 1, 2005 to the effective date of the Order and to conduct a comprehensive review of FirstBank’s actions to implement the BSA Consent Order in order to assess the effectiveness of the policies, procedures and processes adopted by FirstBank; and appoint a compliance committee of the Board of Directors. Since the beginning of 2006, FirstBank has been refining core areas of its risk management and compliance systems, and beginning prior to this BSA Order, has instituted a significant number of measures required by the BSA Consent Order.

•	On February 15, 2007, the Corporation entered into a mortgage payment agreement with R&G Financial Corporation (“R&G”) under which R&G paid down $50 million of the outstanding commercial loan with FirstBank resulting in a remaining balance of $271 million which the parties agreed to re-document as a secured loan. The agreement will enable the Corporation and FirstBank to fulfill the remaining requirement of the previously announced Consent Orders with banking regulators relating to the mortgage-related transactions that the Corporation recharacterized for accounting and legal purposes as commercial loans secured by the mortgage loans and pass-through trust certificates. In addition, various agreements that were executed for approximately $218 million of commercial loans secured by trust certificates were amended to allow both FirstBank and R&G Crown to treat these transactions as “true sale” for accounting and legal purposes, as such, these commercial loans secured by trust certificates were transferred to available-for-sale securities.
New York Stock Exchange Listing
•	On March 19, 2007, the Corporation received a letter from the New York Stock Exchange (“NYSE”) advising that the procedures in Section 802.01E of the Listed Company Manual are applicable to the Corporation as a result of the fact that it did not file with the Securities and Exchange Commission (the “SEC”) the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”) by March 1, 2007, the date on which it was required to have been filed under Section 13 of the Securities Exchange Act of 1934. Among other things, the NYSE advised the Corporation that it will post the Corporation’s 2006 10-K to the annual late filers list on the Listing Standards Filing Status page on the NYSE’s website on March 22, 2007. The NYSE also advised the Corporation that, pursuant to Section 802.01E of the Listed Company Manual, the NYSE is closely monitoring the status of the Corporation’s late filing and, if the Corporation does not file the 2006 10-K within six months of the March 1, 2007 due date, the NYSE will determine whether to allow the Corporation’s securities to trade for up to an additional six months or to commence suspension and delisting procedures. With the filing of this 2006 10-K, the Corporation has complied with the six-month period provided for by Section 802.01E.
Recent Puerto Rico Legislation
•	Act 41 of August 1, 2005 imposed a temporary additional tax of 2.5% on taxable income of all corporations operating in Puerto Rico. This temporary tax effectively increased the statutory tax rate from 39% to 41.5%. Act 41 is effective for taxable years commencing after December 31, 2004 and ended on or before December 31, 2006, and therefore is effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005. As of January 1, 2007 the statutory tax rate decreased to 39%.

•	Act 89 of May 13, 2006 imposed a 2% additional income tax on income subject to regular taxes for all Puerto Rico corporations operating pursuant to Act 55 of 1933. Act 89 was effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006 and, therefore, increased the statutory tax for the 2006 taxable year to 43.5%. The statutory tax reverted to 39% for taxable years commencing after December 31, 2006.

•	On December 22, 2006, Law No. 283 was approved, amending Section 27 of Law No. 55 of May 12, 1933, as amended. This law clarifies the process for the determination of loan losses by financial institutions in the Commonwealth of Puerto Rico, stipulating that accrued interest on loans past due 90 days or more should be excluded from income, except on loans collateralized by mortgages, where interest past due not exceeding one year could be included as part of income given proper disclosure of the fact that they have not been collected. It also requires that loans past due 365 days for which no interest was collected during the periods be charged to losses, except for collateralized loans and loans under legal collection efforts, which will be charged to losses up to their net realizable value.

Private Litigation
•	Following the announcement of the Audit Committee’s review, the Corporation and certain of its current and former officers and directors were named as defendants in five (5) separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations”. Based on available evidence and discussions with the lead plaintiff, the Corporation accrued $74.25 million in the 2005 financial statements for a possible settlement of the class action. Subsequently, in 2007, the Corporation reached an agreement in principle and signed a memorandum of understanding with the lead plaintiff. The agreement specified a payment of $74.25 million by the Corporation and is subject to approval by the United States District Court for the District of Puerto Rico.

•	Between November 8, 2005 and March 7, 2006, several shareholders of the Corporation commenced five separate derivative actions against certain current and former executive officers and directors of the Corporation. In these actions, the Corporation was included as a nominal defendant. These actions were filed pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and alleged, among other things, a breach of fiduciary duty on behalf of the defendants. All shareholder derivative actions were consolidated into one case named “In Re: First BanCorp Derivative Litigation”, which was dismissed on November 30, 2006 before the U.S. District Court for the District of Puerto Rico.
Restatement
•	On October 21, 2005, December 13, 2005, and March 17, 2006, the Corporation announced that it had concluded that the mortgage-related transactions that FirstBank entered into with Doral and R&G since 1999 did not qualify as “true sales” for accounting purposes. As a consequence, the Corporation announced on December 13, 2005 that management, with the concurrence of the Board of Directors, determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. In addition, the Corporation announced that it would also restate its financial statements to correct the accounting treatment used for certain interest rate swaps it accounted for as hedges using the short-cut method.

•	On September 26, 2006, the Corporation filed with the SEC the Amended 2004 Form 10-K for the fiscal year ended December 31, 2004, which includes restated financial information for the fiscal years 2000 through 2004.

•	On February 9, 2007, the Corporation filed with the SEC the 2005 Form 10-K for the fiscal year ended December 31, 2005, which reported certain restated financial information for the quarter ended March 31, 2005 and corrected financial information previously announced for the quarter ended June 30, 2005.
Corporate Governance Changes
     Changes in Senior Management
•	In September 2005, following the announcement of the Audit Committee’s review, the Corporation implemented changes to its senior management. Specifically, the Board of Directors asked for the resignation of Angel Alvarez-Pérez, then President, Chief Executive Officer and Chairman of the Board (the “Former CEO”), Annie Astor-Carbonell, then Chief Financial Officer and a Director on the Board (the “Former CFO”), and Carmen Szendrey-Ramos, then General Counsel and Secretary of the Board (the “Former GC”). On September 30, 2005, the Corporation announced that the Former CEO had resigned from his management positions and that the Former CFO had resigned from her position as CFO. In October 2005, the Corporation terminated the Former GC.

•	On September 30, 2005, the Board of Directors made the following appointments: Luis M. Beauchamp to serve as President and CEO of the Corporation; Aurelio Alemán to serve as Chief Operating Officer (“COO”) and Senior Executive Vice President; and Luis Cabrera-Marín to serve, on an interim basis, as CFO of the Corporation.

•	On February 22, 2006, the Corporation announced the retention of Lawrence Odell as Executive Vice President and General Counsel of the Corporation and its subsidiary, FirstBank.

•	On July 18, 2006, the Corporation’s Board of Directors appointed Fernando Scherrer as Executive Vice President and Chief Financial Officer of the Corporation, effective July 24, 2006. Mr. Scherrer had been working with the Corporation since October 2005 as a consultant in its reassessment of accounting issues and preparation of restated financial statements and on other consulting matters.

     Changes in Board Structure
•	On September 30, 2005, the Corporation announced that the Former CEO would retire from his positions as Chairman of the Board of Directors and as a Director of the Corporation effective December 31, 2005. Additionally, effective September 30, 2005, the Former CFO resigned from her position as a Director of the Corporation.

•	On September 30, 2005, the Board of Directors of the Corporation elected Luis Beauchamp and Aurelio Alemán as Directors.

•	On November 28, 2005, the Corporation announced that the Board of Directors elected Fernando Rodríguez-Amaro as a Director and as an additional financial expert to serve on the Audit Committee. Thereafter, he was appointed Chairman of the Audit Committee effective January 1, 2006. In addition, the Board of Directors appointed José Menéndez-Cortada as Independent Lead Director effective February 15, 2006.

•	On March 28, 2006, José Julián Alvarez, 72, informed the Corporation that he would resign from his position as director of the Corporation, effective March 31, 2006. Mr. Alvarez’s term as a director would have expired at the 2006 Annual Meeting of Stockholders and, given the Corporation’s retirement policy for the Board of Directors, Mr. Alvarez would not have been eligible for reelection.
     Change in By-Laws
•	On March 14, 2006, the Board of Directors of the Corporation approved an amendment to the Corporation’s By-Laws. As amended, Section 2 of Article I of the By-Laws provides that the Board of Directors will set a date and time for the annual meeting of stockholders in circumstances that do not permit the meeting to occur within 120 days after the Corporation’s fiscal year end due to the Corporation’s inability to issue its annual report with audited financial statements. In such event, the Board will set such date and time within a reasonable period after the Corporation submits an annual report with audited financial statements to stockholders. Prior to adoption of this amendment, Section 2 of Article I did not provide that the Board of Directors could set the date and time of the annual meeting. The amendment was effective upon approval by the Board.
Business Developments
•	On March 13, 2005, the Corporation announced the closing of its acquisition of Ponce General Corporation, a Delaware corporation, and its subsidiaries, Unibank, a federal savings and loan association, and Ponce Realty Corporation, a Delaware corporation with real estate holdings in Florida. Unibank, headquartered in Miami, Florida, had 11 financial service facilities located in the Miami/Dade, Broward, Orange and Osceola counties of Florida. The Corporation subsequently changed the name of Unibank to FirstBank Florida.

•	During 2005, the major rating agencies downgraded the Corporation’s and FirstBank’s ratings in a series of actions. On October 24, 2005 Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A., lowered the Corporation’s long-term senior debt rating from BBB- to BB and placed the rating on Rating Watch Negative. Standard & Poors, a division of the McGraw Hill Companies, Inc., lowered the long-term senior debt and counterparty rating of FirstBank from BBB- to BB+ and placed the rating on Credit Watch Negative on December 13, 2005. On October 2005, Moody’s Investor Service lowered FirstBank’s long-term senior debt rating from Baa3 to Ba1 and placed the rating on negative outlook.

•	On March 17, 2006, the Corporation announced that, in the fourth quarter of 2005, R&G made a partial payment on its secured loan of $137 million, which released capital allocated to the loans secured by the mortgage loans to R&G, and that First BanCorp made a capital contribution to FirstBank of $110 million at the end of 2005.

•	On May 31, 2006, the Corporation announced that its subsidiary, FirstBank, received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance in secured commercial loans resulting from the Corporation’s previously-announced revised classification of numerous mortgage-related transactions with Doral. In addition, FirstBank and Doral entered into a sharing agreement with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that previously collateralized the commercial loans. In connection with this sharing agreement the Corporation recorded a net loss of $10.6 million in 2006. Given the difficulties that the Corporation’s largest borrowers have had, the Corporation can give no assurance that Doral will continue to repay their secured loans on a timely basis or that the Corporation will continue to be able to accurately assess any risk of loss from the loans to these financial institutions.

•	On February 15, 2007, the Corporation agreed to issue 10% of its outstanding common stock at a price of $10.25 per share to the Bank of Nova Scotia (“Scotiabank”) in a private placement. Based upon the number of shares outstanding on February 15, 2007, the Corporation would issue approximately 9.250 million shares of its common stock to Scotiabank for a total purchase price of $94.8 million. The valuation reflects a premium of approximately 5% over the volume weighted-average closing share price over the 30-trading day period ending January 30, 2007. The issuance of common stock to Scotiabank is subject to regulatory approval.

•	On February 15, 2007, the Corporation entered into a mortgage payment agreement with R&G under which R&G paid down $50 million of the outstanding commercial loan with FirstBank resulting in a remaining balance of $271 million which the parties agreed to re-document as a secured loan. The agreement will enable the Corporation and FirstBank to fulfill the remaining requirement of the previously announced Consent Orders with banking regulators relating to the mortgage-related transactions with R&G that the Corporation recharacterized for accounting and legal purposes as commercial loans secured by the mortgage loans and pass-through trust certificates. In addition, various agreements that were executed for approximately $218 million of commercial loans secured by trust certificates were amended to allow both FirstBank and R&G Crown to treat these transactions as “true sale” for accounting and legal purposes, as such, these commercial loans secured by trust certificates were transferred to available-for-sale securities.
Disclosure Controls and Procedures and Internal Control over Financial Reporting
•	Over the course of the Corporation’s restatement of its financial statements for periods between January 1, 2000 and December 31, 2004, the Corporation’s management identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2004 and 2005. The Corporation took a number of significant actions to remedy the material weaknesses in its internal controls identified in 2004 and 2005. The Corporation developed and implemented a plan for remedying all of the identified material weaknesses. In addition, as part of this remediation program, the Corporation has added skilled resources to improve controls and increase the reliability of the financial reporting process. As a result, First BanCorp’s management concluded that its internal controls over financial reporting were effective as of December 31, 2006 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     Certain of these and other subsequent events were addressed in the Corporation’s Current Reports on Form 8-K filed with the SEC.
WEBSITE ACCESS TO REPORT
     The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge on or through our internet website at www.firstbankpr.com, (“Sobre nosotros” section, SEC Filings link), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.
     The Corporation also makes available the Corporation’s corporate governance standards, the charters of the audit, compensation and benefits, corporate governance and nominating committees and the codes mentioned below, free of charge on or through our internet website at www.firstbankpr.com (“Sobre nosotros,” Governance Documents link):
•	Code of Ethics for Senior Financial Officers

•	Code of Ethics applicable to all employees

•	Independence Principles for Directors
     The corporate governance standards, and the aforementioned charters and codes may also be obtained free of charge by request to Mr. Lawrence Odell, Executive Vice President and General Counsel, PO Box 9146, San Juan, Puerto Rico 00908.
     As previously announced on December 13, 2005, First BanCorp determined that previously filed interim unaudited and annual audited financial statements should no longer be relied upon and that it needed to restate previously issued financial statements. The Corporation restated financial information for the periods from January 1, 2000 through December 31, 2004. Other than the Annual Report on Amended 2004 Form 10-K, the Corporation has not amended any of its previously filed reports. The consolidated financial statements and other financial information in First BanCorp’s previously filed reports for the dates and periods referred to above, other than the Amended 2004 Form 10-K, including Form 10-Q for the quarter ended March 31, 2005, should no longer be relied upon.
     The public may read and copy any materials First BanCorp files with the SEC at the SEC’s Public Reference Room at 100 F

Street, NE, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at its website (www.sec.gov ).
MARKET AREA AND COMPETITION
     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2006, the Corporation also had a presence through its subsidiaries in the United States and British Virgin Islands and through its loan agency in Coral Gables, Florida. Through the acquisition of Ponce General Corporation, FirstBank has established a presence in Florida with the plan of future expansion into the United States market. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.
     Competitors include other banks, insurance companies, mortgage banking companies, small loan companies, automobile financing companies, leasing companies, vehicle rental companies, brokerage firms with retail operations, and credit unions in Puerto Rico, the Virgin Islands and the state of Florida. The Corporation’s businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers, and industries served.
     The Corporation’s ability to compete effectively depends on the relative performance of its products, the degree to which the features of its products appeal to customers, and the extent to which the Corporation meets clients’ needs and expectations. The Corporation’s ability to compete also depends on its ability to attract and retain professional and other personnel, and on its reputation.
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
SUPERVISION AND REGULATION
     On March 17, 2006, the Corporation announced that the Corporation and FirstBank consented to cease and desist orders with the Federal Reserve Board and the FDIC. For more information regarding these orders, see “Significant Events – Governmental Action, Banking Regulatory Matters.”
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
     A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the businesses of banking or managing or controlling banks. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any corporation if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the corporation in question are so closely related to the businesses of banking or managing or controlling banks as to be a proper incident thereto.
     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2006, FirstBank and FirstBank Florida were the only depository institution subsidiaries of the Corporation.
     The Gramm-Leach-Bliley Act revised and expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The Gramm-Leach-Bliley Act requires that a bank holding company that elects to become a financial holding company, to file a written declaration with the appropriate Federal Reserve Bank and comply with the following (and such compliance must continue while the entity is treated as a financial holding company): (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well-capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well-managed as of the date the bank holding company files the election. All insured depository institutions controlled by the bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the depository institution’s most recent examination. In April 2000, the Corporation filed an election with the Federal Reserve Board and became a financial holding company.
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
     Under SOA, longer prison terms may apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a corporation or its officers is extended; and bonuses issued to top executives prior to restatement of a corporation’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to corporations’ executives (other than loans by financial institutions permitted by federal rules or regulations) are prohibited. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose certain material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a corporation’s securities must file such reports within two business days of the change.
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
     SOA also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report on Form 10-K. The law also requires the corporation’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the corporation’s internal controls and on the effectiveness of internal controls over financial reporting. Since the 2004 Annual Report on Form 10-K, the Corporation has been required to include management’s assessment regarding the effectiveness of the Corporation’s internal control structure and procedures over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. The reports on internal control over financial reporting issued by management and the independent registered public accounting firm were filed as part of the Annual Report on each respective Form 10-K. The Corporation took a number of significant actions to remedy the material weaknesses in its internal controls identified in 2005 and 2004. The Corporation developed and implemented a plan for remedying all of the identified material weaknesses. As part of the remediation program, the Corporation added skilled resources to improve controls and increase the reliability of the financial closing process. As a result, First BanCorp’s management concluded that its internal control over financial reporting was effective as of December 31, 2006 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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
     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institutions. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the USA Patriot Act and U.S. Treasury Department regulations. See “Significant Events – Governmental Action and Banking Regulators” for information regarding recent issues relating to compliance with the Bank Secrecy Act.
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

     State Chartered Non-Member Bank; Federal Savings Bank; Banking Laws and Regulations in General
     FirstBank is subject to extensive regulation and examination by the Commissioner and the FDIC, and is subject to certain requirements established by the Federal Reserve Board. FirstBank Florida is a federally regulated savings bank subject to extensive regulation and examination by the OTS, and subject to certain Federal Reserve regulations. The federal and state laws and regulations which are applicable to banks and savings banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks, thrifts and bank holding companies, including FirstBank, FirstBank Florida and the Corporation. However, management is not aware of any current proposals by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of FirstBank, FirstBank Florida or the Corporation.
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
     There are periodic examinations by the Commissioner and the FDIC of FirstBank and by the OTS of FirstBank Florida to test each bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.
     For a discussion of bank regulatory actions relating to FirstBank and FirstBank Florida, see the discussion under “Significant Events – Governmental Action-Banking Regulators.”
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
     As of December 31, 2006, the principal source of funds for the Corporation is dividends declared and paid by its subsidiary, FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.
     In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.
     In addition, the Consent Orders impose certain restrictions on dividend payments. FirstBank, the insured institution, may not declare or pay dividends or any other form of payment representing a reduction in capital without the prior written approval of the FDIC. The FDIC will approve a dividend or any other form of payment representing a reduction in capital provided that the FDIC determines that such dividend or payment will not have an unacceptable impact on FirstBank’s capital position, cash flow, concentrations of credit, asset quality and allowance for loan and lease loss needs. Also, the Corporation may not pay dividends or other payments without the permission of the Federal Reserve Bank. The FDIC and the Federal Reserve Bank have approved all requests for approval of dividend declarations since the Corporation and FirstBank agreed to the Consent Orders.
     Limitations on Transactions with Affiliates and Insiders
     Certain transactions between financial institutions such as FirstBank and FirstBank Florida and affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and by Regulation W. An affiliate of a financial institution is any corporation or entity, that controls, is controlled by, or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent bank holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such financial institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such financial institution’s capital stock and surplus and (ii) require that all “covered transactions” be on terms substantially the same, or at least as favorable to the financial institution or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
     The Gramm-Leach-Bliley Act requires that financial subsidiaries of banks be treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but (i) the 10% capital limitation on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) notwithstanding other provisions in Sections 23A and 23B, the investment by the bank in the financial subsidiary does not include retained earnings of the financial subsidiary. The Gramm-Leach-Bliley Act provides that: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; and (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.
     The Federal Reserve Board has adopted Regulation W which interprets the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributable to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
     In addition, Sections 22(h) and (g) of the Federal Reserve Act, implemented through Regulation O, place restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer, a greater than 10% stockholder of a financial institution, and certain related interests of these, may not exceed, together with all other outstanding loans to such persons and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers. On December 6, 2006, the Federal Reserve Board announced the approval of, and invited public consent on, an interim rule amending Regulation O that will eliminate several statutory reporting and disclosure requirements relating to insider lending. The interim rule does not alter the substantial restrictions on loans by insured depository institutions to their insiders.
     The Consent Orders with the banking regulators imposed some additional restrictions and reporting requirements on the Corporation and FirstBank. Under its Consent Order with the FDIC, FirstBank must not, directly or indirectly, enter into, or participate, or in any other manner engage in any of the following transactions with any affiliate without the prior written approval of the FDIC: (i) a loan or extension of credit to the affiliate; (ii) a purchase of or an investment in securities issued by the affiliate; (iii) a purchase of assets, including assets subject to an agreement to repurchase, from the affiliate; (iv) the acceptance of securities issued by the affiliate as collateral security for a loan or extension of credit to any person or company; (v) the issuance of a guarantee, acceptance, or letter of credit, including an endorsement or standby letter of credit, on behalf of an affiliate; (vi) the sale of securities or other assets to an affiliate, including assets subject to an agreement to repurchase; (vii) the payment of money or furnishing of services to an affiliate under contract, lease or otherwise; (viii) any transaction in which an affiliate acts as agent or broker or receives a fee for its services to FirstBank; and (ix) any transaction or series of transactions with a third party if an affiliate has a financial interest in the third party, or an affiliate is a participant in such transaction or series of transactions. Under its Consent Order with the Federal Reserve Board, the Corporation must report all covered transactions and not engage in insider transactions without the prior written approval of the Federal Reserve Board.
     In February 2006, the OTS imposed restrictions on FirstBank Florida, formerly Unibank, a subsidiary acquired by First BanCorp in March 2005. Under these restrictions, FirstBank Florida cannot make any payments to the Corporation or its affiliates pursuant to a tax-sharing agreement nor can the bank employ or receive consultative services from an executive officer of the Corporation or its affiliates without the prior written approval of the OTS Regional Director. Additionally, FirstBank Florida cannot enter into any agreement to sell loans or any portions of any loans to the Corporation or its affiliates nor can the bank make any payment to the Corporation or its affiliates via an intercompany account or arrangement unless pursuant to a pre-existing contractual agreement for services rendered in the normal course of business.
     Federal Reserve Board Capital Requirements
     The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock that may be included as Tier I capital, less goodwill and, with certain exceptions, other intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock that is not eligible to be included as Tier I capital term subordinated debt and intermediate-term preferred stock and, subject to limitations, allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets, which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2006, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.
     The federal banking agencies are currently analyzing regulatory capital requirements as part of an effort to implement the Basel Committee on Banking Supervision new capital adequacy framework for large, internationally active banking organizations (Basel II), as well as to update their risk-based capital standards to enhance the risk-sensitivity of the capital charges, to reflect changes in accounting standards and financial markets, and to address competitive equity questions that may be raised by U.S. implementation of the Basel II framework. Accordingly, the federal agencies, including the Federal Reserve Board and the FDIC, are considering several revisions to regulations issued in response to an earlier set of standards published by the Basel Committee in 1988 (Basel I). On September 25, 2006, the banking agencies proposed in a notice of proposal a new risk-based capital adequacy framework under Basel II. The framework is intended to produce risk-based capital requirements that are more risk-sensitive than the existing risk-based capital rules. On February 15, 2007, U.S. banking agencies released proposed supervisory guidance to accompany the September Basel II notice of proposed rulemaking. The guidance includes standards to promote safety and soundness and to encourage the comparability of regulatory capital measures across banks.
     FDIC Risk-Based Assessment System
     Under a new rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC will place each institution that it insures in one of four risk categories using a two-step process based first on capital ratios and then on other relevant information (the supervisory group assignment). Beginning in 2007, FDIC insurance premium rates will range between 5 and 43 cents per $100 in accessible deposits. The Corporation has available an FDIC credit to offset future assessments. Once the credit is fully utilized, significant increases in the insurance assessments of the bank subsidiaries will increase our costs.

     FDIC Capital Requirements
     The FDIC has promulgated regulations and a statement of policy regarding the capital adequacy of state-chartered non-member banks like FirstBank. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above. In addition, FirstBank Florida must comply with similar capital requirements adopted by the OTS.
     The regulators require that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, weights used (ranging from 0% to 100%) are based on the risks inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed below under the 3.0% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, generally, allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.
     The FDIC’s and OTS’ capital regulations establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks from 4.0% to 5.0% or more. Under these regulations, the highest-rated banks are those that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings and, in general, are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.
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
     Failure to meet capital guidelines could subject an insured bank to a variety of prompt corrective actions and enforcement remedies under the FDIA (as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Riegle Community Development and Regulatory Improvement Act of 1994), including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and certain restrictions on its business. In general terms, undercapitalized depository institutions are prohibited from making any capital distributions (including dividends), are subject to restrictions on borrowing from the Federal Reserve System, are subject to growth limitations and are required to submit capital restoration plans.
     As of December 31, 2006, FirstBank and FirstBank Florida were well-capitalized. A bank’s capital category, as determined by applying the prompt corrective action provisions of law, however, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations.
     Set forth below are the Corporation’s, FirstBank’s and FirstBank Florida’s capital ratios as of December 31, 2006, based on Federal Reserve and FDIC guidelines.

	First BanCorp Banking Subsidiary
				Well-
			FirstBank	Capitalized
	First BanCorp	FirstBank	Florida	Minimum
Total capital (Total capital to risk-weighted assets)	12.46%	12.25%	11.35%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.27%	11.02%	10.96%	6.00%
Leverage ratio	7.97%	7.76%	8.10%	5.00%
     The Consent Orders entered into with banking regulators required the Corporation and FirstBank Puerto Rico to submit a capital plan to ensure that an adequate capital position is maintained by both FirstBank and the Corporation in light of the reclassification of the mortgage-related transactions as secured loans. The capital plan was submitted to regulators in May 2005.
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
     Ownership and Control
     Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, First Bancorp, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The FDIC’s and OTS’ regulations implementing the CBCA are generally similar to those described above.
     The Puerto Rico Banking Law requires the approval of the Commissioner for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law.”
     Cross-Guarantees
     Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions liable to the FDIC, and any obligations of that bank to its parent corporation are subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. FirstBank and FirstBank Florida are currently the only FDIC-insured depository institutions controlled by the Corporation and therefore subject to this guaranty provision.
     Standards for Safety and Soundness
     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. For additional information, see the discussion under “Significant Events – Governmental Action, Banking Regulators.”
     Brokered Deposits
     FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2006, FirstBank was a well-capitalized institution and was therefore not subject to any limitations on brokered deposits.
     Puerto Rico Banking Law
     As a commercial bank organized under the laws of the Commonwealth, FirstBank is subject to supervision, examination and regulation by the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“Commissioner”) pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”). The Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, lending limitations, capital requirements, investment requirements and other aspects of FirstBank and its affairs. In addition, the Commissioner is given extensive rule-making power and administrative discretion under the Banking Law.
     The Banking Law authorizes Puerto Rico commercial banks to conduct certain financial and related activities directly or through subsidiaries, including the leasing of personal property and the operation of a small loan corporation.
     The Banking Law requires every bank to maintain a legal reserve which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal), that are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico that are to be presented for collection during the day following the day on which they are received, (3) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreements to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time.
     The Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico. The Corporation’s restatement of previously issued financial statements (Form 10-K/A 2004) due to, among other corrections, the revised classification of mortgage-related transactions as secured commercial loans to local financial institutions caused the transactions to be treated as two secured commercial loans, which were in excess of lending limits imposed by the Banking Law. FirstBank received a ruling from the Commissioner that results in FirstBank being considered in continued compliance with the loan to one borrower limitation. The Puerto Rico Banking Law authorizes the Commissioner to determine other components which may be considered for purposes of establishing its lending limit, which components may lay outside the traditional elements mentioned in Section 17. After consideration of other components, the Commissioner authorized the Corporation to retain the secured loans to Doral and R&G as it believed that these loans were secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Puerto Rico Banking Law.
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
     The Banking Law requires that Puerto Rico commercial banks prepare each year a balance summary of their operations, and submit such balance summary for approval at a regular meeting of stockholders, together with an explanatory report thereon. The Banking Law also requires that at least ten percent (10%) of the yearly net income of a Puerto Rico commercial bank be credited annually to a reserve fund. This credit is required to be done every year until such reserve fund shall be equal to the total paid-in-capital of the bank.
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
     Pursuant to the IBE Act and the IBE Regulations, each of First BanCorp IBE, FirstBank IBE and FirstBank Overseas Corporation must maintain books and records of all its transactions in the ordinary course of business. First BanCorp IBE, FirstBank IBE and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.
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
     The Corporation has maintained an effective tax rate lower than the maximum statutory tax rate of 43.5% (39% plus a 2.5% temporary tax and a 2% additional tax) as of December 31, 2006, mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with income from the international banking entity (IBE) units of the Corporation and the Bank and by the Bank’s subsidiary, FirstBank Overseas Corporation. The IBE, and FirstBank Overseas Corporation were created under the IBE Act, which provides for Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Pursuant to the provisions of Act No. 13 of January 8, 2004, the IBE Act was amended to impose income tax at regular rates on IBEs that operate as units of a bank, to the extent that the IBEs net income exceeds 40% of the bank’s total net taxable income (including net income generated by the IBE unit) for the taxable year that commenced on July 1, 2003, 30% for the taxable year that commenced on July 1, 2004 and 20% for taxable years commencing in July 1, 2005, and thereafter. These amendments apply only to IBEs that operate as units of a bank; they do not impose income tax on an IBE that operates as a subsidiary of a bank.
     Act 41 of August 1, 2005 amended the Puerto Rico Internal Revenue Code by imposing a temporary additional tax of 2.5% on net taxable income for all corporations. This temporary tax effectively increased the statutory tax rate from 39% to 41.5%. The Act became effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006 and therefore is effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005.
     Act 89 of May 13, 2006 amended the Puerto Rico Internal Revenue Code by imposing a 2% additional income tax on income subject to regular taxes of all corporations operating pursuant to Act 55 of 1933 (The Puerto Rico Banking Act). Act 89 will be effective for the taxable year commencing after December 31, 2005 and on or before December 31, 2006 and therefore, increased the statutory tax for the 2006 taxable year to 43.5%. The statutory tax will revert to 39% for taxable years commencing after December 31, 2006.
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
     Community Reinvestment
     Under the Community Reinvestment Act (“CRA”), federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low- and moderate-income residents, consistent with their safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and take such record and rating into account in their evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank and FirstBank Florida received a “satisfactory” CRA rating in their most recent examinations by the FDIC.
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
     On December 22, 2006, Law No. 283 was approved, amending Section 27 of Law No. 55 of May 12, 1933, as amended. This law clarifies the process for the determination of loan losses by financial institutions in the Commonwealth of Puerto Rico, stipulating that accrued interest on loans past due 90 days or more should be excluded from income, except on loans collateralized by mortgages, where interest past due not exceeding one year could be included as part of income given proper disclosure of the fact that they have not been collected. It also requires that loans past due 365 days for which no interest was collected during the periods be charged to losses, except for collateralized loans and loans under legal collection efforts, which will be charged to losses up to their net realizable value.

Item 1A. Risk Factors
     Certain risk factors that may affect the Corporation’s future results of operations are discussed below.
Risks Relating to the 2004 Restatement Process
     First BanCorp is subject to the ongoing regulatory investigation by the SEC
     On August 25, 2005, the Corporation announced the receipt of a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry of, among other things, the Corporation’s accounting for mortgage loans purchased by the Corporation from two other financial institutions during the calendar years 1999 through 2004. On October 21, 2005, the Corporation announced that the SEC had issued a formal order of investigation into the accounting for the mortgage–related transactions with Doral and R&G.
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
     Settlement of pending litigation may not be approved
     As a consequence of the accounting review and restatement, the Corporation is subject to pending class-action proceedings (refer to “Significant Events” above). Following the announcement of the Audit Committee’s review, the Corporation and certain of its officers and directors and former officers and directors were named as defendants in five separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. All securities class actions were consolidated into one case named “In Re: First BanCorp Securities Litigations”. During the first quarter of 2007, the Corporation reached an agreement in principle and signed a memorandum of understanding to settle all claims with the lead plaintiffs in the shareholder class action. Under the terms of the settlement, which is subject to final approval by the United States District Court for the District of Puerto Rico, First BanCorp will pay the plaintiffs $74.25 million. The Corporation accrued $74.25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement. No assurance can be given that the Court will approve the settlement.
     Banking regulators could take adverse action against the Corporation or its banking subsidiaries as a result of the Consent Orders
     The Corporation is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The Corporation is a bank holding company that qualifies as a financial holding corporation. As such, the Corporation is permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. To continue to qualify as a financial holding corporation, each of the Corporation’s banking subsidiaries must continue to qualify as “well-capitalized” and “well-managed.” As of December 31, 2006, the Corporation and its banking subsidiaries continue to satisfy all applicable capital guidelines. This, however, does not prevent banking regulators from taking adverse actions against the Corporation or its banking subsidiaries as a result of the Consent Orders or related internal control matters. If the Corporation were not to continue to qualify as a financial holding corporation, it might be required to discontinue certain activities and may be prohibited from engaging in new activities without prior regulatory approval.
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
     Downgrades in the Corporation’s credit ratings could potentially increase the cost of borrowing funds
     Following the Corporation’s announcement on October 21, 2005 that the SEC had issued a formal order of investigation, the major rating agencies downgraded the Corporation’s and FirstBank’s ratings in a series of actions. Fitch Ratings, Ltd. lowered the Corporation’s long-term senior debt rating from BBB- to BB and placed the rating on Rating Watch Negative. Standard & Poors lowered the long-term senior debt and counterparty rating of FirstBank from BBB- to BB+ and placed the rating on Credit Watch Negative. Moody’s Investor Service lowered FirstBank’s long-term senior debt rating from Baa3 to

Ba1 and placed the rating on negative outlook. These or further downgrades may adversely affect the Corporation’s and FirstBank’s ability to access capital and will likely result in more stringent covenants and higher interest rates under the terms of any future indebtedness.
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
     There is a lack of public disclosure concerning the Corporation
     The Corporation has not yet filed with the SEC its quarterly reports on Form 10-Q for the fiscal quarters ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007 or the interim financial information required by those reports. In addition, it needs to file an Amended quarterly report in Form 10-Q for fiscal quarter ended March 31, 2005 or the restated interim financial information required by that report. The Corporation expects to file these reports or the financial information required by these reports as soon as practicable after the filing of this Form 10-K. Until the Corporation files this financial information, there will be limited public information available concerning the Corporation’s most recent interim results of operations.
     The Corporation’s delay in filing all required financial statements may adversely affect its ability to attract customers, investors and employees
     The Corporation’s ability to attract customers and investors may be adversely affected by its delay in filing all the required financial statements and the risks and uncertainties that delay may suggest. This delay may also have an adverse effect on the Corporation’s ability to attract and retain key employees and management personnel.
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
     Increases in interest rates may reduce the value of holdings of securities
     Fixed-rate securities entered into by the Corporation are generally subject to decreases in market value when interest rates rise, which would require recognition of a loss, thereby potentially affecting adversely the results of operations.

     Increases in interest rates may reduce demand for mortgage and other loans
     Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact the Corporation’s profits by reducing the amount of loan origination income.
     The Corporation is subject to default risk on loans, which may adversely affect its results
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans it originates. The Corporation establishes a provision for loan losses, which leads to reductions in its income from operations, in order to maintain its allowance for inherent loan losses at a level which its management deems to be appropriate based upon an assessment of the quality of its loan portfolio. Although the Corporation’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of inherent loan losses or that the Corporation will not have to increase its provision for loan losses in the future as a result of future increases in non performing loans or for other reasons beyond its control. Any such increases in the Corporation’s provision for loan losses or any loan losses in excess of its provision for loan losses would have an adverse effect on the Corporation’s future financial condition and results of operations. Given the difficulties that the Corporation’s largest borrowers have had, the Corporation can give no assurance that these borrowers, Doral and R&G Financial, will continue to repay their secured loans on a timely basis or that the Corporation will continue to be able to accurately assess any risk of loss from the loans to these financial institutions.
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
     These factors could materially and adversely affect the Corporation’s financial condition and results of operations. As a result of the reclassification of purchases of mortgage loans, the Corporation had substantial secured loans to local financial institutions in the amount of $932.0 million and $3.7 billion as of December 31, 2006 and 2005, respectively.
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
     According to Moody’s, this action reflects the Commonwealth’s strained financial condition, and ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. A fiscal reform has been recently approved, where the House and Senate approved a tax reform authorizing a 5.5% state sales tax and a 1.5% optional municipal tax, with the option, if expected revenues do not materialize, to raise it an additional 1% after December 2006. Nevertheless, significant budget deficits and fiscal imbalance could continue in the coming years. Any significant adverse political or economic developments in Puerto Rico resulting from the budget impasse could have a negative impact on the Corporation’s future financial condition and results of operations.
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
     First Bancorp’s credit quality may be adversely affected by Puerto Rico’s current economic condition
     The slowdown in the island’s growth rate, which appears to have started in 2005 according to the Puerto Rico Planning Board statistics, has continued in 2006. In addition, manufacturing has declined in 2006, for the first time since 2002.
     Construction remained relatively weak during 2006, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. The value of construction permits during the fiscal year ending June 2006 declined 4.3%, with most of the drop coming from the public sector. Retail sales during the six months ending June 2006 also reflected the uncertainty prevalent at the time related to the Commonwealth’s fiscal situation, as well as increased oil and utility prices. Sales registered a decline of 1.9% as compared to the same period in 2005, as the months surrounding the temporary government shutdown were particularly affected. The unemployment rate was 10.2% as of December 2006.
     In general, it is apparent that in 2006 the Puerto Rican economy continued its trend of decreasing growth and ended the first half of the year with minimal momentum, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
     The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect on the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Corporation.
     A prolonged economic slowdown or a decline in the real estate market in the U.S mainland could harm the results of operations of FirstMortgage
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. Any decline in residential mortgage loan originations in the market could also reduce the level of mortgage loans the Corporation may produce in the future and adversely impact our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past year, residential real estate values in some areas of the U.S. mainland have decreased greatly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.
     The actual rates of delinquencies, foreclosures and losses on loans could be higher during economic slowdowns. Rising unemployment, higher interest rates or declines in housing prices tend to have a greater negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could harm the Corporation’s ability to sell loans, the prices the Corporation receives for loans, the values of mortgage loans held-for-sale or residual interests in securitizations, which could harm the Corporation’s financial condition and results of operations. In addition, any material decline in real estate values would weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, the Corporation will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.

     Changes in regulations and legislation could have a financial impact on First BanCorp
     As a financial institution, the Corporation is subject to the scrutiny of various regulatory and legislative bodies. Any change in regulations and/or legislation, whether in the United States or Puerto Rico, could have a financial impact on the results of operations of the Corporation.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2006, First BanCorp owned the following three main offices located in Puerto Rico:
     Main offices:
1.	Headquarter Offices – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking lot and an adjacent parking lot are owned by the Corporation.

2.	EDP & Operations Center – A five-story structure located at 1506 Ponce de León Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

3.	Consumer Lending Center – A three-story building with a three-level parking lot located at 876 Muñoz Rivera Avenue, corner Jesús T. Piñero Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation. In addition, during 2006, First BanCorp purchased the following office located in Puerto Rico:
1130	Muñoz Rivera – a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities will be remodeled and expanded to accommodate branch operations, data processing, administrative and headquarter offices. FirstBank expects to commence occupancy as soon as practicable.
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
Item 3. Legal Proceedings
     During 2006, the Corporation became subject to various legal proceedings, including regulatory investigations and civil litigation, as a result of the restatement of the 2004 financial information. For information on these proceedings, see “Significant Events — Governmental Action” and “Significant Events – Private Litigation”, above.
     Additionally, the Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of the Corporation’s management, except as described in the Significant Events section above, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market and Holders Information
     The Corporation’s common stock is traded on the New York Stock Exchange under the symbol FBP. On December 31, 2006, there were 566 holders of record of the Corporation’s common stock.

     The following table sets forth the high and low prices of the Corporation’s common stock for the periods indicated as reported by the NYSE. This table reflects the effect of the June 2005 two-for-one stock split on the Corporation’s outstanding shares of common stock as of June 15, 2005.

Quarter ended	High	Low	Last
2006:
December	$10.79	$9.39	$9.53
September	11.15	8.66	11.06
June	12.22	8.90	9.30
March	13.15	12.20	12.36

2005:
December	$15.56	$10.61	$12.41
September	26.07	16.50	16.92
June	21.31	17.31	20.08
March	32.26	20.78	21.13

2004:
December	$32.43	$23.65	$31.76
September	24.93	19.81	24.15
June	21.34	17.57	20.38
March	21.66	19.50	20.80
     First BanCorp has five outstanding series of non convertible preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share), 8.35% non-cumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share), 7.40% non-cumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share), 7.25% non-cumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share,) and 7.00% non-cumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively “Preferred Stock”), which trade on the NYSE.
     On March 19, 2007, the Corporation received a letter from the NYSE advising that the procedures in Section 802.01E of the Listed Company Manual are applicable to the Corporation as a result of the fact that it did not file with the SEC the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”) by March 1, 2007, the date on which it was required to have been filed under Section 13 of the Securities Exchange Act of 1934. Among other things, the NYSE advised the Corporation that it will post the Corporation’s 2006 10-K to the annual late filers list on the Listing Standards Filing Status page on the NYSE’s website on March 22, 2007. The NYSE also advised the Corporation that, pursuant to Section 802.01E of the Listed Company Manual, the NYSE is closely monitoring the status of the Corporation’s late filing and, if the Corporation does not file the 2006 10-K within six months of the March 1, 2007 due date, the NYSE will determine whether to allow the Corporation’s securities to trade for up to an additional six months or to commence suspension and delisting procedures. With the filing of this 2006 10-K, the Corporation complies with the six-month filing requirement
     Dividends
     The Corporation has a policy of paying quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.07 per share for each quarter of 2006, $0.07 per share for each quarter of 2005 and $0.06 per share for each quarter of 2004. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.
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
     Nonresident U.S. Citizens
     Nonresident U.S. citizens have the right to certain exemptions when a Withholding Tax Exemption Certificate (Form 2732) is properly completed and filed with the Corporation. The Corporation, as withholding agent, is authorized to withhold a tax of 10% only from the excess of the income paid over the applicable tax-exempt amount.
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
Equity Compensation Plan Disclosure
     The following summarizes equity compensation plans approved by security holders as of December 31, 2006.

	(A)	(B)	(C)
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding Securities
Plan category	Options	Outstanding Options	Reflected in Column (A))

Equity compensation plans approved by stockholders:
Stock option plans	3,024,410	$13.95	1,856,267

Sub-total	3,024,410	$13.95	1,856,267

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	3,024,410	$13.95	1,856,267

     The stock option plan expired January 21, 2007.

Item 6. Selected Financial Data
     The following table presents consolidated financial and operating information for the Corporation as of the dates indicated. This information should be read in conjunction with the audited financial statements and the notes thereto.
SELECTED FINANCIAL DATA
(Dollars in thousands except for per share and financial ratios results)

	2006	2005	2004	2003	2002
Condensed Income Statements: Year ended
Total interest income	$1,288,813	$1,067,590	$690,334	$549,466	$550,107
Total interest expense (1)	845,119	635,271	292,853	297,528	235,575
Net interest income	443,694	432,319	397,481	251,938	314,532
Provision for loan and lease losses	74,991	50,644	52,800	55,915	62,302
Non-interest income	31,336	63,077	59,624	106,798	48,785
Non-interest expenses	287,963	315,132	180,480	164,630	132,811
Income before income tax provision	112,076	129,620	223,825	138,191	168,204
Income tax provision	27,442	15,016	46,500	18,297	35,342
Net income	84,634	114,604	177,325	119,894	132,862
Per Common Share Results (2): Year ended
Net income per common share diluted	$0.53	$0.90	$1.65	$1.09	$1.32
Net income per common share basic	$0.54	$0.92	$1.70	$1.12	$1.34

Cash dividends declared	$0.28	$0.28	$0.24	$0.22	$0.20
Average shares outstanding	82,835	80,847	80,419	79,988	79,802
Average shares outstanding diluted	83,138	82,771	83,010	81,966	81,106
Balance Sheet Data: End of year
Loans and loans held for sale	$11,263,980	$12,685,929	$9,697,994	$7,041,055	$5,635,023
Allowance for loan and lease losses	158,296	147,999	141,036	126,378	111,911
Investments	5,544,183	6,653,924	5,699,201	5,368,123	3,728,669
Total assets	17,390,256	19,917,651	15,637,045	12,679,042	9,625,110
Deposits	11,004,287	12,463,752	7,912,322	6,771,869	5,445,714
Borrowings	4,662,271	5,750,197	6,300,573	4,634,237	3,238,369
Total common equity	679,453	647,741	654,233	523,722	455,522
Total equity	1,229,553	1,197,841	1,204,333	1,073,822	816,022
Book value per common share	8.16	8.01	8.10	6.54	5.70
Selected Financial Ratios (In Percent): Year ended
Net income to average total assets	0.44	0.64	1.30	1.15	1.51
Net income to average total equity	7.06	8.98	15.73	13.31	18.63
Net income to average common equity	6.85	10.23	23.75	18.21	29.49
Average total equity to average total assets	6.25	7.09	8.28	8.64	8.11
Dividend payout ratio	52.50	30.46	14.10	19.66	15.00
Efficiency ratio (3)	60.62	63.61	39.48	45.89	36.56
Common Stock Price: End of year	$9.53	$12.41	$31.76	$19.78	$11.30
Offices:
Number of full service branches	71	68	57	54	54

(1)	Includes the changes in fair value of interest rate swaps that hedge brokered certificates of deposit.

(2)	Amounts presented were recalculated, when applicable, to retroactively consider the effect of the June 30, 2005 two-for-one common stock split.

(3)	Non-interest expense to the sum of net interest income and non-interest income.

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
Description of Business
     First BanCorp and subsidiaries (“the Corporation”) is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”), Ponce General Corporation (the holding company of FirstBank Florida) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands and the State of Florida (USA) specializing in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, vehicle rental, insurance agency services and international banking.
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
     The Corporation’s results of operations are sensitive to fluctuations in interest rates. Changes in interest rates can materially affect key earnings drivers such as the volume of loan originations, net interest income earned, and gains/losses on investment security holdings. The Corporation manages interest rate risk on an ongoing basis through asset/liability management strategies, which have included the use of various derivative instruments. The Corporation also manages credit risk inherent in its loan portfolios through its underwriting, loan review and collection functions. The Corporation’s business activities and credit exposures are mainly concentrated in Puerto Rico. Consequently, its financial condition and results of operations are dependent on the economic conditions as well as changes in legislation on the Island.
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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks associated with the Corporation’s inability to prepare and timely submit regulatory filings;

•	the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that hedge the interest rate risk mainly relating to brokered certificates of deposit (“brokered CDs”) and medium-term notes;

•	risks arising from worsening economic conditions in Puerto Rico;

•	risks arising from credit and other risks of lending and investment activities;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with changing the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	risks associated with the ongoing SEC investigation;
•	the completion of the sale of shares of common stock to Bank of Nova Scotia, which is conditioned on, among other things, regulatory approvals;

•	the ability to finalize the settlement of the shareholder litigation;

•	the impact of Doral’s financial condition on its repayment of its outstanding secured loan to FirstBank;

•	risks associated with being subject to the cease and desist order;

•	potential further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
     The Corporation does not undertake, and specifically disclaims any obligation, to update any “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A. Risk Factors, in this Annual Report on Form 10-K.
Internal Control over Financial Reporting
     Over the course of the Corporation’s restatement of its financial statements for periods between January 1, 2000 and December 31, 2004, the Corporation’s management identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2004 and 2005. The Corporation took a number of significant actions to remedy the material weaknesses in its internal controls identified in 2004 and 2005. The Corporation developed and implemented a plan for remedying all of the identified material weaknesses. In addition, as part of this remediation program, the Corporation has added skilled resources to improve controls and increase the reliability of the financial reporting process. As a result, First BanCorp’s management concluded that its internal controls over financial reporting were effective as of December 31, 2006 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations
     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest-earning assets and interest-bearing liabilities and the re-pricing and/or maturity mismatch of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly service charges and fees on loans and deposit accounts), the result of derivative activities, gains (losses) on investments and gains (losses) on sale of loans, and income taxes.
     Net income for the year ended December 31, 2006 amounted to $84.6 million or $0.53 per common share (diluted), compared to $114.6 million or $0.90 per common share (diluted) for 2005 and $177.3 million or $1.65 per common share (diluted) for 2004.
     For the year ended December 31, 2006, the Corporation’s results of operations were mainly impacted by the following factors: (1) net interest income was impacted by negative changes in the fair value of derivative instruments prior to the implementation of the long-haul method of accounting on April 3, 2006 and a lower net interest margin as a result of the flat to inverted yield curve, (2) a higher provision for loan and lease losses, (3) a net loss of $10.6 million on the partial extinguishment of a secured commercial loan to a local financial institution, (4) other-than-temporary impairments to the Corporation’s investment portfolio, (5) higher recurring non-interest expenses, mainly employees’ compensation and benefits, (6) lower nonrecurring non-interest expenses due to accruals in 2005 for the potential settlement of the class action lawsuits and SEC investigation partially offset in 2006 by an increase in professional fees associated with the Audit Committee’s review and the restatement, and (7) a higher provision for income taxes resulting primarily from the change in the deferred tax provision relating to the possible settlements. The following table summarizes the effect that the aforementioned factors had on net income applicable to common stock and earnings per common share for the last three years:

	2006		2005		2004
In thousands, except per common share amounts	Dollars	Per share	Dollars	Per share	Dollars	Per share

Net income applicable to common stock for prior year	$74,328	$0.90	$137,049	$1.65	$89,535	$1.09
Increase (decrease) from changes in:
Net interest income	11,375	0.14	34,838	0.42	145,543	1.78
Provision for loan losses	(24,347)	(0.29)	2,156	0.03	3,116	0.04
Loss on partial extinguishment of secured commercial loan to local financial institution	(10,640)	(0.13)	—	—	—	—
Net gain (loss) on investments and impairments	(20,533)	(0.25)	2,882	0.03	(26,133)	(0.32)
Gain on sale of credit card portfolio	500	0.01	(5,533)	(0.07)	(26,853)	(0.33)
Other non-interest income	(1,068)	(0.01)	6,104	0.08	5,810	0.07
Employees’ compensation and benefits	(25,445)	(0.31)	(19,638)	(0.24)	(7,951)	(0.10)
Professional fees	(18,708)	(0.23)	(9,222)	(0.11)	(1,173)	(0.01)
Provision for contingencies	82,750	1.00	(82,750)	(1.00)	—	—
All other operating expenses	(11,428)	(0.14)	(23,042)	(0.27)	(6,725)	(0.09)
Income tax provision	(12,426)	(0.15)	31,484	0.38	(28,203)	(0.34)

Net income before preferred stock dividends and change in average common shares	44,358	0.54	74,328	0.90	146,966	1.79
Increase in preferred stock dividends	—	—	—	—	(9,917)	(0.12)
Change in average common shares	—	(0.01)	—	—	—	(0.02)

Net income available to common stockholders	$44,358	$0.53	$74,328	$0.90	$137,049	$1.65

•	Net income for the year ended December 31, 2006 was $84.6 million compared to $114.6 million and $177.3 million for the years ended December 31, 2005 and 2004, respectively.

•	Diluted earnings per common share for the year ended December 31, 2006 amounted to $0.53 compared to $0.90 and $1.65 for the years ended December 31, 2005 and 2004, respectively.

•	Net interest income for the year ended December 31, 2006 was $443.7 million compared to $432.3 million and $397.5 million for the years ended December 31, 2005 and 2004, respectively. The increase in net interest income for the year 2006 was mainly driven by the increase in the average volume of interest-earning assets of $1.1 billion attributable primarily to the growth in the Corporation’s loan and investment portfolios, in particular the construction loan and residential real estate loan portfolios as well as short-term investments, partially offset by a reduction in the net interest margin, which on a tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below) decreased by 39 basis points due to the flattening of the yield curve, and fluctuations in net interest incurred on interest rate swaps. The decrease in the Corporation’s net interest margin on a tax equivalent basis has been particularly significant with respect to the Corporation’s portfolio of investment securities, excluding money market instruments. Assuming a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds, the interest rate spread on the Corporation’s portfolio of investment securities, excluding money market instruments, was approximately 0.64% for the year ended December 31, 2006 compared to 1.90% and 2.39% for the years ended December 31, 2005 and 2004, respectively. The decrease in net interest margin for 2006 was also attributable to the payment of $2.4 billion received from a local financial institution during the second quarter of 2006 that significantly reduced its secured commercial loan with the Corporation. Proceeds from the repayment were invested temporarily in short-term investments, reducing the Corporation’s average yield on interest-earning assets. During the second half of 2006, the Corporation used a part of the repayment proceeds to repay higher rate outstanding brokered CDs that matured.

The increase in short-term rates also resulted in a change in net payments on interest rate swaps included as part of interest expense. For the year ended December 31, 2006, the net settlement payments on such interest rate swaps resulted in charges of $8.9 million to interest expense as compared to net interest realized of $71.7 million, or a net increase of $80.6 million in interest expense compared to the previous year, as the rates paid under the variable leg of the swaps exceeded the rates received.

Net interest income for the years ended December 31, 2006, 2005, and 2004 was also impacted by fluctuations in the valuation of derivative instruments. For the year ended December 31, 2006, the Corporation recorded as part of interest expense $61.9 million in unrealized losses in the fair value of derivative instruments, compared to unrealized losses of $71.0 million in 2005 and unrealized gains of $13.0 million in 2004.

•	The provision for loan and lease losses for the year 2006 was $75.0 million compared to $50.6 million and $52.8 million for the years 2005 and 2004, respectively. The increase in the provision for 2006 principally reflects growth in the Corporation’s commercial, excluding loans to local financial institutions, and consumer portfolios, and increasing trends in non-performing loans experienced during 2006 as compared to 2005. The Corporation’s net charge-offs and non-performing loans were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in the midst of a recession. The slowdown in activity is the result of, among other things, higher utility prices, higher taxes, governmental budget imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices. The decrease in provision during 2005, compared to 2004, was primarily attributable to the seasoning of the corporate commercial loans portfolio and to a decrease in the specific reserve allocated to a commercial loan.
•	Non-interest income for the year ended December 31, 2006 was $31.3 million compared to $63.1 million and $59.6 million for the years ended December 31, 2005 and 2004, respectively. The decrease in non-interest income in 2006, compared to 2005, was mainly attributable to a net loss of $10.6 million on the partial extinguishment of a secured commercial loan to a local financial institution, an increase in other-than-temporary impairment charges of $6.9 million in the Corporation’s investment portfolio and lower gains on the sale of investments of $13.7 million. These negative variances were partially offset by increases of $1.8 million in commission income from the Corporation’s insurance business and $1.3 million in service charges on deposit accounts and loans. The increase in non-interest income in 2005, compared to 2004, was mainly attributable to increases of $3.0 million in commission income from the Corporation’s insurance businesses, $2.4 million in other service charges on deposit accounts and loans, and $8.6 million in net gains on the sale of investments, partially offset by an increase in other-than-temporary impairment charges of $5.7 million in the Corporation’s investment portfolio and a decrease of $5.5 million in gain on sale of credit card portfolio.

•	Non-interest expense for 2006 was $288.0 million compared to $315.1 million and $180.5 million for the years 2005 and 2004, respectively. Non-interest expense for 2005 included accruals of $74.25 million and $8.5 million recorded in connection with potential settlements of the class action lawsuits and SEC investigation, respectively, as a result of the Corporation’s restatement. Excluding these accruals, non-interest expense during 2006 increased by $55.6 million compared to 2005 mainly due to increases of $25.4 million in employees’ compensation and benefits, $6.9 million in occupancy and equipment and $14.6 million in professional fees due to legal, accounting and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee as a result of the restatement announcement and other related legal and regulatory matters. The increase in non-interest expense for 2005 compared to 2004 was mainly due to increases of $82.8 million in accruals relating to the class action lawsuits and SEC investigation, $19.6 million in employees’ compensation and benefits, $8.2 million in occupancy and equipment and $6.1 million in professional fees associated with the Audit Committee’s review and the Corporation’s restatement.

•	Income tax expense for the year ended December 31, 2006 was $27.4 million (or 24% of pre-tax earnings) compared to $15.0 million (or 12% of pre-tax earnings) and $46.5 million (or 21% of pre-tax earnings) for the years ended December 31, 2005 and 2004, respectively. The increase in income tax expense in 2006 as compared to 2005 was primarily due to a decrease in deferred tax benefits of $28.5 million mainly due to deferred tax benefits recorded in 2005 related to the potential class action lawsuit settlement that was partially offset by a decrease in the current income tax provision due to lower taxable income. The decrease in current income tax provision for 2006 compared to 2005 was mainly due to a decrease in taxable income partially offset by a change in the Corporation’s proportion of exempt and taxable income coupled with an increase in non-qualifying IBE income that under current legislation were taxed at regular rates. The decrease in income tax expense in 2005 as compared to 2004 is mainly due to total deferred tax benefits of $60.2 million recognized during the year mainly composed of $30.1 million as a result of higher unrealized losses on derivative instruments, $29.0 million as a result of the accrued amount for the class action lawsuit settlement and $3.7 million as a result of increases in the allowance for loan and lease losses, offset in part by increases in the current tax provision.

•	Total assets as of December 31, 2006 were $17.4 billion, a reduction of $2.5 billion compared to $19.9 billion as of December 31, 2005. The decline was mainly driven by decreases in the Corporation’s loan and investment portfolios due to the Corporation’s decision to deleverage its balance sheet. The Corporation’s decision to deleverage its balance sheet was influenced, among other things, by the flat to inverted yield curve. As a result, the Corporation decided to repay higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at a negative spread (the yield on available long-term investments being lower than its short-term funding cost). Net loans decreased 11% to $11.1 billion, when compared to the previous year, resulting from a payment received during 2006 which significantly reduced the balance of commercial secured loans to local financial institutions. Total investments decreased by $1.1 billion from 2005, mainly due to reductions in money-market investments and mortgage-backed securities.

•	Total deposits as of December 31, 2006 were $11.0 billion, a reduction of $1.5 billion compared to $12.5 billion as of December 31, 2005. The decrease is mainly attributable to the Corporation’s decision to pay down higher rate maturing brokered CDs as well as federal funds purchased and securities sold under agreements to repurchase using primarily the funds received from the pay down of the secured commercial loan.

•	Total loan production for the year ended December 31, 2006 was $4.8 billion compared to $6.1 billion and $5.0 billion for the years ended December 31, 2005 and 2004, respectively. The decrease in loan production was mainly due to decreases in the origination of residential real estate and commercial loans. The decrease in mortgage and commercial loan production for 2006 compared to 2005 was attributable, among other things, to higher rates, deteriorating economic conditions and stricter underwriting standards.
Critical Accounting Policies and Practices
     The accounting principles of the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States and to general practices within the banking industry. The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) investment securities classification and related values; 5) valuation of financial instruments and 6) derivative financial instruments. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently have greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
          Allowance for Loan and Lease Losses
     The Corporation maintains the allowance for loan and lease losses at a level that management considers adequate to absorb losses inherent in the loans and leases portfolio. The adequacy of the allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continuing evaluation of its asset quality. Groups of small balance and homogeneous loans are collectively evaluated for impairment. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are individually considered homogeneous and each portfolio is evaluated collectively for impairment. In estimating the allowance for loan and lease losses, management uses historical information about loan and lease losses as well as other factors including the effects on the loan portfolio of current economic indicators and their probable impact on the borrowers, information about trends on charge-offs and non-accrual loans, changes in underwriting policies, risk characteristics relevant to the particular loan category and delinquencies. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Accordingly, the measurement of impairment for loans evaluated individually involves assumptions by management as to the amount and timing of cash flows to be recovered and of appropriate discount rates. When the loans are collateral dependent, the fair value of the collateral is based on an independent appraisal that may also involve estimates of future cash flows and appropriate discount rates or adjustments to comparable properties.
     The allowance for loan and lease losses requires significant elements of judgments and estimates. The Corporation establishes the allowance for loan and lease losses based on whether it has classified the loans and leases as loss or probable loss. The Corporation establishes an allowance to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan and lease losses is based upon a number of factors including historical loan and leases loss experience that may not represent current conditions inherent in the portfolio. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. The Corporation addresses this risk by actively monitoring the delinquency and default experience and by considering current economic and market conditions. Based on the assessments of current conditions, the Corporation makes appropriate adjustments to the historically developed assumptions when necessary to adjust historical factors to account for present conditions.

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
          Income Taxes
     The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting from the differences in the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution. As of December 31, 2006, there were no open income tax investigations. Information regarding income taxes is included in Note 25 to the Corporation’s audited financial statements.
     The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change (see Note 25 to the consolidated audited financial statements).
     Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In the third quarter of 2005, the Puerto Rico legislature passed and the governor signed into law a temporary two-year additional surtax of 2.5% applicable to corporations. The surtax is applicable to taxable years after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5% until December 31, 2006. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico signed Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act which resulted in an additional tax provision of $1.7 million for the year.
      Act 98 of May 16, 2006, amended the Puerto Rico Internal Revenue Code by imposing a tax of 5% over the 2005 taxable net income applicable to corporations with gross income over $10 million, which was required to be paid July 31, 2006. The Corporation can use the full payment as a tax credit in its income tax return for future year. The prepayment of tax resulted in a disbursement of $7.1 million. No net income tax expense was recorded since the prepayment will be used as a tax credit in future taxable years.
     The Corporation adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adoption of FIN 48 resulted in an increase of $2.6 million to tax reserves with offsetting adjustments to retained earnings. Additionally, in connection with the adoption of FIN 48, the Corporation elected to classify interest and penalties related to unrecognized tax portions as components of income tax expense.
     Investment Securities Classification and Related Values
     Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Debt and equity securities are classified as trading when the Corporation has the intent to sell the securities in the near term. Debt and equity securities classified as trading securities are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as HTM or trading, except for equity securities which do not have readily available fair values, are classified as available-for-sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated other comprehensive income (a component of stockholders’ equity). Investments in equity securities that do not have publicly and readily determinable fair values are classified as other equity securities in the statement of financial condition and carried at the lower of cost or realizable value. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, prepayment speeds and discount rates.
          Valuation of financial instruments
     The measurement of fair value is fundamental to the Corporation’s presentation of financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments and other financial instruments at fair value. The Corporation holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks. A substantial part of these assets and liabilities are reflected at fair value on the Corporation’s financial statement of condition.
     Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair values are determined in the following ways:
•	externally verified via comparison to quoted market prices, third-party broker quotations or valuation experts;

•	by using models that are verified by comparison to third-party broker quotations or other third-party sources; or

•	by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices.

     Derivative Financial Instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivatives instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with change in fair value on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting under SFAS 133 are reported in current-period earnings.
     Prior to entering a hedge transaction or designating a hedge, the Corporation formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statements of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation discontinues hedge accounting prospectively when it determines that the derivative is not effective or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability as a yield adjustment.

     The Corporation recognizes unrealized gains and losses arising from any changes in fair value of derivative instruments and hedged items, as applicable, as interest income or interest expense depending upon whether an asset or liability is being hedged.
     The Corporation occasionally purchases or originates financial instruments that contain embedded derivatives. At inception of the financial instrument, the Corporation assesses: (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, it is separated from the host contract and carried at fair value with changes recorded in current period earnings. Information regarding derivative instruments is included in Note 30 to the Corporation’s audited financial statements.
     Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS 133, for substantially all of the interest rate swaps that hedge its brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent the changes in the fair value of the derivative do not offset changes in the fair value of the debt due to changes in the hedged risk in the Consolidated Statements of Income (the “ineffective portion”). Prospectively, changes in the value of the Corporation’s brokered CDs and medium-term notes should substantially offset the changes in the value of the interest rate swaps.
     First BanCorp’s implementation of the long-haul method resulted from its previously reported determination that it should not have used the short-cut method to account for interest rate swaps related to brokered CDs and medium-term notes because of technical issues involving the interpretation of the use of the method (refer to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s amended 2004 Annual Report on Form 10-K for additional information). Accordingly, prior to the implementation of the long-haul method First BanCorp has reflected changes in the fair value of those swaps as well as swaps related to certain loans as non-hedging instruments through operations.
     Upon the implementation of the long-haul method with respect to the brokered CDs and medium-term notes (“hedged liabilities”) on April 3, 2006, the Corporation has been accreting or amortizing the difference between the market value and the book value of the hedged liabilities on April 3, 2006 of approximately $200.0 million as a yield adjustment over the remaining term of the hedged liabilities, as the changes in value since the inception of the long-haul method are recorded to the hedged liabilities. For the year ended December 31, 2006, the Corporation recorded an accretion of $3.6 million as a basis adjustment on the hedged liabilities.
     Effective January 1, 2007, the Corporation elected to early adopt Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings at each subsequent financial reporting date.
     The Corporation decided to early adopt SFAS No. 159 for the callable brokered CDs and a portion of the callable fixed medium-term notes (“Notes”) that were hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133 for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in determining to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     Upon adoption of SFAS 159, First BanCorp selected the fair value measurement for approximately $4.4 billion, or 63%, of the brokered CDs portfolio and approximately $29 million, or 16%, of the medium-term notes portfolio (“designated liabilities”). Interest rate risk on the brokered CDs and medium-term notes chosen for the fair value measurement option will continue to be hedged through callable interest rate swaps with the same terms and conditions. The cumulative after-tax effect on the opening balance of retained earnings from adopting these standards is an approximate increase of $92.2 million. Under SFAS 159, this one-time charge was not recognized in current earnings. Regulatory capital increased by the positive adjustment to retained earnings, exceeding by higher margins the capital levels required to be classified as well-capitalized and strengthening the Corporation’s current regulatory capital ratios.
     With the elimination of the use of the long-haul method in connection with the adoption of SFAS 159 as of January 1, 2007, the Corporation will no longer amortize or accrete the basis adjustment. The basis adjustment is the reversal of the change in value of the brokered CDs and medium-term notes recognized since the implementation of the long-haul method based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition to retained earnings, as part of the adoption adjustment, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. The impact of the derecognition of the basis adjustment and the unamortized placement fees as of January 1, 2007 results in a cumulative after-tax reduction to retained earnings of approximately $23.8 million. This negative charge is included in the total cumulative after-tax increase to retained earnings of $92.2 million that results with the adoption of SFAS 157 and SFAS 159.
Recent Accounting Pronouncements
     The Financial Accounting Standards Board (“FASB”), its Emerging Issues Task Force (“EITF”) and the SEC have issued the following accounting pronouncements and Issue discussions relevant to the Corporation’s operations:
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This Statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Corporation adopted SFAS 159 effective January 1, 2007. For further details and for the effect on the Corporation’s financial condition and results of operations upon adoption of SFAS 159, refer to Critical Accounting Policies and Procedures above.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This interpretation expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements that could result in improper amounts of assets or liabilities. While a misstatement may not be considered material for the period in which it occurred, it may be considered material in a subsequent year if the corporation were to correct the misstatement through current period earnings. SAB 108 requires a materiality evaluation based on all relevant quantitative and qualitative factors and the quantification of the misstatement using both a balance sheet and income statement approach to determine materiality. SAB 108 is effective for periods ending after November 15, 2006. The adoption of this Statement did not have a material effect on the Corporation’s financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This Statement requires corporations to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for periods ending after December 15, 2006. This Statement is not applicable to the Corporation and therefore has no impact to the Corporation’s financial condition or results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for periods beginning after November 15, 2007. Effective January 1, 2007, the Corporation elected to early adopt this Statement. For further details and for the effect on the Corporation’s financial condition and results of operations upon adoption of SFAS 157, refer to Critical Accounting Policies and Procedures above.
     In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109. This interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007. For further details and for the effect on the Corporation’s financial condition and results of operations upon adoption of FIN 48, refer to Critical Accounting Policies and Procedures above.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. This Statement requires that servicing assets and servicing liabilities be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. This Statement is effective for periods beginning after September 15, 2006. The adoption of this Statement in 2007 did not have a material effect on the Corporation’s financial condition and results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement allows fair value measurement for any hybrid financial instrument that contains an embedded derivative requiring bifurcation. It also establishes a requirement to evaluate interests in securitized financial assets to establish whether the interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after September 15, 2006. The adoption of this Statement did not have a material effect on the Corporation’s financial condition and results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle unless it is impracticable to do so; in which case the earliest period for which retrospective application is practicable should be applied. If it is impracticable to calculate the cumulative effect of a change in accounting principle, the Statement requires prospective application as of the earliest date practicable. This Statement does not change the guidance in APB Opinion No. 20 with regard to the reporting of the correction of an error, or a change in accounting estimate. The Statement’s purpose is to improve the comparability of financial information among periods. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Corporation’s financial condition and results of operations.
Results of Operations
     The Corporation’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, including investment securities and loans, and the interest expense on interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest-earning assets and interest-bearing liabilities and the re-pricing characteristics of these assets and liabilities. Refer to “Risk Management – Interest Rate Risk Management” below for additional information on the Corporation’s exposure to interest rate risk. The Corporation’s results of operations are also affected by the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly service charges and fees on loans and deposit accounts), the result of derivative activities, gains (losses) on investments and gains (losses) on sale of loans, and income taxes.
Net Interest Income
     Net interest income increased to $443.7 million for 2006 from $432.3 million in 2005 and $397.5 million in 2004. The increase in net interest income for the year 2006 was mainly driven by the increase in the average volume of interest-earnings assets of $1.1 billion attributable primarily to the growth in the Corporation’s loan and investment portfolios, in particular the construction and residential real estate loan portfolios as well as short-term investments, partially offset by a decrease in net interest margin. The reduction in net interest margin during 2006 as compared to 2005 was due primarily to increases in short-term interest rates coupled with the mismatch between the re-pricing profile of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is an important part of the Corporation’s earnings. The decrease in the Corporation’s net interest margin has been particularly significant with respect to the Corporation’s portfolio of investment securities, excluding money market instruments. Assuming a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds, the interest rate spread on the Corporation’s portfolio of investment securities, excluding money market instruments, was approximately 0.64% for the year ended December 31, 2006 compared to 1.90% and 2.39% for the years ended December 31, 2005 and 2004, respectively. For further details on the Corporation’s interest rate risk profile, refer to “Risk Management – Interest Rate Risk Management” section of this discussion. The increase in short-term rates also resulted in a change in net payments on interest rate swaps included as part of interest expense. For the year ended December 31, 2006, the net settlement payments on such interest rate swaps resulted in charges of $8.9 million to interest expense, compared to benefits of $71.7 million and $124.9 million for the years ended December 31, 2005 and 2004, respectively. In addition, net interest income was also affected by the repayment of $2.4 billion received from a local financial institution during the second quarter of 2006. Proceeds from the repayment were invested temporarily in short-term investments, reducing the Corporation’s average yield on interest-earning assets.
     Effective April 3, 2006, the Corporation implemented fair value hedge accounting for the majority of its interest rate swaps that economically hedge brokered certificates of deposit and medium-term notes payable. As part of the implementation, the Corporation formally documented the relationship between the interest rate swaps and hedged liabilities under the long-haul method of effectiveness testing. Prior to the implementation of fair value hedge, the Corporation recorded unrealized losses in the valuation of derivative instruments of $68.0 million for 2006. The basis differential between the market value and the book value of the hedged liabilities at the inception of fair value hedge accounting in the amount of approximately $200.0 million amortizes or accretes as a yield adjustment over the expected remaining term of the hedged liabilities. For 2006, the Corporation recorded an accretion of $3.6 million as a basis adjustment on the hedged liabilities. Effective January 1, 2007, the Corporation decided to early adopt SFAS 157 and SFAS 159. Upon adoption of fair value accounting, the difference between the fair market value and carrying value of the selected liabilities is recorded through retained earnings and the basis adjustment amortization or accretion for the selected liabilities ceases.
     The following tables include a detailed analysis of net interest income. Part I presents average volumes and rates on a tax equivalent basis and Part II presents, also on a tax equivalent basis, the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rates), and changes in rate (changes in rate multiplied by old volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals. For periods after the adoption of hedge accounting, the net interest income is computed on a tax equivalent basis by excluding: (1) the change in the value of derivatives for undesignated hedges, (2) the ineffective portion of designated hedges and (3) the basis adjustment amortization or accretion. For periods prior to the adoption of hedge accounting, the net interest income is computed on a tax equivalent basis by excluding the impact of the change in the fair value of derivatives (refer to explanation below regarding changes in the fair value of derivative instruments).
Part I

	Average volume			Interest Income (1) / expense			Average rate (1)
Year ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004
				(Dollars in thousands)
Earning assets:
Money market investments	$1,444,533	$636,114	$308,962	$72,755	$22,191	$3,736	5.04%	3.49%	1.21%
Government obligations (2)	2,827,196	2,493,725	2,061,280	170,088	166,724	132,324	6.02%	6.69%	6.42%
Mortgage-backed securities	2,540,394	2,738,388	2,729,125	128,096	152,813	154,233	5.04%	5.58%	5.65%
Corporate bonds	8,347	48,311	57,462	574	2,487	(425)	6.88%	5.15%	-0.74%
FHLB stock	26,914	71,588	56,698	2,009	3,286	974	7.46%	4.59%	1.72%
Equity securities	27,155	50,784	43,876	350	1,686	511	1.29%	3.32%	1.16%

Total investments (3)	6,874,539	6,038,910	5,257,403	373,872	349,187	291,353	5.44%	5.78%	5.54%

Residential real estate loans	2,606,664	1,813,506	1,127,525	171,333	121,066	78,889	6.57%	6.68%	7.00%
Construction loans	1,462,239	710,753	379,356	126,592	52,300	19,396	8.66%	7.36%	5.11%
Commercial loans	5,593,018	7,171,366	5,079,832	401,027	395,280	188,330	7.17%	5.51%	3.71%
Finance leases	322,431	243,384	183,924	28,934	22,263	17,822	8.97%	9.15%	9.69%
Consumer loans	1,783,384	1,570,468	1,244,386	214,967	191,071	157,465	12.05%	12.17%	12.65%

Total loans (4)(5)	11,767,736	11,509,477	8,015,023	942,853	781,980	461,902	8.01%	6.79%	5.76%

Total earning assets	$18,642,275	$17,548,387	$13,272,426	$1,316,725	$1,131,167	$753,255	7.06%	6.45%	5.68%

Interest-bearing liabilities:
Interest-bearing checking accounts	$371,422	$376,360	$317,634	$5,919	$4,730	$3,688	1.59%	1.26%	1.16%
Savings accounts	1,022,686	1,092,938	1,020,228	12,970	12,572	10,938	1.27%	1.15%	1.07%
Certificates of deposit	10,479,500	8,386,463	5,065,390	531,188	306,687	118,626	5.07%	3.66%	2.34%

Interest bearing deposits	11,873,608	9,855,761	6,403,252	550,077	323,989	133,252	4.63%	3.29%	2.08%
Other borrowed funds	4,543,262	5,001,384	4,235,215	223,069	207,503	144,924	4.91%	4.15%	3.42%
FHLB advances	273,395	890,680	1,056,325	13,704	32,756	27,668	5.01%	3.68%	2.62%

Total interest-bearing liabilities	$16,690,265	$15,747,825	$11,694,792	$786,850	$564,248	$305,844	4.71%	3.58%	2.62%

Net interest income				$529,875	$566,919	$447,411

Interest rate spread							2.35%	2.87%	3.06%
Net interest margin							2.84%	3.23%	3.37%

(1)	On a tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (43.5% for the Corporation’s PR banking subsidiary in 2006, 41.5% for all other subsidiaries in 2006, 41.5% for all subsidiaries in 2005 and 39% for all subsidiaries in 2004)) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments including the ineffective portion and basis adjustment amortization or accretion on fair value hedges are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation and basis adjustments do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized holding gains or losses in investments available-for-sale is excluded from the average volumes.

(4)	Average loan balances include the average balance of non-accruing loans, of which interest income is recognized when collected.

(5)	Interest income on loans includes $14.9 million, $11.0 million, and $11.0 million for 2006, 2005, and 2004, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	2006 compared to 2005			2005 compared to 2004
	Increase (decrease)			Increase (decrease)
		Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
		(Dollars in thousands)
Interest income on interest-earning assets:
Money market investments	$37,480	$13,084	$50,564	$6,638	$11,817	$18,455
Government obligations	21,179	(17,815)	3,364	28,722	5,678	34,400
Mortgage-backed securities	(10,593)	(14,124)	(24,717)	521	(1,941)	(1,420)
Corporate bonds	(2,403)	490	(1,913)	(400)	3,312	2,912
FHLB stock	(2,693)	1,416	(1,277)	314	1,998	2,312
Equity Securities	(578)	(758)	(1,336)	93	1,082	1,175

Total investments	42,392	(17,707)	24,685	35,888	21,946	57,834

Residential real estate loans	52,540	(2,273)	50,267	46,896	(4,719)	42,177
Construction loans	63,662	10,630	74,292	21,896	11,008	32,904
Commercial loans	(100,083)	105,830	5,747	94,838	112,112	206,950
Finance leases	7,162	(491)	6,671	5,601	(1,160)	4,441
Consumer loans	25,785	(1,889)	23,896	40,468	(6,862)	33,606

Total loans	49,066	111,807	160,873	209,699	110,379	320,078

Total interest income	91,458	94,100	185,558	245,587	132,325	377,912

Interest expense on interest-bearing liabilities:
Deposits	75,385	150,703	226,088	91,917	98,820	190,737
Other borrowed funds	(20,751)	36,317	15,566	28,779	33,800	62,579
FHLB advances	(26,822)	7,770	(19,052)	(5,215)	10,303	5,088

Total interest expense	27,812	194,790	222,602	115,481	142,923	258,404

Change in net interest income	$63,646	$(100,690)	$(37,044)	$130,106	$(10,598)	$119,508

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006, 41.5% for all other subsidiaries in 2006, 41.5% for all subsidiaries in 2005 and 39% for all subsidiaries in 2004)) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Total interest income, excluding changes in the fair value of derivatives, basis adjustment and hedge ineffectiveness, includes tax equivalent adjustments of $28.0 million, $61.2 million, and $64.3 million for 2006, 2005, and 2004, respectively. The decrease in tax equivalent adjustments for 2006 was mainly due to a lower interest rate spread on tax exempt assets.
     On a tax equivalent basis, net interest income, excluding changes in the fair value of derivative instruments and the ineffective portion and basis adjustments on fair value hedges amounted to $529.9 million, compared to $566.9 million for 2005 and $447.4 million for 2004. The decrease in 2006 was mainly due to decreases in tax equivalent adjustments and lower net interest margin. The interest rate spread and net interest margin, on a tax equivalent basis, amounted to 2.35% and 2.84%, respectively, for 2006, as compared to 2.87% and 3.23%, respectively, for 2005, and to 3.06% and 3.37%, respectively, for 2004. The decrease in net interest margin was mainly due to a lower interest rate spread on tax exempt assets and a change in net payments on interest rate swaps included as part of interest expense. In prior years, the Corporation entered into interest rate swaps that have the effect of converting its fixed-rate brokered CDs as well as its fixed-rate and step rate notes payable to LIBOR-based variable-rate liabilities.
     The exclusion of unrealized changes in the fair value of the derivative instruments, including the ineffective portion after the adoption of fair value accounting and basis adjustment amortization or accretion on fair value hedges from the detailed analysis of net interest income provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments, including the ineffective portion after the adoption of fair value accounting and the basis adjustment amortization or accretion on fair value hedges have no effect on interest due or interest earned on interest-bearing assets or interest-bearing liabilities, respectively, or on interest payments exchanged with swap counterparties.
     The following table reconciles the interest income on a tax equivalent basis set forth in Table I above to interest income set forth in the Consolidated Statements of Income:

The following table summarizes the components of interest income:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest income on a tax equivalent basis	$1,316,725	$1,131,167	$753,255
Less: tax equivalent adjustments	(27,987)	(61,166)	(64,258)
Plus: net unrealized (loss) gain on derivatives (economic undesignated hedges)	75	(2,411)	1,337

Total interest income	$1,288,813	$1,067,590	$690,334

The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	2006	2005	2004
	(Dollars in thousands)
Unrealized gain (loss) on derivatives (economic undesignated hedges):
Interest rate caps	$(472)	$(4,039)	$16
Interest rate swaps on corporate bonds	27	823	2,858
Interest rate swaps on loans	520	805	(1,537)

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$75	$(2,411)	$1,337

     The following table summarizes the components of interest expense for the years ended December 31, 2006, 2005 and 2004. As mentioned before, the net interest margin analysis excludes the changes in the fair value of interest rate swaps, the ineffective portion on designated hedges and the basis adjustment.

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest expense on interest-bearing liabilities	$757,969	$620,774	$416,852
Net interest incurred (realized) on interest rate swaps	8,926	(71,650)	(124,883)
Amortization of broker placement fees	19,896	15,096	12,942
Amortization of medium-term notes placement fees	59	28	933

Interest expense excluding unrealized loss (gain) on derivatives (designated and economic undesignated hedges) and amortization (accretion) of basis adjustments on fair value hedges	786,850	564,248	305,844
Net unrealized loss (gain) on derivatives (designated and economic undesignated hedges)	61,895	71,023	(12,991)
(Accretion) amortization of basis adjustments on fair value hedges	(3,626)	—	—

Total interest expense	$845,119	$635,271	$292,853

The following table summarizes the components of the unrealized loss (gain) on derivatives (designated and economic undesignated hedges) which are included in interest expense:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Unrealized loss (gain) on derivatives (designated and economic undesignated hedges):
Unrealized (gain) loss on derivatives (designated hedges – ineffective portion):
Interest rate swaps on brokered certificates of deposit	$(3,989)	$—	$—
Interest rate swaps on medium-term notes	(720)	—	—

Net unrealized (gain) loss on derivatives (designated hedges – ineffective portion)	(4,709)	—	—

Unrealized loss (gain) on derivatives (economic undesignated hedges):
Interest rate swaps on brokered certificates of deposit	$62,521	$69,163	$(13,408)
Interest rate swaps on medium-term notes	4,083	1,860	417

Net unrealized loss (gain) on derivatives (economic undesignated hedges)	66,604	71,023	(12,991)

Net unrealized loss (gain) on derivatives (designated and economic undesignated hedges)	$61,895	$71,023	$(12,991)

The following table summarizes the components of the amortization or accretion of basis adjustments on fair value hedges which are included in interest expense:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
(Accretion) amortization of basis adjustments on fair value hedges:
Interest rate swaps on brokered certificates of deposit	$(3,576)	$—	$—
Interest rate swaps on medium-term notes	(50)	—	—

(Accretion) amortization of basis adjustments on fair value hedges	$(3,626)	$—	$—

     Interest income on interest-earning assets primarily represents interest earned on loan receivables and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest due on brokered CDs, branch-based deposits, repurchase agreements and notes payable.
     Net interest incurred or realized on interest rate swaps primarily represents net interest exchanged on pay-float swaps that hedge brokered CDs and medium-term notes.
     The amortization of broker placement fees represents the amortization of fees paid upon issuance to brokers selling the related financial instruments (i.e., brokered CDs).
     Unrealized gains or losses on derivatives (designated and economic undesignated hedges) mainly represent changes in the fair value of interest rate swaps that hedge economically or under fair value designation assets (i.e., loans and corporate bonds) or liabilities (i.e., brokered CDs and medium-term notes).

     The basis adjustments on fair value hedges represent the amortization or accretion of the basis differential between the market value and the book value of the hedged liabilities at the inception of fair value hedge accounting that amortizes or accretes to interest expense based on the expected maturity of the hedged liabilities as changes in value since the inception of the long-haul method are recorded to these hedged items.
     As shown on the tables above, the results of operations for 2006, 2005, and 2004 were significantly impacted by changes in the valuation of interest rate swaps that hedge economically or under fair value designation the Corporation’s brokered CDs and medium-term notes. The change in the valuation of interest rate swaps recorded as part of interest expense during 2006 resulted in an unrealized loss of $61.9 million (2005- an unrealized loss of $71.0 million, 2004 – an unrealized gain of $13.0 million). Effective April 3, 2006, the Corporation implemented fair value hedge accounting for the majority of its interest rate swaps (98% of the interest rate swap portfolio outstanding) that economically hedge brokered certificates of deposit and medium-term notes payable which substantially eliminated the impact of fluctuation in the valuation of the interest rate swaps after April 3, 2006. As part of the implementation, the Corporation formally documented the relationship between the interest rate swaps and hedged liabilities under the long-haul method of effectiveness testing.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered certificates of deposit and medium-term notes to a variable payment (receive fixed/pay floating). Refer to the “Risk Management — Derivative” section of this discussion for disclosure of the notional amounts of derivative instruments and other information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
2006 compared to 2005
     On a tax equivalent basis, net interest income excluding the changes in the fair value of derivative instruments and the ineffective portion and basis adjustment amortization or accretion on fair value hedges, decreased by $37.0 million for 2006 compared to 2005. The decrease in the net interest income for 2006 excluding the changes in the fair value of derivatives, the ineffective portion and basis adjustments on fair value hedges, was primarily due to a reduction in the Corporation’s net interest margin offset in part by increases in the Corporation’s average balance of interest-earning assets. The decrease in net interest rate margin during 2006 was due primarily to the upward trend of short-term interest rates, the flattening of the yield curve, and the re-pricing mismatch of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is an important part of the Corporation’s earnings. The average rate paid by the Corporation on its interest-bearing liabilities increased by 113 basis points during 2006, from 3.58% to 4.71%, mainly due to re-pricing of the Corporation’s interest-bearing deposits, mainly from the issuance of brokered CDs at higher rates and from net interest incurred on the interest rate swaps that hedge these instruments, and increases in rates paid on FHLB advances, and other borrowed funds tied to 3-month LIBOR. The average yield earned on the Corporation’s interest-earning assets increased by 61 basis points during 2006, from 6.45% to 7.06%, mainly due to the re-pricing of variable rate commercial loans and the origination of new commercial loans at higher rates.
     The decrease in net interest margin for 2006 was also attributable to the payment of $2.4 billion received from a local financial institution during the second quarter of 2006 that significantly reduced the Corporation’s outstanding secured commercial loan with a local financial institution. Proceeds from the aforementioned repayment were invested temporarily in short-term investment, reducing the Corporation’s average yield on interest-earning assets. During the second half of 2006, the Corporation used a substantial amount of the proceeds of the loan repayments to repay higher rate outstanding brokered CDs that matured during the third and fourth quarter of 2006.
     The Corporation’s average interest-earning assets increased by $1.1 billion or 6% for 2006 compared to 2005. The increase in average earnings asset was principally due to increases in the Corporation’s loan portfolio, mainly in the construction and residential real estate portfolios, and increases in money market investments. Residential real estate loans and construction loans accounted for the largest growth in the portfolio with average volumes rising by $793.2 million and $751.5 million, respectively, during 2006 compared to 2005. The Corporation’s average volume of the commercial loan portfolio decreased by $1.6 billion in 2006 compared to 2005. The decrease in the Corporation’s commercial loan portfolio was mainly due to the payment from a local financial institution of $2.4 billion to partially pay down its secured commercial loan with the Corporation. The payment significantly reduced the Corporation’s loans-to-one borrower exposure.
     For the loan portfolio, the growth in average volume, mainly driven by loan originations, represented a positive increase of

$49.1 million in interest income on loans. The increases due to rate of $111.8 million are primarily attributable to the origination of new loans at higher rates and to the re-pricing of variable rate loans. The majority of the Corporation’s commercial and construction loans are variable rate loans tied to short-term rates indexes. During 2006, the Federal Reserve Bank increased its targeted federal funds rate by 108 basis points, and correspondingly LIBOR and Prime rates also increased. Both indexes are used by the Corporation to re-price the majority of its floating rate loans including secured loans to local financial institutions (refer to the “Financial Condition-Loans Receivable” section of this discussion), contributing to higher interest income. As of December 31, 2006, 82% of the commercial and 95% of the construction loan portfolios were variable rate loans.
     Average volume increases in the Corporation’s investment portfolio contributed to increases in interest income for 2006. This increase was partially offset by negative rate variances, mainly in government obligations and mortgage-backed portfolios. Average money market investments increased by $808.4 million. After receiving the repayment of $2.4 billion from a local financial institution, the Corporation invested the proceeds in money market investments. During the second half of 2006, the Corporation used a part of the proceeds to repay short-term brokered certificates of deposit, mainly issued in 2006, as these matured. The average yield received on money market investments also increased from 3.49% in 2005 to 5.04% in 2006. The increase in yields was due to increases in short-term rates during 2005 and 2006. Average government obligations increased by $333.5 million, while the average yield decreased by 67 basis points. The increase in average volume and decrease in average yield was due to the re-investment of proceeds from prepayments on securities and larger volume of new investments at lower rates. The average volume and average yield earned on the Corporation’s mortgage-backed securities portfolio decreased by $198.0 million and 54 basis points, respectively, in 2006 compared to 2005. The decrease in the average volume of mortgage-backed securities was due to the Corporation’s decision not to reinvest maturities and prepayments received from mortgage-backed securities. Proceeds from prepayments and maturities of mortgage-backed securities were utilized to fund growth in higher yielding loans. The growth in the average balance of investments represented a positive increase in interest income on investments due to volume of $42.4 million and a negative variance due to rate of $17.7 million.
     On the liabilities side, the Corporation’s interest expense, excluding changes in the fair value of interest rate swaps and the ineffective portion and basis adjustment amortization or accretion on fair value hedges, increased by $222.6 million or 39% in 2006 compared to 2005. The increase in interest expense was due to higher rates paid on liabilities due to the re-pricing of short-term (i.e., deposits and repurchase agreements) and long-term (i.e., long-term repurchase agreements and other advances) liabilities, net interest incurred on interest rate swap instruments, and increases in the average volume of interest-bearing deposits to support the Corporation’s loan and investment portfolio growth. The average volume of deposits increased by $2.0 billion and the average rate increased by 134 basis points during 2006 compared to 2005, while the average volume of other borrowed funds and FHLB advances decreased by $458.1 million and $617.3 million, respectively, and the average rate increased by 76 basis points and 133 basis points, respectively. The increase in the average volume of interest-bearing liabilities coupled with the increase in rates resulted in an increase in interest expense due to volume of $27.8 million and due to rate of $194.8 million. The increase in short-term rates also resulted in a change in net payments on interest rate swaps included as part of interest expense. For the year ended December 31, 2006, the net settlement payments on such interest rate swaps resulted in charges of $8.9 million to interest expense, or a net increase of $80.6 million in interest expense compared to the previous year, as the rates paid under the variable leg of the swaps exceeded the rates received.
     In summary, positive volume variances resulting from an increase in average interest-earning assets were offset by negative rate variances derived from a higher cost of funds, despite higher yields on the loans. The net impact on net interest income and earnings was negative on a rate/volume basis. The Corporation’s net interest income (on a tax equivalent basis and excluding changes in the fair value of derivative instruments, the ineffective portion on designated hedges and basis adjustments) decreased by $37.0 million, the net result of a positive volume variance of $63.6 million and a negative rate variance of $100.7 million. The net interest margin decreased from 3.23% for the year 2005 to 2.84% for 2006. The contraction is primarily due to the flat to inverted yield curve and has been particularly significant with respect to the Corporation’s portfolio of investment securities, excluding money market instruments.
2005 compared to 2004
     On a tax equivalent basis, net interest income, excluding the changes in the fair values of derivative instruments, increased by $119.5 million for 2005 compared to 2004. The increase in net interest income for 2005, excluding the changes in the fair value of derivatives was primarily due to increases in the Corporation’s average balance of interest-earning assets offset in part by a reduction in the Corporation’s net interest margin. The Corporation’s average interest-earning assets increased by $4.3 billion or 32% for 2005 compared to 2004. The increase in average interest-earning assets was principally due to increases in the Corporation’s loan portfolio, mainly in the commercial, construction, and residential real estate portfolios, and increases in money market instruments and government obligation investments. Commercial loans and construction loans accounted for the largest growth in the portfolio with average volumes rising $2.1 billion and $331.4 million, respectively, and residential real estate loans followed with $686.0 million. The increase in the commercial loans portfolio was due to increases in secured commercial loans to local financial institutions.
     The decrease in the net interest rate margin during 2005 was due primarily to the upward trend of short-term interest rates the flattening of the yield curve, and the re-pricing mismatch of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is an important part of the Corporation’s earnings. The average rate paid by the Corporation on its interest-bearing liabilities increased by 96 basis points during 2005, from 2.62% to 3.58%, mainly due to re-pricing of the Corporation’s interest-bearing deposits, and increases in rates paid on FHLB advances and other borrowed funds tied to 3-month LIBOR. The average yield earned on the Corporation’s interest-earning assets increased by 77 basis points during 2005, from 5.68% to 6.45% mainly due to the re-pricing of variable rate commercial loans and the origination of new commercial loans at higher rates.
     Significant volume increases in the Corporation’s loan portfolio, mainly in the commercial and residential real estate portfolios, and significant rate increases in the commercial loans portfolio contributed significantly to interest income for 2005. As shown in the table identified as Part I, the Corporation experienced continuous growth in the loan portfolios. Average loans increased by $3.5 billion compared to 2004. For the loan portfolio, the growth in average volume, mainly driven by loan originations and increases in secured commercial loans to local financial institutions, represented a positive increase of $209.7 million in interest income on loans. The increases due to rate of $110.4 million are primarily attributable to the origination of new loans at higher rates and to the re-pricing of variable rate loans. The majority of the Corporation’s commercial and construction loans are variable rate loans tied to short-term rates indexes. During 2005, the Federal Reserve Bank increased the federal funds rate by 200 basis points, and correspondingly, LIBOR and Prime rates also increased. These indexes are used by the Corporation to re-price the majority of its floating rate loans including secured loans to local financial institutions (refer to the “Financial Condition-Loans Receivable” section of this discussion), contributing to higher interest income. As of December 31, 2005, 93% of the commercial and 96% of the construction loan portfolios were variable rate loans.
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
     On the liabilities side, the Corporation’s interest expense, excluding changes in the fair value of interest rate swaps, increased by $258.4 million or 84% in 2005 compared to 2004. The increase in interest expense was mainly due to increases in the average volume of interest-bearing deposits to support the Corporation’s loan and investment portfolio growth, higher rates paid on liabilities due to the re-pricing of short-term (i.e., deposits and repurchase agreements) and long-term (i.e., long-term repurchase agreements and other advances) liabilities, and higher net interest paid on interest rate swap instruments. The average volume of deposits increased by $3.5 billion and the average rate increased by 121 basis points during 2005 compared to 2004, while the average volume of other borrowed funds increased by $766.2 million and the average rate increased by 73 basis points. The increase in the average volume of interest-bearing liabilities coupled with the increase in rates resulted in an increase in interest expense due to volume of $115.5 million and due to rate of $142.9 million. While the LIBOR rate has increased since December 2004 by approximately 197 basis points, the Corporation’s cost of interest-bearing liabilities, excluding the changes in the fair value of interest rate swaps, has increased 96 basis points from 2.62% for 2004 to 3.58% for 2005. The increases in the three-month LIBOR rates resulted in a compression of interest exchanged on received fixed pay-floating interest rate swaps. The net interest realized on these economic hedges of brokered CDs decreased from $125 million in 2004 to $72 million in 2005 negatively impacting interest expense and cost of funds when comparing both periods.
     In summary, positive volume variances resulting from an increase in average interest-earning assets were offset by negative rate variances derived from a higher cost of funds, despite higher yields on the loans and investment portfolios. The net impact on net interest income and earnings was positive on a rate/volume basis. The Corporation’s net interest income (on a tax equivalent basis and excluding changes in the fair value of derivative instruments) increased by $119.5 million, the net result of a positive volume variance of $130.1 million and a negative rate variance of $10.6 million. The net interest margin decreased from 3.37% for the year 2004 to 3.23% for 2005. The contraction is primarily due to the flat to inverted yield curve.
Provision for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although the Corporation believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults, thus necessitating additional reserves.
     During 2006, the Corporation provided $75.0 million for loan and lease losses, as compared to $50.6 million in 2005 and $52.8 million in 2004.
     Refer to the discussions under “Risk Management – Credit Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” below for analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
2006 compared to 2005
     The Corporation’s provision for loan and lease losses increased by $24.4 million or 48% during 2006 compared to 2005. The increase in the provision principally reflects growth in the Corporation’s commercial, excluding loans to local financial institutions, consumer portfolios, and increasing trends in non-performing loans experienced during 2006 as compared to 2005. The Corporation’s net charge-offs and non-performing loans were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
     Net charge-offs to average loans outstanding during 2006 were 0.55% as compared to 0.39% in 2005. The provision for loan and lease losses totaled 116% of net charge-offs for 2006, compared with 112% of net charge-offs, for 2005. The increase of $19.7 million in net charge-offs in 2006, compared with the previous year, was mainly composed of $24.8 million of higher charge-offs in consumer loans. The increase in net charge-offs in consumer and commercial portfolio was due to the economic situation of the island.
2005 compared to 2004
     The Corporation’s provision for loan and lease losses decreased by $2.2 million during 2005 compared to 2004. The decrease in the provision during 2005 as compared to 2004 was primarily attributable to the seasoning of the corporate commercial loans portfolio and to a decrease in the specific reserve allocated to a commercial loan based on new facts that satisfied the Corporation as to the ultimate recoverability of the loan. The Corporation has not incurred significant losses as a percentage of its commercial loans receivable since it started emphasizing corporate commercial lending activities in the late 1990s; therefore, the provision for inherent losses in this portfolio has decreased. The provision for 2005 is mainly attributable to the consumer loans portfolio and to a lesser extent to the construction loan portfolio which increased significantly in 2005 from loans disbursed by the Corporation’s loan agency in Coral Gables, Florida.
     Net charge-offs to average loans outstanding during the period were 0.39% as compared to 0.48% in 2004. Net charge-offs amounted to $45.0 million for 2005 compared to $38.1 million for 2004. The provision for loan and lease losses totaled 112% of net charge-offs for 2005, compared with 138% of net charge-offs for 2004. The increase of $6.9 million in net charge-offs in the 2005 year, compared with the previous year, was mainly composed of $5.0 million of higher charge-offs in consumer loans primarily auto loans, given higher delinquencies during 2005.

Non-interest Income
      The following table presents the composition of non-interest income:

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)
Other service charges on loans	$5,945	$5,431	$3,910
Service charges on deposit accounts	12,591	11,796	10,938
Mortgage banking activities	2,259	3,798	3,921
Rental income	3,264	3,463	3,071
Insurance income	11,284	9,443	6,439
Other commissions and fees	1,470	911	1,983
Other operating income	12,857	15,896	14,372

Non-interest income before net gain (loss) on investments, impairment of investments, net loss on partial extinguishment of secured commercial loan and gain on sale of credit card portfolio	49,670	50,738	44,634

Net gain on investments	7,057	20,713	12,156
Impairment of investments	(15,251)	(8,374)	(2,699)

Net (loss) gain on investments	(8,194)	12,339	9,457

Net loss on partial extinguishment of secured commercial loan to local financial institution	(10,640)	—	—
Gain on sale of credit card portfolio	500	—	5,533

Total	$31,336	$63,077	$59,624

     Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains on mortgage banking activities; net gains on investment activities; and gains or losses on derivatives that are designated as non-economic hedges (“non-economic derivatives”). Non-interest income for 2006 amounted to approximately $31.3 million as compared to $63.1 million and $59.6 million for the same period in 2005 and 2004, respectively.
     Non-interest income, excluding the net gain (loss) on investments, loss on the partial extinguishment of secured commercial loan, and gain on sale of a credit card portfolio, amounted to $49.7 million in 2006, $50.7 million in 2005, and $44.6 million in 2004.
     Other service charges on loans consist mainly of service charges on credit card related activities.
     Service charges on deposit accounts include monthly and other fees on deposit accounts.
     Mortgage banking activities income includes gains on sale of residential loans and fees earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower of cost or market adjustments to the Corporation’s residential mortgage loans held for sale are recorded as part of mortgage banking activities.
     The Corporation’s subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.
     Other commissions and fees income is the result of an agreement with a major investment banking firm to participate in bond issues by the Government Development Bank for Puerto Rico and an agreement with an international brokerage firm doing business in Puerto Rico to offer brokerage services in selected branches.
     Insurance income consists of insurance commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the US Virgin Islands, FirstBank Insurance V.I., Inc. These subsidiaries offer a wide variety of insurance business through cross selling strategies, marketing effort and strategic locations of sale offices.
     The other operating income category is composed of miscellaneous fees such as check fees and rental of safe deposit boxes. Other operating income also includes unrealized gains and losses on derivatives not qualifying or not designated in a hedge accounting relationship.
     The net gain (loss) on investment securities reflects gains or losses as a result of sales that are in consonance with the

Corporation’s investment policies as well as other-than-temporary impairment charges on portfolio securities.
2006 compared to 2005
     For 2006, non-interest income decreased by $31.7 million as compared to 2005. The decrease in non-interest income for 2006, compared to 2005, was mainly attributable to a net loss of $10.6 million on the partial extinguishment of a secured commercial loan to a local financial institution, an increase in other-than-temporary impairment charges of $6.9 million in the Corporation’s investment portfolio and lower gains on investments of $13.7 million. These negative variances were partially offset by increases of $1.8 million in commission income from the Corporation’s insurance business and $1.3 million in service charges on deposit accounts and loans.
     In 2006, the Corporation recorded a net loss of $10.6 million on the partial extinguishment of secured commercial loans to local financial institutions as a result of a series of agreements reached with Doral Financial Corporation (“Doral”). On May 25, 2006, the Corporation entered into a series of credit agreements with Doral to document as secured borrowings the loan transfers between the parties that previously had been accounted for incorrectly as sales. The terms of the credit agreements specified: (1) a floating interest payment based on a spread over 90-day LIBOR subject to a cap; (2) an amortization schedule tied to the scheduled amortization of the underlying mortgage loans subject to a maximum maturity of 10 years; (3) mandatory prepayments as a result of actual prepayments from the underlying mortgages; and (4) an option to Doral to prepay the loan without penalty at any time.
     On May 31, 2006, First BanCorp received a cash payment from Doral, substantially reducing the balance of approximately $2.9 billion in secured commercial loans to approximately $450 million as of that date. In connection with the repayment, the Corporation and Doral entered into a sharing agreement on May 25, 2006 with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that previously collateralized the commercial loans. First BanCorp agreed to reimburse Doral for 40% of the net losses incurred by Doral as a result of sales of the mortgages, subject to certain conditions and subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages. As a result of the loss sharing agreement and the partial extinguishment of the commercial loans by Doral, the Corporation recorded a net loss of $10.6 million composed of losses realized as part of the sharing agreement and the difference between the carrying value of the loans and the net payment received from Doral.
     Mortgage banking activities income decreased by $1.5 million for 2006 compared to 2005. The decrease in 2006 was principally due to a $1.0 million lower-of-cost-or-market negative valuation adjustment to the Corporation’s loans held for sale portfolio as a result of increases in long-term interest rates coupled with a lower volume of mortgage loan sales.
     Insurance income for 2006 increased by $1.8 million or 19% compared to the same period in 2005. The increase for 2006 was due to an increase in the volume of business through cross-selling strategies, marketing efforts and the strategic locations of the Corporation’s insurance offices.
     Service charges on deposit accounts and other service charges on loans increased by $0.8 million and $0.5 million, respectively, during 2006 compared to 2005. The increase for 2006 primarily reflects a larger volume of accounts and transactions during 2006.
     Net loss on investments for 2006 amounted to $8.2 million compared to a net gain of $12.3 million for the same period in 2005. The decrease in 2006 was principally due to a lower volume of sales coupled with a net increase of $6.9 million in other-than-temporary impairments in the Corporation’s investment portfolio related to certain equity securities. Management concluded that the declines in value of the securities were other-than-temporary, as such the cost basis of these securities was written down to the market value as of the date of the analysis. Management evaluates investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist.
2005 compared to 2004
     For 2005, non-interest income increased by $3.5 million as compared to 2004. The increase in non-interest income in 2005, compared to 2004, was mainly attributable to increases of $3.0 million in commission income from the Corporation’s insurance business, $2.4 million in other service charges on deposit accounts and loans, and $8.6 million in net gains on investments, partially offset by an increase in other-than-temporary impairment charges of $5.7 million in the Corporation’s investment portfolio and a decrease of $5.5 million in gain on sale of credit card portfolio.
     Insurance income for 2005 increased by $3.0 million or 47% compared to 2004. The increase for 2005 was due to an increased in volume of business through cross-selling strategies, marketing efforts and the strategic locations of the Corporation’s insurance offices.

     Other service charges on loans and service charges on deposit accounts increased by $1.5 million or 39% and $0.9 million or 8%, respectively, during 2005 compared to 2004. The increase was due to a larger volume of accounts and transactions during 2005. The increase was also driven by the acquisition of FirstBank Florida.
     Mortgage banking activities income decreased by $0.1 million for 2005 compared to 2004. The decrease in 2005 was principally due to a $0.4 million lower-of-cost-or-market adjustment to the Corporation’s loans held for sale portfolio as a result of increases in long-term interest rates. Mortgage banking activities income also includes gains on sale of residential mortgage loans. Gain on sale of mortgage loans amounted to $3.6 million in 2005 and 2004. During the first quarter of 2005, the Corporation entered into an arrangement with another unrelated financial institution (the “Counterparty”) in which, in substance, the parties agreed to sell and purchase similar mortgage loan portfolios. Pursuant to this arrangement, the Corporation purchased mortgage loans with an aggregate unpaid principal balance of $87.2 million for $88.9 million in March 2005. In April and May of 2005, the Corporation sold to the Counterparty mortgage loans with aggregate unpaid principal balances of $60.0 million and $29.7 million, for $61.1 million and $30.3 million, respectively, resulting in gains on the sales of $1.3 million and $0.6 million, respectively. Since the Corporation retained the servicing on the mortgage loans sold to the Counterparty, it also recognized a servicing asset of $1.2 million. The Corporation entered into these transactions because, among other reasons, the transactions were consistent with its business objectives of developing a mortgage-banking business that would provide its liquidity as well as new sources for its acquisition of mortgage loans. Notwithstanding that the transactions were in substance the purchase and sale of similar mortgage loan portfolios, generally accepted accounting principles require that the transactions be treated as a separate purchase and a separate sale.
     Other commissions and fees income during 2005 decreased by $1.1 million compared to 2004. The decrease in 2005 was mainly due to a decrease in fees as a result of a decrease in consulting services provided by the Corporation to the Government Development Bank of Puerto Rico for the issuance of local bonds.
     The gain on the sale of credit card portfolio in 2004 results from portfolios sold pursuant to a strategic alliance agreement reached with a US financial institution in 2003.
     Net gains on investments, excluding other-than-temporary impairments, resulted mainly from the sale of a substantial portion of the Corporation’s equity portfolio held at one of the international banking entities at gains of approximately $20.7 million. The proceeds from the sale of equity securities and other funds available at the Corporation’s holding company were used to make a $110.0 million capital contribution to FirstBank Puerto Rico at the end of 2005. During 2005, the Corporation recorded other-than-temporary impairments on three equity securities held in portfolio amounting to $8.4 million. Management concluded that the declines in value of the securities were other-than-temporary; as such the cost basis of these securities was written down to the market value as of the date of the analyses. Management evaluates investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist.
Non-Interest Expense
     Non-interest expenses amounted to $288.0 million for 2006 as compared to $315.1 million for 2005 and $180.5 million for 2004. The following table presents the components of non-interest expenses:

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)
Employees’ compensation and benefits	$127,523	$102,078	$82,440
Occupancy and equipment	54,440	47,582	39,430
Deposit insurance premium	1,614	1,248	979
Other taxes, insurance and supervisory fees	17,881	14,071	11,615
Professional fees — recurring	11,455	7,317	4,165
Professional fees — restatement related and other nonrecurring	20,640	6,070	—
Servicing and processing fees	7,297	6,573	2,727
Business promotion	17,672	18,718	16,349
Communications	9,165	8,642	7,274
Provision for contingencies	—	82,750	—
Other	20,276	20,083	15,501

Total	$287,963	$315,132	$180,480

2006 compared to 2005
     Non-interest expense for 2006 decreased by $27.2 million compared to 2005. Non-interest expense for 2005 includes accruals of $74.25 million and $8.5 million for possible settlement of class action lawsuits and the SEC investigation, respectively, relating to the Corporation’s restatement. Excluding these accruals, non-interest expense during 2006 increased by $55.6 million compared to 2005. The increase was mainly due to increases in employees’ compensation and benefits, occupancy and equipment and professional fees.
     Employees’ compensation and benefits increased in 2006 by $25.4 million or 25% as compared to 2005. The increase is mainly attributable to increases in average salary and employee benefits and headcount from approximately 2,700 employees as of December 31, 2005, to approximately 3,000 employees as of December 31, 2006. The increase in headcount was mostly attributable to increases associated with the Corporation’s loan origination and deposit gathering efforts, in particular FirstBank Puerto Rico, FirstBank Florida, FirstMortgage, and the Corporation’s small loan company as well as increases in support areas, in particular audit and compliance, credit risk management, finance and accounting and information technology and banking operations. The increase was also attributable to the implementation of SFAS 123R and the expensing of the fair value of stock options given to employees. During 2006, the Corporation recorded $5.4 million in stock-based compensation expense.
     Occupancy and equipment expenses increased during 2006 by $6.9 million or 14% compared to 2005. The increase in occupancy and equipment expenses in 2006 as compared to 2005 is primarily attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices. The increase also reflects higher electricity costs and the additional operating costs from the acquisition of FirstBank Florida.
     Other taxes, insurance and supervisory fees increased during 2006 by $3.8 million or 27% compared to 2005. During 2006, the Corporation experienced increased insurance costs mainly related to increases in rate and coverage of directors’ and officers’ liability insurance and expensed a higher amount of municipal and property taxes, as compared to 2005.
     Professional fees expenses increased during 2006 by $18.7 million compared to 2005. The increase for 2006 was primarily due to legal, accounting and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings which amounted to $20.6 million in 2006 compared to $6.1 million in 2005.
     Following the announcement of the Corporation’s Audit Committee review, the Corporation and certain of its current and former officers were named as defendants in separate class action suits filed late in 2005. The securities class actions were consolidated. Based on available evidence and discussions with the lead plaintiff, the Corporation accrued $74.25 million in the 2005 financial statements for a possible settlement of the class action. Subsequently, in 2007, the Corporation reached an agreement in principle and signed a memorandum of understanding with the lead plaintiff. The agreement specified a payment of $74.25 million by the Corporation and is subject to approval by the United States District Court for the District of Puerto Rico.
     In addition, the Corporation held discussions with the staff of the SEC regarding a possible resolution to its investigation of the Corporation’s restatement, and accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Corporation. Any settlement is subject to the approval of the SEC. There can be no assurance that the Corporation’s efforts to resolve the SEC’s investigation with respect to the Corporation will be successful, or that the amount accrued will be sufficient, and the Corporation cannot predict at this time the timing or final terms of any settlement. Both the SEC and class action contingencies were presented in the 2005 Statement of Income as provision for contingencies.
2005 compared to 2004
     Non-interest expense for 2005 increased by $134.7 million compared to 2004. The increase in non-interest expense was mainly due to increases in provision for contingencies, employees’ compensation and benefits, occupancy and equipment and professional fees.
     For 2005, as discussed above, non-interest expense included accruals of $74.25 million and $8.5 million for possible settlements of class action lawsuits and SEC investigation, respectively, as a result of the Corporation’s restatement.
     Employees’ compensation and benefits increased in 2005 as compared to 2004 by $19.6 million or 24%. The increase is mainly attributable to increases in average salary and employee benefits and headcount from approximately 2,300 employees as of December 31, 2004 and to approximately 2,700 persons as of December 31, 2005 mainly to support the growth in operations and from the acquisition of FirstBank Florida in 2005.
     The increase of $8.2 million or 21% in occupancy and equipment expenses in 2005 as compared to 2004 was primarily attributable to increases in costs associated with the expansion of Corporation’s branch network and loan origination offices. The increase in 2005 also includes higher electricity costs and the acquisition of FirstBank Florida.
     Professional fees for 2005 increased by approximately $9.2 million when compared to 2004. The increase for 2005 was primarily due to legal, accounting and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal proceedings which amounted to approximately $6.1 million in 2005.
Income Tax Provision
     The income tax provision includes Puerto Rico and Virgin Islands income taxes as well as applicable federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation in the United States and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to United States Virgin Islands taxes on its income from sources within this jurisdiction. However, any tax paid, subject to certain conditions and limitations, is creditable against the Corporation’s Puerto Rico tax liability.
     Under the Puerto Rico tax code, First BanCorp is subject to a maximum statutory tax rate of 39%, except for years 2005 and 2006, in which a temporary tax of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved the temporary tax of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico signed Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as FirstBank. The Puerto Rico tax code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with gains on sale of investments held by the international banking entity units (IBE) of the Corporation and the Bank and by the Bank’s subsidiary FirstBank Overseas Corporation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by the IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank must pay income tax at normal rates to the extent that the IBEs’ net income exceeds predetermined percentages of the bank’s total net taxable income. Such limitations were 30% of total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of such total net taxable income for taxable years commencing thereafter.
     The income tax provision amounted to $27.4 million (for an effective tax rate of 24%) for 2006 as compared to $15.0 million (for an effective tax rate of 12%) for 2005, and $46.5 million (for an effective tax rate of 21%) in 2004.
     For additional information relating to income taxes, see Note 25 to the Corporation’s financial statements.
2006 compared to 2005
     The income tax provision for 2006 increased by $12.4 million compared to 2005. The increase in 2006 as compared to 2005 was mainly due to a decrease in deferred tax benefits of $28.5 million mainly due to deferred tax benefits recorded in 2005 related to the possible class action lawsuit settlement that was partially offset by a decrease in the current tax provision due to lower taxable income.
     The Corporation evaluated its ability to realize the deferred tax asset and concluded, based on available evidence, that it is more likely than not that some of the deferred tax assets will not be realized and thus, established a valuation allowance of $6.1 million. As of December 31, 2006, the deferred tax asset, net of the valuation allowance, amounted to approximately $162.1 million compared to $130.1 million as of December 31, 2005, including a valuation allowance of $3.2 million.
     The current income tax provision of $59.2 million in 2006 decreased by $16.1 million compared to 2005. The decrease in 2006 as compared to 2005 was mainly due to a decrease in taxable income partly offset by a change in the proportion of exempt and taxable income as a result of increases in the Corporation’s taxable income generated from the Corporation’s loan portfolios and decreases in tax exempt income mainly from the Corporation’s investment portfolios and by an increase in non-qualifying IBE income that under current legislation were taxed at regular rates. As discussed above, income from IBEs that operate as a unit of a bank that exceed certain thresholds are taxed at regular income tax rates. The current income tax provision was also impacted by the temporary surtax of 2.0% over FirstBank’s net taxable income, explained above, which resulted in an additional income tax provision of $1.7 million.
     The income tax provision includes total deferred income tax benefits of $31.7 million and $60.2 million for 2006 and 2005, respectively, which are mainly attributable to temporary differences related to the aforementioned unrealized losses on derivative instruments and class action lawsuit settlement.

2005 compared to 2004
     The income tax provision for 2005 decreased by $31.5 million compared to 2004. The decrease in 2005 as compared to 2004 was mainly due to total deferred tax benefits of $60.2 million recognized during the year mainly composed of $30.1 million as a result of unrealized losses on derivative instruments, $29.0 million as a result of accrued amount for class action settlement and $3.7 million as a result of increases in the allowance for loan losses, net of increases in the current tax provision.
     The current income tax provision amounted to $75.2 million, compared to $53.0 million in 2004. The increase in the current income tax provision for 2005, when compared to 2004, is attributable to significant increases in the Corporation’s taxable income generated from the loan portfolios. The change in the proportion of exempt and taxable income resulted in a higher current tax. In addition, the current provision was impacted by the temporary surtax of 2.5% over net taxable income, explained above, which resulted in an additional income tax provision of $3.6 million.
     The income tax provision includes total deferred income tax benefits of $60.2 million and $6.5 million for 2005 and 2004, respectively, which are mainly attributable to temporary differences related to the above referred allowance for loan and lease losses, unrealized losses on derivative instruments and to the class action-related liability recorded as of December 31, 2005.
OPERATING SEGMENTS
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by legal entities. As of December 31, 2006, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. For information regarding First BanCorp’s reportable segments, please refer to note 31 “Segment Information” to the Corporation’s financial statements for the year ended December 31, 2006 included in Item 8 of this Form 10-K.
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies” to the Corporation’s financial statements for the year ended December 31, 2006 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan losses, other income and direct operating expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
     The only intersegment transactions are the net transfer of funds by the Treasury and Investment and Consumer (Retail) segments to other segments. The Treasury and Investment segment loans funds to the Consumer; Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows funds from those segments. The Consumer segment also loans funds to other segments. The interest rates charged or credited by Investment and Treasury and the Consumer segment are allocated based on market rates that match the expected maturity and/or re-pricing of the segment’s assets and liabilities. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.
Consumer
     The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. Loans to consumers include auto, credit card and personal loans. Deposit products include checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.
     Consumer lending growth has been mainly driven by auto loan originations. The growth of these portfolios has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation continues to strengthen the commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation and are managed as part of the consumer banking activities.
     Personal loans and, to a lesser extent, marine financing and a small credit card portfolio also contribute to interest income generated on consumer lending. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards.

     The highlights of the Consumer segment financial results for the year ended December 31, 2006 include the following:
•	Segment income before taxes for the year ended December 31, 2006 was $139.6 million compared to $112.5 million and $82.4 million for the years ended December 31, 2005 and 2004, respectively.

•	Net interest income for the year ended December 31, 2006 was $238.5 million compared to $200.8 million and $152.0 million for the years ended December 31, 2005 and 2004, respectively. The increase in net interest income for the year 2006 as compared to 2005 and when comparing 2005 to 2004 was mainly driven by the increase in the average volume of interest-earning assets primarily due to higher balances in the auto and personal loans portfolio.

•	The provision for loan and lease losses for the year 2006 increased by $1.5 million compared to the same period in 2005 and $6.6 million when comparing 2005 with the same period in 2004. The increase in the provision for loan and lease losses was mainly due to growth in the segment’s auto and personal loan portfolio coupled with increasing trends in non-performing loans and charge-offs experienced during 2006 and 2005. The Corporation’s net charge-offs were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.

•	Non-interest income for the year ended December 31, 2006 was $23.5 million compared to $23.1 million and $24.6 million for the years ended December 31, 2005 and 2004, respectively.

•	Direct non-interest expenses for the year ended December 31, 2006 were $86.9 million compared to $77.3 million and $66.8 million for the years ended December 31, 2005 and 2004, respectively. The increase in direct operating expense for 2006 and 2005 was mainly due to increases in employees’ compensation and benefits and occupancy and equipment. The increase in employees’ compensation and benefits was mainly due to increases in the headcount in the Corporation’s retail bank branch network coupled with increases in average salary and employee benefits to support the growth of the segment.
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
     For commercial segment, the Corporation follows a strategy aimed to cater the customer needs in the commercial loans middle market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. Starting in 2005, the Corporation expanded its distribution network and participation in the commercial loans middle market segment by focusing on customers with financing needs up to $5 million. The Corporation established 4 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     The highlights of the Commercial and Corporate Banking segment financial results for the year ended December 31, 2006 include the following:
•	Segment income before taxes for the year ended December 31, 2006 was $123.8 million compared to $145.9 million and $91.5 million for the years ended December 31, 2005 and 2004, respectively.

•	Net interest income for the year ended December 31, 2006 was $154.7 million compared to $153.5 million and $106.9 million for the years ended December 31, 2005 and 2004, respectively. The increase in net interest income for the year 2006 was mainly driven by an increase in net interest margin partially offset by a decrease in the average volume of interest-earning assets. The decrease in the segment’s average volume of interest-earning assets was mainly due to the substantial partial repayment of $2.4 billion received from Doral in May 2006 that reduced the segment’s outstanding secured commercial loan from local financial institutions. The repayment also reduced the Corporation’s loans-to-one borrower exposure. The increase in net interest income in 2005 as compared to 2004 is mainly attributed to a significant increase in the average volume of segment loans at higher rates.

•	The provision for loan and lease losses for the year 2006 was $7.9 million compared to $2.7 million and $14.1 million for the years 2005 and 2004, respectively. The increase in the provision for loan and lease losses for 2006, compared to 2005, was mainly due to growth in the Corporation’s commercial portfolio coupled with increasing trends in non-performing loans and charge-offs experienced during 2006. The decrease in the provision during 2005 as compared to 2004 was primarily attributable to the seasoning of the corporate commercial loans portfolio and to a decrease in the specific reserve allocated to a commercial loan based on new facts that satisfied the Corporation as to the ultimate recoverability of the loan.

•	Total non-interest income for the year ended December 31, 2006 resulted on a gain of $4.6 million compared to a gain of $5.6 million and $6.9 million for the years ended December 31, 2005 and 2004, respectively. The fluctuation in non-interest income for 2006, as compared to 2005, was mainly attributable to a net loss of $10.6 million on the partial extinguishment of a secured commercial loan to a local financial institution.

•	Direct non-interest expenses for 2006 were $16.9 million compared to $10.5 million and $8.1 million for the years 2005 and 2004, respectively. The increase in direct operating expense for 2006 was mainly due to increases in employees’ compensation and benefits primarily due to the full deployment of the Corporation’s middle-market business strategy, increases in average salary and employee benefits to support the growth of the segment. The staffing of the middle market regional offices was done during 2005 with the full year salary expense effect in 2006.

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
     The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. From time to time, residential real estate conventional conforming loans are directly sold to Fannie Mae and Freddie Mac, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for Fannie Mae or Freddie Mac-issued mortgage-backed securities, which the Corporation sells to investors.
     The highlights of the Mortgage Banking segment financial results for the year ended December 31, 2006 include the following:
•	Segment income before taxes for the year ended December 31, 2006 was $24.4 million compared to $25.5 million and $18.7 million for the years ended December 31, 2005 and 2004, respectively.

•	Net interest income for the year ended December 31, 2006 was $43.4 million compared to $39.0 million and $27.7 million for the years ended December 31, 2005 and 2004, respectively. The increase in net interest income for the year 2006 and 2005 was mainly driven by the increase in the average outstanding balance of mortgage loans, the increase from a higher average volume in 2006 was offset in part by a reduction in net interest margin due to the flattening of the yield curve and by a significantly higher balance of non-accruing loans.

•	The provision for loan and lease losses for the year 2006 was $4.0 million compared to $2.1 million and $0.6 million for the years December 31, 2005 and 2004, respectively. The increase in the provision for loan and lease losses was mainly due to growth in the segment’s portfolio coupled with increasing trends in non-performing loans.

•	Non-interest income for the year ended December 31, 2006 was $2.5 million compared to $3.9 million and $4.0 million for the years ended December 31, 2005 and 2004, respectively. The decrease in non-interest income for 2006 was mainly attributable to a lower-of-cost-or-market negative adjustment of $1.0 million to the segment’s loans held-for-sale portfolio as a result of increases in long-term interest rates.

•	Direct non-interest expenses for 2006 were $17.5 million compared to $15.4 million and $12.4 million for the years 2005 and 2004, respectively. The increase in direct operating expense for 2006 was mainly due to increases in employees’ compensation and benefits mainly due to increases in average salary and employee benefits to support the growth of the segment. The Corporation continued to commit substantial resources to this segment with the goal of becoming a leading institution in the highly competitive residential mortgage loans market.
Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions designed to manage and enhance liquidity. This segment sells funds to the Commercial and Corporate Banking, Mortgage Banking, and Consumer Lending segments to finance their lending activities and purchases funds gathered by those segments. The interest rates charged or credited by Treasury and Investments are based on market rates.
     The highlights of the Treasury and Investments segment financial results for the year ended December 31, 2006 include the following:
•	Segment income before taxes for the year ended December 31, 2006 resulted in a loss of $79.2 million compared to a loss of $12.8 million and a gain of $79.7 million for the years ended December 31, 2005 and 2004, respectively.

•	Net interest income for the year ended December 31, 2006 resulted in a loss of $63.2 million compared to a loss of $20.7 million and a gain of $71.8 million for the years ended December 31, 2005 and 2004, respectively. The decrease in net interest income for the year 2006 was mainly driven by negative changes in the valuation of derivative instruments, mainly interest rate swaps that hedge designated and undesignated brokered CDs in 2006, changes in net payments on interest rate swaps included as part of interest expense, and a reduction in net interest margin due to the flattening of the yield curve. The decrease in net interest margin for 2006 was also attributable to the payment of $2.4 billion received from a local financial institution. Proceeds from the repayment were invested temporarily in short-term investment at zero or negative margin, reducing the segment’s net interest margin. During the second half of 2006, the Corporation used a part of the repayment proceeds to repay higher rate outstanding brokered CDs that matured.

•	Non-interest income for the year ended December 31, 2006 resulted on a loss of $8.3 million compared to a gain of $12.9 million and $11.1 million for the years ended December 31, 2005 and 2004, respectively. The decrease in non-interest income for 2006 was mainly attributable to an increase in other-than-temporary impairment charges of $6.9 million in the Corporation’s investment portfolio when compared to 2005.

•	Direct non-interest expenses for 2006 were $7.7 million compared to $5.0 million and $3.2 million for the years 2005 and 2004, respectively. The increase in direct operating expense for 2006 was mainly due to increases in employees’ compensation and benefits.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Financial Condition
     The following table presents an average balance sheet of the Corporation for the following years:

December 31,	2006	2005	2004
(Dollars in thousands)
Assets
Interest-earning assets:
Money market investments	$1,444,533	$636,114	$308,962
Government obligations	2,827,196	2,493,725	2,061,280
Mortgage-backed securities	2,540,394	2,738,388	2,729,125
Corporate bonds	8,347	48,311	57,462
FHLB stock	26,914	71,588	56,698
Equity securities	27,155	50,784	43,876

Total investments	6,874,539	6,038,910	5,257,403

Residential real estate loans	2,606,664	1,813,506	1,127,525
Construction loans	1,462,239	710,753	379,356
Commercial loans	5,593,018	7,171,366	5,079,832
Finance leases	322,431	243,384	183,924
Consumer loans	1,783,384	1,570,468	1,244,386

Total loans	11,767,736	11,509,477	8,015,023

Total interest-earning assets	18,642,275	17,548,387	13,272,426
Total non-interest-earning assets (1)	540,636	452,652	348,712

Total assets	$19,182,911	$18,001,039	$13,621,138

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing checking accounts	$371,422	$376,360	$317,634
Savings accounts	1,022,686	1,092,938	1,020,228
Certificates of deposit	10,479,500	8,386,463	5,065,390

Interest bearing deposits	11,873,608	9,855,761	6,403,252
Other borrowed funds	4,543,262	5,001,384	4,235,215
FHLB advances	273,395	890,680	1,056,325

Total interest-bearing liabilities	16,690,265	15,747,825	11,694,792
Total non-interest-bearing liabilities	1,294,563	976,705	799,114

Total liabilities	17,984,828	16,724,530	12,493,906
Stockholders’ equity:
Preferred stock	550,100	550,100	550,100
Common stockholders’ equity	647,983	726,409	577,132

Stockholders’ equity	1,198,083	1,276,509	1,127,232

Total liabilities and stockholders’ equity	$19,182,911	$18,001,039	$13,621,138

(1)	Includes the allowance for loan and lease losses and unrealized gains or losses on investment securities available-for-sale.

     The Corporation’s total average assets were $19.2 billion and $18.0 billion as of December 31, 2006 and 2005, respectively; an increase in 2006 of $1.2 billion or 7% over 2005. As of December 31, 2006, the increase in average assets compared to 2005 was mainly due to: (1) an increase of $808.4 million in money market instruments due to the repayment of $2.4 billion received from a local financial institution; (2) an increase of $793.2 million in residential real estate loans; (3) an increase of $751.5 million in construction loans; and (4) an increase of $212.9 million in consumer loans. These positive variances were partially offset by a decrease of $1.6 billion in commercial loans mainly due to the repayment of $2.4 billion received from a local financial institution. For 2005, the Corporation’s average assets increased by $4.4 billion or 32% compared to average balances during 2004. The increase was mainly attributable to increases in total loans in particular commercial, construction and consumer loans, and total investments, in particular money market instruments and government obligations.
     The Corporation’s total average liabilities were $18.0 billion and $16.7 billion as of December 31, 2006 and 2005, respectively; an increase in 2006 of $1.3 billion or 8% over 2005. As of December 31, 2006, the increase in average liabilities compared to 2005 was mainly due to increases in brokered CDs partially offset by decreases in other borrowed funds and FHLB advances. The increase in brokered CDs and decrease in FHLB advances was partly due to the Corporation’s decision to replace FHLB advances as these matured since the collateral was under evaluation. During 2005, the FHLB evaluated the eligibility of collateral that secured the commercial loans to local financial institutions and concluded that such collateral was not eligible to secure advances from the FHLB. For 2005, the Corporation’s average liabilities increased by $4.2 billion or 34% compared to average balances during 2004. The increase was mainly attributable to increases in brokered CDs and other borrowed funds.
Assets
     The Corporation’s total assets as of December 31, 2006 amounted to $17.4 billion, a decrease of $2.5 billion from $19.9 billion as of December 31, 2005. The decrease in total assets as of December 31, 2006 was mainly the result of a decrease in total loans of $1.4 billion and a decrease of $1.1 billion in total investments including money market instruments. The decrease in the Corporation’s loans portfolio was mainly due to the substantial partial repayment of $2.4 billion from Doral that reduced the Corporation’s outstanding secured commercial loan from local financial institutions. The repayment also reduced the Corporation’s loans-to-one borrower exposure. The Corporation temporarily invested the proceeds from the repayment in short-term investments. During the second half of 2006, the Corporation used a substantial amount of the repayment proceeds to repay outstanding brokered CDs, as these matured during the third and fourth quarter of 2006.
     The decrease in investment securities was due to the Corporation’s decision not to reinvest in investment securities the payments received upon maturities and prepayments of the Corporation’s investment portfolio, mainly mortgage-backed securities. Proceeds from prepayments and maturities of investment securities were utilized to fund growth in higher yielding loans and to pay down maturing brokered CDs and repurchase agreements. The Corporation’s decision to deleverage its balance sheet was influenced, among other things, by the flat to inverted yield curve. As a result, the Corporation decided to repay higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an effective interest rate lower than the Corporation’s cost of funds.
Loans Receivable
     The following table presents the composition of the loan portfolio including loans held for sale as of year-end for each of the last five years.

		% of		% of		% of		% of		% of
December 31,	2006	Total	2005	Total	2004	Total	2003	Total	2002	Total
	(Dollars in thousands)		(Dollars in thousands)
Residential real estate loans, including loans held for sale	$2,772,630	25%	$2,346,945	18%	$1,322,650	14%	$1,023,188	15%	$896,252	16%

Commercial mortgage	1,215,040	11%	1,090,193	9%	690,900	7%	683,766	10%	651,798	11%
Construction loans	1,511,608	13%	1,137,118	9%	398,453	4%	328,175	5%	259,052	5%
Commercial loans	2,698,141	24%	2,421,219	19%	1,871,851	19%	1,623,964	23%	1,427,086	25%
Commercial loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	932,013	8%	3,676,314	29%	3,841,908	40%	2,061,437	29%	1,119,532	20%

Total commercial loans	6,356,802	56%	8,324,844	66%	6,803,112	70%	4,697,342	67%	3,457,468	61%
Finance leases	361,631	3%	280,571	2%	212,234	2%	159,696	2%	142,421	3%
Consumer loans	1,772,917	16%	1,733,569	14%	1,359,998	14%	1,160,829	16%	1,138,882	20%

Total	$11,263,980	100%	$12,685,929	100%	$9,697,994	100%	$7,041,055	100%	$5,635,023	100%

Lending Activities
     Total loans receivable decreased by $1.4 billion in 2006 when compared to 2005 due to the repayment by Doral and normal loan portfolio repayments partially offset by new originations. As shown in the table above, the 2006 loans portfolio was comprised of commercial (56%), residential real estate (25%), and consumer and finance leases (19%). Of the total loans of $11.3 billion for 2006, approximately 78% have credit risk concentration in Puerto Rico, 14% in the United States and 8% in the Virgin Islands.
     First BanCorp relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation supplements its residential mortgage originations with wholesale servicing release purchases from small mortgage bankers. For purpose of the following presentation, the Corporation excludes commercial loans to local financial institutions from loan production data because it believes this approach provides a better representation of the Corporation’s commercial production capacity.
     The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses for the dates indicated:

	For the year ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)
Beginning balance	$12,537,930	$9,556,958	$6,914,677	$5,523,111	$4,215,903
Residential real estate loans originated and purchased	908,846	1,372,490	765,486	546,703	265,599
Construction loans originated and purchased	961,746	1,061,773	309,053	259,684	161,933
Commercial loans originated and purchased	2,031,629	2,258,558	1,014,946	924,712	581,301
Secured commercial loans disbursed to local financial institutions	—	681,407	2,228,056	1,258,782	726,250
Finance leases originated	177,390	145,808	116,200	67,332	54,750
Consumer loans originated and purchased	807,979	992,942	746,113	583,083	443,154

Total loans originated and purchased (1)	4,887,590	6,512,978	5,179,854	3,640,296	2,232,987
Sales and securitizations of loans	(167,381)	(118,527)	(180,818)	(228,824)	(80,446)
Repayments and prepayments	(6,022,633)	(3,803,804)	(2,263,043)	(1,938,301)	(753,524)
Other increases (decreases)(2)(3)	(129,822)	390,325	(93,712)	(81,605)	(91,809)

Net (decrease) increase	(1,432,246)	2,980,972	2,642,281	1,391,566	1,307,208

Ending balance	$11,105,684	$12,537,930	$9,556,958	$6,914,677	$5,523,111

Percentage (decrease) increase	-11.42%	31.19%	38.21%	25.20%	31.01%

(1)	Loan origination for 2002 includes $435 million acquired from JPMorgan Chase VI.

(2)	Includes the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral.

(3)	For 2005, includes $470 million of loans acquired as part of the Ponce General acquisition.
Residential Real Estate Loans
     Residential real estate loan production and purchases for the year ended December 31, 2006 decreased by $463.6 million, compared to the same period in 2005 and increased by $143.4 million, compared to the same period in 2004. The decrease in mortgage loan production for 2006 compared to 2005 was mainly attributable to higher rates, deteriorating economic conditions in Puerto Rico, competition from other financial institutions, and changes to the Corporation’s and stricter underwriting standards. The Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of worsening macroeconomic conditions in Puerto Rico. The implementation of these standards contributed to the reduction in the Corporation’s mortgage loan originations.
     Residential real estate loans represent 19% of total loans originated and purchased for 2006, with the residential mortgage loans balance increasing by $425.7 million, from $2.3 billion in 2005 to $2.8 billion in 2006. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loans originations continued to be driven by FirstMortgage, Inc., the mortgage loan origination subsidiary (“FirstMortgage”). The Corporation continued to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. The Corporation established FirstMortgage as a stand-alone subsidiary in 2003. As of December 31, 2006, FirstMortgage had a distribution network of 35 mortgage centers, including stand-alone centers and offices located within FirstBank Puerto Rico branches. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group, launched in 2005, focuses on building relationships with realtors by providing resources, office amenities and personnel, to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage multi-channel strategy has proven effective in capturing business.
     Commercial and Construction Loans
     In recent years, the Corporation has emphasized commercial lending activities and continues to penetrate this market. A substantial portion of this portfolio is collateralized by real estate. Total commercial loans originated and purchased amounted to $3.0 billion for 2006, an increase of $327.0 million when compared to originations during 2005, for total commercial loans of $8.3 billion at December 31, 2005. As a result of strong originations net of prepayments and maturities, the commercial loans balance, excluding secured commercial loans to local financial institutions, increased by $0.8 billion, from $4.6 billion as of December 31, 2005 to $5.4 billion as of December 31, 2006. The Corporation’s subsidiary bank loan agency in Florida accounted for a substantial portion of the construction loans increase during 2005 and 2006. Loans disbursed by the agency for the years ended December 31, 2006 and 2005 amounted to $648.5 million and $746.9 million, respectively.
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
     The Corporation’s commercial loans are primarily variable and adjustable rate loans. Commercial loan originations come from existing customers as well as through referrals and direct solicitations. The Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. Starting in 2005, the Corporation expanded its distribution network and participation in the commercial loans middle market segment by focusing on customers with financing needs up to $5 million. The Corporation established 4 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     The Corporation has a significant lending concentration of $509.1 million in one mortgage originator in Puerto Rico, Doral Financial Corporation, as of December 31, 2006. The Corporation has outstanding $422.9 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G”), for total loans to mortgage originators amounting to $932.0 million as of December 31, 2006. These commercial loans are secured by 10,307 individual mortgage loans on residential and commercial real estate with an average principal balance of $90,425 each. The mortgage originators have always paid the loans in accordance with their terms and conditions. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit). In May 2006, FirstBank Puerto Rico received a cash payment from Doral Financial Corporation of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan to that institution. As part of the Consent Orders imposed on the Corporation and FirstBank by their regulators, the Corporation has continued working on the reduction of these exposures with both financial institutions.
     In February 2007, the Corporation entered into a series of credit agreements with R&G relating to prior transactions originally treated as purchases of mortgages and pass-through trust certificates from R&G subsidiaries. First, R&G and First BanCorp entered into a credit agreement totaling $271 million to document as secured borrowings the loan transfers between the parties that previously had been accounted for incorrectly as sales. The terms of the agreement specified a 5-year term loans at an interest rate of 150 basis points over 90-day LIBOR, which adjusts quarterly. The loan has an overcollaterization ranging from 3% to 11% depending on the type of each individual loan. In addition, R-G Premier Bank of Puerto Rico, R&G Financial Corporation’s wholly owned Puerto Rico commercial bank subsidiary, repaid approximately $50 million of the commercial secured borrowing with the Corporation. Second, the Corporation and R-G Crown Bank, R&G’s wholly owned Florida thrift subsidiary, agreed to restructure various agreements involving approximately $189 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements deleted or modified any previous conditions that precluded accounting for the transactions as purchases or sales. The agreements enabled First BanCorp to fulfill one of the remaining requirements of the Consent Orders.

     Consumer Loans
     Consumer loan originations and purchases are principally driven through the Corporation’s retail network. For the year ended December 31, 2006, consumer loan originations amounted to $808.0 million, a decrease of $185.0 million or 19% compared to the same period in 2005. The decrease in consumer loan origination was mainly attributable to lower volume of business due to the adverse economic conditions of Puerto Rico. Consumer loan originations were mainly driven by auto loan originations. Management finds the auto market attractive. The growth of this portfolio has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations.
     The above mentioned strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation will continue to strengthen the commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation.
     Personal loans and, to a lesser extent, marine financing and a small credit card portfolio also contribute to interest income generated from consumer lending. Management plans to continue to be active in the consumer loan market applying the Corporation’s strict underwriting standards.
     Finance Leases
     Finance leases originations, which are mostly composed of loans to individuals to finance the acquisition of motor vehicles, increased by $31.6 million or 22% to $177.4 million during 2006 compared to 2005. As a result, portfolio balances increased by $81.1 million in 2006. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets. The Corporation’s credit risk exposure for this portfolio is similar to the credit exposure of an auto loan portfolio.
Investment Activities
     The Corporation’s investment portfolio as of December 31, 2006 amounted to $5.5 billion, a decrease of $1.2 billion when compared with the investment portfolio of $6.7 billion as of December 31, 2005. The decrease in investment securities resulted mainly from prepayments and maturities received from the Corporation’s investment portfolio, mainly mortgage-backed and the Corporation’s decision to de-leverage its balance sheet. The Corporation’s decision to de-leverage its balance sheet was influenced, among other things, by the flat to inverted yield curve. As a result, the Corporation decided to repay higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an effective interest rate lower than the Corporation’s cost of funds.
     Total purchases of investment securities, excluding those invested on a short-term basis (money market investments) during 2006 amounted to approximately $672.9 million and were composed mainly of mortgage-backed securities in the amount of $233.2 million with a weighted average coupon of 5.70% and government agency securities and U.S. Treasury securities in the amount of $437.2 million with a weighted average coupon of 4.86%.
     The following table presents the carrying value of investments as of December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Money market investments	$456,470	$1,224,791

Investment securities held-to-maturity:
U.S. Government and agencies obligations	2,258,040	2,190,714
Puerto Rico Government obligations	31,716	14,163
Mortgage-backed securities	1,055,375	1,233,711
Corporate bonds	2,000	—

	3,347,131	3,438,588

Investment securities available-for-sale:
U.S. Government and agencies obligations	403,592	389,650
Puerto Rico Government obligations	25,302	25,006
Mortgage-backed securities	1,253,853	1,478,720
Corporate bonds	4,961	25,381
Equity securities	12,715	29,421

	1,700,423	1,948,178

Other equity securities	40,159	42,368

Total investments	$5,544,183	$6,653,925

Mortgage-backed securities as of December 31, 2006 and 2005, consist of:

	2006	2005
	(Dollars in thousands)
Held-to-maturity:
FHLMC certificates	$15,438	$20,211
FNMA certificates	1,039,937	1,213,500

	1,055,375	1,233,711

Available-for-sale:
FHLMC certificates	7,575	9,962
GNMA certificates	374,368	438,881
FNMA certificates	871,540	1,029,474
Mortgage pass-through certificates	370	403

	1,253,853	1,478,720

Total mortgage-backed securities	$2,309,228	$2,712,431

The carrying amounts of investment securities classified as available-for-sale and held-to-maturity as of December 31, 2006 by contractual maturity (excluding mortgage-backed securities and money market investments) are shown below:

	Carrying amount	Weighted average yield %
	(Dollars in thousands)
U.S. Government and agencies obligations
Due within one year	$183,097	5.01
Due after five years through ten years	390,728	4.31
Due after ten years	2,087,807	5.83

	2,661,632	5.55

Puerto Rico Government obligations
Due after one year through five years	4,761	6.18
Due after five years through ten years	31,961	5.37
Due after ten years	20,296	5.60

	57,018	5.52

Corporate bonds
Due after five years through ten years	1,217	7.70
Due after ten years	5,744	7.21

	6,961	7.30

Total	2,725,611

Mortgage-backed securities	2,309,228
Equity securities	12,715

Total investment securities available-for-sale and held-to-maturity	$5,047,554

     Total proceeds from the sale of securities during the year ended December 31, 2006 amounted to $232.5 million (2005 —$252.7 million).
     In 2006, the Corporation realized gross gains of $7.3 million (2005 — $21.4 million, 2004 — $12.2 million), and realized gross losses of $0.2 million (2005 — $0.7 million, 2004 — $0).
     During the year ended December 31, 2006, the Corporation recognized through earnings approximately $15.3 million (2005 — $8.4 million, 2004 — $2.7 million) of losses in the investment securities available-for-sale portfolio that management considered to be other-than-temporarily impaired. The impairment losses were related to equity securities.
     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Also, net interest income in future periods might be affected given substantial investments in callable securities. The book value of the callable securities, mainly agency securities, amounted to $2.1 billion as of December 31, 2006. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments, might also affect net interest income. Increases in short-term interest rates may reduce net interest income; when rates rise the Corporation must pay more in interest on its liabilities while the interest earned on its assets, including investments, does not rise as quickly. These risks are directly linked to future period’s market interest rate fluctuations. Refer to the “Risk Management — Interest Rate Risk Management” section of this Management’s Discussion and Analysis for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation.
Investment Securities and Loans Receivable Maturities
     The following table presents the maturities or repricing of the loan and investment portfolio as of December 31, 2006:
(Dollars in thousands)

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
Money market investments	$456,470	$—	$—	$—	$—	$456,470
Mortgage-backed securities	107,098	560,461	—	1,641,669	—	2,309,228
Other securities	223,796	50,537	—	2,504,152	—	2,778,485

Total Investments	787,364	610,998	—	4,145,821	—	5,544,183
Loans
Residential real estate	388,867	336,613	—	2,047,150	—	2,772,630
Commercial and commercial real estate	3,631,181	249,561	364,208	538,380	61,864	4,845,194
Construction	1,448,925	26,413	—	36,270	—	1,511,608
Finance leases	87,179	274,452	—	—	—	361,631
Consumer	638,646	1,101,851	—	32,420	—	1,772,917

Total loans	6,194,798	1,988,890	364,208	2,654,220	61,864	11,263,980

Total earning assets	$6,982,162	$2,599,888	$364,208	$6,800,041	$61,864	$16,808,163

(1)	Equity securities available-for-sale and other equity securities were included under the “one year or less category”.

(2)	Non-accruing loans were included under the “one year or less category”.

Sources of Funds
     The Corporation’s principal funding sources are branch-based deposits, brokered CDs, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.
     As of December 31, 2006, total liabilities amounted to $16.2 billion, a decrease of $2.5 billion as compared to $18.7 billion as of December 31, 2005. The decrease in total liabilities was mainly due to a $1.5 billion decrease in total deposits, primarily brokered CDs and a decrease of $1.1 billion in federal funds purchased and securities sold under agreements to repurchase. During the second half of 2006, the Corporation’s brokered CDs decreased significantly due to the Corporation’s decision to pay down higher rate maturing short-term brokered CDs with available funds received from Doral’s payment of $2.4 billion in May 2006. The Corporation’s decision to pay down maturing brokered CDs was influenced, among other things, by the flat to inverted yield curve. The Corporation decided to repay higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an effective interest rate lower than the Corporation’s cost of funds.
     The Corporation maintains unsecured uncommitted lines of credit with other banks. As of December 31, 2006, the Corporation’s total unused lines of credit with these banks amounted to $255 million. As of December 31, 2006, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral pledged to the FHLB in the amount of $687.7 million.
Deposits
     Total deposits amounted to $11.0 billion as of December 31, 2006, as compared to $12.5 billion and $7.9 billion as of December 31, 2005 and 2004, respectively.
     The following table presents the composition of total deposits:

	Weighted average rates		December 31,
	as of December 31, 2006	2006	2005	2004
		(Dollars in thousands)
Savings accounts	1.49%	$984,332	$1,034,047	$1,077,002
Interest-bearing checking accounts	2.07%	433,278	375,305	385,078
Certificates of deposit	5.56%	8,795,692	10,243,394	5,750,660

Interest-bearing deposits	4.92%	10,213,302	11,652,746	7,212,740
Non-interest-bearing deposits		790,985	811,006	699,582

Total		$11,004,287	$12,463,752	$7,912,322

Interest-bearing deposits:
Average balance outstanding		$11,873,608	$9,855,761	$6,403,252
Non-interest-bearing deposits:
Average balance outstanding		$771,343	$791,815	$645,512
Weighted average rate during the period on interest-bearing deposits(1)		4.63%	3.29%	2.08%

(1)	Excludes changes in the fair value of interest rate swaps and basis adjustment on fair value hedges.
     Total deposits are composed of branch-based deposits, brokered CDs and, to a lesser extent, institutional deposits. Institutional deposits include, among others, certificates issued to agencies of the Government of Puerto Rico and to Government agencies in the Virgin Islands.
     Total deposits decreased by $1.5 billion as of December 31, 2006 when compared to December 31, 2005 mainly due to a decrease in brokered CDs. Brokered CDs, which are certificates sold through brokers, amounted to $7.1 billion as of December 31, 2006 compared to $8.6 billion as of December 31, 2005. The total U.S. market for this source of funding approximates $520 billion. The use of brokered CDs has been particularly important to the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining deposits in Puerto Rico, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico is taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is a very competitive and liquid market in which the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhanced the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also, the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities using interest rate swap agreements. For the year ended December 31, 2006, the Corporation issued $4.9 billion in brokered CDs (including rollover of short-term brokered CDs) compared to $8.0 billion for the year ended December 31, 2005. Refer to the “Risk Management – Interest Rate Risk Management” section of this Management’s Discussion and Analysis for further discussion on interest rate risk management strategies followed by the Corporation.
     As of December 31, 2006, 63% of the value of retail brokered CDs held by the Corporation were long-term fixed callable certificates, in which the Corporation retains the option to cancel the certificates before maturity. As of December 31, 2006, the average remaining maturity of long-term callable brokered CDs approximated 10.60 years (2005 – 11.60 years) and of short-term fixed brokered certificates of deposits approximated 0.45 years (2005 – 0.39 years). When using interest rate swaps, the Corporation mainly hedges those brokered CDs with long-term maturities.
     During the second half of 2006, the Corporation’s brokered CDs decreased significantly due to the Corporation’s decision to pay down higher rate maturing short-term brokered CDs with available funds received from Doral’s payment of $2.4 billion in May 2006. This strategy significantly reduced the negative carry attributed to such repayment.
     The following table presents a maturity summary of certificates of deposit with balances of $100,000 or more as of December 31, 2006:

(Dollars in thousands)

Three months or less	$1,867,353
Over three months to six months	797,053
Over six months to one year	486,722
Over one year	4,817,318

Total	$7,968,446

Borrowings
     As of December 31, 2006, total borrowings amounted to $4.7 billion as compared to $5.8 billion and $6.3 billion as of December 31, 2005 and 2004, respectively.
     The following table presents the composition of total borrowings as of the dates indicated:

			December 31,
	Weighted average rates	2006	2005	2004
	as of December 31, 2006	(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase	4.87%	$3,687,724	$4,833,882	$4,165,361
Advances from FHLB	5.37%	560,000	506,000	1,598,000
Notes payable	5.76%	182,828	178,693	178,240
Other borrowings	7.98%	231,719	231,622	276,692
Subordinated notes		—	—	82,280

Total	5.12%	$4,662,271	$5,750,197	$6,300,573

Weighted average rate during the period		4.99%	4.08%	3.26%
     The Corporation uses federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank (FHLB), notes payable and other borrowings, such as trust preferred securities, as additional funding sources.
     The growth of the Corporation’s investment portfolio is substantially funded with repurchase agreements. One of the Corporation’s strategies is the use of structured repurchase agreements. Under these agreements, the Corporation attempts to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost low. As of December 31, 2006, the outstanding balance of structured repurchase agreements was $1.4 billion.
     FirstBank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of December 31, 2006, the outstanding balance of FHLB advances was $560.0 million.

     During 2004, the Corporation undertook several financing transactions to diversify its funding sources. FirstBank, the Corporation’s bank subsidiary, issued notes payable that as of December 31, 2006 had an outstanding balance of $182.8 million.
     In 2004, FBP Statutory Trust I, a statutory trust that is wholly owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.
     Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.
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
     The composition and estimated weighted average interest rates of interest-bearing liabilities as of December 31, 2006, were as follows:

	Amount	Weighted
	(Dollars in thousands)	Average Rate
Interest-bearing deposits	$10,213,302	4.92%
Borrowed funds	4,662,271	5.12%

	$14,875,573	4.98%

Off-Balance Sheet Arrangements
     In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources or (4) optimize capital.
     As a provider of financial services, the Corporation routinely enters into agreements with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These agreements are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $2.0 billion and $97.3 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with borrowers.
Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of certificates of deposits, long-term contractual debt obligations, operating leases, other contractual obligations, commitments to sell mortgage loans, standby letters of credit and commitments to extend credit:

	Contractual Obligations and Commitments
		(Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Certificates of deposit	$8,795,692	$3,762,400	$949,313	$446,066	$3,637,913
Federal funds purchased and securities sold under agreements to repurchase	3,687,724	2,600,224	—	487,500	600,000
Advances from FHLB	560,000	20,000	516,000	24,000	—
Notes payable	182,828	—	—	8,132	174,696
Other borrowings	231,719	—	—	—	231,719
Operating leases	54,181	8,974	13,847	8,575	22,785
Other contractual obligations	6,171	1,743	2,916	1,402	110

Total contractual obligations	$13,518,315	$6,393,341	$1,482,076	$975,675	$4,667,223

Commitments to sell mortgage loans	$55,238	$55,238

Standby letters of credit	$97,319	$97,319

Commitments to extend credit:
Lines of credit	$1,403,576	$1,403,576
Letters of credit	40,915	40,915
Commitments to originate loans	539,267	539,267

Total commercial commitments	$1,983,758	$1,983,758

     Included in the above table are the Corporation’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to purchase and sell loans and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility.
Capital
     The Corporation’s capital amounted to $1.2 billion as of December 31, 2006 and 2005. As of December 31, 2006, total capital increased by $31.7 million compared to balances as of December 31, 2005. The change in capital for 2006 is composed of increases in earnings of $84.6 million, the issuance of 2,379,000 shares of common stock through the exercise of stock options with proceeds of $19.8 million and $5.4 million of stock-based compensation recognized offset in part by cash dividends of $63.6 million and by a negative non-cash valuation of securities available-for-sale of $14.5 million.
     As of December 31, 2006, First BanCorp, FirstBank and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp, FirstBank and FirstBank Florida’s regulatory capital ratios as of December 31, 2006, based on existing Federal Reserve, FDIC, and OTS guidelines.

		First BanCorp Banking Subsidiary
				Well-
			FirstBank	Capitalized
	First BanCorp	FirstBank	Florida	Minimum
Total capital (Total capital to risk-weighted assets)	12.46%	12.25%	11.35%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.27%	11.02%	10.96%	6.00%
Leverage ratio	7.97%	7.76%	8.10%	5.00%
     As of December 31, 2006, FirstBank and FirstBank Florida were considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio.

     On March 17, 2006, First BanCorp and its banking subsidiary FirstBank entered into Consent Orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner relating to mortgage-related transactions with Doral Financial Corporation and R&G Financial Corporation. For a detailed description of these orders, please refer to Part I, Item 3. Legal Proceedings, in this Form 10-K.
     During the first quarter of 2007, the Corporation reached an agreement in principle to settle all claims with the lead plaintiffs in a shareholder class action originally filed in 2005. Under the terms of the settlement, which is subject to notice being provided to the class and final approval by the United States District Court for the District of Puerto Rico, First BanCorp will pay the plaintiffs $74.25 million. Based on available evidence, the Corporation had accrued $74.25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement.
     During the first quarter of 2007, the Corporation agreed to issue approximately 9.250 million shares of its common stock to The Bank of Nova Scotia (“Scotiabank”), through a private placement offering, valuing the stock at $10.25 per share for a total purchase price of approximately $94.8 million. The valuation reflects a premium of approximately 5% over the volume weighted-average closing share price over the 30 trading day period ending January 30, 2007. After the investment, Scotiabank will hold 10% of First BanCorp’s outstanding common shares. The issuance of common stock to Scotiabank is subject to regulatory approval.
     Effective January 1, 2007, the Corporation early adopted SFAS 159. The adoption of SFAS 159 for the Corporation’s brokered CDs and medium-term notes that are hedged with interest rate swaps resulted in increases to the Corporation’s regulatory capital ratio of approximately 125 basis points.
Dividends
     In 2006, 2005 and 2004 the Corporation declared four quarterly cash dividends of $0.07, $0.07 and $0.06 per common share outstanding, respectively, for an annual dividend of $0.28, $0.28 and $0.24, respectively. Total cash dividends paid on common shares amounted to $23.3 million for 2006 (or a 53% dividend payout ratio), $22.6 million for 2005 (or a 30% dividend payout ratio) and $19.3 million for 2004 (or a 14% dividend payout ratio). Dividends declared on preferred stock amounted to $40.3 million in 2006, 2005 and 2004.
RISK MANAGEMENT
Background
     As part of the Corporation’s restatement efforts (refer to the Corporation’s amended 2004 Annual Report on Form 10K), during the first quarter of 2006, the Board reviewed the Corporation’s risk management program with the assistance of outside consultants and counsel. This effort resulted in the realignment of the Corporation’s risk management functions and the adoption of an enterprise-wide risk management process. The Board appointed a senior management officer as Chief Risk Officer (“CRO”) and appointed this officer to the Risk Management Council (“RMC”) with reporting responsibilities to the CEO and the Audit Committee. In addition, the Board established an Asset/Liability Risk Committee of the Board, with oversight responsibilities for risk management, including asset quality, portfolio performance, interest rate and market sensitivity, and portfolio diversification. In addition, the Asset/Liability Risk Committee has authority to examine the Corporation’s assets and liabilities, such as its brokered CDs, to facilitate appropriate oversight by the Board. Finally, management is required to bring to the attention of the Asset/Liability Risk Committee new forms of transactions or variants of forms of transactions that the Asset/Liability Risk Committee has not yet reviewed to enable the Asset/Liability Risk Committee to fully evaluate the consequences of such transactions to the Corporation. In addition, management is required to bring to the attention of the Audit Committee new forms of transactions or variants of forms of transactions for which the Corporation has not determined the appropriate accounting treatment to enable the Audit Committee to fully evaluate the accounting treatment of such transactions.
     During 2006, management continued to refine and enhance its risk management policies, processes and procedures to maintain effective risk management and governance, including identifying, measuring, monitoring, controlling, mitigating and reporting of all material risks.

General
     Risks are inherent in virtually all aspects of the Corporation’s business activities and operations. Consequently, effective risk management is fundamental to the success of the Corporation. The primary goals of risk management are to ensure that the Corporation’s risk taking activities are consistent with the Corporation’s objectives and risk tolerance and that there is an appropriate balance between risk and reward in order to maximize shareholder value.
     The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp’s business is subject to eight broad categories of risks: (1) interest rate risk, (2) market risk, (3) credit risk, (4) liquidity risk, (5) operational risk, (6) legal and compliance risk, (7) reputation risk, and (8) contingency risk.
Risk Definition
Interest Rate Risk
Interest rate risk is the risk to earnings or capital arising from adverse movements in interest rates.
Market Risk
Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or equity prices. The Corporation evaluates market risk together with interest rate risk, refer to “—Interest Rate Risk Management” section below for further details.
Credit Risk
Credit risk is the risk to earnings or capital arising from a borrower’s or a counterparty’s failure to meet the terms of a contract with the Corporation or otherwise to perform as agreed. Refer to “—Credit Risk Management” section below for further details.
Liquidity Risk
Liquidity risk is the risk to earnings or capital arising from the possibility that the Corporation will not have sufficient cash to meet the short term liquidity demands such as from deposit redemptions or loan commitments. Refer to “—Liquidity Risk Management” section below for further details.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This risk is inherent across all functions, products and services of the Corporation.
Legal and Compliance Risk
Legal and compliance risk is the risk of negative impact to business activities, earnings or capital, regulatory relationships or reputation as a result of failure to adhere to or comply with regulations, laws, industry codes or rules, regulatory expectations or ethical standards.
Reputation Risk
Reputation risk is the risk to earnings and capital arising from adverse impact to the Corporation’s market value, capital or earnings arising from negative public opinion, whether true or not. This risk affects the Corporation’s ability to establish new relationships or services, or to continue servicing existing relationships.
Contingency Risk
Contingency risk is the risk to earnings and capital associated with the Corporation’s preparedness for the occurrence of an unforeseen event.
Risk Governance
     The following discussion highlights the roles and responsibilities of the key participants in the Corporation’s risk management framework:
Board of Directors
The Board of Directors provides oversight and establishes the objectives and limits of the Corporation’s risk management activities. The Asset/Liability Risk Committee and the Audit Committee assist the Board of Directors in executing this responsibility.
Asset/Liability Risk Committee
The Asset/Liability Risk Committee of the Corporation is appointed by the Board of Directors to assist the Board of Directors in its oversight of risk management, including asset quality, portfolio performance, interest rate and market sensitivity, and portfolio diversification. In addition, the Asset/Liability Risk Committee has the authority to examine the Corporation’s assets and liabilities. In so doing, the Committee’s primary general functions involve:
•	The establishment of a process to enable the recognition, assessment, and management of risks that could affect the Corporation’s assets and liabilities;

•	The identification of the Corporation’s risk tolerance levels relating to its assets and liabilities;

•	The evaluation of the adequacy and effectiveness of the Corporation’s risk management process relating to the Corporation’s assets and liabilities, including management’s role in that process;

•	The evaluation of the Corporation’s compliance with its risk management process relating to the Corporation’s assets and liabilities; and

•	The approval of loans and other business matters following the lending authorities approved by the Board.
Audit Committee
The Audit Committee of First BanCorp is appointed by the Board of Directors to assist the Board of Directors in its oversight of risk management processes related to compliance, operations, the Corporation’s internal audit function, and the Corporation’s external financial reporting and internal control over financial reporting process. In performing this function, the Audit Committee is assisted by the CRO, the RMC, and other members of senior management.
Risk Management Council
The RMC is responsible for supporting the CRO in measuring and managing the Corporation’s aggregate risk profile. The RMC executes management’s oversight role regarding risk management. This committee is designed to ensure that the appropriate authorities, resources, responsibilities and reporting are in place to support an effective risk management program. The RMC Council consists of various senior executives throughout the Corporation and meets on a monthly basis. The RMC is responsible for ensuring that the Corporation’s overall risk profile is consistent with the Corporation’s objectives and risk tolerance levels. The RMC is also responsible for ensuring that there are appropriate and effective risk management processes to identify, measure and manage risks on an aggregate basis.
Other Management Committees
As part of its governance framework, the Corporation has various risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:
(1)	Management’s Investment and Asset Liability Committee – oversees interest rate and market risk, liquidity management and other related matters. Refer to “—Interest Rate Risk Management” discussion below for further details.

(2)	Information Technology Steering Committee – is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Corporation.

(3)	Bank Secrecy Act Committee – is responsible for oversight, monitoring and reporting of the Corporation’s compliance with Bank Secrecy Act.

(4)	Credit Committees (Delinquency and Credit Management Committee) – oversee and establish standards for credit risk management process within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic reviews of (1) past due loans, (2) overdrafts, (3) non-accrual loans, (4) OREO assets, and (5) the bank’s watch list and non-performing loans.
Executive Officers
As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:
(1)	Chief Executive Officer and Chief Operating Officer – responsible for the overall risk governance structure.

(2)	Chief Risk Officer – responsible for the oversight of the risk management organization as well as risk governance processes. In addition, the CRO manages the operational risk program.

(3)	Chief Credit Officer – manages the Corporation’s credit risk program.

(4)	Chief Financial Officer – in combination with the Corporation’s Treasurer, manages the Corporation’s interest rate and market and liquidity risks programs.

(5)	Chief Accounting Officer – responsible for the development and implementation of the Corporation’s accounting policies and practices and to review and monitor critical accounts and transactions to ensure that they are managed in accordance with generally accepted accounting principles in the United States and applicable regulatory requirements.
Other Officers
In addition to the centralized Enterprise Risk Management function, certain line of businesses and corporate functions have its own Risk Managers and support staff. The Risk Managers, while reporting directly to their respective line of business or function, facilitate communications with the Corporation’s risk functions and works in partnership with the CRO to ensure alignment with sound risk management practices and expedite the implementation of the enterprise risk management framework and policies.
Interest Rate Risk, Credit Risk, Liquidity, Operational, Legal and Regulatory Risk Management
     The following discussion highlights First BanCorp’s adopted policies and procedures for interest rate risk, credit risk, liquidity risk, operational risk, legal and regulatory risk.
Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. The Management’s Investment and Asset Liability Committee of FirstBank (“MIALCO”) oversees interest rate risk, liquidity management and other related matters. The MIALCO, which reports to the Investment Sub-committee of the Board of Directors’ Asset/Liability Risk Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Risk Manager of the Treasury and Investment Department, the Economist and the Treasurer.
     Committee meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives. On a quarterly basis, the MIALCO performs a comprehensive asset/liability review, examining interest rate risk as described below together with other issues such as liquidity and capital.
     The Corporation uses scenario analysis to measure the effects of changes in interest rates on net interest income. These simulations are carried out over a one-year and a two-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points. Simulations are carried out in two ways:
(1)	using a static balance sheet as the Corporation had on the simulation date, and

(2)	using a growing balance sheet based on recent growth patterns and strategies.
     The balance sheet is divided into groups of assets and liabilities in order to simplify the projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in projecting the future growth of net interest income. These projections are carried out for First BanCorp on a fully consolidated basis.
     The Corporation uses asset-liability management software to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. Interest rates used for the simulations also correspond to actual rates at the start of the projection period.
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
     The following table presents the results of the simulations as of December 31, 2006 and 2005:
(Dollars in millions)

	December 31, 2006				December 31, 2005
	Net Interest Income Risk (projected for 2007)				Net Interest Income Risk (projected for 2006)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	($34.6)	(6.86%)	($36.9)	(7.1%)	($25.9)	(4.7%)	($21.4)	(3.8%)
-200 bps ramp	50.7	10.1%	20.4	3.9%	7.2	1.3%	0.4	0.1%
     The increase in net interest income risk from 2005 to 2006 was primarily due to an increase in the proportion of fixed interest rate securities and loans. As of the December 31, 2006 the ratio of fixed interest rate securities and loans to total securities and loans was 66% compared to 58% as of December 31, 2005. The increase was primarily due to the growth of the Corporation’s fixed-rate loans portfolio, mainly residential real estate loans and the substantial repayment of a floating rate commercial loan from a local financial institution. This increase was not offset by a proportional increase in the Corporation’s fixed-rate liabilities.
Derivatives. First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control. The Corporation’s asset liability management program includes the use of derivatives instruments, which have worked effectively to date, and that management believes will continue to be effective in the future.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
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
Interest rate cap agreements — In order to hedge risk inherent on certain commercial loans to other financial institutions, as the yield is a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee, the Corporation enters into referenced interest rate cap agreements that provide protection against rising interest rates. In managing this risk, the Corporation determines the need for derivatives, including cap agreements, based on different rising interest rate scenario projections and the weighted-average coupon of the referenced residential mortgage loan pools.
Structured repurchase agreements — The Corporation uses structured repurchase agreements, with embedded call options, with the intention of reducing the Corporation’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities, while keeping funding costs low. Another type of structured repurchase agreement includes repurchase agreements with embedded cap corridors; these instruments also provide protection for a rising rate scenario.
     The following table summarizes the notional amount of all derivative instruments as of December 31, 2006 and 2005:

	Notional Amount
	December 31,
	2006	2005
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,720	$109,320
Receive fixed versus pay floating	4,802,370	5,751,128
Embedded written options	13,515	13,515
Purchased options	13,515	13,515
Written interest rate cap agreements	125,200	150,200
Purchased interest rate cap agreements	330,607	386,750

	$5,365,927	$6,424,428

The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of December 31, 2006 and 2005:

	Notional Amount
	December 31,
	2006	2005
	(Dollars in thousands)
Designated hedges:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$4,381,175	$—
Interest rate swaps used to hedge fixed and step rate notes payable	165,442	—

Total fair value hedges	$4,546,617	$—

Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit and loans	$336,473	$5,860,448
Embedded options on stock index deposits	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	13,515	13,515
Written interest rate cap agreements	125,200	150,200
Purchased interest rate cap agreements	330,607	386,750

Total derivatives not designated as hedge	$819,310	$6,424,428

Total	$5,365,927	$6,424,428

     The majority of the Corporation’s derivatives represent interest rate swaps used mainly to convert long-term fixed-rate brokered CDs to a variable rate. A summary of these interest rate swaps as of December 31, 2006 and 2005 follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$80,720	$109,320
Weighted average receive rate at year end	7.38%	6.41%
Weighted average pay rate at year end	6.37%	6.60%
Floating rates range from 175 to 252 basis points over LIBOR rate

	December 31,
	2006	2005
	(Dollars in thousands)
Receive fixed/pay floating:
Notional amount	$4,802,370	$5,751,128
Weighted average receive rate at year end	5.16%	4.90%
Weighted average pay rate at year end	5.42%	4.37%
Floating rates range from minus 5 basis points to 20 basis points over LIBOR rate
     The changes in notional amount of interest rate swaps outstanding during the years ended December 31, 2006 and 2005 follows:

Notional amount
(Dollars in thousands)
Pay-fixed and receive-floating swaps:
Balance at December 31, 2004	$113,165
Canceled and matured contracts	(44,565)
New contracts	40,720

Balance at December 31, 2005	109,320
Canceled and matured contracts	(28,600)
New contracts	—

Balance at December 31, 2006	$80,720

Receive-fixed and pay floating swaps:
Balance at December 31, 2004	$4,118,615
Canceled and matured contracts	(549,302)
New contracts	2,181,815

Balance at December 31, 2005	5,751,128
Canceled and matured contracts	(948,758)
New contracts	—

Balance at December 31, 2006	$4,802,370

     The cumulative valuation of interest rate swaps as of December 31, 2006 and 2005 was unrealized losses of $137.1 million and $153.1 million, respectively. Prior to April 2006, none of these instruments were qualified for hedge accounting. Effective April 2006, the Corporation designated the majority of interest rate swap instruments (98% of the interest rate swaps outstanding) under the long-haul method of hedge accounting to hedge the changes in fair value of callable brokered certificates of deposit and callable medium-term notes. Since the adoption of the long-haul method, the fair value adjustment to the effective portion of the hedged liabilities is recorded as an adjustment to income that offsets or partially offsets the fair value adjustment of the related interest rate swaps.
     Effective January 1, 2007, the Corporation decided to early adopt SFAS 159 for the callable brokered CDs and a portion of the callable fixed medium-term notes that were hedged with interest rate swaps. One of the main considerations in determining to early adopt SFAS 159 for these instruments is to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     Upon adoption of SFAS 159, First BanCorp selected the fair value measurement for approximately $4.4 billion, or 63%, of the brokered CDs portfolio and approximately $29 million, or 16%, of the medium-term notes portfolio. The CDs and a portion of the notes chosen for the fair value measurement option are the ones hedged as of January 1, 2007 by callable interest rate swaps with the same terms and conditions.
     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:
     Fair Value Change

(Dollars in thousands)	December 31, 2006
Fair value of contracts outstanding at the beginning of the year	$(142,347)
Contracts realized or otherwise settled during the year	4,608
Changes in fair value during the year	10,961

Fair value of contracts outstanding at the end of the year	$(126,778)

Source of Fair Value
(Dollars in thousands)

Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of December 31, 2006	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Prices provided by external sources	$(595)	$(4,670)	$(6,491)	$(115,022)	$(126,778)
     The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivatives contracts based on changes in interest rates.
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
Derivative Counterparty Credit Exposure
(Dollars in thousands)

	December 31, 2006
			Total
	Number of		Exposure at	Negative	Total
Rating (1)	Counterparties(2)	Notional	Fair Value(3)	Fair Values	Fair Value
AA+	1	$240,772	$—	$(6,553)	$(6,553)
AA-	7	3,088,244	3,082	(87,046)	(83,964)
A+	4	1,690,069	2,843	(44,637)	(41,794)
BBB-	1	205,407	9,088	—	9,088

Subtotal	13	$5,224,492	$15,013	$(138,236)	$(123,223)

Other derivatives:
Caps (4)		125,200	—	(390)	(390)
Equity-indexed options (4)		13,515	—	(4,347)	(4,347)
Loans (4)		2,720	—	(18)	(18)
Warrants		N/A	1,200	—	1,200

		$5,365,927	$16,213	$(142,991)	$(126,778)

(Dollars in thousands)

	December 31, 2005
			Total
	Number of		Exposure at	Negative	Total
Rating (1)	Counterparties(2)	Notional	Fair Value(3)	Fair Values	Fair Value
AA+	1	$241,505	$—	$(5,646)	$(5,646)
AA-	4	2,356,778	—	(72,440)	(72,440)
A+	6	3,342,410	3,406	(74,003)	(70,597)
A	1	80,750	1,580	(2,069)	(489)
BBB-	1	236,550	9,560	—	9,560

Subtotal	13	$6,257,993	$14,546	$(154,158)	$(139,612)

Other derivatives:
Caps (4)		150,200	—	(866)	(866)
Equity-indexed options (4)		13,515	—	(3,098)	(3,098)
Loans (4)		2,720	29	—	29
Warrants		N/A	1,200	—	1,200

		$6,424,428	$15,775	$(158,122)	$(142,347)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value excluding the related accrued interest receivable/payable.

(4)	These derivatives represent transactions sold to local companies or institutions for which a credit rating is not readily available. The credit exposure is mitigated because a transaction with the same terms and conditions was bought with a rated counterparty.
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First Bancorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific condition, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of a counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, and quality control. The Corporation also employs proactive collection and loss mitigation efforts.
     The Corporation may also encounter risk of default in relation to its securities portfolio. The securities held by the Corporation are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and are deemed to be of the highest credit quality.
     Management’s Credit Committee, comprised of the Corporation’s Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. Those goals and objectives are documented in the Corporation’s Credit Policy.
Allowance for Loan and Lease Losses and Non-performing Assets
          Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The Corporation establishes the allowance for loan and lease losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, the fair value of the underlying collateral, the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, Florida (USA), United States Virgin Islands or British Virgin Islands economies may contribute to delinquencies and defaults, thus necessitating additional reserves.
     For small, homogeneous type of loans including residential mortgage loans, auto loans, consumer loans, finance lease loans, and commercial and construction loans under $1.0 million, the Corporation evaluates a specific allowance based on average historical loss experience for each corresponding type of loans. The methodology of accounting for all probable losses is made in accordance with the guidance provided by Statement of Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”
     Commercial and construction loans over $1.0 million amount are individually evaluated on a quarterly basis for impairment following the provision of SFAS No. 114, “Accounting by Creditors of a Loan.” A loan is impaired when based on current information and events; it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except as a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent.
     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year ended December 31,	2006	2005	2004	2003	2002
(Dollars in thousands)
Allowance for loan losses, beginning of year	$147,999	$141,036	$126,378	$111,911	$91,060
Provision for loan losses	74,991	50,644	52,799	55,916	62,302

Loans charged-off:
Residential real estate	(997)	(945)	(254)	(475)	(555)
Commercial and Construction	(6,036)	(8,558)	(6,190)	(6,488)	(4,643)
Finance leases	(5,721)	(2,748)	(2,894)	(2,424)	(2,532)
Consumer	(64,455)	(39,669)	(34,704)	(38,745)	(41,261)
Recoveries	12,515	6,876	5,901	6,683	7,540

Net charge-offs	(64,694)	(45,044)	(38,141)	(41,449)	(41,451)

Other adjustments (1)	—	1,363	—	—	—

Allowance for loan losses, end of year	$158,296	$147,999	$141,036	$126,378	$111,911

Allowance for loan losses to year end total loans	1.41%	1.17%	1.49%	1.80%	1.99%
Net charge offs to average loans outstanding during the period	0.55%	0.39%	0.48%	0.66%	0.87%

Provision for loan and lease losses to net charge-offs during the period	1.16	x	1.12	x	1.38	x	1.35	x	1.50	x

(1)	Represents allowance for loan losses from the acquisition of Unibank.
     First BanCorp’s allowance for loan and lease losses was $158.3 million as of December 31, 2006, compared to $148.0 million as of December 31, 2005 and $141.0 million as of December 31, 2004. First BanCorp’s ratio of the allowance for loan and lease losses to period end total loans was 1.41% as of December 31, 2006, compared to 1.17% as of December 31, 2005 and 1.49% as of December 31, 2004.
     The provision for loan losses totaled 116% of net charge-offs for the year ended December 31, 2006, compared with 112% of net charge-offs for the same period in 2005 and 138% for the same period in 2004. Net charge-offs for 2006 increased by $19.7 million compared to the 2005. The increase in net charge-offs during 2006 was mainly composed of higher charge-offs in consumer loans of $24.8 million offset in part by higher recoveries from previously written-off accounts of $5.6 million. The increase in charge-offs in consumer loans was impacted by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession. The latest GNP forecast by the Puerto Rico Planning Board expects a 1.4% reduction in fiscal year 2007 compared to fiscal year 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
     The increase of $6.9 million in net charge-offs in the 2005 year, compared with the previous year, was mainly composed of $5.0 million of higher charge-offs in consumer loans, primarily auto loans, given higher delinquencies during 2005, and $2.4 million of higher charge-offs in commercial loans, including construction loans. Recoveries made from previously written-off accounts increased by $1.0 million in 2005 compared to 2004.
     Non-performing Assets
     Total non-performing assets are the sum of non-accruing loans, foreclosed real estate, other repossessed properties and non-accruing investment securities. Non-accruing loans and investments are loans and investments as to which interest is no longer being recognized. When loans and investments fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.

Non-accruing Loans Policy
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
     Consumer Loans - Consumer loans are classified in non accruing status when interest and principal have not been received for a period of 90 days or more.
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
Past Due Loans
     Past due loans are accruing commercial loans which are contractually delinquent 90 days or more. Past due commercial loans are current as to interest but delinquent in the payment of principal.

     The following table presents non-performing assets as of the dates indicated:

December 31,	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$114,828	$54,777	$31,577	$26,327	$23,018
Commercial, commercial real estate and construction	82,713	35,814	32,454	38,304	47,705
Finance leases	8,045	3,272	2,212	3,181	2,049
Consumer	46,501	40,459	25,422	17,713	18,993

	252,087	134,322	91,665	85,525	91,765

Other real estate owned	2,870	5,019	9,256	4,617	2,938
Other repossessed property	12,103	9,631	7,291	6,879	6,222
Investment securities	—	—	—	3,750	3,750

Total non-performing assets	$267,060	$148,972	$108,212	$100,771	$104,675

Past due loans	$31,645	$27,501	$18,359	$23,493	$24,435
Non-performing assets to total assets	1.54%	0.75%	0.69%	0.79%	1.09%
Non-accruing loans to total loans	2.24%	1.06%	0.95%	1.21%	1.63%
Allowance for loan and lease losses	$158,296	$147,999	$141,036	$126,378	$111,911
Allowance to total non-accruing loans	62.79%	110.18%	153.86%	147.77%	121.95%
Allowance to total non-accruing loans excluding residential real estate loans	115.33%	186.06%	234.72%	213.48%	162.79%
     Due to macroeconomic conditions in Puerto Rico, increased delinquencies, and the overall growth of the Corporation’s loans portfolio, total non-performing assets increased to $267.1 million as of December 31, 2006 from $149.0 million as of December 31, 2005 and from $108.2 million as of December 31, 2004.
     As a result of the increase in delinquencies, the Corporation’s non-performing loans to total loans ratio as of December 31, 2006 increased by 118 basis points compared to the ratio as of December 31, 2005, from 1.06% to 2.24%. The increase in non-performing loans was mainly due to an increase of $60.1 million in the residential real estate portfolio and $46.9 million in commercial portfolio, including construction and commercial real estate. Historically, the Corporation has experienced the lowest rates of losses for these portfolios. As a consequence, the provision and allowance for loan and lease losses did not increase proportionately with the increase in non-performing loans. As of December 31, 2006, the Corporation’s ratio allowance for loan and lease losses to non-performing loans decreased by 47 basis points compared to the ratio as of December 31, 2005, from 110% to 63%. Excluding mortgage loans, the ratio of allowance for loan and lease losses to non-performing loans decreased by 71 basis points from 186% as of December 31, 2005 to 115% as of December 31, 2006.
     The increase in consumer non-performing loans mainly relates to increases in the Corporation auto and personal unsecured portfolios.
Liquidity Risk
     Liquidity refers to the level of cash and eligible loans and investments to meet loan and investment commitments, potential deposit outflows and debt repayments. MIALCO, using measures of liquidity developed by management, which involves the use of several assumptions, reviews the Corporation’s liquidity position on a weekly basis.
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance as it protects the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and other unsecured lines established with financial institutions. MIALCO reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as supplementary sources of funding. Commercial paper has also provided additional funding as well as long-term funding through the issuance of notes and long-term brokered certificates of deposit. The cost of these different alternatives, among other things, is taken into consideration. The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.
     Over the last three years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc., with the goal of becoming a leading institution in the highly competitive residential mortgage loans market.

As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 25% at December 31, 2006. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive, if needed, liquidity from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC.
     A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary. In the event that the Corporation’s Bank subsidiary falls under the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Bank currently complies with the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. In addition, the average term to maturity of the retail brokered CDs was approximately 7 years as of December 31, 2006. Approximately 63% of the value of these certificates are callable at the Bank’s option.
     Certificates of deposit with denominations of $100,000 or higher amounted to $8.0 billion as of December 31, 2006 of which $7.0 billion were brokered CDs.
     The following table presents a maturity summary of brokered CDs with denominations of $100,000 or higher as of December 31, 2006:

Total
(Dollars in thousands)

Less than one year	$2,345,814
Over one year to five years	1,054,414
Over five years to ten years	1,088,178
Over ten years	2,548,571

Total	$7,036,977

     The Corporation’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at a reasonable cost. The alternative sources of funding include, among others, sales of commercial loan participations, and the securitization of auto loans and commercial paper.
Operational Risk
     The Corporation faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, security risks, and legal risk, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, the Corporation has developed, and continues to enhance, specific internal controls, policies and procedures that are designated to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these mechanisms is to provide reasonable assurance of that the Corporation’s business operations are functioning within the policies and limits established by management.
     The Corporation classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate wide risks, such as information security, business recovery, legal and compliance, the Corporation has specialized groups, such as the Legal Department, Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups.
Legal and Regulatory Risk
     Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In 2006 as part of the implementation of the enterprise risk management framework, the Corporation revised and implemented a new corporate compliance function, headed by a newly designated Compliance Director. The Corporation’s Compliance Director reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation an enterprise-wide compliance risk assessment process. The Compliance Officers roles were also established in each major business areas with a direct reporting relationship to the Corporate Compliance Group.
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
Concentration Risk
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation continues diversifying its geographical risk as evidenced by its operations in the Virgin Islands and entrance into new markets through FirstBank Florida.
     The Corporation has a significant lending concentration of $509.1 million in one mortgage originator in Puerto Rico as of December 31, 2006. The Corporation has outstanding $422.9 million with another mortgage originator in Puerto Rico for total loans granted to mortgage originators amounting to $932.0 million as of December 31, 2006. These commercial loans are secured by 10,307 individual mortgage loans on residential and commercial real estate with an average principal balance of $90,425 each. The mortgage originators have always paid the loans in accordance with their terms and conditions. On December 6, 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit). Of the total loans of $11.1 billion for 2006, approximately 78% have credit risk concentration in Puerto Rico, 14% in the United States and 8% in the Virgin Islands.
Selected Quarterly Financial Data
     Financial data showing results of the 2006 and 2005 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. This financial data has not been reviewed by the Corporation’s independent registered public accounting firm.

	2006
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except for per share results)
Interest income	$327,705	$344,443	$317,712	$298,953
Net interest income	72,819	126,238	122,702	121,935
Provision for loan losses	19,376	9,354	20,560	25,701
Net income	3,863	31,803	26,682	22,286
Earnings per common share-basic	$(0.08)	$0.26	$0.20	$0.16
Earnings per common share-diluted	$(0.08)	$0.26	$0.20	$0.15

	2005
	March 31(1)	June 30	September 30	December 31
	(Dollars in thousands, except for per share results)
Interest income	$212,377	$249,157	$292,263	$313,793
Net interest income	65,276	193,071	66,743	107,229
Provision for loan losses	10,954	11,075	12,861	15,754
Net income (loss)	25,215	97,406	17,305	(25,322)
Earnings per common share-basic	$0.19	$1.08	$0.09	$(0.44)
Earnings per common share-diluted	$0.18	$1.05	$0.09	$(0.42)

(1)	The March 31, 2005 financial information has been restated from the previously filed Form 10-Q.
Net interest income includes the effect of changes in the valuation of derivative, hedged instruments and basis adjustment accretion or amortization.
Market Prices and Stock Data
     The Corporation’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol FBP. As of December 31, 2006, there were 566 holders of record of the Corporation’s common stock.
     The following table sets forth the high and low prices of the Corporation’s common stock for the periods indicated as reported by the NYSE. This table reflects the effect of the June 2005 two-for-one stock split on the Corporation’s outstanding shares of common stock as of June 15, 2005.

Quarter ended	High	Low	Last
2006:
December	$10.79	$9.39	$9.53
September	11.15	8.66	11.06
June	12.22	8.90	9.30
March	13.15	12.20	12.36

2005:
December	$15.56	$10.61	$12.41
September	26.07	16.50	16.92
June	21.31	17.31	20.08
March	32.26	20.78	21.13

2004:
December	$32.43	$23.65	$31.76
September	24.93	19.81	24.15
June	21.34	17.57	20.38
March	21.66	19.50	20.80

Changes in Internal Controls over Financial Reporting
Refer to Item 9A.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information required herein is incorporated by reference to the information included under the sub caption “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements of First BanCorp, together with the report thereon of PricewaterhouseCoopers LLP, First BanCorp's independent registered public accounting firm, are included herein beginning on page F-1 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Restatement of Consolidated Financial Statements
     In coming to the conclusion that the Corporation’s disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2006, management considered, among other things, the control deficiencies related to the accounting for the cash flows resulting mainly from the treatment of discounts and related accretion activity on zero coupon bonds, from the disposition of repossessed assets, and purchases and principal repayments and maturities on securities, which resulted in the need to restate the Corporation’s previously issued Consolidated Statements of Cash Flows for 2005 and 2004 as discussed in Note 1 to the consolidated financial statements. Management concluded that the Corporation’s controls over the accounting for cash flows operated effectively as of December 31, 2006 and that it was the effective operation of those controls that resulted in the restatement referred to above.
Disclosure Controls and Procedures
     First BanCorp’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2006, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management’s report on Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 5, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.
Remediation of Prior Year Material Weaknesses in Internal Control Over Financial Reporting
     During the 2006, First BanCorp completed the implementation of remediation steps to address the material weaknesses identified during the assessment of the effectiveness of internal control over financial reporting for the year 2005. As of December 31, 2005, in the Corporation’s assessment of the effectiveness of its internal control over financial reporting, First BanCorp’s management identified material weaknesses in the internal control over financial reporting relating to:
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

4.	Ineffective controls over communications to the Corporation’s independent registered public accounting firm. The Corporation did not maintain effective controls to ensure complete and adequate communication to the Corporation’s registered public accounting firm.

5.	Ineffective anti-fraud controls and procedures. The Corporation did not maintain effective anti-fraud controls and procedures to ensure the effective assignment of authority and monitoring of its external financial reporting process.

6.	Insufficient accounting resources and expertise. The Corporation did not maintain a sufficient complement of accounting and financial personnel with sufficient knowledge, experience, and training to meet the Corporation’s external financial reporting responsibilities.

7.	Ineffective controls over the accounting for mortgage-related transactions. The Corporation did not maintain effective controls over the accounting for its mortgage-related transactions with certain counterparties. Specifically, the Corporation did not have effective controls in place to ensure the identification of recourse provisions that precluded the recognition of such transactions as purchases of loans or collaterized mortgage securities in written agreements relating to the mortgage-related transactions.

8.	Ineffective controls over the accounting for derivative financial instruments. The Corporation did not maintain effective controls over the accounting of its derivative financial instruments. Specifically, the Corporation’s internal controls were not properly designed to identify derivatives embedded within its mortgage purchases and other loan contracts. Additionally, the Corporation did not maintain effective controls over the identification and valuation of hedge ineffectiveness as required by generally accepted accounting principles.

9.	Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities. The Corporation did not maintain effective controls over the valuation of premiums and discounts on mortgage-backed securities. Specifically, the Corporation amortized premium and discounts on mortgage-backed securities using a straight-line pro rata method rather than the effective interest method, as required by generally accepted accounting principles.

These material weaknesses are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2005.
     As previously mentioned, during the year ended December 31, 2006, First BanCorp completed the implementation of the following remediation steps to address the material weakness as of December 31, 2005:
     1. First BanCorp has significantly improved its control environment including the documentation and communication of relevant terms of certain mortgage loan bulk purchase transactions, communication to the Audit Committee and to the Corporation’s independent registered public accounting firm, and anti-fraud controls and procedures by implementing enhanced procedures and controls including the following:
•	Changes in Management and Clarification of the Role, Responsibilities and Authority of Management. The former CEO and former CFO resigned from the Corporation upon the request of the Board pursuant to a recommendation to this effect by the Audit Committee. Also, the Board appointed a new CEO and a new CFO and created the new position of COO, to which an executive of the Corporation was appointed. In addition, the Board appointed a new General Counsel, who reports to the CEO. The roles, responsibilities and authority of the persons in each of these positions have been clarified to better inhibit any override of the Corporation’s internal control over financial reporting. In addition, in 2006 the Corporation implemented detection controls to improve the identification and response to any instances of undue control by an unauthorized person of the financial reporting process.

•	Risk Management Program and Enhancement of the Communication of Information to the Audit Committee. During the first quarter of 2006, the Board reviewed the Corporation’s risk management program with the assistance of outside consultants and legal counsel. This effort has resulted in a realignment of risk management functions and the adoption of an enterprise-wide risk management process. The Board appointed a senior management officer as Chief Risk Officer and appointed this officer to the Risk Management Council with reporting responsibilities to the CEO and the Audit Committee. In addition, the Board formed an Asset/Liability Risk Committee which is responsible for the oversight of risk management, including asset quality, portfolio performance, interest rate and market sensitivity, and portfolio diversification. In addition, the Asset/Liability Risk Committee has the authority to examine the Corporation’s investment activities and liabilities, such as its brokered CDs, to facilitate appropriate oversight by the Board. Finally, management is required to bring to the attention of the Asset/Liability Risk Committee new forms of transactions or variants of forms of transactions that the Committee has not yet reviewed to enable the Committee to fully evaluate the consequences of such transactions to the Corporation. In addition, management is required to bring to the attention of the Audit Committee significant new forms of transactions or variants of forms of transactions for which the Corporation has not determined the appropriate accounting treatment to enable the Audit Committee to fully evaluate the accounting treatment of such transactions. The enhancements of the risk management program are expected to result in a control environment that ensures the discussion and analysis of the legal and accounting implications of new forms of transactions or variants of transactions that may have a significant impact on the Corporation’s financial condition or on the accuracy and completeness of the financial reporting process.

•	Transaction Documentation. In August 2006, the Corporation adopted a specific policy that requires that all transactions be completely and fully documented, thereby prohibiting any oral or undisclosed side agreements, and that such documentation be contemporaneously prepared and executed and centrally maintained and organized.

•	Board Membership Changes. The Board appointed the new CEO and new COO to the Board. In addition, in November 2005, the Board elected Fernando Rodríguez-Amaro as a new independent director to serve as an additional audit committee financial expert, and thereafter appointed him Chairman of the Audit Committee as of January 1, 2006. Also, in the first quarter of 2006, the Board appointed Jose Menéndez Cortada as the Lead Independent Director of the Board.

•	Corporate Governance Review. During the first quarter of 2006, with the assistance of outside consultants and outside counsel, the Corporate Governance Committee of the Board re-evaluated the Corporation’s corporate governance policies and made recommendations to the full Board for changes. This changes were implemented and are expected to result in a continued and clearer understanding of the responsibilities and duties of the Board and its committees and in an alignment of those responsibilities with the industry’s best practices.

•	Ethical training of employees and directors. In 2006, the Corporation designed and offered enhanced corporate compliance seminars to every employee and director of the Corporation. Through the corporate compliance training program, the Corporation is emphasizing the importance of compliance with the Corporation’s policies and procedures and control systems, including the new policy regarding full and complete

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
     2. Accounting for Mortgage-Related Transactions. During the first semester of 2006, the Corporation implemented controls that specify that the terms of any recourse provisions or retained servicing arrangements must be reviewed by the General Counsel before they are included in purchase agreements. In addition, the Board reviewed the Corporation’s risk management program, enhanced the communication to the Audit Committee and adopted a specific policy for transactions documentation as further described in item 1 above.
     3. Accounting for derivative financial instruments. With respect to the identification of derivatives, the Corporation implemented the following changes:
•	the Corporation has created the Investment and Derivative Risk Manager position, which is responsible for the evaluation of complex transactions, such as derivatives, implementation of policies and procedures and monitoring of external consultants analysis/computations.

•	the legal and accounting departments must review any new forms of transactions or variants of forms of transactions for which the Corporation has not determined the accounting treatment in order to identify any derivatives resulting from the structure of such transactions; and

•	periodic testing of the hedge effectiveness process is performed to make sure that it is operating effectively to ensure compliance with SFAS 133. This testing is performed by the Investment and Derivative Risk Manager.

•	education of personnel on derivative financial instruments and involvement of outside experts, as necessary.
With respect to the measurement of hedge effectiveness, the Corporation revised its accounting policies to state that the receipt of an upfront payment from an interest rate swap counterparty precludes the use of the short-cut method of accounting under SFAS 133.
     4. Accounting for the amortization of premiums and discounts on mortgage-backed securities. During the first semester of 2006, management adjusted the balances to reflect the use of the effective interest method. In addition, the Corporation reviewed the accounting policy to require the use of the interest method for the amortization of premiums and discounts on mortgage-backed securities. As a result of such review, effective January 1, 2006 the Corporation implemented the interest method for the amortization of premiums and discounts on mortgage-backed securities.
     5. Overall Accounting Resources and Expertise. The Corporation has recruited additional staff to strengthen its accounting, internal control, financial reporting, legal, and internal audit functions. Further, the Corporation has appointed a senior management executive as the Chief Accounting Officer with primary responsibility for the development and implementation of the Corporation’s accounting policies and practices and to review and monitor critical accounts and transactions to ensure that they are managed in accordance with such policies and practices, generally accepted accounting principles in the United States and applicable regulatory requirements.

Other Enhancements to Internal Control Over Financial Reporting
     The following describes other enhancements that were undertaken by First BanCorp during 2006, in addition to the measures described above, to address the material weaknesses in the Corporation’s internal control over financial reporting:
1.	The Corporation created the position of Corporate Controller that reports directly to the CFO. The Corporate Controller oversees the corporate financial records of the Corporation. The controllers of the Corporation’s subsidiaries now report directly to the Corporate Controller.

2.	The Corporation segregated the investment accounting department from the treasury department. The investment accounting department reports now directly to the Corporate Controller.

3.	The Corporation created the corporate reporting department reporting directly to the Chief Accounting Officer. The corporate reporting department has the responsibility of SEC filings and financial reporting to the Corporation’s Board of Directors.
     As of December 31, 2006, the Corporation completed the implementation of its remediation plan, evaluated and tested the effectiveness of the controls as of December 31, 2006, and determined that the material weaknesses described above have been remediated.
Changes in Internal Control over Financial Reporting
     There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant and Corporate Governance
DIRECTORS
The current directors of the Corporation are listed below. They have provided the following information about their principal, occupation, business experience and other matters.
Luis M. Beauchamp, 64
Chairman, President and Chief Executive Officer
Chairman from January 2006 to present. President and Chief Executive Officer from October 2005 to present. Senior Executive Vice President, Wholesale Banking, from March 1997 to October 2005. Executive Vice President, Chief Lending Officer from 1990 to March 1997. General Manager — New York banking operations of Banco de Ponce from 1988 to 1990. He had the following responsibilities at the Chase Manhattan Bank, N.A.: Regional Manager for the Ecuador and Colombia operations and corporate finance for the Central American operations, in 1988; Country Manager for Mexico from 1986 to 1988; and Manager of Wholesale Banking in Puerto Rico from 1984 to 1986. Since January 2006, Mr. Beauchamp has serves as Chairman of FirstBank Puerto Rico (“FirstBank”), First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, FirstBank Insurance Agency, Inc., First Insurance Agency, Inc., FirstExpress, Inc., FirstMortgage, Inc., Ponce General Corporation, FirstBank Florida and FirstBank Overseas Corp.1 Joined the Corporation in 1990. Director since September 30, 2005.
Aurelio Alemán, 48
Senior Executive Vice President and Chief Operating Officer
Senior Executive Vice President and Chief Operating Officer from October 2005 to present. Executive Vice President, responsible for consumer banking and auto financing of FirstBank, since 1998 and since October 2005 also responsible for the retail banking distribution network. President of First Federal Finance Corporation d/b/a Money Express from 2000 to 2005. President of FirstBank Insurance Agency, Inc. from 2001 to 2005. President of First Leasing and Rental Corp. from 1999 to 2005. From 1996 to 1998, Vice President of CitiBank, N.A., responsible for wholesale and retail automobile financing and retail mortgage business. Vice President of Chase Manhattan Bank, N.A., banking operations and technology for corporate capital markets from 1990 to 1996. Director of FirstBank, First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, FirstBank Insurance Agency, Inc., First Insurance Agency, Inc., FirstExpress, Inc., FirstMortgage, Inc., Ponce General Corporation, FirstBank Florida, Grupo Empresas Servicios Financieros, Inc. d/b/a PR Finance2, FirstBank Overseas Corp., and First Trade, Inc. Joined the Corporation in 1998. Director since September 30, 2005.
José Teixidor, 53
Chief Executive Officer and President of B. Fernández & Hnos., Inc. from May 2003 to present; Chairman of the Board of Pan Pepín Inc. from 1998 to present; Chairman of the Board of Baguettes, Inc. from 1998 to 2006; Chairman of the Board of Pan Pepin Baking, Inc. from 2004 to present, President of Eagle Investment Fund, Inc. from 1996 to present; President of Swiss Chalet, Inc. from 2000 to present; Chairman of the Board of Marvel International from 2005 to present; Member of the Board of the Puerto Rico Chamber of Commerce and of the Industry and Food Distribution Chamber of Commerce. Member of the Board of the

[1]	First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, First Insurance Agency, Inc., FirstExpress, Inc., FirstMortgage, Inc., and FirstBank Overseas Corp, are wholly-owned subsidiaries of FirstBank. FirstBank Insurance Agency, Inc., and Ponce General Corporation are wholly-owned subsidiary of the Corporation. FirstBank Florida is a wholly-owned subsidiary of Ponce General Corporation.

[2]	Grupo Empresas Servicios Financieros, Inc. d/b/a PR Finance is a wholly-owned subsidiary of the Corporation.

Distributors and Manufacturers Association; Member of the Wholesalers Chamber of Puerto Rico; and Member of the Board of El Nuevo Día from 1996 to 2006. Director since January 1994.
Jorge L. Díaz, 52
Executive Vice President and member of the Board of Directors of Empresas Díaz, Inc. from 1981 to present, and Executive Vice President and Director of Betteroads Asphalt Corporation, Betterecycling Corporation, and Coco Beach Development Corporation, and its subsidiaries. Member of the Chamber of Commerce of Puerto Rico, the Association of General Contractors of Puerto Rico and of the U.S. National Association of General Contractors. Member of the Board of Trustees of Baldwin School of Puerto Rico. Director since 1998.
José L. Ferrer-Canals, 48
Doctor of Medicine in private urology practice since 1992. Commissioned as Captain in the United States Air Force in March 1991 and appointed Chief of Aeromedical Service of the 482nd Medical Squadron in December 1992. Member of the American Association of Clinical Urologists, Alpha Omega Alpha Medical Honor Society since 1986. Member of the Hospital Pavía Peer Group Review Committee, Hospital Pavía, San Juan, Puerto Rico, from 1995 to present. Medical Faculty Representative to Hospital Pavía from 1996 to 1998. Professor of Flight Physiology and Aerospace Medicine, InterAmerican University of Puerto Rico. Member of the Board of Directors of American Cancer Society, Puerto Rico Chapter from 1999 to present. Director since 2001.
Richard Reiss-Huyke, 60
Financial and management consultant specializing in crisis management, financial planning, negotiations, valuations and litigation support since 1979. Director of Grupo HIMA from March 2006 to present. Director of Caribbean Petroleum Co. from 2005 to June 2007. Director of Banco Santander Puerto Rico from February 1979 to February 2003, and Director of Santander BanCorp. from May 2000 to February 2003. Employed by Bacardi Corporation in a number of different capacities, including Chief Financial Officer, Chief Operating Officer, Vice President and Director from 1973 to 1979. Member of the Board of Directors and the audit committee of Pepsi Cola Puerto Rico Bottling Company, from February 1996 to July 1998, President of the Board of Directors of the State Insurance Fund of Puerto Rico from 2001 to June 2007. Director since 2003.
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
José Menéndez-Cortada, 59
Attorney at law since 1973. Director and Vice President in charge of the corporate and tax divisions of Martínez-Alvarez, Menéndez-Cortada & Lefranc Romero, PSC, a firm which was formerly a partnership were Mr. Menéndez served as the partner in charge of the corporate and tax divisions, formed since 1977. General Counsel to the Board of Bermudez & Longo, S.E. from 1985 to present. Director of Tasis Dorado School since 2002. Director of the Homebuilders Association of Puerto Rico since 2002. Trustee of the Luis A. Ferré Foundation, Inc., since 2002. Director since April 2004. He has been the Lead Independent Director since February 2006.
Fernando Rodríguez-Amaro, 59
Certified Public Accountant, Certified Fraud Examiner and Certified Valuation Analyst. Managing Partner and Partner in Charge of the Audit and Accounting Division of RSM ROC & Company. Has been with RSM ROC & Company for the past twenty-six years and prior thereto served as Audit Manager with Arthur Andersen & Co. for over nine years. Mr. Rodriguez Amaro has over 36 years of public accounting experience. He has served clients in the banking, insurance, manufacturing, construction, government, advertising, radio broadcasting and services industries. Member of the Board of Trustees of Sacred Heart University of Puerto Rico since August 2003 to present, serving as Member of the Executive Committee and Chairman of the Audit Committee since 2004. Member of the Board of Trustees of Colegio Puertorriqueño de Niñas, since 1996 to present, serving as a member of the Board of Directors from 1998 to 2004. Member of the Board of Director of Proyecto de Niños de Nueva Esperanza, Inc. since 2003.
The Corporation’s by-laws provide that each director holds office for the term to which he or she was elected and until his or her successor is elected and qualified or until his or her resignation, retirement or removal from office. The Corporation’s by-laws also provide that the directors will be divided into three classes as nearly equal in number as possible. The members of each class shall be elected for a three year term and only one class shall be elected by ballot annually. The Corporation’s by-laws further provide that any director elected by an affirmative vote of the majority of the Board of Directors to fill a vacancy shall serve until the next election of directors by stockholders. As the Corporation did not hold a stockholders’ meeting during 2006 nor during the first six month of 2007 due to the inability to file its Form 10-K timely for the years ended 2005 and 2006, and as certain directors were appointed to fill vacancies, the following members of the Board of Directors shall be up for election at the next stockholders’ meeting: Luis M. Beauchamp, Aurelio Alemán, José Teixidor, José L. Ferrer-Canals, Richard Reiss-Huyke, (Mr. Reiss will not stand for re-election, therefore his term will expire on the date of the stockholder meeting), Sharee Ann Umpierre-Catinchi, and Fernando Rodríguez-Amaro. The term of directors Jorge L. Díaz and José Menéndez-Cortada expire during 2008.
EXECUTIVE OFFICERS
The executive officers of the Corporation, FirstBank and FirstBank Florida who are not directors are listed below.
Fernando Scherrer, 38
Executive Vice President and Chief Financial Officer
Chief Financial Officer and Executive Vice President since July 2006. He is a Certified Public Accountant. Co-Founder, Managing Partner and Head of Audit and Consulting Practices at Scherrer Hernández & Co., from 2000 to 2006. Prior to founding Scherrer Hernández & Co., he worked with PricewaterhouseCoopers LLP for 10 years where he audited financial institutions and insurance companies. He has over 17 years of financial and accounting experience in the financial services, insurance, retail and education industries. Since October 2006, he has served as a director of First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, FirstBank Insurance Agency, Inc., FirstMortgage, Inc., Ponce General Corporation.
Lawrence Odell, 59
Executive Vice President, General Counsel and Secretary
Executive Vice President, General Counsel and Secretary since February 2006. Senior Partner at Martínez Odell & Calabria. Has over 25 years of experience in specialized legal issues related to banking, corporate finance and international corporate transactions. Served as Secretary of the Board of Pepsi-Cola Puerto Rico, Inc. from 1992 to 1997. Served as Secretary to the Board of Directors of BAESA, S.A. from 1992 to 1997.
Dacio A. Pasarell, 58
Executive Vice President and Banking Operations Executive
Executive Vice President and Banking Operations Executive since September 2002. Had over 27 years of experience at Citibank N.A. in Puerto Rico which included the following positions: Vice President, Retail Bank Manager, from 2000 to 2002; Vice President and Chief Financial Officer from 1996 to 1998; Vice President, Head of Operations — Caribbean Countries from 1994 to 1996; Vice President Mortgage and Automobile Financing; Product Manager, Latin America from 1986 to 1994; Vice President, Mortgage and Automobile Financing Product Manager for Puerto Rico from 1986 to 1996. President of Citiseguros PR, Inc. from 1998 to 2001. Chairman of Ponce General Corporation and Director of FirstBank Florida since April 2005.

Randolfo Rivera, 53
Executive Vice President and Wholesale Banking Executive
Executive Vice President in charge of corporate banking, middle market, international, government and institutional, structure finance and cash management areas of FirstBank since June 1998 and since October 2005 also in charge of real estate lending, commercial mortgage unit in Puerto Rico and merchant banking. Vice President and component executive for local companies, public sector and institutional markets for Chase Manhattan Bank, N.A. in Puerto Rico from April 1990 to December 1996. Corporate Finance Executive in charge of the Caribbean and Central American region for Chase Manhattan Bank in Puerto Rico from January 1997 to May 1998.
Emilio Martinó, 56
Executive Vice President and Chief Credit Officer
Chief Credit Officer and Executive Vice President of First Bank since October 2005. Director of FirstBank Florida since August 2006. Senior Vice President and Credit Risk Management of FirstBank from June 2002 to October 2005. Staff Credit Executive for FirstBank’s Corporate and Commercial Banking Business components since November 2004. First Senior Vice President of Banco Santander Puerto Rico; Director for Credit Administration, Workout and Loan Review, from 1997 to 2002. Senior Vice President for Risk Area in charge of Workout, Credit Administration, and Portfolio Assessment for Banco Santander Puerto Rico from 1996 to 1997. Deputy Country Senior Credit Officer for Chase Manhattan Bank Puerto Rico from 1986 to 1991. Director of FirstBank Florida since August 2006.
Cassan Pancham, 47
Executive Vice President and Eastern Caribbean Region Executive
Executive Vice President of FirstBank since October 2005. First Senior Vice President, Eastern Caribbean Region of FirstBank from October 2002 until October 2005. Director and President of FirstExpress, Inc., First Trade, Inc., and First Insurance Agency, Inc. He held the following positions at JP Morgan Chase Bank Eastern Caribbean Region Banking Group: Vice President and General Manager, from December 1999 to October 2002; Vice President, Business, Professional and Consumer Executive, from July 1998 to December 1999; Deputy General Manager from March 1999; and Vice President, Consumer Executive, from December 1997 to 1998. Member of the Governing Board of Directors of the Virgin Islands Port Authority since June 2007.
The Corporation’s by-laws provide that each officer shall be elected annually at the first meeting of the Board of Directors after the annual meeting of stockholders and that each officer shall hold office until his or her successor has been duly elected and qualified or until his or her death, resignation or removal from office.
CERTAIN OTHER OFFICERS
Miguel A. Babilonia, 41
Senior Vice President and Chief Credit Risk Officer
Senior Vice President and Chief Credit Risk Officer since 2006. Vice President of Consumer Credit Policy and Portfolio Risk Management, promoted to Senior Vice President in 1999. In 2005, the mortgage risk management and centralized collections responsibilities were added to his scope. He has sixteen years of experience including, Consumer Scorecard Manager at Citibank, N.A. from 1997 to 1998; Assistant Vice President/Risk Manager at First Union National Bank from 1996-1997; Assistant Vice President/Segmentation Manager at First Union National Bank from 1993 to 1996; Portfolio Risk Senior Analyst at National City Bank from 1991 to 1993. Chairman of the Consumer Credit Committee of the Puerto Rico Bankers Association. Joined the Corporation in 1998.
Nayda Rivera-Batista, 33
Senior Vice President, Chief Risk Officer and Assistant Secretary
Chief Risk Officer and Senior Vice president since April 2006. Assistant Secretary of the Board since November 2006. Senior Vice President and General Auditor from July 2002 to April 2006. She is a Certified Public Accountant and Certified Internal Auditor. More than 12 years of combined work experience in public company, auditing, accounting, financial reporting, internal controls, corporate governance, risk management and regulatory compliance. Serving as member of the Board of Trustees of the Bayamón Central University from January 2005 to January 2006. Joined the Corporation in 2002.

Pedro Romero, 34
Senior Vice President and Chief Accounting Officer
Chief Accounting Officer since August 2006. Senior Vice President since May 2005. Comptroller from May 2005 to August 2006. Vice President and Assistant Comptroller from December 2002 to May 2005. He is a Certified Public Accountant with a Master of Science in Accountancy and has technical expertise in management reporting, financial analysis, corporate tax, internal controls and compliance with US GAAP, SEC rules and Sarbanes Oxley. He has more than ten years of experience including, big four public accounting company, banking and financial services. Joined the Corporation in December 2002.
Víctor M. Barreras-Pellegrini, 39
Senior Vice President and Treasurer
Treasurer and Senior Vice President since July 6, 2006. Previously held various positions with Banco Popular de Puerto Rico from January 1992 to June 2006, including, Fixed-Income Portfolio Manager of the Popular Assets Management division from 1998 to 2006 and Investment Officer in the Treasury division from 1995 to 1998. Director of FirstBank Overseas Corp. and First Mortgage. He has over 15 years of experience in banking and investments and holds the Chartered Financial Analyst designation. Joined the Corporation in 2006.
CORPORATE GOVERNANCE AND RELATED MATTERS
General
The following discussion summarizes the Corporation’s corporate governance including director independence, board and committee structure, function and composition, and governance charters, policies and procedures. The Corporate Governance Standards, including the text of the Corporation’s charters approved by the Board of Directors (the “Board”) for the Audit Committee, the Compensation and Benefits Committee, the Corporate Governance and Nominating Committee, the Asset/Liability Risk Committee and the Corporation’s Code of Ethics and Code of Ethics for Senior Financial Officers are available at the Corporation’s web site at www.firstbancorppr.com, under “Investor Relations / Governance Documents”. FirstBanCorp shareholders may obtain printed copies of these documents by writing to Lawrence Odell, Secretary of the Board of Directors, First BanCorp, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908.
Independence of the Board of Directors
The Board annually evaluates the independence of its members based on the criteria for determining independence identified by the New York Stock Exchange (“NYSE”), the Securities and Exchange Commission (“SEC”) and the Corporation’s Independence Principles for Directors. The Corporation’s Corporate Governance Standards provides that a majority of the Board be composed of directors who meet the requirements for independence established in the Corporation’s Independence Principles of Directors which shall incorporate, at a minimum, those established by the NYSE and the SEC. The Independence Principles for Directors is included as Exhibit 14.4 to this 2006 Form 10-K. The Board has concluded that the Corporation has a majority of independent directors. The Board determined that Messrs. José Teixidor-Méndez, José L. Ferrer-Canals, Jorge L. Díaz, Fernando Rodríguez-Amaro, Richard Reiss-Huyke, José Menéndez-Cortada and Sharee Ann Umpierre-Catinchi are independent under the Independence Principles for Directors. Related to director Richard Reiss-Huyke, in determining independence, the Board took into consideration a relationship that his adult daughter had with the Corporation for services rendered by her consulting company which amounted to $1,500 during 2006. Messrs. Luis M. Beauchamp, President and Chief Executive Officer, and Aurelio Alemán, Senior Executive Vice President and Chief Operating Officer, are not considered to be independent as they are management Board members. During 2006, the independent directors usually met in executive sessions without the Corporation’s management on days were there were regularly scheduled Board meetings. In addition, non-management directors separately met two (2) times during 2006 with José Menéndez-Cortada serving as chairman during the meetings.
Board Meetings
The Board is responsible for directing and overseeing the business and affairs of the Corporation. The Board represents the Corporation’s stockholders and its primary purpose is to build long term shareholder value. The Board meets on a regularly scheduled basis during the year to review significant developments affecting the Corporation and to act on matters that require Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board of the Corporation met thirty two (32) times during 2006. Each member of the Board participated in at least 75% of Board and applicable committee meetings held during 2006.
Board Committees
The Board has five standing committees: the Audit Committee, the Compensation and Benefits Committee, the Corporate Governance and Nominating Committee, the Asset/Liability Risk Committee, and an Ad Hoc Committee. The members of the committees are appointed and removed by the Board, which also appoints a chair of each committee. The functions of those committees, their current members and the number of meetings held during 2006 are set forth below.
Audit Committee. The Audit Committee is composed of three outside directors who meet the independence criteria established by the NYSE, the SEC, and the Corporation’s Independence Principles for Directors. Under the terms of its charter, the Audit Committee represents and assists the Board in fulfilling its oversight responsibility relating to the integrity of the Corporation’s financial statements and the financial reporting process, the effectiveness of the Corporation’s internal controls over financial reporting and adequacy of internal control disclosures and procedures, the Corporation’s compliance with legal and regulatory requirements, the performance of the Corporation’s internal audit function, the annual independent audit of the Corporation’s financial statements and the qualifications, independence and performance of the Corporation’s independent registered public accounting firm. The Audit Committee also monitors the quality of the Corporation’s assets in order to provide for early identification of possible problem assets.
The members of this Committee are Fernando Rodríguez-Amaro, appointed Chairman effective in January 2006, José Ferrer-Canals and Richard Reiss-Huyke. Each member of the Corporation’s Audit Committee is financially literate, knowledgeable and qualified to review financial statements. The “audit committee financial experts” designated by the Corporation’s Board are Richard Reiss-Huyke and Fernando Rodríguez-Amaro. The Audit Committee met a total of thirty two (32) times during fiscal year 2006.
Compensation and Benefits Committee. The Compensation and Benefits Committee is composed of three directors who meet the independence criteria established by the NYSE and the Corporation’s Independence Principles for Directors. In addition, the members of the Committee are independent as defined in Rule 16b-3 under the Exchange Act. The Committee is responsible for the oversight and determination of the proper salary and incentive compensation of the executive officers and key employees of the Corporation. The responsibilities and duties of the Committee include the following:
•	Review and approve the annual goals and objectives relevant to compensation of the CEO, including the balance of the components of total compensation.

•	Evaluate the performance of the CEO in light of the agreed upon goals and objectives and set the compensation level of the CEO based on such evaluation.

•	Establish and approve the salaries, annual incentive awards and long term incentives of the CEO, executive officers and selected senior executives.

•	Evaluate and approve severance arrangements and employment contracts for executive officers and selected senior executives.

•	Approve and administer the Corporation’s cash and equity based incentive plans for senior executives.

•	Prepare and publish an annual executive compensation report in the Corporation’s proxy statement.

•	Periodically review the operation of the Corporation’s overall compensation program for key employees and evaluate its effectiveness in promoting shareholder value and Corporation objectives. The Committee establishes criteria for evaluating its performance and conducts an annual evaluation of the charter and discusses the results of the annual evaluation with the full Board. The Committee has the sole authority to engage and terminate outside consultants to assist in determining appropriate compensation levels for the CEO and other executive officers, and to set fees and retention arrangements for such consultants. The Committee has full access to any relevant records of the Corporation and may request any employee of the Corporation or other person to meet with the Committee or its consultants. The Committee has the authority to delegate all or a portion of the authority granted to it by the Board to one or more of the Committee members, senior executives or committees, subject to applicable plans, laws and regulations.
The members of this Committee are Sharee Ann Umpierre-Catinchi, appointed Chairman in August 2006, Richard Reiss-Huyke and Jose Teixidor-Méndez. The Compensation and Benefit Committee met a total of six (6) times during fiscal year 2006.
Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee of the Board of the Corporation is composed of three directors who meet the independence criteria established by the NYSE, the SEC and the Corporation’s Independence Principles for Directors. The responsibilities and duties of the Committee include, among others, the following:
•	Develop a set of corporate governance principles applicable to the Corporation for Board approval, and following such approval shall annually review the principles for continued compliance.

•	Establish the criteria for selecting new directors in accordance with the requirements of the NYSE.

•	Recommend the director nominees for approval by the Board.

•	Have the authority to retain and terminate outside consultants or search firms to advice the Committee regarding the identification and review of candidates, including sole authority to approve such consultant’s or search firm’s fees, and other retention terms.

•	Review annually the Corporation’s Insider Trading Policy to ensure continued compliance with applicable legal standards and corporate best practices. In connection with its annual review of the Insider Trading Policy, the Committee also reviews the list of executive officers subject to Section 16 of the Securities and Exchange Act of 1934, as amended, and the list of affiliates subject to the trading windows contained in the Policy.

•	Review annually and update, as necessary, this Charter’s adequacy and the performance of the Committee, and receive approval from the Board of any proposed changes.

•	Consistent with the foregoing, take such actions as it deems necessary to encourage continuous improvement of, and foster adherence to, the Corporation’s corporate governance policies, procedures and practices at all levels and shall perform other corporate governance oversight functions as requested by the Board.
The members of this Committee are José Luis Ferrer-Canals, appointed Chairman in February 2006, Jorge Diaz-Irizarry and José Menéndez-Cortada. The Corporate Governance and Nominating Committee met a total of eight (8) times during fiscal year 2006.
Asset/Liability Risk Committee. The Asset/Liability Risk Committee is composed of four directors who meet the independence criteria established by the NYSE, the SEC, and the Corporation’s Independence Principles for Directors. Under the terms of its charter the Asset/Liability Risk Committee assists the Board in its oversight of the Corporation’s policies and procedures related to asset and liability management, including funds management, investment management and credit management. In doing so, the Committee’s primary general functions involve:
•	The establishment of a process to enable the identification, assessment, and management of risks that could affect the Corporation’s assets and liabilities;

•	The identification of the Corporation’s risk tolerance levels related to its assets and liabilities;

•	The evaluation of the adequacy and effectiveness of the Corporation’s risk management process related to the Corporation’s assets and liabilities, including management’s role in that process;

•	The evaluation of the Corporation’s compliance with its risk management process related to the Corporation’s assets and liabilities; and

•	The approval of loans and other business matters following the lending authorities approved by the Board.

The members of this Committee are Jorge Díaz-Irizarry, appointed Chairman in June 2006, José Menéndez-Cortada, Sharee Ann Umpierre-Catinchi, and José Teixidor-Méndez. The Asset/Liability Risk Committee met a total of nine (9) times during fiscal year 2006.
Stockholder Communications with the Board
Any stockholder who desires to communicate with the Corporation’s Board may do so by writing to the Chairman of the Board or to the non-management Directors as a group in care of the Office of the Corporate Secretary at the Corporation’s headquarters, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908 or by email to directors@firstbankpr.com or thenetwork@firstbankpr.com. Communications may also be made by calling the following toll-free hotline telephone number: 1-877-888-0002. Communications related to accounting, internal accounting controls or auditing matters will be referred to the Chair of the Audit Committee, communications regarding other matters will be directed to the General Counsel for his or her proper referral.
Code of Ethics
In November 2003, the Corporation adopted a Code of Ethics for Senior Financial Officers (the “Code”). The Code which applies to the Corporation’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Comptroller, Executive Vice Presidents and to all professional employees in the areas of finance, internal audit and treasury, and members of the corporation’s risk management council, states the principles to which senior financial officers must adhere in order to act in a manner consistent with the highest moral and ethical standards. The Code imposes a duty to avoid conflicts of interest, comply with the laws and regulations that apply to the Corporation and its subsidiaries. Any waiver of any part of the Code may be made only by the Audit Committee and will be promptly disclosed to shareholders as required by the rules of the SEC and the NYSE. Neither the Audit Committee nor the General Counsel received any requests for waivers under the Code in fiscal year 2006.
The Corporation has also adopted a Code of Ethics that is applicable to all employees of the Corporation and all of its subsidiaries which purports to strengthen the ethical culture that prevails in the Corporation. The Code of Ethics addresses, among other matters, conflicts of interest, operational norms and confidentiality of the Corporation’s and its customers’ information.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with, except as follows:

Luis Beauchamp, Aurelio Alemán, Randolfo Rivera, Dacio A. Pasarell, Emilio Martino, Cassan Pancham, and Luis Cabrera each filed one late Form 4 relating to stock options granted in January 2006; Lawrence Odell filed a late Form 3 upon becoming a Section 16(a) reporting person, which also reported, on a late basis, stock options granted in connection with employment; Pedro Romero, Nayda Rivera and Miguel Babilonia each filed a late Form 3 upon their becoming Section 16(a) reporting persons, which also reported, on a late basis, stock options granted in January 2006.
Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Discussion and Analysis (“CD&A”) describes the objectives of the Corporation’s Executive Compensation Program, the process for determining executive officer compensation, and the elements of the compensation for the Corporation’s President and Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and the next three highest paid executive officers of the Corporation (the “Named Executives”).
The Executive Compensation Program is administered by the Compensation and Benefits Committee (the “Compensation Committee”). The Compensation Committee is responsible for the oversight and determination of the proper salary, incentive compensation, nonqualified benefits and perquisites of the executive officers and key employees of the Corporation. To fulfill its responsibilities and duties the Compensation Committee reviews and recommends to the Board the annual goals and objectives relevant to the CEO and evaluates and recommends to the Board the salaries, annual incentives awards and long term incentives of the CEO, executive vice presidents and other selected executives of the Corporation.
Executive Compensation Policy
The Corporation operates in a highly competitive industry where the quality, creativity and professionalism of its executives are of utmost importance to the success, profitability and growth of the institution. The underlying philosophy of the Executive Compensation Program is to attract and retain a highly qualified workforce that will make significant contributions to the promotion and achievement of the Corporation’s goals, with a view to maximizing shareholder value, and to motivate high level of individual and group performance and reward contributions and achievement of strategic objectives under the responsibility of the executives. Accordingly, the Corporation has adopted a compensation policy that is designed to recruit, retain and motivate the best executive talent to deliver superior short term and long term performance to stockholders. To support those goals, the Corporation provides it’s Named Executives with a competitive base salary, a cash bonus, stock option awards, and other fringe benefits. The cash bonus and stock awards, which are the variable components of the compensation, are based on the performance of the objectives assigned to the Named Executives. In 2006, variable compensation accounted for approximately 70% of the CEO’s total compensation and approximately 50% to 60% for the other Named Executives.
Objectives of the Corporation’s Executive Compensation Program:
•	Attract and retain top executives.

•	Promote behavior that will lead to the attainment of the Corporation’s goals.

•	Provide a short term and long term variable compensation structure aimed at rewarding performance that is measured against the achievement of goals and management objectives.

•	Promote the alignment of interest with those of the stockholders by providing a significant portion of the executive compensation in the form of stock-based compensation.
For the year 2006, the Board set forth the following management key objectives:
•	Recruit key corporate executives to strengthen the restructured management organization, retain key corporate officers in the face of potential adverse consequences to the Corporation resulting from a Restatement Process with respect to its financial statements for 2004 and the corresponding filing of the Corporation’s Amended Annual Report restating years 2000-2004 (the “Restatement Process”) and maintain high moral of the employees of the Corporation in such circumstances.

•	Establish effective working relations with key constituencies to enhance the impaired Corporation’s reputation resulting from the Restatement Process; i.e., regulators, rating agencies, credit counterparts, financial analysts’ investors, clients and employees.

•	Create a strong enterprise risk management function and develop programs to remedy critical issues and correct material weaknesses identified by management, regulatory agencies, internal audit and independent auditors.

•	Reduce credit risk concentration in connection with certain loans outstanding to two large mortgage originators in Puerto Rico to levels acceptable to regulatory agencies and to bring it within parameters set forth in the policies adopted by the Corporation.

•	Fulfill all directives and requirements imposed by the various enforcement actions issued by the regulators upon the Corporation and its banking subsidiaries.

•	Undertake steps towards satisfactorily resolving significant litigation brought against the Corporation as a result of the Restatement Process.

•	Undertake steps towards satisfactorily resolving a formal investigation initiated by the SEC principally pertaining to the accounting for certain mortgage-related transactions with two large mortgage originators in Puerto Rico during calendar years 1999 through 2005.

•	Initiate a process involving the raising of equity capital for the Corporation.

•	Successful completion of the Restatement Process with the filing of the Amended 2004 Form 10-K/A.

•	Maintain the Corporation’s business components moving forward through the effective implementation of key business strategies to grow the core business and retain existing clients during the period of potential adverse consequences and impaired reputation of the Corporation.

•	Sustain the Corporation’s market share goals in each business segment.
Compensation Review Process
The Compensation Committee typically reviews and determines executive compensation in January of each year. The Corporation’s President and Chief Executive Officer, makes recommendations concerning the amount of compensation to be awarded to executive officers, excluding himself, but does not participate in the Compensation Committee’s deliberations or decisions. The Compensation Committee reviews and considers his recommendations and makes a final determination, subject to the ratification of the Board. In making it’s determinations, the Compensation Committee reviews the Corporation’s performance as a whole and the performance of the executives as it relates to the accomplishment of the goals and objectives set forth for management for the year, together with any such goals that have been established for the relevant lines of business of the Corporation. The determinations in terms of accomplishments are ultimately judgments based on the Compensation Committee’s assessment of the year end performance of the Corporation against its annual financial and strategic objectives established by the Board at the beginning of the year, and the level of responsibility and individual performance of each executive. The Compensation Committee, typically, also takes into consideration the performance of the Corporation in comparison with the performance of other corporations in similar markets who provide similar financial services and products and executive compensation at comparable companies.

During 2006, in lieu of the typical process, the Compensation Committee gave substantial weight to the achievement and/or progress made towards the accomplishment of the key management objectives mentioned above, in the final determination of management effectiveness. In light of the Corporation’s extraordinary efforts with respect to management’s work on the Restatement Process and the legal and regulatory matters affecting the Corporation, the Compensation Committee in its deliberations and determinations, gave substantial weight to the significant time and effort employed by management towards the resolutions of such adversities affecting the Corporation. Specifically, these included: completion of the Restatement Process; development of a strong enterprise risk management framework; completion and delivery of all items required by the Cease and Desist orders entered into with the FDIC, the Commissioner of Financial Institutions of Puerto Rico and the Federal Reserve Bank of New York; defending against securities class action and shareholder derivatives claims, and working towards a successful resolution thereof; cooperating with a SEC formal investigation and undertaking a process for a settlement of a potential enforcement action in connection therewith; and commencing a process involving the raising of equity capital for the Corporation to ensure its compliance under the Bank Holding Company Act which requires that the Corporation serve as a source of financial strength to its banking subsidiaries.
The following financial factors were also considered in the evaluation of management overall effectiveness: attainment of financial results versus plan, overall effectiveness in the implementation of business strategies, market penetration and market positioning, and adjusted asset growth and adjusted earnings performance, among other factors.
Elements of Executive Compensation
The Corporation’s compensation program primarily consists of the following components:
•	Base salary;

•	Short term incentives – annual performance bonuses;

•	Long term incentives – stock-based compensation in the form of stock option grants; and

•	Other compensation
Base Salary
Base salary is the basic element of direct cash compensation, designed to attract and motivate highly qualified executives. In setting base salary, the Compensation Committee takes into consideration the experience, skills, knowledge and responsibilities required of the executive and senior officers in their roles, and the Corporation’s performance. The Compensation Committee seeks to maintain base salaries that are competitive with the marketplace, to allow it to attract and retain executive talent. Salaries for executive and senior officers are reviewed on an annual basis as well as at the time of a promotion or other change in level of responsibilities.
Considering the financial performance of the Corporation and the large amounts of extraordinary expenses incurred during 2006 relating to the regulatory and legal issues that the Corporation was facing, the base salaries of the CEO, the Chief Operating Officer (“COO”) and the Executive Vice Presidents were not increased during 2006 and have not been increased as of the date of this filing.
During 2006, the Corporation, because of the adversities affecting it during the year, faced certain challenges which impacted the entities ability to hire and retain employees and executives with the necessary skills and experience to execute extensive actions directed towards improving corporate governance, greater transparency, higher quality of financial reporting, enhanced internal control policies, programs and processes, and the resolution of legal and regulatory actions. As part of the recruitment process, the Corporation designed compensation packages, which included, in some instances, guaranteed performance bonuses, signing bonus and stock option awards, all of which were aimed to compensate the executives for the risk of leaving their respective prior employers and/or professions. In meeting these objectives, the Corporation entered into an employment agreement with Lawrence Odell in February 2006 relating to his retention as Executive Vice President and General Counsel of the Corporation and its subsidiaries and at the same time entered into a services agreement with his law firm Martinez Odell & Calabria (the “Law Firm”) in consideration of his employment with the Corporation. The services agreement provides for monthly payments to the Law Firm of $60,000. Separately, under the terms of his employment agreement, Mr. Odell receives a nominal base salary of $100.00 a year and the opportunity to receive annual performance bonuses based upon his achievement of predetermined business objectives. In addition, at the time of his employment he received a stock options exercisable for 100,000 shares of common stock. The payments under the services agreement with the Law Firm have been taken into consideration in determining total compensation for identifying the Named Executives. The employment agreement has a four-year term with automatic one-year extensions. The services agreement has a four-year term.
Also, in July 2006, the Corporation entered into an employment agreement with Fernando Scherrer relating to his retention as Executive Vice President and Chief Financial Officer of the Corporation and its subsidiary FirstBank. Under the terms of his employment agreement, Mr. Scherrer receives a base salary of $700,000 a year and a guaranteed bonus of $400,000 upon the first anniversary of his employment. Every year thereafter, Mr. Scherrer’s performance bonus will be determined based upon his achievement of predetermined business objectives. In addition, Mr. Scherrer received stock options exercisable for 100,000 shares of common stock and a signing bonus of $200,000.
Short Term Annual Performance Bonuses
Generally, the annual cash bonus element of the Corporation’s Executive Compensation Program is designed to provide incentives for executive officers on generating strong corporate financial performance and therefore seeks to link the payment of cash bonuses to the achievement of key strategic, operational and financial performance objectives. Other criteria, beside financial performance, may include objectives and goals that may not involve actions that specifically and directly relate to financial matters, but the resolutions of which would necessarily protect the financial soundness of the Corporation. The performance of the executive officer was evaluated on the basis of the Corporation’s achievement of the predetermined business objectives, such as the 2006 Management Key objectives detailed in the Executive Compensation Policy section above and which are discussed in more detail below. The contributions of the executive to the achievement of the Corporation’s business objectives were evaluated by the Compensation Committee to determine, at its discretion, the amount of the performance bonus. The Compensation Committee does not use a formula to calculate bonus payments.
During 2006, the Corporation placed emphasis on compliance with various regulatory provisions and enhancement of the Corporation’s overall corporate governance and risk management. Notwithstanding the substantial progress realized during the year in accomplishing these objectives, and considering the financial performance of the corporation and the large amounts of extraordinary expenses incurred during 2006 relating to the regulatory and legal issues the Corporation was facing, the Compensation Committee approved the performance bonuses listed in the Summary Compensation Table, which were equal to those approved for 2005. Such bonuses considered individual performance given certain milestones which included but were not limited to:
•	Strict adherence and completion of deliverables in connection with the FDIC, the Commissioner of Financial Institutions of Puerto Rico, and the Federal Reserve Bank of New York with respect to the mortgage related Cease and Desist Orders.

•	A complete assessment of management’s compliance with the Bank Secrecy Act (“BSA”), a revamping of the Corporation’s BSA program, and substantial implementation of recommendations and action items required by the BSA Cease and Desist Order.

•	Active negotiation towards a Memorandum of Understanding for settlement of the Class Action Lawsuit.

•	Dismissal of the Derivative Action Lawsuit.

•	Active settlement negotiation with the Enforcement Division of the SEC in connection with its formal investigation.

•	Completion of the Corporation’s Amended Annual Report for the year ended December 31, 2004.

•	Substantial completion of the Corporation’s Annual Report for the year ended December 31, 2005, which was subsequently filed on February 9, 2007.

•	Complete Corporate Governance Review and implementation of changes in accordance with consultant recommendations.

•	Revision of the Corporation’s risk management program resulting in a realignment of risk management functions and the adoption of an enterprise-wide risk management framework.

•	Substantial reduction of the credit risk concentration in connection with loans outstanding to two large mortgage originators in Puerto Rico.

•	Maintaining market leadership positioning in key business segments.

Long Term Equity Incentive
Long term incentives were provided under the Executive Compensation Program in the form of stock options under the Corporation’s 1997 Stock Option Plan. The 1997 Stock Option Plan (the “1997 Plan”) was effective through January 21, 2007, at which time it expired. Under the 1997 Plan, the Compensation Committee had discretion to select which of the eligible persons would be granted stock options, whether stock appreciation rights would be granted with such options, and generally to determine the terms and conditions of such options in accordance with the provisions of the 1997 Plan. Under the 1997 Plan, options are granted at a price not less than the fair market value of the stock at the date of grant. Accordingly, all options have been awarded at the market value of the Corporation’s common stock on the date of grant. The options are fully vested upon grant. The purpose of the 1997 Plan was to further the success of the Corporation and its subsidiaries by enabling executive officers to maintain an equity interest in the Corporation, which aligns their compensation with the shareholders’ interest. The Corporation makes initial grants of options to new executives to quickly align their interests.
In determining equity awards to the executives in 2006, the Compensation Committee, based on recommendations submitted by the CEO, took into account the executive’s position and scope of responsibility, ability to affect profitability and shareholder value, the accomplishment of the goals and objectives set forth by the Corporation, recent job performance, and the value of the equity award in relation to other compensation elements. The Compensation Committee in granting the equity awards to executives in 2006 placed great weight in the accomplishment and progress made by management towards the resolution of the adversities facing the Corporation during 2005 and 2006 that included substantial legal actions against the Corporation, several regulatory enforcement actions and the Restatement Process. The Corporation does not have a practice of coordinating the timing of stock option grants with the release of material, nonpublic information. Management has no intervention or role with respect to the timing of stock option awards. During 2006, the equity awards were granted in accordance with the Corporation’s historical practice of granting equity awards to executives and other management personnel at the beginning of each year. Further, the amounts were consistent with those granted in prior years.
Other Compensation
The use of personal benefits and perquisites as an element of compensation is extremely limited. Under our current plan, Named Executives are provided with a corporate-owned automobile, club memberships and participation in the same corporate-wide plans and programs available to other employees such as the 401(k) plan (including Corporation’s match), group medical and dental plans, long term and short term disability, health care, and group life insurance. The Corporation offers to all executive officers a life insurance policy of $1,000,000 ($500,000 in excess of other employees). In addition, the CEO is provided personal security solely for business purposes.
In 2007, the Compensation Committee retained Mercer Human Resources Consulting to provide services as compensation consultants. Mercer will perform an executive compensation review which includes a market competitiveness study, a pay for performance assessment, and will assist the Compensation Committee in developing a new compensation program for the Corporation’s management.
Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed it with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K for 2006. This report is provided by the following independent directors, who comprise the committee:
Sharee Ann Umpierre-Catinchi (Chairperson)
Richard Reiss
José Teixidor

TABULAR EXECUTIVE COMPENSATION DISCLOSURE
SUMMARY COMPENSATION TABLE
The Summary Compensation Table set forth below discloses compensation for the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers of the Corporation, FirstBank or its subsidiaries.

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($) (d)	($) (e)	($)	($) (f)	($)	($)	($) (g)	($)
Luis Beauchamp	2006	1,000,000	852,200	—	1,595,676	—	—	77,340	3,525,216
Chairman, President and Chief Executive Officer

Aurelio Alemán	2006	750,000	602,200	—	683,861	—	—	36,824	2,072,885
Senior Executive Vice President and Chief Operating Officer

Fernando Scherrer (a)	2006	290,769	202,200	—	288,000	—	—	22,180	803,149
Executive Vice President and Chief Fiancial Officer

Lawrence Odell (b)	2006	630,100	402,200	—	459,000	—	—	8,505	1,499,805
Executive Vice President, General Counsel and Secretary of the Board of Directors

Randolfo Rivera	2006	550,000	402,200	—	341,931	—	—	31,656	1,325,787
Executive Vice President and Corporate Banking Operations Executive

Luis Cabrera (c)	2006	409,846	225,000	—	227,954	—	—	614,472	1,477,272
Former Executive Vice President, Interim Chief Financial Officer and Chief Investment Officer

(a)	Fernando Scherrer was hired in July 2006, his employment agreement stipulates a base salary of no less than $700,000 a year and a guaranteed bonus of $400,000 upon the first anniversary of his employment. In addition, Mr. Scherrer received a signing bonus of $200,000 which is included in the bonus section of the Summary Compensation Table and stock options exercisable for 100,000 shares of common stock.

(b)	As discussed in more detail in the Compensation Disclosure and Analysis section, in February 2006, the Corporation entered into an employment agreement with Lawrence Odell and at the same time entered into a services agreement with his law firm Martinez Odell & Calabria relating to the services of Mr. Odell as Executive Vice President and General Counsel of the Corporation. Mr. Odell received a nominal base salary of $100.00 a year and the opportunity to receive annual performance bonus based upon his achievement of predetermined business objectives. In addition, he received a stock option exercisable for 100,000 shares of common stock. The services agreement provides for monthly payments to the Law Firm of $60,000 which has been taken into consideration in determining Mr. Odell salary and has been included as such in the Summary Compensation Table.

(c)	Mr. Luis Cabrera resigned as Chief Investment Officer and Executive Vice President on August 11, 2006. He ceased being Interim Chief Financial Officer on July 18, 2006. Pursuant to an agreement with the Corporation, Mr. Cabrera received monthly payments, based on his yearly salary of $480,000, through September 30, 2006. Upon his separation from the Corporation, he received a lump sum payment consisting of (i) a pro rata bonus of $225,000, less required deductions, (ii) a severance payment of $313,860, less required deductions, (iii) a second severance payment of $286,140 and (iv) payment for unused vacation days of $50,769.

(d)	Includes regular base pay before deductions for 2006.

(e)	Includes the Christmas bonus paid during 2006 and performance bonus payments granted during a meeting of the Compensation Committee held in January 2007, which were meant as compensation for performance of the Named Executives during fiscal year 2006 under the Executive Compensation Program as discussed in the Compensation Discussion and Analysis section.

(f)	The assumptions made when calculating the amounts in this column for 2006 awards are found in Note 20 of the Consolidated Financial Statements of the Corporation on this Form 10-K for 2006. The Corporation uses the Black/Scholes option pricing model to value stock options. The fair value of the stock options appearing in the Summary Compensation Table were calculated in accordance with December 2006 SEC regulations. The regulations require disclosure of the cost of equity awards if compensation expense was recorded in the income statement of the employer for each such award in 2006, as required by the applicable accounting rule (SFAS 123(R)). The amounts disclosed in the Summary Compensation Table are the same as the amounts reported in financial statements.

(g)	Set forth below is a breakdown of all other Compensation (i.e., personal benefits):

		Company-
		owned	1165(e) Plan		Memberships	Pursuant to
		Vehicles	Contribution	Security	& Dues	Agreement	Other	Total
Name and Principal Position	Year	($)	($) (a)	($)	($)	($)	($) (b)	($)
Luis Beauchamp	2006	16,863	5,783	41,612	8,780	—	4,302	77,340
Aurelio Alemán	2006	16,192	5,600	—	9,530	—	5,502	36,824
Fernando Scherrer	2006	7,058	—	—	10,850	—	4,272	22,180
Lawrence Odell	2006	2,313	—	—	—	—	6,192	8,505
Randolfo Rivera	2006	16,736	5,600	—	6,080	—	3,240	31,656
Luis Cabrera	2006	11,307	185	—	—	600,000	2,980	614,472

(a)	Includes the Corporation’s pro-rata contribution to the executive’s participation in the Defined Contribution Retirement Plan.

(b)	Other compensation includes life insurance policy premium paid by the Corporation in excess of $500,000 available to all employees and expenses incurred by the Corporation for family members who accompanied the executive in employer sponsored activities. None of these benefits individually exceed $10,000.
GRANTS OF PLAN-BASED AWARDS
The table set forth below discloses the information regarding the stock options granted to the Corporation’s Chief Executive Officer, Chief Financial Officer and the three most highly paid executives during 2006.

								All	All
								Other	Other	Exercise		Grant
								Stock	Option	or		Date
								Awards:	Awards:	Base		Fair
		Estimated			Estimated			Number	Number	Price	Market	Value
		Possible Payouts			Possible Payouts			of Shares	of	for	Price on	of Stock
		Under Non-Equity			Under Equity			of	Securities	Options	Grant	and
	Grant	Incentive Plan Awards( )			Incentive Plan Awards( )			stock or	Underlying	Awards	Date	Option
Name	Date	Threshold($)	Target($)	Maxium($)	Threshold(#)	Target(#)	Maxium(#)	units (#)	Options(#)	($/SH)	($/SH) (a)	Awards (b)
Luis Beauchamp	1/24/2006	—	—	—	—	—	—	—	350,000	12.68	12.68	1,595,676
Aurelio Alemán	1/24/2006	—	—	—	—	—	—	—	150,000	12.68	12.68	683,861
Fernando Scherrer	7/24/2006	—	—	—	—	—	—	—	100,000	9.20	9.20	288,000
Lawrence Odell	2/15/2006	—	—	—	—	—	—	—	100,000	12.64	12.64	459,000
Randolfo Rivera	1/24/2006	—	—	—	—	—	—	—	75,000	12.68	12.68	341,931
Luis Cabrera	1/24/2006	—	—	—	—	—	—	—	50,000	12.68	12.68	227,954

(a)	Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option is granted. All options were granted at the closing market price of the Corporation’s common stock on the day of the grant. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years.

(b)	The assumptions made when calculating the amounts in this column for 2006 awards are found in Note 20 of the Consolidated Financial Statements of the Corporation on this Form 10-K for 2006. The date in which the Compensation Committee granted the option award is the grant date determined in accordance with FAS 123(R).
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth certain information with respect to the unexercised options awarded to the named executives as of December 31, 2006.

	OptionAwards					Stock Awards
								Equity
								Incentive	Equity
								Plan	Incentive
			Equity					Awards:	Plan
			Incentive					Number of	Awards:
			Plan					Unearned	Market or
			Awards:					Shares,	Payout
		Number	Number					Unit or	Value of
	Number	of	of			Number		Other	Unearned
	of	Securities	Securities			of		Rights	Shares,
	Securities	Underlying	Underlying			Shares	Market Value	that	that
	Underlying	Unexercised	Unexercised			or Units	of Shares or	have	have
	Options	Options	Unearned	Option	Option	of Stock	Units of Stock	n o t	not
	(#)	(#)	Options	Exercise	Expiration	that have	that have	Vested	Vested
Name	Exercisable	Unexercisable	(#)	Price($)	Date	not vested	not vested	(#)	($)
Luis Beauchamp	54,000	—	—	8.67	11/17/2008	—	—	—	—
	90,000	—	—	7.44	12/13/2010	—	—	—	—
	96,000	—	—	9.34	2/26/2012	—	—	—	—
	64,000	—	—	12.81	2/25/2013	—	—	—	—
	76,800	—	—	21.45	2/20/2014	—	—	—	—
	76,800	—	—	23.92	2/22/2015	—	—	—	—
	350,000	—	—	12.68	1/24/2016	—	—	—	—
Aurelio Alemán	36,000	—	—	8.67	11/17/2008	—	—	—	—
	36,000	—	—	6.54	11/23/2009	—	—	—	—
	78,000	—	—	7.44	12/13/2010	—	—	—	—
	90,000	—	—	9.34	2/26/2012	—	—	—	—
	60,000	—	—	12.81	2/25/2013	—	—	—	—
	72,000	—	—	21.45	2/20/2014	—	—	—	—
	72,000	—	—	23.92	2/22/2015	—	—	—	—
	150,000	—	—	12.68	1/24/2016	—	—	—	—
Fernando Scherrer	100,000	—	—	9.2	7/24/2016	—	—	—	—
Lawrence Odell	100,000	—	—	12.64	2/15/2016	—	—	—	—
Randolfo Rivera	120,000	—	—	9.03	5/26/2008	—	—	—	—
	2,110	—	—	7.44	12/13/2010	—	—	—	—
	60,000	—	—	9.34	2/26/2012	—	—	—	—
	50,000	—	—	12.81	2/25/2013	—	—	—	—
	60,000	—	—	21.45	2/20/2014	—	—	—	—
	60,000	—	—	23.92	2/22/2015	—	—	—	—
	75,000	—	—	12.68	1/24/2016	—	—	—	—
OPTIONS EXERCISED AND STOCK VESTED TABLE
During 2006, no stock options were exercised by the named executive mainly as a result of a black-out period which is in effect since the end of 2005.
PENSION BENEFITS
The Corporation does not have a defined benefit or pension plan in place for executive officers.
DEFINED CONTRIBUTION RETIREMENT PLAN

The Corporation provides a Defined Contribution Retirement Plan pursuant to Section 1165(e) of Puerto Rico Internal Revenue Code (“PRIRC”) for Puerto Rico employees and a Defined Contribution Retirement Plan pursuant to Section 401(K) of the U.S. Internal Revenue Code for U.S.V.I. and U.S. employees, which provides participating employees with retirement, death, disability and termination of employment benefits in accordance with their participation. The Defined Contribution Retirement Plans complies with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Retirement Equity Act of 1984, as amended (“REA”). The Corporation’s employees are eligible to participate in the Defined Contribution Retirement Plan after completing one year of service, and there is no age requirement. An individual account is maintained for each participant and benefits are paid based solely on the amount of each participant’s account.
Participating employees may defer from 1% to 10% of their annual salary, up to a maximum of $8,000, for Puerto Rico participants and $15,000 for U.S.V.I. and U.S participants, into the Defined Contribution Retirement Plan on a pre-tax basis as employee salary savings contributions. Each year the Corporation will make a contribution equal to 25% of each participating employee’s salary savings contribution; however, no match is provided for salary savings contributions in excess of 4% of compensation. At the end of the fiscal year, the Corporation may, but is not obligated to make, additional contributions in an amount determined by the Board; however, the maximum of any additional contribution in any year may not exceed 15% of the total compensation of all eligible employees participating in the Defined Contribution Retirement Plan and no basic monthly or additional annual matches need be made on years during which the Corporation incurs a loss.
In fiscal year 2006, the total contribution to the Defined Contribution Retirement Plans by the Corporation amounted to $952,546 which funds were distributed on a pro rata basis among all participating employees. The table below sets forth the total of the Corporation’s contribution during fiscal year 2006 to the Named Executives of the Corporation who participate in the Defined Contribution Retirement Plan.

Corporate
Name	Contribution

Luis M. Beauchamp	$5,783
Aurelio Alemán	$5,600
Randolfo Rivera	$5,600
Luis Cabrera	$185
NON-QUALIFIED DEFERRED COMPENSATION
The Deferred Compensation Plan is an unfunded deferred compensation arrangement available to a select group of management or highly compensated personnel whereby the personnel entitled to participate may elect to do so by executing an Individual Deferred Compensation Agreement (the “Agreement”). Pursuant to the Agreement the participant may defer a portion of his/her compensation to be earned from the date in which the Agreement is executed. These deferred amounts, if any, are included in the amounts disclosed in the Summary Compensation Table. The Corporation does not match any of the deferred amounts. The deferred amounts are deposited in a Trust that is administered by FirstBank. Investments by the Trust may be made in stocks, bonds or other securities. The income, gains and losses both realized and unrealized from investments made by the Trust, net of any expenses properly chargeable, shall be determined annually at the close of each year and allocated among the accounts of the participants in proportion to the values of their respective contingent future benefits. The Corporation does not guarantee a return on the investment of these funds. Payment of the amount allocated to a participant shall be deferred until such participants retirement, resignation, disability or death, or in the event of unforeseeable emergency or necessity.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contribution	Contribution	Earnings	Withdrawals/	Balance at
Name	in last FY($)	in last FY($)	in last FY($)	Distributions ($)(a)	Last FYE($)

Luis Beauchamp	—	—	25,209	46,213	883,873
Aurelio Alemán	—	—	33,554	41,819	793,991

(a)	Withdrawals from the plan assets are pursuant to Act 250 of November 29, 2006 which amends the PRIRC to allow through December 31, 2006 a “window period” within which taxpayers may elect to prepay a 5% special tax on amounts held in deferred compensation plans. Act 250 allowed distributions from the deferred compensation plan for the sole purpose of satisfying the 5% special tax.
EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS
Employment Agreements
     The following table discloses information regarding the employment agreements of the Named Executives.

Name	Effective Date	Current Base Salary	Term of Years
Luis M. Beauchamp	5/14/1998	$1,000,000	4
Aurelio Alemán	2/24/1998	$750,000	4
Randolfo Rivera	5/26/1998	$550,000	4
Lawrence Odell	2/15/2006	$720,100	4
Fernando Scherrer	7/24/2006	$700,000	1
The agreements provide that on each anniversary of the date of commencement of each agreement the term of such agreement shall be automatically extended for an additional one (1) year period beyond the then-effective expiration date, unless either party receives written notice that the agreement shall not be further extended.
Under the employment agreements, the Board may terminate the contracting officer at any time; however, unless such termination is for cause, the contracting officer will be entitled to a severance payment of four years his/her base salary (base salary defined as $450,000 in the case of Lawrence Odell), less all required deductions and withholdings, which payment shall be made semi-monthly over a period of one year, except under Fernando Scherrer’s employment agreement, were the severance payment shall equal the annual base salary, plus the guaranteed bonus upon his first anniversary of $400,000. In relations to a termination for cause, “Cause” is defined to include personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty, intentional failure to perform stated duties, material violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist order or any material breach of any provision of the employment agreement.
In the event of a “change in control” of the Corporation during the term of the employment agreements, the executive shall be entitled to receive a lump sum severance payment equal to his or her then current base annual salary (base salary defined as $450,000 in the case of Lawrence Odell) plus (i) the highest cash performance bonus received by the executive in any of the four (4) fiscal years prior to the date of the change in control and (ii) the value of any other benefits provided to the executive during the year in which the change in control occurs, multiplied by four (4), except for Fernando Scherrer which would receive as severance a lump sum cash payment equal to the annual base compensation plus the guaranteed bonus of $400,000. Termination of employment is not a requirement for a change in control severance payment. Pursuant to the employment agreements, a “change in control” shall be deemed to have taken place if a third person, including a group as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the Corporation having 25% or more of the total number of votes which may be cast for the election of directors of the Corporation, or which, by cumulative voting, if permitted by the Corporation’s charter or by-laws, would enable such third person to elect 25% or more of the directors of the Corporation; or if, as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sales of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Corporation before such transactions shall cease to constitute a majority of the Board of the Corporation or any successor institution.
The following table describes and quantifies the benefits and compensation to which the Named Executives would have been entitled to under existing plans and arrangements if their employment had terminated on December 31, 2006, based on their compensation and services on that date. The amounts shown on the table do not include payments and benefits available generally to salaried employees upon termination of employment, such as accrued vacation pay, distribution from the 401(K) plan, or any death, disability or post retirement welfare benefits available under broad-based employee plans.

	Death, Disability, Termination		Non-
	Without Cause, Termination With		Qualified	Disability	Insurance
Name	Cause and Change in control	Severance ($)	Plans ($) (c)	Benefits ($)	Benefit ($)	Total ($)

Luis Beauchamp	Death (a)	—	883,873	—	500,000	1,383,873
	Permanent Disability (b)	—	883,873	2,400,000	—	3,283,873
	Termination without cause	4,000,000	883,873	—	—	4,883,873
	Termination with cause	—	883,873	—	—	883,873
	Change in Control	7,709,360	883,873	—	—	8,593,233

Aurelio Alemán	Death (a)	—	793,991	—	500,000	1,293,991
	Permanent Disability (b)	—	793,991	1,800,000	—	2,593,991
	Termination without cause	3,000,000	793,991	—	—	3,793,991
	Termination with cause	—	793,991	—	—	793,991
	Change in Control	5,547,296	793,991	—	—	6,341,287

Fernando Scherrer	Death (a)	—	—	—	500,000	500,000
	Permanent Disability (b)	—	—	420,000	—	420,000
	Termination without cause	1,100,000	—	—	—	1,100,000
	Termination with cause	—	—	—	—	—
	Change in Control	1,100,000	—	—	—	1,100,000

Lawrence Odell	Death (a)	—	—	—	500,000	500,000
	Permanent Disability (b)	—	—	1,728,240	—	1,728,240
	Termination without cause	1,800,000	—	—	—	1,800,000
	Termination with cause	—	—	—	—	—
	Change in Control	3,434,020	—	—	—	3,434,020

Randolfo Rivera	Death (a)	—	—	—	500,000	500,000
	Permanent Disability (b)	—	—	1,320,000	—	1,320,000
	Termination without cause	2,200,000	—	—	—	2,200,000
	Termination with cause	—	—	—	—	—
	Change in Control	3,926,624	—	—	—	3,926,624

(a)	Amount includes life insurance benefits in excess of those amounts available generally to other employees.

(b)	If the executive shall become disabled or incapacitated for a number of consecutive days exceeding those the executive is entitled as sick-leave and it is determined that the executive will continue to temporarily be unable to perform his/her duties, the executive shall receive 60% of his/her compensation exclusive of any other benefits entitled to receive under the corporate-wide plans and programs available to other employees. If it is determined that the executive is permanently disabled, the executive shall receive 60% of his/her compensation for the remaining term of the employment agreement. The executive shall be considered “permanently disabled” if absent due to physical or mental illness on a full time-time basis for three consecutive months.

(c)	The Nonqualified Plan includes the accumulated balance of the deferred compensation plan as of December 31, 2006 as applicable for the Named Executive.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Corporation’s Compensation Committee consists of directors Sharee Ann Umpierre-Catinchi, appointed Chairman in August 2006, Richard Reiss-Huyke and Jose Teixidor-Méndez. None of the current members, nor the members during fiscal year 2006, has served as an officer of, or been an employee of, the Corporation, FirstBank or a subsidiary of the Corporation or of FirstBank. No Executive Officer of the Corporation serves on any board of directors or compensation committee of any entity that compensates any member of the Compensation Committee. Other than disclosed in the Certain Relationships and Related Transactions and Director Independence section under Item 13 of this 2006 Form 10-K, none of the members of the Compensation Committee had any relationship with the Corporation requiring disclosure under Item 404 of the SEC Regulation S-K.
COMPENSATION OF DIRECTORS
Non-employee directors of the Corporation do not receive compensation for meetings of the Board of the Corporation when these are held in conjunction with meetings of the Board of Directors of FirstBank. Directors who are also officers of the Corporation, of FirstBank or of any other subsidiaries do not receive fees or other compensation for service on the Board of the Corporation, the Board of Directors of FirstBank, the Board of Directors of the subsidiaries or any of their committees. Accordingly, Luis Beauchamp and Aurelio Alemán are not included in this table because they were employees during 2006 and therefore received no compensation for their services as a director. The compensation set forth in the table is based on the following schedule of fees for 2006 compensation of non-employee directors:
•	Meeting Fees. During 2006, each non-employee director received $1,400 for each regular meeting attended.

•	Compensation and Benefits Committee and Asset/Liability Risk Committee. During 2006, each non-employee director received $650 for each regular meeting attended.

•	Audit Committee. During 2006, each director received $1,050 for each regular meeting attended.

•	As part of the Audit Committee’s investigation, certain independent directors of the Board of Directors actively engaged in activities related to said investigation. As a result, the Compensation and Benefits Committee, in September 2005, approved the payment of additional fees in an amount equal to $250 per hour for these independent directors in order to compensate them for the additional work and time incurred by them in said investigation.
In January 2007, the Board of Directors approved an increase in fees to the members of the Board effective February 2007. Fees increased as follows:
•	Meeting Fees. Currently, each non-employee director receives $1,750 for each regular meeting attended.

•	Compensation and Benefits Committee and Asset/Liability Risk Committee. Currently, each non-employee director receives $1,200 for each regular meeting attended.

•	Audit Committee. Currently, each director receives $1,500 for each regular meeting attended.
The Corporation reimburses the Board member for travel, lodging and other reasonable out-of-pocket expenses in connection with attendance at board and committee meetings or performing other services for the Corporation in their capacities as directors.
The following table sets forth fees paid to non-employee directors for their attendance at meetings of the Board and committees during fiscal year 2006, as well as the additional fees paid to the certain independent directors for the additional work and time incurred by them as part of the Audit Committee’s investigation:

	Fees			Nonqualified
	Earned or			Non -Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($) (b)	Total ($)

José Teixidor-Méndez	44,750	—	—	—	—	—	44,750
José Julian Álvarez-Bracero (a)	11,750	—	—	—	—	—	11,750
Jorge Díaz-Irizarry	60,700	—	—	—	—	3,222	63,922
José Ferrer-Canals	80,800	—	—	—	—	41,388	122,188
Sharee Ann Umpierre-Catinchi	54,650	—	—	—	—	3,222	57,872
Richard Reiss-Huyke	75,050	—	—	—	—	40,625	115,675
José Menéndez-Cortada	58,850	—	—	—	—	25,198	84,048
Fernando Rodríguez-Amaro	81,800	—	—	—	—	—	81,800

(a)	José Julian Álvarez-Bracero resigned as director of the Corporation effective March 31, 2006.

(b)	All other compensation includes: (1) additional fees paid to certain independent directors for the additional work and time incurred by them as part of the Audit Committee’s investigation detailed as follows; José Ferrer-Canals — $24,750, Richard Reiss-Huyke — $40,625, and José Menéndez-Cortada — $21,976; (2) a club membership in the case of José Ferrer-Canals; and (3) expenses incurred by the Corporation for family members who accompanied the directors in Board related activities.
PERFORMANCE OF FIRST BANCORP COMMON STOCK
The stock performance graph set forth below compares the cumulative total stockholder return of the Corporation’s common stock from December 31, 2001 to December 31, 2006, with cumulative total return of the S&P 500 Market Index. The S&P 500 Market Index is a broad index that includes a wide variety of issuers and industries representative of a cross section of the market. The S&P Supercomposite Banks Index is a capitalization-weighted index that is composed of 96 members.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
First Bank	$100	$121	$215	$349	$138	$109
S&P500	$100	$78	$100	$111	$117	$135
S&P Supercom Banks Index	$100	$100	$128	$147	$145	$167
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
BENEFICIAL OWNERSHIP OF SECURITIES
The following sets forth information concerning persons who beneficially own 5% or more of the Corporation’s issued and outstanding common stock and is derived solely from Schedule 13 Gs and a Form 4 that were submitted to the SEC and to the Corporation.
Beneficial Owners of 5% or More

Name and Address	Number of Shares		Percentage
FMR Corp.	8,038,800	(a)	9.66%
82 Devonshire Street Boston, MA 02109

Angel Alvarez-Pérez	7,308,918	(b)	8.78%
Condominio Plaza Stella Apt.1504 Avenida Magdalena 1362 San Juan, Puerto Rico 00907

Barclays Global Investors, NA	4,397,412	(c)	5.28%
45 Fremont Street San Francisco, CA 94105

Schneider Capital Management Corporation	4,540,100	(d)	5.45%
460 E. Swedesford Rd., Suite 2000 Wayne, PA 19087

(a)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2007, FMR Corp. reported aggregate beneficial ownership of approximately 9.66% or 8,038,800 shares of the Corporation as of December 31, 2006. FMR Corp. reported that it possessed sole voting power over 14,800 shares and sole dispositive power over 8,038,800 shares. FMR Corp. also reported that it did not possess shared voting or shared dispositive power over any shares beneficially owned.

(b)	Based solely on a Form 4 filed with the SEC on April 3, 2006 by Mr. Angel Alvarez Pérez, which is the most recent filing of the reporting person known to the Corporation as of May 31, 2007.

(c)	Based solely on a Schedule 13G filed with the SEC on January 23, 2007, Barclays Global Investors, NA and certain of its affiliates reported aggregate beneficial ownership of approximately 5.28% or 4,397,412 shares of the Corporation as of December 31, 2006. Barclays Global Investors, NA and certain of its affiliates reported that it possessed sole voting power over 4,114,549 shares and sole dispositive power over 4,397,412 shares. Barclays Global Investors, NA and certain of its affiliates also reported that it did not possess shared voting or shared dispositive power over any shares beneficially owned.

(d)	Based solely on a Schedule 13G filed with the SEC on February 12, 2007, Schneider Capital Management Corporation reported aggregate beneficial ownership of approximately 5.45% or 4,540,100 shares of the Corporation as of December 31, 2006. Schneider Capital Management Corporation reported that it possessed sole voting power over 3,060,825 shares and sole dispositive power over 4,540,100 shares. Schneider Capital Management Corporation also reported that it did not possess shared voting or shared dispositive power over any shares beneficially owned.
Beneficial Ownership by Directors or Nominees
The following table sets forth information with regard to the total number of shares of the Corporation’s common stock beneficially owned, as of May 31, 2007, by (i) each current member of the Board of Directors, (ii) each nominee to the Board of Directors, (iii) each current executive officer, and (iv) all current directors and executive officers as a group. Information regarding the beneficial ownership by executive officers and directors is derived from information submitted to the Corporation by such executive officers and directors.

Name	Number of Shares (a)		Percentage
Directors:
Luis M. Beauchamp, Chairman, President & CEO	2,231,672	(b)	2.68%
Aurelio Alemán, COO & Senior Executive VP	794,000	(c)	*
José Teixidor	120,740		*
Jorge L. Díaz	23,660	(d)	*
José Ferrer-Canals	500		*
Richard Reiss-Huyke	—		*
Sharee Ann Umpierre-Catinchi	75,500	(e)	*
José Menéndez- Cortada	15,364	(f)	*
Fernando Rodríguez-Amaro	5,250		*
Executive Officers:			*
Fernando Scherrer, CFO & Executive VP	175,000	(g)	*
Lawrence Odell, General Counsel, Secretary & Executive VP	175,000	(h)	*
Dacio Pasarell, Executive VP	126,000	(i)	*
Randolfo Rivera, Executive VP	518,450	(j)	*
Emilio Martinó, Chief Credit Officer & Executive VP	68,323	(k)	*
Cassan Pancham, Executive VP	113,188	(l)	*

Nayda Rivera-Batista, Chief Risk Officer & Senior VP	70,366	(m)	*
Miguel Babilonia, Chief Credit Risk Officer & Senior VP	28,000	(n)	*

Pedro Romero, Chief Accounting Officer and Senior VP	35,091	(o)	*
Victor Barreras, Treasurer & Senior VP	70,000	(p)	*
Current Directors and Executive Officers as a group	4,646,104		5.58%

*	Represents less than 1%.

(a)	The options to purchase shares held by the Directors and Executive Officers cannot be exercised until the Corporation is up to date with all of its securities filings.

(b)	Includes options, which are exercisable upon grant, to purchase 1,157,600 shares.

(c)	Includes options, which are exercisable upon grant, to purchase 744,000 shares.

(d)	Includes 22,460 shares owned by the spouse of Mr. Díaz to which Mr. Díaz disclaims beneficial ownership.

(e)	Includes 9,000 shares owned jointly with her spouse. Excludes 2,091,070 shares owned by Ms. Umpierre-Catinchi’s father and former director, Angel L. Umpierre, to which Ms. Umpierre-Catinchi disclaims ownership.

(f)	Includes 550 shares owned by Martínez-Alvarez, Menéndez-Cortada & Lefranc Romero, PSC of which Mr. Menéndez-Cortada is an indirect beneficial owner.

(g)	These are options, which are exercisable upon grant, to purchase 175,000 shares.

(h)	These are options, which are exercisable upon grant, to purchase 175,000 shares.

(i)	Includes options, which are exercisable upon grant, to purchase 96,000 shares.

(j)	Includes options, which are exercisable upon grant, to purchase 502,110 shares.

(k)	Includes options, which are exercisable upon grant, to purchase 68,000 shares.

(l)	Includes options, which are exercisable upon grant, to purchase 110,000 shares.

(m)	Includes options, which are exercisable upon grant, to purchase 70,000 shares.

(n)	Includes options, which are exercisable upon grant, to purchase 28,000 shares

(o)	Includes options, which are exercisable upon grant, to purchase 35,000 shares.

(p)	Includes options, which are exercisable upon grant, to purchase 70,000 shares.
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under the Corporation’s Equity Compensation Plan:

	(A)	(B)	(C)
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding Securities
Plan category	Options	Outstanding Options	Reflected in Column (A))

Equity compensation plans approved by stockholders:
Stock option plans	3,024,410	$13.95	1,856,267

Sub-total	3,024,410	$13.95	1,856,267

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	3,024,410	$13.95	1,856,267

(a)	The 1997 Plan expired on January 21, 2007, of the 1,856,267 options available for future issuance at December 31, 2006, 1,170,000 options were granted before expiration of the 1997 plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
BUSINESS TRANSACTIONS BETWEEN FIRSTBANK OR ITS SUBSIDIARIES
AND EXECUTIVE OFFICERS OR DIRECTORS
The Corporation reviews all transactions and relationships in which the Corporation and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. In addition, the Corporation’s Corporate Governance Standards and Code of Ethics for Senior Financial Officers require our directors, executive officers and principal financial officers to report to the Board or the Audit Committee any situation that could be perceived as a conflict of interest. In addition, applicable law and regulations require that all loans or extensions of credit to executive officers and directors must be made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all employees and does not give preference to any insider over any other employee) and must not involve more than the normal risk of repayment or present other unfavorable features. All loans to directors, executive officers and their related interest are required to be approved by the Board where the aggregate amount loaned exceeds the greater of $25,000 or 5% of FirstBank’s unimpaired surplus. Loans and aggregate loans of $500,000 or greater are also reviewed and approved by the Board, pursuant to Regulation O of the Federal Reserve Board.
During fiscal year 2006, directors and officers and persons or entities related to such directors and officers were customers of and had transactions with the Corporation and/or its subsidiaries. All such transactions, except for the ones set forth below, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time they were made for comparable transactions with other persons who are not insiders, and did not either involve more than the normal risk of uncollectibility or present other unfavorable features:
     • Lawrence Odell is a partner at Martínez Odell & Calabria (the “Law Firm”). During 2006, the Corporation entered into a Services Agreement, approved by the Board, see Exhibit 10.4 and 10.5 to the 2006 Form 10-K, with the Law Firm effective as of February 15, 2006 and amended on February 24, 2006 pursuant to which it agreed to pay to the Law Firm $60,000 per month, except for the payment to be made in February 2006 which was for $30,000, as consideration for the services rendered to the Corporation by Lawrence Odell. The Services Agreement has a term of four years unless earlier terminated. The Corporation has also hired the Law Firm to be the corporate and regulatory counsel to it and FirstBank. In 2006, the Corporation paid $1,242,823 to the Law Firm for its legal services and $630,000 to the Law Firm in accordance with the terms of the Services Agreement.
          • Fernando Scherrer was the Managing Partner and Head of Audit and Consulting Practices of Scherrer Hernández & Co. (“Scherrer Hernández”) until July 23, 2006. During fiscal year 2006 through July 24, 2006, Scherrer Hernández provided accounting services to the Corporation in the aggregate amount of $502,972.
Information about the directors’ independence is incorporated by reference from Item 11, “Corporate Governance and Related Matters- Independence of the Board of Directors”.
Item 14. Principal Accountant Fees and Services.
     Total fees paid to the external auditors for the years ended December 31, 2005 and 2006, were $7,603,198 and $1,453,000 respectively, distributed as follows:
     • Audit Fees: $7,579,428 in 2005 for the audit of financial statements and internal control over financial reporting and the internal investigation and restatement of the 2004 financial statements, of which $5,361,404 relates to the internal investigation and restatement of the Corporation’s 2004 Amended Annual Report restating years 2000-2004 and $2,239,524 relates to the audit of the Corporation’s financial statements for the year ended December 31, 2005; and $1,362,500 in 2006 for the audit of financial statements and internal control over financial reporting for the year ended December 31, 2006.
     • Audit-Related Fees: $21,500 in 2005 and $87,500 in 2006 audit-related fees, which consisted mainly of the audits of employee benefit plans.
     • Tax Fees: none in 2005 and none in 2006.
     • Other Fees: $2,270 in 2005 and $3,000 in 2006 related to fees paid for access to an accounting and auditing electronic library.

     The Audit Committee has established controls and procedures that require the pre-approval of all audit, audit-related and permissible non-audit services provided by the independent auditor in order to ensure that the rendering of such services does not impair the auditor’s independence. The Audit Committee may delegate to one or more of its members the authority to pre-approve any audit, audit-related or permissible non-audit services, and the member to whom such delegation was made must report any pre-approval decisions at the next scheduled meeting of the Audit Committee. Under the pre-approval policy, audit services for the Corporation are negotiated annually. In the event that any additional audit services not included in the annual negotiation, audit-related or permissible non-audit services are required by the Corporation, an amendment to the existing engagement letter or an additional proposed engagement letter should be obtained from the independent registered public accounting firm and evaluated by the Audit Committee or the member(s) of the Audit Committee with authority to pre-approve such services.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in Item 8:
- Report of Independent Registered Public Accounting Firm

- Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.

- Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2006.

- Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2006.

- Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2006.

- Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2006.

- Notes to the Consolidated Financial Statements.
(a)(2) Financial statement schedules.
     None.
(a)(3) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.
Index to Exhibits:

No.	Exhibit
3.1	Certificate of Incorporation(1)

3.2	By-Laws(1)

4.0	Form of Common Stock Certificate(1)

10.1	FirstBank’s 1987 Stock Option Plan(2)

10.2	FirstBank’s 1997 Stock Option Plan(2)

14.1	Code of Ethics for Senior Financial Officers(3)

14.2	Code of Ethics applicable to all employees(3)

14.3	Policy Statement and Standards of Conduct for Members of Board of Directors, Executive Officers and Principal Shareholders(3)

14.4	Independence Principles for Directors of First BanCorp

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

(1)	Incorporated by reference from Registration statement on Form S-4 filed by the Corporation on April 15, 1998.

(2)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(3)	Incorporated by reference from the Form 10-K for the year ended December 31, 2003 filed by the Corporation on March 15, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIRST BANCORP.

By:	/s/ Luis M. Beauchamp	Date: 7/05/07
Luis M. Beauchamp Chairman President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Luis M. Beauchamp Luis M. Beauchamp	Date:	7/05/07
Chairman
President and Chief Executive
Officer

/s/ Aurelio Alemán Aurelio Alemán	Date:	7/05/07
Senior Executive Vice President
and
Chief Operating Officer

/s/ Fernando Scherrer Fernando Scherrer, CPA	Date:	7/05/07
Executive Vice President and
Chief Financial Officer

/s/ Fernando Rodríguez-Amaro Fernando Rodríguez Amaro,	Date:	7/05/07
Director

/s/ Richard Reiss-Huyke Richard Reiss-Huyke, Director	Date:	7/05/07

/s/ Jorge L. Díaz Jorge L. Díaz, Director	Date:	7/05/07

/s/ Sharee Ann Umpierre-Catinchi Sharee Ann Umpierre-Catinchi,	Date:	7/05/07
Director

/s/ José Teixidor José Teixidor, Director	Date:	7/05/07

/s/ José L. Ferrer-Canals José L. Ferrer-Canals, Director	Date:	7/05/07

/s/ José Menéndez-Cortada José Menéndez-Cortada, Lead	Date:	7/05/07
Director

/s/ Pedro Romero Pedro Romero, CPA	Date:	7/05/07
Senior Vice President and
Chief Accounting Officer

First BanCorp Index to Consolidated Financial Statements
Management’s Report on Internal Control over Financial Reporting	1
Report of Independent Registered Public Accounting Firm	2
Consolidated Statements of Financial Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Consolidated Statements of Changes in Stockholders’ Equity	6
Consolidated Statements of Comprehensive Income	7
Notes of Consolidated Financial Statements	8

Management’s Report on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of First BanCorp:
The management of First BanCorp (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The management of First BanCorp has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Corporation used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2006.
The Corporation’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006 as stated in their report dated July 5, 2007.
/s/ Luis Beauchamp
Luis Beauchamp
Chairman of the Board, President
and Chief Executive Officer
/s/ Fernando Scherrer
Fernando Scherrer
Senior Executive Vice President
and Chief Financial Officer

PricewaterhouseCoopers LLP
254 Muñoz Rivera Avenue
BBVA Tower, 9 th Floor
Hato Rey, PR 00918
Telephone (787) 754-9090
Facsimile (787) 766-1094
Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of First BanCorp
We have completed integrated audits of First BanCorp’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries (the “Corporation”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Corporation changed the manner in which it accounts for share-based compensation in 2006.
As discussed in Note 1 to the consolidated financial statements, the Corporation has restated its 2005 and 2004 consolidated statements of cash flows.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
San Juan, Puerto Rico
July 5, 2007
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2007
Stamp 2213236 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2006	December 31, 2005
Assets

Cash and due from banks	$112,340,615	$155,848,810

Money market instruments, including, for 2005, $381,848,364 of collateral that can be repledged	377,296,017	666,856,432
Federal funds sold and securities purchased under agreements to resell	42,051,281	508,967,369
Time deposits with other financial institutions	37,123,111	48,967,475

Total money market investments	456,470,409	1,224,791,276

Investment securities available-for-sale, at fair value:
Securities pledged that can be repledged	1,373,466,630	1,744,846,054
Other investment securities	326,956,340	203,331,449

Total investment securities available-for-sale	1,700,422,970	1,948,177,503

Investment securities held-to-maturity, at amortized cost:
Securities pledged that can be repledged	2,661,088,022	3,115,260,660
Other investment securities	686,042,717	323,327,297

Total investment securities held-to-maturity, fair value $3,256,965,610 (2005 - $3,336,558,646)	3,347,130,739	3,438,587,957

Other equity securities	40,159,185	42,367,500

Loans, net of allowance for loan and lease losses of $158,295,662 (2005 - $147,998,733)	11,070,446,401	12,436,257,993
Loans held for sale, at lower of cost or market	35,238,127	101,672,531

Total loans, net	11,105,684,528	12,537,930,524

Premises and equipment, net	155,661,727	116,947,772
Other real estate owned	2,869,713	5,019,106
Accrued interest receivable on loans and investments	112,505,003	103,692,478
Due from customers on acceptances	149,716	353,864
Other assets	356,861,273	343,933,937

Total assets	$17,390,255,878	$19,917,650,727

Liabilities & Stockholders’ Equity

Liabilities:
Non-interest bearing deposits	$790,985,153	$811,006,126
Interest-bearing deposits	10,213,302,047	11,652,746,080
Federal funds purchased and securities sold under agreements to repurchase	3,687,724,000	4,833,882,000
Advances from the Federal Home Loan Bank (FHLB)	560,000,000	506,000,000
Notes payable	182,827,572	178,693,249
Other borrowings	231,719,406	231,622,020
Bank acceptances outstanding	149,716	353,864
Accounts payable and other liabilities	493,994,798	505,506,453

	16,160,702,692	18,719,809,792

Commitments and contingencies (Note 29 and 32)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares; issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	550,100,000
Common stock, $1 par value, authorized 250,000,000 shares; issued 93,151,856 shares (2005 - 90,772,856 shares)	93,151,856	90,772,856
Less: Treasury Stock (at par value)	(9,897,800)	(9,897,800)

Common stock outstanding	83,254,056	80,875,056

Additional paid-in capital	22,756,994	—
Legal surplus	276,847,825	265,844,192
Retained earnings	326,761,462	316,696,971
Accumulated other comprehensive loss, net of tax of $221,389 (2005 - $16,259)	(30,167,151)	(15,675,284)

	1,229,553,186	1,197,840,935

Total liabilities and stockholders’ equity	$17,390,255,878	$19,917,650,727

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004
Interest income:
Loans	$936,051,816	$772,099,930	$458,180,082
Investment securities	281,846,817	273,603,902	228,417,189
Money market investments	70,914,409	21,886,150	3,736,452

Total interest income	1,288,813,042	1,067,589,982	690,333,723

Interest expense:
Deposits	605,033,331	393,151,942	119,843,691
Federal funds purchased and repurchase agreements	195,327,443	179,124,075	129,572,722
Advances from FHLB	13,703,933	32,756,084	27,668,471
Notes payable and other borrowings	31,054,377	30,238,672	15,767,897

Total interest expense	845,119,084	635,270,773	292,852,781

Net interest income	443,693,958	432,319,209	397,480,942

Provision for loan and lease losses	74,991,171	50,644,344	52,799,550

Net interest income after provision for loan and lease losses	368,702,787	381,674,865	344,681,392

Non-interest income:
Other service charges on loans	5,944,913	5,430,713	3,910,483
Service charges on deposit accounts	12,591,257	11,796,185	10,937,998
Mortgage banking activities	2,258,940	3,798,145	3,921,135
Net loss on partial extinguishment of secured commercial loan to local financial institution	(10,640,344)	—	—
Net (loss) gain on investments and impairments	(8,193,859)	12,338,969	9,457,190
Rental income	3,264,097	3,462,504	3,070,697
Gain on sale of credit card portfolio	500,000	—	5,532,684
Other non-interest income	25,611,064	26,250,063	22,793,769

Total non-interest income	31,336,068	63,076,579	59,623,956

Non-interest expenses:
Employees’ compensation and benefits	127,523,015	102,077,927	82,439,613
Occupancy and equipment	54,439,927	47,582,007	39,430,288
Business promotion	17,672,482	18,717,468	16,348,849
Professional fees	32,095,277	13,387,333	4,165,093
Taxes, other than income taxes	12,427,916	9,809,320	8,467,962
Insurance and supervisory fees	7,066,522	5,509,429	4,125,835
Provision for contingencies	—	82,750,000	—
Other operating expenses	36,737,539	35,298,372	25,502,068

Total non-interest expenses	287,962,678	315,131,856	180,479,708

Income before income tax provision	112,076,177	129,619,588	223,825,640
Income tax provision	27,441,917	15,015,504	46,500,247

Net income	$84,634,260	$114,604,084	$177,325,393

Dividends to preferred stockholders	40,275,996	40,275,996	40,275,996

Net income available to common stockholders	$44,358,264	$74,328,088	$137,049,397

Net income per common share basic:
Earnings per common share basic	$0.54	$0.92	$1.70

Net income per common share diluted:
Earnings per common share diluted	$0.53	$0.90	$1.65

Dividends declared per common share	$0.28	$0.28	$0.24

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$84,634,260	$114,604,084	$177,325,393

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,810,013	15,412,284	13,939,369
Amortization of core deposit intangibles	3,384,668	3,709,074	2,396,620
Provision for loan and lease losses	74,991,171	50,644,344	52,799,550
Stock-based compensation expense	5,379,510	—	—
Deferred income tax benefit	(31,714,942)	(60,222,881)	(6,508,814)
Gain on sale of investments, net	(7,057,529)	(20,712,604)	(12,156,182)
Other-than-temporary impairments on available-for-sale securities	15,251,388	8,373,635	2,698,992
Unrealized derivative and hedging activities loss (gain)	61,819,516	73,442,943	(15,528,996)
Net gain on sale of loans, net of impairment	(1,689,813)	(3,270,150)	(3,594,875)
Net loss on partial extinguishment of secured commercial loan to local financial institution	10,640,344	—	—
Net amortization of premium and discount and deferred loan fees and cost	(2,568,203)	(1,724,652)	2,305,729
Amortization of broker placement fees	19,955,018	15,123,382	13,874,998
Accretion of basis adjustments on fair value hedges	(3,625,827)	—	—
Net accretion of (discounts) and premiums on investment securities	(35,933,299)	(30,014,251)	(34,944,447)
Amortization of discounts on subordinated notes	—	544,582	515,029
Gain on sale of credit card portfolio	(500,000)	—	(5,532,684)
(Decrease) increase in accrued income tax payable	(39,701,921)	28,362,574	(4,766,394)
Increase in accrued interest receivable	(8,812,525)	(43,996,026)	(15,400,487)
Increase in accrued interest payable	33,910,190	58,799,589	6,828,566
Decrease (increase) in other assets	12,088,549	(33,206,463)	(29,531,594)
Increase in other liabilities	14,451,464	103,543,161	14,171,817

Total adjustments	137,077,772	164,808,541	(18,433,803)

Net cash provided by operating activities	221,712,032	279,412,625	158,891,590

Cash flows from investing activities:
Principal collected on loans	6,022,632,548	3,803,804,421	2,263,042,654
Loans originated	(4,718,927,534)	(6,058,105,287)	(4,979,882,612)
Purchases of loans	(168,662,085)	(454,873,010)	(199,970,917)
Proceeds from sale of loans	169,421,944	120,682,234	137,071,449
Proceeds from sale of repossessed assets	50,895,530	33,337,057	32,867,255
Purchase of servicing assets	(1,155,833)	—	—
Proceeds from sale of available-for-sale investment securities	232,482,872	252,745,618	131,571,934
Purchases of securities held-to-maturity	(447,483,624)	(2,540,827,363)	(2,233,429,192)
Purchases of securities available-for-sale	(225,372,830)	(1,221,389,587)	(505,736,946)
Principal repayments and maturities of securities held-to-maturity	574,796,856	2,511,738,287	2,031,513,591
Principal repayments and maturities of securities available-for-sale	217,828,267	325,981,152	336,840,233
Additions to premises and equipment	(55,523,968)	(28,920,984)	(24,483,512)
Decrease (increase) in other equity securities	2,208,315	41,690,600	(35,250,000)
Cash paid for net assets acquired on acquisition of businesses	—	(78,404,803)	—

Net cash provided by (used in) investing activities	1,653,140,458	(3,292,541,665)	(3,045,846,063)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,550,713,900)	4,120,051,019	1,149,976,606
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(1,146,158,000)	668,521,087	525,888,563
Net FHLB advances taken (payments)	54,000,000	(1,132,000,000)	685,000,000
Net proceeds from the issuance of notes payable and other borrowings	—	—	595,778,616
Repayments of notes payable and other borrowings	—	(127,992,616)	(140,185,000)
Dividends	(63,566,136)	(62,914,802)	(59,593,300)
Exercise of stock options	19,756,484	2,094,354	4,956,314
Treasury stock acquired	—	(965,079)	—

Net cash (used in) provided by financing activities	(2,686,681,552)	3,466,793,963	2,761,821,799

Net (decrease) increase in cash and cash equivalents	(811,829,062)	453,664,923	(125,132,674)
Cash and cash equivalents at beginning of period	1,380,640,086	926,975,163	1,052,107,837

Cash and cash equivalents at end of period	$568,811,024	$1,380,640,086	$926,975,163

Cash and cash equivalents include:
Cash and due from banks	$112,340,615	$155,848,810	$6,211,372
Money market investments	456,470,409	1,224,791,276	920,763,791

Total cash and cash equivalents	$568,811,024	$1,380,640,086	$926,975,163

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2006	2005	2004
Preferred Stock:
Balance at beginning and end of year	$550,100,000	$550,100,000	$550,100,000

Common stock:
Balance at beginning of year	80,875,056	40,389,155	40,027,285
Stock options exercised (before stock split in 2005 and 2004)	2,379,000	76,373	361,870
Treasury stock acquired before June 30, 2005 stock split	—	(28,000)	—
Shares issued as a result of stock split on June 30, 2005	—	40,437,528	—

Balance at end of year	$83,254,056	$80,875,056	$40,389,155

Additional paid-in capital:
Balance at beginning of year	—	4,863,299	268,855
Treasury stock acquired	—	(937,079)	—
Stock options exercised	17,377,484	2,017,981	4,594,444
Stock-based compensation recognized	5,379,510	—	—
Adjustment for stock split on June 30, 2005	—	(5,944,201)	—

Balance at end of year	$22,756,994	$—	$4,863,299

Capital Reserve:
Balance at beginning of year	—	82,825,000	80,000,000
Transfer from retained earnings	—	—	2,825,000
Transfer to legal surplus	—	(82,825,000)	—

Balance at end of year	$—	$—	$82,825,000

Legal surplus:
Balance at beginning of year	265,844,192	183,019,192	165,709,122
Transfer from retained earnings	11,003,633	—	17,310,070
Transfer from capital reserve	—	82,825,000	—

Balance at end of year	$276,847,825	$265,844,192	$183,019,192

Retained earnings:
Balance at beginning of year	316,696,971	299,501,016	201,903,993
Net income	84,634,260	114,604,084	177,325,393
Cash dividend declared on common stock	(23,290,140)	(22,638,806)	(19,317,304)
Cash dividend declared on preferred stock	(40,275,996)	(40,275,996)	(40,275,996)
Adjustment for stock split on June 30, 2005	—	(34,493,327)	—
Transfer to capital reserve	—	—	(2,825,000)
Transfer to legal surplus	(11,003,633)	—	(17,310,070)

Balance at end of year	$326,761,462	$316,696,971	$299,501,016

Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of year	(15,675,284)	43,635,624	35,812,500
Other comprehensive (loss) income, net of deferred tax	(14,491,867)	(59,310,908)	7,823,124

Balance at end of year	$(30,167,151)	$(15,675,284)	$43,635,624

Total stockholders’ equity	$1,229,553,186	$1,197,840,935	$1,204,333,286

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2006	2005	2004
Net income	$84,634,260	$114,604,084	$177,325,393

Other comprehensive income:

Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(22,890,856)	(47,839,301)	17,561,629
Less: Reclassification adjustment for net losses (gains) and other-than-temporary impairments included in net income	8,193,859	(12,382,262)	(9,457,190)
Income tax benefit (expense) related to items of other comprehensive income	205,130	910,655	(281,315)

Other comprehensive (loss) income for the period, net of tax	(14,491,867)	(59,310,908)	7,823,124

Total comprehensive income	$70,142,393	$55,293,176	$185,148,517

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
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2006, the Corporation controlled four wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), FirstBank Insurance Agency, Inc., Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and Ponce General Corporation, Inc. (“Ponce General”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency, PR Finance Group is a domestic corporation and Ponce General is the holding company of a federally chartered stock savings association, FirstBank Florida. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. Within FirstBank, there are two separately regulated businesses: (1) the Virgin Islands operations; and (2) the Miami loan agency. The U.S. Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board, and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank’s loan agency in the State of Florida is regulated by the Office of Financial Regulation of the State of Florida, the Federal Reserve Bank of Atlanta and the Federal Reserve Bank of New York.
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
     As of December 31, 2006, FirstBank conducted its business through its main offices located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, fourteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Coral Gables, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing and daily rental company with eight offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with thirty-nine offices in Puerto Rico; FirstMortgage, Inc., a residential mortgage loan origination company with thirty five offices in FirstBank branches and at stand alone sites; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had two subsidiaries with operations outside of Puerto Rico; First Insurance Agency VI, Inc., an insurance agency with four offices that sell insurance products in the USVI and First Express, a small loans company with four offices in the USVI.
     Business combinations
     On March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of FirstBank Florida (formerly known as Unibank), a thrift subsidiary, and Ponce Realty, with a total of eleven financial service facilities in the State of Florida. The purpose of the acquisition was to build a platform in Florida from which to initiate further expansion into the United States. As of the acquisition date, excluding the effect of purchase accounting entries, Ponce General had approximately $546.2 million in assets, $476.0 million in loans composed mainly of residential and commercial mortgage loans amounting to approximately $425.8 million, commercial and construction loans amounting to approximately $28.2 million, consumer loans amounting to approximately $22.1 million and $439.1 million in deposits. The consideration consisted mainly of payments made to principal and minority shareholders of Ponce General’s outstanding common stock at acquisition date. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $101.9 million. The purchase price resulted in a premium of approximately $36 million that was mainly allocated to core deposit intangibles and goodwill.
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
     Reclassifications
     For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2006 presentation.
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
     Stock split
     All references to the numbers of common shares and per share amounts in the financial statements and notes to the financial statements, except for the number of shares issued, outstanding and held in treasury as of December 31, 2004 presented in the consolidated statements of changes in stockholders’ equity, have been restated to reflect the June 30, 2005 two-for-one common stock split.
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
     Trading - Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2006 and 2005, the Corporation did not hold investment securities for trading purposes.

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
     Premiums and discounts on investment securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method. Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in Non-interest income as net gain (loss) on investments. Purchases and sales of securities are recognized on a trade-date basis.
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
     The impairment analysis of the fixed income investments places special emphasis on the analysis of the cash position of the issuer, its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations. The Corporation also considers its intent and ability to hold the fixed income securities until recovery. If management believes, based on the analysis, that the issuer will not be able to service its debt and pay its obligations in a timely manner, the security is written down to management’s estimate of net realizable value. For securities written down to their estimated net realizable value, any accrued and uncollected interest is also reversed. Interest income is then recognized when collected.
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
     Loans on which the recognition of interest income has been discontinued are designated as non-accruing. When loans are placed on non-accruing status, any accrued but uncollected interest income is reversed and charged against interest income. Consumer, commercial and mortgage loans are classified as non-accruing when interest and principal have not been received for a period of 90 days or more. This policy is also applied to all impaired loans based upon an evaluation of the risk characteristics of said loans, loss experience, economic conditions and other pertinent factors. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Closed-end consumer loans and leases are charged-off when payments are 120 days in arrears. Open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears.

     Loans held for sale
     Loans held for sale are stated at the lower-of-cost-or-market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income. As of December 31, 2006, the aggregate fair value of loans held for sale exceeded their cost.
     Allowance for loan and lease losses
          The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as current economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan losses are charged and recoveries are credited to the allowance for loan and lease losses.
          The methodology used to establish the allowance for loan and lease losses is based on Statement of Financial Accounting Standard (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118), and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, commercial loans over a predefined amount are identified for impairment evaluation on an individual basis.
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
          Under SFAS No. 5, the allowance for loan and lease losses calculation for the Corporation is mainly based on historical net charge-off experience by loan type as adjusted for economic conditions.
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
Transfers and servicing of financial assets and extinguishment of liabilities
          After a transfer of financial assets that qualifies for sale accounting, the Corporation derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
          The transfer of financial assets in which the Corporation surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Liabilities — a Replacement of SFAS No. 125”, sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered, which includes: (1) the assets must be isolated from creditors of the transferor, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
     Premises and equipment
     Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the leases (contractual term plus lease renewals that are “reasonably assured”) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings.
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
     Other real estate owned (OREO)
     Other real estate owned, which consists of real estate acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated cost to sell the real estate acquired. Subsequent to foreclosure, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to income. The cost of maintaining and operating these properties is expensed as incurred.
     Servicing assets
     The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. The total cost of the loans to be sold with servicing assets retained is allocated to the servicing assets and the loans (without the servicing asset) based on their relative fair values. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Loan servicing fees, which are based on a percentage of the principal balances of the loans serviced, are credited to income as loan payments are collected.
     To estimate the fair value of servicing assets, the Corporation considers the present value of expected future cash flows associated with the servicing assets. For purposes of measuring impairment of servicing assets, the Corporation stratifies such assets based on the predominant risk characteristics of the underlying loans such as region, terms and coupon. Temporary impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. If it is later determined that all or a portion of the temporary impairment has been recovered for a particular tranche, the valuation allowance is reduced through a recovery of income. Any fair value increase in excess of the cost basis of the servicing asset for a given stratum is not recognized.
     Servicing rights are also reviewed for other-than-temporary impairment. When the recoverability of an impaired servicing asset is determined to be remote, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing rights, precluding subsequent recoveries.
     Goodwill and other intangible assets
     Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:
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
     The Corporation performed impairment tests for the years ended December 31, 2006, 2005 and 2004 and determined that no impairment was needed to be recognized for those periods for goodwill and other intangible assets. For further disclosures, refer to Note 11 to the consolidated financial statements.
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
     The Corporation adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adoption of FIN 48 resulted in an increase of $2.6 million to tax reserves with offsetting adjustments to retained earnings. Additionally, in connection with the adoption of FIN 48, the Corporation elected to classify interest and penalties related to unrecognized tax portions as components of income tax expense.
     Treasury stock
     The Corporation accounts for treasury stock at par value. Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired. Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited. Any remaining excess is charged to retained earnings.
     Stock-based compensation
     The Corporation has a stock-based employee compensation plan, which is described more fully in Note 20. On January 1, 2006, the Corporation adopted SFAS 123 (Revised), Accounting for Stock-Based Compensation (“SFAS 123R”), using the “modified prospective” method. Under this method and since all previously issued stock options were fully vested at the time of adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (which is the same as under the prospective method). Prior to adoption, the Corporation accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations where no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Options granted are not subject to vesting requirements. The Compensation expense associated with expensing stock options for 2006 was approximately $5.4 million. The proforma effect information for the years 2005 and 2004 are presented in Note 20 to the consolidated financial statements.
     Comprehensive income
     Comprehensive income includes net income and the unrealized gain (loss) on securities available-for-sale, net of estimated tax effect.
     Derivative financial instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivatives instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with change in fair value on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting under SFAS 133 are reported in current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).
     Prior to entering a hedge transaction or designating a hedge the Corporation formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statements of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation discontinues hedge accounting prospectively when it determines that the derivative is not effective or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability as a yield adjustment.
     The Corporation recognizes unrealized gains and losses arising from any changes in fair value of derivative instruments and hedged items, as applicable, as interest income or interest expense depending upon whether an asset or liability is being hedged.
     The Corporation occasionally purchases or originates financial instruments that contain embedded derivatives. At inception of the financial instrument, the Corporation assesses: (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, it is separated from the host contract and carried at fair value with changes recorded in current period earnings. Information regarding derivative instruments is included in Note 30 to the Corporation’s audited financial statements.
     Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS 133, for substantially all of the interest rate swaps that hedge its brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent the changes in the fair value of the derivative do not offset changes in the fair value of the debt due to changes in the hedged risk in the Consolidated Statements of Income. Prospectively, changes in the value of the Corporation’s brokered CDs and medium-term notes should substantially offset the changes in the value of the interest rate swaps.
     First BanCorp’s implementation of the long-haul method resulted from its previously reported determination that it should not have used the short-cut method to account for interest rate swaps related to brokered CDs and medium-term notes because of technical issues involving the interpretation of the use of the method (refer to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s amended 2004 Annual Report on Form 10-K for additional information). Accordingly, prior to the implementation of the long-haul method, First BanCorp has reflected changes in the fair value of those swaps as well as swaps related to certain loans as non-hedging instruments through operations.
     Upon the implementation of the long-haul method with respect to the brokered CDs and medium-term notes (“hedged liabilities”) on April 3, 2006, the Corporation has been accreting or amortizing the difference between the market value and the book value of the hedged liabilities on April 3, 2006 of approximately $200.0 million as a yield adjustment over the remaining term of the hedged liabilities, as the changes in value since the inception of the long-haul method are recorded to the hedged liabilities. For the year ended December 31, 2006, the Corporation recorded an accretion of $3.6 million as a basis adjustment on the hedged liabilities.
     Effective January 1, 2007, the Corporation elected to early adopt Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings at each subsequent financial reporting date.
     The Corporation decided to early adopt SFAS No. 159 for the callable brokered CDs and a portion of the callable fixed medium-term notes (“Notes”) that were hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133 for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in determining to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     Upon adoption of SFAS 159, First BanCorp selected the fair value measurement for approximately $4.4 billion, or 63%, of the brokered CDs portfolio and approximately $29 million, or 16%, of the medium-term notes portfolio (“designated liabilities”). Interest rate risk on the brokered CDs and medium-term notes chosen for the fair value measurement option will continue to be hedged through callable interest rate swaps with the same terms and conditions. The cumulative after-tax effect on the opening balance of retained earnings from adopting these standards is an approximate increase of $92.2 million. Under SFAS 159, this one-time charge was not recognized in current earnings.
     With the elimination of the use of the long-haul method in connection with the adoption of SFAS 159 as of January 1, 2007, the Corporation will no longer amortize or accrete the basis adjustment. The basis adjustment amortization is the reversal of the change in value of the brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized the basis adjustment and the changes in the value of the brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition to retained earnings as part of the adoption adjustment of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. The impact of the derecognition of the basis adjustment and the unamortized placement fees as of January 1, 2007 results in a cumulative after-tax reduction to retained earnings of approximately $23.8 million. This negative charge is included in the total cumulative after-tax increase to retained earnings of $92.2 million that results with the adoption of SFAS 157 and SFAS 159.
     Income recognition – Insurance agencies business
     Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains an allowance to cover for the commissions which management estimates will be returned upon the cancellation of a policy.
     Advertising costs
     Advertising costs for all reporting periods are expensed as incurred.
     Earnings per common share
     Earnings per share-basic is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the number of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. Stock options outstanding under the Corporation’s stock option plan are considered in earnings per share-diluted by the application of the treasury stock method, which assumes that the proceeds for the exercise of options are used to repurchase common stock in the open market. Anti-dilutive stock options are excluded from the computation. The computation of earnings per share considers any stock splits or stock dividends and these are retroactively recognized in all periods presented in the financial statements.
Restatement of 2005 and 2004 Consolidated Statements of Cash Flows
     During the preparation of the 2006 consolidated financial statements, management became aware of some incorrect classifications in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004. The classification errors related to three main items: 1) the treatment of discounts and the related accretion activity on certain investment securities (mostly “zero coupon securities”) purchased by the Corporation which were incorrectly presented as cash flows related to investing activities (“principal repayments and maturities of securities held-to-maturity”), instead of operating activities (“net amortization or accretion of discounts and premiums on investment securities”), 2) the classification of cash flows from the disposition of repossessed assets which was included as part of operating activities (“decrease or increase in other assets”), instead of investing activities (“proceeds from sale of repossessed assets”), for the same periods, and 3) purchases of zero coupon bonds and agency discount notes amounts presented as part of investing activities (“purchases of securities held-to-maturity”)were reported at par amount rather than the actual cash paid for the securities and the discounts on such securities were being presented as investing activities (“principal repayments and maturities of securities held-to-maturity”) rather than being excluded from the Cash Flow Statements.

     The cash flows related to the accretion of discount on certain investment securities have been properly classified as “cash flows from operating activities” and the cash flows from the disposition of repossessed assets have been properly classified as “cash flows from investing activities” in the restated Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004. The amounts presented as purchases, principal repayments and maturities of securities under “cash flows from investing activities” have also been corrected to reflect actual cash outflows and inflows related to zero coupon bonds and discounts notes. In addition, the Corporation has corrected the classification of other items (see footnotes in table below) as well as the 2005 and 2004 amounts of cash paid for interest (to exclude non cash valuations and net settlements on derivatives) and additions to auto repossessions (to include amounts inadvertently excluded in 2005), included in note 28 “Supplemental Cash Flow Information” to the 2006 consolidated financial statements.
     These corrections impacted solely the classification of the aforementioned activities and the cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004. However, the changes made did not impact the net increase (decrease) in the total Cash and cash equivalents set forth in the Consolidated Statements of Cash Flows for any of the previously reported periods. Furthermore, the correction has no effect in the Corporation’s Consolidated Statements of Income (including but not limited to net income and earnings per share), Consolidated Statements of Financial Condition or Consolidated Statement of Changes in Stockholder’s Equity.
     The following comparative table presents the effects of the restatement of the Consolidated Statement of Cash Flows for 2005 and 2004:

Year Ended December 31, (in thousands)	2005		2004
	As Previously reported	Restated	As Previously reported	Restated

Cash flows from operating activities:
Net income	$114,604	$114,604	$177,325	$177,325

Net gain on sale of loans, net of impairment (1)	(3,636)	(3,270)	(3,595)	(3,595)
Net amortization of premiums and discounts and deferred loan fees and cost (1)	389	(1,725)	(1,511)	2,306
Net amortization or accretion of (discounts) and premiums on investment securities (2)	14,520	(30,014)	15,090	(34,944)
Increase in accrued interest payable (3)	77,494	58,800	14,588	6,829
Decrease (increase) in other assets (2)	5,662	(33,206)	7,375	(29,532)
Increase in other liabilities (3)	87,255	103,543	4,869	14,172

Total adjustments to reconcile net income to net cash provided by operating activities	252,364	164,808	63,147	(18,434)

Net cash provided by operating activities	366,969	279,413	240,472	158,891

Cash flows from investing activities:
Principal collected on loans (4)	3,823,228	3,803,804	2,266,860	2,263,043
Loans originated (5)	(6,088,695)	(6,058,105)	(4,985,690)	(4,979,883)
Proceeds from sale of loans (1)	122,163	120,682	138,839	137,071
Proceeds from sale of repossessed assets (2)	—	33,337	—	32,867
Purchases of securities held-to-maturity (2)	(4,757,904)	(2,540,827)	(5,996,238)	(2,233,429)
Purchases of securities available-for-sale (1)	(1,227,796)	(1,221,390)	(508,237)	(505,737)
Principal repayments and maturities of securities held-to-maturity (2)	4,690,681	2,511,738	5,744,069	2,031,513
Principal repayments and maturities of securities available-for-sale (1)	325,987	325,981	341,102	336,840

Net cash used in investing activities	(3,380,098)	(3,292,542)	(3,127,427)	(3,045,846)

Cash flows from financing activities:
Net cash provided by financing activities	3,466,794	3,466,794	2,761,822	2,761,822

Net increase (decrease) in cash and cash equivalents	453,665	453,665	(125,133)	(125,133)
Cash and cash equivalents at beginning of period	926,975	926,975	1,052,108	1,052,108

Cash and cash equivalents at end of period	$1,380,640	$1,380,640	$926,975	$926,975

Supplemental cash flow information: (6)
Cash paid for:
Interest on borrowings	$555,870	$559,642	$278,596	$409,512
Non-cash investing activities:
Additions to auto repossessions	48,967	72,891	43,787	43,787

(1)	Change resulting from the correction of immaterial errors.
(2)	Refer to explanation of change in the first paragraph of Restatement of 2005 and 2004 Consolidated Statements of Cash Flows above.
(3)	Change resulting from reclassification to gross reporting of interest payable on interest rate swaps from line item “increase (decrease) in accrued interest payable” to line item “increase (decrease) in other liabilities” to be consistent with 2006 presentation and other immaterial correction.
(4)	Change to correct for the exclusion of non-cash transactions resulting from the transfer of loans to repossessed assets.
(5)	Change to correct for the exclusion of non-cash transactions resulting from the transfer of repossessed assets to commercial loans originated with floor plan dealers.
(6)	Refer to explanation of change in the second paragraph of Restatement of 2005 and 2004 Consolidated Statements of Cash Flows above.
Recently issued accounting pronouncements
     The Financial Accounting Standards Board (“FASB”), its Emerging Issues Task Force (“EITF”) and the SEC have issued the following accounting pronouncements and Issue discussions relevant to the Corporation’s operations:
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This Statement is effective for periods after November 15, 2007 however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157 “Fair Value Measurements”. The Corporation adopted SFAS 159 effective January 1, 2007. For further details and for the effect on the Corporation’s financial condition and results of operations upon adoption of SFAS 159, refer to Derivative financial instruments above.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This interpretation expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements that could result in improper amounts of assets or liabilities. While a misstatement may not be considered material for the period in which it occurred, it may be considered material in a subsequent year if the corporation were to correct the misstatement through current period earnings. SAB 108 requires a materiality evaluation based on all relevant quantitative and qualitative factors and the quantification of the misstatement using a balance sheet and income statement approach to determine materiality. SAB 108 is effective for periods ending after November 15, 2006. The adoption of this Statement did not have a material effect on the Corporation’s financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This Statement requires corporations to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for periods ending after December 15, 2006. This Statement is not applicable to the Corporation and therefore has no impact to the Corporation’s financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for periods beginning after November 15, 2007. Effective January 1, 2007, the Corporation elected to early adopt this Statement. For further details and for the effect on the Corporation’s financial condition and results of operations upon adoption of SFAS 157, refer to Derivative financial instruments above.
     In June 2006, the FASB issued Financial Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007. The cumulative effect of adoption of FIN 48 resulted in an increase of $2.6 million to tax reserves with offsetting adjustments to retained earnings. Additionally, in connection with the adoption of FIN 48, the Corporation elected to classify interest and penalties related to unrecognized tax portions as components of income tax expense.
     In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. This Statement allows servicing assets and servicing liabilities to be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. This Statement is effective for periods beginning after September 15, 2006. The adoption of this Statement in 2007 did not have a material effect on the Corporation’s financial condition and results of operations.
     In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement allows fair value measurement for any hybrid financial instrument that contains an embedded derivative requiring bifurcation. It also establishes a requirement to evaluate interests in securitized financial assets to establish whether the interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after September 15, 2006. The adoption of this Statement did not have a material effect on the Corporation’s financial condition and results of operations.
     In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle unless it is impracticable to do so; in which case the earliest period for which retrospective application is practicable should be applied. If it is impracticable to calculate the cumulative effect of a change in accounting principle, the Statement requires prospective application as of the earliest date practicable. This Statement does not change the guidance in APB Opinion No. 20 with regard to the reporting of the correction of an error, or a change in accounting estimate. The Statement’s purpose is to improve the comparability of financial information among periods. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on the Corporation’s financial condition and results of operations.

Note 2 — Restrictions on Cash and Due from Banks
     The Corporation’s Bank subsidiary is required by law, as enforced by the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico, to maintain minimum average weekly reserve balances. The amount of those average reserve balances for the week ended December 31, 2006 was $165 million (2005 — $161 million). As of December 31, 2006 and 2005, the Bank complied with the requirement. Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
     As of December 31, 2006 and 2005 and as required by the Puerto Rico International Banking Law, the Corporation maintained separately for two of its international banking entities (IBEs), $600,000 in time deposits, equally split between the two IBEs which were considered restricted assets.
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
     The fair value of the collateral securities held by the Corporation on these transactions as of December 31, 2006 and 2005 was as follows:

	2006		2005
		(Dollars in thousands)

		Market		Market
		Value of		Value of
	Balance	Collateral	Balance	Collateral
Money market instruments, interest ranging from 4.87% to 5.29% (2005 - 3.81% to 4.25%)	$377,296	N/A	$666,856	N/A
Federal funds sold, interest 5.15% (2005 - 4.09%)	42,051	N/A	8,967	N/A
Securities purchased under agreements to resell not repledged, interest (2005 - 3.25%)	—	—	500,000	510,011
Time deposits with other financial institutions, interest ranging from 5.14% to 5.38% (2005 - 4.10%)	37,123	N/A	48,968	N/A

Total	$456,470		$1,224,791

Note 4 — Investment Securities
     Investment Securities Available-for-Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, and weighted average yield by contractual maturities of investment securities available-for-sale as of December 31, 2006 and 2005 were as follows:

	December 31, 2006						December 31, 2005
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
				(Dollars in thousands)
Obligations of U.S. government sponsored agencies:
Within 1 year	$—	$—	$—	$—		$1,000	$—	$—	$1,000	6.00
After 5 to 10 years	402,542	6	11,820	390,728	4.31	392,939	—	4,289	388,650	4.27
After 10 years	12,984	—	120	12,864	6.16	—	—	—	—
Puerto Rico government obligations:
After 1 to 5 years	4,635	126	—	4,761	6.18	4,594	223	—	4,817	6.17
After 5 to 10 years	15,534	219	508	15,245	4.86	15,271	196	678	14,789	4.84
After 10 years	5,376	98	178	5,296	5.88	5,311	131	42	5,400	5.88

United States and Puerto Rico government obligations	$441,071	$449	$12,626	$428,894	4.43	$419,115	$550	$5,009	$414,656	4.34

Mortgage-backed securities:
FHLMC certificates:
Within 1 year	$82	$—	$—	$82	5.99	$2	$—	$—	$2	4.26
After 1 to 5 years	1,666	36	—	1,702	6.98	1,762	30	—	1,792	6.43
After 5 to 10 years	—	—	—	—	—	1,336	82	—	1,418	7.98
After 10 years	5,846	55	110	5,791	5.61	6,839	77	166	6,750	5.55

	7,594	91	110	7,575	5.92	9,939	189	166	9,962	6.03

GNMA certificates:
After 1 to 5 years	866	10	—	876	6.44	939	14	—	953	6.39
After 5 to 10 years	795	3	3	795	5.53	291	10	—	301	6.64
After 10 years	379,363	470	7,136	372,697	5.26	438,565	1,021	1,959	437,627	5.19

	381,024	483	7,139	374,368	5.26	439,795	1,045	1,959	438,881	5.20

FNMA certificates:
After 1 to 5 years	90	—	—	90	7.34	187	3	—	190	7.55
After 5 to 10 years	18,040	10	305	17,745	4.87	124	11	—	135	11.40
After 10 years	864,508	673	11,476	853,705	5.18	1,038,126	1,054	10,031	1,029,149	5.14

	882,638	683	11,781	871,540	5.17	1,038,437	1,068	10,031	1,029,474	5.14

Mortgage pass-through certificates:
After 10 years	367	3	—	370	7.28	400	3	—	403	7.29

Mortgage-backed securities	$1,271,623	$1,260	$19,030	$1,253,853	5.21	$1,488,571	$2,305	$12,156	$1,478,720	5.16

Corporate bonds:
After 1 to 5 years	$—	$—	$—	$—	—	$2,483	$84	$1	$2,566	7.75
After 5 to 10 years	1,300	—	83	1,217	7.70	1,912	12	42	1,882	8.09
After 10 years	4,412	—	668	3,744	7.97	21,857	909	1,833	20,933	7.44

Corporate bonds	$5,712	$—	$751	$4,961	7.91	$26,252	$1,005	$1,876	$25,381	7.52

Equity securities (without contractual maturity)	$12,406	$452	$143	$12,715	3.70	$29,931	$1,131	$1,641	$29,421	3.70

Total investment securities available-for-sale	$1,730,812	$2,161	$32,550	$1,700,423	5.01	$1,963,869	$4,991	$20,682	$1,948,178	5.00

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
     The aggregate amortized cost and approximate market value of investment securities available-for-sale as of December 31, 2006, by contractual maturity are shown below:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$82	$82
After 1 to 5 years	7,257	7,429
After 5 to 10 years	438,211	425,730
After 10 years	1,272,856	1,254,467

Total	1,718,406	1,687,708
Equity securities	12,406	12,715
Total Investment securities available-for-sale	$1,730,812	$1,700,423

     The following table shows the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005:

			December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Debt securities
U.S. Treasury notes	$21,802	$146	$381,790	$11,794	$403,592	$11,940

Puerto Rico government obligations	—	—	13,474	686	13,474	686

Mortgage-backed securities
FHLMC	30	—	3,903	110	3,933	110
GNMA	354,073	7,139	—	—	354,073	7,139
FNMA	376,813	4,719	465,606	7,062	842,419	11,781

Corporate Bonds
Corporate Bonds	—	—	4,961	751	4,961	751

Equity securities
Equity securities	1,629	143	—	—	1,629	143

	$754,347	$12,147	$869,734	$20,403	$1,624,081	$32,550

			December 31, 2005
	Less than 12 months		12 months or more			Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Debt securities
U.S. Treasury notes	$388,650	$4,289	$—	$—	$388,650	$4,289

Puerto Rico government obligations	—	—	13,440	720	13,440	720

Mortgage-backed securities
FHLMC	4,440	166	—	—	4,440	166
GNMA	369,231	1,959	—	—	369,231	1,959
FNMA	939,197	10,031	—	—	939,197	10,031

Corporate Bonds
Corporate Bonds	8,711	1,876	—	—	8,711	1,876

Equity securities
Equity securities	16,229	1,641	—	—	16,229	1,641

	$1,726,458	$19,962	$13,440	$720	$1,739,898	$20,682

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
     Total proceeds from the sale of securities during the year ended December 31, 2006 amounted to $232.5 million (2005 — $252.7 million, 2004 — $131.6 million). The Corporation realized gross gains of $7.25 million (2005 — $21.4 million, 2004 — $12.2 million), and realized gross losses of $0.2 million (2005 — $0.7 million, 2004 — $0).
     During the year ended December 31, 2006, the Corporation recognized through earnings approximately $15.3 million (2005 — $8.4 million, 2004 — $2.7 million) in losses in the investment securities available-for-sale portfolio that management considered to be other-than-temporarily impaired. The impairment losses were related to equity securities.
Investments Held-to-Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity as of December 31, 2006 and 2005 were as follows:

	December 31, 2006						December 31, 2005
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
				(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$158,402	$44	$—	$158,446	4.97	$149,156	$48	$—	$149,204	3.97

Obligations of other U.S. Government sponsored agencies:
Due within 1 year	24,695	5	—	24,700	5.25	—	—	—	—
After 10 years	2,074,943	—	53,668	2,021,275	5.83	2,041,558	—	65,799	1,975,759	5.83
Puerto Rico government obligations:
After 5 to 10 years	16,716	553	115	17,154	5.84	5,000	20	—	5,020	5.00
After 10 years	15,000	53	—	15,053	5.50	9,163	502	143	9,522	5.94

United States and Puerto
Rico government obligations	$2,289,756	$655	$53,783	$2,236,628	5.76	$2,204,877	$570	$65,942	$2,139,505	5.70

Mortgage-backed securities:
FHLMC certificates
After 5 to 10 years	15,438	—	577	14,861	3.61	$20,211	$—	$778	$19,433	3.63
FNMA certificates:
After 5 to 10 years	14,234	—	484	13,750	3.80	18,418	—	602	17,816	3.79
After 10 years	1,025,703	48	36,064	989,687	4.40	1,195,082	—	35,277	1,159,805	4.32
Mortgage-backed securities:	$1,055,375	$48	$37,125	$1,018,298	4.38	$1,233,711	$—	$36,657	$1,197,054	4.30

Corporate bonds:
After 10 years	$2,000	$40	$—	$2,040	5.80	$—	$—	$—	$—

Total investment securities held-to-maturity	$3,347,131	$743	$90,908	$3,256,966	5.33	$3,438,588	$570	$102,599	$3,336,559	5.20

     Maturities for mortgage-backed securities are based upon contractual terms assuming no repayments/prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The aggregate amortized cost and approximate market value of investment securities held-to-maturity as of December 31, 2006, by contractual maturity are shown below:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$183,097	$183,146
After 1 to 5 years	—	—
After 5 to 10 years	46,388	45,765
After 10 years	3,117,646	3,028,055

Total Investment securities held-to-maturity	$3,347,131	$3,256,966

     The Corporation has securities held-to-maturity that are considered cash and cash equivalents and are classified as money market investments on the Consolidated Statements of Financial Condition:

		December 31, 2006				December 31, 2005
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(Dollars in thousands)
U.S. government and U.S. government sponsored agencies
Due within 30 days	$199,973	$27	$—	$200,000	$171,842	$22	$—	$171,864
After 30 days up to 60 days	—	—	—	—	31,148	7	—	31,155
After 60 days up to 90 days	175,885	78	—	175,963	462,453	37	—	462,490

	$375,858	$105	$—	$375,963	$665,443	$66	$—	$665,509

     The following table shows the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005:

			December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Debt securities
U.S. government sponsored agencies	$—	$—	$2,021,275	$53,668	$2,021,275	$53,668

Puerto Rico government	—	—	3,978	115	3,978	115

Mortgage-backed securities
FHLMC	—	—	14,861	577	14,861	577
FNMA	24,589	1,020	975,510	35,528	1,000,099	36,548

	$24,589	$1,020	$3,015,624	$89,888	$3,040,213	$90,908

			December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Debt securities
U.S. government sponsored agencies	$1,585,810	$40,379	$389,949	$25,420	$1,975,759	$65,799

Puerto Rico government	3,746	143	—	—	3,746	143

Mortgage-backed securities
FHLMC	—	—	19,433	778	19,433	778
FNMA	11,771	339	1,165,849	35,540	1,177,620	35,879

	$1,601,327	$40,861	$1,575,231	$61,738	$3,176,558	$102,599

     Held-to-maturity securities in an unrealized loss position as of December 31, 2006 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. Management believes that the unrealized losses in the held-to-maturity portfolio as of December 31, 2006 are related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary.
     The following table states the name of issuers, and the aggregate amortized cost and market value of the securities of such issuers (includes available-for-sale and held-to-maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. and P.R. Government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
FHLMC	$1,012,864	$991,142	$991,304	$953,630
GNMA	381,024	374,368	439,795	438,881
FNMA	2,839,631	2,763,872	3,175,673	3,107,843
FHLB	428,160	423,819	328,510	322,640

Note 5 — Other Equity Securities
     Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest-rate swaps outstanding. The stock is capital stock issued at $100 par. Both stock and cash dividends may be received on FHLB stock. As of December 31, 2006, 2005 and 2004, the Corporation received $2.0 million, $3.3 million and $1.0 million, respectively, in dividends from FHLB stock.
     As of December 31, 2006 and 2005, there were investments in FHLB stock with a book value of $38.4 million and $40.9 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
     The Corporation has other equity securities that do not have a readily available fair value. The amount of such securities as of December 31, 2006 and 2005 was $1.7 million and $1.4 million, respectively.
Note 6 — Interest and Dividend on Investments
     A detail of interest on investments and FHLB dividend income follows:

		Year ended December 31,
	2006	2005	2004
		(Dollars in thousands)
Interest on money market investments:
Taxable	$21,816	$2,974	$92
Exempt	49,098	18,912	3,644

	70,914	21,886	3,736

Mortgage-backed securities:
Taxable	3,121	3,391	3,521
Exempt	121,687	127,377	119,237

	124,808	130,768	122,758

PR Government securities, US Treasury securities and obligation of US Government sponsored agencies:
Taxable	—	—	—
Exempt	154,079	134,614	101,742

	154,079	134,614	101,742

Equity securities:
Taxable	274	588	—
Exempt	76	1,038	511

	350	1,626	511

Other investment securities:
Taxable	2,579	5,668	974
Exempt	31	928	2,433

	2,610	6,596	3,407

Total interest and dividends

on investments	$352,761	$295,490	$232,154

     The following table summarizes the components of interest and dividend income on investments:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest income on investment securities and money market investments	$350,750	$291,859	$230,243
Dividends on FHLB stock	2,009	3,286	974
Net interest realized on interest rate swaps	(25)	(478)	(1,921)

Interest income excluding unrealized gain (loss) on derivatives (economic undesignated hedges)	352,734	294,667	229,296
Unrealized gain on derivatives (economic undesignated hedges) from interest rate swaps on corporate bonds	27	823	2,858

Total interest income and dividends on investments	$352,761	$295,490	$232,154

Note 7 — Loans Receivable
     The following is a detail of the loan portfolio:

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$2,737,392	$2,245,272

Commercial loans:
Construction loans	1,511,608	1,137,118
Commercial mortgage loans	1,215,040	1,090,193
Commercial loans	2,698,141	2,421,219
Commercial loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	932,013	3,676,314

Total commercial loans	6,356,802	8,324,844

Finance leases	361,631	280,571

Consumer loans	1,772,917	1,733,569

Loans receivable	11,228,742	12,584,256
Allowance for loan losses	(158,296)	(147,999)

Loans receivable, net	11,070,446	12,436,257
Loans held for sale	35,238	101,673

Total loans	$11,105,684	$12,537,930

     As of December 31, 2006, loans in which the accrual of interest income had been discontinued amounted to $252.1 million (2005 — $134.3 million). If these loans had been accruing interest, the additional interest income realized would have been $14.1 million (2005 — $7.0 million; 2004 — $5.9 million). Past due and still accruing loans, which are contractually delinquent 90 days or more, amounted to $31.6 million as of December 31, 2006 (2005 — $27.5 million).
     As of December 31, 2006, the Corporation was servicing residential mortgage loans owned by others aggregating $592.0 million
(2005 — $423.5 million) and construction loans owned by others aggregating $39.7 million (2005 — $20.9 million).
     As of December 31, 2006, the Corporation was servicing commercial loan participations owned by others aggregating $167.8 million
(2005 — $138.4 million).
     Various loans secured by first mortgages were assigned as collateral for certificates of deposit, individual retirement accounts and advances from the Federal Home Loan Bank. The mortgage pledged as collateral amounted to $1.9 billion as of December 31, 2006 and 2005.
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s subsidiary Bank also lends in the U.S. and British

Virgin Islands markets and in the State of Florida (USA). The Corporation has a significant lending concentration of $509.1 million in one mortgage originator in Puerto Rico as of December 31, 2006. The Corporation has outstanding $422.9 million with another mortgage originator in Puerto Rico for total loans granted to mortgage originators amounting to $932.0 million as of December 31, 2006. These commercial loans were secured by 10,307 individual mortgage loans on residential and commercial real estate with an average principal balance of $90,425 each. The mortgage originators have always paid the loans in accordance with their terms and conditions.
     On May 25, 2006, the Corporation entered into a series of credit agreements with Doral to document as secured borrowings the loan transfers between the parties that previously had been accounted for incorrectly as sales. The terms of the credit agreements specified: (1) a floating interest payment based on a spread over 90-day LIBOR subject to a cap; (2) an amortization schedule tied to the scheduled amortization of the underlying mortgage loans subject to a maximum maturity of 10 years; (3) mandatory prepayments as a result of actual prepayments from the underlying mortgages; and (4) an option to Doral to prepay the loan without penalty at any time.
     On May 31, 2006, First BanCorp received a cash payment from Doral, substantially reducing the balance of approximately $2.9 billion in secured commercial loans to approximately $450 million as of that date. In connection with the repayment, the Corporation and Doral entered into a sharing agreement on May 25, 2006 with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that previously collateralized the commercial loans. First BanCorp agreed to reimburse Doral for 40% of the net losses incurred by Doral as a result of sales of the mortgages, subject to certain conditions and subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages. As a result of the loss sharing agreement and the partial extinguishment of the commercial loans by Doral and the gain sharing agreement, the Corporation recorded a net loss of $10.6 million composed of losses realized as part of the sharing agreement, the difference between the carrying value of the loans and the net payment received from Doral.
     Of the total net loans receivable of $11.1 billion for 2006, approximately 78% have credit risk concentration in Puerto Rico, 14% in the United States and 8% in the Virgin Islands.
     On December 6, 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan-to-one borrower limit) as it relates to total loans granted to mortgage originators.
Note 8 — Allowance for loan and lease losses
     The changes in the allowance for loan and lease losses were as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$147,999	$141,036	$126,378
Provision charged to income	74,991	50,644	52,799
Losses charged against the allowance	(77,209)	(51,920)	(44,042)
Recoveries credited to the allowance	12,515	6,876	5,901
Other adjustments (1)	—	1,363	—

Balance at end of year	$158,296	$147,999	$141,036

(1)	Represents allowance for loan and lease losses from the acquisition of FirstBank Florida.
     The allowance for impaired loans is part of the allowance for loan and lease losses. These loans represent loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. As of December 31, 2006, all impaired loans had a related allowance and the components were as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Impaired loans with a related allowance	$63,022	$59,801	$59,215
Allowance for impaired loans	9,989	9,219	17,521
During the year:
Average balance of impaired loans	54,083	59,681	65,520
Interest income recognized on impaired loans	3,239	4,584	2,267
Note 9 – Related Party Transactions
     The Corporation granted loans to its directors, executive officers and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(Dollars in thousands)
Balance at December 31, 2004	$61,602
New loans	25,130
Payments	(7,662)
Other changes	333

Balance at December 31, 2005	$79,403

New loans	57,622
Payments	(15,800)
Other changes	(2,372)

Balance at December 31, 2006	$118,853

     These loans do not involve more than normal risk of collectibility and management considers that present terms are no more favorable than those that would have been obtained if transactions had been with unrelated parties. The amounts reported as other changes include changes in the status of those who are considered related parties, mainly due to directors whose terms have expired.
     From time to time, the Corporation in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.
Note 10 — Premises and Equipment
     Premises and equipment is comprised of:

	Useful life	December 31,
	in years	2006	2005
		(Dollars in thousands)
Buildings and improvements	10-40	$75,516	$57,500
Leasehold improvements	1-15	37,573	33,114
Furniture and equipment	3-10	98,393	86,786

		211,482	177,400
Accumulated depreciation		(100,039)	(88,844)

		111,443	88,556
Land		21,824	12,623
Projects in progress		22,395	15,769

Total premises and equipment, net		$155,662	$116,948

Note 11 – Goodwill and Other Intangibles
     Goodwill as of December 31, 2006 and 2005 amounted to $28.7 million and resulted primarily from the acquisition of Ponce General Corporation.
     As of December 31, 2006, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $15.0 million, respectively (December 31, 2005 — $41.2 million and $11.6 million, respectively). During the year ended December 31, 2006, the amortization expense of core deposit intangibles amounted to $3.4 million (2005 — $3.7 million; 2004 — $2.4 million).
     The following table presents the estimated aggregate annual amortization expense of the core deposit intangible for each of the following five fiscal years:

(Dollars in thousands)
2007	$3,269
2008	3,269
2009	3,061
2010	2,325
2011	2,325
Note 12 — Deposits and Related Interest
     Deposits and related interest consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Type of account and interest rate:
Non-interest-bearing checking accounts	$790,985	$811,006
Savings accounts – 1.00% to 5.00% (2005 – 1.00% to 1.81%)	984,332	1,034,047
Interest-bearing checking accounts – 1.01% to 5.00% (2005 – 1.01% to 2.16%)	433,278	375,305
Certificates of deposit – 0.75% to 7.25% (2005 – 0.75% to 7.25%)	1,696,213	1,664,379
Brokered certificates of deposit – 3.00% to 6.13% (2005 – 2.50% to 6.13%)	7,099,479	8,579,015

	$11,004,287	$12,463,752

     The weighted average interest rate on total deposits as of December 31, 2006 and 2005 was 4.92% and 3.89%, respectively.
     As of December 31, 2006, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $22.2 million (2005 — $17.4 million).
     The following table presents a summary of certificates of deposit with a remaining term of more than one year as of December 31, 2006:

Total
(Dollars in thousands)
Over one year to two years	$624,681
Over two years to three years	324,632
Over three years to four years	248,947
Over four years to five years	197,119
Over five years	3,637,913

Total	$5,033,292

'

     As of December 31, 2006, certificates of deposit (CDs) in denominations of $100,000 or higher amounted to $8.0 billion (2005 — $9.5 billion) including brokered CDs of $7.0 billion (2005 — $8.6 billion) at a weighted average rate of 5.06% (2005 — 4.54%). As of December 31, 2006, unamortized broker placement fees amounted to $41.3 million (2005 — $50.0 million) which are amortized over the expected maturity of the brokered CDs under the interest method.
     As of December 31, 2006, deposit accounts issued to government agencies with a carrying value of $334.1 million (2005 — $302.7 million) were collateralized by securities with a carrying value of $401.3 million (2005 — $330.4 million) and estimated market value of $399.1 million (2005 — $329.9 million), and by municipal obligations with a carrying value and estimated market value of $31.5 million (2005 — $32.4 million).
     A table showing interest expense on deposits follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest-bearing checking accounts	$5,919	$4,730	$3,688
Savings	12,970	12,572	10,938
Certificates of deposit	80,284	52,769	28,954
Brokered certificates of deposit	505,860	323,081	76,264

Total	$605,033	$393,152	$119,844

     The interest expense on certificates of deposit includes the valuation to market of interest rate swaps that hedge brokered certificates of deposit, the related interest exchanged, the amortization of broker placement fees and the basis adjustment amortization on the brokered CDs designated under fair value hedges.
     The following are the components of interest expense on brokered certificates of deposit:

		Year ended December 31,
	2006	2005	2004
		(Dollars in thousands)
Interest expense on brokered certificates of deposit	$431,008	$238,822	$76,730
Accretion of basis adjustments on fair value hedges	(3,576)	—	—
Amortization of broker placement fees	19,896	15,096	12,942

Interest expense on certificates of deposit excluding unrealized loss (gain) on derivatives (designated and undesignated hedges)	447,328	253,918	89,672
Unrealized loss (gain) on derivatives (designated and undesignated hedges)	58,532	69,163	(13,408)

Total interest expense on brokered certificates of deposit	$505,860	$323,081	$76,264

     Total interest expense on brokered CDs includes interest exchanged on interest rate swaps that hedge designated and undesignated brokered CDs that for the year ended December 31, 2006 amounted to net interest incurred of $8.9 million (2005 — net interest realized of $71.7 million; 2004 — net interest realized of $124.9 million).
Note 13 — Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
     Federal funds purchased and securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Repurchase agreements, interest ranging from 3.26% to 5.84% (2005 - 3.26% to 5.39%)	$3,687,724	$4,833,882

     The weighted average interest rates of federal funds purchased and repurchase agreements as of December 31, 2006 and

2005 was 4.87% and 4.31%, respectively.
     Federal funds purchased and repurchase agreements mature as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
One to thirty days	$1,898,349	$988,556
Over thirty to ninety days	158,675	689,366
Over ninety days to one year	543,200	—
Over one year	1,087,500	3,155,960

Total	$3,687,724	$4,833,882

     The following securities were sold under agreements to repurchase:

		December 31, 2006
	Amortized		Approximate	Weighted
	cost of		fair value	average
	underlying	Balance of	of underlying	interest
Underlying securities	securities	borrowing	securites	rate of security
		(Dollars in thousands)
U.S. Treasury securities and obligations of other U.S. Government sponsored agencies	$2,459,976	$2,233,290	$2,394,924	5.58%
PR Government securities	374	340	393	6.48%
Mortgage-backed securities	1,601,689	1,454,094	1,564,739	4.88%

Total	$4,062,039	$3,687,724	$3,960,056

Accrued interest receivable	$38,412

		December 31, 2005
	Amortized		Approximate	Weighted
	cost of		fair value	average
	underlying	Balance of	of underlying	interest
Underlying securities	securities	borrowing	securites	rate of security
		(Dollars in thousands)
U.S. Treasury securities and obligations of other U.S. Government sponsored agencies	$2,797,781	$2,573,025	$2,729,253	5.35%
PR Government securities	351	323	374	6.48%
Mortgage-backed securities	2,457,992	2,260,534	2,415,351	4.78%

Total	$5,256,124	$4,833,882	$5,144,978

Accrued interest receivable	$36,894

     The maximum aggregate balance outstanding during 2006 was $4.8 billion (January) (2005 — $5.0 billion (June)). The average balance during 2006 was $4.1 billion (2005 — $4.6 billion).
     As of December 31, 2006 and 2005, the securities underlying such agreements were delivered to, and are being held by the dealers with which the repurchase agreements were transacted.

Note 14 — Advances from the Federal Home Loan Bank (FHLB)
     Following is a detail of the advances from the FHLB:

		December 31,
Maturity	Interest rate	2006	2005
		(Dollars in thousands)
January 1, 2006	4.44%	$—	$105,000
January 3, 2006	4.19%	—	18,000
September 18, 2006	4.37%	—	100,000
December 19, 2007	5.60%	20,000	—
January 25, 2008	3.81%	10,000	10,000
June 19, 2008	5.61%	15,000	—
October 9, 2008	5.10%	14,000	14,000
October 16, 2008	5.09%	15,000	15,000
November 17, 2008	5.41%	200,000	—
December 15, 2008	5.40%	200,000	—
January 15, 2009	5.69%	20,000	—
June 19, 2009	5.60%	15,000	—
July 21, 2009	5.44%	20,000	—
December 14, 2009	4.96%	7,000	—
December 14, 2010	4.97%	7,000	—
February 28, 2011	4.50%	—	79,000	(1)
March 21, 2011	4.42%	—	165,000	(1)
October 19, 2011	5.22%	10,000	—
December 14, 2011	4.99%	7,000	—

		$560,000	$506,000

(1)	These advances were called during 2006.
     Advances are received from the FHLB under an Advances, Collateral Pledge and Security Agreement (the Collateral Agreement). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher of the outstanding advances. As of December 31, 2006, the estimated value of available specific mortgage loans collateral pledged amounted to $1.2 billion (2005 — $1.1 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2006 amounted to $1.9 billion (2005 — $1.9 billion). In addition, securities with an approximate market value of $1.0 million (2005 — $1.2 million) and a carrying value of $1.0 million (2005 — $1.2 million) were pledged to the FHLB.

Note 15 — Notes Payable
     Notes payable consist of:

	December 31,
	2006	2005
	(Dollars in thousands)
Callable fixed-rate notes, bearing interest at 6.00%, maturing on October 1, 2024	$151,554	$149,456

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00%, maturing on October 18, 2019	15,616	15,245

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A, maturing on February 28, 2012	7,525	6,752

Series B, maturing on May 27, 2011	8,133	7,240

	$182,828	$178,693

Note 16 — Other Borrowings
     Other borrowings consist of:

	December 31,
	2006	2005
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.75% over three-month LIBOR (2006 - 8.11%, 2005 - 7.25%)	$102,853	$102,756

Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.50% over three-month LIBOR (2006 - 7.87%, 2005 - 7.00%)	128,866	128,866

	$231,719	$231,622

Note 17 — Unused Lines of Credit
     The Corporation maintains unsecured uncommitted lines of credit with other banks. As of December 31, 2006, the Corporation’s total unused lines of credit with these banks amounted to $255 million (2005 — $370 million). As of December 31, 2006, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral already pledged, in the amount of $687.7 million (2005 — $597.9 million).
Note 18 — Earnings per Common Share
     The calculations of earnings per common share for the years ended December 31, 2006, 2005 and 2004 follow:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Net income	$84,634	$114,604	$177,325
Less: dividends on preferred stock	(40,276)	(40,276)	(40,276)

Net income available to common stockholders	$44,358	$74,328	$137,049

Earnings per common share-basic:

Net income available to common stockholders	$44,358	$74,328	$137,049

Weighted average common shares outstanding	82,835	80,847	80,419

Earnings per common share-basic	$0.54	$0.92	$1.70

Earnings per common share-diluted:

Net income available to common stockholders	$44,358	$74,328	$137,049

Weighted average common shares and share equivalents:
Average common shares outstanding	82,835	80,847	80,419
Common stock equivalents — stock options	303	1,924	2,591

Total	83,138	82,771	83,010

Earnings per common share-diluted	$0.53	$0.90	$1.65

     Stock options outstanding under the Corporation’s stock option plan for officers are common stock equivalents and, therefore, considered in the computation of earnings per common share-diluted. Common stock equivalents were computed using the treasury stock method. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 2,054,600 and 1,706,600 for the years ended December 31, 2006 and December 31, 2005, respectively. For the year ended December 31, 2004, all options outstanding were included in the computation of outstanding shares.
Note 19 — Regulatory Capital Requirements
     The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.
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
     As of December 31, 2006, the Corporation was in compliance with the minimum regulatory capital requirements.

     As of December 31, 2006 and 2005, the Corporation and each of its subsidiary banks were categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2006 that management believes have changed any subsidiary bank’s capital category.
     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirement
			For capital		To be
	Actual		adequacy purposes		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2006
Total Capital (to Risk Weighted Assets)
First BanCorp	$1,500,211	12.46%	$963,560	8%	N/A	N/A
FirstBank	$1,398,527	12.25%	$913,141	8%	$1,141,427	10%
FirstBank Florida	$63,970	11.35%	$45,086	8%	$56,357	10%

Tier I Capital (to Risk Weighted Assets)
First BanCorp	$1,357,320	11.27%	$481,780	4%	N/A	N/A
FirstBank	$1,258,074	11.02%	$456,571	4%	$684,856	6%
FirstBank Florida	$61,770	10.96%	$22,543	4%	$33,814	6%

Tier I Capital (to Average Assets)
First BanCorp	$1,357,320	7.97%	$680,846	4%	N/A	N/A
FirstBank	$1,258,074	7.76%	$648,397	4%	$810,496	5%
FirstBank Florida	$61,770	8.10%	$30,505	4%	$38,131	5%

At December 31, 2005
Total Capital (to Risk Weighted Assets)
First BanCorp	$1,454,862	10.72%	$1,086,138	8%	N/A	N/A
FirstBank	$1,419,996	10.89%	$1,042,918	8%	$1,303,648	10%
FirstBank Florida	$53,502	10.97%	$39,030	8%	$48,787	10%

Tier I Capital (to Risk Weighted Assets)
First BanCorp	$1,317,841	9.71%	$543,078	4%	N/A	N/A
FirstBank	$1,287,693	9.85%	$521,459	4%	$782,189	6%
FirstBank Florida	$51,951	10.65%	$19,515	4%	$29,272	6%

Tier I Capital (to Average Assets)
First BanCorp	$1,317,841	6.72%	$784,185	4%	N/A	N/A
FirstBank	$1,284,693	6.78%	$758,109	4%	$947,637	5%
FirstBank Florida	$51,951	7.99%	$26,015	4%	$32,519	5%
Note 20 — Stock Option Plan
     Since 1997, the Corporation has a stock option plan covering certain employees. This plan allowed for the granting of up to 8,696,112 purchase options on shares of the Corporation’s common stock to certain employees. The options granted under the plan cannot exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option is granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights. The stock option plan expired January 21, 2007.
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
     Prior to the adoption of SFAS 123R on January 1, 2006, the Corporation accounted for the plan under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Options granted are not subject to vesting requirements. The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation granted in years 2005 and 2004.
   Proforma net income and earnings per common share

	Year ended December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income
As reported	$114,604	$177,325
Deduct: Stock-based employee compensation expense determined under fair value method	6,118	4,963

Pro forma	$108,486	$172,362

Earnings per common share-basic:
As reported	$0.92	$1.70
Pro forma	$0.84	$1.64

Earnings per common share-diluted:
As reported	$0.90	$1.65
Pro forma	$0.82	$1.59
     On January 1, 2006, the Corporation adopted SFAS 123R, Accounting for Stock-based Compensation, using the “modified prospective” method. Under this method and since all previously issued stock options were fully vested at the time of adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (which is the same as the prospective method). The compensation expense associated with expensing stock options for the year ended December 31, 2006 was approximately $5.4 million. All employee stock options granted during 2006 were fully vested at the time of grant.
     The fair value of options granted in 2006, 2005 and 2004 was estimated using the Black-Scholes option pricing model using the following assumptions:

	2006	2005	2004
Expected weighted dividend yield	2.31%	1.00%	1.00%
Weighted expected life (years)	4.25	4.25	4.13
Weighted expected volatility	45.35%	28.00%	28.00%
Weighted risk-free interest rate	4.83%	4.20%	3.10%
Weighted estimated fair value of stock options granted	$4.36	$6.40	$5.33

     The Corporation use empirical research data to estimate options exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For 2006, the expected volatility is based on the historical implied volatility of the Corporation’s common stock at each grant date. For periods prior to 2006, the expected volatility is based on the historical volatility of the Corporation’s common stock over a 260 working days period. The dividend yield is based on the historical 12-month dividend yield observable at each grant date. The risk-free rate for periods is based on historical zero coupon curves obtained from Bloomberg at the time of grant based on the option expected term.
     Following is a summary of the activity related to stock options:

	Number	Weighted Average
	of Options	Exercise Price per Option
At December 31, 2003	4,583,000	$8.54
Granted	931,800	$21.45
Exercised	(723,740)	$6.85
Canceled	(3,000)	$21.45

At December 31, 2004	4,788,060	$11.30
Granted	955,800	$23.92
Exercised	(72,958)	$8.11
Canceled	(354,492)	$16.13

At December 31, 2005	5,316,410	$13.28
Granted	1,235,000	$12.21
Exercised	(2,379,000)	$8.30
Canceled	(1,148,000)	$20.68

At December 31, 2006	3,024,410	$13.95

     The weighted average exercise price for the options outstanding and exercisable is $13.95 as of December 31, 2006 and the weighted average remaining contractual term is approximately seven years. The aggregate intrinsic value of the outstanding options amounted to approximately $0.9 million as of December 31, 2006.
     Total proceeds from options exercised during the year ended 2006, 2005 and 2004 amounted to $19.8 million, $2.1 million and $5.0 million, respectively. The total intrinsic value of options exercised during 2006 was approximately $10.0 million, compared to $0.8 million during 2005 and $12.1 million during 2004.
     Following is additional information concerning the stock options outstanding as of December 31, 2006.

Numbers of	Exercise Price	Contractual
Options	per Option	Maturity
120,000	$9.03	May 2008
6,000	$8.85	June 2008
99,000	$8.67	November 2008
67,500	$6.54	November 2009
204,610	$7.44	December 2010
307,700	$9.35	February 2012
20,000	$13.00	October 2012
247,000	$12.82	February 2013
372,800	$21.45	February 2014
398,800	$23.92	February 2015
916,000	$12.68	January 2016
100,000	$12.64	February 2016
50,000	$8.90	July 2016
100,000	$9.20	July 2016
15,000	$9.92	August 2016

3,024,410

Note 21 — Stockholders’ Equity
     Common stock
     The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. As of December 31, 2006, there were 93,151,856 (2005 – 90,772,856) shares issued and 83,254,056 (2005 – 80,875,056) shares outstanding. During 2005, the Corporation declared a two-for-one or 100% stock split on its 40,437,528 outstanding shares of common stock as of June 15, 2005. As a result, a total of 45,386,428 additional shares of common stock were issued on June 30, 2005, of which 4,948,900 shares were recorded as treasury stock.
     The Corporation issued 2,379,000 shares of common stock (2005 — 152,746, 2004 — 723,740) during 2006 as part of the exercise of stock options or pursuant to stock appreciation rights granted under the Corporation’s stock-based compensation plan. The 2005 and 2004 number of shares issued have been adjusted to reflect the effect of the June 30, 2005 two-for-one stock split.
     Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. Under this program, the Corporation purchased a total of 28,000 (56,000 shares as adjusted for the June 2005 stock split) shares of common stock at a cost of $965,079 during the second quarter of 2005. No shares of common stock were repurchased during 2006 and 2004 by the Corporation. As of December 31, 2006 and 2005, from the total amount of common stock repurchased, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
     Preferred stock
     The Corporation has 50,000,000 authorized shares of non-cumulative and non-convertible preferred stock with a par value of $25, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During 2006 and 2005, the Corporation did not issue preferred stock. The Corporation has five outstanding series of non convertible preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A, 8.35% non-cumulative perpetual monthly income preferred stock, Series B, 7.40% non-cumulative perpetual monthly income preferred stock, Series C, 7.25% non-cumulative perpetual monthly income preferred stock, Series D, and 7.00% non-cumulative perpetual monthly income preferred stock, Series E, which trade on the NYSE. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on preferred stock for 2006 amounted to $40.3 million for 2006, 2005 and 2004.

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
     Legal surplus
     The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus, until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders. During December 2005, the Bank transferred $82.8 million from the capital reserve account to legal surplus upon the maturity of the subordinated notes on December 20, 2005 and with prior approval from the Office of the Commissioner of Financial Institutions. The amount transferred exceeded 10% of FirstBank’s net income for the year ended December 31, 2005.
     Dividends
     On March 17, 2006, the Corporation announced that it had agreed with the Board of Governors of the Federal Reserve System to a cease and desist order issued with the consent of the Corporation (the “Consent Order”). The Consent Order addresses certain concerns of banking regulators relating to the incorrect accounting for and documentation of mortgage-related transactions with Doral and R&G. The Corporation had initially reported those transactions as purchases of mortgage loans when they should have been accounted for as secured loans to the financial institutions because, as a legal matter, they did not constitute “true sales” but rather financing arrangements. The Corporation also announced that FirstBank had entered into a similar agreement with the FDIC and the Commissioner (referred to together with the Consent Orders as the “Consent Orders”). The agreements, signed by all parties involved, did not impose any restrictions on the Corporation’s or FirstBank’s day-to-day banking and lending activities.
     The Consent Orders with banking regulators imposed certain restrictions and reporting requirements on the Corporation and FirstBank. Under the Consent Orders, FirstBank may not directly or indirectly enter into, participate in, or in any other manner engage in certain transactions with any affiliate without the prior written approval of the FDIC. The Consent Orders require the Corporation and FirstBank to take various affirmative actions, including engaging an independent consultant to review the mortgage portfolios and prepare a report including findings and recommendations, submitting capital and liquidity contingency plans, providing notice prior to the incurring of additional debt or the restructuring or repurchasing of debt, obtaining approval prior to purchasing or redeeming stock, filing amended regulatory reports upon completion of the restatement of financial statements, and obtaining regulatory approval prior to paying dividends after those payable in March 2006. The requirements of the Consent Orders have been substantially completed and reported to the regulators as required by the Consent Orders.
     Subsequent to the effectiveness of the Consent Orders, the Corporation and FirstBank have requested and obtained written approval from the Federal Reserve Board and the FDIC for the payment of dividends by FirstBank to its holding company, and for the payment of dividends by the Corporation to the holders of its preferred stock, common stock and trust preferred stock. The written approvals have been obtained in accordance with requirements of the Consent Orders.
Note 22 — Employees’ Benefit Plan
     FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for U.S.V.I. and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after completion of three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans. Participants are permitted to contribute up to 10% of their annual compensation, limited to $8,000 per year ($15,000 for U.S.V.I. and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $1.4 million, $1.3 million and $1.2 million for 2006, 2005 and 2004, respectively.
     FirstBank Florida provides contributory retirement plan pursuant to Section 401(k) of the U.S. Internal Revenue Code for its U.S. employees (the “Plan”). All employees are eligible to participate in the Plan after six months of service. Under the provisions of the Plan, FirstBank Florida contributes 50% of the participant’s contribution up to a maximum of 3% of the participant’s compensation. Participants are permitted to contribute up to 18% of their annual compensation, limited to $15,000 per year (participants over 50 years of age are permitted an additional $5,000 contribution). FirstBank Florida had total plan expenses of approximately $87,000 for the full year 2006 and approximately $53,000 for the year ended December 31, 2005.
Note 23 — Other Non-interest Income
     A detail of other operating income follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Other commissions and fees	$1,470	$911	$1,983
Insurance income	11,284	9,443	6,439
Other	12,857	15,896	14,372

Total	$25,611	$26,250	$22,794

Note 24 — Other Non-interest Expenses
     A detail of other operating expenses follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Servicing and processing fees	$7,297	$6,573	$2,727
Communications	9,165	8,642	7,274
Depreciation and expenses on revenue-earning equipment	2,455	2,225	1,943
Supplies and printing	3,494	3,094	3,045
Other	14,327	14,764	10,513

Total	$36,738	$35,298	$25,502

Note 25 — Income Taxes
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
     On August 1, 2005, the Government of Puerto Rico approved legislation that imposed a special temporary income tax of 2.5% to corporations subject to the additional tax. The actual statutory income tax rate of 39% increased to 41.5%. This law was effective for taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. Accordingly, the Company recorded an additional current income tax provision of $2.8 million and $3.6 million during the years ended December 31, 2006 and 2005, respectively. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     In addition, on May 13, 2006 the Government of Puerto Rico approved a legislation that imposed a special temporary income tax of 2.0% to corporations covered by Act 55 of May 12, 1933, known as Puerto Rico Banking Law. This law is effective for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. Accordingly, the Corporation recorded an additional current income tax provision of $1.7 million during the year ended December 31, 2006.
     Act 98 of May 16, 2006, amended the Puerto Rico Internal Revenue Code by imposing a tax of 5% over the 2005 taxable net income applicable to corporations with gross income over $10 million, which was required to be paid July 31, 2006. The Corporation can use the full payment as a tax credit in its income tax return for future year. The prepayment of tax resulted in a disbursement of $7.1 million. No net income tax expense was recorded since the prepayment will be used as a tax credit in future taxable years.
     The components of income tax expense for the years ended December 31 are summarized below:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current income tax expense	$59,157	$75,239	$53,009
Deferred income tax benefit	(31,715)	(60,223)	(6,509)

Total income tax expense	$27,442	$15,016	$46,500

     The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year ended December 31,
	2006		2005		2004
		% of		% of		% of
		pre-tax		pre-tax		pre-tax
	Amount	income	Amount	income	Amount	income
	(Dollars in thousands)
Computed income tax at statutory rate	$46,512	41.5%	$53,792	41.5%	$87,292	39.0%
Federal and state taxes	1,657	1.5%	4,996	3.9%	—
Non-tax deductible expenses	2,232	2.0%	3,528	2.7%	—
Benefit of net exempt income	(34,601)	-30.9%	(57,522)	-44.4%	(49,071)	-21.9%
Deferred tax valuation allowance	3,209	2.9%	2,847	2.2%	—
2% temporary tax applicable to banks	1,704	1.5%	—	—
Other-net	6,729	6.0%	7,375	5.7%	8,279	3.7%

Total income tax provision	$27,442	24.5%	$15,016	11.6%	$46,500	20.8%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax asset:
Allowance for loan and lease losses	$61,705	$58,696
Unrealized losses on derivative activities	82,223	59,712
Deferred compensation	2,312	8,183
Legal reserve	29,198	28,997
Reserve for insurance premium cancellations	703	685
Net operating loss and donation carryforward available	2,552	412
Impairment on investments	4,425	1,719
Tax credits available for carryforward	7,117	—
Unrealized net loss on available-for-sale securities	—	30
Other reserves and allowances	1,690	1,419

Deferred tax asset	191,925	159,853

Deferred tax liability:
Unrealized gain on available-for-sale securities	145	—
Broker placement fees	15,222	18,372
Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations	5,056	5,429
Amortization of intangibles	—	43
Unrealized gain on other investments	468	468
Other	2,881	2,171

Deferred tax liability	23,772	26,483

Valuation allowance	(6,057)	(3,230)

Deferred income taxes, net	$162,096	$130,140

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance of $6.1 million and $3.2 million is reflected in 2006 and 2005, respectively, related to deferred tax assets arising from temporary differences for which the Corporation could not determine the likelihood of its realization. Based on the information available including projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize all other items comprising the net deferred tax asset as of December 31, 2006 and 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
     The tax effect of the unrealized holding gain or loss on securities available-for-sale, excluding the Corporation’s international banking entities, was computed based on a 20% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.
Note 26 — Lease commitments
     As of December 31, 2006, certain premises are leased with terms expiring through the year 2022. The Corporation has the option to renew or extend certain leases from two to ten years beyond the original term. Some of these leases require the payment of insurance, increases in property taxes and other incidental costs. As of December 31, 2006, the obligation under various leases follows:

Year	Amount
(Dollars in thousands)
2007	$8,974
2008	7,566
2009	6,281
2010	4,839
2011	3,736
2012 and later years	22,785

Total	$54,181

     Rental expense included in occupancy and equipment expense was $10.2 million in 2006 (2005 - $8.9 million; 2004 — $6.7 million).

Note 27 — Fair Value of Financial Instruments
     The information about the estimated fair value of financial instruments required by accounting principles generally accepted in the United States of America is presented hereunder. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent management’s estimate of the underlying value of the Corporation. A summary table of estimated fair value and carrying value of financial instruments as of December 31, 2006 and 2005 follows:

	December 31,
	2006		2005
	Estimated	Carrying	Estimated	Carrying
	fair value	value	fair value	value
	(Dollars in thousands)
Assets:
Cash and due from banks and money market investments	$568,916	$568,811	$1,380,706	$1,380,640
Investment securities	4,957,389	5,047,554	5,284,737	5,386,765
Other investment securities	40,159	40,159	42,368	42,368
Loans receivable, including loans held for sale (1)	10,977,486	11,263,980	12,659,957	12,685,929
Derivative fair value, included in other assets	16,213	16,213	15,776	15,776
Liabilities:
Deposits	10,673,249	11,004,287	12,243,248	12,463,752
Federal funds purchased and securities sold under agreements to repurchase	3,679,535	3,687,724	4,740,815	4,833,882
Advances from FHLB	560,416	560,000	497,639	506,000
Notes payable	177,555	182,828	161,911	178,693
Other borrowings	231,719	231,719	231,622	231,622
Derivative fair value, included in other liabilities	142,991	142,991	158,123	158,123

(1)	Excludes allowance for loan and lease losses.
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

     Loans receivable, including loans held for sale
     The fair value of all loans was estimated using discounted present values. Loans were classified by type such as commercial, residential mortgage, credit cards and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories and by accruing and non-accruing groups. Performing floating-rate loans were valued at book value if they reprice at least once every three months, as were performing credit lines. The fair value of fixed-rate performing loans was calculated by discounting expected cash flows through the estimated maturity date. Recent prepayment experience was assumed to continue for mortgage loans, auto loans and personal loans. Little or no prepayment was assumed for other loans. Prepayment estimates were based on the Corporation’s historical data for similar loans. Discount rates were based on the Treasury Yield Curve at the date of the analysis, with an adjustment, which reflects the risk and other costs inherent in the loan category.
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
     Deposits
     The estimated fair value of demand deposits and savings accounts, which are deposits with no defined maturities, equal the amount payable on demand at the reporting date. For deposits with stated maturities, but that reprice at least quarterly, the fair value is also estimated to be the recorded amounts at the reporting date.
     The fair values of fixed-rate deposits with stated maturities are based on the present value of the future cash flows expected to be paid on the deposits. The cash flows are based on contractual maturities; no early repayments are assumed. Discount rates are based on the LIBOR yield curve. The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.
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
     Federal funds purchased and securities sold under agreements to repurchase
     Federal funds purchased and some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using indications from brokers of the cost of unwinding the transactions as of December 31, 2006.
     Advances from FHLB
     The fair value of advances from FHLB with fixed maturities are determined using discounted cash flow analyses over the full term of the borrowings, or using indications from brokers of the fair value of similar transactions. The cash flows assumed no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve.
     Derivative instruments
     The fair value of the derivative instruments were provided by valuation experts and counterparties.
     Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. The valuation uses a “Hull-White Interest Rate Tree” approach for the option components of the term notes, a well accepted methodology for valuing interest rate options. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes.

     Other borrowings
     Other borrowings consist of junior subordinated debentures and a loan payable. These instruments reprice quarterly based on three-month LIBOR; therefore, outstanding balances were assumed to be their fair values.
Note 28 — Supplemental Cash Flow Information
     Supplemental cash flow information follows:

	Year ended December 31,
	2006	2005 (Restated)	2004 (Restated)
	(Dollars in thousands)
Cash paid for:
Interest on borrowings	$720,439	$559,642	$409,512
Income tax	91,779	44,536	51,480

Non-cash investing and financing activities:
Additions to other real estate owned	2,989	3,904	8,089
Additions to auto repossessions	113,609	72,891	43,787
Capitalization of servicing assets	1,121	1,481	1,767
Mortgage loans securitized and transferred to securities available-for-sale	—	—	51,107
Note 29 — Commitments to Extend Credit, Standby Letters of Credit and Commitments to Purchase and Sell Loans
     The following table presents a detail of commitments to extend credit, standby letters of credit, commitments to purchase and sell loans and other commitments:

	December 31,
	2006	2005
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate loans	$539,267	$619,943
Unused credit card lines	21,474	144,066
Unused personal lines of credit	50,279	36,240
Commercial lines of credit	1,331,823	1,012,549
Commercial letters of credit	40,915	77,122
Standby letters of credit	97,319	136,502
Commitments to purchase loans	—	1,650,000
Commitments to sell loans	55,238	50,000
Other commitments	—	5,000
     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Management uses the same credit policies in entering into commitments and conditional obligations as it does for on-balance sheet instruments.
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

     In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which as of December 31, 2006 and 2005 was not significant.
     Commitments to purchase loans represent the outstanding commitments for the purchase of mortgage loans from local financial institutions. The purchases related to these commitments were recharacterized as secured loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates. The remaining outstanding balances on these commitments were cancelled in 2006.
     Commitments to sell loans represent commitments entered into under agreements with FNMA and FHLMC for the sale, at fair value, of residential mortgage loans originated by the Corporation.
Note 30 — Derivative Instruments and Hedging Activities
     The Corporation uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control. The Corporation’s asset liability management program includes the use of derivative instruments, which have worked effectively to date and that management believes will continue to be effective in the future. The Corporation designates a derivative as held for hedging or non-hedging purposes when it enters into the derivative contract. Derivative instruments utilized by the Corporation include, among others, interest rate swaps, index options and interest rate cap agreements.
     The following table summarizes the notional amount of all derivative instruments as of December 31, 2006 and 2005:

	Notional Amount
	December 31,
	2006	2005
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,720	$109,320
Receive fixed versus pay floating	4,802,370	5,751,128
Embedded written options	13,515	13,515
Purchased options	13,515	13,515
Written interest rate cap agreements	125,200	150,200
Purchased interest rate cap agreements	330,607	386,750

	$5,365,927	$6,424,428

The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of December 31, 2006 and 2005:

	Notional Amount
	December 31,
	2006	2005
	(Dollars in thousands)
Designated hedges:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$4,381,175	$—
Interest rate swaps used to hedge fixed and step rate notes payable	165,442	—

Total fair value hedges	$4,546,617	$—

Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit and loans	$336,473	$5,860,448
Embedded options on stock index deposits	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	13,515	13,515
Written interest rate cap agreements	125,200	150,200
Purchased interest rate cap agreements	330,607	386,750

Total derivatives not designated as hedge	$819,310	$6,424,428

Total	$5,365,927	$6,424,428

     As of December 31, 2006, derivatives qualifying for fair value hedge accounting with a negative fair value of $126.7 million were recorded as “Other Liabilities” in the Consolidated Statements of Financial Condition with fluctuations in fair value recorded in earnings. Changes in the fair value of hedged liabilities since the inception of hedge accounting are recorded to the hedged liabilities.
     As of December 31, 2006, derivatives not designated or not qualifying as a hedge with a positive fair value of $16.2 million (2005 — $15.8 million) and with a negative fair value of $16.3 million (2005 — $158.1 million) were recorded as “Other Assets” and “Other Liabilities”, respectively, in the Consolidated Statements of Financial Condition with fluctuations in fair value recorded in earnings.
     The majority of the Corporation’s derivative instruments represent interest rate swaps and mainly convert long-term fixed-rate brokered CDs to a floating rate. Changes in the fair value of these derivatives and the interest payments exchanged are recognized in earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. A summary of these interest rate swaps as of December 31, 2006 and 2005 follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$80,720	$109,320
Weighted average receive rate at year end	7.38%	6.41%
Weighted average pay rate at year end	6.37%	6.60%
Floating rates range from 175 to 252 basis points over LIBOR rate

	December 31,
	2006	2005
	(Dollars in thousands)
Receive fixed/pay floating:
Notional amount	$4,802,370	$5,751,128
Weighted average receive rate at year end	5.16%	4.90%
Weighted average pay rate at year end	5.42%	4.37%
Floating rates range from 5 basis points under LIBOR rate to 20 basis points over LIBOR rate
     The changes in notional amount of interest rate swaps outstanding during the years ended December 31, 2006 and 2005 follows:

Notional amount
(Dollars in thousands)
Pay-fixed and receive-floating swaps:
Balance at December 31, 2004	$113,165
Canceled and matured contracts	(44,565)
New contracts	40,720

Balance at December 31, 2005	109,320
Canceled and matured contracts	(28,600)
New contracts	—

Balance at December 31, 2006	$80,720

Receive-fixed and pay floating swaps:
Balance at December 31, 2004	$4,118,615
Canceled and matured contracts	(549,302)
New contracts	2,181,815

Balance at December 31, 2005	5,751,128
Canceled and matured contracts	(948,758)
New contracts	—

Balance at December 31, 2006	$4,802,370

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
          Interest-Rate and Credit Risk
          The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with recognized broker dealers that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee (MIALCO) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2006 was $345 million and $355 million, respectively (2005 — $215 million and $212 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the risk that any counterparty will default.

          The Corporation has credit risk of $16.2 million (2005 — $15.8 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments classified as designated hedges or undesignated hedges for the years ended December 31, 2006 and 2005. As of December 31, 2006 and 2005, there were no derivative counterparties in default. As of December 31, 2006, the Corporation had a total net receivable of $5.4 million (2005 — $19.6 million) related to the swap transactions with no receivables related to other derivative instruments. The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Other Liabilities”, respectively, on the Consolidated Statements of Financial Condition.
          Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Corporation manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
          The Corporation’s derivative activities are monitored by the MIALCO as part of its risk-management oversight of the Corporation’s treasury functions.
Note 31 — Segment Information
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent the Board of Directors, the operating segments are driven primarily by legal entities. As of December 31, 2006, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans products. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Mortgage loans are purchased from other local banks or mortgage brokers. The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions designed to manage and enhance liquidity. This segment loans funds to the Commercial and Corporate Banking, and Mortgage Banking segments to finance their lending activities and borrows from those segments. The Consumer segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer segment are allocated based on market rates that match the expected maturity and/or re-pricing of the segment’s assets and liabilities. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The Other category is mainly composed of insurance, finance leases and other products.
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies.”
     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
     The following table presents information about the reportable segments:

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
	(Dollars in thousands)
For the year ended December 31, 2006
Interest income	$148,811	$201,609	$472,179	$350,038	$116,176	$1,288,813
Net (charge) credit for transfer of funds	(105,431)	108,979	(317,446)	334,149	(20,251)	—
Interest expense	—	(72,128)	—	(747,402)	(25,589)	(845,119)

Net interest income (loss)	43,380	238,460	154,733	(63,215)	70,336	443,694

Provision for loan and lease losses	(3,988)	(35,482)	(7,936)	—	(27,585)	(74,991)
Non-interest income (loss)	2,471	23,543	4,590	(8,313)	19,685	41,976
Net loss on partial extinguishment of secured commercial loan to local financial institution	—	—	(10,640)	—	—	(10,640)
Direct non-interest expenses	(17,450)	(86,905)	(16,917)	(7,677)	(43,890)	(172,839)

Segment income (loss)	$24,413	$139,616	$123,830	$(79,205)	$18,546	$227,200

Average earning assets	$2,283,683	$1,919,083	$6,298,326	$6,787,581	$1,156,712	$18,445,385

For the year ended December 31, 2005
Interest income	$107,364	$176,007	$406,433	$293,437	$84,349	$1,067,590
Net (charge) credit for transfer of funds	(68,328)	78,029	(252,982)	255,955	(12,674)	—
Interest expense	—	(53,253)	—	(570,056)	(11,962)	(635,271)

Net interest income (loss)	39,036	200,783	153,451	(20,664)	59,713	432,319

Provision for loan and lease losses	(2,060)	(34,002)	(2,699)	—	(11,883)	(50,644)
Non-interest income	3,948	23,055	5,649	12,875	17,549	63,076
Direct non-interest expenses	(15,431)	(77,317)	(10,498)	(5,017)	(32,693)	(140,956)

Segment income (loss)	$25,493	$112,519	$145,903	$(12,806)	$32,686	$303,795

Average earning assets	$1,634,845	$1,706,647	$7,299,878	$6,027,745	$785,325	$17,454,440

For the year ended December 31, 2004
Interest income	$77,513	$138,046	$195,634	$232,154	$46,987	$690,334
Net (charge) credit for transfer of funds	(49,781)	54,289	(88,760)	92,153	(7,901)	—
Interest expenses	—	(40,344)	—	(252,509)	—	(292,853)

Net interest income	27,732	151,991	106,874	71,798	39,086	397,481

Provision for loan and lease losses	(648)	(27,443)	(14,147)	—	(10,562)	(52,800)
Non-interest income	4,045	24,597	6,915	11,140	12,927	59,624
Direct non-interest expenses	(12,437)	(66,793)	(8,112)	(3,205)	(18,182)	(108,729)

Segment income	$18,692	$82,352	$91,530	$79,733	$23,269	$295,576

Average earning assets	$1,120,554	$1,327,165	$5,141,144	$5,294,065	$288,167	$13,171,095

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net Income:
Total income for segments and other	$227,200	$303,795	$295,576
Other non-interest expenses	(115,124)	(174,175)	(71,751)

Income before income taxes	112,076	129,620	223,825
Income taxes	(27,442)	(15,016)	(46,500)

Total consolidated net income	$84,634	$114,604	$177,325

Average assets:
Total average earning assets for segments and other	$18,445,385	$17,454,440	$13,171,095
Average non earning assets	737,526	546,599	450,043

Total consolidated average assets	$19,182,911	$18,001,039	$13,621,138

     The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

	2006	2005	2004
		(Dollars in thousands)
Revenues:
Puerto Rico	$1,107,451	$1,015,641	$714,237
United States	133,083	52,384	48
Other	79,615	62,642	35,673

Total consolidated revenues	$1,320,149	$1,130,667	$749,958

Selected Balance Sheet Information:

Total assets:
Puerto Rico	$14,688,754	$17,697,563	$15,230,120
United States	1,742,243	1,382,083	13,537
Other	959,259	838,005	393,388

Loans:
Puerto Rico	$8,777,267	$10,634,545	$9,336,121
United States	1,594,141	1,271,698	13,379
Other	892,572	779,686	348,494

Deposits:
Puerto Rico (1)	$9,318,931	$10,998,192	$6,904,047
United States	580,917	476,166	—
Other	1,104,439	989,394	1,008,275

(1)	Includes brokered certificates of deposit used to fund activities conducted in Puerto Rico and in the United States.
Note 32 — Litigation
     On August 1, 2005, the Audit Committee of the Corporation determined that it should review the background and accounting for certain mortgage-related transactions that FirstBank had entered into with Doral and R&G between 1999 and 2005 that did not qualify as “true sales” for accounting purposes. The Committee retained the law firms of Clifford Chance U.S. LLP and Martínez Odell & Calabria and forensic accountants FTI Consulting Inc. to assist the Audit Committee in its review. On August 25, 2005, the Corporation announced the receipt of a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. On October 21, 2005, the Corporation announced that the SEC had issued a formal order of investigation into the accounting for the mortgage–related transactions with Doral Financial Corporation and R&G Financial. The Corporation announced on December 13, 2005 that management, with the concurrence of the Board of Directors, determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. The Corporation has fully cooperated with the SEC’s investigation. In August 2006, the Audit Committee completed its review and the Corporation filed the Amended 2004 Form 10-K with the SEC on September 26, 2006 and the 2005 Form 10-K on February 9, 2007.
     First BanCorp has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation relating to the Corporation’s restatement of its financial statements for the years 2002 to 2004, and has accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC staff’s investigation of the Corporation. Any settlement is subject to the approval of the Commissioner of the SEC. There can be no assurance that the Corporation’s efforts to resolve the SEC’s investigation with respect to the Corporation will be successful, or that the amount accrued will be sufficient, and the Corporation cannot predict at this time the timing or final terms of any settlement. This contingency is included in the 2005 Statement of Income as Provision for contingencies.
     Following the announcement of the Audit Committee’s review, the Corporation and certain of its current and former officers and directors were named as defendants in five separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations”. Based on available evidence and discussions with the lead plaintiff, the Corporation accrued $74.25 million in the 2005 Statement of Income million for a possible settlement of the class action. Subsequently, in 2007, the Corporation reached an agreement in principle and signed a memorandum of understanding with the lead plaintiff. The agreement specified a payment of $74.25 million by the Corporation and is subject to approval by the United States District Court for the District of Puerto Rico.
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
Note 33 — First BanCorp (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended on December 31, 2006, 2005 and 2004.

Statements of Financial Condition

	Year ended December 31,
	2006	2005
	(Dollars in thousands)
Assets

Cash and due from banks	$14,584	$2,772
Money market instruments	300	300

Investment securities available-for-sale, at market:
Equity investments	12,715	29,421

Other investment securities	1,425	1,425

Loans receivable	65,161	74,914
Investment in FirstBank Puerto Rico, at equity	1,309,066	1,316,380
Investment in FirstBank Insurance Agency, at equity	2,982	5,953
Investment in Ponce General, at equity	103,274	105,907
Investment in PR Finance, at equity	2,623	3,005
Accrued interest receivable	401	363
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	84,664	29,758

Total assets	$1,604,154	$1,577,157

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$288,269	$295,446
Accounts payable and other liabilities	86,332	83,870

Total liabilities	374,601	379,316

Commitments and contingencies (see Note 32)

Stockholders’ equity	1,229,553	1,197,841

Total liabilities and stockholders’ equity	$1,604,154	$1,577,157

Statements of Income

		Year ended December 31,
	2006	2005	2004
		(Dollars in thousands)
Income:
Interest income on investment securities	$349	$756	$395
Interest income on other investments	175	2,972	1,530
Interest income on loans	3,987	4,188	2,159
Dividends from FirstBank Puerto Rico	107,302	67,880	62,398
Dividends from other subsidiaries	14,500	240	3,070
Other income	543	417	138

	126,856	76,453	69,690

Expense:
Federal funds purchased and repurchase agreements	—	—	2
Notes payable and other borrowings	22,375	16,516	5,809
(Recovery) provision for loan losses	(71)	169	—
Other operating expenses	5,390	83,904	825

	27,694	100,589	6,636

(Loss) gain on sale of investments and impairments, net	(12,525)	2,589	4,275

Income (loss) before income tax provision and equity in undistributed earnings of subsidiaries	86,637	(21,547)	67,329

Income tax provision (benefit)	(1,381)	(29,011)	104

Equity in undistributed (losses) earnings of subsidiaries	(3,384)	107,140	110,100

Net income	84,634	114,604	177,325

Other comprehensive (loss) income, net of tax	(14,492)	(59,311)	7,823

Comprehensive income	$70,142	$55,293	$185,148

The principal source of income for the Holding Company consists of the earnings of FirstBank.

Statement of Cash Flows

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:

Net Income	$84,634	$114,604	$177,325

Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) Provision for loan losses	(71)	169	—
Deferred income tax benefit	(2,572)	(29,028)	—
Equity in undistributed earnings of subsidiaries	(36,616)	(106,859)	(110,100)
Net gain on sale of investment securities	(2,726)	(10,963)	(6,974)
Loss on impairment of investment securities	15,251	8,374	2,699
Net increase in other assets	(12,372)	(276)	(7,629)
Net increase in other liabilities	2,544	82,872	461

Total adjustments	(36,562)	(55,711)	(121,543)

Net cash provided by operating activities	48,072	58,893	55,782

Cash flows from investing activities:

Capital contribution to subsidiaries	—	(110,000)	(100,000)
Principal collected on loans	9,824	9,002	9,052
Loans originated	—	—	(99,343)
Purchases of securities available-for-sale	(460)	(34,582)	(15,421)
Sales of available-for-sale investment securities and maturity of securities held-to-maturity	5,461	56,621	27,314
Cash paid on acquisitions	—	(103,670)	—
Other investing activities	—	687	687

Net cash provided by (used in) investing activities	14,825	(181,942)	(177,711)

Cash flows from financing activities:

Proceeds from purchased funds and other short-term borrowings	123,247	944,374	681,444
Repayments of purchased funds and other short-term borrowings	(130,522)	(970,717)	(591,276)
Proceeds from issuance of long-term debt	—	—	231,469
Payment to repurchase common stock	—	(965)	—
Exercise of stock options	19,756	2,094	4,956
Cash dividends paid	(63,566)	(62,915)	(59,593)

Net cash (used in) provided by financing activities	(51,085)	(88,129)	267,000

Net increase (decrease) in cash and cash equivalents	11,812	(211,178)	145,071
Cash and cash equivalents at the beginning of the year	3,072	214,250	69,179

Cash and cash equivalents at end of the year	$14,884	$3,072	$214,250

Cash and cash equivalents include:
Cash and due from banks	$14,584	$2,772	$18,050
Money market instruments	300	300	196,200

	$14,884	$3,072	$214,250

Note 34 — Subsequent Events
Governmental Action
     SEC
•	On February 9, 2007, the Corporation filed with the SEC the 2005 Form 10-K.
     New York Stock Exchange Listing
•	On March 19, 2007, the Corporation received a letter from the NYSE advising that the procedures in Section 802.01E of the Listed Company Manual are applicable to the Corporation as a result of the fact that it did not file with the Securities and Exchange Commission (the “SEC”) the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”) by March 1, 2007, the date on which it was required to have been filed under Section 13 of the Securities Exchange Act of 1934. Among other things, the NYSE advised the Corporation that it will post the Corporation’s 2006 10-K to the annual late filers list on the Listing Standards Filing Status page on the NYSE’s website on March 22, 2007. The NYSE also advised the Corporation that, pursuant to Section 802.01E of the Listed Company Manual, the NYSE is closely monitoring the status of the Corporation’s late filing and, if the Corporation does not file the 2006 10-K within six months of the March 1, 2007 due date, the NYSE will determine whether to allow the Corporation’s securities to trade for up to an additional six months or to commence suspension and delisting procedures. With the filing of this 2006 10-K, the Corporation has complied with the six-month period provided for by Section 802.01E.
     Business Developments
•	On February 15, 2007, the Corporation agreed to issue 10% of its outstanding common stock at a price of $10.25 per share to the Bank of Nova Scotia (“Scotiabank”) in a private placement. Based upon the number of shares outstanding on February 15, 2007, the Corporation would issue approximately 9.250 million shares of its common stock to Scotiabank for a total purchase price of $94.8 million. The valuation reflects a premium of approximately 5% over the volume weighted-average closing share price over the 30-trading day period ending January 30, 2007. The issuance of common stock to Scotiabank is subject to regulatory approval.

•	On February 15, 2007, the Corporation entered into a mortgage payment agreement with R&G under which R&G paid down $50 million of the outstanding commercial loan with FirstBank resulting in a remaining balance of $271 million which the parties agreed to re-document as a secured loan. The agreement will enable the Corporation and FirstBank to fulfill the remaining requirement of the previously announced Consent Orders with banking regulators relating to the mortgage-related transactions with R&G that the Corporation recharacterized for accounting and legal purposes as commercial loans secured by the mortgage loans and pass-through trust certificates. In addition, various agreements that were executed for approximately $218 million of commercial loans secured by trust certificates were amended to allow both FirstBank and R&G Crown to treat these transactions as “true sale” for accounting and legal purposes, as such, these commercial loans secured by trust certificates were transferred to available-for-sale securities.

Stockholders’ Information
Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP
Telephone (787) 729-8200
Internet http://www.firstbankpr.com
Additional Information and Form 10-K:
Additional financial information about First BanCorp may be requested to Mr. Pedro Romero, Senior Vice President and Chief Accounting Officer, PO Box 9146, Santurce, Puerto Rico 00908. First BanCorp’s filings with the Securities and Exchange Commission (SEC) may be accessed in the website maintained by the SEC at http://www.sec.gov and at our web site http://www.firstbankpr.com, First BanCorp section, Company Filings link.
Transfer Agent and Registrar:
The Bank of New York
1-800-524-4458
1-888-269-5221 (Hearing Impaired-TDD Phone)
Address Shareholder Inquiries To:
Shareholder Relations Department
PO Box 11258
Church Street Station
New York, NY 10286
E-mail Address: shareowners@bankofny.com
The Bank of New York’s Stock Transfer Website:
http://www.stockbny.com
Send Certificates for Transfer and Address Changes To:
Receive and Deliver Department
PO Box 11002
Church Street Station
New York, NY 10286
Common Stock:
Listed on New York Stock Exchange
Stock Symbol FBP
The Corporation filed on December 29, 2006, the certification of the Chief Executive Officer required under Section 303A.12 (a) of the New York Stock Exchange’s Listed Company Manual.