Form 10-Q
period 2006-03-31
FIRST BANCORP /PR/
filed 2007-08-20
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
COMMISSION FILE NUMBER 0-17224
FIRST BANCORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0561882
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico	00908 (Zip Code)
(Address of principal executive offices)
(787) 729-8200
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 83,254,056 outstanding as of June 30, 2007.

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2006, December 31, 2005, March 31, 2005 (As Restated) and March 31, 2004 (As Restated)	5
Consolidated Statements of Income (Unaudited) – Quarters ended March 31, 2006, March 31, 2005 (As Restated) and March 31, 2004 (As Restated)	6
Consolidated Statements of Cash Flows (Unaudited) – Quarters ended March 31, 2006, March 31, 2005 (As Restated) and March 31, 2004 (As Restated)	7
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Quarters ended March 31, 2006, March 31, 2005 (As Restated) and March 31, 2004 (As Restated)	8
Consolidated Statements of Comprehensive (Loss) Income (Unaudited) – Quarters ended March 31, 2006, March 31, 2005 (As Restated) and March 31, 2004 (As Restated)	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3. Quantitative and Qualitative Disclosures About Market Risk	87
Item 4. Controls and Procedures	87

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	89
Item 1A. Risk Factors	89
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 3. Defaults Upon Senior Securities	90
Item 4. Submission of Matters to a Vote of Security Holders	90
Item 5. Other Information	90
Item 6. Exhibits	90

SIGNATURES
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

EXPLANATORY NOTE
          First BanCorp ( the “Corporation” or “First BanCorp”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the interim period ended March 31, 2006 and the Quarterly Reports on Form 10-Q for the interim periods ended September 30, 2005 and June 30, 2005 as a result of the delay in completing the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of an amendment of First BanCorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Corporation’s subsequent reports. For information regarding the restatement of First BanCorp’s previously issued financial statements, see the Corporation’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, which was filed with the SEC on September 26, 2006, and Note 1 – “Restatement of Previously Issued Financial Statements” — to the accompanying unaudited Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
FORWARD LOOKING STATEMENTS
          This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q or future filings by First BanCorp with the SEC, in the Corporation’s press releases or in other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
          First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks associated with the Corporation’s inability to prepare and timely submit SEC and other regulatory filings;

•	a reduction in the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes;

•	risks arising from worsening economic conditions in Puerto Rico;

•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the condo conversion loans in its Miami Agency;

•	increases in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with changes to the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	risks associated with the failure to obtain a final order from the District Court of Puerto Rico approving the settlement of the class-action lawsuit brought against the Corporation;

•	the impact of Doral Financial Corporation’s financial condition on its repayment of its outstanding secured loan to the Corporation;

•	risks associated with being subject to the cease and desist order;

•	potential further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
          The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
          Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in First BanCorp’s 2005 Annual Report on Form 10-K and under Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

			March 31, 2005	March 31, 2004
	March 31, 2006	December 31, 2005	(As Restated)	(As Restated)
Assets
Cash and due from banks	$134,396,167	$155,848,810	$125,778,620	$100,528,488

Money market instruments, including $422,773,829 pledged that can be repledged (December 31, 2005 - $381,848,364; March 31, 2005 - $0; March 31, 2004 - $370,731,426)	806,203,368	666,856,432	354,858,845	607,439,344
Federal funds sold and securities purchased under agreements to resell	706,424,916	508,967,369	31,013,328	13,000,000
Time deposits with other financial institutions	32,818,084	48,967,475	3,300,000	600,000

Total money market investments	1,545,446,368	1,224,791,276	389,172,173	621,039,344

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,663,051,384	1,744,846,054	1,092,221,084	820,876,597
Other investment securities	196,993,611	203,331,449	438,656,355	362,611,139

Total investment securities available for sale	1,860,044,995	1,948,177,503	1,530,877,439	1,183,487,736

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	3,115,116,225	3,115,260,660	3,255,841,156	2,926,486,390
Other investment securities	274,109,119	323,327,297	612,258,022	800,450,813

Total investment securities held to maturity	3,389,225,344	3,438,587,957	3,868,099,178	3,726,937,203

Other equity securities	30,271,400	42,367,500	67,808,100	52,525,000

Loans, net of allowance for loan and lease losses of $152,596,040 (December 31, 2005 - $147,998,733; March 31, 2005 - $144,201,333; March 31, 2004 - $130,356,997)	12,917,576,250	12,436,257,993	11,046,645,854	7,360,248,440
Loans held for sale, at lower of cost or market	73,326,531	101,672,531	26,360,027	1,345,072

Total loans, net	12,990,902,781	12,537,930,524	11,073,005,881	7,361,593,512

Premises and equipment, net	119,783,339	116,947,772	105,152,437	85,080,961
Other real estate owned	4,825,266	5,019,106	8,257,308	5,839,179
Accrued interest receivable on loans and investments	103,738,717	103,692,478	70,269,595	41,532,080
Due from customers on acceptances	895,191	353,864	1,177,538	300,417
Other assets	380,215,631	343,933,937	277,135,766	160,604,521

Total assets	$20,559,745,199	$19,917,650,727	$17,516,734,035	$13,339,468,441

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$806,468,654	$811,006,126	$744,764,930	$620,844,019
Interest-bearing deposits	12,543,307,152	11,652,746,080	8,653,011,527	5,949,207,697
Federal funds purchased and securities sold under agreements to repurchase	4,801,665,500	4,833,882,000	4,046,419,313	3,872,593,694
Advances from the Federal Home Loan Bank (FHLB)	228,000,000	506,000,000	1,313,000,000	1,043,000,000
Notes payable	179,026,710	178,693,249	178,181,751	—
Other borrowings	231,646,033	231,622,020	473,765,384	45,000,000
Subordinated notes	—	—	82,405,446	81,879,787
Bank acceptance outstanding	895,191	353,864	1,177,538	300,417
Payable for unsettled investment trade	—	—	537,534,792	427,800,917
Accounts payable and other liabilities	589,074,731	505,506,453	303,095,159	166,074,647

Total liabilities	19,380,083,971	18,719,809,792	16,333,355,840	12,206,701,178

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	550,100,000	550,100,000	550,100,000

Common stock, $1 par value, authorized 250,000,000 shares; issued 93,151,856 shares (December 31, 2005- 90,772,856 shares ; March 31, 2005 - 45,320,780 shares; March 31, 2004 - 45,132,655 shares)	93,151,856	90,772,856	45,320,780	45,132,655
Less: Treasury Stock (at par value)	(9,897,800)	(9,897,800)	(4,920,900)	(4,920,900)

Common stock outstanding	83,254,056	80,875,056	40,399,880	40,211,755

Additional paid-in capital	22,269,844	—	5,034,294	2,244,720
Capital reserve	—	—	82,825,000	80,000,000
Legal surplus	265,844,192	265,844,192	183,019,192	165,709,122
Retained earnings	304,684,433	316,696,971	308,991,915	252,447,421
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $286,763 (December 31, 2005 - $16,259; March 31, 2005 - ($553,072) ; March 31, 2004 ($1,380,496))	(46,491,297)	(15,675,284)	13,007,914	42,054,245

Total stockholders’ equity	1,179,661,228	1,197,840,935	1,183,378,195	1,132,767,263

Total liabilities and stockholders’ equity	$20,559,745,199	$19,917,650,727	$17,516,734,035	$13,339,468,441

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
		March 31,	March 31,
	March 31,	2005	2004
	2006	(As Restated)	(As Restated)
Interest income:
Loans	$246,089,307	$153,724,886	$103,995,379
Investment securities	71,640,717	56,784,795	46,104,242
Money market investments	9,974,864	1,867,116	717,145

Total interest income	327,704,888	212,376,797	150,816,766

Interest expense:
Deposits (Note 11)	186,838,073	93,981,959	(13,380,428)
Federal funds purchased and repurchase agreements	53,565,529	34,374,299	28,331,688
Advances from FHLB	4,177,732	11,425,002	5,300,021
Notes payable and other borrowings	10,304,945	7,319,184	1,779,213

Total interest expense	254,886,279	147,100,444	22,030,494

Net interest income	72,818,609	65,276,353	128,786,272

Provision for loan and lease losses	19,375,887	10,954,409	13,200,000

Net interest income after provision for loan and lease losses	53,442,722	54,321,944	115,586,272

Non-interest income:
Other service charges on loans	1,486,270	1,121,227	1,155,299
Service charges on deposit accounts	3,277,029	2,689,552	2,783,414
Mortgage banking activities (loss) gain	(574,847)	509,706	1,545,454
Net (loss) gain on investments and impairments	(708,768)	9,513,564	3,964,646
Rental income	773,290	865,898	616,674
Gain on sale of credit card portfolio	—	—	5,235,543
Other operating income	6,335,216	5,551,312	5,662,511

Total non-interest income	10,588,190	20,251,259	20,963,541

Non-interest expenses:
Employees’ compensation and benefits	34,124,921	23,315,132	19,735,549
Occupancy and equipment	12,706,090	10,639,473	9,377,798
Business promotion	3,774,060	4,547,523	3,469,054
Professional fees	7,392,966	1,895,551	734,046
Taxes, other than income taxes	2,555,269	2,269,017	1,948,023
Insurance and supervisory fees	1,701,012	1,063,541	1,076,098
Other operating expenses	9,483,337	9,276,895	6,389,579

Total non-interest expenses	71,737,655	53,007,132	42,730,147

(Loss) Income before income tax	(7,706,743)	21,566,071	93,819,666
Income tax benefit (provision)	11,569,985	3,648,870	(28,390,014)

Net income	$3,863,242	$25,214,941	$65,429,652

Net (loss) income attributable to common stockholders	$(6,205,757)	$15,145,942	$55,360,653

Net (loss) income per common share:
Basic	$(0.08)	$0.19	$0.69

Diluted	$(0.08)	$0.18	$0.67

Dividends declared per common share	$0.07	$0.07	$0.06

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
		March 31,	March 31,
	March 31,	2005	2004
	2006	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$3,863,242	$25,214,941	$65,429,652

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,112,001	3,544,846	3,384,168
Amortization of core deposit intangible	932,041	599,155	599,155
Provision for loan and lease losses	19,375,887	10,954,409	13,200,000
Deferred income tax (benefit ) provision	(28,644,913)	(17,654,943)	13,023,113
Stock-based compensation recognized	4,892,360	—	—
Gain on sale of investments, net	(1,424,484)	(9,513,564)	(3,964,646)
Other-than-temporary impairments on available-for-sale securities	2,133,252	—	—
Unrealized loss (gain) on derivative instruments	64,737,546	42,236,667	(46,036,174)
Net loss (gain) on sale of loans and impairments	677,005	(528,072)	(1,496,515)
Net amortization of premiums and discounts and deferred loan fees and costs	(1,014,516)	277,270	373,385
Amortization of broker placement fees	3,956,091	3,657,340	4,793,527
Net (accretion) amortization of discount and premiums on investment securities	(9,528,614)	(7,957,812)	946,843
Amortization of discount on subordinated notes	—	125,028	114,399
Gain on sale of credit card portfolio	—	—	(5,235,543)
Increase in accrued income tax payable	14,299,995	42,681,184	11,334,443
(Increase) decrease in accrued interest receivable	(46,239)	(10,573,143)	4,365
Increase (decrease) in accrued interest payable	4,500,098	4,458,981	(2,585,944)
(Increase) decrease in other assets	(5,088,301)	(3,290,737)	8,691,571
(Decrease) increase in other liabilities	(3,331,116)	(17,665,290)	1,266,096

Total adjustments	70,538,093	41,351,319	(1,587,757)

Net cash provided by operating activities	74,401,335	66,566,260	63,841,895

Cash flows from investing activities:
Principal collected on loans	892,646,456	742,149,279	521,193,844
Loans originated	(1,336,279,411)	(1,694,615,596)	(1,058,516,779)
Purchase of loans	(58,803,859)	(142,582,255)	(35,204,000)
Proceeds from sale of loans	17,502,647	29,006,204	57,142,731
Proceeds from sale of repossessed assets	10,136,316	9,027,134	8,597,035
Purchase of servicing assets	(147,754)	—	—
Proceeds from sale of available for sale securities	12,670,690	213,065,038	14,965,411
Purchase of securities held to maturity	(144,226,030)	(794,757,906)	(483,924,843)
Purchase of securities available for sale	(11,975,700)	(302,908,003)	(1,543,433)
Principal repayments and maturities of securities held to maturity	203,391,488	685,203,825	320,663,891
Principal repayments of securities available for sale	55,367,989	56,603,556	82,657,286
Additions to premises and equipment	(6,947,568)	(5,303,319)	(3,195,727)
Decrease (increase) in other equity securities	12,096,100	16,250,000	(6,500,000)
Cash paid for net assets acquired in acquisition of business	—	(71,996,013)	—

Net cash used in investing activities	(354,568,636)	(1,260,858,056)	(583,664,584)

Cash flows from financing activities:
Net increase (decrease) in deposits	885,705,546	1,044,702,228	(206,112,778)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(32,216,500)	(118,941,600)	233,121,351
Net FHLB advances (paid) taken	(278,000,000)	(325,000,000)	130,000,000
Net proceeds from issuance of notes payable and other borrowings	—	197,049,120	45,000,000
Dividends paid	(15,875,780)	(15,724,042)	(14,886,224)
Exercise of stock options	19,756,484	181,720	2,160,335

Net cash provided by financing activities	579,369,750	782,267,426	189,282,684

Net increase (decrease) in cash and cash equivalents	299,202,449	(412,024,370)	(330,540,005)
Cash and cash equivalents at beginning of period	1,380,640,086	926,975,163	1,052,107,837

Cash and cash equivalents at end of period	$1,679,842,535	$514,950,793	$721,567,832

Cash and cash equivalents include:
Cash and due from banks	$134,396,167	$125,778,620	$100,528,488
Money market instruments	1,545,446,368	389,172,173	621,039,344

	$1,679,842,535	$514,950,793	$721,567,832

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on borrowings	$181,142,699	$118,870,021	$94,850,477
Income taxes	5,624,000	293,944	19,002

Non-cash investing and financing activities:
Additions to other real estate owned	$1,107,755	$609,963	$1,890,818
Additions to auto repossessions	24,954,864	13,896,138	10,628,778
Capitalization of servicing assets	36,491	304,600	820,600
Mortgage loans securitized and transferred to securities available-for-sale	—	—	51,107,154
The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended
		March 31, 2005	March 31, 2004
	March 31, 2006	(As Restated)	(As Restated)
Preferred Stock	$550,100,000	$550,100,000	$550,100,000

Common Stock outstanding:
Balance at beginning of period	80,875,056	40,389,155	40,027,285
Common stock issued under stock option plan	2,379,000	10,725	184,470

Balance at end of period	83,254,056	40,399,880	40,211,755

Additional Paid-In-Capital:
Balance at beginning of period	—	4,863,299	268,855
Shares issued under stock option plan	17,377,484	170,995	1,975,865
Stock-based compensation recognized	4,892,360	—	—

Balance at end of period	22,269,844	5,034,294	2,244,720

Capital Reserve	—	82,825,000	80,000,000

Legal Surplus	265,844,192	183,019,192	165,709,122

Retained Earnings:
Balance at beginning of period	316,696,971	299,501,016	201,903,993
Net income	3,863,242	25,214,941	65,429,652
Cash dividends declared on common stock	(5,806,781)	(5,655,043)	(4,817,225)
Cash dividends declared on preferred stock	(10,068,999)	(10,068,999)	(10,068,999)

Balance at end of period	304,684,433	308,991,915	252,447,421

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	(15,675,284)	43,635,624	35,812,500
Other comprehensive (loss) income, net of tax	(30,816,013)	(30,627,710)	6,241,745

Balance at end of period	(46,491,297)	13,007,914	42,054,245

Total stockholders’ equity	$1,179,661,228	$1,183,378,195	$1,132,767,263

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended
		March 31,	March 31,
	March 31,	2005	2004
	2006	(As Restated)	(As Restated)
Net income	$3,863,242	$25,214,941	$65,429,652

Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period	(31,795,285)	(21,455,470)	10,973,806
Less: Reclassification adjustments for net loss (gain) and other than temporary impairments included in net income	708,768	(9,513,564)	(3,964,646)
Income tax benefit (expense) related to items of other comprehensive income	270,504	341,324	(767,415)

Other comprehensive (loss) income for the period, net of tax	(30,816,013)	(30,627,710)	6,241,745

Total comprehensive (loss) income	$(26,952,771)	$(5,412,769)	$71,671,397

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     As previously reported, on December 13, 2005 the Corporation concluded that its financial statements for the interim and annual periods from January 1, 2000 through March 31, 2005 should no longer be relied upon and that its consolidated financial statements for some or all of the periods included therein should be restated (the “2004 restatement”). On September 26, 2006, the Corporation filed with the SEC an Amended Annual Report on Form 10-K/A restating its audited financial statements for the years ended December 31, 2004, 2003 and 2002. The following provides a brief description of the principal accounting adjustments included in the 2004 restatement of the Corporation’s consolidated financial statements and the effect of the adjustments on the Corporation’s Consolidated Statements of Financial Condition as of March 31, 2005 and as of March 31, 2004, its Consolidated Statements of Income for the quarters ended March 31, 2005 and 2004 and its Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004. In addition, with the filing of its 2006 Annual Report on Form 10-K, First BanCorp restated its 2005 and 2004 Statements of Cash Flows due to some incorrect classifications. The classification errors related to three main items: 1) the treatment of discounts and the related accretion activity on certain investment securities (mostly “zero coupon securities”), 2) the classification of cash flows from the disposition of repossessed assets, and 3) purchases of zero coupon bonds and agency discount notes amounts presented as part of investing activities (the “2006 restatement”). All financial information for the quarters ended March 31, 2005 and 2004 included in any subsequent notes is presented on a restated basis. A more detailed description of the accounting adjustments made in connection with the 2004 restatement, as well as a background discussion of the 2004 restatement, is included in Note 1 “—Restatement of Previously Issued Financial Statements —” to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s amended 2004 Annual Report on Form 10-K. A more detailed description of the accounting adjustments made in connection with the 2006 restatement, is included in Note 1 “— Restatement of 2005 and 2004 Consolidated Statements of Cash Flows—” to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s 2006 Annual Report on Form 10-K.
     As discussed in more detail below, First BanCorp has separately quantified the impact of various accounting adjustments on its interim unaudited Consolidated Financial Statements.

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of	As of
	March 31,	March 31,
(In thousands)	2005	2004
Cash and due from banks, as previously reported	$22,877	$100,528
Impact of accounting errors and corrections:
Reclassifications	102,902	—

Cash and due from banks, as restated	$125,779	$100,528

Money market investments, as previously reported	$228,443	$595,739
Impact of accounting errors and corrections:
Reclassifications	160,729	25,300

Money market investments, as restated	$389,172	$621,039

Investment securities including FHLB Stock, as previously reported	$5,892,081	$5,038,087
Impact of accounting errors and corrections:
Accounting for investment securities	2,195	163
Recharacterization of pass-through certificates as secured loans	(266,609)	(50,000)
Reclassifications	(160,882)	(25,300)

Investment securities including FHLB stock, as restated	$5,466,785	$4,962,950

Total loans, net of allowance for loan and lease losses, as previously reported	$10,823,960	$7,315,916
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	131	(508)
Accounting for origination fees and costs and premiums and discounts on loans	(2,651)	(1,825)
Recharacterization of pass-through certificates as secured loans	263,269	50,000
Reclassifications	(9,436)	298
Other accounting adjustments	(2,267)	(2,287)

Total loans, net of allowance for loan and lease losses, as restated	$11,073,006	$7,361,594

Total other assets, as previously reported	$416,545	$297,192
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	2,929	(1,285)
Tax impact of accounting adjustments	29,081	(3,270)
Reclassifications	11,809	(1,093)
Valuation of financial instruments	1,200	1,200
Other accounting adjustments	428	613

Total other assets, as restated	$461,992	$293,357

Total assets, as restated	$17,516,734	$13,339,468

Total liabilities, as previously reported	$16,150,021	$12,223,690
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	73,363	(15,457)
Tax impact of accounting adjustments	4,863	519
Reclassifications	105,122	(795)
Other accounting adjustments	(13)	(1,256)

Total liabilities, as restated	$16,333,356	$12,206,701

Stockholders’ equity, as previously reported	$1,233,885	$1,123,772
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(70,694)	12,564
Accounting for investment securities	4,451	1,963
Accounting for origination fees and costs and premiums and discounts on loans	(2,651)	(1,825)
Valuation of financial instruments	1,200	1,200
Tax impact of accounting adjustments	24,218	(3,789)
Impact of accounting adjustments in other comprehensive income	(5,205)	(700)
Other accounting adjustments	(1,826)	(418)

Stockholders’ equity, as restated	$1,183,378	$1,132,767

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended	Quarter Ended
(In thousands, except per share amounts)	March 31, 2005	March 31, 2004
Net interest income, as previously reported	$109,602	$88,183
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(45,424)	39,735
Accounting for investment securities	968	573
Accounting for origination fees and costs and premiums and discounts on loans	(121)	139
Reclassification of late charges, penalty fees on loans and other	40	36
Other accounting adjustments	211	120

Net interest income, as restated	$65,276	$128,786

Provision for loan and lease losses (no adjustment required)	$10,954	$13,200

Non-interest income, as previously reported	$19,618	$20,018
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	1,063	424
Accounting for origination fees and costs and premiums and discounts on loans	(390)	(628)
Reclassification of late charges, penalty fees on loans and other	(40)	(36)
Valuation of financial instruments	—	1,200
Other accounting adjustments	—	(14)

Non-interest income, as restated	$20,251	$20,964

Non-interest expenses, as previously reported	$52,651	$43,158
Impact of accounting errors and corrections:
Accounting for origination fees and costs and premiums and discounts on loans	(290)	(251)
Other accounting adjustments	646	(177)

Non-interest expenses, as restated	$53,007	$42,730

Income tax expense, as previously reported	$(12,182)	$(11,639)
Impact of accounting errors and corrections	15,831	(16,751)

Income tax benefit (expense), as restated	$3,649	$(28,390)

Net income, as restated	$25,215	$65,430

Basic earnings per common share, as previously reported	$0.54	$0.38
Effect of adjustments	(0.35)	0.31

Basic earnings per common share, as restated	$0.19	$0.69

Diluted earnings per common share, as previously reported	$0.52	$0.36
Effect of adjustments	(0.34)	0.31

Diluted earnings per common share, as restated	$0.18	$0.67

          The Corporation classified the accounting practices and related adjustments that were affected by the restatement into the categories described below.
Accounting for Derivative Instruments and Broker Placement Fees. As part of the restatement, the Corporation reviewed its accounting for derivative instruments and concluded that its use of the “short-cut” method of hedge accounting under Statement of Financial Accounting Standard No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” for interest rate swaps that economically hedge mainly brokered certificates of deposit (“CDs”) was not consistent with generally accepted accounting principles in the United States of America (“GAAP”) because the fee received from the swap counterparty at the inception of the relationship caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). In connection with the evaluation of hedge accounting transactions, the Corporation concluded that the short-cut method was also incorrectly used for certain interest rate swaps hedging medium-term notes, certain corporate bonds and certain commercial loan receivables.
          Prior to the restatement, the Corporation recorded, under the short-cut method, the effective portion of the change in fair value of the hedged item as an adjustment to income that offsets the fair value adjustment on the related interest rate swap. Furthermore, prior to the restatement, the broker placement fees were offset with the upfront fees received from the swap counterparties at inception with no separate accounting recognition.
          The adjustments related to the correction of the accounting for derivative instruments and broker placement fees primarily consisted of: (1) eliminating the fair value adjustments previously made to the brokered CDs, medium-term notes and other hedged items; (2) recognizing the fair value of the interest rate swaps at inception, which is the equivalent of the upfront fees received from swap counterparties; (3) recognizing the placement fees paid to the brokers that placed the brokered CDs and medium-term notes as deferred costs required to be amortized over the expected maturities of the related economically hedged items; and (4) correcting the fair value of derivative instruments as of the end of each reporting period.
          The net cumulative effect on the Corporation’s pre-tax income through March 31, 2005 related to the correction of the accounting for derivative instruments and broker placement fees was a decrease of $70.7 million. The following table details the components of the pre-tax income effect from the correction in the accounting for derivative instruments and broker placement fees for the quarters ended March 31, 2005 and 2004:

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
Elimination of fair value adjustments previously made to hedged items	$(53,096)	$39,616
Recognition of interest rate swap up-front fees	5,886	5,220
Broker placement fees amortization	(2,978)	(4,295)
Corrections to derivative instruments valuations	5,827	(382)

Total	$(44,361)	$40,159

Recharacterization of purchases of mortgage loans and pass-through trust certificates as commercial loans secured by mortgage loans. Prior to the restatement, the Corporation had inaccurately recorded as purchases of residential mortgages, commercial mortgage loans and pass-through trust certificates certain mortgage-related transactions with local financial institutions. Certain of these transactions included or likely included recourse provisions, which had not been analyzed as part of the Corporation’s financial reporting process. The Corporation determined that such transactions did not satisfy the “reasonable assurance” standard of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, regarding the isolation of assets in bankruptcy, with the result that they did not qualify as a “true sale” for accounting purposes. The restatement reflects these mortgage-related transactions as commercial loans secured by mortgage loans and pass-through trust certificates. This conclusion resulted in the revised classification of approximately $4.4 billion and $2.4 billion in mortgage-related loans to secured loans to local financial institutions as of March 31, 2005 and 2004, respectively, and $263.3 million and $50.0 million pass-through trust certificates to secured loans to local financial institutions as of March 31, 2005 and 2004, respectively. The recharacterization of the mortgage-related transactions did not impact the Corporation’s retained earnings as of March 31, 2005.
Accounting for Investment Securities. The Corporation historically amortized premiums and discounts related to most of its investment securities into interest income over the life of the related securities using a straight-line method adjusted for prepayment of securities. As part of the restatement, the Corporation concluded that it needed to correct its methodology and adjust its financial statements to reflect the amortization of premiums and discounts into interest income over the terms of the securities using the effective interest method instead of the straight-line method. The cumulative effect of this correction on the Corporation’s pre-tax income through March 31, 2005 was an increase of $4.5 million, of which approximately $1.0 million and $0.6 million relate to the quarters ended March 31, 2005 and 2004, respectively.
          In addition, the Corporation identified other types of investment instruments that had not been recognized in the Consolidated Statement of Financial Condition in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”
Accounting for deferral and recognition of origination fees and costs on loans. As part of the restatement process, the Corporation reviewed the methodology used to measure origination fees and costs associated with its loans origination, in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases,” which establishes the accounting treatment for nonrefundable fees and costs associated with lending, committing to lend or purchasing loans. The Corporation concluded that throughout the restatement period, it did not apply SFAS 91 requirements to one of its consumer loans portfolios. Accordingly, the Corporation concluded that, in order to comply with SFAS 91, it needed to defer and amortize loan origination fees and costs on this portfolio using the interest method. The cumulative effect of this correction on the Corporation’s pre-tax income through March 31, 2005 was a decrease of approximately $2.7 million, of which $0.2 million was recorded as a reduction in pre-tax income for each of the quarters ended March 31, 2005 and 2004.
Valuation of financial instruments. In connection with a loan restructuring, First BanCorp became the holder of warrants. The warrant certificate gives the Corporation the right to purchase common stock from a privately held company at a fixed price. This transaction was not formally evaluated or documented as part of the Corporation’s financial reporting process. As part of the restatement process, the Corporation concluded that this transaction meets the definition of a derivative instrument as stated in SFAS 133. Accordingly, the warrant was marked to market and the valuation recognized in earnings as part of “Other operating income.” The cumulative effect of this correction on the Corporation’s pre-tax income through March 31, 2005 was an increase of $1.2 million, all of which related to the quarter ended March 31, 2004.
Other Accounting Adjustments and Reclassifications. As part of the restatement, the Corporation also made corrections to various other aspects of its Consolidated Financial Statements, including adjustments to the gain on sale of credit card portfolios, accrual of rental expense on lease contracts and income from a loan origination subsidiary. The cumulative effect of all these other adjustments on the Corporation’s pre-tax income through March 31, 2005 was a decrease of $1.8 million, of which approximately $0.4 million was recorded as a reduction of pre-tax income for the quarter ended March 31, 2005 and $0.3 million was recorded as an increase to pre-tax income for the quarter ended March 31, 2004.
          The reclassifications made to conform to GAAP included, among other things, reclassifying late charges and prepayment fees on loans from non-interest income to interest income on loans, and reclassifying dividends on equity securities from non-interest income to interest income on investments. Other reclassifications included reclassifying loans receivable balances within loan categories, reclassifying certain amounts previously reported as repurchase agreements to other borrowings, adjustments to the estimated fair value of assets and liabilities acquired in a business combination, reclassifying cash balances previously reported as a reduction to non-interest-bearing deposits and reclassifying certain short-term investments previously reported as part of the available for sale and held to maturity investment portfolio to money market investments.
Income Taxes. As a result of the corrections reflected in the restatement, the Corporation’s cumulative income tax expense through March 31, 2005 was reduced by approximately $24.2 million, of which $15.8 million was recorded as a reduction to income tax expense for the quarter ended March 31, 2005 and $16.8 million was recorded as an increase to income tax expense for the quarter ended March 31, 2004. The cumulative reduction through March 31, 2005 resulted principally from changes in deferred taxes. See Note 15 for additional details regarding the Corporation’s income taxes.

     The following tables show the impact of all restated adjustments on the previously reported unaudited Consolidated Statements of Financial Condition as of March 31, 2005 and 2004.
FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2005		March 31, 2005
(Dollars in thousands)	(As Previously Reported)	Adjustments	(As Restated)
Assets

Cash and due from banks	$22,877	$102,902	$125,779

Money market instruments	215,143	139,716	354,859
Federal funds sold and securities purchased under agreements to resell	10,000	21,013	31,013
Time deposits with other financial institutions	3,300	—	3,300

Total money market investments	228,443	160,729	389,172

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,358,831	(266,610)	1,092,221
Other investment securities	439,774	(1,117)	438,657

Total investment securities available for sale	1,798,605	(267,727)	1,530,878

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	3,254,133	1,708	3,255,841
Other investment securities	772,910	(160,652)	612,258

Total investment securities held to maturity	4,027,043	(158,944)	3,868,099

Other equity securities	66,433	1,375	67,808

Loans, net of allowance for loan and lease losses	10,797,600	249,046	11,046,646
Loans held for sale, at lower of cost or market	26,360	—	26,360

Total loans, net	10,823,960	249,046	11,073,006

Premises and equipment, net	105,166	(14)	105,152
Other real estate owned	8,299	(42)	8,257
Accrued interest receivable	70,391	(121)	70,270
Due from customers on acceptances	1,178	—	1,178
Other assets	231,511	45,624	277,135

Total assets	$17,383,906	$132,828	$17,516,734

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$641,851	$102,914	$744,765
Interest-bearing deposits	8,605,237	47,775	8,653,012
Federal funds purchased and securities sold under agreements to repurchase	4,299,840	(253,421)	4,046,419
Advances from the Federal Home Loan Bank (FHLB)	1,313,000	—	1,313,000
Notes payable	175,484	2,698	178,182
Other borrowings	231,548	242,217	473,765
Subordinated notes	82,823	(418)	82,405
Bank acceptance outstanding	1,178	—	1,178
Payable for unsettled investment trade	537,535	—	537,535
Accounts payable and other liabilities	261,525	41,570	303,095

Total liabilities	16,150,021	183,335	16,333,356

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	—	550,100
Common stock, $1 par value, authorized 250,000,000 shares; issued 45,320,780 shares	45,321	—	45,321
Less: Treasury Stock (at par value)	(4,921)	—	(4,921)

Common stock outstanding	40,400	—	40,400

Additional paid-in capital	5,034	—	5,034
Capital reserve	82,825	—	82,825
Legal surplus	180,572	2,447	183,019
Retained earnings	356,741	(47,749)	308,992
Accumulated other comprehensive income, net of tax	18,213	(5,205)	13,008

Total stockholders’ equity	1,233,885	(50,507)	1,183,378

Total liabilities and stockholders’ equity	$17,383,906	$132,828	$17,516,734

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2004		March 31, 2004
(Dollars in thousands)	(As Previously Reported)	Adjustments	(As Restated)
Assets

Cash and due from banks	$100,528	$—	$100,528

Money market instruments	582,139	25,300	607,439
Federal funds sold and securities purchased under agreements to resell	13,000	—	13,000
Time deposits with other financial institutions	600	—	600

Total money market investments	595,739	25,300	621,039

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	870,877	(50,000)	820,877
Other investment securities	362,634	(23)	362,611

Total investment securities available for sale	1,233,511	(50,023)	1,183,488

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,926,597	(111)	2,926,486
Other investment securities	825,829	(25,378)	800,451

Total investment securities held to maturity	3,752,426	(25,489)	3,726,937

Other equity securities	52,150	375	52,525

Loans, net of allowance for loan and lease losses	7,314,571	45,678	7,360,249
Loans held for sale, at lower of cost or market	1,345	—	1,345

Total loans, net	7,315,916	45,678	7,361,594

Premises and equipment, net	85,081	—	85,081
Other real estate owned	5,839	—	5,839
Accrued interest receivable	41,595	(63)	41,532
Due from customers on acceptances	300	—	300
Other assets	164,377	(3,772)	160,605

Total assets	$13,347,462	$(7,994)	$13,339,468

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$619,816	$1,028	$620,844
Interest-bearing deposits	5,981,530	(32,322)	5,949,208
Federal funds purchased and securities sold under agreements to repurchase	3,926,672	(54,078)	3,872,594
Advances from the Federal Home Loan Bank (FHLB)	1,043,000	—	1,043,000
Other borrowings	—	45,000	45,000
Subordinated notes	82,819	(939)	81,880
Bank acceptance outstanding	300	—	300
Payable for unsettled investment trade	427,801	—	427,801
Accounts payable and other liabilities	141,752	24,322	166,074

Total liabilities	12,223,690	(16,989)	12,206,701

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	—	550,100
Common stock, $1 par value, authorized 250,000,000 shares; issued 45,132,655 shares	45,133	—	45,133
Less: Treasury Stock (at par value)	(4,921)	—	(4,921)

Common stock outstanding	40,212	—	40,212

Additional paid-in capital	2,245	—	2,245
Capital reserve	80,000	—	80,000
Legal surplus	163,106	2,603	165,709
Retained earnings	245,355	7,092	252,447
Accumulated other comprehensive income, net of tax	42,754	(700)	42,054

Total stockholders’ equity	1,123,772	8,995	1,132,767

Total liabilities and stockholders’ equity	$13,347,462	$(7,994)	$13,339,468

     The following tables show the impact of all restatement adjustments on the previously reported unaudited Consolidated Statements of Income and basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004.
FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)	Quarter Ended
	March 31,		March 31,
	2005		2005
	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans	$148,910	$4,815	$153,725
Investment securities	58,070	(1,285)	56,785
Money market investments	1,867	—	1,867

Total interest income	208,847	3,530	212,377

Interest expense:
Deposits	47,280	46,702	93,982
Federal funds purchased and repurchase agreements	34,559	(184)	34,375
Advances from FHLB	11,425	—	11,425
Notes payable and other borrowings	5,981	1,338	7,319

Total interest expense	99,245	47,856	147,101

Net interest income	109,602	(44,326)	65,276

Provision for loan and lease losses	10,954	—	10,954

Net interest income after provision for loan and lease losses	98,648	(44,326)	54,322

Non-interest income:
Other service charges on loans	2,033	(912)	1,121
Service charges on deposit accounts	2,690	—	2,690
Mortgage banking activities	510	—	510
Net gain on investments and impairments	9,513	—	9,513
Rental income	866	—	866
Other operating income	4,006	1,545	5,551

Total non-interest income	19,618	633	20,251

Non-interest expenses:
Employees’ compensation and benefits	23,605	(290)	23,315
Occupancy and equipment	10,342	297	10,639
Business promotion	4,548	—	4,548
Professional fees	1,647	249	1,896
Taxes, other than income taxes	2,269	—	2,269
Insurance and supervisory fees	1,063	—	1,063
Other operating expenses	9,177	100	9,277

Total non-interest expenses	52,651	356	53,007

Income before income tax	65,615	(44,049)	21,566
Income tax (provision) benefit	(12,182)	15,831	3,649

Net income	$53,433	$(28,218)	$25,215

Net income attributable to common stockholders	$43,364	$(28,218)	$15,146

Net income per common share:
Basic	$0.54	$(0.35)	$0.19

Diluted	$0.52	$(0.34)	$0.18

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)	Quarter Ended
	March 31,		March 31,
	2004		2004
	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans	$103,877	$119	$103,996
Investment securities	45,933	171	46,104
Money market investments	717	—	717

Total interest income	150,527	290	150,817

Interest expense:
Deposits	27,047	(40,427)	(13,380)
Federal funds purchased and repurchase agreements	28,333	(1)	28,332
Advances from FHLB	5,300	—	5,300
Notes payable and other borrowings	1,664	115	1,779

Total interest expense	62,344	(40,313)	22,031

Net interest income	88,183	40,603	128,786

Provision for loan and lease losses	13,200	—	13,200

Net interest income after provision for loan and lease losses	74,983	40,603	115,586

Non-interest income:
Other service charges on loans	2,116	(961)	1,155
Service charges on deposit accounts	2,783	—	2,783
Mortgage banking activities	1,545	—	1,545
Net gain on investments and impairments	3,965	—	3,965
Rental income	617	—	617
Gain on sale of credit card portfolio	5,236	—	5,236
Other operating income	3,756	1,907	5,663

Total non-interest income	20,018	946	20,964

Non-interest expenses:
Employees’ compensation and benefits	19,987	(251)	19,736
Occupancy and equipment	9,383	(5)	9,378
Business promotion	3,469	—	3,469
Professional fees	733	1	734
Taxes, other than income taxes	1,948	—	1,948
Insurance and supervisory fees	1,076	—	1,076
Other operating expenses	6,562	(173)	6,389

Total non-interest expenses	43,158	(428)	42,730

Income before income tax	51,843	41,977	93,820
Income tax provision	(11,639)	(16,751)	(28,390)

Net income	$40,204	$25,226	$65,430

Net income attributable to common stockholders	$30,135	$25,226	$55,361

Net income per common share:
Basic	$0.38	$0.31	$0.69

Diluted	$0.36	$0.31	$0.67

Restatement of 2005 and 2004 Consolidated Statements of Cash Flows
     During the preparation of the 2006 consolidated financial statements, management became aware of some incorrect classifications in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004. The classification errors related to three main items: 1) the treatment of discounts and the related accretion activity on certain investment securities (mostly “zero coupon securities”) purchased by the Corporation which were incorrectly presented as cash flows related to investing activities (“principal repayments and maturities of securities held-to-maturity”), instead of operating activities (“net amortization or accretion of discounts and premiums on investment securities”), 2) the classification of cash flows from the disposition of repossessed assets which was included as part of operating activities (“decrease or increase in other assets”), instead of investing activities (“proceeds from sale of repossessed assets”), and 3) purchases of zero coupon bonds and agency discount notes amounts presented as part of investing activities (“purchases of securities held-to-maturity”) were reported at par amount rather than the actual cash paid for the securities and the discounts on such securities were being presented as investing activities (“principal repayments and maturities of securities held-to-maturity”) rather than being excluded from the Cash Flow Statements.
     The cash flows related to the accretion of discount on certain investment securities have been properly classified as “cash flows from operating activities” and the cash flows from the disposition of repossessed assets have been properly classified as “cash flows from investing activities” in the restated Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004. The amounts presented as purchases, principal repayments and maturities of securities under “cash flows from investing activities” have also been corrected to reflect actual cash outflows and inflows related to zero coupon bonds and discounts notes. In addition, the Corporation has corrected the classification of other items, including items related to the 2004 restatement (see footnotes in table below), and the classification of short-term held-to-maturity investments (less than 90 days) from investments to cash and cash equivalents.
     Also, the Corporation has corrected the classification of cash receipts from sales and repayments as well as cash disbursements in originations of loans classified as held-for-sale on the consolidated statements of cash flows. The Corporation previously reported the cash receipts from sales and repayments as well as cash disbursements in originations of loans classified as held-for-sale that were originally acquired for investment as cash flows of operating activities in the consolidated statements of cash flows. Since these loans were originally acquired by the Corporation for investment purposes, cash receipts from sales and repayments as well as cash disbursements in originations of these loans should be classified as cash flows of investing activities in the consolidated statements of cash flows.

     The following comparative table presents the effects of the aforementioned classification corrections as well as the impact of all restatement adjustments related with the 2004 restatement on the Consolidated Statement of Cash Flows for the quarters ended March 31, 2005 and 2004:

Quarter Ended March 31, (in thousands)	2005			2004
	As Previously		(As	As Previously		(As
	Reported	Adjustments	Restated)	Reported	Adjustments	Restated)
Cash flows from operating activities:
Net income	$53,433	$(28,218)	$25,215	$40,204	$25,226	$65,430

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) provision (1)	(290)	(17,365)	(17,655)	(2,791)	15,814	13,023
Unrealized derivatives loss (gain)(2)	854	41,383	42,237	(381)	(45,655)	(46,036)
Amortization of brokers’ placement fees (2)	—	3,657	3,657	—	4,794	4,794
(Accretion) amortization of premiums and discounts on investment securities (3)	—	(7,958)	(7,958)	—	947	947
Decrease (increase) in other assets (3)	6,284	(9,575)	(3,291)	16,117	(7,425)	8,692
Other adjustments to cash flows from operating activities (4)(5)	(9,540)	33,902	24,362	12,999	3,993	16,992

Total adjustments to reconcile net income to net cash provided by operating activities	(2,692)	44,044	41,352	25,944	(27,532)	(1,588)

Net cash provided by operating activities	50,741	15,826	66,567	66,148	(2,306)	63,842

Cash flows from investing activities:
Proceeds from sale of repossessed assets (3)	—	9,027	9,027	—	8,597	8,597
Purchase of securities held to maturity (3)	(2,393,777)	1,599,019	(794,758)	(1,728,741)	1,244,816	(483,925)
Principal repayments and maturities of securities held to maturity (3)	2,115,712	(1,430,508)	685,204	1,534,593	(1,213,929)	320,664
Other adjustments to cash flows from investing activities (4)(5)	(1,134,695)	(25,636)	(1,160,331)	(427,599)	(1,402)	(429,001)

Net cash used in investing activities	(1,412,760)	151,902	(1,260,858)	(621,747)	38,082	(583,665)

Cash flows from financing activities:
Net increase (decrease) in deposits (2)(6)	956,995	87,707	1,044,702	(203,773)	(2,340)	(206,113)
Other adjustments to cash flows from financing activities (5)	(262,435)	—	(262,435)	395,395	—	395,395

Net cash provided by financing activities	694,560	87,707	782,267	191,622	(2,340)	189,282

Net decrease in cash and cash equivalents	(667,459)	255,435	(412,024)	(363,977)	33,436	(330,541)
Cash and cash equivalents at beginning of period	918,779	8,196	926,975	1,060,244	(8,136)	1,052,108

Cash and cash equivalents at end of period (7)	$251,320	$263,631	$514,951	$696,267	$25,300	$721,567

(1)	Deferred tax effect of items related to the 2004 restatement; refer to explanation of change in Note 1 – Restatement of previously issued financial statements – Income Taxes above.

(2)	Refer to explanation of change in Note 1 – Restatement of previously issued financial statements — Accounting for Derivative Instruments and Broker Placement Fees above.

(3)	Refer to explanation of change in the first paragraph of Restatement of 2005 and 2004 Consolidated Statements of Cash Flows above.

(4)	Refer to explanation of change in the third paragraph of Restatement of 2005 and 2004 Consolidated Statements of Cash Flows above.

(5)	Change resulting from certain not significant 2004 restatement adjustments (refer to Note 1 – Restatement of previously issued financial statements) and the correction of immaterial classification errors.

(6)	Refer to explanation of change in Note 1 – Restatement of previously issued financial statements — Other Accounting Adjustments and Reclassifications above.

(7)	Mostly related with the correction of the classification of short-term held-to-maturity investments (less than 90 days) from investments to cash and cash equivalents.

2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Annual Audited Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2005, included in the Corporation’s 2005 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
          The results of operations for the quarter ended on March 31, 2006, are not necessarily indicative of the results to be expected for the entire year.
          On May 24, 2005, the Corporation’s Board of Directors declared a two-for-one split in the Corporation’s common stock. The record date of the stock split was June 15, 2005, and the distribution date was June 30, 2005. The per share data contained in the Consolidated Financial Statements prior to the quarter ended June 30, 2005 has been adjusted to reflect the two-for-one stock split.
Recently issued accounting pronouncements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This Statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Corporation adopted SFAS 159 effective January 1, 2007. The Corporation decided to early adopt SFAS 159 for the callable brokered CDs and a portion of the callable fixed medium-term notes that were economically hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133 for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in determining to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
          Upon adoption of SFAS 159, the Corporation selected the fair value measurement for approximately 63%, of the brokered CDs portfolio and certain of the medium-term notes portfolio (“designated liabilities”). Interest rate risk on the brokered CDs and medium term notes chosen for the fair value measurement option will continue to be economically hedged through callable interest rate swaps with the same terms and conditions. The cumulative after-tax effect on the opening balance of retained earnings from adopting these standards is an approximate increase of $92.2 million. Under SFAS 159, this one-time credit was not recognized in current earnings. Regulatory capital increased by the positive adjustment to retained earnings, exceeding by higher margins the capital levels required to be classified as well-capitalized and strengthened the Corporation’s regulatory capital ratios.
          With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159 as of January 1, 2007, the Corporation will no longer amortize the basis adjustment. The basis adjustment amortization is the reversal of the change in value of the brokered CDs and medium term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized the basis adjustment and the changes in the value of the brokered CDs and medium term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the brokered CDs and medium term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. The impact of the de-recognition of the basis adjustment and the unamortized placement fees as of January 1, 2007 results in a cumulative after-tax reduction to retained earnings of approximately $23.8 million. This negative charge is included in the total cumulative after-tax increase to retained earnings of $92.2 million that results with the adoption of SFAS 157 and SFAS 159.
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
          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for periods beginning after November 15, 2007. Effective January 1, 2007, the Corporation elected to early adopt this Statement. For further details and for the effect on the Corporation’s financial condition and results of operations upon adoption of SFAS 157 and SFAS 159, refer to the discussion on SFAS 159 above.
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
          In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payment”. This statement is a revision of SFAS 123, “Accounting for Stock- Based Compensation” and it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and its related implementation guidance.
          This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
          SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost.
          The Corporation prospectively applied SFAS123R to its financial statements as of January 1, 2006. Refer to Note 4 to these consolidated financial statements for required disclosures and further information on the impact of the adoption of this accounting pronouncement.
3 — EARNINGS PER COMMON SHARE
The calculations of (loss) earnings per common share for the quarters ended on March 31, 2006, 2005 and 2004 are as follows:

	Quarter Ended
	March 31,
		2005	2004
	2006	(As Restated)	(As Restated)
	(In thousands, except per share data)
Net Income:
Net income	$3,863	$25,215	$65,430
Less : Preferred stock dividend	(10,069)	(10,069)	(10,069)

Net (loss) income available to common stockholders	$(6,206)	$15,146	$55,361

Weighted-Average Shares:
Basic weighted average common shares outstanding	81,556	80,784	80,128
Average potential common shares	—	2,742	2,632

Diluted weighted-average number of common shares outstanding	81,556	83,526	82,760

(Loss) Earnings per common share:
Basic	$(0.08)	$0.19	$0.69

Diluted	$(0.08)	$0.18	$0.67

          Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of March 31, 2006, there were 3,043,410 outstanding stock options that were excluded from the computation of diluted earnings per common share because the Corporation reported a net loss available to common stockholders for such period. All options were included in the computation of outstanding shares for the quarter ended March 31, 2005. For the quarter ended on March 31, 2004, a total of 931,800 stock options were not included in the computation of outstanding shares because they were antidilutive.
4 – STOCK OPTION PLAN
          Since 1997, the Corporation has had a stock option plan covering certain employees. This plan allowed for the granting of up to 8,696,112 purchase options on shares of the Corporation’s common stock to certain employees. According to the plan, the options granted cannot exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option is granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
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
          Prior to the adoption of SFAS 123R on January 1, 2006, the Corporation accounted for stock options under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost was reflected in net income for the quarters ended March 31, 2005 and 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The table below illustrates the effect on net income and earnings per common share if the Corporation had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation granted during the first quarter of 2005 and 2004.
Pro-forma information:

	Quarter ended
	March 31,
	2005	2004
	(As Restated)	(As Restated)
	(In thousands, except per share data)
Net income
As reported	$25,215	$65,430
Deduct: Stock-based employee compensation expense determined under fair value method	6,118	4,963

Pro forma	$19,097	$60,467

Earnings per common share-basic:
As reported	$0.19	$0.69
Pro forma	$0.11	$0.63

Earnings per common share-diluted:
As reported	$0.18	$0.67
Pro forma	$0.11	$0.61
          On January 1, 2006, the Corporation adopted SFAS 123R using the “modified prospective” method. Under this method, and since all previously issued stock options were fully vested at the time of the adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (same as the prospective method). The compensation expense associated with expensing stock options for the quarter ended March 31, 2006 was approximately $4.9 million. All employee stock options granted during 2006 were fully vested at the time of grant.

          The activity of stock options during the first quarter of 2006 is set forth below:

	Quarter Ended
	March 31, 2006
			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining Contractual	Intrinsic Value
	Options	Exercise Price	Term (Years)	(In thousands)
Beginning of period	5,316,410	$13.28
Options granted	1,070,000	12.68
Options exercised	(2,379,000)	8.30
Options expired unexercised	(964,000)	21.95

End of period outstanding and exercisable	3,043,410	$14.21	7.6	$3,329

     The fair value of options granted in 2006, 2005 and 2004, that was estimated using the Black-Scholes option pricing, and the assumptions used follow:

	2006	2005	2004
Weighted Average Stock Price at grant date and exercise price	$12.68	$23.92	$21.45
Stock option estimated fair value	$4.56-$4.60	$6.40-$6.41	$5.30-$5.45
Weighted-average estimated fair value	$4.57	$6.40	$5.33
Expected stock option term (years)	4.22-4.31	4.25 - 4.27	4.08-4.33
Expected volatility	46%	28%	28%
Expected dividend yield	2.2%	1.0%	1.0%
Risk-free interest rate	4.7% - 5.0%	4.2%	3.1%
          The Corporation uses empirical research data to estimate options exercises and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For 2006, the expected volatility is based on the historical implied volatility of the Corporation’s common stock at each grant date. For periods prior to 2006, the expected volatility is based on the historical volatility of the Corporation’s common stock over a 260-working days period. The dividend yield is based on the historical 12-month dividend yield observable at each grant date. The risk-free rate for periods is based on historical zero coupon curves obtained from Bloomberg at the time of grant based on the option expected term.
          The total intrinsic value of options exercised during the first quarter of 2006, 2005 and 2004 was approximately $10.0 million, $0.3 million and $6.4 million, respectively. Cash proceeds from options exercised during the first quarter of 2006, 2005 and 2004 amounted to approximately $19.8 million, $0.2 million and $2.6 million, respectively.

5 – INVESTMENT SECURITIES
   Investment Securities Available for Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale at March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004 were as follows:

	March 31, 2006					December 31, 2005
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government Sponsored Agencies:
Within 1 year	$—	$—	$—	$—	—	$1,000	$—	$—	$1,000	6.00
After 5 to 10 years	398,079	—	17,530	380,549	4.29	392,939	—	4,289	388,650	4.27
After 10 years	7,993	—	131	7,862	6.10	—	—	—	—	—
Puerto Rico Government Obligations:
After 1 to 5 years	4,604	189	—	4,793	6.17	4,594	223	—	4,817	6.17
After 5 to 10 years	15,335	273	778	14,830	4.84	15,271	196	678	14,789	4.84
After 10 years	5,327	113	100	5,340	5.88	5,311	131	42	5,400	5.88

United States and Puerto Rico Government Obligations	431,338	575	18,539	413,374	4.38	419,115	550	5,009	414,656	4.34

Mortgage-backed Securities:
FHLMC certificates:
Within 1 year	3	—	—	3	5.24	2	—	—	2	4.26
After 1 to 5 years	1,568	16	—	1,584	6.40	1,762	30	—	1,792	6.43
After 5 to 10 years	1,179	54	—	1,233	7.82	1,336	82	—	1,418	7.98
After 10 years	6,422	61	222	6,261	5.49	6,839	77	166	6,750	5.55

	9,172	131	222	9,081	5.95	9,939	189	166	9,962	6.03

GNMA certificates:
After 1 to 5 years	857	8	—	865	6.37	939	14	—	953	6.39
After 5 to 10 years	1,068	11	1	1,078	5.10	291	10	—	301	6.64
After 10 years	424,511	619	8,800	416,330	5.23	438,565	1,021	1,959	437,627	5.19

	426,436	638	8,801	418,273	5.24	439,795	1,045	1,959	438,881	5.20

FNMA certificates:
After 1 to 5 years	156	1	—	157	7.41	187	3	—	190	7.55
After 5 to 10 years	157	11	—	168	11.14	124	11	—	135	11.40
After 10 years	996,375	697	22,514	974,558	5.17	1,038,126	1,054	10,031	1,029,149	5.14

	996,688	709	22,514	974,883	5.17	1,038,437	1,068	10,031	1,029,474	5.14

Mortgage pass-through certificates:
After 10 years	391	3	—	394	7.29	400	3	—	403	7.29

Mortgage-backed Securities	1,432,687	1,481	31,537	1,402,631	5.20	1,488,571	2,305	12,156	1,478,720	5.16

Corporate Bonds:
After 1 to 5 years	988	25	—	1,013	7.30	2,483	84	1	2,566	7.75
After 5 to 10 years	—	—	—	—	—	1,912	12	42	1,882	8.09
After 10 years	14,012	335	1,460	12,887	7.56	21,857	909	1,833	20,933	7.44

Corporate bonds	15,000	360	1,460	13,900	7.54	26,252	1,005	1,876	25,381	7.52

Equity securities (without contractual maturity)	27,798	2,770	428	30,140	2.31	29,931	1,131	1,641	29,421	3.70

Total Investment Securities
Available for Sale	$1,906,823	$5,186	$51,964	$1,860,045	4.99	$1,963,869	$4,991	$20,682	$1,948,178	5.00

	March 31, 2005					March 31, 2004
	(As Restated)					(As Restated)
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government Sponsored Agencies:
After 5 to 10 years	$292,297	$—	$3,967	$288,330	4.32	$—	$—	$—	$—	—
Puerto Rico Government Obligations:
After 1 to 5 years	4,530	213	—	4,743	6.17	294	38	—	332	6.62
After 5 to 10 years	12,716	236	767	12,185	4.58	7,003	336	—	7,339	5.79
After 10 years	7,668	435	90	8,013	5.94	8,127	466	—	8,593	5.98

United States and Puerto Rico Government Obligations	317,211	884	4,824	313,271	4.40	15,424	840	—	16,264	5.91

Mortgage-backed Securities:
FHLMC certificates:
After 1 to 5 years	2,305	66	—	2,371	6.39	2,563	158	—	2,721	6.40
After 5 to 10 years	1,968	91	—	2,059	8.08	3,718	284	—	4,002	7.84
After 10 years	2,619	119	—	2,738	6.95	3,473	218	—	3,691	6.87

	6,892	276	—	7,168	7.09	9,754	660	—	10,414	7.12

GNMA certificates:
After 1 to 5 years	1,209	65	—	1,274	6.35	—	—	—	—	—
After 5 to 10 years	424	21	—	445	6.65	2,277	132	—	2,409	6.39
After 10 years	90,212	1,344	—	91,556	5.10	147,925	3,545	—	151,470	4.42

	91,845	1,430	—	93,275	5.12	150,202	3,677	—	153,879	4.45

FNMA certificates:
After 1 to 5 years	135	8	—	143	7.48	58	4	—	62	8.26
After 5 to 10 years	197	16	—	213	8.81	442	41	—	483	8.26
After 10 years	1,019,706	4,283	898	1,023,091	5.10	876,528	21,602	—	898,130	4.87

	1,020,038	4,307	898	1,023,447	5.10	877,028	21,647	—	898,675	4.87

Mortgage pass-through certificates:
After 10 years	453	4	—	457	7.29	676	6	—	682	7.28

Mortgage-backed Securities	1,119,228	6,017	898	1,124,347	5.12	1,037,660	25,990	—	1,063,650	4.83

Corporate Bonds:
Within 1 year	40,000	98	200	39,898	5.16	—	—	—	—	—
After 1 to 5 years	875	1,966	—	2,841	6.30	40,000	900	—	40,900	4.24
After 5 to 10 years	375	911	—	1,286	7.73	3,750	3,400	—	7,150	7.67

Corporate bonds	41,250	2,975	200	44,025	5.21	43,750	4,300	—	48,050	4.53

Equity securities (without contractual maturity)	39,627	11,223	1,615	49,235	1.49	43,218	13,407	1,101	55,524	1.24

Total Investment Securities Available for Sale	$1,517,316	$21,099	$7,537	$1,530,878	4.88	$1,140,052	$44,537	$1,101	$1,183,488	4.70

          Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted average yield on investment securities held for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gains or losses on available for sale securities are presented as part of accumulated other comprehensive income.
          The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004:

	As of March 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$388,411	$17,661	$—	$—	$388,411	$17,661
Puerto Rico Government Obligations	—	—	13,282	878	13,282	878
Mortgage-Backed Securities
FHLMC	—	—	4,244	222	4,244	222
GNMA	394,326	8,801	—	—	394,326	8,801
FNMA	925,747	21,921	18,197	593	943,944	22,514
Corporate Bonds	—	—	4,360	1,460	4,360	1,460
Equity Securities	2,160	428	—	—	2,160	428

	$1,710,644	$48,811	$40,083	$3,153	$1,750,727	$51,964

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$388,650	$4,289	$—	$—	$388,650	$4,289
Puerto Rico Government Obligations	—	—	13,440	720	13,440	720
Mortgage-Backed Securities
FHLMC	4,440	166	—	—	4,440	166
GNMA	369,231	1,959	—	—	369,231	1,959
FNMA	939,197	10,031	—	—	939,197	10,031
Corporate Bonds	8,711	1,876	—	—	8,711	1,876
Equity Securities	16,229	1,641	—	—	16,229	1,641

	$1,726,458	$19,962	$13,440	$720	$1,739,898	$20,682

	As of March 31, 2005
	(As Restated)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$288,330	$3,967	$—	$—	$288,330	$3,967
Puerto Rico Government Obligations	8,459	701	4,844	156	13,303	857
Mortgage-Backed Securities
FNMA	231,436	898	—	—	231,436	898
Corporate Bonds	19,800	200	—	—	19,800	200
Equity Securities	11,755	1,288	489	327	12,244	1,615

	$559,780	$7,054	$5,333	$483	$565,113	$7,537

As of March 31, 2004
(As Restated)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)
Equity Securities	$10,800	$1,054	$79	$47	$10,879	$1,101

          The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and (ii) U.S. Treasury and agencies securities. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. government. Principal and interest on these securities are therefore deemed recoverable. The Corporation’s policy is to review its investment portfolio for possible other-than temporary impairment, at least quarterly. At March 31, 2006, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary. The increase in the net unrealized loss position during the first quarter of 2006 was principally due to increases in interest rates and the corresponding decrease in prices.
          During the first quarter of 2006, the Corporation recorded other-than-temporary impairments of approximately $2.1 million on certain equity securities held in its investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value at the date of the analyses.
          Total proceeds from the sale of securities available for sale during the three-month period ended March 31, 2006 amounted to approximately $12.7 million ( 2005 — $213.1 million ; 2004-$15.0 million). The Corporation realized gross gains of approximately $1.6 million and gross losses of approximately $0.2 million for the first quarter of 2006 (2005 — $9.5 million in gross realized gains; 2004-$4.0 million in gross realized gains and approximately $15,000 in gross realized losses).

Investment Securities Held to Maturity
          The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity at March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004 were as follows:

	March 31, 2006					December 31, 2005
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$145,211	$26	$—	$145,237	4.41	$149,156	$48	$—	$149,204	3.97

Obligations of other U.S. Government Sponsored Agencies:
After 10 years	2,049,727	—	106,462	1,943,265	5.83	2,041,558	—	65,799	1,975,759	5.83
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	7	—	5,007	5.00	5,000	20	—	5,020	5.00
After 5 to 10 years	9,298	497	141	9,654	5.94	—	—	—	—	—
After 10 years	—	—	—	—	—	9,163	502	143	9,522	5.94

United States and Puerto Rico Government obligations	2,209,236	530	106,603	2,103,163	5.74	2,204,877	570	65,942	2,139,505	5.70

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	19,156	—	1,017	18,139	3.68	20,211	—	778	19,433	3.63

FNMA certificates:
After 5 to 10 years	17,287	—	874	16,413	3.79	18,418	—	602	17,816	3.79
After 10 years	1,143,546	—	49,884	1,093,662	4.38	1,195,082	—	35,277	1,159,805	4.32

Mortgage-backed securities	1,179,989	—	51,775	1,128,214	4.36	1,233,711	—	36,657	1,197,054	4.30

Total Investment Securities Held to Maturity	$3,389,225	$530	$158,378	$3,231,377	5.25	$3,438,588	$570	$102,599	$3,336,559	5.20

	March 31, 2005					March 31, 2004
	(As Restated)					(As Restated)
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$—	$—	$—	$—	—	$69,816	$9	$—	$69,825	0.98

Obligations of other U.S. Government Sponsored Agencies:
Due within 1 year	14,913	—	15	14,898	2.83	—	—	—	—	—
After 10 years	2,340,777	121	26,641	2,314,257	5.89	1,740,676	586	9,929	1,731,333	4.90
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	43	—	5,043	5.00	5,000	163	—	5,163	5.00
After 10 years	8,770	791	—	9,561	5.94	4,716	706	—	5,422	6.50

United States and Puerto Rico Government obligations	2,369,460	955	26,656	2,343,759	5.87	1,820,208	1,464	9,929	1,811,743	4.75

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	24,461	—	797	23,664	3.52	33,370	—	316	33,054	3.75
After 10 years	5,003	—	169	4,834	4.88	—	—	—	—	—

GNMA certificates:
After 10 years	1,443	102	—	1,545	7.56	—	—	—	—	—

FNMA certificates:
After 5 to 10 years	22,243	—	560	21,683	3.81	28,228	191	—	28,419	3.86
After 10 years	1,416,584	—	30,933	1,385,651	4.31	1,825,206	13,974	—	1,839,180	4.29

Mortgage-backed securities	1,469,734	102	32,459	1,437,377	4.29	1,886,804	14,165	316	1,900,653	4.27

Corporate Bonds:
Within 1 year	500	—	—	500	5.05	19,925	35	—	19,960	2.64
After 1 to 5 years	2,484	133	—	2,617	7.75	—	—	—	—	—
After 5 to 10 years	3,018	29	—	3,047	7.70	—	—	—	—	—
After 10 years	22,903	80	—	22,983	7.43	—	—	—	—	—

Corporate bonds	28,905	242	—	29,147	7.44	19,925	35	—	19,960	2.64

Total Investment Securities Held to Maturity	$3,868,099	$1,299	$59,115	$3,810,283	5.28	$3,726,937	$15,664	$10,245	$3,732,356	4.50

          Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
          Held to maturity investments as of March 31, 2005 includes a portfolio of approximately $28.9 million in corporate bonds and $6.4 million in mortgage-backed securities which were acquired as part of the purchase of Ponce General Corporation. These portfolios were reclassified to the available for sale category shortly after the acquisition.

          The following tables show the Corporation’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004.

	As of March 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$1,449,824	$62,815	$493,441	$43,647	$1,943,265	$106,462
Puerto Rico Government Obligations	—	—	3,798	141	3,798	141
Mortgage-Backed Securities
FHLMC	2,499	132	15,640	885	18,139	1,017
FNMA	—	—	1,110,075	50,758	1,110,075	50,758

	$1,452,323	$62,947	$1,622,954	$95,431	$3,075,277	$158,378

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$1,585,810	$40,379	$389,949	$25,420	$1,975,759	$65,799
Puerto Rico Government Obligations	3,746	143	—	—	3,746	143
Mortgage-Backed Securities
FHLMC	—	—	19,433	778	19,433	778
FNMA	11,771	339	1,165,849	35,540	1,177,620	35,879

	$1,601,327	$40,861	$1,575,231	$61,738	$3,176,558	$102,599

	As of March 31, 2005
	(As restated)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$874,198	$18,729	$861,380	$7,927	$1,735,578	$26,656
Mortgage-Backed Securities
FHLMC	5,415	185	23,083	781	28,498	966
FNMA	825,181	17,738	582,153	13,755	1,407,334	31,493

	$1,704,794	$36,652	$1,466,616	$22,463	$3,171,410	$59,115

	As of March 31, 2004
	(As restated)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$891,223	$8,371	$86,279	$1,558	$977,502	$9,929
Mortgage- Backed Securities
FHLMC	33,054	316	—	—	33,054	316

	$924,277	$8,687	$86,279	$1,558	$1,010,556	$10,245

          Held-to-maturity securities in an unrealized loss position at March 31, 2006 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. Management believes that the unrealized losses in the held-to-maturity portfolio at March 31, 2006 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary.

6 – OTHER EQUITY SECURITIES
          Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest-rate swaps outstanding. The stock is capital stock issued at $100 par value. Both stock and cash dividends may be received on FHLB stock.
          At March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004, there were investments in FHLB stock with book value of $28.9 million, $40.9 million, $66.4 million and $52.2 million respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
          The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities at March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004 was $1.4 million, $1.4 million, $1.4 million and $0.3 million, respectively.
7 — LOAN PORTFOLIO
          The following is a detail of the loan portfolio:

			March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$2,445,504	$2,245,272	$1,687,769	$1,005,487

Commercial loans:
Construction loans	1,432,255	1,137,118	478,429	358,070
Commercial mortgage loans	1,143,414	1,090,193	944,057	659,874
Commercial loans	2,443,455	2,421,219	2,000,741	1,713,532
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	3,518,540	3,676,314	4,386,696	2,400,267

Commercial loans	8,537,664	8,324,844	7,809,923	5,131,743

Finance leases	306,633	280,571	226,923	172,073

Consumer loans	1,780,371	1,733,569	1,466,232	1,181,303

Loans receivable	13,070,172	12,584,256	11,190,847	7,490,606
Allowance for loan and lease losses	(152,596)	(147,999)	(144,201)	(130,357)

Loans receivable, net	12,917,576	12,436,257	11,046,646	7,360,249
Loans held for sale	73,327	101,673	26,360	1,345

Total loans	$12,990,903	$12,537,930	$11,073,006	$7,361,594

          The Corporation’s primary lending area is Puerto Rico. The Corporation’s Bank subsidiary also lends in the U.S. and British Virgin Islands markets and in the state of Florida (USA). The Corporation has a significant lending concentration of $2.9 billion in one mortgage originator in Puerto Rico at March 31, 2006. The Corporation has outstanding $568.7 million with another mortgage originator in Puerto Rico for total loans granted to mortgage originators amounting to $3.5 billion at March 31, 2006. These commercial loans were secured by individual residential and commercial mortgage loans. The mortgage originators have always paid the loans in accordance with the terms and conditions of the loan agreement.
          Of the total gross loans receivable of $13.1 billion as of March 31, 2006, approximately 82% have credit risk concentration in Puerto Rico, 12% in the state of Florida and 6% in the Virgin Islands.

8 – ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended
	March 31,
		2005
	2006	(As Restated)	2004
	(Dollars in thousands)
Balance at beginning of period	$147,999	$141,036	$126,378
Provision for loan and lease losses	19,376	10,954	13,200
Charge-offs	(16,449)	(10,599)	(10,696)
Recoveries	1,670	1,447	1,475
Other adjustments (1)	—	1,363	—

Balance at end of year	$152,596	$144,201	$130,357

(1)	Represents allowance for loan and lease losses from the acquisition of Ponce General Corporation.
          The allowance for impaired loans is part of the allowance for loan and lease losses. These loans represent loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. At March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004, impaired loans had a related allowance as follows:

	As of	As of	March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
	(Dollars in thousands)
Impaired loans	$40,684	$59,801	$62,451	$68,946

Allowance for impaired loans	$6,059	$9,219	$17,573	$15,273
          Interest income in the amount of approximately $1.2 million, $0.7 million and $0.6 million was recognized on impaired loans for the quarters ended March 31, 2006, 2005 and 2004, respectively.
9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          The Corporation designates a derivative as either a fair value hedge, cash flow hedge or a derivative instrument not designated as a hedge when it enters into the derivative contract. Derivatives utilized by the Corporation include, among others, interest rate swaps, index options, and interest rate cap agreements.
          The Corporation uses derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. The following table summarizes the notional amount of all derivative instruments as of March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004.

	Notional amounts
			As of	As of
	As of	As of	March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$99,320	$109,320	$91,320	$113,165
Received fixed versus pay floating	5,540,529	5,751,128	4,481,858	2,970,078
Embedded written options	13,515	13,515	13,515	—
Purchased options	13,515	13,515	13,515	—
Written interest rate cap agreements	125,200	150,200	25,000	25,000
Purchased interest rate caps	357,841	386,750	471,541	25,000

	$6,149,920	$6,424,428	$5,096,749	$3,133,243

          At March 31, 2006, derivatives not designated or not qualifying for hedge accounting with a positive fair value of $20.2 million (December 31, 2005 — $15.8 million, March 31, 2005 — $19.7 million and March 31, 2004 — $7.7 million) and a negative fair value of $227.2 million (December 31, 2005 — $158.1 million, March 31, 2005 — $121.3 million and March 31, 2004 — $27.0 million) were recorded as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, in the Consolidated Statements of Financial Condition.
          Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional amount and maturity date. The Corporation uses interest rate swaps primarily to economically hedge brokered CDs and medium term notes. At March 31, 2006, these swaps were not qualified by the Corporation for hedge accounting treatment. The majority of the swaps used as economic hedges convert the long-term fixed interest rate payments to a floating rate. The Corporation receives a fixed payment and pays a floating payment based on LIBOR. Also, the Corporation receives a fixed-rate on certain assets (i.e., loans and corporate bonds) and converts the cash flows into a floating rate. Changes in the fair value of these derivatives and the interest payments exchanged are recognized in earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged.

          A summary of the types of swaps used at March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004 follows:

			As of	As of
	As of	As of	March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$99,320	$109,320	$91,320	$113,165
Weighted average receive rate at period end	6.76%	6.41%	4.52%	3.17%
Weighted average pay rate at period end	6.50%	6.60%	6.72%	6.97%
Floating rates range from 187 to 251.5 basis points over 3-month LIBOR

Receive fixed/pay floating:
Notional amount	$5,540,529	$5,751,128	$4,481,858	$2,970,078
Weighted average receive rate at period end	4.96%	4.90%	5.01%	5.20%
Weighted average pay rate at period end	4.79%	4.37%	2.85%	1.15%
Floating rates range from 3.5 under to 19.5 basis points over 3-month LIBOR
          Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (i.e., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.
          Interest rate caps are option-like contracts that require the writer, i.e. the seller, to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate, applied to a notional principal amount.
          To satisfy the needs of its customers, the Corporation may enter into non-hedging transactions. These transactions are structured with the same terms and conditions and the Corporation participates as a buyer in one of the agreements and as the seller in the other agreements.
          In addition, the Corporation enters into certain contracts with embedded derivatives that do not require separate accounting as these are clearly and closely related to the host contract. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

10 – GOODWILL AND OTHER INTANGIBLES
          Goodwill at March 31, 2006 amounted to $28.7 million (December 31, 2005 — $28.7 million, March 31, 2005 — $27.3 million and March 31, 2004 — $0) and resulted primarily from the acquisition of Ponce General Corporation in 2005. No goodwill was written down during 2006, 2005 and 2004.
          At March 31, 2006, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $12.5 million, respectively, recognized as part of Other Assets in the Consolidated Statements of Financial Condition (December 31, 2005 — $41.2 million and $11.6 million, respectively ; March 31, 2005 — $41.2 million and $8.5 million, respectively ; March 31, 2004 — $23.9 million and $6.1 million, respectively). During the quarters ended March 31, 2006, 2005 and 2004, the amortization expense of core deposits amounted to $0.9 million, $0.6 million, and $0.6 million, respectively.
11 — DEPOSITS
          The following table summarizes deposit balances:

			As of	As of
	As of	As of	March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
	(Dollars in thousands)
Non-interest-bearing checking account deposits	$806,469	$811,006	$744,765	$620,844
Saving accounts	1,028,722	1,034,047	1,147,249	782,028
Interest-bearing checking accounts	371,290	375,305	386,827	310,128
Certificates of deposit	1,759,755	1,664,379	1,734,991	1,343,050
Brokered certificates of deposit	9,383,540	8,579,015	5,383,945	3,514,002

	$13,349,776	$12,463,752	$9,397,777	$6,570,052

          The interest expense on deposits includes the valuation to market of interest rate swaps that economically hedge brokered certificates of deposit, the related interest exchanged and the amortization of broker placement fees.
          The following are the components of interest expense on deposits:

	Quarter ended
		March 31,	March 31,
	March 31,	2005	2004
	2006	(As Restated)	(As Restated)
	(Dollars in thousands)
Interest expense on deposits	$117,252	$46,601	$26,549
Amortization of broker placement fees	3,949	3,651	4,794

Interest expense on deposits excluding unrealized loss (gain) on derivatives	121,201	50,252	31,343
Unrealized loss (gain) on derivatives	65,637	43,730	(44,723)

Total interest expense on deposits	$186,838	$93,982	$(13,380)

          Total interest expense on deposits includes interest exchanged on interest rate swaps that economically hedge brokered certificates of deposit that for the quarter ended March 31, 2006 amounted to net interest realized of $3.5 million (2005 – net interest realized of $24.6 million; 2004 – net interest realized of $30.3 million).
          12 – NOTES PAYABLE
          Notes payable consists of:

			March 31,
	March 31,	December 31,	2005	March 31,
	2006	2005	(As Restated)	2004
	(Dollars in Thousands)
Callable fixed rate notes, bearing interest at 6.00%, maturing on October 1, 2024	$149,460	$149,456	$149,445	$—

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% maturing on October 18, 2019	15,248	15,245	15,235	—

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,876	6,752	6,531	—

Series B maturing on May 27, 2011	7,443	7,240	6,971	—

	$179,027	$178,693	$178,182	$—

13 – OTHER BORROWINGS
     Other borrowings consist of:

			March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
		(Dollars in Thousands)
Junior subordinated floating rate debentures due in 2034, interest bearing at a floating rate of 2.75% over 3-month LIBOR (7.67% at March 31, 2006, 7.25% at December 31, 2005 and 5.97% at March 31, 2005)	$102,780	$102,756	$102,683	$—

Junior subordinated floating rate debentures due in 2034, interest bearing at a floating rate of 2.50% over 3-month LIBOR (7.43% at March 31, 2006, 7.00% at December 31, 2005 and 5.62% at March 31, 2005)	128,866	128,866	128,866	—

Loan payable to local financial institution due on April 7, 2005 (2004 -April 30, 2004), interest bearing at 3.10% (2004 -1.34%)	—	—	45,696	45,000

Loan payable to local financial institution due on April 4, 2005, interest bearing at 3.095%	—	—	196,520	—

	$231,646	$231,622	$473,765	$45,000

14 – SUBORDINATED NOTES
     On December 20, 1995, the Corporation issued 7.63% subordinated capital notes in the amount of $100 million maturing on December 20, 2005. The notes were issued at a discount. At March 31, 2006, there was no outstanding balance as the notes payable were paid at their maturity date of December 20, 2005 (carrying value of $82.4 million as of March 31, 2005 and $81.9 million as of March 31, 2004). Interest on the notes was paid semiannually and at maturity. The notes represented unsecured obligations of the Corporation ranking subordinate in right of payment to all existing and future senior debt including the claims of depositors and other general creditors. The notes could not be redeemed prior to their maturity.
15 — INCOME TAXES
     Income tax expense include Puerto Rico and Virgin Islands income taxes as well as applicable federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S. Virgin Islands taxes on its income from sources within this jurisdiction. However, any tax paid, subject to certain conditions and limitations, is creditable against the Corporation’s Puerto Rico tax liability.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%, except that in years 2005 and 2006, an additional transitory tax rate of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved a transitory tax rate of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005. On May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act as amended, such as First Bank Puerto Rico (“First Bank” or the “Bank”), which raised the maximum statutory tax rate to 43.5% for taxable years that commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and doing business through international banking units (“IBEs”) of the Corporation and the Bank and by the Bank’s subsidiary, FirstBank Overseas Corporation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds predetermined percentages of the bank’s total net taxable income; such limitations were 30% of total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of total net taxable income for taxable years commencing thereafter.
     For the quarter ended March 31, 2006, the Corporation recognized an income tax benefit of $11.6 million compared to a tax benefit of $3.7 million and a tax expense of $28.4 million for the same period in 2005 and 2004, respectively. The higher income tax benefit for the first quarter of 2006 as compared to the first quarter of 2005 and 2004 was mainly due to an increase in deferred tax benefits resulting principally from higher unrealized losses on derivative instruments, net of increases in the current tax provision. For the first quarter of 2006, the Corporation recognized a deferred tax benefit of $28.6 million compared to $17.7 million for the same period in 2005 and a deferred tax expense of $13.0 million for the first quarter of 2004.
     The Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax assets will not be realized and thus, established a valuation allowance of $2.9 million as of March 31, 2006. At March 31, 2006, the deferred tax asset, net of the valuation allowance, amounted to approximately $164.3 million compared to $93.1 million at March 31, 2005 and $55.1 million at March 31, 2004. At March 31, 2005 and 2004, based on the Corporation’s analysis and available evidence, the Corporation did not establish a valuation allowance.
16 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. At March 31, 2006, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage

Banking segment also acquires and sells mortgages in the secondary markets. Certain mortgage loans are purchased from other local banks or mortgage brokers. The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment loans funds to the Commercial and Corporate Banking; Mortgage Banking; and Consumer segments to finance their lending activities and borrows from those segments.
     The Consumer segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer segment are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The Other category is mainly composed of insurance, finance leases and other products.
     The accounting policies of the business segments are the same as those described in Note 1 of the Corporation’s financial statements for the year ended December 31, 2005 contained in the annual report of the Corporation on Form 10-K.
     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments (in thousands):

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
For the quarter ended March 31, 2006:
Interest income	$35,324	$49,973	$134,448	$80,956	$27,004	$327,705
Net (charge) credit for transfer of funds	(23,537)	25,071	(89,131)	92,026	(4,429)	—
Interest expense	—	(16,031)	—	(233,517)	(5,338)	(254,886)

Net interest income (loss)	11,787	59,013	45,317	(60,535)	17,237	72,819

Provision for loan and lease losses	(326)	(13,285)	(832)	—	(4,933)	(19,376)
Other (loss) income	(554)	5,836	918	(910)	5,298	10,588
Direct operating expenses	(3,585)	(21,413)	(5,239)	(1,856)	(10,481)	(42,574)

Segment income (loss)	$7,322	$30,151	$40,164	$(63,301)	$7,121	$21,457

Average earnings assets	$2,136,483	$1,936,044	$7,662,139	$6,391,152	$1,078,831	$19,204,649

For the quarter ended March 31, 2005 (As Restated):
Interest income	$22,728	$38,938	$79,516	$58,652	$12,543	$212,377
Net (charge) credit for transfer of funds	(14,195)	16,856	(46,274)	46,205	(2,592)	—
Interest expense	—	(11,004)	—	(136,097)	—	(147,101)

Net interest income	8,533	44,790	33,242	(31,240)	9,951	65,276

Provision for loan and lease losses	(461)	(3,816)	(5,595)	—	(1,082)	(10,954)
Other income	512	4,758	1,283	9,602	4,096	20,251
Direct operating expenses	(3,522)	(17,613)	(3,113)	(1,231)	(5,387)	(30,866)

Segment income (loss)	$5,062	$28,119	$25,817	$(22,869)	$7,578	$43,707

Average earnings assets	$1,342,273	$1,541,563	$6,675,751	$4,878,107	$334,023	$14,771,717

For the quarter ended March 31, 2004 (As Restated):
Interest income	$18,490	$33,011	$41,396	$46,822	$11,098	$150,817
Net (charge) credit for transfer of funds	(11,618)	11,304	(14,173)	16,273	(1,786)	—
Interest expense	—	(9,967)	—	(12,064)	—	(22,031)

Net interest income	6,872	34,348	27,223	51,031	9,312	128,786

Provision for loan and lease losses	(265)	(5,290)	(6,572)	—	(1,073)	(13,200)
Other income	1,576	10,049	1,329	5,214	2,796	20,964
Direct operating expenses	(2,351)	(15,091)	(2,068)	(650)	(4,252)	(24,412)

Segment income	$5,832	$24,016	$19,912	$55,595	$6,783	$112,138

Average earnings assets	$1,016,577	$1,243,618	$4,528,610	$4,667,888	$263,300	$11,719,993

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended
	March 31,
		2005	2004
	2006	(As Restated)	(As Restated)
Net income:
Total income for segments and other	$21,457	$43,707	$112,138
Other operating expenses	(29,164)	(22,141)	(18,318)

(Loss) Income before income taxes	(7,707)	21,566	93,820
Income tax benefit (expense)	11,570	3,649	(28,390)

Total consolidated net income	$3,863	$25,215	$65,430

Average assets:
Total average earning assets for segments	$19,204,649	$14,771,717	$11,719,993
Average non- earning assets	673,872	478,487	369,997

Total consolidated average assets	$19,878,521	$15,250,204	$12,089,990

17. COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell and purchase mortgage loans at fair value. As of March 31, 2006, commitments to extend credit amounted to approximately $1.8 billion and stand by letters of credit amounted to approximately $118.7 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     As of March 31, 2006, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations, except as described below.
     On August 1, 2005, the Audit Committee of the Corporation determined that it should review the background and accounting for certain mortgage-related transactions that the Corporation had entered into with Doral Financial Corporation (“Doral”) and R&G Financial Corporation (“R&G”) between 1999 and 2005 that did not qualify as “true sales” for accounting purposes. The Committee retained the law firms of Clifford Chance U.S. LLP and Martínez Odell & Calabria and forensic accountants FTI Consulting Inc. to assist the Audit Committee in its review. On August 25, 2005, the Corporation announced the receipt of a letter from the SEC in which the SEC indicated that it was conducting an informal inquiry into the Corporation. On October 21, 2005, the Corporation announced that the SEC had issued a formal order of investigation into the accounting for the mortgage–related transactions with Doral and R&G. The Corporation announced on December 13, 2005 that management, with the concurrence of the Board of Directors, determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. The Corporation has fully cooperated with the SEC’s investigation. In August 2006, the Audit Committee completed its review and the Corporation filed the Amended 2004 Form 10-K with the SEC on September 26, 2006, the 2005 Form 10-K on February 9, 2007 and the 2006 Form 10-K on July 9, 2007.

          On August 7, 2007, First BanCorp announced that the SEC approved a final settlement with the Corporation, which resolves the previously disclosed SEC investigation of the Corporation. Under the settlement, the Corporation agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. The Corporation also agreed to pay an $8.5 million civil penalty and the disgorgement of $1 to the SEC. The SEC may request that the civil penalty be subject to distribution pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. The monetary payment will have no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s previously filed audited Consolidated Financial Statements for 2005, the Corporation accrued $8.5 million in 2005 for the potential settlement with the SEC. In connection with the settlement, the Corporation consented to the entry of a final judgment to implement the terms of the agreement. The United States District Court for the Southern District of New York must consent to the entry of the final judgment in order to consummate the settlement.
          Following the announcement of the Audit Committee’s review, the Corporation and certain of its current and former officers and directors were named as defendants in five separate securities class actions filed between October 31, 2005 and December 5, 2005, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. At present, all securities class actions have been consolidated into one case named “In Re: First BanCorp Securities Litigations”. Subsequently, in 2007, the Corporation reached an agreement in principle and signed a memorandum of understanding with the lead plaintiff. The agreement specified a payment of $74.25 million by the Corporation subject to the approval by the United States District Court for the District of Puerto Rico.
          On August 1, 2007, the United States District Court for the District of Puerto Rico issued a “Preliminary Order” approving the stipulation of settlement filed in connection with the proposed settlement of the class action lawsuit brought on behalf of First BanCorp’s shareholders against the Corporation in the amount of $74.25 million.
          The effectiveness of a final order to be issued by the Court is subject to:
•	The payment of $61 million to be deposited by First BanCorp in a settlement fund within fifteen calendar days of the date of issuance of the “Preliminary Order;” and

•	The mailing of a notice to shareholders that describes the general terms of the settlement.
          The court hearing for the final order of approval of the settlement has been set for October 15, 2007. First BanCorp intends to comply with the $61 million payment requirement within the timeframe set forth in the terms of the settlement. The remaining amount of $13,250,000 will be paid before December 31, 2007. The monetary payment will have no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s audited Consolidated Financial Statements, included in the Corporation’s 2005 Annual Report on Form 10-K, the Corporation accrued $74.25 million in 2005 for a possible settlement of the class action.
          The Corporation expects to seek recovery of a total of approximately $14.75 million from its insurance companies and from former executives of the Corporation. Since agreements with the insurance carriers have not been executed, the Corporation cannot provide assurances that the monies from the insurance carriers will be received and consequently, the Corporation has not made accruals for any potential payment from its insurance carriers.
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

18 – FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only at March 31, 2006, December 31, 2005, March 31, 2005 and March 31, 2004 and the results of its operations for the quarters ended on March 31, 2006, 2005 and 2004.

			As of	As of
	As of	As of	March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
		(Dollars in thousands)
Assets

Cash and due from banks	$29,367	$2,772	$22,746	$18,482
Money market instruments	300	300	91,600	56,052
Investment securities available for sale, at market:
Equity investments	30,140	29,421	45,626	55,524
Other equity securities	1,425	1,425	1,375	375
Loans receivable, net	71,767	74,914	90,421	55,370
Investment in FirstBank Puerto Rico, at equity	1,276,837	1,316,380	1,132,837	987,551
Investment in FirstBank Insurance Agency, at equit	2,808	5,953	3,386	3,735
Investment in Ponce General Corporation, at equity	107,271	105,907	101,936	—
Investment in PR Finance, at equity	3,026	3,005	—	—
Accrued interest receivable	328	363	332	25
Investment in FBP Statutory Trust I	3,093	3,093	3,093	—
Investment in FBP Statutory Trust II	3,866	3,866	3,866	—
Other assets	30,744	29,758	1,453	979

Total assets	$1,560,972	$1,577,157	$1,498,671	$1,178,093

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,646	$295,446	$308,740	$45,000
Accounts payable and other liabilities	149,665	83,870	6,553	326

Total liabilities	381,311	379,316	315,293	45,326

Stockholders’ equity	1,179,661	1,197,841	1,183,378	1,132,767

Total liabilities and stockholders’ equity	$1,560,972	$1,577,157	$1,498,671	$1,178,093

		Quarter Ended	Quarter Ended
	Quarter Ended	March 31,	March 31,
	March 31,	2005	2004
	2006	(As Restated)	(As Restated)
		(Dollars in thousands)
Income:
Interest income on investment securities	$178	$80	$151
Interest income on other investments	3	1,119	122
Interest income on loans	1,053	984	65
Dividend from FirstBank Puerto Rico	17,127	16,745	14,910
Dividend from other subsidiaries	4,000	—	—
Other income	124	203	49

	22,485	19,131	15,297

Expense:
Notes payable and other borrowings	4,146	3,536	1
Interest on funding to subsidiaries	742	—	—
(Recovery) provision for loan losses	(71)	—	—
Other operating expenses	1,256	258	194

	6,073	3,794	195

(Loss) gain on investments, net	(1,033)	2,961	3,363

Income before income tax provision and equity in undistributed (loss) earnings of subsidiaries	15,379	18,298	18,465

Income tax benefit (provision)	1,088	(8)	(45)

Equity in undistributed (loss) earnings of subsidiaries	(12,604)	6,925	47,010

Net income	$3,863	$25,215	$65,430

19. SUBSEQUENT EVENTS
Following the close of the first quarter of 2006, a number of events have occurred including:
•	Effective April 1, 2006, the majority of the Corporation’s derivative instruments, which are mainly interest rate swaps, were designated as hedging relationships under SFAS 133. Most of the interest rate swaps were designated under the long-haul method to hedge the changes in fair value of brokered certificates of deposit and medium-term notes. Prospectively, the effective portion of the changes in value of the brokered certificates of deposit and medium-term notes (the “hedge” items) are recorded as an adjustment to income that offsets or partially offsets the fair value adjustment of the related interest rate swaps. Effective January 1, 2007, the Corporation elected to early adopt SFAS 159 for the callable brokered CDs and a portion of the callable medium-term notes that were previously on a hedge accounting relationship with certain interest rate swaps under SFAS 133. Refer to Note 2 for additional information on the adoption of SFAS 159.

•	In May 2006, FirstBank Puerto Rico received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan to that institution. A loss of approximately $10.6 million was recognized during 2006 as a result of this transaction. As part of the Cease and Desist Order imposed on the Corporation by its regulators the Corporation has continued working on the reduction of the Corporation’s exposure to Doral.

•	In February 2007, the Corporation entered into various agreements with R&G relating to prior transactions originally treated as purchases of mortgages and pass-through trust certificates from R&G subsidiaries. First, through a mortgage payment agreement, R&G paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier has outstanding with the Corporation. In addition, the remaining balance of approximately $271 million was re-documented as a secured loan from the Corporation to R&G. Second, R&G and the Corporation amended various agreements involving approximately $218 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes. The agreements enable First BanCorp to fulfill the remaining requirement of the Consent Order signed with banking regulators relating to the mortgage-related transactions with R&G that First BanCorp recharacterized for accounting and legal purposes as commercial loans secured by the mortgage loans and pass-through trust certificates.

•	During the first quarter of 2007, the Corporation announced that it had entered into a definitive agreement to issue approximately 9.250 million shares of its common stock to The Bank of Nova Scotia (“Scotiabank”), through a private placement offering, valuing the stock at $10.25 per share for a total purchase price of approximately $94.8 million. The valuation reflects a premium of approximately 5% over the volume weighted- average closing share price over the 30 trading day period ending January 30, 2007. After the investment, Scotiabank will hold approximately 10% of First BanCorp’s currently outstanding common shares. The original agreement provided that the agreement may be terminated at any time prior to the closing by either the Corporation or Scotiabank if the closing did not occur by July 31, 2007 (the “Termination Date”). The agreement was subsequently amended to change the Termination Date to August 31, 2007. On August 9, 2007, First BanCorp announced the approval by the Federal Reserve Board of the private placement offering with Scotiabank.

•	On August 1, 2007, the United States District Court for the District of Puerto Rico issued a “Preliminary Order” approving the stipulation of settlement filed in connection with the proposed settlement of the class action lawsuit brought on behalf of First BanCorp’s shareholders against the Corporation in the amount of $74.25 million.

The effectiveness of a final order to be issued by the Court is subject to:
     – The payment of $61 million to be deposited by First BanCorp in a settlement fund within fifteen calendar days of the date of issuance of the “Preliminary Order;” and
     – The mailing of a notice to shareholders that describes the general terms of the settlement.
The court hearing for the final order of approval of the settlement has been set for October 15, 2007. First BanCorp intends to comply with the $61 million payment requirement within the timeframe set forth in the terms of the settlement. The remaining amount of $13,250,000 will be paid before December 31, 2007. The monetary payment will have no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s audited Consolidated Financial Statements, included in the Corporation’s 2005 Annual Report on Form 10-K, the Corporation accrued $74.25 million in 2005 for a possible settlement of the class action.

•	On August 7, 2007, First BanCorp announced that the SEC approved a final settlement with the Corporation, which resolves the previously disclosed SEC investigation of the Corporation. Under the settlement, the Corporation agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. The Corporation also agreed to pay an $8.5 million civil penalty and the disgorgement of $1 to the SEC. The SEC may request that the civil penalty be subject to distribution pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. The monetary payment will have no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s previously filed audited Consolidated Financial Statements for 2005, the Corporation accrued $8.5 million in 2005 for the potential settlement with the SEC. In connection with the settlement, the Corporation consented to the entry of a final judgment to implement the terms of the agreement. The United States District Court for the Southern District of New York must consent to the entry of the final judgment in order to consummate the settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Restatement of Previously Issued Financial Statements
          On September 26, 2006, First BanCorp filed with the SEC its amended 2004 Annual Report on Form 10-K/A, which included a restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002 (the “2004 restatement”). This Quarterly Report on Form 10-Q includes financial information for the quarters ended March 31, 2005 and 2004, as restated. The restatement reflects adjustments necessary to correct accounting errors relating to the following:
•	Accounting for derivative instruments and broker placement fees;

•	Recharacterization of purchases of mortgage loans and pass-through trust certificates as commercial loans secured by mortgage loans;

•	Accounting for investment securities;

•	Accounting for deferral and recognition of origination fees and costs on loans; and

•	Other accounting adjustments and reclassifications, including adjustments to the gain on sale of credit card portfolios, accrual for rental expense on lease contracts, valuation of financial instruments and income from a loan origination subsidiary.
          In addition, with the filing of its 2006 Annual Report on Form 10-K, First BanCorp restated its 2005 and 2004 Statements of Cash Flows due to some incorrect classifications. The classification errors related to three main items: 1) the treatment of discounts and the related accretion activity on certain investment securities, 2) the classification of cash flows from the disposition of repossessed assets, and 3) purchases of zero coupon bonds and agency discount notes amounts presented as part of investing activities (the “2006 restatement”).
          The filing of this Quarterly Report on Form 10-Q was delayed because of the time required to complete the 2004 restatement. For more information on the Corporation’s 2004 restatement, refer to Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements—” in the Corporation’s amended 2004 Annual Report on Form 10-K. For more information on the Corporation’s 2006 restatement, refer to Item 8, Financial Statements and Supplementary Data, Note 1 “— Restatement of 2005 and 2004 Consolidated Statements of Cash Flows—” to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s 2006 Annual Report on Form 10-K. For more information on the impact of the 2004 and 2006 restatements on the Corporation’s financial statements for the quarters ended March 31, 2005 and 2004, refer to Note 1 to the accompanying unaudited interim consolidated financial statements contained in this Quarterly Report on Form 10-Q.

SELECTED FINANCIAL DATA
(In thousands except for per share and financial ratios results)

	Quarter ended
	March 31,
	2006	2005	2004
		(As Restated)	(As Restated)
Condensed Income Statements:
Total interest income	$327,705	$212,377	$150,817
Total interest expense	254,886	147,101	22,031
Net interest income	72,819	65,276	128,786
Provision for loan and lease losses	19,376	10,954	13,200
Non-interest income	10,588	20,251	20,964
Non-interest expenses	71,738	53,007	42,730
(Loss) Income before income tax	(7,707)	21,566	93,820
Income tax benefit (provision)	11,570	3,649	(28,390)
Net income	3,863	25,215	65,430
Net (loss) income attributable to common stockholders	(6,206)	15,146	55,361

Per Common Share Results (1):
Net (loss) income per share basic	$(0.08)	$0.19	$0.69
Net (loss) income per share diluted	$(0.08)	$0.18	$0.67
Cash dividends declared	$0.07	$0.07	$0.06
Average shares outstanding	81,556	80,784	80,128
Average shares outstanding diluted	81,556	83,526	82,760
Book value per common share	7.56	7.84	7.24

Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.08	0.66	2.16
Interest Rate Spread	2.66	2.99	2.94
Net Interest Margin	3.11	3.32	3.27
Return on Average Total Equity	1.28	8.42	23.77
Return on Average Common Equity	(3.76)	9.36	40.19
Average Total Equity to Average Total Assets	6.09	7.85	9.11
Dividend payout ratio	(93.57)	37.34	8.70
Efficiency ratio (2)	86.01	61.98	28.53
Asset Quality:
Allowance for loan and lease losses to loans receivable	1.17	1.29	1.74
Net charge-offs annualized to average loans	0.46	0.36	0.51
Provision for loan and lease losses to net charge-offs	1.31	1.20	1.43
Other Information:
Common Stock Price: End of period	$12.36	$21.13	$20.80

			As of	As of
	As of	As of	March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
Balance Sheet Data:
Loans and loans held for sale	$13,143,499	$12,685,929	$11,217,207	$7,491,951
Allowance for loan and lease losses	152,596	147,999	144,201	130,357
Money market and investment securities	6,824,988	6,653,925	5,855,957	5,583,989
Total assets	20,559,745	19,917,651	17,516,734	13,339,468
Deposits	13,349,776	12,463,752	9,397,777	6,570,052
Borrowings	5,440,338	5,750,197	6,093,771	5,042,474
Total common equity	629,561	647,741	633,278	582,667
Total equity	1,179,661	1,197,841	1,183,378	1,132,767

1-	Adjusted to reflect two-for-one stock split effective June 30, 2005.

2-	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring items and changes in the fair value of derivative instruments.

OVERVIEW OF RESULTS OF OPERATIONS
          This discussion and analysis relates to the accompanying consolidated interim unaudited financial statements of First BanCorp (“the Corporation” or “First BanCorp”) and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
          First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly insurance income and service charges and fees on loans and deposits), the result of its hedging activities, gains (losses) on investments, gains (losses) on sale of loans, and income taxes.
          As previously reported, on March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of FirstBank Florida (formerly known as Unibank), a thrift subsidiary, and Ponce Realty. This acquisition will allow First BanCorp to build a larger platform in Florida from which to initiate further expansion into the United States. As of March 31, 2005, excluding the effects of purchase accounting entries, Ponce General had approximately $546.2 million in assets and $439.1 million in deposits. Ponce General assets were mainly comprised of $476.0 million in loans ($425.8 million – commercial and residential mortgage loans; $28.2 million – commercial and construction loans; and $22.1 million – consumer loans). In connection with the purchase, the Corporation paid a cash premium of approximately $36 million that was mainly allocated to core deposit intangibles and goodwill.
          For the quarter ended March 31, 2006, the Corporation’s net income was $3.9 million, compared to $25.2 million and $65.4 million for the quarters ended March 31, 2005 and 2004, respectively. For the quarter ended March 31, 2006, loss per common share amounted to $0.08, compared to diluted earnings per common share of $0.18 and $0.67 for the quarters ended March 31, 2005 and 2004, respectively. Return on average assets and return on average common equity were 0.08% and (3.76)% respectively, for the first quarter of 2006 as compared to 0.66% and 9.36% and 2.16% and 40.19%, for the same quarter of 2005 and 2004, respectively. The Corporation’s financial performance for the first quarter of 2006, as compared to the first quarter of 2005, was principally impacted by: (1) higher unrealized losses in the valuation of derivative instruments, mainly interest rate swaps that economically hedge brokered certificates of deposits (“CDs”), (2) higher other-than-temporary impairment charges related to certain equity securities held in the Corporation’s available for sale portfolio and lower gains on sales of investments, (3) higher non-interest expenses, primarily professional expenses associated with the Audit Committee’s review and the restatement process coupled with share-based compensation expenses recognized according to the provisions of SFAS 123R adopted in 2006, and (4) a higher provision for loan and lease losses.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended March 31, 2006 included the following:
•	For the quarter ended March 31, 2006, the Corporation’s operations resulted in a net income of $3.9 million, compared to $25.2 million and $65.4 million for the quarters ended March 31, 2005 and 2004, respectively. After payment of preferred stock dividends, the Corporation had a net loss attributable to common stockholders of $6.2 million for the first quarter of 2006 compared to a net income attributable to common stockholders of $15.1 million and $55.4 million for the quarters ended March 31, 2005, and 2004, respectively.

•	Loss per common share for the quarter ended March 31, 2006 amounted to $0.08 compared to diluted earnings per common share of $0.18 and $0.67 for the quarters ended March 31, 2005 and 2004, respectively.

•	Net interest income for the quarters ended March 31, 2006, 2005, and 2004 was $72.8 million, $65.3 million, and $128.8 million, respectively. Net interest income was significantly impacted by changes in the valuation of derivatives instruments. For the quarter ended March 31, 2006, the Corporation recorded net unrealized losses of $64.7 million in the valuation of derivative instruments, compared to net unrealized losses of $42.2 million and net unrealized gains of $44.6 million for the same periods in 2005 and 2004, respectively. Refer to the “Net Interest Income” discussion for further details. The figures for the first quarter of 2006 also include the results of Ponce General, acquired in March 31, 2005, which contributed approximately $6.1 million to the consolidated net interest income.

On a tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below), net interest income for the quarters ended March 31, 2006, 2005, and 2004 was $148.4 million, $121.8 million, and $96.5 million, respectively. The increase in net interest income for 2006 was mainly driven by the increase in the average volume of interest-earnings assets of $4.5 billion, or 30%, as compared to the same period a year ago, attributable primarily to the growth in the Corporation’s loan and investment portfolios, in particular the commercial, construction and residential real estate loan portfolios as well as government agency securities, partially offset by a reduction in the net interest margin, which on a tax equivalent basis decreased by 21 basis points due to the flattening of the yield curve and fluctuations in net interest settlements on interest rate swaps. The decrease in the Corporation’s net interest margin on a tax equivalent basis has been particularly significant with respect to the Corporation’s portfolio of investment securities. The interest rate spread on the Corporation’s portfolio of investment securities, (allocating a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds), was approximately 1.32% for the quarter ended March 31, 2006 compared to 2.34% for the quarter ended March 31, 2005. Increases in short-term rates resulted in a change in net interest settlements on interest rate swaps included as part of interest expense. For the quarter ended March 31, 2006, the net interest settlements on such interest rate swaps resulted in a benefit of $3.5 million recognized as a reduction to interest expense, compared to a benefit of $24.6 million for the same period in 2005, as the rates paid by the Corporation under the variable portion of the swaps significantly increase during 2006.

The increase in tax equivalent net interest income for 2005 when compared with 2004 was mainly driven by higher average balance of loans receivable, particularly the residential and commercial loan portfolios, coupled with a slight increase in net interest rate margin.

•	For the quarter ended on March 31, 2006, the Corporation provided $19.4 million for loan and lease losses, as compared to $11.0 million and $13.2 million for the quarters ended March 31, 2005 and 2004, respectively. The increase in the provision during 2006 principally reflects growth in the Corporation’s commercial, construction and consumer loan portfolios coupled with increasing trends in delinquencies and changes to the Corporation’s estimate of probable losses for residential real estate loans. The decrease in the provision during 2005 compared to 2004 was due in part to the stability experienced in non-performing loans and net charge-offs.

•	Non-interest income for the quarter ended March 31, 2006 amounted to approximately $10.6 million as compared to $20.3 million and $21.0 million for the quarters ended March 31, 2005 and 2004, respectively. The decrease in non-interest income during 2006 compared to 2005 was principally due to a reduced volume of sales of investment securities coupled with other-than-temporary impairment charges of approximately $2.1 million on certain equity securities as well as a $1.0 million lower-of-cost-or-market negative valuation adjustment to the Corporation’s loans held for sale portfolio. The decrease was partially offset by increases in insurance income and service charges on deposit accounts and loans. The decrease in non-interest income for 2005 compared to 2004 was principally due to reduced earnings in the Corporation’s mortgage banking activities due to a lower volume of loan sales and to a decrease in other operating income offset in part by an increase in insurance income.

•	For the quarter ended March 31, 2006, non-interest expenses amounted to $71.7 million, compared to $53.0 million and $42.7 million, for the same periods in 2005 and 2004, respectively. The increase in non-interest expenses for 2006 was mainly due to increases in employees’ compensation and benefits (including share-based compensation expense of $4.9 million according to the provisions of SFAS 123R and $1.8 million associated with the operations of Ponce General Corporation), occupancy and equipment, and professional fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal and regulatory matters. The increase in non-interest expenses for 2005 mainly reflects increases in employees’ compensation and benefits, occupancy and equipment, professional fees, and other operating expenses.

•	For the quarter ended March 31, 2006, the Corporation recognized an income tax benefit of $11.6 million compared to a tax benefit of $3.6 million and a tax expense of $28.4 million for quarters ended March 31, 2005 and 2004, respectively. The increase in income tax benefits for the first quarter of 2006 as compared to the first quarter of 2005 was mainly due to an increase in deferred tax benefits mainly as a result of higher unrealized losses on derivative instruments, partially offset by increases in the current tax provision coupled with an increase in non-qualifying IBE income that under current legislation was taxed at regular rates. The income tax benefit for 2005 compared to an income tax expense for 2004 was mainly due to a deferred tax benefit of $17.4 million recognized during the first quarter of 2005 mainly as a result of unrealized losses on derivative instruments.

•	As of March 31, 2006, the Corporation’s total assets amounted to $20.6 billion compared to $19.9 billion as of December 31, 2005. The increase in total assets was principally attributable to increases in the Corporation’s construction and commercial loan portfolios. Total assets as of March 31, 2005 increased by $4.2 billion or 31% over the prior year mainly due to the growth in the Corporation’s loans portfolio coupled with the acquisition of Ponce General Corporation.

•	Total liabilities at March 31, 2006 were $19.4 billion, an increase of $0.7 billion, $3.0 billion, and $7.2 billion as compared to balances as of December 31, 2005, March 31, 2005, and March 31, 2004, respectively. The increase in total liabilities was mainly due to increases in interest-bearing deposits, mainly brokered CDs partially offset by decreases in FHLB advances. During 2005, the Corporation experienced a significant increase in brokered CDs as short-term brokered CDs were issued to fund the Corporation’s growth and to replace advances from the Federal Home Loan Bank.

•	Total loan production for the quarter ended March 31, 2006 was $1.4 billion compared to $1.8 billion and $1.1 billion for the quarters ended March 31, 2005 and 2004, respectively. The decrease in loan production for 2006 was mainly due to the a decrease in commercial loan production, as the Corporation did not extend loans to local financial institutions in 2006, coupled with a decrease in residential mortgage loan production. The decrease in residential mortgage loan production for 2006 compared to 2005 was mainly attributable, among other things, to higher mortgage interest rates, adverse economic conditions in Puerto Rico, and stricter underwriting guidelines.

Critical Accounting Policies and Practices
     The accounting principles of the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States and to general practices within the banking industry. The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) classification and related values of investment securities; 5) valuation of financial instruments; and 6) derivative financial instruments. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently have greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
     The Corporation’s critical accounting policies are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2005 Annual Report on Form 10-K.
     For additional information and further details on the Corporation’s recently adopted accounting pronouncements, refer to Note 2 of the accompanying unaudited interim consolidated financial statements.
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarters ended March 31, 2006, 2005, and 2004 was $72.8 million, $65.3 million, and $128.8 million, respectively. On a tax equivalent basis, excluding the changes in the fair values of derivative instruments, net interest income for the quarters ended March 31, 2006, 2005, and 2004 was $148.4 million, $121.8 million, and $96.5 million, respectively.
     Part I of the following table presents average volumes and rates on a tax equivalent basis and Part II describes the respective extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s interest income and interest expense during the periods indicated. For each category of earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period rates), (ii) changes in rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by the changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.

Part I
Quarter ended March 31,

	Average volume			Interest Income (1) / expense			Average rate (1)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
		(As Restated)	(As Restated)		(As Restated)	(As Restated)		(As Restated)	(As Restated)
	(Dollars in thousands)			Dollars in thousands)
Earning assets:
Money market investments	$959,644	$314,865	$323,849	$9,975	$1,867	$717	4.22%	2.40%	0.89%
Government obligations (2)	2,752,308	1,953,561	1,182,421	42,669	33,953	14,802	6.29%	7.05%	5.02%
Mortgage-backed securities	2,648,290	2,424,750	2,951,294	36,432	35,367	42,590	5.58%	5.92%	5.79%
Corporate bonds	26,417	41,250	77,256	434	251	(5)	6.67%	2.47%	-0.03%
FHLB stock	34,984	74,624	43,544	782	485	156	9.07%	2.64%	1.44%
Equity securities	31,333	34,186	49,771	213	215	151	2.75%	2.55%	1.22%

Total investments (3)	6,452,976	4,843,236	4,628,135	90,505	72,138	58,411	5.69%	6.04%	5.06%

Residential real estate loans	2,427,139	1,353,090	1,020,995	40,301	23,123	18,831	6.73%	6.93%	7.40%
Construction loans	1,299,154	424,099	343,228	26,809	6,484	4,071	8.37%	6.20%	4.76%
Commercial loans	7,138,251	6,635,716	4,479,393	116,386	74,795	39,683	6.61%	4.57%	3.55%
Finance leases	292,304	220,859	164,571	6,712	4,852	4,090	9.31%	8.91%	9.97%
Consumer loans	1,765,586	1,403,896	1,176,516	52,849	42,711	38,120	12.14%	12.34%	13.00%

Total loans (4) (5)	12,922,434	10,037,660	7,184,703	243,057	151,965	104,795	7.63%	6.14%	5.85%

Total earning assets	$19,375,410	$14,880,896	$11,812,838	$333,562	$224,103	$163,206	6.98%	6.11%	5.54%

Interest-bearing liabilities:
Interest-bearing deposits	$11,782,530	$7,643,437	$6,070,035	$121,201	$50,252	$31,343	4.18%	2.67%	2.07%
Other borrowed funds	5,236,363	4,172,627	3,416,953	59,787	40,671	30,111	4.63%	3.95%	3.53%
FHLB advances	373,389	1,468,844	797,885	4,178	11,425	5,300	4.54%	3.15%	2.66%

Total interest-bearing liabilities	$17,392,282	$13,284,908	$10,284,873	$185,166	$102,348	$66,754	4.32%	3.12%	2.60%

Net interest income				$148,396	$121,755	$96,452

Interest rate spread							2.66%	2.99%	2.94%
Net interest margin							3.11%	3.32%	3.27%

(1)	On a tax equivalent basis. he tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1- Puerto Rico statutory tax rate (41.5% for 2006 and 39% for 2005 and 2004)) and adding to it the cost of interest bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized holding gains or losses in investments available-for-sale are excluded from average volumes.

(4)	Average loan balances include the average balance of non-accruing loans, of which interest income is recognized when collected.

(5)	Interest income on loans includes $3.6 million, $2.5 million, and $3.8 million for the first quarter of 2006, 2005, and 2004, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

PART II

For the Quarter Ended March 31,
	2006 compared to 2005 (As Restated)			2005 (As Restated) compared to 2004 (As Restated)
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on earning assets:
Money market investments	$5,928	$2,180	$8,108	$(49)	$1,199	$1,150
Government obligations	13,255	(4,539)	8,716	11,827	7,324	19,151
Mortgage-backed securities	3,204	(2,139)	1,065	(7,889)	666	(7,223)
Corporate bonds	(171)	354	183	—	256	256
FHLB stock	(582)	879	297	152	177	329
Equity Securities	(18)	16	(2)	(75)	139	64

Total investments	21,616	(3,249)	18,367	3,966	9,761	13,727

Residential real estate loans	18,226	(1,048)	17,178	5,813	(1,521)	4,292
Construction loans	17,379	2,946	20,325	1,055	1,358	2,413
Commercial loans	6,031	35,560	41,591	22,013	13,099	35,112
Finance leases	1,631	229	1,860	1,300	(538)	762
Consumer loans	10,997	(859)	10,138	6,957	(2,366)	4,591

Total loans	54,264	36,828	91,092	37,138	10,032	47,170

Total interest income	75,880	33,579	109,459	41,104	19,793	60,897

Interest expense on interest-bearing liabilities:
Deposits	34,736	36,213	70,949	8,967	9,942	18,909
Other borrowed funds	11,430	7,686	19,116	6,878	3,682	10,560
FHLB advances	(10,483)	3,236	(7,247)	5,025	1,100	6,125

Total interest expense	35,683	47,135	82,818	20,870	14,724	35,594

Change in net interest income	$40,197	$(13,556)	$26,641	$20,234	$5,069	$25,303

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (41.5% for 2006, and 39% for all subsidiaries in 2005 and 2004)) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law .
     The exclusion of unrealized gains and losses on derivative instruments (mainly changes in the fair value of interest rate swaps) from the detailed analysis of net interest income provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with swap counterparties.
     The following table reconciles interest income on a tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter ended March 31,
		2005	2004
	2006	(As Restated)	(As Restated)
		(In thousands)
Interest income on interest-earning assets on a tax equivalent basis	$333,562	$224,103	$163,206
Less: tax equivalent adjustments	(10,840)	(14,242)	(12,222)
Plus: net unrealized gains (losses) on derivatives (economic hedges)	4,983	2,516	(167)

Total interest income	$327,705	$212,377	$150,817

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	Quarter ended March 31,
		2005	2004
	2006	(As Restated)	(As Restated)
		(In thousands)
Unrealized gains (losses) on derivatives (economic hedges):
Interest rate caps	$3,320	$1,535	$—
Interest rate swaps on corporate bonds	30	468	127
Interest rate swaps on loans	1,633	513	(294)

Net unrealized gains (losses) on derivatives (economic hedges)	$4,983	$2,516	$(167)

     The following table summarizes the components of interest expense for the quarters ended March 31, 2006, 2005 and 2004. As previously stated, the net interest margin analysis excludes the changes in the fair value of interest rate swaps.

	Quarter ended March 31,
		2005	2004
	2006	(As Restated)	(As Restated)
		(In thousands)
Interest expense on interest-bearing liabilities	$184,716	$123,329	$92,265
Net interest realized on interest rate swaps	(3,506)	(24,638)	(30,305)
Amortization of placement fees on brokered CDs	3,949	3,651	4,794
Amortization of placement fees on medium-term notes	7	6	—

Interest expense excluding unrealized losses (gains) on derivatives (economic hedges)	185,166	102,348	66,754
Net unrealized losses (gains) on derivatives (economic hedges)	69,720	44,753	(44,723)

Total interest expense	$254,886	$147,101	$22,031

     The following table summarizes the components of the unrealized loss (gain) on derivatives (economic hedges), which is included in interest expense:

	Quarter ended March 31,
		2005	2004
	2006	(As Restated)	(As Restated)
		(In thousands)
Unrealized losses (gains) on derivatives (economic hedges):
Interest rate swaps on brokered CDs	$65,637	$43,730	$(44,723)
Interest rate swaps on medium-term notes	4,083	1,023	—

Net unrealized losses (gains) on derivatives (economic hedges)	$69,720	$44,753	$(44,723)

     Interest income on interest-earning assets primarily represents interest earned on loan receivables and investment securities.

     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements and notes payable.
     Net interest incurred or realized on interest rate swaps primarily represents net interest exchanged on pay-float swaps that economically hedge brokered CDs and medium-term notes.
     The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of financial instruments (i.e., brokered CDs).
     Unrealized gains or losses on derivatives (economic hedges) mainly represent changes in the fair value of interest rate swaps that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans and corporate bonds).
     As shown on the tables above, the results of operations for the first quarter of 2006, 2005 and 2004 were significantly impacted by fluctuations in the valuation of interest rate swaps that economically hedge brokered CDs and medium-term notes; the change in the valuation of interest rate swaps recorded as part of interest expense resulted on an unrealized loss of $69.7 million (2005- an unrealized loss of $44.8 million, 2004- an unrealized gain of $44.7 million). The increase in the unrealized loss position for 2006 and 2005 was principally due to increases in short-term interest rates.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to economically hedge brokered CDs and medium-term notes. Refer to the “Risk Management — Derivatives” section below for further detail concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the values of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
2006 compared to 2005. First BanCorp’s net interest income increased by $7.5 million, or 12%, for the quarter ended March 31, 2006 compared to the same period in 2005. The increase in net interest income for the first quarter of 2006 was mainly driven by an increase in the average volume of interest earnings assets of $4.5 billion or 30%, compared to 2005, attributable primarily to the growth in the Corporation’s loan and investment portfolios, in particular construction, residential real estate and commercial loan portfolios as well as government agency securities. In addition to volume increases, higher yields on loans favorably impacted net interest income as a result of higher short-term interest rates experienced during 2006 as compared to 2005. A substantial portion of commercial and construction loans are variable rate loans tied to short-term-rates indexes, mainly LIBOR and Prime rate. These positive factors were partially offset by higher costs of funds, fluctuations in net interest settlements on interest rate swaps, and an increase in unrealized losses in the valuation of interest rate swaps that economically hedge brokered CDs and medium term notes. Increases in short-term rates resulted in a change in net interest settlements on interest rate swaps included as part of interest expense. For the quarter ended March 31, 2006, the net interest settlements on such interest rate swaps resulted in a benefit of $3.5 million recognized as a reduction to interest expense, compared to benefits of $24.6 million for the same period in 2005, as the rates paid under the variable leg of the swaps significantly increased during 2006. Net interest income for the quarters ended March 31, 2006 and 2005 was also impacted by unrealized losses in the valuation of derivative instruments. For the quarter ended March 31, 2006, the Corporation recorded $64.7 million in net unrealized losses in the fair value of derivative instrument, compared to net unrealized losses of $42.2 million for the same period in 2005.

     On a tax equivalent basis, the Corporation’s net interest income, excluding the changes in the fair values of derivative instruments, increased by $26.6 million, or 22%, for the first quarter of 2006 as compared to the same period in 2005. First BanCorp’s net interest spread and margin, on a tax equivalent basis, for the quarter ended March 31, 2006 were 2.66% and 3.11%, respectively, compared to 2.99% and 3.32%, respectively, for the quarter ended March 31, 2005. The decrease in the net interest rate spread and margin during 2006 was due primarily to increases in short-term interest rates coupled with the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is a significant component of the Corporation’s earnings. The decrease in the Corporation’s net interest margin has been particularly significant with respect to the Corporation’s portfolio of investment securities. The interest rate spread on the Corporation’s portfolio of investment securities, (allocating a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds), was approximately 1.32% for the quarter ended March 31, 2006 compared to 2.34% for the quarter ended March 31, 2005. The tax equivalent yield on interest earning assets increased by 87 basis points from 6.11% for the first quarter of 2005 to 6.98% for the same period in 2006, mainly due to the re-pricing of variable rate commercial and construction loans and new commercial and construction loans originated at higher rates. The average rate paid by the Corporation on its interest-bearing liabilities increased by 120 basis points during the first quarter of 2006 when compared to same period in 2005, mainly due to the re-pricing of the Corporation’s interest bearing deposits, principally from the issuance of brokered CDs at higher rates and from net interest incurred on the interest rate swaps that hedge these instruments, and increases in rates paid on FHLB advances, and other borrowed funds tied to 3-month LIBOR.
2005 compared to 2004. First BanCorp’s net interest income decreased by $63.5 million, or 49%, for the quarter ended March 31, 2005 compared to the same period in 2004. The decrease in net interest income for the first quarter of 2005 was mainly driven by changes in the valuation of interest rate swaps that economically hedge brokered CDs and medium-term notes offset in part by growth in the average volume of interest earnings assets of $3.1 billion or 26%, as compared to 2004, attributable primarily to the growth in the Corporation’s loan and investment portfolios, in particular commercial loan and residential real estate loan portfolios as well as government agency securities. For the first quarter of 2005, the change in the valuation of interest rate swaps recorded as part of interest expense resulted in an unrealized loss of $44.8 million, compared to an unrealized gain of $44.7 million for the same period in 2004.
     On a tax equivalent basis, the Corporation’s net interest income, excluding the changes in the fair values of derivative instruments, increased by $25.3 million for the first quarter of 2005 as compared to the same period in 2004. First Bancorp’s net interest spread and margin for the quarter ended March 31, 2005 were 2.99% and 3.32%, respectively, compared to 2.94% and 3.27%, respectively, for the quarter ended March 31, 2004. The slight increase in the net interest rate spread and margin during 2005 was due primarily to the re-pricing of the Corporation’s assets and liabilities coupled with the purchase of agency obligations at higher rates. The tax equivalent yield on interest-earning assets increased by 57 basis points from 5.54% for the first quarter of 2004 to 6.11% for same period in 2005, mainly due to the re-pricing of variable rate commercial and construction loans, new commercial and construction loans originated at higher rates, and the purchase of agency obligations at higher rates. The average rate paid by the Corporation on its interest-bearing liabilities increased by 52 basis points during the first quarter of 2005 when compared to same period in 2004, mainly due to re-pricing of the Corporation’s interest-bearing deposits, principally time deposits, as well as increases in rates paid on FHLB advances and other borrowed funds tied to 3-month LIBOR.

Provision and Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the loan and lease portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, the fair value of the underlying collateral, and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although the Corporation believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, Florida (USA), US Virgin Islands and British Virgin Islands economies may contribute to delinquencies and defaults, thus necessitating additional reserves.
     For the quarter ended on March 31, 2006, the Corporation provided $19.4 million for loan and lease losses, as compared to $11.0 million and $13.2 million for the quarters ended March 31, 2005 and 2004, respectively.
     Refer to the discussions under “Non-accruing and Non-performing assets” and “Credit Risk Management” below for analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
2006 compared to 2005. First BanCorp’s provision for loan and lease losses for the quarter ended March 31, 2006 increased by $8.4 million, or 77%, compared to the same period in 2005. The increase in the provision principally reflects growth in the Corporation’s commercial and consumer portfolios coupled with increasing trends in non-performing loans and charge-offs experienced during 2006 compared to the first quarter of 2005 and stricter underwriting standards. The Corporation’s trends in non-performing loans and net charge offs were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
     The provision for loan and lease losses totaled 131% of net charge-offs for the first quarter of 2006, compared with 120% of net charge-offs for the same period in 2005. Net charge-offs were $14.8 million (or 0.46% of average loans on an annualized basis) for the first quarter of 2006, compared to $9.2 million (or 0.36% of average loans) for the first quarter of 2005. The increase of $5.6 million in net charge-offs for the first quarter of 2006, compared with the same period in 2005, was mainly attributable to higher charge-offs in consumer loans, primarily auto loans, given higher delinquencies during 2006.
2005 compared to 2004. First BanCorp’s provision for loan and lease losses for the quarter ended March 31, 2005 decreased by $2.2 million, or 17%, compared to the same period in 2004. The decrease in the provision during 2005 was due in part to the stability experienced in non-performing loans coupled with the seasoning of the corporate commercial loan portfolio as well as a slight decrease in net charge-offs. The Corporation has not incurred significant losses as a percentage of its commercial loans receivable since it started emphasizing the corporate commercial lending activities in the late 1990s, therefore the provision for inherent losses in this portfolio has decreased.
     The provision for loan and lease losses totaled 120% of net charge-offs for the first quarter of 2005, compared with 143% of net charge-offs for the same period in 2004. Net charge-offs were $9.2 million (or 0.36% of average loans on an annualized basis) for the first quarter of 2005, compared to $9.2 million (or 0.51% of average loans) for the first quarter of 2004. Recoveries made from previously written-off accounts were $1.4 million in the first quarter of 2005, compared to $1.5 million in 2004.
Non-Interest Income

	Quarter ended March 31,
		2005	2004
	2006	(As Restated)	(As Restated)

	(In thousands)
Other service charges on loans	$1,486	$1,121	$1,155
Service charges on deposit accounts	3,277	2,690	2,783
Mortgage banking activities (loss) gain	(575)	510	1,545
Rental income	773	866	617
Insurance income	3,057	2,079	1,486
Other commissions and fees	80	142	292
Other operating income	3,199	3,330	3,885

Non-interest income before net gain on investments, impairment on investments, and gain on sale of credit card portfolio	11,297	10,738	11,763

Net gain on investments	1,424	9,513	3,965
Impairment on investments	(2,133)	—	—

Net (loss) gain on investments	(709)	9,513	3,965

Gain on sale of credit card portfolio	—	—	5,236

Total	$10,588	$20,251	$20,964

     Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; net gains and losses on investments and impairments; and gains and losses on certain derivatives that are designated non-economic hedges (“non-economic derivatives”).
     Other service charges on loans include mainly fees generated on credit card-related activities.
     Service charges on deposit accounts include monthly fees and other fees on deposit accounts.
     Income from mortgage banking activities includes gains on the sales of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio are recorded as part of mortgage banking activities.
     The Corporation’s subsidiary, First Leasing and Rental Corporation, generates income on the rental of various types of motor vehicles.
     Other commissions and fees income is the result of an agreement with a major investment banking firm to participate in bond issues by the Government Development Bank for Puerto Rico, and an agreement with an international brokerage firm doing business in Puerto Rico to offer brokerage services in selected branches of the Corporation.
     Insurance income consists of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the US Virgin Islands, FirstBank Insurance V.I., Inc. These subsidiaries offer a wide variety of insurance business.
     The other operating income category is composed of miscellaneous fees such as debit and credit card interchange fees and check fees. Other operating income also includes unrealized gains and losses on certain non-economic derivatives.

     The net gain (loss) on investments reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as other-than-temporary impairment charges on the Corporation’s investment portfolio.
2006 compared to 2005. First BanCorp’s non-interest income for the quarter ended March 31, 2006 decreased by $9.7 million, or 48%, compared to the same period in 2005. The decrease in non-interest income during 2006 was principally due to lower gains on the sale of investment securities, mainly due to a lower volume of sales, coupled with a $2.1 million other-than-temporary impairment in the Corporation’s investment portfolio related to certain equity securities and a loss in mortgage banking activities associated with lower-of-cost-or-market valuation adjustments to the Corporation’s loans held for sale portfolio. Mortgage banking activities resulted in a loss of $0.6 million for the first quarter of 2006 compared to income of $0.5 million for the same period in 2005. The decrease in 2006 was principally due to a $1.0 million lower-of-cost-or-market negative valuation adjustment to the Corporation’s loans held for sale portfolio as a result of increases in long-term interest rates during the quarter. However, the Corporation experienced increases in insurance income and service charges on deposit accounts. Insurance income for the first quarter of 2006 increased by $1.0 million, or 47%,compared to the same period in 2005. The increase for 2006 was due to an increase in the volume of business through cross selling strategies, marketing efforts and the strategic locations of the Corporation’s insurance offices.
     Service charges on deposit accounts and other service charges on loans for the first quarter of 2006 increased by $0.6 million, or 22%, and $0.4 million, or 33%, respectively, compared to the same period in 2005. The increase for 2006 primarily reflects a larger volume of accounts and transactions during 2006.
2005 compared to 2004. First BanCorp’s non-interest income for the quarter ended March 31, 2005 decreased by $0.7 million, or 3%, compared to the same period in 2004. The decrease in non-interest income during 2005 was principally due to decreases in mortgage banking activities and other operating income partially offset by an increase in insurance income. Also the Corporation recognized a non-recurring gain on sales of credit card portfolios during the first quarter of 2004 resulting from portfolios sold pursuant to a strategic alliance agreement reached with a US financial institution in 2003. The decrease in non-interest income, due to the aforementioned factors, was partially offset by higher gains on sale of investments due to an increased volume of sales during the first quarter of 2005 as compared to the same period in 2004. Income from mortgage banking activities income during the first quarter of 2005 decreased by $1.0 million compared to the same period in 2004. The decrease in income from mortgage banking activities in 2005 primarily reflects a lower volume of sales of mortgage loans in the secondary market.
     Insurance income for first quarter of 2005 increased by $0.6 million or 40% compared to the same period in 2004. The increase for 2005 was due to an increase in the volume of business through cross selling strategies, marketing efforts and the strategic locations of the Corporation’s insurance offices.

Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter ended March 31,
		2005	2004
	2006	(As Restated)	(As Restated)

	(In thousands)
Employees’ compensation and benefits	$34,125	$23,315	$19,736
Occupancy and equipment	12,706	10,639	9,378
Deposit insurance premium	399	269	241
Other taxes, insurance and supervisory fees	3,857	3,063	2,783
Professional fees	7,393	1,896	734
Servicing and processing fees	2,181	1,387	1,014
Business promotion	3,774	4,548	3,469
Communications	2,456	1,977	1,778
Other	4,847	5,913	3,597

Total	$71,738	$53,007	$42,730

     For the quarter ended March 31, 2006, non-interest expenses amounted to $71.7 million, compared to $53.0 million and $42.7 million for the quarters ended March 31, 2005 and 2004, respectively.
2006 compared to 2005. The Corporation’s non-interest expenses for the first quarter of 2006 increased by $18.7 million or 35% compared to the same period in 2005. The increase in non-interest expenses for 2006 was mainly due to increases in employees’ compensation and benefits, occupancy and equipment, and professional fees. The increase in expenses also includes total non-interest expenses of $3.6 million associated with the operations of Ponce General Corporation acquired in March 2005.
     Employees’ compensation and benefits expenses increased during the first quarter of 2006 by $10.8 million or 46% compared to the same period in 2005. Nearly half the increase was associated with the expensing of the fair value of stock options granted to certain employees following the provisions of SFAS 123R. The Corporation recorded $4.9 million during the first quarter of 2006 in stock-based compensation expense. The increase in compensation and benefits expenses was also attributable to increases in the average compensation and related fringe benefits paid to employees and an increase in the headcount for 2006. The increase in headcount was mostly attributable to increases associated with the Corporation’s loan origination and deposit gathering efforts, in particular in FirstBank Puerto Rico, FirstBank Florida, FirstMortgage Inc. (“First Mortgage”), and the Corporation’s small loan company (First Federal Finance), as well as increases in support areas, in particular audit and compliance, credit risk management, finance and accounting, information technology and banking operations.
     Occupancy and equipment expenses increased during the first quarter of 2006 by $2.1 million or 19% compared to the same period in 2005. The increase in occupancy and equipment expenses in 2006 as compared to 2005 is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices. The increase also reflects higher electricity costs and costs associated with Ponce General Corporation operations.
     Professional fees increased during the first quarter of 2006 by $5.5 million compared to the same period in 2005. The increase for 2006 was primarily due to legal, accounting, and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process, and other related legal and regulatory proceedings which increased professional fees by $4.9 million in 2006 compared to 2005.

2005 compared to 2004. The Corporation’s non-interest expenses for the first quarter of 2005 increased by $10.3 million or 24% compared to the same period in 2004. The increase in non-interest expenses mainly reflects increases in compensation and benefits, occupancy and equipment, professional fees, and other operating expenses.
     Employees’ compensation and benefits expenses increased during the first quarter of 2005 by $3.6 million or 18% compared to the same period in 2004. The increase in compensation and benefits expenses was primarily attributable to increases in the average compensation and related fringe benefits paid to employees and an increase in the headcount for 2005. The increase in the headcount was mainly to support the growth in operations, primarily for new products and services, in particular related with the operations of First Mortgage, Inc.
     Occupancy and equipment expenses increased during the first quarter of 2005 by $1.3 million or 13% compared to the same period in 2004. The increase is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices.
     Professional fees increased during the first quarter of 2005 by $1.2 million compared to the same period in 2004. The increase was due to higher expenses related with Sarbanes-Oxley Act compliance.
     The other non-interest expense category increased due to valuations of other real estate owned and increases in sundry losses.
Provision for Income Tax
     Income tax expense include Puerto Rico and Virgin Islands income taxes as well as applicable federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to US Virgin Islands (“VI”) taxes on its income from sources within the VI jurisdiction. Any such tax paid is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%, except that in years 2005 and 2006 an additional transitory tax rate of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved a transitory tax rate of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. The additional tax related to the income earned from January 1 to the date of enactment of the law was recorded in the third quarter of 2005. On May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act, as amended, such as FirstBank, which raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and doing business through international banking units (“IBEs”) of the Corporation and the Bank and by the Bank’s subsidiary FirstBank Overseas Corporation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds predetermined percentages of the bank’s total net taxable income; such limitations were 30% of total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of total net taxable income for taxable years commencing thereafter.
2006 compared to 2005. For the quarter ended March 31, 2006, the Corporation recognized an income tax benefit of $11.6 million compared to $3.6 million for the same quarter of 2005. The increase in income tax benefit for the first quarter of 2006 was mainly due to an increase in deferred tax benefits, that itself was mainly the result of higher unrealized losses on derivative instruments, net of increases in the current tax provision. For the first quarter of 2006, the Corporation recognized a deferred tax benefit of $28.6 million compared to $17.7 million for the same period in 2005.
     The Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax assets will not be realized and thus, established a valuation allowance of $2.9 million as of March 31, 2006. At March 31, 2006, the deferred tax asset, net of the valuation allowance, amounted to approximately $164.3 million compared to $93.1 million at March 31, 2005. At March 31, 2005, based on the Corporation’s analysis and available evidence, the Corporation did not establish a valuation allowance.
     The current provision for income taxes for the first quarter of 2006 amounted to $17.1 million compared to $14.0 million for the first quarter of 2005, an increase of $3.1 million. The increase in the current provision for the first quarter of 2006, when compared to the first quarter of 2005, is attributable to a change in the proportion of exempt and taxable income as a result of increases in taxable income generated from the Corporation’s loan portfolios and decreases in tax exempt income mainly from the Corporation’s investment portfolios and by an increase in non-qualifying of IBEs income that under current legislation were taxed at regular rates. As discussed above, income from IBEs that operate as a unit of a bank that exceed certain thresholds are taxed at regular income tax rates.
2005 compared to 2004. For the quarter ended March 31, 2005, the Corporation recognized an income tax benefit of $3.6 million compared to an expense of $28.4 million for the same period in 2004. The income tax benefit for the first quarter of 2005 was mainly due to a deferred tax benefit of $17.7 million recognized during the first quarter of 2005 as a result of unrealized losses on derivative instruments. In comparison, for the first quarter of 2004, the Corporation recognized a deferred tax expense of $13.0 million mainly as a result of unrealized gains on derivative instruments due to decreases in interest rates.

     FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Loan Production
     First BanCorp relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation supplements its residential mortgage loan originations with wholesale servicing released mortgage loan purchases from small mortgage bankers. The Corporation manages its construction and commercial loan originations through a centralized unit and most of its originations come from existing customers as well as through referrals and direct solicitations. For commercial loan originations, the Corporation also has regional offices to provide services to designated territories. For purposes of the following table, the Corporation separately presented commercial loans to local financial institutions because it believes this approach provides a better representation of the Corporation’s commercial loan production capacity.
     The following table sets the First BanCorp’s loan production for the periods indicated:

	Quarter ended March 31,
		2005	2004
	2006	(As Restated)	(As Restated)
		(In thousands)
Residential real estate	$277,943	$303,776	$151,112
Commercial and Construction	847,853	593,816	321,861
Finance Leases	47,209	33,677	26,867
Consumer	222,078	224,522	158,847

	1,395,083	1,155,791	658,687

Commercial loans to local financial institutions	—	681,407	435,034

Total Loan Production	$1,395,083	$1,837,198	$1,093,721

     Residential Real Estate Loans
     Residential mortgage loan production for the first quarter of 2006 decreased by $25.8 million, compared to the same period in 2005, and increased by $126.8 million, compared to the same period in 2004. The decrease in residential mortgage loan production for 2006 compared to 2005 was mainly attributable to higher rates, deteriorating economic conditions in Puerto Rico and stricter underwriting standards. The Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of the worsening economic conditions in Puerto Rico. The implementation of these standards contributed to the reduction in the Corporation’s mortgage loan originations.
     Residential real estate loans represent 20% of total loans originated and purchased for the first quarter of 2006. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s originations of residential mortgage loans continued to be driven by FirstMortgage, the mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. The Corporation established FirstMortgage as a stand-alone subsidiary in 2003. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group, launched in 2005, focuses on building relationships with realtors by providing resources, office amenities and personnel to them, and to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage multi-channel strategy has proven to be effective in capturing business.

     Commercial and Construction Loans
     For the quarter ended March 31, 2006, total commercial loans originated amounted to $847.9 million, compared to $593.8 million and $321.9 million for the same periods in 2005 and 2004, respectively. The Corporation’s subsidiary bank loan agency in Coral Gables, Florida accounted for a substantial portion of the increase in commercial loans during 2006. Loans originated by the agency for the first quarters of 2006 and 2005 amounted to $294.1 million and $37.5 million, respectively.
     Commercial and construction loan originations come from existing customers as well as through referrals and direct solicitations. The Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. Starting in 2005, the Corporation expanded its distribution network and participation in the commercial loans middle market segment by focusing on customers with financing needs up to $5 million. The Corporation established 4 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. For the first quarter of 2006, consumer loan originations decreased by $2.4 million and increased $63.2 million compared to the same periods in 2005 and 2004, respectively. The Corporation’s consumer loan originations are primarily composed of auto and personal loan originations. Auto loan originations come primarily through referrals from the Corporation’s network of auto dealers. Personal loan originations come primarily through advertising campaigns, walk-in customers and referrals.
     Finance Leases
     During the first quarter of 2006, finance lease originations, which are mostly composed of loans to individuals to finance the acquisition of motor vehicles, increased by $13.5 million and $20.3 million compared to the same periods in 2005 and 2004, respectively.
Assets
     Total assets as of March 31, 2006 amounted to $20.6 billion, an increase of $0.6 billion as compared to total assets as of December 31, 2005. The increase was mainly the result of an increase of approximately $453.0 million in total loans and an increase of approximately $320.7 million in money market instruments, partially offset by a decrease of $149.6 million in the Corporation’s investment portfolio. The decrease in investment securities resulted mainly from prepayments and maturities received from the Corporation’s investment portfolio, principally mortgage-backed securities, and the Corporation’s decision to deleverage its investment portfolio. The deleverage of the investment portfolio was influenced, among other things, by the flat to inverted yield curve.
     On March 31, 2005, the Corporation completed the acquisition of Ponce General, the holding company of First Bank Florida. Total assets acquired amounted to approximately $546.2 million, of which loans amounted to approximately $476.0 million and deposits $439.1 million. The purchase price resulted in a premium of approximately $36 million. The Corporation recognized goodwill of $19 million and core deposit intangibles of $17 million as part of the purchase price allocation.

Loan portfolio
     The composition of the Corporation’s total loan portfolio for the periods indicated is as follows:

			March 31,	March 31,
	March 31,	December 31,	2005	2004
	2006	2005	(As Restated)	(As Restated)
(In thousands)
Residential real estate loans	$2,518,831	$2,346,945	$1,714,129	$1,006,832

Commercial real estate loans	1,143,414	1,090,193	944,057	659,874
Construction loans	1,432,255	1,137,118	478,429	358,070
Commercial loans	2,443,455	2,421,219	2,000,741	1,713,532
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	3,518,540	3,676,314	4,386,696	2,400,267

Total commercial loans	8,537,664	8,324,844	7,809,923	5,131,743

Finance leases	306,633	280,571	226,923	172,073
Consumer and other loans	1,780,371	1,733,569	1,466,232	1,181,303

Total	$13,143,499	$12,685,929	$11,217,207	$7,491,951

     For the first quarter of 2006, the Corporation’s total loans increased by $0.5 billion, $1.9 billion, and $5.7 billion when compared with balances as of December 31, 2005, March 31, 2005 and March 31, 2004, respectively. The increase in the Corporation’s total loans primarily relates to the growth in the Corporation’s loan originations. Refer to the “Loan Production” section of this discussion for further details on the Corporation’s originations by product.
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
     Residential Real Estate Loans
     As of March 31, 2006, the Corporation’s residential real estate loan portfolio increased by $0.2 billion, $0.8 billion and $1.5 billion as compared to balances as of December 31, 2005, March 31, 2005, and March 31, 2004, respectively. The Corporation has diversified its loan portfolio by increasing the concentration of residential real estate loans. The residential real estate loans as a percentage of total loans has increased over time from 13% at March 31, 2004 to 19% at March 31, 2006.
     Commercial and Construction Loans
     As of March 31, 2006, the Corporation’s commercial and construction loans portfolio increased by $0.2 billion, $0.7 billion and $3.4 billion as compared to balances as of December 31, 2005, March 31, 2005, and March 31, 2004, respectively. The Corporation’s strategy focuses on growing its commercial loans portfolio principally through commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     The Corporation had a significant lending concentration of $2.9 billion in one mortgage originator in Puerto Rico, Doral Financial Corporation (“Doral”), at March 31, 2006. The Corporation had outstanding $568.7 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G”), for total loans to mortgage originators amounting to $3.5 billion at March 31, 2006. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. The mortgage originators have always paid the loans in accordance with their terms and conditions. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“Office of the Commissioner”) with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). For additional information concerning events that occurred after the close of the first quarter of 2006 and that are related with loans to local financial institutions, refer to Note 19 – Subsequent Events in the accompanying unaudited interim consolidated financial statements and to the Current Report on Form 8-K First BanCorp filed with the SEC on February 16, 2007.
     During the fourth quarter of 2005, First BanCorp received a partial payment from R&G of $137 million for its secured commercial loans.
     Consumer Loans
     As of March 31, 2006, the Corporation’s consumer loans portfolio increased by $46.8 million, $314.1 million, and $599.1 million as compared to the portfolio balances at December 31, 2005, March 31, 2005, and March 31, 2004, respectively. The increase is mainly driven by increases in the Corporation’s auto loan portfolio. The growth of this portfolio has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the bulk of the Corporation’s auto loan originations.
     The above-mentioned strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation.
     Finance Leases
     As of March 31, 2006, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, increased by $26.1 million, $79.7 million and $134.6 million as compared to portfolio balances as of December 31, 2005, March 31, 2005, and March 31, 2004, respectively. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets. The Corporation’s credit risk exposure for this portfolio is similar to the credit exposure of an auto loan (extended to individuals) portfolio.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available for sale or held-to-maturity. The Corporation’s investment portfolio at March 31, 2006 amounted to $5.3 billion, a decrease of $149.6 million and $187.2 million when compared with the investment portfolio at December 31, 2005 and March 31, 2005, respectively. The decrease in investment securities was due to the Corporation’s decision to deleverage its balance sheet by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities. The deleverage of the investment portfolio was influenced, among other things, by the flat-to-inverted yield curve. As a result, the Corporation decided to repay during the second half of 2006 higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an interest yield lower than the Corporation’s cost of funds.

     The following table presents the carrying value of investments at the indicated dates:

			March 31,	March 31,
	March 31,	December 31,	2005	2004
(In thousands)	2006	2005	(As Restated)	(As Restated)
Money market investments	$1,545,446	$1,224,791	$389,172	$621,039

Investment securities held-to-maturity:
US Government and agencies obligations	2,194,938	2,190,714	2,355,690	1,810,492
PR Government obligations	14,298	14,163	13,770	9,716
Mortgage-backed securities	1,179,989	1,233,711	1,469,734	1,886,804
Corporate Bonds	—	—	28,905	19,925

	3,389,225	3,438,588	3,868,099	3,726,937

Investment securities available-for-sale:
US Government and agencies obligations	388,411	389,650	288,330	—
PR Government obligations	24,963	25,006	24,941	16,264
Mortgage-backed securities	1,402,631	1,478,720	1,124,347	1,063,650
Corporate bonds	13,900	25,381	44,025	48,050
Equity securities	30,140	29,421	49,235	55,524

	1,860,045	1,948,178	1,530,878	1,183,488

Other equity securities	30,272	42,368	67,808	52,525

Total Investments	$6,824,988	$6,653,925	$5,855,957	$5,583,989

     Mortgage-backed securities at the indicated dates consist of:

			March 31,	March 31,
	March 31,	December 31,	2005	2004
(In thousands)	2006	2005	(As Restated)	(As Restated)
Held-to-maturity
FHLMC certificates	$19,156	$20,211	$29,464	$33,370
FNMA certificates	1,160,833	1,213,500	1,438,827	1,853,434
GNMA certificates	—	—	1,443	—

	1,179,989	1,233,711	1,469,734	1,886,804

Available-for-sale
FHLMC certificates	9,081	9,962	7,168	10,414
GNMA certificates	418,273	438,881	93,275	153,879
FNMA certificates	974,883	1,029,474	1,023,447	898,675
Mortgage pass-through certificates	394	403	457	682

	1,402,631	1,478,720	1,124,347	1,063,650

Total mortgage-backed securities	$2,582,620	$2,712,431	$2,594,081	$2,950,454

     The carrying values of investment securities (excluding other equity securities) at March 31, 2006, by contractual maturity (excluding mortgage-backed securities, equity securities and money market investments) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
US Government and agencies obligations
Due within one year	$145,211	4.41
Due after five years through ten years	380,549	4.29
Due after ten years	2,057,589	5.83

	2,583,349	5.52

PR Government obligations
Due after one year through five years	9,793	5.57
Due after five years through ten years	24,128	5.26
Due after ten years	5,340	5.88

	39,261	5.42

Corporate bonds
Due after one year through five years	1,013	7.30
Due after ten years	12,887	7.56

	13,900	7.54

	2,636,510	5.53

Mortgage-backed securities	2,582,620	4.82
Equity securities	30,140	2.31

Total investment securities — available-for-sale and held-to-maturity	$5,249,270	5.16

     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s substantial investments in callable securities. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments, might also affect net interest income. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation.
Sources of Funds
     The Corporation’s principal funding sources are branch-based deposits, retail brokered deposits, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.
     As of March 31, 2006, total liabilities amounted to $19.4 billion, an increase of $0.7 billion, $3.0 billion, and $7.2 billion as compared to balances as of December 31, 2005, March 31, 2005, and March 31, 2004, respectively. The net increase in total liabilities was mainly due to increases in interest-bearing deposits, mainly brokered CDs, partially offset by decreases in FHLB advances. The use of brokered CDs has been particularly important to the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining deposits, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico has been taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is very competitive and liquid and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the

Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities by entering into interest rate swap agreements.
     During 2005, the Corporation’s brokered CDs increased significantly. Significant amounts of short-term brokered CDs were issued to fund the Corporation’s growth and to replace advances from the Federal Home Loan Bank as these matured since the collateral for these funds was under evaluation by the FHLB. During 2005, the FHLB evaluated the eligibility of collateral that secured the commercial loans to local financial institutions and concluded that such collateral was not eligible to secure advances from the FHLB. The rate of the short-term brokered CDs approximated long-term rates given the flat-to-inverted yield curve. As a result, the Corporation decided to repay during the second half of 2006 higher-rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an interest yield lower than the Corporation’s cost of funds.
     CDs with denominations of $100,000 or higher, including brokered CDs, amounted to $10.3 billion at March 31, 2006. At March 31, 2006, brokered CDs amounted to $9.4 billion. Brokered CDs are sold through third-party intermediaries in denominations of $100,000 or less. The following table presents a maturity schedule of brokered CDs at March 31, 2006:

Total
(In thousands)
Three months or less	$1,322,131
Over three months to six months	1,606,934
Over six months to one year	1,754,082
Over one year to five years	852,533
Over five years	3,847,860

Total	$9,383,540

     The Corporation maintains unsecured lines of credit with other banks. At March 31, 2006, the Corporation’s total outstanding lines of credit with these banks amounted to $335.0 million. At March 31, 2006, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral in the amount of $287.9 million.
     The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts, CDs, and brokered CDs. Refer to “Note11 — Deposits” in the accompanying notes to the unaudited interim consolidated financial statements for further details. Total deposits amounted to $13.3 billion at March 31, 2006, as compared to $12.5 billion, $9.4 billion and $6.6 billion at December 31, 2005, March 31, 2005 and 2004, respectively. The increase in total deposits was mainly due to increases in brokered CDs.
     Refer to the “Net Interest Income” discussion above for information about the average balances of interest-bearing deposits and the average interest rate paid on deposits, for the period ended March 31, 2006, 2005 and 2004.
Capital
     The Corporation’s stockholders’ equity amounted to $1.18 billion at March 31, 2006, $1.20 billion at December 31, 2005, $1.18 billion at March 31, 2005 and $1.13 billion at March 31, 2004. Total capital decreased by $18.2 million and $3.7 million compared to amounts at December 31, 2005 and March 31, 2005, respectively. The decrease was primarily due to the low level of earnings recognized during 2006 and the accrual by the Corporation during the fourth quarter of 2005 of approximately $74.25 million for the potential settlement of the class action lawsuits coupled with higher common stock dividends paid during the period.

     On August 1, 2007, the United States District Court for the District of Puerto Rico issued a “Preliminary Order” approving the stipulation of settlement filed in connection with the proposed settlement of the class action lawsuit brought on behalf of First BanCorp’s shareholders against the Corporation in the amount of $74.25 million.
     The effectiveness of a final order to be issued by the Court is subject to:
— The payment of $61 million to be deposited by First BanCorp in a settlement fund within fifteen calendar days of the date of issuance of the “Preliminary Order;” and
— The mailing of a notice to shareholders that describes the general terms of the settlement.
     The court hearing for the final order of approval of the settlement has been set for October 15, 2007. First BanCorp intends to comply with the $61 million payment requirement within the timeframe set forth in the terms of the settlement. The remaining amount of $13,250,000 will be paid before December 31, 2007. The monetary payment will have no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s audited Consolidated Financial Statements, included in the Corporation’s 2005 Annual Report on Form 10-K, the Corporation accrued $74.25 million in 2005 for a possible settlement of the class action.
     On August 7, 2007, First BanCorp announced that the SEC approved a final settlement with the Corporation, which resolves the previously disclosed SEC investigation of the Corporation. Under the settlement, the Corporation agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. The Corporation also agreed to pay an $8.5 million civil penalty and the disgorgement of $1 to the SEC. The SEC may request that the civil penalty be subject to distribution pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. The monetary payment will have no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s previously filed audited Consolidated Financial Statements for 2005, the Corporation accrued $8.5 million in 2005 for the potential settlement with the SEC. In connection with the settlement, the Corporation consented to the entry of a final judgment to implement the terms of the agreement. The United States District Court for the Southern District of New York must consent to the entry of the final judgment in order to consummate the settlement.
     During the first quarter of 2007, the Corporation agreed to issue, subject to regulatory approval, approximately 9.250 million shares of its common stock to The Bank of Nova Scotia (“Scotiabank”), through a private placement offering, valuing the stock at $10.25 per share for a total purchase price of approximately $94.8 million. The valuation reflects a premium of approximately 5% over the volume weighted-average closing share price over the 30 trading-day period that ended January 30, 2007. After the investment, Scotiabank will hold approximately 10% of First BanCorp’s currently outstanding common shares. The original agreement provided that the agreement may be terminated at any time prior to the closing by either the Corporation or Scotiabank if the closing did not occur by July 31, 2007 (the “Termination Date”). The agreement was subsequently amended to change the Termination Date to August 31, 2007. On August 9, 2007, First BanCorp announced the approval by the Federal Reserve Board of the private placement offering with Scotiabank.
     On March 17, 2006, First BanCorp and its banking subsidiary FirstBank Puerto Rico entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner relating to mortgage-related transactions with Doral and R&G. For additional information of these orders, please refer to the Current Report on Form 8-K filed with the SEC on March 20, 2006.

     Effective January 1, 2007, the Corporation early adopted the provision of SFAS 157 and SFAS 159. Refer to Note 2 of the accompanying unaudited consolidated financial statement for additional information. Regulatory capital increased by the positive adjustment to retained earnings recognized as part of the adoption of SFAS 159, exceeding by higher margins the capital levels required to be classified as well-capitalized and strengthening the Corporation’s current regulatory capital ratios.
     As of March 31, 2006, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with the regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp, FirstBank Puerto Rico and FirstBank Florida’s regulatory capital ratios as of March 31, 2006 based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking subsidiaries
			FirstBank	To be well
REGULATORY CAPITAL RATIOS	First Bancorp	FirstBank	Florida	capitalized
Total Capital (Total capital to risk-weighted assets)	10.60%	10.43%	11.19%	10.00%
Tier 1 Capital Ratio (Tier I capital to risk-weighted assets)	9.60%	9.39%	10.85%	6.00%
Leverage Ratio (1)	6.76%	6.59%	7.88%	5.00%

(1)	Tier 1 cap ital to average assets in the case of First BanCorp and First Bank and Tier 1 cap ital to adjusted total assets in the case of First Bank Florida.
Dividends
     During the period ended March 31, 2006 and March 31, 2005, the Corporation declared a quarterly cash dividend of $0.07 per common share representing a 16.7% increase over the quarterly cash dividend of $0.06 per common share declared for the same period in 2004. Total dividends declared per common share for the three-month periods ended on March 31, 2006, 2005 and 2004 amounted to approximately $5.8 million, $5.7 million, and $4.8 million, respectively. Dividends declared on preferred stock amounted to approximately $10.1 million for each of quarters ended on March 31, 2006, 2005, and 2004.
Off-Balance Sheet Arrangements
     In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage the Corporation’s credit, market or liquidity risks, (3) diversify the Corporation’s funding sources and (4) optimize capital.
     As a provider of financial services, the Corporation routinely commits to financial instruments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. At March 31, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.8 billion and $118.7 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

Contractual Obligations and Other Commercial Commitments
     The following table presents a detail of maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, other contractual obligations, commitments to sell loans and commitments to extend credit:

		Contractual Obligations and Commitments
		March 31, 2006
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Certificates of deposit	$11,143,295	$6,092,694	$692,228	$506,712	$3,851,661
Federal funds purchased and securities sold under agreements to repurchase	4,801,666	1,845,706	700,000	580,960	1,675,000
Advances from FHLB	228,000	110,000	39,000	79,000	—
Notes payable	179,027	—	—	—	179,027
Other borrowings	231,646	—	—	—	231,646

Total contractual obligations	$16,583,634	$8,048,400	$1,431,228	$1,166,672	$5,937,334

Commitments to sell mortgage loans	$145,930	$145,930

Standby letters of credit	$118,743	$118,743

Commitments to extend credit:
Lines of credit	$1,091,326	$1,091,326
Letters of credit	59,032	59,032
Commitments to originate loans	659,053	659,053

Total commercial commitments	$1,809,411	$1,809,411

     The Corporation has obligations and commitments to make future payments under contracts, such as outstanding debt securities, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since the end of 2005.
RISK MANAGEMENT
     The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp’s business is subject to eight broad categories of risks: (1) interest rate, (2) market risk, (3) credit risk, (4) liquidity risk, (5) operational risk, (6) legal and compliance risk, (7) reputation risk, and (8) contingency risk. First BanCorp has adopted policies and procedures which have been designed to identify and manage risks to which the Corporation is exposed, specifically those relating to interest rate risk, credit risk, liquidity risk, and operational risk.
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
     These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Corporation over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. There have been no significant changes in the Corporation’s interest rate risk profile since the end of 2005.
Derivatives. First Bancorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control. The following summarizes major strategies, including derivatives activities, used by the Corporation in managing interest rate risk:
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed- and floating-rate interest payment obligations without the exchange of the underlying principal. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable-rates, the interest rate swaps are utilized to convert fixed-rate brokered CDs (liabilities) to a variable-rate to better match the variable-rate nature of these loans.
Interest rate cap agreements – Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements to protect against rising interest rates. Specifically, the interest rate of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. The Corporation utilizes interest rate cap agreements to protect against rising interest rates.
Structured repurchase agreements – The Corporation uses structured repurchase agreements, with embedded call options, to reduce the Corporation’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities, while keeping funding costs low. Another type of structured repurchase agreement includes repurchased agreements with embedded cap corridors; these instruments also provide protection for a rising rate scenario.
     The following table summarizes the notional amount of all derivative instruments as of March 31, 2006, December 31, 2005, March 31, 2005, and March 31, 2004:

	Notional amounts
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	March 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$99,320	$109,320	$91,320	$113,165
Received fixed versus pay floating	5,540,529	5,751,128	4,481,858	2,970,078
Embedded written options	13,515	13,515	13,515	—
Purchased options	13,515	13,515	13,515	—
Written interest rate cap agreements	125,200	150,200	25,000	25,000
Purchased interest rate caps	357,841	386,750	471,541	25,000

	$6,149,920	$6,424,428	$5,096,749	$3,133,243

     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

(In thousands)	Quarter ended March 31, 2006
Fair value of contracts outstanding at the beginning of the period	$(142,347)
Contracts realized or otherwise settled during the period	1,078
Changes in fair value during the period	(65,815)

Fair value of contracts outstanding at March 31, 2006	$(207,084)

     Source of Fair Value

(In thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of March 31, 2006

Prices provided by external sources	$(3,032)	$(4,865)	$(8,888)	$(190,299)	$(207,084)
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

Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represent loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific condition, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of a counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, and quality control. The Corporation also employs proactive collection and loss mitigation efforts.
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
Non-performing Assets and Allowance for Loan and Lease Losses
Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The Corporation establishes the allowance for loan and lease losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan loss experience, current economic conditions, the fair value of the underlying collateral, and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the Puerto Rico, the state of Florida, US VI or British VI economies may contribute to delinquencies and defaults, thus necessitating additional reserves.
     For small, homogeneous loans, including residential mortgage loans, auto loans, consumer loans, finance lease loans, and commercial and construction loans under $1.0 million, the Corporation evaluates a specific allowance based on average historical loss experience for each corresponding type of loans. The methodology of accounting for all probable losses is made in accordance with the guidance provided by Statement of Accounting Standards No. 5, “Accounting for Contingencies.”
     Commercial and construction loans in amounts of over $1.0 million are individually evaluated on a quarterly basis for impairment following the provisions of SFAS No. 114, “Accounting by Creditors of a Loan.” A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent.
     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter Ended
March 31,
2006	2005	2004
(Dollars in thousands)	(As Restated)	(As Restated)
Allowance for loan and lease losses, beginning of period	$147,999	$141,036	$126,378
Provision for loan and lease losses	19,376	10,954	13,200

Loans charged off:
Residential real estate	(213)	(65)	(26)
Commercial and Construction	(1,987)	(1,483)	(1,536)
Finance leases	(694)	(433)	(548)
Consumer	(13,555)	(8,618)	(8,586)
Recoveries	1,670	1,447	1,475

Net charge-offs	(14,779)	(9,152)	(9,221)

Other adjustments	—	1,363	—

Allowance for loan and lease losses, end of period	$152,596	$144,201	$130,357

Allowance for loan and lease losses to period end total loans receivable	1.17%	1.29%	1.74%
Net charge-offs annualized to average loans outstanding during the period	0.46%	0.36%	0.51%
Provision for loan and lease losses to net charge-offs during the period	1.31	x	1.20	x	1.43	x
     The provision for loan and lease losses for the first quarter of 2006 amounted to $19.4 million, compared to $11.0 million and $13.2 million for the corresponding periods in 2005 and 2004, respectively. The increase in this provision for 2006 was mainly due to growth in the Corporation’s loans portfolio, in particular residential real estate, commercial, construction and consumer portfolios, coupled with increasing trends in non-performing loans and charge-offs experienced and changes to the Corporation’s estimate of probable losses for residential real estate loans. The Corporation’s net charge-offs were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is currently in a midst of a recession. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices. The decrease in the provision during 2005 as compared to 2004 was primarily attributable to the seasoning of the commercial loans portfolio, trends in net charge-offs experienced during 2005, and the stability of non-performing loans.
     The provision for loan losses totaled 131% of net charge-offs for the first quarter of 2006, compared with 120% of net charge-offs for the same period in 2005 and 143% for the first quarter of 2004. The increase of $5.6 million in net charge-offs for the first quarter of 2006, compared with same period in 2005, was mainly composed of $4.9 million of higher charge-offs in consumer loans, primarily auto loans, given higher delinquencies during 2006. Auto loans are collateralized by the underlying automobile units. Commercial loans, including construction loans, charged-offs during the first quarter of 2006 amounted to $2.0 million, an increase of $0.5 million when compared to the same period in 2005. The commercial loans portfolio includes the secured loans to local financial institutions; these institutions have always paid the loans in accordance with the terms and conditions. Further, these commercial loans are mainly secured by residential real estate collateral. Due to the trend of increasing home values, losses in the residential mortgage loan portfolio have been minimal; therefore, reserves allocated to the loans to local financial institutions secured by residential mortgages and to the Corporation’s residential real estate portfolios are not significant. Recoveries made from previously written-off accounts were $1.7 million in the first quarter of 2006 compared to $1.4 million in 2005 and $1.5 million in 2004.
Non-accruing and Non-performing Assets
     Total non-performing assets are the sum of non-accruing loans, foreclosed real estate, other repossessed properties and investment securities. Non-accruing loans and investments are loans and investments on which interest is no longer being recognized. When loans and investments fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.
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
     Consumer Loans - Consumer loans are classified in non-accruing status when interest and principal have not been received for a period of 90 days or more.
Other Real Estate Owned (OREO)
     OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell the real estate at the date of acquisition (estimated realizable value).
Other Repossessed Property
     The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.
Investment securities
     This category presents investment securities reclassified to non-accruing status, at their carrying amount.
Past Due Loans
     Past due loans are accruing commercial loans, which are contractually delinquent for 90 days or more. Past due commercial loans are current as to interest but delinquent in the payment of principal.
     The following table presents non-performing assets at the dates indicated:

			March 31,	March 31,
	March 31,	December 31,	2005	2004
(Dollars in thousands)	2006	2005	(As Restated)	(As Restated)
Non-accruing loans:
Residential real estate	$65,788	$54,777	$34,447	$26,275
Commercial, commercial real estate and construction	61,599	35,814	29,794	40,168
Finance leases	4,519	3,272	2,458	3,185
Consumer	40,379	40,459	22,219	16,025

	172,285	134,322	88,918	85,653

Other real estate owned	4,825	5,019	8,257	5,839
Other repossessed property	11,987	9,631	7,287	5,914
Investment securities	—	—	—	3,750

Total non-performing assets	$189,097	$148,972	$104,462	$101,156

Past due loans	$31,748	$27,501	$31,237	$22,515
Non-performing assets to total assets	0.92%	0.75%	0.60%	0.76%
Non-accruing loans to total loans receivable	1.32%	1.06%	0.79%	1.14%
Allowance for loan and lease losses	$152,596	$147,999	$144,201	$130,357
Allowance to total non-accruing loans	89%	110%	162%	152%
Allowance to total non-accruing loans, excluding residential real estate loans	143%	186%	265%	220%
          Due to deteriorating economic conditions in Puerto Rico, increased delinquencies, and overall growth of the Corporation’s loan portfolio, First BanCorp increased its allowance for loan losses from $130.4 million as of March 31, 2004 to $152.6 million as of March 31, 2006.
          As a result of the increase in delinquencies, the Corporation’s non-accruing loans to total loans receivable ratio has increased over time from 1.14% at March 31, 2004 to 1.32% at March 31, 2006. The increase was mainly due to increases in non-accruing loans in the residential real estate and commercial real estate portfolios. Historically, the Corporation has experienced the lowest rates of losses for its portfolio of residential real estate loans. As a consequence, the provision and allowance for loan and lease losses did not increase proportionately with the increase in non-accruing loans. As of March 31, 2006, the Corporation’s ratio of the allowance for loan and lease losses to non-accruing loans decreased by 63 basis points from 152% as of March 31, 2004 to 89%. Excluding residential real estate loans, the ratio of the allowance for loan and lease losses to non-performing loans decreased by 77 basis points from 220% at March 31, 2004 to 143% at March 31, 2006.
          The increase in consumer non-accruing loans mainly relates to increases in the Corporation’s auto and personal unsecured portfolios.
Liquidity Risk Management
          Liquidity refers to the level of cash and eligible investments to meet loan and investment commitments, potential deposit outflows and debt repayments. MIALCO, using measures of liquidity developed by management, which involves the use of several assumptions, reviews the Corporation’s liquidity position on a weekly basis.
          The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance as it protects the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB as well as other unsecured lines established with financial institutions. MIALCO reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold auto and mortgage loans as supplementary sources of funding. Additional funding is provided by the sale of commercial paper as well as long-term funding through the issuance of notes and long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration. The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.
          A large portion of the Corporation’s funding is retail brokered CDs issued by the banking subsidiaries. In the event that the Corporation’s bank subsidiaries are not well-capitalized institutions, they might not be able to replace this source of funding. The banking subsidiaries currently comply with the minimum requirements ratios for “well-capitalized” institutions and the Corporation does not foresee any risks to their ability to issue brokered deposits. In addition, the average life of the retail brokered CDs was approximately 5.9 years at March 31, 2006. Approximately 49% of these certificates are callable, but only at the Corporation’s option.
          Refer to the “Sources of Funds” section above for further details on the Corporation’s brokered CDs.
Operational Risk
          The Corporation faces ongoing and emerging risk and regulatory pressures related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, security risks, and legal risk, its potential for operational and reputational loss has increased. In order to mitigate and control operational risk, the Corporation has developed, and continues to enhance, specific internal controls, policies and procedures that are designated to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these mechanisms is to provide reasonable assurance that the Corporation’s business operations are functioning within the policies and limits established by management.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          For information regarding market risk to which the Corporation is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, First BanCorp’s Chief Executive Officer and its current Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were not effective as of March 31, 2006 due to the existence of the material weaknesses discussed below.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions.
     As reported in the Corporation’s 2005 Annual Report on Form 10-K dated February 9, 2007, management previously concluded that its internal control over financial reporting was not effective as of December 31, 2005. Such conclusion resulted from the identification of the following material weaknesses:
1.	Ineffective Control Environment

2.	Ineffective controls over the documentation and communication of relevant terms of certain mortgage loans bulk purchase transactions.

3.	Ineffective controls over communications to the Audit Committee.

4.	Ineffective controls over communication to the Corporation’s independent registered public accounting firm.

5.	Ineffective anti-fraud controls and procedures.

6.	Insufficient accounting resources and expertise.

7.	Ineffective controls over the accounting for mortgage-related transactions.

8.	Ineffective controls over the accounting for derivative financial instruments.

9.	Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities.
          These material weaknesses are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2005.
Remediation of previously disclosed material weakness
          During the first quarter of 2006, First BanCorp completed the implementation of the following remediation steps to fully remediate material weakness number 9 “Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities” as of March 31, 2006. The remediation steps taken by management were to adjust the balances to reflect the use of the effective interest method. In addition, the Corporation reviewed the accounting policy to require the use of the interest method for the amortization of premiums and discounts on mortgage-backed securities. As a result of such review, effective January 1, 2006, the Corporation implemented the interest method for the amortization of premiums and discounts on mortgage-backed securities.
Changes in Internal Control over Financial Reporting
          In addition to the remediation of the material weakness in the valuation of premiums and discounts on mortgage-based securities described above, the following are changes in the Corporation’s internal control over financial reporting that occurred during the period ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
1.	Changes in Management and Clarification of the Role, Responsibilities and Authority of Management. In addition to the previous appointments of a new CEO and COO, in February 15, 2006 the Board appointed a new General Counsel, who reports to the CEO.

2.	Board Membership Changes. In November 2005, the Board elected Fernando Rodriguez-Amaro as a new independent director to serve as an additional audit committee financial expert, and thereafter appointed him Chairman of the Audit Committee as of January 1, 2006. Also, in the first quarter of 2006, the Board appointed Jose Menendez Cortada as the Lead Independent Director of the Board.

3.	Risk Management Program. During the first quarter of 2006, the Board reviewed the Corporation’s risk management program with the assistance of outside consultants and legal counsel and began a process of realigning the risk management functions and the adoption of an enterprise risk management process.

4.	Corporate Governance Review. During the first quarter of 2006, with the assistance of outside consultants and outside counsel, the Corporate Governance Committee of the Board re-evaluated the Corporation’s corporate governance policies and made recommendations to the full Board for changes. This effort is expected to result in a clearer understanding of the responsibilities and duties of the Board and its committees and in an alignment of those responsibilities with the industry’s best practices.

5.	Accounting for derivative financial instruments. The Corporation created the Investment and Derivative Risk Manager position, which is responsible for the evaluation of complex transactions, such as derivatives, implementation of policies and procedures and monitoring of external consultants analyses/computations.
          As discussed in First BanCorp’s 2006 Annual Report on Form 10-K filed with the SEC on July 9, 2007 as of December 31, 2006, First BanCorp completed the execution of its remediation plan, evaluated and tested the effectiveness of the controls as of December 31, 2006, and determined that the material weaknesses described above had been remediated.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          The Corporation is subject to various legal proceedings arising as a result of the restatement of the Corporation’s financial statements for the years 2004, 2003 and 2002. For information on these proceedings, please refer to Note 17 to the unaudited interim financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
          For a detailed discussion of certain risk factors that could affect First BanCorp’s operations, financial condition or results for future periods see Item 1A, Risk Factors, in First BanCorp’s 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 — CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.

Registrant

Date: August 20, 2007	By:	/s/ Luis M. Beauchamp

Luis M. Beauchamp
Chairman, President and Chief
Executive Officer

Date: August 20, 2007	By:	/s/ Fernando Scherrer

Fernando Scherrer
Executive Vice President
and Chief Financial Officer