Form 10-Q
period 2006-06-30
FIRST BANCORP /PR/
filed 2007-08-20
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 0-17224
FIRST BANCORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0561882
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1519 Ponce de León Avenue, Stop 23	00908
Santurce, Puerto Rico	(Zip Code)
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

FIRST BANCORP.
INDEX PAGE

EXPLANATORY NOTE
     First BanCorp ( the “Corporation” or “First BanCorp”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the interim period ended June 30, 2006 and the Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2006, September 30, 2005 and June 30, 2005 as a result of the delay in completing the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of an amendment of First BanCorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Corporation’s subsequent reports. For information regarding the restatement of First BanCorp’s previously issued financial statements, see the Corporation’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, which was filed with the SEC on September 26, 2006, and Note 1 – “Restatement of Previously Issued Financial Statements” — to the accompanying unaudited Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.
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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

				June 30, 2004
	June 30, 2006	December 31, 2005	June 30, 2005	(As Restated)
Assets
Cash and due from banks	$154,078,088	$155,848,810	$120,388,982	$83,322,262

Money market instruments, including $116,475,352 pledged that can be repledged (December 31, 2005 - $381,848,364; June 30, 2005 - $26,935,605; June 30, 2004 - $79,896,053)	491,216,635	666,856,432	298,575,528	373,647,963
Federal funds sold and securities purchased under agreements to resell	2,854,968,993	508,967,369	76,828,074	71,000,000
Time deposits with other financial institutions	15,700,581	48,967,475	48,600,000	600,000

Total money market investments	3,361,886,209	1,224,791,276	424,003,602	445,247,963

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,491,948,417	1,744,846,054	1,926,356,118	1,057,627,627
Other investment securities	477,337,762	203,331,449	290,759,261	461,231,520

Total investment securities available for sale	1,969,286,179	1,948,177,503	2,217,115,379	1,518,859,147

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,860,091,466	3,115,260,660	3,382,457,892	3,652,401,464
Other investment securities	427,028,096	323,327,297	395,171,791	518,998,384

Total investment securities held to maturity	3,287,119,562	3,438,587,957	3,777,629,683	4,171,399,848

Other equity securities	23,689,185	42,367,500	74,480,500	61,525,000

Loans, net of allowance for loan and lease losses of $146,527,295 (December 31, 2005 - $147,998,733; June 30, 2005 - $146,154,217; June 30, 2004 - $133,677,676)	10,678,089,256	12,436,257,993	11,677,782,192	7,833,278,755
Loans held for sale, at lower of cost or market	80,642,512	101,672,531	49,032,689	19,053,120

Total loans, net	10,758,731,768	12,537,930,524	11,726,814,881	7,852,331,875

Premises and equipment, net	124,559,046	116,947,772	109,609,464	85,905,256
Other real estate owned	3,435,018	5,019,106	8,462,735	5,598,892
Accrued interest receivable on loans and investments	98,829,053	103,692,478	90,915,598	51,857,846
Due from customers on acceptances	29,594	353,864	208,180	328,003
Other assets	399,234,133	343,933,937	264,648,604	212,773,470

Total assets	$20,180,877,835	$19,917,650,727	$18,814,277,608	$14,489,149,562

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$711,284,391	$811,006,126	$791,509,595	$601,853,783
Interest-bearing deposits	12,801,778,910	11,652,746,080	10,329,950,256	6,404,758,089
Federal funds purchased and securities sold under agreements to repurchase	4,022,685,500	4,833,882,000	5,017,096,000	4,358,019,937
Advances from the Federal Home Loan Bank (FHLB)	194,000,000	506,000,000	638,000,000	1,223,000,000
Notes payable	176,851,393	178,693,249	177,925,832	152,614,465
Other borrowings	231,670,313	231,622,020	231,572,927	147,777,158
Subordinated notes	—	—	82,554,150	82,017,643
Bank acceptance outstanding	29,594	353,864	208,180	328,003
Payable for unsettled investment trade	204,716,709	—	—	198,574,653
Accounts payable and other liabilities	678,438,050	505,506,453	256,478,764	240,436,594

Total liabilities	19,021,454,860	18,719,809,792	17,525,295,704	13,409,380,325

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	550,100,000	550,100,000	550,100,000

Common stock, $1 par value, authorized 250,000,000 shares; issued 93,151,856 shares (December 31, 2005 - 90,772,856 shares ; June 30, 2005 - 90,772,856 shares; June 30, 2004 - 45,137,055 shares)	93,151,856	90,772,856	90,772,856	45,137,055
Less: Treasury Stock (at par value)	(9,897,800)	(9,897,800)	(9,897,800)	(4,920,900)

Common stock outstanding	83,254,056	80,875,056	80,875,056	40,216,155

Additional paid-in capital	22,269,844	—	—	2,322,541
Capital reserve	—	—	82,825,000	80,000,000
Legal surplus	265,844,192	265,844,192	183,019,192	165,709,122
Retained earnings	320,590,147	316,696,971	356,174,402	219,360,864
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $1,096,149 (December 31, 2005 - $16,259; June 30, 2005 - ($1,131,814); June 30, 2004 ($1,083,277))	(82,635,264)	(15,675,284)	35,988,254	22,060,555

Total stockholders’ equity	1,159,422,975	1,197,840,935	1,288,981,904	1,079,769,237

Total liabilities and stockholders’ equity	$20,180,877,835	$19,917,650,727	$18,814,277,608	$14,489,149,562

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Quarter Ended
			June 30,
	June 30,	June 30,	2004
	2006	2005	(As Restated)
Interest income:
Loans	$247,603,929	$173,727,352	$106,648,154
Investment securities	72,040,513	73,279,552	53,407,925
Money market investments	24,799,009	2,149,850	546,271

Total interest income	344,443,451	249,156,754	160,602,350

Interest expense:
Deposits (Note 11)	157,153,731	(2,293,618)	115,946,948
Federal funds purchased and repurchase agreements	51,133,513	43,683,484	31,859,683
Advances from FHLB	2,867,071	10,864,801	5,816,720
Notes payable and other borrowings	7,051,194	3,831,914	1,995,260

Total interest expense	218,205,509	56,086,581	155,618,611

Net interest income	126,237,942	193,070,173	4,983,739

Provision for loan and lease losses	9,354,590	11,074,364	13,200,150

Net interest income (loss) after provision for loan and lease losses	116,883,352	181,995,809	(8,216,411)

Non-interest income:
Other service charges on loans	1,467,127	1,537,338	950,278
Service charges on deposit accounts	3,278,109	3,022,163	2,742,265
Mortgage banking activities	427,171	3,060,375	216,512
Loss on partial extinguishment of a secured commercial loan to a local financial institution	(11,640,344)	—	—
Net gain (loss) on investments and impairments	134,224	(1,181,245)	551,249
Rental income	837,380	842,926	702,269
Gain on sale of credit card portfolio	—	—	297,141
Other operating income	7,279,281	6,137,747	6,687,174

Total non-interest income	1,782,948	13,419,304	12,146,888

Non-interest expenses:
Employees’ compensation and benefits	29,869,779	26,273,340	21,238,355
Occupancy and equipment	13,623,498	11,765,517	9,441,913
Business promotion	4,324,181	5,085,493	4,587,629
Professional fees	10,143,207	1,512,345	1,206,648
Taxes, other than income taxes	2,558,071	2,285,305	1,950,640
Insurance and supervisory fees	1,909,550	1,126,818	1,010,108
Other operating expenses	8,611,833	8,024,006	6,149,355

Total non-interest expenses	71,040,119	56,072,824	45,584,648

Income (Loss) before income taxes	47,626,181	139,342,289	(41,654,171)
Income tax (provision) benefit	(15,823,679)	(41,936,222)	23,462,553

Net income (loss)	$31,802,502	$97,406,067	$(18,191,618)

Net income (loss) attributable to common stockholders	$21,733,503	$87,337,068	$(28,260,617)

Net income (loss) per common share:
Basic	$0.26	$1.08	$(0.35)

Diluted	$0.26	$1.05	$(0.35)

Dividends declared per common share	$0.07	$0.07	$0.06

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Month Period Ended
			June 30,
	June 30,	June 30,	2004
	2006	2005	(As Restated)
Interest income:
Loans	$493,693,236	$327,452,238	$210,643,533
Investment securities	143,681,230	130,064,347	99,512,167
Money market investments	34,773,873	4,016,966	1,263,416

Total interest income	672,148,339	461,533,551	311,419,116

Interest expense:
Deposits (Note 11)	343,991,804	91,688,341	102,566,520
Federal funds purchased and repurchase agreements	104,699,042	78,057,783	60,191,371
Advances from FHLB	7,044,803	22,289,803	11,116,741
Notes payable and other borrowings	17,356,139	11,151,098	3,774,473

Total interest expense	473,091,788	203,187,025	177,649,105

Net interest income	199,056,551	258,346,526	133,770,011

Provision for loan and lease losses	28,730,477	22,028,773	26,400,150

Net interest income after provision for loan and lease losses	170,326,074	236,317,753	107,369,861

Non-interest income:
Other service charges on loans	2,953,397	2,658,565	2,105,577
Service charges on deposit accounts	6,555,138	5,711,715	5,525,679
Mortgage banking activities (loss) gain	(147,676)	3,570,081	1,761,966
Loss on partial extinguishment of a secured commercial loan to a local financial institution	(11,640,344)	—	—
Net (loss) gain on investments and impairments	(574,544)	8,332,319	4,515,895
Rental income	1,610,670	1,708,824	1,318,943
Gain on sale of credit card portfolio	—	—	5,532,684
Other operating income	13,614,497	11,689,059	12,349,685

Total non-interest income	12,371,138	33,670,563	33,110,429

Non-interest expenses:
Employees’ compensation and benefits	63,994,700	49,588,472	40,973,904
Occupancy and equipment	26,329,588	22,404,990	18,819,711
Business promotion	8,098,241	9,633,016	8,056,683
Professional fees	17,536,173	3,407,896	1,940,694
Taxes, other than income taxes	5,113,340	4,554,322	3,898,663
Insurance and supervisory fees	3,610,562	2,190,359	2,086,206
Other operating expenses	18,095,170	17,300,901	12,538,934

Total non-interest expenses	142,777,774	109,079,956	88,314,795

Income before income taxes	39,919,438	160,908,360	52,165,495
Income tax provision	(4,253,694)	(38,287,352)	(4,927,461)

Net income	$35,665,744	$122,621,008	$47,238,034

Net income attributable to common stockholders	$15,527,746	$102,483,010	$27,100,036

Net income per common share:
Basic	$0.19	$1.27	$0.34

Diluted	$0.19	$1.23	$0.33

Dividends declared per common share	$0.14	$0.14	$0.12

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended
			June 30,
	June 30,	June 30,	2004
	2006	2005	(As Restated)
Cash flows from operating activities:
Net income	$35,665,744	$122,621,008	$47,238,034

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,355,081	7,207,113	6,820,263
Amortization of core deposit intangible	1,778,206	1,531,195	1,198,310
Provision for loan and lease losses	28,730,477	22,028,773	26,400,150
Deferred income tax (benefit) provision	(26,536,609)	6,836,248	(23,016,105)
Stock-based compensation recognized	4,892,361	—	—
Gain on sale of investments, net	(2,375,344)	(9,831,385)	(4,571,895)
Other-than-temporary impairments on available-for-sale securities	2,949,888	1,499,066	56,000
Unrealized loss (gain) on derivative instruments	66,808,911	(21,208,082)	39,099,604
Net loss (gain) on sale of loans and impairments	412,663	(3,632,444)	(1,630,338)
Net loss on partial extinguishment of a secured commercial loan to a local financial institution	11,640,344	—	—
Net amortization of premiums and discounts and deferred loan fees and costs	(921,749)	(52,556)	497,921
Amortization of broker placement fees	8,718,909	6,458,804	6,489,595
Amortization of basis adjustments on fair value hedges	1,303,698	—	—
Net (accretion) of discount and premiums on investment securities	(17,820,409)	(13,578,601)	(2,063,011)
Amortization of discount on subordinated notes	—	273,732	252,255
Gain on sale of credit card portfolio	—	—	(5,532,684)
(Decrease) increase in accrued income tax payable	(8,693,921)	10,779,823	(6,990,817)
Decrease (increase) in accrued interest receivable	5,259,986	(31,219,146)	(10,321,401)
Increase (decrease) in accrued interest payable	36,556,819	14,802,998	(591,982)
Increase in other assets	(17,486,355)	(22,369,649)	(13,491,051)
Increase in other liabilities	17,472,725	33,796,853	12,233,579

Total adjustments	121,045,681	3,322,742	24,838,393

Net cash provided by operating activities	156,711,425	125,943,750	72,076,427

Cash flows from investing activities:
Principal collected on loans	4,338,010,938	1,663,180,818	1,128,004,727
Loans originated	(2,553,227,124)	(3,321,376,774)	(2,136,304,633)
Purchase of loans	(106,750,392)	(198,647,852)	(85,473,896)
Proceeds from sale of loans	36,900,103	120,682,234	66,854,112
Proceeds from sale of repossessed assets	20,920,391	15,738,479	17,001,718
Purchase of servicing assets	(378,823)	—	—
Proceeds from sale of available for sale securities	22,846,966	214,679,492	19,270,030
Purchase of securities held to maturity	(208,568,307)	(1,346,491,031)	(1,518,661,039)
Purchase of securities available for sale	(21,401,938)	(1,220,389,587)	(287,973,621)
Principal repayments and maturities of securities held to maturity	378,026,709	961,239,896	489,374,732
Principal repayments of securities available for sale	113,168,384	143,229,805	204,490,303
Additions to premises and equipment	(15,966,355)	(13,377,504)	(7,456,117)
Decrease (increase) in other equity securities	18,678,315	9,577,600	(15,500,000)
Cash paid for net assets acquired in acquisition of business	—	(78,404,804)	—

Net cash provided by (used in) investing activities	2,022,258,867	(3,050,359,228)	(2,126,373,684)

Cash flows from financing activities:
Net increase in deposits	1,091,566,504	2,765,590,448	229,206,892
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(811,196,500)	851,735,087	718,547,594
Net FHLB advances (paid) taken	(312,000,000)	(1,000,000,000)	310,000,000
Net proceeds from issuance of notes payable and other borrowings	—	—	300,543,766
Repayments of notes payable and other borrowings	—	(45,167,616)	—
Dividends paid	(31,772,568)	(31,454,295)	(29,781,163)
Exercise of stock options	19,756,483	2,094,354	2,242,556
Treasury stock acquired	—	(965,079)	—

Net cash (used in) provided by financing activities	(43,646,081)	2,541,832,899	1,530,759,645

Net increase (decrease) in cash and cash equivalents	2,135,324,211	(382,582,579)	(523,537,612)
Cash and cash equivalents at beginning of period	1,380,640,086	926,975,163	1,052,107,837

Cash and cash equivalents at end of period	$3,515,964,297	$544,392,584	$528,570,225

Cash and cash equivalents include:
Cash and due from banks	$154,078,088	$120,388,982	$83,322,262
Money market instruments	3,361,886,209	424,003,602	445,247,963

	$3,515,964,297	$544,392,584	$528,570,225

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on borrowings	$353,284,025	$257,982,428	$191,191,736
Income Taxes	37,680,255	20,688,295	30,573,369

Non-cash investing and financing activities:
Additions to other real estate owned	$1,569,586	$2,298,085	$2,879,412
Additions to auto repossessions	52,739,918	27,613,054	20,557,521
Capitalization of servicing assets	235,191	1,477,600	903,400
Mortgage loans securitized and transferred to securities available-for-sale	—	—	51,107,154
The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Month Period Ended
			June 30, 2004
	June 30, 2006	June 30, 2005	(As Restated)
Preferred Stock	$550,100,000	$550,100,000	$550,100,000

Common Stock outstanding:
Balance at beginning of period	80,875,056	40,389,155	40,027,285
Common stock issued under stock option plan	2,379,000	76,373	188,870
Treasury stock acquired before stock split	—	(28,000)	—
Shares issued as a result of stock split	—	40,437,528	—

Balance at end of period	83,254,056	80,875,056	40,216,155

Additional Paid-In-Capital:
Balance at beginning of period	—	4,863,299	268,855
Shares issued under stock option plan	17,377,483	2,017,981	2,053,686
Stock-based compensation recognized	4,892,361	—	—
Treasury stock acquired	—	(937,079)	—
Adjustment for stock split	—	(5,944,201)	—

Balance at end of period	22,269,844	—	2,322,541

Capital Reserve	—	82,825,000	80,000,000

Legal Surplus	265,844,192	183,019,192	165,709,122

Retained Earnings:
Balance at beginning of period	316,696,971	299,501,016	201,903,993
Net income	35,665,744	122,621,008	47,238,034
Cash dividends declared on common stock	(11,634,570)	(11,316,297)	(9,643,165)
Cash dividends declared on preferred stock	(20,137,998)	(20,137,998)	(20,137,998)
Adjustment for stock split	—	(34,493,327)	—

Balance at end of period	320,590,147	356,174,402	219,360,864

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	(15,675,284)	43,635,624	35,812,500
Other comprehensive loss, net of tax	(66,959,980)	(7,647,370)	(13,751,945)

Balance at end of period	(82,635,264)	35,988,254	22,060,555

Total stockholders’ equity	$1,159,422,975	$1,288,981,904	$1,079,769,237

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended
			June 30,
	June 30,	June 30,	2004
	2006	2005	(As Restated)
Net income (loss)	$31,802,502	$97,406,067	$(18,191,618)

Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period	(36,633,176)	22,377,837	(19,739,660)
Less: Reclassification adjustments for net (gain) loss and other than temporary impairments included in net income	(134,224)	1,181,245	(551,249)
Income tax benefit (expense) related to items of other comprehensive income	623,433	(578,742)	297,219

Other comprehensive (loss) income for the period, net of tax	(36,143,967)	22,980,340	(19,993,690)

Total comprehensive (loss) income	$(4,341,465)	$120,386,407	$(38,185,308)

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Six Month Period Ended
			June 30,
	June 30,	June 30,	2004
	2006	2005	(As Restated)
Net income	$35,665,744	$122,621,008	$47,238,034

Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period	(68,428,461)	922,367	(8,765,854)
Less: Reclassification adjustments for net loss (gain) and other than temporary impairments included in net income	574,544	(8,332,319)	(4,515,895)
Income tax benefit (expense) related to items of other comprehensive income	893,937	(237,418)	(470,196)

Other comprehensive loss for the period, net of tax	(66,959,980)	(7,647,370)	(13,751,945)

Total comprehensive (loss) income	$(31,294,236)	$114,973,638	$33,486,089

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     As previously reported, on December 13, 2005 the Corporation concluded that its financial statements for the interim and annual periods from January 1, 2000 through March 31, 2005 should no longer be relied upon and that its consolidated financial statements for some or all of the periods included therein should be restated (the “2004 restatement”). On September 26, 2006, the Corporation filed with the SEC an Amended Annual Report on Form 10-K/A restating its audited financial statements for the years ended December 31, 2004, 2003 and 2002. The following provides a brief description of the principal accounting adjustments included in the 2004 restatement of the Corporation’s consolidated financial statements and the effect of the adjustments on the Corporation’s Consolidated Statement of Financial Condition as of June 30, 2004, its Consolidated Statements of Income for the quarter and six month period ended June 30, 2004 and its Consolidated Statement of Cash Flows for the six month period ended June 30, 2004. In addition, with the filing of its 2006 Annual Report on Form 10-K, First BanCorp restated its 2005 and 2004 Statements of Cash Flows due to some incorrect classifications. The classification errors related to three main items: 1) the treatment of discounts and the related accretion activity on certain investment securities (mostly “zero coupon securities”), 2) the classification of cash flows from the disposition of repossessed assets, and 3) purchases of zero coupon bonds and agency discount notes amounts presented as part of investing activities (the “2006 restatement”). All financial information for the quarter and six month period ended June 30, 2004 included in any subsequent notes is presented on a restated basis. A more detailed description of the accounting adjustments made in connection with the 2004 restatement, as well as a background discussion of the 2004 restatement, is included in Note 1 “—Restatement of Previously Issued Financial Statements —” to First Bancorp audited Consolidated Financial Statements, included in the Corporation’s amended 2004 Annual Report on Form 10-K. A more detailed description of the accounting adjustments made in connection with the 2006 restatement, is included in Note 1 “— Restatement of 2005 and 2004 Consolidated Statements of Cash Flows—” to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s 2006 Annual Report on Form 10-K.
     As discussed in more detail below, First BanCorp has separately quantified the impact of various accounting adjustments on its interim unaudited Consolidated Financial Statements.

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

As of
June 30,
(In thousands)	2004
Cash and due from banks (no adjustment required)	$83,322

Money market investments, as previously reported	$442,929
Impact of accounting errors and corrections:
Reclassifications	2,319

Money market investments, as restated	$445,248

Investment securities including FHLB Stock, as previously reported	$5,854,954
Impact of accounting errors and corrections:
Accounting for investment securities	(4,025)
Recharacterization of pass-through certificates as secured loans	(96,826)
Reclassifications	(2,319)

Investment securities including FHLB stock, as restated	$5,751,784

Total loans, net of allowance for loan and lease losses, as previously reported	$7,758,586
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	232
Accounting for origination fees and costs and premiums and discounts on loans	(2,067)
Recharacterization of pass-through certificates as secured loans	96,826
Reclassifications	539
Other accounting adjustments	(1,784)

Total loans, net of allowance for loan and lease losses, as restated	$7,852,332

Total other assets, as previously reported	$325,029
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	708
Tax impact of accounting adjustments	30,413
Reclassifications	(1,318)
Valuation of financial instruments	1,200
Other accounting adjustments	431

Total other assets, as restated	$356,463

Total assets, as restated	$14,489,149

Total liabilities, as previously reported	$13,335,970
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	73,858
Tax impact of accounting adjustments	1,456
Reclassifications	(779)
Other accounting adjustments	(1,125)

Total liabilities, as restated	$13,409,380

Stockholders’ equity, as previously reported	$1,128,850
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(73,372)
Accounting for investment securities	(2,922)
Accounting for origination fees and costs and premiums and discounts on loans	(2,067)
Valuation of financial instruments	1,200
Tax impact of accounting adjustments	28,957
Impact of accounting adjustments in other comprehensive income	(649)
Other accounting adjustments	(228)

Stockholders’ equity, as restated	$1,079,769

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended	Six Month Period Ended
(In thousands, except per share amounts)	June 30, 2004	June 30, 2004
Net interest income, as previously reported	$94,278	$178,481
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(86,898)	(47,163)
Accounting for investment securities	(4,885)	(4,312)
Accounting for origination fees and costs and premiums and discounts on loans	155	294
Reclassification of late charges, penalty fees on loans and other	2,226	6,242
Other accounting adjustments	108	228

Net interest income, as restated	$4,984	$133,770

Provision for loan and lease losses (no adjustment required)	$13,200	$26,400

Non-interest income, as previously reported	$13,650	$37,648
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	962	1,386
Accounting for origination fees and costs and premiums and discounts on loans	(671)	(1,299)
Reclassification of late charges, penalty fees on loans and other	(2,226)	(6,242)
Valuation of financial instruments	—	1,200
Other accounting adjustments	431	417

Non-interest income, as restated	$12,146	$33,110

Non-interest expenses, as previously reported	$45,510	$88,668
Impact of accounting errors and corrections:
Accounting for origination fees and costs and premiums and discounts on loans	(274)	(525)
Other accounting adjustments	349	172

Non-interest expenses, as restated	$45,585	$88,315

Income tax expense, as previously reported	$(9,283)	$(20,922)
Impact of accounting errors and corrections	32,746	15,995

Income tax benefit (expense), as restated	$23,463	$(4,927)

Net (loss) income, as restated	$(18,192)	$47,238

Basic earnings per common share, as previously reported	$0.37	$0.75
Effect of adjustments	(0.72)	(0.41)

Basic (loss) earnings per common share, as restated	$(0.35)	$0.34

Diluted earnings per common share, as previously reported	$0.36	$0.73
Effect of adjustments	(0.71)	(0.40)

Diluted (loss) earnings per common share, as restated	$(0.35)	$0.33

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
     The net cumulative pre-tax effect through June 30, 2004 related to the correction of the accounting for derivative instruments and broker placement fees was a decrease of $73.4 million. The following table details the components of the pre-tax income effect from the correction in the accounting for interest rate swaps and broker placement fees for the quarter and six month period ended June 30, 2004:

	Quarter Ended	Six Month Period Ended
	June 30, 2004	June 30, 2004
Elimination of fair value adjustments previously made to hedged items	$(88,770)	$(49,154)
Recognition of interest rate swap up-front fees	7,521	12,741
Broker placement fees amortization	(1,240)	(5,535)
Corrections to interest rate swap valuations	(3,447)	(3,829)

Total	$(85,936)	$(45,777)

Recharacterization of purchases of mortgage loans and pass-through trust certificates as commercial loans secured by mortgage loans. Prior to the restatement, the Corporation had inaccurately recorded as purchases of residential mortgages, commercial mortgage loans and pass-through trust certificates certain mortgage-related transactions with local financial institutions. Certain of these transactions included or likely included recourse provisions, which had not been analyzed as part of the Corporation’s financial reporting process. The Corporation determined that such transactions did not satisfy the “reasonable assurance” standard of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, regarding the isolation of assets in bankruptcy, with the result that they did not qualify as a “true sale” for accounting purposes. The restatement reflects these mortgage-related transactions as commercial loans secured by mortgage loans and pass-through trust certificates. This conclusion resulted in the revised classification of approximately $2.7 billion in mortgage-related loans to secured loans to local financial institutions as of June 30, 2004 and $96.8 million pass-through trust certificates to secured loans to local financial institutions as of June 30, 2004. The recharacterization of the mortgage-related transactions did not impact the Corporation’s retained earnings as of June 30, 2004.
Accounting for Investment Securities. The Corporation historically amortized premiums and discounts related to most of its investment securities into interest income over the life of the related securities using a straight-line method adjusted for prepayment of securities. As part of the restatement, the Corporation concluded that it needed to correct its methodology and adjust its financial statements to reflect the amortization of premiums and discounts into interest income over the terms of the securities using the effective interest method instead of the straight-line method. The cumulative effect of this correction on the Corporation’s pre-tax income through June 30, 2004 was a decrease of $2.9 million. For the quarter and six month period ended June 30, 2004 the effect for the correction of the accounting for investment securities was a decrease on the Corporation’s pre-tax income of $4.9 million and $4.3 million, respectively.

     In addition, the Corporation identified other types of investment instruments that had not been recognized in the Consolidated Statement of Financial Condition in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”
Accounting for deferral and recognition of origination fees and costs on loans. As part of the restatement process, the Corporation reviewed the methodology used to measure origination fees and costs associated with its loans origination, in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases”, which establishes the accounting treatment for nonrefundable fees and costs associated with lending, committing to lend or purchasing loans. The Corporation concluded that throughout the restatement period, it did not apply SFAS 91 requirements to one of its consumer loans portfolios. Accordingly, the Corporation concluded that, in order to comply with SFAS 91, it needed to defer and amortize loan origination fees and costs on this portfolio using the interest method. The cumulative effect of this correction on the Corporation’s pre-tax income through June 30, 2004 was a decrease of approximately $2.1 million, of which $0.2 million and $0.5 million was recorded as a reduction in pre-tax income for the quarter and six month period ended June 30, 2004, respectively.
Valuation of financial instruments. In connection with a loan restructuring, First BanCorp became the holder of warrants. The warrant certificate gives the Corporation the right to purchase common stock from a privately held company at a fixed price. This transaction was not formally evaluated or documented as part of the Corporation’s financial reporting process. As part of the restatement process, the Corporation concluded that this transaction meets the definition of a derivative instrument as stated in SFAS 133. Accordingly, the warrant was marked to market and the valuation recognized in earnings as part of “Other operating income.” The cumulative effect of this correction on the Corporation’s pre-tax income through June 30, 2004 was an increase of $1.2 million, all of which related to the quarter ended March 31, 2004.
Other Accounting Adjustments and Reclassifications. As part of the restatement, the Corporation also made corrections to various other aspects of its Consolidated Financial Statements, including adjustments to the gain on sale of credit card portfolios, accrual of rental expense on lease contracts and income from a loan origination subsidiary. The cumulative effect of all these other adjustments on the Corporation’s pre-tax income through June 30, 2004 was a decrease of $0.2 million, of which approximately $0.2 million was recorded as an increase to pre-tax income for the quarter ended June 30, 2004 and $0.5 million was recorded as an increase to pre-tax income for the six month period ended June 30, 2004.
     The reclassifications made to conform to GAAP included, among other things, reclassifying late charges and prepayment fees on loans from non-interest income to interest income on loans, and reclassifying dividends on equity securities from non-interest income to interest income on investments. Other reclassifications included reclassifying loans receivable balances within loan categories, reclassifying certain amounts previously reported as repurchase agreements to other borrowings, and reclassifying certain short-term investments previously reported as part of the available for sale and held to maturity investment portfolio to money market investments.
Income Taxes. As a result of the corrections reflected in the restatement, the Corporation’s cumulative income tax expense through June 30, 2004 was reduced by approximately $29.0 million, of which $32.7 million was recorded as a reduction to income tax expense for the quarter ended June 30, 2004 and $16.0 million was recorded as a decrease to income tax expense for the six month period ended June 30, 2004. The cumulative reduction through June 30, 2004 resulted principally from changes in deferred taxes. See Note 15 for additional details regarding the Corporation’s income taxes.

     The following table shows the impact of all restatement adjustments on the previously reported unaudited Consolidated Statement of Financial Condition as of June 30, 2004.
FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2004		June 30, 2004
(Dollars in thousands)	(As Previously Reported)	Adjustments	(As Restated)
Assets
Cash and due from banks	$83,322	$—	$83,322

Money market instruments	371,329	2,319	373,648
Federal funds sold and securities purchased under agreements to resell	71,000	—	71,000
Time deposits with other financial institutions	600	—	600

Total money market investments	442,929	2,319	445,248

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,154,453	(96,825)	1,057,628
Other investment securities	461,382	(151)	461,231

Total investment securities available for sale	1,615,835	(96,976)	1,518,859

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	3,656,370	(3,968)	3,652,402
Other investment securities	521,599	(2,601)	518,998

Total investment securities held to maturity	4,177,969	(6,569)	4,171,400

Other equity securities	61,150	375	61,525

Loans, net of allowance for loan and lease losses	7,736,191	97,088	7,833,279
Loans held for sale, at lower of cost or market	22,395	(3,342)	19,053

Total loans, net	7,758,586	93,746	7,852,332

Premises and equipment, net	85,905	—	85,905
Other real estate owned	5,599	—	5,599
Accrued interest receivable	52,149	(291)	51,858
Due from customers on acceptances	328	—	328
Other assets	181,048	31,725	212,773

Total assets	$14,464,820	$24,329	$14,489,149

Liabilities & Stockholders’ Equity

Liabilities:
Non-interest-bearing deposits	$600,217	$1,637	$601,854
Interest-bearing deposits	6,352,120	52,638	6,404,758
Federal funds purchased and securities sold under agreements to repurchase	4,413,070	(55,050)	4,358,020
Advances from the Federal Home Loan Bank (FHLB)	1,223,000	—	1,223,000
Notes payable	153,701	(1,087)	152,614
Other borrowings	102,610	45,167	147,777
Subordinated notes	82,820	(802)	82,018
Bank acceptance outstanding	328	—	328
Payable for unsettled investment trade	198,575	—	198,575
Accounts payable and other liabilities	209,529	30,907	240,436

Total liabilities	13,335,970	73,410	13,409,380

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	—	550,100
Common stock, $1 par value, authorized 250,000,000 shares; issued 45,137,055 shares	45,137	—	45,137
Less: Treasury Stock (at par value)	(4,921)	—	(4,921)

Common stock outstanding	40,216	—	40,216

Additional paid-in capital	2,323	—	2,323
Capital reserve	80,000	—	80,000
Legal surplus	163,106	2,603	165,709
Retained earnings	270,396	(51,035)	219,361
Accumulated other comprehensive income, net of tax	22,709	(649)	22,060

Total stockholders’ equity	1,128,850	(49,081)	1,079,769

Total liabilities and stockholders’ equity	$14,464,820	$24,329	$14,489,149

     The following tables show the impact of all restatement adjustments on the previously reported unaudited Consolidated Statements of Income and basic and diluted earnings per share for the quarter and six month period ended June 30, 2004.
FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Quarter Ended
	June 30,		June 30,
	2004		2004
(In thousands, except per share data)	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans	$103,074	$3,574	$106,648
Investment securities	57,588	(4,180)	53,408
Money market investments	546	—	546

Total interest income	161,208	(606)	160,602

Interest expense:
Deposits	26,610	89,337	115,947
Federal funds purchased and repurchase agreements	32,013	(154)	31,859
Advances from FHLB	5,817	—	5,817
Notes payable and other borrowings	2,490	(495)	1,995

Total interest expense	66,930	88,688	155,618

Net interest income	94,278	(89,294)	4,984

Provision for loan and lease losses	13,200	—	13,200

Net interest income (loss) after provision for loan and lease losses	81,078	(89,294)	(8,216)

Non-interest income:
Other service charges on loans	4,218	(3,268)	950
Service charges on deposit accounts	2,743	—	2,743
Mortgage banking activities	217	—	217
Net gain on investments and impairments	551	—	551
Rental income	702	—	702
Gain on sale of credit card portfolio	297	—	297
Other operating income	4,922	1,764	6,686

Total other income	13,650	(1,504)	12,146

Non-interest expenses:
Employees’ compensation and benefits	21,513	(275)	21,238
Occupancy and equipment	9,447	(5)	9,442
Business promotion	4,588	—	4,588
Professional fees	1,206	—	1,206
Taxes, other than income taxes	1,951	—	1,951
Insurance and supervisory fees	1,010	—	1,010
Other operating expenses	5,795	355	6,150

Total other operating expenses	45,510	75	45,585

Income before income tax	49,218	(90,873)	(41,655)
Income tax (provision) benefit	(9,283)	32,746	23,463

Net income (loss)	$39,935	$(58,127)	$(18,192)

Net income (loss) attributable to common stockholders	$29,866	$(58,127)	$(28,261)

Net income (loss) per common share:
Basic	$0.37	$(0.72)	$(0.35)

Diluted	$0.36	$(0.71)	$(0.35)

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
	June 30,		June 30,
	2004		2004
(In thousands, except per share data)	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans	$203,122	$7,522	$210,644
Investment securities	103,370	(3,858)	99,512
Money market investments	1,263	—	1,263

Total interest income	307,755	3,664	311,419

Interest expense:
Deposits	53,657	48,910	102,567
Federal funds purchased and repurchase agreements	60,346	(155)	60,191
Advances from FHLB	11,117	—	11,117
Notes payable and other borrowings	4,154	(380)	3,774

Total interest expense	129,274	48,375	177,649

Net interest income	178,481	(44,711)	133,770

Provision for loan and lease losses	26,400	—	26,400

Net interest income (loss) after provision for loan and lease losses	152,081	(44,711)	107,370

Non-interest income:
Other service charges on loans	10,163	(8,058)	2,105
Service charges on deposit accounts	5,526	—	5,526
Mortgage banking activities	1,762	—	1,762
Net gain on investments and impairments	4,516	—	4,516
Rental income	1,319	—	1,319
Gain on sale of credit card portfolio	5,533	—	5,533
Other operating income	8,829	3,520	12,349

Total non-interest income	37,648	(4,538)	33,110

Non-interest expenses:
Employees’ compensation and benefits	41,499	(525)	40,974
Occupancy and equipment	18,831	(11)	18,820
Business promotion	8,057	—	8,057
Professional fees	1,940	—	1,940
Taxes, other than income taxes	3,899	—	3,899
Insurance and supervisory fees	2,086	—	2,086
Other operating expenses	12,356	183	12,539

Total non-interest expenses	88,668	(353)	88,315

Income before income tax	101,061	(48,896)	52,165
Income tax provision	(20,922)	15,995	(4,927)

Net income	$80,139	$(32,901)	$47,238

Net income attributable to common stockholders	$60,001	$(32,901)	$27,100

Net income per common share:
Basic	$0.75	$(0.41)	$0.34

Diluted	$0.73	$(0.40)	$0.33

Restatement of 2004 Consolidated Statement of Cash Flows
     During the preparation of the 2006 consolidated financial statements, management became aware of some incorrect classifications in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004. The classification errors related to three main items: 1) the treatment of discounts and the related accretion activity on certain investment securities (mostly “zero coupon securities”) purchased by the Corporation which were incorrectly presented as cash flows related to investing activities (“principal repayments and maturities of securities held-to-maturity”), instead of operating activities (“net amortization or accretion of discounts and premiums on investment securities”), 2) the classification of cash flows from the disposition of repossessed assets which was included as part of operating activities (“decrease or increase in other assets”), instead of investing activities (“proceeds from sale of repossessed assets”), and 3) purchases of zero coupon bonds and agency discount notes amounts presented as part of investing activities (“purchases of securities held-to-maturity”) were reported at par amount rather than the actual cash paid for the securities and the discounts on such securities were being presented as investing activities (“principal repayments and maturities of securities held-to-maturity”) rather than being excluded from the Cash Flow Statements.
     The cash flows related to the accretion of discount on certain investment securities have been properly classified as “cash flows from operating activities” and the cash flows from the disposition of repossessed assets have been properly classified as “cash flows from investing activities” in the restated Consolidated Statement of Cash Flows for the six month period ended June 30, 2004. The amounts presented as purchases, principal repayments and maturities of securities under “cash flows from investing activities” have also been corrected to reflect actual cash outflows and inflows related to zero coupon bonds and discounts notes. In addition, the Corporation has corrected the classification of other items, including items related to the 2004 restatement (see footnotes in table below), and the classification of short-term held-to-maturity investments (less than 90 days) from investments to cash and cash equivalents.
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

     The following comparative table presents the effects of the aforementioned classification corrections as well as the impact of all restatement adjustments related with the 2004 restatement on the Consolidated Statement of Cash Flows for the six month period ended June 30, 2004:

	2004
	As Previously
Six Month Period Ended June 30, (in thousands)	Reported	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$80,139	$(32,901)	$47,238

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit (1)	(5,148)	(17,868)	(23,016)
Unrealized derivatives loss (2)	58	39,042	39,100
Amortization of brokers’ placement fees (2)	—	6,490	6,490
(Accretion) amortization of premiums and discounts on investment securities (3)	—	(2,063)	(2,063)
Decrease (increase) in other assets (3)	3,440	(16,931)	(13,491)
Other adjustments to cash flows from operating activities (4) (5)	(17,896)	35,714	17,818

Total adjustments to reconcile net income to net cash provided by operating activities	(19,546)	44,384	24,838

Net cash provided by operating activities	60,593	11,483	72,076

Cash flows from investing activities:
Proceeds from sale of repossessed assets (3)	—	17,002	17,002
Purchase of securities held to maturity (3)	(4,305,050)	2,786,389	(1,518,661)
Principal repayments and maturities of securities held to maturity (3)	3,257,559	(2,768,184)	489,375
Other adjustments to cash flows from investing activities (4) (5)	(1,087,107)	(26,983)	(1,114,090)

Net cash used in investing activities	(2,134,598)	8,224	(2,126,374)

Cash flows from financing activities:
Net increase in deposits (2)	237,533	(8,326)	229,207
Other adjustments to cash flows from financing activities (5)	1,302,479	(926)	1,301,553

Net cash provided by financing activities	1,540,012	(9,252)	1,530,760

Net decrease in cash and cash equivalents	(533,993)	10,455	(523,538)
Cash and cash equivalents at beginning of period	1,060,244	(8,136)	1,052,108

Cash and cash equivalents at end of period (6)	$526,251	$2,319	$528,570

(1)	Deferred tax effect of items related to the 2004 restatement; refer to explanation of change in Note 1 – Restatement of previously issued financial statements – Income Taxes above.

(2)	Refer to explanation of change in Note 1 – Restatement of previously issued financial statements — Accounting for Derivative Instruments and Broker Placement Fees above.

(3)	Refer to explanation of change in the first paragraph of Restatement of 2004 Consolidated Statements of Cash Flows above.

(4)	Refer to explanation of change in the third paragraph of Restatement of 2004 Consolidated Statements of Cash Flows above.

(5)	Change resulting from certain not significant 2004 restatement adjustments (refer to Note 1 – Restatement of previously issued financial statements) and the correction of immaterial classification errors.

(6)	Correction of classification of short-term held-to-maturity investments (less than 90 days) from investments to cash and cash equivalents.

2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Annual Audited Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and note disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2005, included in the Corporation’s 2005 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The results of operations for the quarter and six month period ended on June 30, 2006, are not necessarily indicative of the results to be expected for the entire year.
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

3 — EARNINGS PER COMMON SHARE
     The calculations of earnings (loss) per common share for the quarters and six month periods ended on June 30, 2006, 2005 and 2004 are as follows:

	Quarter Ended
	June 30,
			2004
	2006	2005	(As Restated)
	(In thousands, except per share data)
Net Income (Loss):
Net Income (loss)	$31,803	$97,406	$(18,192)
Less: Preferred stock dividend	(10,069)	(10,069)	(10,069)

Net income (loss) available to common stockholders	$21,734	$87,337	$(28,261)

Weighted-Average Shares:
Basic weighted average common shares outstanding	83,254	80,852	80,430
Average potential common shares	158	2,020	—

Diluted weighted-average number of common shares outstanding	83,412	82,872	80,430

Earnings (loss) per common share:
Basic	$0.26	$1.08	$(0.35)

Diluted	$0.26	$1.05	$(0.35)

	Six Month Period Ended
	June 30,
			2004
	2006	2005	(As Restated)
	(In thousands, except per share data)
Net Income:
Net Income	$35,666	$122,621	$47,238
Less: Preferred stock dividend	(20,138)	(20,138)	(20,138)

Net income available to common stockholders	$15,528	$102,483	$27,100

Weighted-Average Shares:
Basic weighted average common shares outstanding	82,410	80,818	80,280
Average potential common shares	498	2,323	2,472

Diluted weighted-average number of common shares outstanding	82,908	83,141	82,752

Earnings per common share:
Basic	$0.19	$1.27	$0.34

Diluted	$0.19	$1.23	$0.33

     Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and six month period ended June 30, 2006, there were 2,172,600 and 2,568,289 weighted-average outstanding stock options, respectively, that were excluded from the computation of outstanding shares because they were antidilutive. For the quarter and six month period ended June 30, 2005, there were 1,769,248 and 650,942 weighted-average outstanding stock options, respectively, that were excluded from the computation of outstanding shares because they were antidilutive. All options outstanding were exclude from the computation of outstanding shares for the quarter ended June 30, 2004 because the Corporation reported a net loss for such period. For the six month period ended June 30, 2004 a total of 931,800 stock options were not included in the computation of outstanding shares because they were antidilutive.
4 – STOCK OPTION PLAN
     Since 1997 the Corporation has had a stock option plan covering certain employees. This plan allowed for the granting of up to 8,696,112 purchase options on shares of the Corporation’s common stock to officers and other employees. According to the plan, the options granted cannot exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option is granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
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
     During the second quarter of 2005, the Corporation issued 76,373 (152,746 as adjusted for the June 2005 stock split) shares of common stock as a result of the exercise of 36,479 stock options and 39,894 shares granted pursuant to stock appreciation rights before the June 2005 stock split, both under the Corporation’s stock-based compensation plan.
     Prior to the adoption of SFAS 123R on January 1, 2006, the Corporation accounted for stock options under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost was reflected in net income for the quarters and six month periods ended June 30, 2005 and 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The table below illustrates the effect on net income and earnings per common share if the Corporation had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation granted during the second quarter and first six months of 2005 and 2004.

Pro-forma information:

	Quarter ended		Six month period ended
	June 30,		June 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
	(In thousands, except per share data)
Net income (loss)
As reported	$97,406	$(18,192)	$122,621	$47,238
Deduct: Stock-based employee compensation expense determined under fair value method	—	—	6,118	4,963

Pro forma	$97,406	$(18,192)	$116,503	$42,275

Earnings (loss) per common share-basic:
As reported	$1.08	$(0.35)	$1.27	$0.34
Pro forma	$1.08	$(0.35)	$1.19	$0.28

Earnings (loss) per common share-diluted:
As reported	$1.05	$(0.35)	$1.23	$0.33
Pro forma	$1.05	$(0.35)	$1.16	$0.27
     On January 1, 2006, the Corporation adopted SFAS 123R using the “modified prospective” method. Under this method, and since all previously issued stock options were fully vested at the time of the adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (same as the prospective method). The compensation expense associated with expensing stock options for the six month period ended June 30, 2006 was approximately $4.9 million. All employee stock options granted during 2006 were fully vested at the time of grant.
     The activity of stock options during the first six months of 2006 is set forth below:

	Six Month Period Ended
	June 30, 2006
			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining Contractual	Intrinsic Value
	Options	Exercise Price	Term (Years)	(In thousands)
Beginning of period	5,316,410	$13.28
Options granted	1,070,000	12.68
Options exercised	(2,379,000)	8.30
Options expired unexercised	(964,000)	21.95

End of period outstanding and exercisable	3,043,410	$14.21	7.3	$682

     The fair value of options granted in 2006, 2005 and 2004 that was estimated using the Black-Scholes option pricing, and the assumptions used follow:

	2006	2005	2004
Weighted Average Stock Price at grant date and exercise price	$12.68	$23.92	$21.45
Stock option estimated fair value	$4.56 - $4.60	$6.40 - $6.41	$5.30 - $5.45
Weighted-average estimated fair value	$4.57	$6.40	$5.33
Expected stock option term (years)	4.22 - 4.31	4.25 - 4.27	4.08 - 4.33
Expected volatility	46%	28%	28%
Expected dividend yield	2.2%	1.0%	1.0%
Risk-free interest rate	4.7% - 5.0%	4.2%	3.1%

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
     No options were exercised during the second quarter of 2006. The total intrinsic value of options exercised during the second quarter of 2005 and 2004 was approximately $0.5 million, and $0.1 million, respectively. The total intrinsic value of options exercised during the first half of 2006, 2005 and 2004 was approximately $10.0 million, $0.8 million and $6.5 million, respectively. Cash proceeds from options exercised during the second quarter of 2005 and 2004 amounted to approximately $0.4 million and $0.1 million, respectively. Cash proceeds from options exercised during the first half of 2006, 2005 and 2004 amounted to approximately $19.8 million, $0.6 million and $2.7 million, respectively.

5 – INVESTMENT SECURITIES
     Investment Securities Available for Sale
          The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale at June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004 were as follows:

	June 30, 2006					December 31, 2005
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government Sponsored Agencies:
Within 1 year	$—	$—	$—	$—	—	$1,000	$—	$—	$1,000	6.00
After 5 to 10 years	402,215	—	24,131	378,084	4.30	392,939	—	4,289	388,650	4.27
After 10 years	12,984	—	351	12,633	6.16	—	—	—	—	—
Puerto Rico Government Obligations:
After 1 to 5 years	4,614	140	—	4,754	6.17	4,594	223	—	4,817	6.17
After 5 to 10 years	15,400	136	1,060	14,476	4.85	15,271	196	678	14,789	4.84
After 10 years	5,343	48	228	5,163	5.88	5,311	131	42	5,400	5.88

United States and Puerto Rico Government Obligations	440,556	324	25,770	415,110	4.41	419,115	550	5,009	414,656	4.34

Mortgage-backed Securities:
FHLMC certificates:
Within 1 year	3	—	—	3	5.70	2	—	—	2	4.26
After 1 to 5 years	2,397	48	1	2,444	7.05	1,762	30	—	1,792	6.43
After 5 to 10 years	—	—	—	—	—	1,336	82	—	1,418	7.98
After 10 years	6,193	38	258	5,973	5.59	6,839	77	166	6,750	5.55

	8,593	86	259	8,420	6.00	9,939	189	166	9,962	6.03

GNMA certificates:
After 1 to 5 years	750	4	1	753	6.39	939	14	—	953	6.39
After 5 to 10 years	1,130	6	5	1,131	5.66	291	10	—	301	6.64
After 10 years	409,479	306	17,343	392,442	5.23	438,565	1,021	1,959	437,627	5.19

	411,359	316	17,349	394,326	5.24	439,795	1,045	1,959	438,881	5.20

FNMA certificates:
After 1 to 5 years	134	1	—	135	7.47	187	3	—	190	7.55
After 5 to 10 years	9,699	10	343	9,366	5.00	124	11	—	135	11.40
After 10 years	1,148,860	407	33,503	1,115,764	5.35	1,038,126	1,054	10,031	1,029,149	5.14

	1,158,693	418	33,846	1,125,265	5.34	1,038,437	1,068	10,031	1,029,474	5.14

Mortgage pass-through certificates:
After 10 years	383	3	—	386	7.29	400	3	—	403	7.29

Mortgage-backed Securities	1,579,028	823	51,454	1,528,397	5.32	1,488,571	2,305	12,156	1,478,720	5.16

Corporate Bonds:
After 1 to 5 years	—	—	—	—	—	2,483	84	1	2,566	7.75
After 5 to 10 years	1,311	—	283	1,028	7.46	1,912	12	42	1,882	8.09
After 10 years	4,495	—	1,137	3,358	7.72	21,857	909	1,833	20,933	7.44

Corporate bonds	5,806	—	1,420	4,386	7.66	26,252	1,005	1,876	25,381	7.52

Equity securities (without contractual maturity)	27,441	1,991	8,039	21,393	1.18	29,931	1,131	1,641	29,421	3.70

Total Investment Securities Available for Sale	$2,052,831	$3,138	$86,683	$1,969,286	5.08	$1,963,869	$4,991	$20,682	$1,948,178	5.00

						June 30, 2004
	June 30, 2005					(As Restated)
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government Sponsored Agencies:
After 5 to 10 years	$392,625	$4,920	$61	$397,484	4.27	$284,333	$2,508	$929	$285,912	4.68
Puerto Rico Government Obligations:
After 1 to 5 years	4,539	258	—	4,797	6.17	298	33	—	331	6.62
After 5 to 10 years	12,742	187	574	12,355	4.59	7,020	317	75	7,262	5.79
After 10 years	7,720	301	20	8,001	5.94	8,186	381	34	8,533	5.99

United States and Puerto Rico Government Obligations	417,626	5,666	655	422,637	4.33	299,837	3,239	1,038	302,038	4.74

Mortgage-backed Securities:
FHLMC certificates:
Within 1 year	—	—	—	—	—	1	—	—	1	5.68
After 1 to 5 years	2,132	52	—	2,184	6.42	2,929	146	—	3,075	6.37
After 5 to 10 years	1,724	88	—	1,812	8.08	2,775	170	—	2,945	8.14
After 10 years	7,274	240	—	7,514	5.59	3,296	170	—	3,466	6.86

	11,130	380	—	11,510	6.14	9,001	486	—	9,487	7.09

GNMA certificates:
After 1 to 5 years	1,102	23	—	1,125	6.37	999	47	—	1,046	5.91
After 5 to 10 years	340	13	—	353	6.64	1,082	60	—	1,142	6.90
After 10 years	477,953	5,427	13	483,367	5.14	124,174	1,854	2	126,026	4.08

	479,395	5,463	13	484,845	5.14	126,255	1,961	2	128,214	4.11

FNMA certificates:
After 1 to 5 years	118	3	—	121	7.53	53	3	—	56	8.27
After 5 to 10 years	184	10	—	194	8.98	394	37	—	431	8.35
After 10 years	1,160,794	12,020	110	1,172,704	5.13	974,084	6,887	185	980,786	4.68

	1,161,096	12,033	110	1,173,019	5.13	974,531	6,927	185	981,273	4.68

Mortgage pass-through certificates:
After 10 years	428	4	—	432	7.29	624	6	—	630	7.28

Mortgage-backed Securities	1,652,049	17,880	123	1,669,806	5.14	1,110,411	9,380	187	1,119,604	4.64

Corporate Bonds:
Within 1 year	20,000	—	—	20,000	4.44	20,000	600	—	20,600	6.37
After 1 to 5 years	3,360	2,122	—	5,482	7.63	20,875	1,752	—	22,627	2.74
After 5 to 10 years	3,396	986	—	4,382	7.81	375	688	—	1,063	7.74
After 10 years	22,858	1,024	1,221	22,661	7.44	—	—	—	—	—

Corporate bonds	49,614	4,132	1,221	52,525	6.27	41,250	3,040	—	44,290	4.54

Equity securities (without contractual maturity)	60,705	14,837	3,395	72,147	1.49	44,216	11,573	2,862	52,927	0.98

Total Investment Securities Available for Sale	$2,179,994	$42,515	$5,394	$2,217,115	4.91	$1,495,714	$27,232	$4,087	$1,518,859	4.55

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
     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004:

	As of June 30, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$390,717	$24,482	$—	$—	$390,717	$24,482
Puerto Rico Government Obligations	1,321	7	$12,878	$1,281	14,199	1,288
Mortgage-Backed Securities
FHLMC	834	1	4,049	258	4,883	259
GNMA	372,717	17,349	—	—	372,717	17,349
FNMA	855,980	31,999	43,222	1,847	899,202	33,846
Corporate Bonds	—	—	4,386	1,420	4,386	1,420
Equity Securities	14,898	8,039	—	—	14,898	8,039

	$1,636,467	$81,877	$64,535	$4,806	$1,701,002	$86,683

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$388,650	$4,289	$—	$—	$388,650	$4,289
Puerto Rico Government Obligations	—	—	13,440	720	13,440	720
Mortgage-Backed Securities
FHLMC	4,440	166	—	—	4,440	166
GNMA	369,231	1,959	—	—	369,231	1,959
FNMA	939,197	10,031	—	—	939,197	10,031
Corporate Bonds	8,711	1,876	—	—	8,711	1,876
Equity Securities	16,229	1,641	—	—	16,229	1,641

	$1,726,458	$19,962	$13,440	$720	$1,739,898	$20,682

	As of June 30, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$100,109	$61	$—	$—	$100,109	$61
Puerto Rico Government Obligations	8,644	515	4,921	79	13,565	594
Mortgage-Backed Securities
GNMA	1,628	13	—	—	1,628	13
FNMA	55,081	110	—	—	55,081	110
Corporate Bonds	8,190	1,221	—	—	8,190	1,221
Equity Securities	12,128	3,395	—	—	12,128	3,395

	$185,780	$5,315	$4,921	$79	$190,701	$5,394

	As of June 30, 2004
	(As Restated)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$95,304	$929	$—	$—	$95,304	$929
Puerto Rico Government Obligations	4,891	109	—	—	4,891	109
Mortgage-Backed Securities
GNMA	275	2	—	—	275	2
FNMA	89,962	185	—	—	89,962	185
Equity Securities	17,647	2,862	—	—	17,647	2,862

	$208,079	$4,087	$—	$—	$208,079	$4,087

     The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and (ii) U.S. Treasury and agencies securities. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. government. Principal and interest on these securities are therefore deemed recoverable. The Corporation’s policy is to review its investment portfolio for possible other-than temporary impairment, at least quarterly. At June 30, 2006, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary. The increase in the net unrealized loss position during 2006 was principally due to increases in interest rates and the corresponding decrease in prices.
     During the first six months of 2006, 2005 and 2004, the Corporation recorded other-than-temporary impairments of $2.9 million, $1.5 million and approximately $56,000, respectively, on certain equity securities held in its investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value at the date of the analyses.
     Total proceeds from the sale of securities available for sale during the six-month period ended June 30, 2006 amounted to approximately $22.8 million ( 2005 — $214.7 million ; 2004-$19.3 million). The Corporation realized gross gains of approximately $2.6 million and approximately $0.2 million in gross realized losses for the first six months of 2006 (2005 — $9.8 million in gross realized gains ; 2004-$4.6 million in gross realized gains and approximately $71,000 in gross realized losses).

Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity at June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004 were as follows:

	June 30, 2006					December 31, 2005
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$74,673	$27	$—	$74,700	4.86	$149,156	$48	$—	$149,204	3.97

Obligations of other U.S. Government Sponsored Agencies:
After 10 years	2,058,015	—	137,000	1,921,015	5.83	2,041,558	—	65,799	1,975,759	5.83
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	—	1	4,999	5.00	5,000	20	—	5,020	5.00
After 5 to 10 years	9,436	282	275	9,443	5.94	—	—	—	—	—
After 10 years	15,000	—	171	14,829	5.50	9,163	502	143	9,522	5.94

United States and Puerto Rico Government obligations	2,162,124	309	137,447	2,024,986	5.79	2,204,877	570	65,942	2,139,505	5.70

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	18,089	—	931	17,158	3.67	20,211	—	778	19,433	3.63

FNMA certificates:
After 5 to 10 years	16,188	—	807	15,381	3.79	18,418	—	602	17,816	3.79
After 10 years	1,090,719	—	59,971	1,030,748	4.36	1,195,082	—	35,277	1,159,805	4.32

Mortgage-backed securities	1,124,996	—	61,709	1,063,287	4.34	1,233,711	—	36,657	1,197,054	4.30

Total Investment Securities Held to Maturity	$3,287,120	$309	$199,156	$3,088,273	5.30	$3,438,588	$570	$102,599	$3,336,559	5.20

						June 30, 2004
	June 30, 2005					(As Restated)
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$—	$—	$—	$—	—	$69,987	$—	$8	$69,979	0.98

Obligations of other U.S. Government Sponsored Agencies:
Due within 1 year	14,889	—	15	14,874	3.25	14,975	—	4	14,971	1.11
After 10 years	2,362,419	2,497	7,508	2,357,408	5.86	2,344,592	—	89,394	2,255,198	5.31
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	41	—	5,041	5.00	5,000	148	—	5,148	5.00
After 10 years	8,899	512	145	9,266	5.94	8,394	571	124	8,841	5.93

United States and Puerto Rico Government obligations	2,391,207	3,050	7,668	2,386,589	5.84	2,442,948	719	89,530	2,354,137	5.16

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	22,956	—	599	22,357	3.63	30,659	—	977	29,682	3.51

FNMA certificates:
After 5 to 10 years	21,011	—	321	20,690	3.81	26,339	—	425	25,914	3.79
After 10 years	1,342,456	—	17,562	1,324,894	4.32	1,651,471	—	23,837	1,627,634	3.87

Mortgage-backed securities	1,386,423	—	18,482	1,367,941	4.30	1,708,469	—	25,239	1,683,230	3.86

Corporate Bonds:
Within 1 year	—	—	—	—	—	19,983	12	—	19,995	2.67

Total Investment Securities Held to Maturity	$3,777,630	$3,050	$26,150	$3,754,530	5.28	$4,171,400	$731	$114,769	$4,057,362	4.62

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.

     The following tables show the Corporation’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004.

	As of June 30, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$610,934	$36,688	$1,310,081	$100,312	$1,921,015	$137,000
Puerto Rico Government Obligations	19,828	172	3,715	275	23,543	447
Mortgage-Backed Securities
FHLMC	2,247	114	14,911	817	17,158	931
FNMA	—	—	1,046,129	60,778	1,046,129	60,778

	$633,009	$36,974	$2,374,836	$162,182	$3,007,845	$199,156

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$1,585,810	$40,379	$389,949	$25,420	$1,975,759	$65,799
Puerto Rico Government Obligations	3,746	143	—	—	3,746	143
Mortgage-Backed Securities
FHLMC	—	—	19,433	778	19,433	778
FNMA	11,771	339	1,165,849	35,540	1,177,620	35,879

	$1,601,327	$40,861	$1,575,231	$61,738	$3,176,558	$102,599

	As of June 30, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$944,732	$4,348	$400,586	$3,175	$1,345,318	$7,523
Puerto Rico Government Obligations	3,645	145	—	—	3,645	145
Mortgage-Backed Securities
FHLMC	535	16	21,822	583	22,357	599
FNMA	788,052	9,836	557,532	8,047	1,345,584	17,883

	$1,736,964	$14,345	$979,940	$11,805	$2,716,904	$26,150

	As of June 30, 2004
	(As restated)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
US Treasury Securities	$69,979	$8	$—	$—	$69,979	$8
Other U.S. Government Sponsored Agencies	1,624,447	64,969	645,722	24,429	2,270,169	89,398
Puerto Rico Government Obligations	3,478	124	—	—	3,478	124
Mortgage-Backed Securities
FHLMC	29,682	977	—	—	29,682	977
FNMA	1,653,548	24,262	—	—	1,653,548	24,262

	$3,381,134	$90,340	$645,722	$24,429	$4,026,856	$114,769

     Held-to-maturity securities in an unrealized loss position at June 30, 2006 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. Management believes that the unrealized losses in the held-to-maturity portfolio at June 30, 2006 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary.

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
     At June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004, there were investments in FHLB stock with book value of $22.0 million, $40.9 million, $73.1 million and $61.1 million respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities at June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004 was $1.7 million, $1.4 million, $1.4 million and $0.4 million, respectively.
7 — LOAN PORTFOLIO
     The following is a detail of the loan portfolio:

				June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$2,567,556	$2,245,272	$1,777,044	$1,105,614

Commercial loans:
Construction loans	1,560,580	1,137,118	715,971	374,845
Commercial mortgage loans	1,152,796	1,090,193	1,000,752	648,690
Commercial loans	2,441,329	2,421,219	2,295,216	1,708,971
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	992,586	3,676,314	4,211,687	2,708,896

Commercial loans	6,147,291	8,324,844	8,223,626	5,441,402

Finance leases	325,867	280,571	242,765	184,866

Consumer loans	1,783,902	1,733,569	1,580,501	1,235,075

Loans receivable	10,824,616	12,584,256	11,823,936	7,966,957
Allowance for loan and lease losses	(146,527)	(147,999)	(146,154)	(133,678)

Loans receivable, net	10,678,089	12,436,257	11,677,782	7,833,279
Loans held for sale	80,643	101,673	49,033	19,053

Total loans	$10,758,732	$12,537,930	$11,726,815	$7,852,332

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Bank subsidiary also lends in the U.S. and British Virgin Islands markets and in the state of Florida (USA). The Corporation has a significant lending concentration of $546.9 million in one mortgage originator in Puerto Rico at June 30, 2006. The Corporation has outstanding $445.7 million with another mortgage originator in Puerto Rico for total loans granted to mortgage originators amounting to $992.6 million at June 30, 2006. These commercial loans were secured by individual residential and commercial mortgage loans. The mortgage originators have always paid the loans in accordance with their terms and conditions of the loan agreements.
     Of the total net loans portfolio of $10.8 billion as of June 30, 2006, approximately 77% have credit risk concentration in Puerto Rico, 15% in the state of Florida and 8% in the Virgin Islands.

     On May 25, 2006, the Corporation entered into a series of credit agreements with Doral Financial Corporation (“Doral”) to formally document as secured borrowings the loan transfers between the parties that previously had been accounted for as sales. The terms of the credit agreements specified: (1) a floating interest payment based on a spread over 90-day LIBOR subject to a cap; (2) an amortization schedule tied to the scheduled amortization of the underlying mortgage loans subject to a maximum maturity of 10 years; (3) mandatory prepayments as a result of actual prepayments from the underlying mortgages; and (4) an option to Doral to prepay the loan without penalty at any time.
     On May 31, 2006, First BanCorp received a cash payment from Doral, substantially reducing the balance of approximately $2.9 billion in secured commercial loans to approximately $450 million as of that date. In connection with the repayment, the Corporation and Doral entered into a sharing agreement on May 25, 2006 with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that collateralized the commercial loans. First BanCorp agreed to reimburse Doral for 40% of the net losses incurred by Doral as a result of sales or securitization of the mortgages, subject to certain conditions and subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages. As a result of the loss sharing agreement and the partial extinguishment of the commercial loans by Doral, the Corporation recorded a net loss of $11.6 million during the second quarter of 2006.
8 – ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended
	June 30,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$152,596	$144,201	$130,357
Provision for loan and lease losses	9,354	11,075	13,200
Charge-offs	(16,812)	(10,998)	(11,281)
Recoveries	1,389	1,876	1,402

Balance at end of year	$146,527	$146,154	$133,678

	Six Month Period Ended
	June 30,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$147,999	$141,036	$126,378
Provision for loan and lease losses	28,730	22,029	26,400
Charge-offs	(33,261)	(21,597)	(21,977)
Recoveries	3,059	3,323	2,877
Other adjustments (1)	—	1,363	—

Balance at end of year	$146,527	$146,154	$133,678

(1)	Represents allowance for loan losses from the acquisition of Ponce General Corporation.
     The allowance for impaired loans is part of the allowance for loan and lease losses. These loans represent loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. At June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004, impaired loans had a related allowance as follows:

				As of
	As of	As of	As of	June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in thousands)
Impaired loans	$43,567	$59,801	$51,603	$66,767
Allowance for impaired loans	$6,329	$9,219	$14,185	$14,982
     Interest income in the amount of approximately $0.8 million, $1.9 million and $0.6 million was recognized on impaired loans for the quarters ended June 30, 2006, 2005 and 2004, respectively. Interest income in the amount of approximately $2.0 million, $2.6 million and $1.2 million was recognized on impaired loans for the six month period ended June 30, 2006, 2005 and 2004, respectively.
9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The primary market risk facing the Corporation is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of its assets or liabilities and the risk that net interest income from its loan and investment portfolios will change in response to changes in interest rates. The overall objective of the Corporation’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
     The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk related primarily to the values of its brokered CDs and medium-term notes.
Interest rate swap contracts that qualify for hedge accounting
     As part of the interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under the interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps that qualify for hedge accounting and unrealized gains and losses arising from changes in fair value of derivative instruments and hedged items are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being hedged.
     Effective April 3, 2006, the Corporation adopted the long- haul method of effectiveness testing under SFAS 133, for substantially all of the interest rate swaps that hedge its brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent that changes in the fair value of a derivative do not offset changes in the fair values of the hedged item due to changes in the hedged risk in the Consolidated Statements of Income.
     For interest rate swaps accounted for as a fair value hedges using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in the fair value of the debt attributable to the risk being hedged.
     First BanCorp’s implementation of the long-haul method resulted from its previously reported determination that it should not have used the short-cut method to account for interest rate swaps related to brokered CDs and medium- term notes because of technical issues involving the interpretation of the use of the method (refer to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s amended 2004 Annual Report on Form 10-K for additional information). Accordingly, prior to the implementation of the long-haul method, First BanCorp had reflected changes in the fair value of those swaps as well as swaps related to certain loans as non-hedging instruments through operations. Prior to the implementation of fair value hedge, the Corporation recorded unrealized losses in the valuation of derivative instruments of approximately $68.0 million for 2006. With respect to the brokered CDs and medium term notes (“hedge liabilities”) the basis differential between the market value and the book value of the hedged liabilities at the inception of fair value hedge accounting in the amount of approximately $200.0 million amortizes or accretes as a yield adjustment over the expected remaining term of the hedged liabilities as the changes in value since the inception of the long-haul method are recorded to the hedged liabilities. For the second quarter of 2006, the Corporation recorded an amortization of $1.3 million as a basis adjustment on the hedged liabilities.
     The Corporation recognized, as a reduction to interest expense, approximately $2.0 million for the quarter and six-months ended June 30, 2006, representing ineffectiveness on the hedges of its brokered CDs and medium-term notes that qualified as fair value hedges under SFAS 133.
Interest rate swap contracts not qualifying for hedge accounting
     Prior to April 3, 2006, the Corporation used interest rate swaps as economic hedges. These swaps either did not qualify for hedge accounting treatment or were not qualified by the Corporation for hedge accounting treatment. Changes in the fair value of these derivatives and the interest exchanged were recognized in earnings in the interest income or interest expense caption of the Consolidated Statements of Income depending upon whether an asset or liability was being economically hedged. At December 31, 2005, June 30, 2005 and June 30, 2004, all derivative instruments held by the Corporation were considered economic hedges as these did not qualify for hedge accounting under SFAS 133.

     The following table summarizes the notional amounts of all derivative instruments as of June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004:

	Notional amounts
				As of
	As of	As of	As of	June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$89,320	$109,320	$109,320	$113,165
Received fixed versus pay floating	5,457,923	5,751,128	4,850,107	3,579,521
Embedded written options	13,515	13,515	13,515	13,515
Purchased options	13,515	13,515	13,515	13,515
Written interest rate cap agreements	125,200	150,200	48,000	25,000
Purchased interest rate caps	348,897	386,750	475,299	25,000

	$6,048,370	$6,424,428	$5,509,756	$3,769,716

     The following table summarizes the notional amounts of all derivatives by the Corporation’s designation as of June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004:

	Notional amounts
				As of
	As of	As of	As of	June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in thousands)
Designated hedges:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$4,874,960	$—	$—	$—
Interest rate swaps used to hedge fixed and step rate notes payable	165,442	—	—	—

Total fair value hedges	$5,040,402	$—	$—	$—

Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit and loans	$506,841	$5,860,448	$4,959,427	$3,692,686
Embedded options on stock index deposits	13,515	13,515	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	13,515	13,515	13,515	13,515
Written interest rate cap agreements	125,200	150,200	48,000	25,000
Purchased interest rate cap agreements	348,897	386,750	475,299	25,000

Total derivatives not designated as hedge	$1,007,968	$6,424,428	$5,509,756	$3,769,716

Total	$6,048,370	$6,424,428	$5,509,756	$3,769,716

     As of June 30, 2006, derivatives qualifying for fair value hedge accounting with a negative fair value of $254.2 million were recorded as part of “Accounts payable and other liabilities” in the Consolidated Statements of Financial Condition. Changes in the fair value of hedged liabilities since the inception of hedge accounting were recorded to the hedged liabilities.
     As of June 30, 2006, derivatives not designated or not qualifying as a hedge with a positive fair value of $25.4 million (December 31, 2005 — $15.8 million; June 30, 2005 — $10.5 million; June 30, 2004 — $5.4 million) and with a negative fair value of $31.3 million (December 31, 2005 — $158.1 million; June 30, 2005 — $52.5 million; June 30, 2004 — $117.4 million) were recorded as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, in the Consolidated Statements of Financial Condition.

     The majority of the Corporation’s derivative instruments represent interest rate swaps and mainly convert long-term fixed-rate brokered CDs to a floating rate. A summary of the types of swaps used at June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004 follows:

				As of
	As of	As of	As of	June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$89,320	$109,320	$109,320	$113,165
Weighted average receive rate at period end	7.24%	6.41%	4.98%	3.39%
Weighted average pay rate at period end	6.51%	6.60%	6.60%	6.97%
Floating rates range from 187 to 251.5 basis points over 3-month LIBOR

Receive fixed/pay floating:
Notional amount	$5,457,923	$5,751,128	$4,850,107	$3,579,521
Weighted average receive rate at period end	4.99%	4.90%	4.98%	5.26%
Weighted average pay rate at period end	5.25%	4.37%	3.32%	1.35%
Floating rates range from 5 basis points under to 19.5 basis points over3 -month LIBOR
     Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (i.e., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.
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
10 – GOODWILL AND OTHER INTANGIBLES
     Goodwill at June 30, 2006 amounted to $28.7 million (December 31, 2005 — $28.7 million, June 30, 2005 — $27.3 million and June 30, 2004 — $0) and resulted primarily from the acquisition of Ponce General Corporation in 2005. No goodwill was written down during 2006, 2005 and 2004.
     At June 30, 2006, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $13.3 million, respectively, recognized as part of Other Assets in the Consolidated Statements of Financial Condition (December 31, 2005 — $41.2 million and $11.6 million, respectively ; June 30, 2005 — $41.2 million and $9.4 million, respectively ; June 30, 2004 — $23.9 million and $6.7 million, respectively). During the quarters ended June 30, 2006, 2005 and 2004, the amortization expense of core deposits amounted to $0.8 million, $0.9 million, and $0.6 million, respectively. For the six month periods ended June 30, 2006, 2005 and 2004, the amortization expense of core deposits amounted to $1.8 million, $1.5 million, and $1.2 million, respectively.
11 — DEPOSITS
     The following table summarizes deposit balances:

				As of
	As of	As of	As of	June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in thousands)
Non-interest bearing checking account deposits	$711,284	$811,006	$791,510	$601,854
Saving accounts	1,035,601	1,034,047	1,163,166	921,507
Interest-bearing checking accounts	389,086	375,305	399,512	316,579
Certificates of deposit	1,676,791	1,664,379	1,674,902	1,225,565
Brokered certificates of deposit	9,700,301	8,579,015	7,092,370	3,941,107

	$13,513,063	$12,463,752	$11,121,460	$7,006,612

     The interest expense on deposits includes the valuation to market of interest rate swaps that hedge brokered certificates of deposit, the related interest exchanged, the amortization of broker placement fees and the basis adjustment amortization on the brokered CDs designated under fair value hedges.
     The following are the components of interest expense on deposits:

	Quarter ended			Six month period ended
			June 30,			June 30,
	June 30,	June 30,	2004	June 30,	June 30,	2004
	2006	2005	(As Restated)	2006	2005	(As Restated)
			(Dollars in thousands)
Interest expense on deposits	$143,801	$67,736	$26,154	$261,053	$114,337	$52,703
Amortization of broker placement fees	4,756	2,796	1,696	8,705	6,447	6,490

Interest expense on deposits excluding unrealized loss (gain) on derivatives (designated and undesignated hedges) and amortization of basis adjustment on fair value hedges	148,557	70,532	27,850	269,758	120,784	59,193
Unrealized loss (gain) on derivatives (designated and undesignated hedges)	7,318	(72,826)	88,097	72,955	(29,096)	43,374
Amortization of basis adjustment on fair value hedges	1,279	—	—	1,279	—	—

Total interest expense on deposits	$157,154	$(2,294)	$115,947	$343,992	$91,688	$102,567

     Total interest expense on deposits includes interest exchanged on interest rate swaps that hedge designated and undesignated brokered certificates of deposit that for the quarter and six month period ended June 30, 2006 amounted to net interest incurred of $1.8 million and net interest realized of $1.7 million, respectively (2005 – net interest realized for the quarter and six month period of $20.5 million and $45.1 million, respectively ; 2004 – net interest realized for the quarter and six month period of $31.7 million and $62.0 million, respectively).

12 – NOTES PAYABLE
     Notes payable consist of:

				June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in Thousands)
Callable fixed rate notes, bearing interest at 6.00%, maturing on October 1, 2024	$147,169	$149,456	$149,448	$—

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% maturing on October 18, 2019	15,206	15,245	15,238	—

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,966	6,752	6,378	6,535

Series B maturing on May 27, 2011	7,510	7,240	6,862	6,821

Callable fixed rate notes, bearing interest at 6.40%, maturing on June 1, 2019	—	—	—	29,883

Callable fixed rate notes, bearing interest at 6.40%, maturing on July 1, 2019	—	—	—	99,500

Callable step-up fixed rate notes, bearing interest at 4.90%, maturing on July 1, 2014	—	—	—	9,875

	$176,851	$178,693	$177,926	$152,614

13 – OTHER BORROWINGS
     Other borrowings consist of:

				June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in Thousands)
Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.75% over 3-month LIBOR (8.15% at June 30, 2006 7.25% at December 31, 2005, 6.17% at June 30, 2005 and 3.93% at June 30, 2004)	$102,804	$102,756	$102,707	$102,610

Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.50% over 3-month LIBOR (7.91% at June 30, 2006 7.00% at December 31, 2005 and 5.94% at June 30, 2005)	128,866	128,866	128,866	—

Loan payable to a local financial institution due in July 2004, interest bearing at 1.375%	—	—	—	45,167

	$231,670	$231,622	$231,573	$147,777

14 – SUBORDINATED NOTES
     On December 20, 1995, the Corporation issued 7.63% subordinated capital notes in the amount of $100 million maturing on December 20, 2005. The notes were issued at a discount. At June 30, 2006, there was no outstanding balance as the notes payable were paid at their maturity date of December 20, 2005 ( carrying value of $82.6 million as of June 30, 2005 and $82.0 million as of June 30, 2004). Interest on the notes was paid semiannually and at maturity. The notes represented unsecured obligations of the Corporation ranking subordinate in right of payment to all existing and future senior debt including the claims of depositors and other general creditors. The notes could not be redeemed prior to their maturity.
15 – INCOME TAXES
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
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%, except that in years 2005 and 2006, an additional transitory tax rate of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved a transitory tax rate of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005. On May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act as amended, such as First Bank Puerto Rico ( “First Bank” or the  “Bank”), which raised the maximum statutory tax rate to 43.5% for taxable years that commenced during calendar year 2006. For taxable years beginning after December

31, 2006, the maximum statutory tax rate will be 39%. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
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
     For the six month period ended June 30, 2006, the Corporation’s provision for income tax was $4.3 million compared to $38.3 million and $4.9 million for the same period in 2005 and 2004, respectively. The decrease in income tax expense for the first half of 2006 as compared to the first six months of 2005 was mainly due to an increase in deferred tax benefits resulting principally from higher unrealized losses on derivative instruments. For the first six months of 2006, the Corporation recognized a deferred tax benefit of $26.5 million compared to a deferred tax provision of $6.8 million for the same period in 2005. The increase in income tax expense for the first half of 2005 as compared to the same period in 2004 was mainly due to a decrease in deferred tax benefits resulting principally from unrealized gains on derivative instruments coupled with an increase in the current tax provision. For the first six months of 2005, the Corporation recognized a deferred tax provision of $6.8 million compared to a deferred tax benefit of $23.0 million recognized for the same period in 2004.
     The Corporation evaluated its ability to realize its deferred tax assets and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax assets will not be realized and, thus, established a valuation allowance of $4.7 million as of June 30, 2006. At June 30, 2006, the deferred tax asset, net of the valuation allowance, amounted to approximately $162.5 million compared to $68.5 million at June 30, 2005 and $91.4 million at June 30, 2004. At June 30, 2005 and 2004, based on the Corporation’s analysis and available evidence, the Corporation did not establish a valuation allowance.
16 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. At June 30, 2006, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
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

The following table presents information about the reportable segments (in thousands):

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
For the quarter ended June 30, 2006:
Interest income	$36,528	$50,539	$132,974	$96,218	$28,184	$344,443
Net (charge) credit for transfer of funds	(26,269)	28,134	(87,038)	90,114	(4,941)	—
Interest expense	—	(17,902)	—	(194,388)	(5,915)	(218,205)

Net interest income (loss)	10,259	60,771	45,936	(8,056)	17,328	126,238

(Provision) recovery for loan and lease losses	(3,261)	368	865	—	(7,326)	(9,354)
Other income (loss)	450	5,909	(9,513)	64	4,873	1,783
Direct operating expenses	(3,790)	(21,259)	(3,323)	(1,425)	(11,170)	(40,967)

Segment income (loss)	$3,658	$45,789	$33,965	$(9,417)	$3,705	$77,700

Average earnings assets	$2,270,072	$1,934,608	$6,922,171	$7,563,499	$1,127,120	$19,817,470

For the quarter ended June 30, 2005:
Interest income	$25,932	$42,765	$83,128	$74,744	$22,588	$249,157
Net (charge) credit for transfer of funds	(15,875)	18,501	(57,594)	58,815	(3,847)	—
Interest expense	—	(12,614)	—	(39,992)	(3,480)	(56,086)

Net interest income	10,057	48,652	25,534	93,567	15,261	193,071

(Provision) recovery for loan and lease losses	(1,033)	(8,703)	1,788	—	(3,127)	(11,075)
Other income (loss)	3,076	5,504	1,430	(1,012)	4,421	13,419
Direct operating expenses	(3,818)	(18,590)	(1,923)	(1,144)	(8,495)	(33,970)

Segment income	$8,282	$26,863	$26,829	$91,411	$8,060	$161,445

Average earnings assets	$1,545,849	$1,658,446	$7,266,154	$6,095,977	$874,534	$17,440,960

For the quarter ended June 30, 2004 (As Restated):
Interest income	$18,188	$33,508	$43,580	$53,954	$11,372	$160,602
Net (charge) credit for transfer of funds	(11,750)	14,008	(18,184)	17,901	(1,975)	—
Interest expense	—	(9,926)	—	(145,692)	—	(155,618)

Net interest income (loss)	6,438	37,590	25,396	(73,837)	9,397	4,984

(Provision) recovery for loan and lease losses	(175)	(9,939)	413	—	(3,499)	(13,200)
Other income	223	5,312	2,600	731	3,280	12,146
Direct operating expenses	(2,456)	(16,076)	(1,742)	(800)	(4,406)	(25,480)

Segment income (loss)	$4,030	$16,887	$26,667	$(73,906)	$4,772	$(21,550)

Average earnings assets	$1,049,551	$1,290,103	$4,871,389	$5,504,959	$279,383	$12,995,385

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
For the six-month period ended June 30, 2006:
Interest income	$71,852	$100,512	$267,422	$177,174	$55,188	$672,148
Net (charge) credit for transfer of funds	(49,806)	53,205	(176,169)	182,140	(9,370)	—
Interest expense	—	(33,933)	—	(427,905)	(11,253)	(473,091)

Net interest income	22,046	119,784	91,253	(68,591)	34,565	199,057

(Provision) recovery for loan and lease losses	(3,587)	(12,917)	33	—	(12,259)	(28,730)
Other (loss) income	(104)	11,745	(8,595)	(846)	10,171	12,371
Direct operating expenses	(7,375)	(42,672)	(8,562)	(3,281)	(21,651)	(83,541)

Segment income (loss)	$10,980	$75,940	$74,129	$(72,718)	$10,826	$99,157

Average earnings assets	$2,203,199	$1,935,327	$7,290,553	$6,980,564	$1,102,771	$19,512,354

For the six-month period ended June 30, 2005:
Interest income	$48,660	$81,703	$162,644	$133,396	$35,131	$461,534
Net (charge) credit for transfer of funds	(30,070)	35,357	(103,868)	105,020	(6,439)	—
Interest expense	—	(23,618)	—	(176,089)	(3,480)	(203,187)

Net interest income	18,590	93,442	58,776	62,327	25,212	258,347

Provision for loan and lease losses	(1,494)	(12,519)	(3,807)	—	(4,209)	(22,029)
Other income	3,588	10,262	2,713	8,590	8,517	33,670
Direct operating expenses	(7,340)	(36,203)	(5,036)	(2,375)	(13,882)	(64,836)

Segment income	$13,344	$54,982	$52,646	$68,542	$15,638	$205,152

Average earnings assets	$1,444,535	$1,600,327	$6,974,788	$5,493,371	$605,390	$16,118,411

For the six-month period ended June 30, 2004 (As Restated):
Interest income	$36,678	$66,519	$84,976	$100,776	$22,470	$311,419
Net (charge) credit for transfer of funds	(23,368)	25,312	(32,357)	34,174	(3,761)	—
Interest expense	—	(19,893)	—	(157,756)	—	(177,649)

Net interest income (loss)	13,310	71,938	52,619	(22,806)	18,709	133,770

Provision for loan and lease losses	(440)	(15,229)	(6,159)	—	(4,572)	(26,400)
Other income	1,799	15,361	3,929	5,945	6,076	33,110
Direct operating expenses	(4,807)	(31,167)	(3,810)	(1,450)	(8,658)	(49,892)

Segment income (loss)	$9,862	$40,903	$46,579	$(18,311)	$11,555	$90,588

Average earnings assets	$1,033,092	$1,265,410	$4,699,943	$5,088,707	$273,786	$12,360,938

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended
	June 30,
			2004
	2006	2005	(As Restated)
Net income:
Total income (loss) for segments and other	$77,700	$161,445	$(21,550)
Other operating expenses	(30,073)	(22,103)	(20,105)

Income before income taxes	47,627	139,342	(41,655)
Income tax (expense) benefit	(15,824)	(41,936)	23,463

Total consolidated net income (loss)	$31,803	$97,406	$(18,192)

Average assets:
Total average earning assets for segments	$19,817,470	$17,440,960	$12,995,385
Average non- earning assets	744,490	594,079	450,978

Total consolidated average assets	$20,561,960	$18,035,039	$13,446,363

	Six-month Period Ended
	June 30,
			2004
	2006	2005	(As Restated)
Net income:
Total income for segments and other	$99,157	$205,152	$90,588
Other operating expenses	(59,237)	(44,244)	(38,423)

Income before income taxes	39,920	160,908	52,165
Income taxes	(4,254)	(38,287)	(4,927)

Total consolidated net income	$35,666	$122,621	$47,238

Average assets:
Total average earning assets for segments	$19,512,354	$16,118,411	$12,360,938
Average non- earning assets	707,886	524,210	407,239

Total consolidated average assets	$20,220,240	$16,642,621	$12,768,177

17. COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell and purchase mortgage loans at fair value. As of June 30, 2006, commitments to extend credit amounted to approximately $1.9 billion and stand by letters of credit amounted to approximately $105.2 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     As of June 30, 2006, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations, except as described below.

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
     The Corporation expects to seek recovery of a total of approximately $14.75 million from its insurance companies and from former executives of the Corporation. Since agreements with the insurance carriers have not been executed, the Corporation cannot provide assurances that the monies from the insurance carriers will be received and consequently, the Coporation has not made accruals for any potential payment from its insurance carriers.
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

18 – FIRST BANCORP (Holding Company Only) Financial Information
          The following condensed financial information presents the financial position of the Holding Company only at June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004 and the results of its operations for the quarter and six-month period ended on June 30, 2006, 2005 and 2004.

				As of
	As of	As of	As of	June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in thousands)
Assets

Cash and due from banks	$16,748	$2,772	$16,058	$29,102
Money market instruments	300	300	69,100	51,569
Investment securities available for sale, at market:
Equity investments	21,394	29,421	68,420	50,836
Other equity securities	1,425	1,425	1,375	375
Loans receivable, net	68,845	74,914	84,429	102,024
Investment in FirstBank Puerto Rico, at equity	1,285,404	1,316,380	1,236,075	1,036,318
Investment in FirstBank Insurance Agency, at equit	2,588	5,953	4,141	1,784
Investment in Ponce General Corporation, at equity	100,359	105,907	103,667	—
Investment in PR Finance, at equity	2,550	3,005	2,519	—
Accrued interest receivable	387	363	429	358
Investment in FBP Statutory Trust I	3,093	3,093	3,093	—
Investment in FBP Statutory Trust II	3,866	3,866	3,866	—
Other assets	32,689	29,758	821	5,662

Total assets	$1,539,648	$1,577,157	$1,593,993	$1,278,028

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,670	$295,446	$303,499	$197,377
Accounts payable and other liabilities	148,555	83,870	1,512	882

Total liabilities	380,225	379,316	305,011	198,259

Stockholders’ equity	1,159,423	1,197,841	1,288,982	1,079,769

Total liabilities and stockholders’ equity	$1,539,648	$1,577,157	$1,593,993	$1,278,028

			Quarter Ended
	Quarter Ended	Quarter Ended	June 30,
	June 30,	June 30,	2004
	2006	2005	(As Restated)
	(Dollars in thousands)
Income:
Interest income on investment securities	$—	$262	$90
Interest income on other investments	164	603	169
Interest income on loans	1,032	1,048	381
Dividend from FirstBank Puerto Rico	1,961	16,886	15,410
Dividend from other subsidiaries	9,500	240	2,770
Other income	134	271	180

	12,791	19,310	19,000

Expense:
Federal funds purchased and repurchase agreements	—	—	2
Notes payable and other borrowings	4,522	3,980	870
Interest on funding to subsidiaries	1,227	—	—
Other operating expenses	1,288	390	197

	7,037	4,370	1,069

(Loss) gain on sale of investments, net	(817)	(1,181)	552

Income before income tax provision and equity in undistributed earnings (loss) of subsidiaries	4,937	13,759	18,483

Income tax provision	(1,925)	(26)	(29)

Equity in undistributed earnings (loss) of subsidiaries	28,791	83,673	(36,646)

Net income (loss)	$31,803	$97,406	$(18,192)

	Six-month Period Ended	Six-month Period Ended	June 30,
	June 30,	June 30,	2004
	2006	2005	(As Restated)
	(Dollars in thousands)
Income:
Interest income on investment securities	$178	$342	$241
Interest income on other investments	167	1,722	291
Interest income on loans	2,085	2,032	446
Dividend from FirstBank Puerto Rico	19,088	33,631	30,320
Dividend from other subsidiaries	13,500	240	2,770
Other income	258	474	229

	35,276	38,441	34,297

Expense:
Federal funds purchased and repurchase agreements	—	—	2
Notes payable and other borrowings	8,668	7,516	871
Interest on funding to subsidiaries	1,969	—	—
(Recovery) provision for loan losses	(71)	—	—
Other operating expenses	2,544	648	391

	13,110	8,164	1,264

(Loss) gain on sale of investments, net	(1,850)	1,780	3,915

Income before income tax provision and equity in undistributed earnings of subsidiaries	20,316	32,057	36,948

Income tax provision	(837)	(34)	(74)

Equity in undistributed earnings of subsidiaries	16,187	90,598	10,364

Net income	$35,666	$122,621	$47,238

19. SUBSEQUENT EVENTS
Following the close of the second quarter of 2006, a number of events have occurred including:
•	Effective January 1, 2007, the Corporation elected to early adopt SFAS 159 for the callable brokered CDs and a portion of the callable medium-term notes that were previously recognized under the long-haul method as hedged against certain interest rate swaps under SFAS 133. Refer to Note 2 for additional information on the adoption of SFAS 159.

•	In February 2007, the Corporation entered into various agreements with R&G relating to prior transactions originally treated as purchases of mortgages and pass-through trust certificates from R&G subsidiaries. First, through a mortgage payment agreement, R&G paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier has outstanding with the Corporation. In addition, the remaining balance of approximately $271 million was re-documented as a secured loan from the Corporation to R&G. Second, R&G and the Corporation amended various agreements involving approximately $218 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes. The agreements enable First BanCorp to fulfill the remaining requirement of the Consent Order signed with banking regulators relating to the mortgage-related transactions with R&G that First BanCorp recharacterized for accounting and legal purposes as commercial loans secured by the mortgage loans and pass-through trust certificates.

•	During the first quarter of 2007, the Corporation announced that it had entered into a definitive agreement to issue approximately 9.250 million shares of its common stock to The Bank of Nova Scotia (“Scotiabank”), through a private placement offering, valuing the stock at $10.25 per share for a total purchase price of approximately $94.8 million. The valuation reflects a premium of approximately 5% over the volume weighted- average closing share price over the 30 trading-day period ending January 30, 2007. After the investment, Scotiabank will hold approximately 10% of First BanCorp’s currently outstanding common shares. The original agreement provided that the agreement may be terminated at any time prior to the closing by either the Corporation or Scotiabank if the closing did not occur by July 31, 2007 (the “Termination Date”). The agreement was subsequently amended to change the Termination Date to August 31, 2007. On August 9, 2007, First BanCorp announced the approval by the Federal Reserve Board of the private placement offering with Scotiabank.

•	On August 1, 2007, the United States District Court for the District of Puerto Rico issued a “Preliminary Order” approving the stipulation of settlement filed in connection with the proposed settlement of the class action lawsuit brought on behalf of First BanCorp’s shareholders against the Corporation in the amount of $74.25 million.

The effectiveness of a final order to be issued by the Court is subject to:

- The payment of $61 million to be deposited by First BanCorp in a settlement fund within fifteen calendar days of the date of issuance of the “Preliminary Order;” and

- The mailing of a notice to shareholders that describes the general terms of the settlement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Restatement of Previously Issued Financial Statements
          On September 26, 2006, First BanCorp filed with the SEC its amended 2004 Annual Report on Form 10-K/A, which included a restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002 (the “2004 restatement”). This Quarterly Report on Form 10-Q includes financial information for the quarter ended June 30, 2004, as restated. The restatement reflects adjustments necessary to correct accounting errors relating to the following:
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
          In addition, with the filing of its 2006 Annual Report on Form 10-K, First BanCorp restated its 2005 and 2004 Statements of Cash Flows due to some incorrect classifications. The classification errors related to three main items: 1) the treatment of discounts and the related accretion activity on certain investment securities, 2) the classification of cash flows from the disposition of repossessed assets, and 3) purchases of zero coupon bonds and agency discount notes amounts presented as part of investing activities.
          The filing of this Quarterly Report on Form 10-Q was delayed because of the time required to complete the 2004 restatement. For more information on the Corporation’s 2004 restatement, refer to Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements—” in the Corporation’s amended 2004 Annual Report on Form 10-K. For more information on the Corporation’s 2006 restatement, refer to Item 8, Financial Statements and Supplementary Data, Note 1 “— Restatement of 2005 and 2004 Consolidated Statements of Cash Flows—” to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s 2006 Annual Report on Form 10-K. For more information on the impact of the 2004 and 2006 restatements on the Corporation’s financial statements for the quarter and six month period ended June 30, 2004, refer to Note 1 to the accompanying unaudited interim consolidated financial statements contained in this Quarterly Report on Form 10-Q.

SELECTED FINANCIAL DATA
(In thousands except for per share and financial ratios results)

	Quarter ended			Six Month Period Ended
	June 30,			June 30,
	2006	2005	2004	2006	2005	2004
			(As Restated)			(As Restated)
Condensed Income Statements:
Total interest income	$344,443	$249,157	$160,602	$672,148	$461,534	$311,419
Total interest expense	218,205	56,086	155,618	473,091	203,187	177,649
Net interest income	126,238	193,071	4,984	199,057	258,347	133,770
Provision for loan and lease losses	9,354	11,075	13,200	28,730	22,029	26,400
Non-interest income	1,783	13,419	12,146	12,371	33,670	33,110
Non-interest expenses	71,040	56,073	45,585	142,778	109,080	88,315
Income (Loss) before income taxes	47,627	139,342	(41,655)	39,920	160,908	52,165
Income tax (expense) benefit	(15,824)	(41,936)	23,463	(4,254)	(38,287)	(4,927)
Net income (loss)	31,803	97,406	(18,192)	35,666	122,621	47,238
Net income (loss) attributable to common stockholders	21,734	87,337	(28,261)	15,528	102,483	27,100
Per Common Share Results (1):
Net income (loss) per share basic	$0.26	$1.08	$(0.35)	$0.19	$1.27	$0.34
Net income (loss) per share diluted	$0.26	$1.05	$(0.35)	$0.19	$1.23	$0.33
Cash dividends declared	$0.07	$0.07	$0.06	$0.14	$0.14	$0.12
Average shares outstanding	83,254	80,852	80,430	82,410	80,818	80,280
Average shares outstanding diluted	83,412	82,872	80,430	82,908	83,141	82,752
Book value per share	7.32	9.14	6.59	7.32	9.14	6.59

Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.62	2.17	(0.54)	0.36	1.49	0.74
Interest Rate Spread	2.28	3.03	2.91	2.46	2.99	2.93
Net Interest Margin	2.73	3.37	3.20	2.91	3.34	3.24
Return on Average Total Equity	10.91	31.66	(6.64)	6.05	20.34	8.61
Return on Average Common Equity	14.08	51.22	(20.63)	4.90	31.04	9.88
Average Total Equity to Average Total Assets	5.69	6.84	8.18	5.88	7.31	8.62
Dividend payout ratio	26.81	6.48	(17.08)	74.93	11.04	35.58
Efficiency ratio (2)	55.49	27.16	266.10	67.53	37.35	52.92
Asset Quality:
Allowance for loan and lease losses to loans receivable	1.35	1.24	1.68	1.35	1.24	1.68
Net charge-offs (annualized) to average loans	0.50	0.32	0.52	0.48	0.34	0.52
Provision for loan and lease losses to net charge-offs	0.61	1.21	1.34	0.95	1.21	1.38
Other Information:
Common Stock Price: End of period (1)	$9.30	$20.08	$20.38	$9.30	$20.08	$20.38

				As of
	As of	As of	As of	June 30,
	June 30,	December 31,	June 30,	2004
	2006	2005	2005	(As Restated)
Balance Sheet Data:
Loans and loans held for sale	$10,905,259	$12,685,929	$11,872,969	$7,986,010
Allowance for loan and lease losses	146,527	147,999	146,154	133,678
Money market and investment securities	8,641,981	6,653,925	6,493,229	6,197,032
Total assets	20,180,878	19,917,651	18,814,278	14,489,149
Deposits	13,513,063	12,463,752	11,121,460	7,006,612
Borrowings	4,625,207	5,750,197	6,147,149	5,963,429
Total common equity	609,323	647,741	738,882	529,669
Total equity	1,159,423	1,197,841	1,288,982	1,079,769

1-	Adjusted to reflect two-for-one stock split effective June 30, 2005.

2-	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring items and changes in the fair value of derivative instruments.

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
          As previously reported, on March 31, 2005, the Corporation completed the acquisition of 100% of the outstanding common shares of Ponce General Corporation, the holding company of FirstBank Florida (formerly known as Unibank) a thrift subsidiary, and Ponce Realty. This acquisition will allow First BanCorp to build a larger platform in Florida from which to initiate further expansion into the United States. As of March 31, 2005, excluding the effects of purchase accounting entries, Ponce General had approximately $546.2 million in assets and $439.1 million in deposits. Ponce General assets were mainly comprised of $476.0 million in loans ($425.8 million – commercial and residential mortgage loans; $28.2 million – commercial and construction loans; and $22.1 million – consumer loans). In connection with the purchase, the Corporation paid a cash premium of approximately $36 million that was mainly allocated to core deposit intangibles and goodwill.
          For the quarter ended June 30, 2006, the Corporation’s net income amounted to $31.8 million, compared to a net income of $97.4 million and a net loss of $18.2 million for the quarters ended June 30, 2005 and 2004, respectively. For the quarter ended June 30, 2006, diluted earnings per common share amounted to $0.26, compared to diluted earnings per common share of $1.05 and losses per common share of $0.35, for the comparable period in 2005 and 2004, respectively. Return on average assets and return on average common equity were 0.62% and 14.08% respectively, for the quarter ended June 30, 2006 as compared to 2.17% and 51.22% and (0.54)% and (20.63)%, respectively, for the same quarter of 2005 and 2004, respectively. The Corporation’s financial performance for the second quarter of 2006, as compared to the second quarter of 2005, was principally impacted by: (1) positive variances in the valuation of derivative instruments, (2) a loss of $11.6 million on the partial extinguishment of certain secured commercial loan to a local financial institution, and (3) higher non-interest expenses, primarily professional fees associated with the Audit Committee’s review and the restatement process.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended June 30, 2006 included the following:
•	For the quarter ended June 30, 2006, the Corporation’s operations resulted in a net income of $31.8 million, compared to net income of $97.4 million and a net loss of $18.2 million for the quarters ended June 30, 2005 and 2004, respectively. After payment of preferred stock dividends, the Corporation’s net income available to common stockholders amounted to $21.7 million for the second quarter of 2006, $87.3 million for the second quarter of 2005, and a net loss attributable to common stockholders of $28.3 million for the second quarter of 2004.

•	Diluted earnings per common share for the quarter ended June 30, 2006 was $0.26, compared to diluted earnings per common share of $1.05 and losses per common share of $0.35 for the quarters ended June 30, 2005 and 2004, respectively.

•	Net interest income for the quarters ended June 30, 2006, 2005, and 2004 was $126.2 million, $193.1 million, and $5.0 million, respectively. Net interest income fluctuated significantly due to changes in the valuation of derivative instruments. For the quarter ended June 30, 2006, the Corporation recorded net unrealized losses of $2.1 million in the valuation of derivative instruments, compared to net unrealized gains of $63.4 million and unrealized losses of $84.9 million for the same period in 2005 and 2004, respectively. Refer to the “Net Interest Income” discussion below for further details.

On a tax equivalent basis, excluding the changes in the fair values of derivative instruments, the ineffective portion resulting from fair value hedge accounting as well as the basis adjustment amortization or accretion (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below), net interest income for the quarters ended June 30, 2006, 2005, and 2004 was $136.2 million, $147.4 million, and $104.2 million, respectively. The decrease in tax equivalent net interest income, when excluding the changes in the fair values of derivative instruments, the ineffective portion resulting from fair value hedge accounting as well as the basis adjustment amortization or accretion, was principally due to margin compressions due to the flattening of the yield curve and fluctuations in net interest incurred on interest rate swaps. The interest margin on a tax equivalent basis was 2.73% for the quarter ended June 30, 2006, compared to 3.37% and 3.20% for the same periods in 2005 and 2004, respectively. The decrease in the Corporation’s net interest margin on a tax equivalent basis has been particularly significant with respect to the Corporation’s portfolio of investment securities. The interest rate spread on the Corporation’s portfolio of investment securities, (allocating a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds) was approximately 0.65% for the quarter ended June 30, 2006 compared to 2.18% for the quarter ended June 30, 2005. Increases in short-term rates resulted in a change in net interest settlements on interest rate swaps included as part of interest expense. For the quarter ended June 30, 2006, the net interest settlement on such interest rate swaps resulted in additional charges of $1.8 million to interest expense, compared to benefits of $20.5 million recognized as a reduction to interest expense for the same period in 2005, as the rates paid by the Corporation under the variable portion of the swaps exceeded the rates received by the Corporation under the fixed portion of the swap.

The increase in tax equivalent net interest income for 2005, compared to 2004, was mainly driven by higher average balance of loans receivable, particularly residential real estate loans, coupled with an increase in the Corporation’s net margin, offset in part by a decrease in net interest realized on interest rate swaps.

•	For the quarter ended June 30, 2006, the Corporation provided $9.4 million for loan and lease losses, compared to $11.1 million and $13.2 million for quarters ended June 30, 2005 and 2004, respectively. The decrease for the second quarter of 2006 principally reflects a reduction in the Corporation’s commercial loans due to the payment of $2.4 billion received from a local financial institution substantially reducing the amount of secured commercial loans outstanding, offset in part by increasing trends in non-performing loans experienced during 2006. The decrease in the provision for loan and lease losses during 2005 was due in part to the stability experienced in non-performing loans coupled with the seasoning of the corporate commercial loans portfolio and a decrease in net charge-offs.

•	Non-interest income for the second quarter of 2006 was $1.8 million, compared to $13.4 million and $12.1 million for the same periods in 2005 and 2004, respectively. The decrease in non-interest income for the second quarter of 2006, compared to 2005, was mainly attributable to a loss of $11.6 million recorded on the partial extinguishment of a secured commercial loan to a local financial institution offset in part by higher net gains on investments. The increase during 2005 compared to 2004 was principally due to increases in mortgage banking activities income associated with a higher volume of sales, and higher insurance income partially offset by a decrease in other commissions and fees income.

•	Non-interest expenses for the second quarter of 2006 amounted to $71.0 million, compared to $56.1 million and $45.6 million, for the same period in 2005 and 2004, respectively. The increase in non-interest expenses for 2006 compared to 2005 was mainly due to increases in professional fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal and regulatory matters as well as increases in employees’ compensation and benefits and occupancy and equipment expenses. The increase in non-interest expenses for the second quarter of 2005 compared to 2004 mainly reflects increases in employees’ compensation and benefits, occupancy and equipment, professional fees, and servicing and processing fees.

•	For the quarter ended June 30, 2006, the Corporation reported an income tax expense of $15.8 million, compared to an income tax expense of $41.9 million and an income tax benefit of $23.5 million for the quarters ended June 30, 2005 and 2004, respectively. The decrease in provision for income taxes for the second quarter of 2006, as compared to the second quarter of 2005, was mainly due to an increase in deferred tax benefits mainly as a result of variances in the valuation of derivative instruments. The income tax expense for 2005 compared to a tax benefit recorded in 2004 was mainly due to increases in deferred tax expenses associated with unrealized gains on derivative instruments.

•	Total assets at June 30, 2006 amounted to $20.2 billion, an increase of $0.3 billion, $1.4 billion and $5.7 billion as compared to total assets as of December 31, 2005, June 30, 2005 and 2004, respectively. The increase at June 30 2006 compared to balances at December 31, 2005 and June 30, 2005 was mainly the result of increases in money market instruments partially offset by decreases in the Corporation’s loans and investments portfolio. The decrease in the Corporation’s loans portfolio was due to the payment received on a secured commercial loan extended to a local financial institution. A portion of such proceeds was used to fund temporarily the increase in short-term investment, mainly money market instruments. The decrease in investment securities was due to the Corporation’s decision to deleverage its balance sheet by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities. The deleverage of the investment portfolio was influenced, among other things, by the flat-to-inverted yield curve. Also, the Corporation decided to use proceeds from the payment received on secured commercial loans to repay, during the second half of 2006, higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an interest yield lower than the Corporation’s cost of funds. The increase at June 30, 2005, compared to balances at June 30, 2004, was mainly due to increases in the Corporation’s loan portfolio, in particular residential real estate, commercial, construction and consumer loans.

•	Total liabilities at June 30, 2006 were $19.0 billion, an increase of $0.3 billion, $1.5 billion, and $5.6 billion as compared to balances as of December 31, 2005, June 30, 2005, and 2004, respectively. The increase in total liabilities was mainly due to increases in interest bearing deposits, mainly brokered CDs, partially offset by decreases in FHLB advances and federal funds purchased and securities sold under agreements to repurchase. During 2005, the Corporation experienced a significant increase in brokered CDs as short-term brokered CDs were issued to fund the Corporation’s growth and to replace advances from the Federal Home Loan Bank.

•	Total loan production for the quarter ended June 30, 2006 was $1.3 billion, compared to $1.7 billion and $1.1 billion, for the second quarter of 2005 and 2004, respectively. The decrease in loan production for 2006 compared to 2005 was mainly due to decreases in residential real estate, commercial, construction, and consumer loan originations, mainly due to higher prevailing interest rates, deteriorating economic conditions and stricter underwriting standards.

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
Recently Adopted Accounting Pronouncement
          Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS No. 133, for substantially all of the interest rate swaps that hedge its brokered CDs and medium-term notes (collectively, the “hedged liabilities”). The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent that changes in the fair value of derivatives do not offset changes in the fair values of the debt due to changes in the hedged risk.
          For interest rate swaps accounted for as fair value hedges using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in the fair value of the debt attributable to the risk being hedged (“the ineffective portion”). Changes in the value of the Corporation’s brokered CDs and medium-term notes should substantially offset the changes in the value of the interest rate swaps. After adoption of hedge accounting, the ineffective portion is recorded as part of interest expense.
          First BanCorp’s implementation of the long-haul method resulted from its previously reported determination that it should not have used the short-cut method to account for interest rate swaps related to brokered CDs and medium-term notes because of technical issues involving the interpretation of the use of the method (refer to First Bancorp audited Consolidated Financial Statements, included in the Corporation’s 2004 Annual Report on Form 10-K/A for additional information). Accordingly, First BanCorp has reflected changes in the fair value of those swaps as well as swaps related to certain loans as non-hedging instruments through operations as part of net interest income.
          With the implementation of the long-haul method with respect to the brokered CDs and medium-term notes on April 3, 2006, the basis differential between the market value of the interest rate swap and the book value of the hedged liabilities at the inception of fair value hedge accounting, of approximately $200.0 million, amortizes or accretes as a yield adjustment over the remaining term of the hedged liabilities.
          Effective January 1, 2007, the Corporation elected to early adopt SFAS 157, “Fair Value Measurements” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Following the initial fair value measurement date, ongoing realized gains and losses on items for which fair value reporting has been elected are reported in earnings at each subsequent financial reporting date.

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
          With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159 as of January 1, 2007, the Corporation will no longer amortize or accrete the basis adjustment. The basis adjustment amortization or accretion is the reversal of the change in value of the brokered CDs and medium term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized the basis adjustment and the changes in the value of the brokered CDs and medium term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the adoption adjustment, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the brokered CDs and medium term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments.
          For additional information and further details on the adoption of SFAS 157 and SFAS 159 as well as other recently adopted accounting pronouncements, refer to Note 2 of the accompanying unaudited interim consolidated financial statements.
Net Interest Income
          Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2006 was $126.2 million and $199.1 million, respectively, compared to $193.1 million and $258.3 million, respectively, for the comparable periods in 2005 and $5.0 million and $133.8 million, respectively, for the comparable periods in 2004. On a tax equivalent basis, excluding the changes in the fair values of derivative instruments, the ineffective portion resulting from fair value hedge accounting as well as the basis adjustment amortization or accretion, net interest income for the quarters ended June 30, 2006, 2005, and 2004 was $136.2 million, $147.4 million, and $104.2 million, respectively. On a tax equivalent basis, excluding the changes in the fair values of derivative instruments, the ineffective portion resulting from fair value hedge accounting as well as the basis adjustment amortization or accretion, net interest income for the six-month periods ended June 30, 2006, 2005, and 2004 was $284.6 million, $269.2 million, and $200.6 million, respectively.
          Part I of the following table presents average volumes and rates on a tax equivalent basis and Part II describes the respective extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period rates), (ii) changes in rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by the changes in volume) have been allocated to the changes in volume and changes in rate based upon their respective percentage of the combined totals.
          For periods after the adoption of fair value hedge accounting, the net interest income is computed on a tax equivalent basis by excluding: (1) the change in the value of derivatives for undesignated hedges, (2) the ineffective portion of designated hedges and (3) the basis adjustment amortization or accretion. For periods prior to the adoption of hedge accounting, the net interest income is computed on a tax equivalent basis by excluding the impact of the change in the fair value of derivatives (refer to explanation below regarding changes in the fair value of derivative instruments).

Part I

	Average volume			Interest Income (1) / expense			Average rate (1)
Quarter ended June 30,	2006	2005	2004	2006	2005	2004	2006	2005	2004
			(As Restated)			(As Restated)			(As Restated)
	(Dollars in thousands)
Earning assets:
Money market investments	$2,081,151	$313,687	$230,994	$24,904	$2,150	$546	4.80%	2.75%	0.95%
Government obligations (2)	2,944,943	2,779,164	2,360,074	44,347	46,755	38,299	6.04%	6.75%	6.53%
Mortgage-backed securities	2,559,381	2,824,817	2,721,296	31,805	39,704	26,993	4.98%	5.64%	3.99%
Corporate bonds	26,140	66,299	63,696	424	921	(77)	6.50%	5.57%	-0.49%
FHLB stock	24,160	73,187	58,419	479	882	174	7.95%	4.83%	1.20%
Equity securities	29,526	50,810	41,691	—	262	89	0.00%	2.07%	0.86%

Total investments (3)	7,665,301	6,107,964	5,476,170	101,959	90,674	66,024	5.34%	5.95%	4.85%

Residential real estate loans	2,583,195	1,749,152	1,055,414	41,836	29,838	18,556	6.50%	6.84%	7.07%
Construction loans	1,495,293	554,909	377,861	32,094	9,693	4,550	8.61%	7.01%	4.84%
Commercial loans	6,194,798	7,386,546	4,809,051	109,287	96,937	40,521	7.08%	5.26%	3.39%
Finance leases	314,023	235,843	178,542	7,010	5,500	4,282	8.92%	9.35%	9.65%
Consumer loans	1,783,936	1,523,145	1,209,237	53,353	46,557	38,564	12.00%	12.26%	12.83%

Total loans (4)(5)	12,371,245	11,449,595	7,630,105	243,580	188,525	106,473	7.90%	6.60%	5.61%

Total earning assets	$20,036,546	$17,557,559	$13,106,275	$345,539	$279,199	$172,497	6.92%	6.38%	5.29%

Interest-bearing liabilities:
Interest-bearing deposits	$13,054,199	$9,446,007	$6,256,126	$148,557	$70,532	$27,850	4.55%	2.99%	1.79%
Other borrowed funds	4,761,624	5,123,546	4,299,408	57,946	50,355	34,639	4.88%	3.94%	3.24%
FHLB advances	230,426	1,211,922	974,599	2,867	10,865	5,817	4.99%	3.60%	2.40%

Total interest-bearing liabilities	$18,046,249	$15,781,475	$11,530,133	$209,370	$131,752	$68,306	4.64%	3.35%	2.38%

Net interest income				$136,169	$147,447	$104,191

Interest rate spread							2.28%	3.03%	2.91%
Net interest margin							2.73%	3.37%	3.20%

	Average volume			Interest Income (1) / expense			Average rate (1)
Six months period ended June 30,	2006	2005	2004	2006	2005	2004	2006	2005	2004
			(As Restated)			(As Restated)			(As Restated)
				(Dollars in thousands)
Earning assets:
Money market investments	$1,523,506	$314,273	$277,421	$34,879	$4,017	$1,263	4.62%	2.58%	0.92%
Government obligations (2)	2,849,157	2,370,505	1,771,247	87,016	80,708	53,101	6.16%	6.87%	6.03%
Mortgage-backed securities	2,603,591	2,626,960	2,836,295	68,237	75,071	69,583	5.28%	5.76%	4.93%
Corporate bonds	26,278	53,844	70,476	858	1,172	(82)	6.58%	4.39%	-0.23%
FHLB stock	29,537	73,902	50,982	1,261	1,367	330	8.61%	3.73%	1.30%
Equity securities	30,424	42,544	44,829	213	477	240	1.41%	2.26%	1.08%

Total investments (3)	7,062,493	5,482,028	5,051,250	192,464	162,812	124,435	5.50%	5.99%	4.95%

Residential real estate loans	2,504,730	1,553,226	1,038,539	82,137	52,961	37,387	6.61%	6.88%	7.24%
Construction loans	1,397,757	489,865	360,544	58,903	16,177	8,621	8.50%	6.66%	4.81%
Commercial loans	6,664,728	7,013,498	4,644,162	225,673	171,732	80,204	6.83%	4.94%	3.47%
Finance leases	303,217	228,392	172,410	13,722	10,352	8,372	9.13%	9.14%	9.76%
Consumer loans	1,774,802	1,464,959	1,192,505	106,202	89,268	76,684	12.07%	12.29%	12.93%

Total loans (4)(5)	12,645,234	10,749,940	7,408,160	486,637	340,490	211,268	7.76%	6.39%	5.73%

Total earning assets	$19,707,727	$16,231,968	$12,459,410	$679,101	$503,302	$335,703	6.95%	6.25%	5.42%

Interest-bearing liabilities:
Interest-bearing deposits	$12,422,245	$8,480,679	$6,166,119	$269,758	$120,784	$59,193	4.38%	2.87%	1.93%
Other borrowed funds	4,997,313	4,650,712	3,858,316	117,733	91,026	64,750	4.75%	3.95%	3.37%
FHLB advances	301,427	1,339,674	886,242	7,045	22,290	11,117	4.71%	3.36%	2.52%

Total interest-bearing liabilities	$17,720,985	$14,471,065	$10,910,677	$394,536	$234,100	$135,060	4.49%	3.26%	2.49%

Net interest income				$284,565	$269,202	$200,643

Interest rate spread							2.46%	2.99%	2.93%
Net interest margin							2.91%	3.34%	3.24%

(1)	On a tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1- PR statutory tax rate (43.5% for the Corporation’s PR banking subsidiary in 2006, 41.5% for all other subsidiaries in 2006, and 39% for all subsidiaries in 2005 and 2004)) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments (including the ineffective portion of the instruments after the adoption of hedge accounting in the second quarter of 2006) and basis adjustment amortization or accretion are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized holding gains or losses in investments available for sale are excluded from average volumes.

(4)	Average loan balances include the average of non-accruing loans, of which interest income is recognized when collected.

(5)	Interest income on loans includes $3.4 million, $2.5 million, and $2.1 million for the second quarter of 2006, 2005, and 2004, respectively, and $7.0 million, $5.0 million, and $5.9 million for the six month period ended June 30, 2006, 2005 and 2004, respectively, of income from prepayment penalties and late fees related to the Corporation’s loans portfolio.

PART II

Quarter Ended on June 30,
	2006 compared to 2005 (As Restated)			2005 compared to 2004 (As Restated)
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on earning assets:
Money market investments	$20,094	$2,660	$22,754	$256	$1,348	$1,604
Government obligations	2,654	(5,062)	(2,408)	7,102	1,354	8,456
Mortgage-backed securities	(3,537)	(4,362)	(7,899)	1,071	11,640	12,711
Corporate bonds	(606)	109	(497)	16	982	998
FHLB stock	(784)	381	(403)	54	654	708
Equity Securities	(77)	(185)	(262)	24	149	173

Total investments	17,744	(6,459)	11,285	8,523	16,127	24,650

Residential real estate loans	13,890	(1,892)	11,998	12,076	(794)	11,282
Construction loans	19,737	2,664	22,401	2,632	2,511	5,143
Commercial loans	(18,400)	30,750	12,350	27,761	28,655	56,416
Finance leases	1,787	(277)	1,510	1,365	(147)	1,218
Consumer loans	7,898	(1,102)	6,796	9,885	(1,892)	7,993

Total loans	24,912	30,143	55,055	53,719	28,333	82,052

Total interest income	42,656	23,684	66,340	62,242	44,460	106,702

Interest expense on interest-bearing liabilities:

Deposits	32,895	45,130	78,025	18,403	24,279	42,682
Other borrowed funds	(4,002)	11,593	7,591	7,380	8,336	15,716
FHLB advances	(10,524)	2,526	(7,998)	1,657	3,391	5,048

Total interest expense	18,369	59,249	77,618	27,440	36,006	63,446

Change in net interest income	$24,287	$(35,565)	$(11,278)	$34,802	$8,454	$43,256

Six month Period Ended on June 30,
	2006 compared to 2005			2005 compared to 2004 (As Restated)
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on earning assets:
Money market investments	$25,599	$5,263	$30,862	$188	$2,566	$2,754
Government obligations	15,583	(9,275)	6,308	19,574	8,033	27,607
Mortgage-backed securities	(662)	(6,172)	(6,834)	(5,718)	11,206	5,488
Corporate bonds	(754)	440	(314)	14	1,240	1,254
FHLB stock	(1,368)	1,262	(106)	201	836	1,037
Equity Securities	(114)	(150)	(264)	(20)	257	237

Total investments	38,284	(8,632)	29,652	14,239	24,138	38,377

Residential real estate loans	31,966	(2,790)	29,176	18,046	(2,472)	15,574
Construction loans	37,187	5,539	42,726	3,644	3,912	7,556
Commercial loans	(10,481)	64,422	53,941	50,104	41,424	91,528
Finance leases	3,404	(34)	3,370	2,625	(645)	1,980
Consumer loans	18,796	(1,862)	16,934	17,019	(4,435)	12,584

Total loans	80,872	65,275	146,147	91,438	37,784	129,222

Total interest income	119,156	56,643	175,799	105,677	61,922	167,599

Interest expense on interest-bearing liabilities:

Deposits	69,973	79,001	148,974	26,786	34,805	61,591
Other borrowed funds	7,154	19,553	26,707	14,395	11,881	26,276
FHLB advances	(20,879)	5,634	(15,245)	6,791	4,382	11,173

Total interest expense	56,248	104,188	160,436	47,972	51,068	99,040

Change in net interest income	$62,908	$(47,545)	$15,363	$57,705	$10,854	$68,559

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006, 41.5% for all other subsidiaries in 2006, and 39% for all subsidiaries in 2005 and 2004)) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.
     The exclusion of changes in the fair value on derivative instruments, including the ineffective portion for designated hedges after adoption of hedge accounting, and the basis adjustment amortization or accretion from the detailed analysis of net interest income provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the financial instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with swap counterparties.
     The following table reconciles interest income on a tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter ended June 30,			Six month period ended June 30,
(In thousands)	2006	2005	2004	2006	2005	2004
			(As Restated)			(As Restated)
Interest income on interest-earning assets on a tax equivalent basis	$345,539	$279,199	$172,497	$679,101	$503,302	$335,703
Less: tax equivalent adjustments	(6,554)	(17,821)	(14,351)	(17,394)	(32,063)	(26,573)
Plus: net unrealized gains (losses) on derivatives	5,458	(12,221)	2,456	10,441	(9,705)	2,289

Total interest income	$344,443	$249,157	$160,602	$672,148	$461,534	$311,419

          The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps agreements, which are included in interest income.

	Quarter ended June 30,			Six month period ended June 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Unrealized gains (losses) on derivatives:
Interest rate caps	$4,299	$(10,147)	$—	$7,619	$(8,612)	$—
Interest rate swaps on corporate bonds	1	125	1,740	31	593	1,867
Interest rate swaps on loans	1,158	(2,199)	716	2,791	(1,686)	422

Net unrealized gains (losses) on derivatives	$5,458	$(12,221)	$2,456	$10,441	$(9,705)	$2,289

     The following table summarizes the components of interest expense for the quarters and six-month periods ended June 30, 2006, 2005 and 2004. As previously stated, the net interest margin analysis excludes the changes in the fair value of interest rate swaps, the ineffective portion of instruments designated as hedges, and the basis adjustment.

	Quarter ended June 30,			Six month period ended June 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Interest expense on interest-bearing liabilities	$202,808	$149,456	$98,333	$387,524	$272,785	$190,599
Net interest incurred (realized) on interest rate swaps	1,799	(20,506)	(31,724)	(1,707)	(45,144)	(62,029)
Amortization of placement fees on brokered CDs	4,756	2,796	1,696	8,705	6,447	6,490
Amortization of placement fees on medium-term notes	7	6	—	14	12	—

Interest expense excluding unrealized losses (gains) on derivatives (designated and economic undesignated hedges) and amortization of basis adjustments on fair value hedges	209,370	131,752	68,306	394,536	234,100	135,060
Net unrealized losses (gains) on derivatives (designated and economic undesignated hedges)	7,531	(75,666)	87,312	77,251	(30,913)	42,589
Amortization of basis adjustment on fair value hedges	1,304	—	—	1,304	—	—

Total interest expense	$218,205	$56,086	$155,618	$473,091	$203,187	$177,649

     The following table summarizes the components of the unrealized loss (gain) on derivatives (designated and economic undesignated hedges), which is included in interest expense.

	Quarter ended June 30,			Six month period ended June 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Unrealized gains on derivatives (designated hedges — ineffective portion):
Interest rate swaps on brokered CDs	$(2,187)	$—	$—	$(2,187)	$—	$—
Interest rate swaps on medium-term notes	213	—	—	213	—	—

Net unrealized gains on derivatives (designated hedges — ineffective portion)	(1,974)	—	—	(1,974)	—	—

Unrealized losses (gains) on derivatives (economic undesignated hedges):
Interest rate swaps on brokered CDs	9,505	(72,826)	88,097	75,142	(29,096)	43,374
Interest rate swaps on medium-term notes	—	(2,840)	(785)	4,083	(1,817)	(785)

Net unrealized losses (gains) on derivatives	9,505	(75,666)	87,312	79,225	(30,913)	42,589

Net unrealized losses (gains) on derivatives (designated and economic undesignated hedges)	$7,531	$(75,666)	$87,312	$77,251	$(30,913)	$42,589

     The following table summarizes the components of the amortization of basis adjustment, which is included in interest expense:

	Quarter ended June 30,			Six month period ended June 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Amortization of basis adjustment:
Interest rate swaps on brokered CDs	$1,279	$—	$—	$1,279	$—	$—
Interest rate swaps on medium-term notes	25	—	—	25	—	—

Amortization of basis adjustment	$1,304	$—	$—	$1,304	$—	$—

     Interest income on interest-earning assets primarily represents interest earned on loan receivables and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements and notes payable.
     Net interest incurred or realized on interest rate swaps primarily represents net interest exchanged on swaps that hedge brokered CDs and medium-term notes.
     The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of related financial instruments (i.e., brokered CDs).

     Unrealized gains or losses on derivatives represent: (1) for economic or undesignated hedges - changes in the fair value of interest rate swaps that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans and corporate bonds), and (2) for designated hedges — the ineffectiveness represented by the difference between the changes in the fair value of the derivative instrument (i.e., interest rate swap) and changes in fair value of the hedged item (i.e., brokered CDs and medium-term notes).
     The basis adjustment on fair value hedges represents the amortization or accretion of the basis differential between the market value and the book value of the hedged liabilities recognized at the inception of fair value hedge accounting that amortizes or accretes to interest expense based on the expected maturity of the hedged liabilities as changes in value since the inception of the long-haul method are recorded to these hedged items.
     As shown on the tables above, the results of operations for the second quarter and first halves of 2006, 2005 and 2004 were significantly impacted by changes in the valuation of interest rate swaps that hedge economically or under fair value designation the Corporation’s brokered CDs and medium-term notes. The change in the valuation of interest rate swaps and the ineffective portion on designated hedges recorded as part of interest expense resulted in an unrealized loss of $7.5 million and $77.3 million for the second quarter and first half of 2006, respectively (2005- unrealized gains of $75.7 million and $30.9 million for the second quarter and first half, respectively; 2004- unrealized losses of $87.3 million and $42.6 million for the second quarter and first half, respectively). Effective April 3, 2006, the Corporation implemented fair value hedge accounting for the majority of its interest rate swaps (98% of the interest rate swap portfolio outstanding) that economically hedge brokered CDs and certain medium-term notes payable which substantially eliminated the impact of fluctuation in the valuation of the interest rate swaps after April 3, 2006. As part of the implementation, the Corporation formally documented the relationship between the interest rate swaps and hedged liabilities under the long-haul method of effectiveness testing.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payments on its brokered CDs and medium-term notes to variable payments (received fixed/pay floating). Refer to the “Risk Management — Derivatives” section below for further detail concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the values of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
2006 compared to 2005. First BanCorp’s net interest income decreased by $66.8 million and $59.3 million for quarter and six month period ended June 30, 2006, compared to the same periods in 2005. The decrease in net interest income for the second quarter and first half of 2006 was mainly driven by fluctuations in the valuation of derivative instruments and the adoption of fair value hedge accounting, coupled with a reduction in the net interest margin due to the flattening of the yield curve. For the second quarter and first half of 2006, the change in the valuation of interest rate swaps including the ineffective portion on designated hedges recorded as part of interest expense resulted on unrealized losses of $7.5 million and $77.3 million, respectively, compared to unrealized gains of $75.7 million and $30.9 million, respectively, for the same periods in 2005. The negative fluctuation in the valuation of derivative instruments reflects increasing long-term interest rates during the second quarter and first half of 2006 coupled with a significant reduction in the volume of undesignated derivatives due to the fair value hedge accounting implementation in 2006.

     On a tax equivalent basis, net interest income excluding the changes in the fair values of derivative instruments, the ineffective portion for designated hedges, and basis adjustment amortization or accretion on fair value hedges, decreased by $11.3 million, or 8%, and increased by $15.4 million, or 6%, for the second quarter and first half of 2006, respectively, as compared to the same periods in 2005. The decrease in tax equivalent net interest income was principally due to margin compressions due to the flattening of the yield curve and fluctuations in net interest settlements on interest rate swaps. First BanCorp’s net interest spread and margin for the quarter and six month period ended June 30, 2006 were 2.28% and 2.73% and 2.46% and 2.91%, respectively, compared to 3.03% and 3.37% and 2.99% and 3.34%, respectively, for the same periods in 2005. The decrease in the net interest rate spread and margin during 2006 was due primarily to the upward trend of short-term interest rates, the flattening of the yield curve, and the re-pricing mismatch of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is a significant component of the Corporation’s earnings. The decrease in the Corporation’s net interest margin has been particularly significant with respect to the Corporation’s portfolio of investment securities. The interest rate spread on the Corporation’s portfolio of investment securities (allocating a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds) was approximately 0.65% and 0.99% for the quarter and six-month period ended June 30, 2006 compared to 2.18% and 2.25% for the same period in 2005. The tax equivalent yield on interest-earning assets increased by 54 and 70 basis points during the second quarter and first half of 2006, compared to the same periods in 2005, mainly due to the re-pricing of variable rate commercial and construction loans and new commercial and construction loans originated in a rising interest rate environment. A substantial portion of the Corporation’s commercial and construction loans are variable rate loans tied to short-term-rates indexes, mainly LIBOR and Prime rate. The average rate paid by the Corporation on its interest-bearing liabilities increased by 129 basis points and 123 basis points during the second quarter and first half of 2006 when compared to the same periods in 2005, mainly due to the re-pricing of the Corporation’s interest-bearing deposits, principally time deposits, FHLB advances, and other borrowed funds.
     The Corporation used to enter into interest rate swaps that had the effect of converting its fixed-rate brokered CDs as well as its fixed-rate and step rate notes payable to LIBOR-based variable-rate liabilities. For the first half of 2006, the net settlement payments on such interest rate swaps resulted in a benefit of $1.7 million recognized as a reduction to interest expense, compared to a benefit of $45.1 million for the first half of 2005, as the rates paid under the variable leg of the swaps significantly increased during.
2005 compared to 2004. First BanCorp’s net interest income increased by $188.1 million and $124.6 million for quarter and six month period ended June 30, 2005, compared to the same period in 2004. The increase in net interest income for the second quarter and first half of 2005 was mainly driven by fluctuations in the valuation of derivative instruments. For the second quarter and first half of 2005, the change in the valuation of interest rate swaps recorded as part of interest expense resulted on unrealized gains of $75.7 million and $30.9 million, respectively, compared to unrealized losses of $87.3 million and $42.6 million, respectively, for the same periods in 2004. The positive fluctuation in the valuation of derivative instruments reflects decreasing long-term interest rates during the second quarter and first half of 2005.
     On a tax equivalent basis, the Corporation’s net interest income, excluding the changes in the fair values of derivative instruments, increased by $43.3 million or 42% and $68.6 million or 34% for the second quarter and first half of 2005, respectively, as compared to the same periods in 2004. The increase in tax equivalent net interest income for the second quarter and first half of 2005 was mainly due to an increase in the Corporation’s average earning assets, principally increases in the Corporation’s commercial, construction and residential mortgage loans portfolio as well as its investment portfolio partially offset by a decrease in net interest margin and net interest realized on interest rate swaps. First BanCorp’s net interest spread and margin for the quarter and six month period ended June 30, 2005 were 3.03% and 3.37% and 2.99% and 3.34%, respectively, compared to 2.91% and 3.20% and 2.93% and 3.24%, respectively, for the same periods in 2004. The increase in the net interest rate spread and margin during 2005 was due primarily to the re-pricing of variable rate commercial and construction loans and new commercial and construction loans originated in a rising interest rate environment. The tax equivalent yield on interest earning assets increased by 109 and 83 basis points during the second quarter and first half 2005, compared to the same periods in 2004. The average rate paid by the Corporation on its interest-bearing liabilities increased by 97 basis points and 77 basis points during first quarter and first half of 2005 when compared to the same periods in 2004, mainly due to the re-pricing of the Corporation’s interest-bearing deposits including net interest settlements on swaps, principally time deposits, FHLB advances, and other borrowed funds.
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
     For the quarter and six-month period ended on June 30, 2006, the Corporation provided $9.4 million and $28.7 million, respectively, for loan and lease losses, as compared to $11.1 million and $22.0 million, respectively, for the same periods in 2005, and $13.2 million and $26.4 million, respectively, for the same periods in 2004.
     Refer to the discussions under “Credit Risk Management” below for analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
2006 compared to 2005. First BanCorp’s provision for loan and lease losses for the quarter ended June 30, 2006 decreased by $1.7 million, or 16%, compared to the same period in 2005. The decrease for the second quarter of 2006 principally reflects a reduction in the provision associated with the Corporation’s commercial loans, offset in part by increasing trends in non-performing loans experienced during 2006. The reduction in the Corporation’s loan portfolio was primarily due to a partial repayment of $2.4 billion received in connection with a secured commercial loan extended to a local financial institution.
     For the six-month period ended June 30, 2006, the Corporation’s provision for loan and lease losses increased by $6.7 million or 30%, compared to the same period in 2005. The increase in the provision for the first half of 2006 as compared to the first half of 2005 principally reflects growth in the Corporation’s consumer, construction and commercial loan portfolio (excluding secured commercial loans to local financial institutions) coupled with increasing trends in non-performing loans and charge-offs experienced during 2006 as compared to 2005 as well as changes to the Corporation’s estimate of probable losses for residential real estate loans. The Corporation’s net charge offs were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
     Net charge-offs for the second quarter and first half of 2006 were $15.4 million and $30.2 million, respectively (0.50% and 0.48%, respectively, of average loans on an annualized basis), compared to $9.1 million and $18.3 million (0.32% and 0.34%, respectively, of average loans) for the same periods in 2005. The increase in net charge-offs for 2006, compared to 2005, was mainly associated with the auto loans portfolio, given higher delinquencies during 2006. Recoveries made from previously written-off accounts were $1.4 million and $3.1 million for the second quarter and first half of 2006, respectively, compared to $1.9 million and $3.3 million for the same periods in 2005, respectively.
2005 compared to 2004. For the second quarter and first half of 2005, the Corporation’s provision for loan and lease losses decreased by $2.1 million or 16% and $4.4 million, or 17%, respectively, compared to the same periods in 2004. The decrease in the provision during 2005 was mainly due to a decrease in net charge-offs. The decrease in the provision during 2005 periods was also associated with the seasoning of the corporate commercial loan portfolio. The Corporation has not incurred significant losses as a percentage of its commercial loans receivable since it started emphasizing the corporate commercial lending activities in the late 1990s, therefore, the provision for inherent losses in this portfolio decreased.
     Net charge-offs for the second quarter and first half of 2005 were $9.1 million and $18.3 million, respectively (0.32% and 0.34%, respectively, of average loans on an annualized basis), compared to $9.9 million and $19.1 million (0.52% and 0.52%, respectively, of average loans) for the same periods in 2004. Recoveries made from previously written-off accounts were $1.9 million and $3.3 million in the second quarter of 2005 and first half of 2005, respectively, compared to $1.4 million and $2.9 million for the same periods in 2004, respectively.
Non-Interest Income

	Quarter ended			Six Month Period Ended
	June 30,			June 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Other service charges on loans	$1,467	$1,538	$950	$2,953	$2,659	$2,105
Service charges on deposit accounts	3,278	3,022	2,743	6,555	5,712	5,526
Mortgage banking activities gain (loss)	427	3,060	217	(148)	3,570	1,762
Rental income	838	843	702	1,611	1,709	1,319
Insurance income	2,812	2,115	1,490	5,869	4,194	2,976
Other commissions and fees	1,256	147	1,020	1,336	289	1,312
Other operating income	3,211	3,875	4,176	6,410	7,205	8,061

Non-interest income before net gain (loss) on investments, loss on partial extinguishment of secured commercial loans to local financial institution and gain on sale of credit card portfolio	13,289	14,600	11,298	24,586	25,338	23,061

Net gain on sale of investments	951	318	607	2,375	9,831	4,572
Impairment on investments	(817)	(1,499)	(56)	(2,950)	(1,499)	(56)

Net gain (loss) on investments	134	(1,181)	551	(575)	8,332	4,516
Loss on partial extinguishment of secured commercial loans to local financial institutions	(11,640)	—	—	(11,640)	—	—
Gain on sale of credit card portfolio	—	—	297	—	—	5,533

Total	$1,783	$13,419	$12,146	$12,371	$33,670	$33,110

     Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains on mortgage banking activities; net gains and losses on investments and impairments; and gains or losses on derivatives that are designated non-economic hedges (“non-economic derivatives”).
     Other service charges on loans consist mainly of service charges on credit card-related activities.
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
     Rental income represents income generated by the Corporation’s subsidiary, First Leasing and Rental Corporation, on the rental of various types of motor vehicles.
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
2006 compared to 2005. First BanCorp’s non-interest income for the second quarter and first half of 2006 amounted to $1.8 million and $12.4 million, respectively, compared to $13.4 million and $33.7 million for the same periods in 2005. The decrease in non-interest income during the second quarter and first half of 2006 was mainly attributable to a net loss of $11.6 million on the partial extinguishment of a secured commercial loan extended to a local financial institution, coupled with lower earnings from the Corporation’s mortgage banking activities partially offset by increases in insurance income, service charges on deposit accounts, and other commissions and fees.
     During the second quarter of 2006, the Corporation recorded a net loss of $11.6 million on the partial extinguishment of a secured commercial loan extended to a local financial institution as a result of a series of agreements reached with Doral Financial Corporation (“Doral”). On May 25, 2006, the Corporation entered into a series of credit agreements with Doral to formally document as secured borrowings the loan transfers between the parties that previously had been accounted for as sales. The terms of the credit agreements specified: (1) a floating interest payment based on a spread over 90-day LIBOR subject to a cap; (2) an amortization schedule tied to the scheduled amortization of the underlying mortgage loans subject to a maximum maturity of 10 years; (3) mandatory prepayments as a result of actual prepayments from the underlying mortgages; and (4) an option to Doral to prepay the loan without penalty at any time.
     On May 31, 2006, First BanCorp received a cash payment from Doral, substantially reducing the balance of approximately $2.9 billion in its secured commercial loan to approximately $450 million as of that date. In connection with the repayment, the Corporation and Doral entered into a sharing agreement on May 25, 2006 with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that collateralized the commercial loans. First BanCorp agreed to reimburse Doral for 40% of the net losses incurred by Doral as a result of sales or securitization of the mortgages, subject to certain conditions and subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages. As a result of the loss sharing agreement and the reduction of the secured commercial loan by Doral, the Corporation recorded a net loss of $11.6 million, composed of losses realized as part of the loss sharing agreement and the difference between the carrying value of the loans and the net payment received from Doral.

     In connection with the repayment, Doral and First BanCorp also agreed to share the profits, if any, received from any subsequent sales or securitization of the mortgage loans, in the same proportion that the Corporation shared in the losses, subject to a maximum of $9.5 million. However, given the uncertainties of such future possible gains, the Corporation has not recorded any value in this period.
     Mortgage banking activities for the second quarter and first half of 2006 resulted in income of $0.4 million and a loss of $0.1 million, respectively, as compared to income of $3.1 million and $3.6 million, respectively, for the comparable periods in 2005. The decrease in 2006 was principally due to a lower volume of mortgage loan sales coupled with a $1.0 million lower-of-cost-or-market negative valuation adjustment to the Corporation’s loans held for sale portfolio as a result of increases in long-term interest rates. During 2005, the Corporation entered into an arrangement with an unrelated financial institution (the “Counterparty”) in which, in substance, the parties agreed to sell and purchase similar mortgage loan portfolios. Pursuant to this arrangement, the Corporation purchased mortgage loans with an aggregate unpaid principal balance of $87.2 million for $88.9 million in March 2005. In April and May of 2005, the Corporation sold to the Counterparty mortgage loans with aggregate unpaid principal balances of $60.0 million and $29.7 million, for $61.1 million and $30.3 million, respectively, resulting in gains on the sales of $1.3 million and $0.6 million, respectively. Since the Corporation retained the servicing on the mortgage loans sold to the Counterparty, it also recognized a servicing asset of $1.2 million during the second quarter of 2005. The Corporation entered into these transactions because, among other reasons, they were consistent with its business objectives of developing a mortgage-banking business that would provide liquidity as well as developing new sources for the acquisition of mortgage loans. Notwithstanding that the transactions were in substance the purchase and sale of similar mortgage loan portfolios, generally accepted accounting principles require that the transactions be treated as a separate purchase and a separate sale.
     Insurance income for the second quarter and first half of 2006 increased by $0.7 million or 33% and $1.7 million or 40%, respectively, compared to the corresponding periods in 2005. The increase for 2006 was due to an increase in volume of business through cross-selling strategies, marketing efforts and the strategic locations of the Corporation’s insurance offices.
     Service charges on deposit accounts for the second quarter and first half of 2006 increased by $0.3 million or 8% and $0.8 million or 15% compared to the same periods in 2005. The increase for 2006 primarily reflects a larger volume of accounts and transactions as compared to 2005.
     Other commissions and fees for the second quarter and first half of 2006 increased by $1.1 million and $1.0 million, respectively, compared to the same periods in 2005. The increase in other commissions and fees was due to consulting services provided by the Corporation to the Government Development Bank for Puerto Rico for the issuance of certain financial instruments during the second quarter of 2006.
     For the second quarter of 2006, net gain on investment securities amounted to $0.1 million, compared to a net loss of $1.2 million for the same period in 2005. The improved result in 2006 was principally due to higher volume of sales coupled with lower other-than-temporary impairment charges in the Corporation’s available-for-sale portfolio.
     Net loss on sale of investments for the first half of 2006 amounted to $0.6 million compared to a net gain of $8.3 million for the same period in 2005. The decrease during 2006 was principally due to a lower volume of sales coupled with a $2.9 million other-than-temporary impairment on certain equity securities held in the Corporation’s available-for-sale investment portfolio.
2005 compared to 2004. First BanCorp’s non-interest income for the second quarter and first half of 2005 increased by $1.3 million, or 10%, and $0.6 million, or 2%, respectively, compared to the same periods in 2004. The increase in non- interest income during 2005 was principally due to higher income derived from its mortgage banking and insurance activities partially offset by a decrease in other commissions and fees income.

     Income from mortgage banking activities during the second quarter and first half of 2005 increased by $2.8 million and $1.8 million, respectively, compared to the same periods in 2004. The increase in income from mortgage banking activities for 2005 primarily reflects higher volume of mortgage loan sales. As discussed above, during 2005, the Corporation entered into an arrangement with another unrelated financial institution in which, in substance, the parties agreed to sell and purchase similar mortgage loan portfolios. As a result of transactions derived from this agreement the Corporation recognized a gain on sales of mortgage loans of approximately $1.9 million during the second quarter of 2005. Since the Corporation retained the servicing on the mortgage loans sold in these transactions, it also recognized a servicing asset of $1.2 million.
     Insurance income for the second quarter and first half of 2005 increased by $0.6 million or 42% and $1.2 million or 41%, respectively, compared to the same periods in 2004. The increase for 2005 was due to an increase in volume of business through cross-selling strategies, marketing efforts and the strategic locations of the Corporation’s insurance offices.
     Other commissions and fees for the second quarter and first half of 2005 decreased by $0.9 million and $1.0 million, respectively, compared to the same periods in 2004. The decrease during 2005 principally reflects lower fees as a result of a reduced volume of consulting services. During 2004, the Corporation provided consulting services to the Government Development Bank for Puerto Rico for the issuance of certain financial instruments.
     The gain on sales of credit card portfolios during the second quarter and first half of 2004 resulted from portfolios sold pursuant to a strategic alliance agreement reached with a U.S. financial institution in 2003.
     The Corporation recorded a net loss on investments of $1.2 million for the second quarter of 2005 compared to a net gain of $0.6 million for the same period in 2004. The net loss on investments for the second quarter of 2005 was principally associated with other-than-temporary impairment charges of $1.5 million on certain equity securities. However, an increased volume of sales of investments resulted in the recognition in the six month period ended June 30, 2005 of a net gain on investments of $8.3 million compared to a net gain of $4.5 million for the same period in 2004.
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter ended			Six Month Period Ended
	June 30,			June 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Employees’ compensation and benefits	$29,870	$26,273	$21,238	$63,995	$49,588	$40,974
Occupancy and equipment	13,624	11,766	9,442	26,330	22,405	18,820
Deposit insurance premium	390	284	252	789	553	493
Other taxes, insurance and supervisory fees	4,078	3,129	2,709	7,935	6,192	5,492
Professional fees	10,143	1,512	1,206	17,536	3,408	1,940
Servicing and processing fees	1,771	1,658	207	3,952	3,045	1,221
Business promotion	4,324	5,085	4,588	8,098	9,633	8,057
Communications	2,012	2,097	1,777	4,468	4,074	3,555
Other	4,828	4,269	4,166	9,675	10,182	7,763

Total	$71,040	$56,073	$45,585	$142,778	$109,080	$88,315

     For the quarter ended June 30, 2006, non-interest expenses amounted to $71.0 million, compared to $56.1 million and $45.6 million for the same periods in 2005 and 2004, respectively. For the first half of 2006, non-interest expenses amounted to $142.8 million, compared to $109.1 million and $88.3 million for the same periods in 2005 and 2004, respectively.
2006 compared to 2005. The Corporation’s non-interest expenses for the second quarter and first half of 2006 increased by $15.0 million, or 27% and $33.7 million, or 31%, respectively, compared to the same periods in 2005. The increase in non-interest expenses for 2006 was mainly due to increases in professional fees, employees’ compensation and benefits, and occupancy and equipment expenses partially offset by a decrease in business promotion expenses. The increase in non-interest expenses for the first half of 2006 also includes an increase of $6.9 million associated with the operations of Ponce General Corporation acquired in March 2005.
     Employees’ compensation and benefits expenses for the second quarter and first half of 2006 increased by $3.6 million, or 14%, and $14.4 million or 29%, respectively, compared to the same periods in 2005. A significant portion of the increase for the first half of 2006 was associated with the expensing of the fair value of stock options granted to certain employees following the provisions of SFAS 123R. The Corporation recorded $4.9 million during the first quarter of 2006 in stock-based compensation expense. The increase in compensation and benefits expenses also was attributable to increases in the average compensation and related fringe benefits paid to employees and an increase in the headcount during 2006. The increase in the headcount was mostly attributable to increases associated with the Corporation’s loan origination and deposit gathering efforts, in particular in FirstBank Puerto Rico, FirstBank Florida, FirstMortgage Inc. (“First Mortgage”), and the Corporation’s small loan company, First Federal Finance, as well as increases in support areas, in particular audit and compliance, credit risk management, finance and accounting, information technology and banking operations. For the first half of 2006, compensation and benefits expenses associated with the operations in Florida increased by $2.2 million, compared to the same period in 2005. The results for Ponce General Corporation in 2006 reflect two quarters of activity compared to one quarter for 2005.
     Occupancy and equipment expenses for the second quarter and first half of 2006 increased by $1.9 million, or 16%, and $3.9 million or 18%, respectively, compared to the same periods in 2005. The increase in occupancy and equipment expenses in 2006 as compared to 2005 is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices. The increase also reflects higher electricity costs, security costs and costs associated with the operations of Ponce General Corporation.
     Professional fees increased during the second quarter and first half of 2006 by $8.6 million and $14.1 million, respectively, compared to the same periods in 2005. The increase for 2006 was primarily due to legal, accounting, and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal and regulatory proceedings which increased professional fees by $5.5 million and $10.4 million for the second quarter and first half of 2006, respectively, compared to the same periods in 2005.
     Business promotion expenses decreased during the second quarter and first half of 2006 by $0.8 million or 15% and $1.5 million or 16%, respectively, compared to the same periods in 2005. The decrease was due to the Corporation’s decision to reduce its marketing expenditures.
2005 compared to 2004. The Corporation’s non-interest expenses for the second quarter and first half of 2005 increased by $10.5 million and $20.8 million, respectively, compared to the same periods in 2004. The increase in non-interest expenses for 2005 mainly reflects increases in employees’ compensation and benefits, occupancy and equipment, professional fees, and servicing and processing fees.
     Employees’ compensation and benefits expenses increased during the second quarter and first half of 2005 by $5.0 million, or 24% and $8.6 million, or 21%, respectively, compared to the same periods in 2004. The increase in compensation and benefits expenses was primarily attributable to increases in average compensation and related fringe benefits paid to employees and an increase in the headcount for 2005. The increase in the headcount was mainly to support the growth in operations, specifically to support new products and services, in First Mortgage and FirstBank Florida operations.
     Occupancy and equipment expenses increased during the second quarter and first half of 2005 by $2.3 million, or 25%, and $3.6 million or 19%, compared to the same periods in 2004. The increase is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices.
     Professional fees increased during the second quarter of 2005 and first half of 2005 by $0.3 million and $1.5 million, respectively, compared to the same periods in 2004. The increase was mainly due to higher expenses related with Sarbanes-Oxley Act compliance.
     Servicing and processing fees expenses increased during the second quarter and first half of 2005 by $1.5 million and $1.8 million, respectively, compared to the same periods in 2004. Lower non-interest expenses during the first half of 2004 were due primarily to the strategic alliance agreement and sale of the Corporation’s credit card portfolio to a U.S. financial institution in 2003. As part of the agreement, the Corporation entered into a service level agreement to temporarily service the credit card portfolio that the US financial institution acquired. During the first half of 2004, the Corporation was reimbursed $2.1 million in expenses for services provided under the service level agreement.

Provision for Income Tax
     Income tax expense include Puerto Rico and Virgin Islands income taxes as well as applicable federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to US Virgin Islands (“VI”) taxes on its income from sources within the VI jurisdiction. Any such tax paid, is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
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
2006 compared to 2005. For the second quarter and first half of 2006, the Corporation’s provision for income taxes decreased by $26.1 million and $34.0 million, respectively, compared to the same periods in 2005. The decrease in income tax expense for 2006 as compared to 2005 was mainly due to an increase in deferred tax benefits, that itself was, mainly the result of unrealized losses on derivative instruments recognized during 2006 compared to unrealized gains recognized during 2005. For the first half of 2006, the Corporation recognized a deferred tax benefit of $26.5 million compared to a deferred tax expense of $6.8 million for the same period in 2005.
     As of June 30, 2006, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax assets will not be realized and thus, established a valuation allowance of $4.7 million. At June 30, 2006, the deferred tax asset, net of the valuation allowance of $4.7 million, amounted to approximately $162.5 million compared to $68.5 million at June 30, 2005. At June 30, 2005, based on the Corporation’s analysis and available evidence, the Corporation did not establish a valuation allowance.

2005 compared to 2004. For the quarter ended June 30, 2005, the Corporation recognized a provision for income tax of $41.9 million compared to an income tax benefit of $23.5 million for the same period in 2004. The income tax expense for the second quarter of 2005 as compared to the income tax benefit recorded for the second quarter of 2004 was mainly due to a deferred tax expense of $24.5 million recognized during the second quarter of 2005 as a result of unrealized gains on derivative instruments. In comparison, for the second quarter of 2004, the Corporation recognized a deferred tax benefit of $36.0 million mainly as a result of unrealized losses on derivative instruments due to increases in interest rates.
     For the first half of 2005, the Corporation’s provision for income tax amounted to $38.3 million (representing an effective tax rate of 24%), compared to $4.9 million (representing an effective tax rate of 9%). The increase in the provision for income taxes for the first half of 2005, when compared to the first half of 2004, is attributable to increases in deferred tax expense due to unrealized gains on derivative instruments recognized during 2005 compared to unrealized losses recognized in 2004. Also, the provision for income tax for the first half of 2005 increased due to changes in the proportion of exempt and taxable income as a result of increases in the Corporation’s taxable income generated from the Corporation’s loan portfolios and decreases in tax exempt income mainly from the Corporation’s investment portfolios.
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
     Total loan production for the quarter and six-month period ended June 30, 2006 were $1.3 billion and $2.7 billion, respectively, compared to $1.7 billion and $3.5 billion, respectively, for the comparable periods in 2005, and $1.1 billion and $2.2 billion, respectively, for the comparable periods in 2004. The decrease in loan production during 2006, compared to 2005, was mainly due to decreases in residential real estate, commercial loan, and consumer loan originations mainly due to prevailing higher interest rates, worsening economic conditions in Puerto Rico, and stricter underwriting guidelines.
     The following table sets the First BanCorp’s loan production for the periods indicated:

	Quarter ended June 30,			Six month period ended June 30,
	2006	2005	2004	2006	2005	2004
(In thousands)
Residential real estate	$239,462	$284,822	$201,930	$517,405	$588,598	$353,042
Commercial and Construction	802,179	1,097,384	283,290	1,650,032	1,691,200	605,151
Finance Leases	42,651	34,507	28,460	89,860	68,184	55,327
Consumer	180,603	266,114	186,732	402,681	490,636	345,579

	1,264,895	1,682,827	700,412	2,659,978	2,838,618	1,359,099

Commercial loans to local financial institutions	—	—	427,646	—	681,407	862,680

Total Loan Production	$1,264,895	$1,682,827	$1,128,058	$2,659,978	$3,520,025	$2,221,779

     Residential Real Estate Loans
     Residential mortgage loan production for the second quarter and first half of 2006 decreased by $45.4 million, or 16%, and $71.2 million, or 12%, respectively, compared to the same periods in 2005, and increased by $37.5 million, or 19%,and $164.4 million, or 47%, respectively, compared to the same periods in 2004. The decrease in mortgage loan production for 2006, compared to 2005, was mainly attributable to higher prevailing interest rates, deteriorating economic conditions in Puerto Rico and stricter underwriting standards. The Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of the worsening economic conditions in Puerto Rico. The implementation of these standards contributed to the reduction in the Corporation’s mortgage loan originations.
     Residential real estate loans represent 19% of total loans originated and purchased for the first half of 2006. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s originations of residential mortgage loans continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. The Corporation established FirstMortgage as a stand-alone subsidiary in 2003. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group, launched in 2005, focuses on building relationships with realtors by providing resources, office amenities and personnel to them, and to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage multi-channel strategy has proven to be effective in capturing business.
     Commercial and Construction Loans
     Commercial and construction loan production for the second quarter and first half of 2006 decreased by $295.2 million, or 27%, and $41.2 million, or 2%, respectively, compared to the same periods in 2005, and increased by $518.9 million and $1.0 billion, respectively, compared to the same periods in 2004. The decrease in commercial and construction loan production for 2006 compared to 2005 was mainly due to adverse economic conditions in Puerto Rico. However, the loan production of the Corporation’s subsidiary bank loan agency in Coral Gables, Florida increased during 2006 and 2005. Loans originated by the agency for the first half of 2006 and 2005 amounted to $504.6 million and $278.8 million, respectively.
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
     Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. For the second quarter and first half of 2006, consumer loan originations decreased by $85.5 million or 32% and $88.0 million, or 18%, respectively, and decreased by $6.1 million, or 3% and increased by $57.1 million, or 17%, respectively, compared to the same periods in 2005 and 2004, respectively. The decrease in consumer loan originations for 2006 compared to 2005 was mainly due to adverse economic conditions in Puerto Rico. The increase when compared to 2004 was primarily due to increases in auto loan originations. Auto loan originations come primarily through referrals from the Corporation’s network of auto dealers.

     Finance Leases
     During the second quarter and first half of 2006, finance lease originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, increased by $8.1 million and $21.7 million, respectively, compared to the same periods in 2005, and increased by $14.2 million and $34.5 million, respectively, when compared to the same periods in 2004.
Assets
     Total assets as of June 30, 2006 amounted to $20.2 billion, an increase of $0.3 billion, $1.4 billion and $5.7 billion as compared to total assets as of December 31, 2005, June 30, 2005 and June 30, 2004, respectively. The increase at June 30, 2006, compared to balances at December 31, 2005 and June 30, 2005, was mainly the result of increases in money market instruments partially offset by decreases in the Corporation’s loan and investment portfolio. The decrease in the Corporation’s loans portfolio was due to the payment of $2.4 billion from a local financial institution to reduce its secured commercial loan with the Corporation. The Corporation temporarily used a portion of the proceeds in short-term investment. The Corporation decided to use proceeds from the payment received on the secured commercial loan to repay, during the second half of 2006, higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an interest yield lower than the Corporation’s cost of funds.
     The decrease in the investment portfolio resulted mainly from prepayments and maturities received from the Corporation’s investment portfolio, mainly mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio. The deleverage of the investment portfolio was influenced, among other things, by the flat to inverted yield curve. As a result, the Corporation decided to repay higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an effective interest rate lower than the Corporation’s cost of funds.
Loan Portfolio
     The composition of the Corporation’s total loan portfolio for the periods indicated is as follows:

				June 30,
	June 30,	December 31,	June 30,	2004
(In Thousands)	2006	2005	2005	(As Restated)
Residential real estate loans	$2,648,199	$2,346,945	$1,826,077	$1,124,667

Commercial real estate loans	1,152,796	1,090,193	1,000,752	648,690
Construction loans	1,560,580	1,137,118	715,971	374,845
Commercial loans	2,441,329	2,421,219	2,295,216	1,708,971
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	992,586	3,676,314	4,211,687	2,708,896

Total commercial loans	6,147,291	8,324,844	8,223,626	5,441,402

Finance leases	325,867	280,571	242,765	184,866
Consumer and other loans	1,783,902	1,733,569	1,580,501	1,235,075

Total	$10,905,259	$12,685,929	$11,872,969	$7,986,010

     At June 30, 2006, the Corporation’s total loans decreased by $1.8 billion and $1.0 billion, when compared with balances as of December 31, 2005 and June 30, 2005, respectively, and increased by $2.9 billion when compared to the balance as of June 30, 2004. The decrease in the Corporation’s total loans receivable primarily relates to the partial extinguishment of a secured commercial loan extended to a local financial institution partially offset by a growth in the Corporation’s other portfolios through new originations, net of repayments. Refer to the “Loan Production” section of this discussion above for further details on the Corporation’s originations by product.
     Residential Real Estate Loans
     As of June 30, 2006, the Corporation’s residential real estate loan portfolio increased by $301.3 million, $822.1 million and $1.5 billion as compared to balances as of December 31, 2005, June 30, 2005, and June 30, 2004, respectively. The Corporation has diversified its loan receivable portfolio by increasing the concentration of residential real estate loans. The residential real estate loans as a percentage of total loans has increased over time from 14% at June 30, 2004 to 24% at June 30, 2006.
     Commercial and Construction Loans
     As of June 30, 2006, the Corporation’s commercial and construction loan portfolio decreased by $2.2 billion and $2.1 billion as compared to balances as of December 31, 2005 and June 30, 2005, respectively, and increased by $705.9 million compared to the balance at June 30, 2004. The decrease was due to the repayment of $2.4 billion that substantially reduced the Corporation’s secured commercial loan extended to a local financial institutions. The Corporation’s strategy focuses on growing its commercial loans portfolio principally through commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     The Corporation had a lending concentration of $445.7 million in one mortgage originator in Puerto Rico, Doral, at June 30, 2006. The Corporation had outstanding $546.9 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G”), for total loans to mortgage originators amounting to $992.6 million at June 30, 2006. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. The mortgage originators have always paid the loans in accordance with their terms and conditions. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“Office of the Commissioner”) with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). In May 2006, the Corporation received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan to that institution. As part of the Cease and Desist Order imposed on the Corporation by its regulators, the Corporation has continued working on the reduction of its exposure to Doral.
     During the fourth quarter of 2005, First BanCorp received a partial payment from R&G of $137 million for its secured commercial loans. In addition, in February 2007, the Corporation entered into various agreements with R&G relating to prior transactions originally treated as purchases of mortgages and pass-through trust certificates from R&G subsidiaries. First, through a mortgage payment agreement, R&G paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G’s banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of approximately $271 million was re-documented as a secured loan from the Corporation to R&G. Second, R&G and the Corporation amended various agreements involving approximately $218 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes. For further detail, refer to the Corporation’s Current Report on Form 8-K filed with the SEC on February 16, 2007. The execution of the agreements enabled First BanCorp to fulfill the remaining requirement of the Consent Order signed with banking regulators relating to the mortgage-related transactions with R&G that First BanCorp recharacterized for accounting and legal purposes as commercial loans secured by the mortgage loans and pass-through trust certificates.

     Consumer Loans
     As of June 30, 2006, the Corporation’s consumer loans portfolio increased by $50.3 million, $203.4 million, and $548.8 million as compared to the portfolio balances at December 31, 2005, June 30, 2005, and June 30, 2004, respectively. The increase is mainly driven by increases in the Corporation’s auto loan portfolio. The growth of this portfolio has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations.
     The above-mentioned strategy is directly linked to the Corporation’s commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation.
     Finance Leases
     As of June 30, 2006, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, increased by $45.3 million, $83.1 million and $141.0 million as compared to portfolio balances as of December 31, 2005, June 30, 2005, and June 30, 2004, respectively. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets. The Corporation’s credit risk exposure for this portfolio is similar to the credit exposure of an auto loan (extended to individuals) portfolio.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available for sale or held-to-maturity. The Corporation’s investment portfolio at June 30, 2006 amounted to $5.3 billion, a decrease of $149.0 million, $789.1 million, and $471.7 million when compared with the investment portfolio at December 31, 2005, June 30, 2005, and June 30, 2004, respectively. The decrease in investment securities was due to the Corporation’s decision to deleverage its balance sheet by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities. The Corporation’s decision to deleverage its investment portfolio was influenced, among other things, by the flat-to-inverted yield curve. As a result, the Corporation decided to repay during the second half of 2006 higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an interest yield lower than the Corporation’s cost of funds.

     The following table presents the carrying value of investments at the indicated dates:

				June 30,
	June 30,	December 31,	June 30,	2004
(In thousands)	2006	2005	2005	(As Restated)
Money market investments	$3,361,886	$1,224,791	$424,004	$445,248

Investment securities held-to-maturity:
US Government and agencies obligations	2,132,688	2,190,714	2,377,308	2,429,554
PR Government obligations	29,436	14,163	13,899	13,394
Mortgage-backed securities	1,124,996	1,233,711	1,386,423	1,708,469
Corporate Bonds	—	—	—	19,983

	3,287,120	3,438,588	3,777,630	4,171,400

Investment securities available-for-sale:
US Government and agencies obligations	390,717	389,650	397,484	285,912
PR Government obligations	24,393	25,006	25,153	16,126
Mortgage-backed securities	1,528,397	1,478,720	1,669,806	1,119,604
Corporate bonds	4,386	25,381	52,525	44,290
Equity securities	21,393	29,421	72,147	52,927

	1,969,286	1,948,178	2,217,115	1,518,859

Other equity securities	23,689	42,368	74,480	61,525

Total Investments	$8,641,981	$6,653,925	$6,493,229	$6,197,032

     Mortgage-backed securities at the indicated dates consist of:

				June 30,
	June 30,	December 31,	June 30,	2004
(In thousands)	2006	2005	2005	(As Restated)
Held-to-maturity
FHLMC certificates	$18,089	$20,211	$22,956	$30,659
FNMA certificates	1,106,907	1,213,500	1,363,467	1,677,810

	1,124,996	1,233,711	1,386,423	1,708,469

Available-for-sale
FHLMC certificates	8,420	9,962	11,510	9,487
GNMA certificates	394,326	438,881	484,845	128,214
FNMA certificates	1,125,265	1,029,474	1,173,019	981,273
Mortgage pass-through certificates	386	403	432	630

	1,528,397	1,478,720	1,669,806	1,119,604

Total mortgage-backed securities	$2,653,393	$2,712,431	$3,056,229	$2,828,073

     The carrying values of investment securities (excluding other equity securities) at June 30, 2006, by contractual maturity (excluding mortgage-backed securities, equity securities and money market investments) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
US Government and agencies obligations
Due within one year	$74,673	4.86
Due after five years through ten years	378,084	4.30
Due after ten years	2,070,648	5.83

	2,523,405	5.57

PR Government obligations
Due after one year through five years	9,754	5.57
Due after five years through ten years	23,912	5.28
Due after ten years	20,163	5.60

	53,829	5.45

Corporate bonds
Due after five years through ten years	1,028	7.46
Due after ten years	3,358	7.72

	4,386	7.66

	2,581,620	5.57

Mortgage-backed securities	2,653,393	4.90
Equity securities	21,393	1.18

Total investment securities — available-for-sale and held-to-maturity	$5,256,406	5.21

     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might also affect net interest income. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation.
Sources of Funds
     The Corporation’s principal funding sources are branch-based deposits, retail brokered deposits, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.
     As of June 30, 2006, total liabilities amounted to $19.0 billion, an increase of $301.6 million, $1.5 billion, and $5.6 billion as compared to balances as of December 31, 2005, June 30, 2005, and June 30, 2004, respectively. The net increase in total liabilities was mainly due to increases in interest-bearing deposits, mainly brokered CDs, partially offset by decreases in FHLB advances and federal funds purchased and securities sold under repurchase agreements. The use of brokered CDs has been particularly important to the growth of the Corporation. The

Corporation encounters intense competition in attracting and retaining deposits, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico has been taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is very competitive and liquid and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities by entering into interest rate swap agreements.
     During 2005, the Corporation’s brokered CDs increased significantly. Significant amounts of short-term brokered CDs were issued to fund the Corporation’s growth and to replace advances from the Federal Home Loan Bank as these matured since the collateral for these funds was under evaluation by the FHLB. During 2005, the FHLB evaluated the eligibility of collateral that secured the commercial loans to local financial institutions and concluded that such collateral was not eligible to secure advances from the FHLB. The rate of the short-term brokered CDs approximated long-term rates given the flat to inverted yield curve. The Corporation decided to use a significant portion of the funds received from the repayment of $2.4 billion of a secured commercial loan extended to a local financial institution to repay short-term brokered CDs entered in 2005 as these matured in the second half of 2006. The Corporation’s decision to repay maturing brokered CDs was influenced, among other things, by the flat-to-inverted yield curve. The Corporation decided to repay higher-rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an interest yield lower than the Corporation’s cost of funds.
     CDs with denominations of $100,000 or higher , including brokered CDs, amounted to $10.5 billion at June 30, 2006. At June 30, 2006, brokered CDs amounted to $9.7 billion. Brokered CDs are sold by third-party intermediaries in denominations of $100,000 or less. The following table presents a maturity schedule of brokered CDs at June 30, 2006:

Total
(In thousands)
Three months or less	$1,959,809
Over three months to six months	1,030,249
Over six months to one year	2,000,905
Over one year to five years	1,005,250
Over five years	3,704,088

Total	$9,700,301

     The Corporation maintains unsecured lines of credit with other banks. At June 30, 2006, the Corporation’s total unused lines of credit with these banks amounted to $335.0 million. At June 30, 2006, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral in the amount of $340.2 million.
     The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts, CDs, and brokered CDs. Refer to “Note 11 — Deposits” in the accompanying notes to the unaudited interim consolidated financial statements for further details. Total deposits amounted to $13.5 billion at June 30, 2006, as compared to $12.5 billion, $11.1 billion and $7.0 billion at December 31, 2005, June 30, 2005 and 2004, respectively. The increase in total deposits was mainly due to increases in brokered CDs.
     Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six month periods ended June 30, 2006, 2005 and 2004.

Capital
     The Corporation’s stockholders’ equity amounted to $1.16 billion at June 30, 2006, $1.20 billion at December 31, 2005, $1.29 billion at June 30, 2005, and $1.08 billion at June 30, 2004. Total capital decreased by $38.4 million and $129.6 million compared to amounts at December 31, 2005 and June 30, 2005, respectively. The decrease was mainly due to dividends declared and paid coupled with unrealized losses in the Corporation’s available for sale portfolio and the accrual by the Corporation during the fourth quarter of 2005 of approximately $74.25 million for the potential settlement of the class action lawsuits.
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
     The effectiveness of a final order to be issued by the Court is subject to:
- The payment of $61 million to be deposited by First BanCorp in a settlement fund within fifteen calendar days of the date of issuance of the “Preliminary Order;” and
- The mailing of a notice to shareholders that describes the general terms of the settlement.
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
     During the first quarter of 2007, the Corporation agreed to issue, subject to regulatory approval, approximately 9.250 million shares of its common stock to The Bank of Nova Scotia (“Scotiabank”), through a private placement offering, valuing the stock at $10.25 per share for a total purchase price of approximately $94.8 million. The valuation reflects a premium of approximately 5% over the volume weighted- average closing share price over the 30 trading-day period that ended January 30, 2007. After the investment, Scotiabank will hold approximately 10% of First BanCorp’s currently outstanding common shares. The original agreement provided that the agreement may be terminated at any time prior to the closing by either the Corporation or Scotiabank if the closing did not occur by July 31, 2007 (the “Termination Date”). The agreement was subsequently amended to change the Termination Date to August 31, 2007. On August 9, 2007, First BanCorp announced the approval by the Federal Reserve Board of the private placement offering with Scotiabank.
     On March 17, 2006, First BanCorp and its banking subsidiary FirstBank entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner relating to mortgage-related transactions with Doral and R&G. For additional information about these orders, please refer to the Current Report on Form 8-K filed with the SEC on March 20, 2006.
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
     As of June 30, 2006, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with the regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp, FirstBank Puerto Rico and FirstBank Florida’s regulatory capital ratios as of June 30, 2006, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking subsidiaries
			FirstBank	To be well
REGULATORY CAPITAL RATIOS	First Bancorp	FirstBank	Florida	capitalized
Total Capital (Total capital to risk-weighted assets)	12.60%	12.74%	10.08%	10.00%
Tier 1 Capital Ratio (Tier I capital to risk-weighted assets)	11.47%	11.56%	9.73%	6.00%
Leverage Ratio (1)	6.56%	6.53%	7.36%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and First Bank and Tier 1 capital to adjusted total assets in the case of First Bank Florida.
Dividends
     For each of the six-months periods ended on June 30, 2006 and 2005, the Corporation declared cash dividends of $0.14 per common share representing a 16.7% increase over the aggregate cash dividend of $0.12 per common share declared for the same period in 2004. Total cash dividends paid on common shares amounted to $11.6 million for the six-month period ended June 30, 2006 (or a 75% dividend payout ratio), $11.3 million for the same period in 2005 (or an 11% dividend payout ratio) and $9.6 million for the corresponding 2004 period (or a 36% dividend payout ratio). Dividends declared on preferred stock amounted to approximately $20.1 million for each of the six month periods ended on June 30, 2006, 2005, and 2004.
Off Balance Sheet Arrangements
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
     As a provider of financial services, the Corporation routinely commits to financial instruments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. At June 30, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.9 billion and $105.2 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, other contractual obligations, commitments to sell loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2006
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Certificates of deposits	$11,377,092	$6,332,631	$875,009	$462,808	$3,706,644
Federal funds purchased and securities sold under agreements to repurchase	4,022,686	1,710,186	250,000	387,500	1,675,000
Advances from FHLB	194,000	105,000	89,000	—	—
Notes payable	176,851	—	—	7,510	169,341
Other borrowings	231,670	—	—	—	231,670

Total contractual obligations	$16,002,299	$8,147,817	$1,214,009	$857,818	$5,782,655

Commitments to purchase mortgage loans	$10,533	$10,533

Commitments to sell mortgage loans	$144,173	$144,173

Standby letters of credit	$105,171	$105,171

Commitments to extend credit:
Lines of credit	$1,248,093	$1,248,093
Letters of credit	52,130	52,130
Commitments to originate loans	595,798	595,798

Total commercial commitments	$1,896,021	$1,896,021

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
RISK MANAGEMENT
     The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp’s business is subject to eight broad categories of risks: (1) interest rate, (2) market risk, (3) credit risk, (4) liquidity risk, (5) operational risk, (6) legal and compliance risk, (7) reputation risk, and (8) contingency risk. First BanCorp has adopted policies and procedures which have been designed to identify and manage risks to which the Corporation is exposed specifically those relating to interest rate risk, credit risk, liquidity risk, and operational risk.
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
     The following table summarizes the notional amount of all derivative instruments as of June 30, 2006, December 31, 2005, June 30, 2005, and June 30, 2004:

	Notional Amount
				June 30,
	June 30,	December 31,	June 30,	2004
(In thousands)	2006	2005	2005	(As Restated)
Interest rate swap agreements:
Pay fixed versus receive floating	$89,320	$109,320	$109,320	$113,165
Receive fixed versus pay floating	5,457,923	5,751,128	4,850,107	3,579,521
Embedded written options	13,515	13,515	13,515	13,515
Purchased options	13,515	13,515	13,515	13,515
Written interest rate cap agreements	125,200	150,200	48,000	25,000
Purchased interest rate cap agreements	348,897	386,750	475,299	25,000

	$6,048,370	$6,424,428	$5,509,756	$3,769,716

     The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of June 30, 2006, December 31, 2005, June 30, 2005 and June 30, 2004:

	Notional amounts
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	June 30,
	2006	2005	2005	2004
	(Dollars in thousands)
Designated hedges:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$4,874,960	$—	$—	$—
Interest rate swaps used to hedge fixed and step rate notes payable	165,442	—	—	—

Total fair value hedges	$5,040,402	$—	$—	$—

Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit and loans	$506,841	$5,860,448	$4,959,427	$3,692,686
Embedded options on stock index deposits	13,515	13,515	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	13,515	13,515	13,515	13,515
Written interest rate cap agreements	125,200	150,200	48,000	25,000
Purchased interest rate cap agreements	348,897	386,750	475,299	25,000

Total derivatives not designated as hedge	$1,007,968	$6,424,428	$5,509,756	$3,769,716

Total	$6,048,370	$6,424,428	$5,509,756	$3,769,716

     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

Six month
period ended
(In thousands)	June 30, 2006
Fair value of contracts outstanding at the beginning of the period	$(142,347)
Contracts realized or otherwise settled during the period	1,312
Changes in fair value during the period	(119,093)

Fair value of contracts outstanding at June 30, 2006	$(260,128)

Source of Fair Value

(In thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of June 30, 2006	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Prices provided by external sources	$(1,511)	$(8,473)	$(11,243)	$(238,901)	$(260,128)
     Prior to April 2006, none of the derivative instruments held by the Corporation were qualified for hedge accounting. Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS 133 for substantially all of the interest rate swaps that hedge its brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent the changes in the fair value of the derivative do not offset the changes in fair values of the hedged liabilities due to changes in the hedged risk. Prior to the implementation of fair value hedge accounting, the Corporation recorded unrealized losses in the valuation of interest rate swaps of approximately $68.0 million during the first quarter of 2006.
     With the implementation of the long-haul method with respect to the brokered CDs and medium-term notes on April 3, 2006, the basis differential between the market value and book value of the hedged liabilities at the inception of fair value hedge accounting, of approximately $200.0 million, amortizes or accretes as a yield adjustment over the remaining term of the hedged liabilities. For the quarter ended June 30, 2006, the Corporation recorded an amortization of $1.3 million as a basis adjustment.
     Effective January 1, 2007, the Corporation decided to early adopt SFAS 159 for the callable brokered CDs and the callable fixed medium-term notes (“Notes”) that were hedged with interest rate swaps. One of the main considerations to early adopt SFAS 159 for these instruments is to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133. Upon adoption of SFAS 159, First BanCorp selected the fair value measurement for approximately 63% of the brokered CDs portfolio and for certain medium-term notes. The CDs and Notes chosen for the fair value measurement option are the ones hedged at January 1, 2007 by callable interest rate swaps with the same terms and conditions. The adoption of SFAS 159 also resulted on a positive after-tax impact to retained earnings of approximately $92.2 million. Under SFAS 159, this one-time credit will not be recognized in current earnings.
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
     Commercial and construction loans in amounts of over $1.0 million are individually evaluated on a quarterly basis for impairment following the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent.

     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter ended	Six Month Period Ended
June 30,	June 30,
2004	2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Allowance for loan and lease losses, beginning of period	$152,596	$144,201	$130,357	$147,999	$141,036	$126,378
Provision for loan and lease losses	9,354	11,075	13,200	28,730	22,029	26,400

Loans charged-off:
Residential real estate	(487)	(677)	(59)	(700)	(742)	(85)
Commercial and Construction	(1,024)	(1,813)	(1,785)	(3,011)	(3,296)	(3,321)
Finance leases	(1,022)	(406)	(765)	(1,716)	(839)	(1,313)
Consumer	(14,279)	(8,102)	(8,672)	(27,834)	(16,720)	(17,258)
Recoveries	1,389	1,876	1,402	3,059	3,323	2,877

Net charge-offs	(15,423)	(9,122)	(9,879)	(30,202)	(18,274)	(19,100)

Other adjustments	—	—	—	—	1,363	—

Allowance for loan and lease losses, end of period	$146,527	$146,154	$133,678	$146,527	$146,154	$133,678

Allowance for loan and lease losses to period end total loans receivable	1.35%	1.24%	1.68%	1.35%	1.24%	1.68%
Net charge-offs annualized to average loans outstanding during the period	0.50%	0.32%	0.52%	0.48%	0.34%	0.52%
Provision for loan and lease losses to net charge- offs during the period	0.61	x	1.21	x	1.34	x	0.95	x	1.21	x	1.38	x
     First BanCorp’s allowance for loan and lease losses was $146.5 million at June 30, 2006, compared to $146.2 million at June 30, 2005 and $133.7 million at June 30, 2004. The provision for loan and lease losses for the second quarter and first half of 2006 amounted to $9.4 million and $28.7 million, respectively, compared to $11.1 million and $22.0 million, respectively, for the corresponding periods in 2005 and $13.2 million and $26.4 million, respectively, for the corresponding periods in 2004. The decrease in this provision for the second quarter of 2006 compared to the second quarter of 2005 was mainly due to a significant reduction in the Corporation’s secured commercial loans to local financial institutions portfolio due to the payment of $2.4 billion received during the second quarter of 2006 that reduced the outstanding balance of a secured commercial loan extended to a local financial institution.
     The increase in the provision for the first half of 2006, compared to the same period in 2005, principally reflects growth in the Corporation’s commercial (other than secured commercial loan to local financial institutions) and consumer portfolios coupled with increasing trends in non-performing loans and charge-offs experienced during 2006 as compared to 2005. The Corporation’s net charge-offs were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is currently in a midst of a recession. The latest Gross National Product forecast by the Puerto Rico Planning Board expects a 1.4% reduction in fiscal year 2007 compared to fiscal year 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices. The decrease in the provision during 2005 as compared to 2004 was primarily attributable to the seasoning of the commercial loans portfolio, a decrease in net charge-offs experienced during 2005, and the stability of non-performing loans.
     First BanCorp’s ratio of the allowance for loan and lease losses to period end total loans was 1.35% at June 30, 2006, compared to 1.24% at June 30, 2005 and 1.68% at June 30, 2004. During 2005, the Corporation determined that, based on an analysis of credit quality, the composition of the Corporation’s loan portfolio, and recent loss experience, specifically for commercial and residential real estate portfolio, a smaller provision was required and hence a smaller ratio resulted during 2005, compared to 2004.

     The Corporation’s ratio of the provision for loan and lease losses to net charge-offs for the second quarter and first half of 2006 was 61% and 95%, respectively, compared to 121% for each of the corresponding periods in 2005. During the second quarter of 2006, due to a significant reduction in the Corporation’s secured commercial loans to local financial institutions portfolio, the Corporation’s provision for loan and lease losses decreased by $1.7 million compared to the second quarter of 2005. As a result, the Corporation’s ratio of the provision for loan and lease losses to net charge-offs decreased by 60 basis points in the second quarter of 2006 compared to the second quarter of 2005. For the first half of 2006, the Corporation’s ratio of provision for loan and lease losses to net charge-offs decreased by 26 basis points, compared to the same period in 2005, mainly due to the reduction in the Corporation’s commercial portfolio coupled with changes in the mix of the Corporation’s as the proportion of loans collateralized by residential real estate to total loans increased during 2006. In 2005 compared to 2004, the ratio of provision for loan and lease losses to net charge-offs decreased due to the Corporation’s loss experience, the credit quality of the portfolio, and change in the mix of the loans portfolio .
Non-accruing and Non-performing Assets
     Total non-performing assets are the sum of non-accruing loans, foreclosed real estate, and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.
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
     The following table presents non-performing assets at the dates indicated:

				June 30,
	June 30,	December 31,	June 30,	2004
(Dollars in thousands)	2006	2005	2005	(As Restated)
Non-accruing loans:
Residential real estate	$85,542	$54,777	$37,155	$28,207
Commercial, commercial real estate and construction	49,140	35,814	29,210	44,274
Finance leases	6,125	3,272	2,465	2,684
Consumer	43,169	40,459	24,015	15,822

	183,976	134,322	92,845	90,987

Other real estate owned	3,435	5,019	8,463	5,599
Other repossessed property	15,000	9,631	8,259	5,758

Total non-performing assets	$202,411	$148,972	$109,567	$102,344

Past due loans	$31,366	$27,501	$31,426	$16,519
Non-performing assets to total assets	1.00%	0.75%	0.58%	0.71%
Non-accruing loans to total loans receivable	1.70%	1.06%	0.79%	1.14%
Allowance for loan and lease losses	$146,527	$147,999	$146,154	$133,678
Allowance to total non-accruing loans	80%	110%	157%	147%
Allowance to total non-accruing loans, excluding residential real estate loans	149%	186%	262%	213%
     Due to deteriorating economic conditions in Puerto Rico, increased delinquencies, and overall growth of the Corporation’s loan portfolio, First BanCorp increased its allowance for loan and lease losses from $133.7 million as of June 30, 2004 to $146.5 million as of June 30, 2006.
     As a result of the increase in delinquencies, the Corporation’s non-accruing loans to total loans receivable ratio has increased over time from 1.14% at June 30, 2004 to 1.70% at June 30, 2006. The increase was mainly due to increases in non-accruing loans in the residential real estate portfolio. Historically, the Corporation has experienced the lowest rates of losses for this portfolio. As a consequence, the provision and allowance for loan and lease losses did not increase proportionately with the increase in non-accruing loans. As of June 30, 2006, the Corporation’s ratio of the allowance for loan and lease losses to non-performing loans decreased by 67 basis points from 147% as of June 30, 2004 to 80% as of June 30, 2006. Excluding residential real estate loans, the ratio of the allowance for loan and lease losses to non-accruing loans decreased by 64 basis points from 213% at June 30, 2004 to 149% at June 30, 2006.
     The increase in consumer non-accrual loans mainly relates to increases in the Corporation’s auto and personal unsecured portfolios.
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
     A large portion of the Corporation’s funding is retail brokered CDs issued by the banking subsidiaries. In the event that the Corporation’s bank subsidiaries are not well-capitalized institutions, they might not be to replace this source of funding. The banking subsidiaries currently comply with the minimum requirements ratios for “well-capitalized” institutions and the Corporation does not foresee any risks to their ability to issue brokered deposits. In addition, the average life of the retail brokered CDs was approximately 5.5 years at June 30, 2006. Approximately 44% of these certificates are callable, but only at the Corporation’s option.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     First BanCorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, First BanCorp’s Chief Executive Officer and its current Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were not effective as of June 30, 2006 due to the existence of the material weaknesses discussed below.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions.
          As reported in the Corporation’s 2005 Annual Report on Form 10-K, dated February 9, 2007, management previously concluded that its internal control over financial reporting was not effective as of December 31, 2005. Such conclusion resulted from the identification of the following material weaknesses:
1.	Ineffective Control Environment.

2.	Ineffective controls over the documentation and communication of relevant terms of certain mortgage loans bulk purchase transactions.

3.	Ineffective controls over communications to the Audit Committee.

4.	Ineffective controls over communication to the Corporation’s independent registered public accounting firm.

5.	Ineffective anti-fraud controls and procedures.

6.	Insufficient accounting resources and expertise.

7.	Ineffective controls over the accounting for mortgage-related transactions.

8.	Ineffective controls over the accounting for derivative financial instruments.

9.	Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities.
          These material weaknesses are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2005.
Remediation of previously disclosed material weaknesses
          During the first quarter of 2006, First BanCorp completed the implementation of the following remediation steps to fully remediate the material weakness number 9 “Ineffective controls over the valuation of premiums and discounts on mortgage-backed securities” as of March 31, 2006. The remediation steps taken by management were to adjust the balances to reflect the use of the effective interest method. In addition, the Corporation reviewed the accounting policy to require the use of the interest method for the amortization of premiums and discounts on mortgage-backed securities. As a result of such review, effective January 1, 2006, the Corporation implemented the interest method for the amortization of premiums and discounts on mortgage-backed securities.
          During the second quarter of 2006, First BanCorp completed the implementation of the following remediation steps to fully remediate the material weaknesses number 7 and 8:
Ineffective controls over the accounting for mortgage-related transactions. – The Corporation’s management believes that, as of June 30, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to purchases of mortgages in bulk and the purchases of mortgages where the seller of the mortgages retains the servicing responsibilities. The Corporation has implemented controls that specify that the terms of any recourse provisions or retained servicing arrangements must be reviewed by the General Counsel before they are included in purchase agreements. In addition, the Board has reviewed the Corporation’s risk management program and enhanced the communication to the Audit Committee.

Ineffective controls over the accounting for derivative financial instruments. – The Corporation’s management believes that, as of June 30, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to the identification of derivatives and the measurement of hedge effectiveness. With respect to the identification of derivatives, the Corporation has implemented the following changes:
•	The Corporation created the Investment and Derivative Risk Manager Position, which is responsible for the evaluation of complex transactions, such as derivatives, implementation of policies and procedures and monitoring of external consultants analyses/computations.

•	The legal and accounting departments must review any new forms of transactions or any variants of forms of transactions for which the Corporation has not determined the accounting in order to identify any derivatives resulting from the structure of such transactions; and

•	Periodic testing of the hedge effectiveness process is required to make sure that it is operating effectively to ensure compliance with SFAS 133.

•	Education of personnel on derivative financial instruments and involvement of outside experts, as necessary.
With respect to the measurement of hedge effectiveness, the Corporation has revised its control accounting procedures to state that the receipt of an upfront payment from interest swap counterparty precludes the use of the short-cut method of accounting under SFAS 133.
Changes in Internal Control over Financial Reporting
          In addition to the remediation of the above mentioned material weaknesses, the following are changes in the Corporation’s internal control over financial reporting that occurred during the period ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
1.	Changes in Management and Clarification of the Role, Responsibilities and Authority of Management. In addition to the previous appointments of a new CEO and COO, in February 15, 2006 the Board appointed a new General Counsel, who reports to the CEO.

2.	Board Membership Changes. In November 2005, the Board elected Fernando Rodriguez-Amaro as a new independent director to serve as an additional audit committee financial expert, and thereafter appointed him Chairman of the Audit Committee as of January 1, 2006. Also, in the first quarter of 2006, the Board appointed Jose Menendez Cortada as the Lead Independent Director of the Board.

3.	Risk Management Program. During the first quarter of 2006, the Board reviewed the Corporation’s risk management program with the assistance of outside consultants and legal counsel and began a process of realigning the risk management functions and the adoption of an enterprise risk management process. During the second quarter of 2006, the Board appointed a senior management officer as Chief Risk Officer and appointed this officer to the Risk Management Council with reporting responsibilities to the CEO and the Audit Committee.

4.	Corporate Governance Review. During the first quarter of 2006, with the assistance of outside consultants and outside counsel, the Corporate Governance Committee of the Board re-evaluated the Corporation’s corporate governance policies and made recommendations to the full Board for changes. This effort is expected to result in a clearer understanding of the responsibilities and duties of the Board and its committees and in an alignment of those responsibilities with the industry’s best practices.

5.	Ethical training of employees and directors. During the second quarter of 2006, the Corporation designed and started offering enhanced corporate compliance seminars to every employee and director of the Corporation. Through the corporate compliance training program, the Corporation is emphasizing the importance of compliance with the Corporation’s policies and procedures and control systems, including the new policy regarding full and complete documentation of agreements and prohibiting oral and side agreements, the Corporation’s Code of Ethics and Code of Conduct, the Corporation’s various legal compliance programs, and the availability of mechanisms to report possible unethical behavior, such as the Audit Committee’s whistleblower hotline.
     As discussed in First BanCorp’s 2006 Annual Report on Form 10-K filed with the SEC on July 9, 2007, First BanCorp completed the execution of its remediation plan, evaluated and tested the effectiveness of the controls as of December 31, 2006, and determined that the material weaknesses described above had been remediated.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
31.1 — CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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