Form 10-Q
period 2006-09-30
FIRST BANCORP /PR/
filed 2007-08-20
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004 (As Restated)	5
Consolidated Statements of Income (Unaudited) – Quarters ended September 30, 2006, September 30, 2005 and September 30, 2004 (As Restated)	6
Consolidated Statements of Income (Unaudited) – Nine months ended September 30, 2006, September 30, 2005 and September 30, 2004 (As Restated)	7
Consolidated Statements of Cash Flows (Unaudited) – Nine months ended September 30, 2006, September 30, 2005 and September 30, 2004 (As Restated)	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine months ended September 30, 2006, September 30, 2005 and September 30, 2004 (As Restated)	9
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) – Quarters ended September 30, 2006, September 30, 2005 and September 30, 2004 (As Restated)	10
Consolidated Statements of Comprehensive Income (Unaudited) – Nine months ended September 30, 2006, September 30, 2005 and September 30, 2004 (As Restated)	11
Notes to Consolidated Financial Statements (Unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	99
Item 4. Controls and Procedures	99

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	103
Item 1A. Risk Factors	103
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	103
Item 3. Defaults Upon Senior Securities	103
Item 4. Submission of Matters to a Vote of Security Holders	103
Item 5. Other Information	103
Item 6. Exhibits	103

SIGNATURES
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

EXPLANATORY NOTE
     First BanCorp ( the “Corporation” or “First BanCorp”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the interim period ended September 30, 2006 and the Quarterly Reports on Form 10-Q for the interim periods ended June 30, 2006, March 31, 2006, September 30, 2005 and June 30, 2005 as a result of the delay in completing the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of an amendment of First BanCorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Corporation’s subsequent reports. For information regarding the restatement of First BanCorp’s previously issued financial statements, see the Corporation’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, which was filed with the SEC on September 26, 2006, and Note 1 – “Restatement of Previously Issued Financial Statements” — to the accompanying unaudited Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks associated with the Corporation’s inability to prepare and timely submit SEC and other regulatory filings;

•	a reduction in the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes;

•	risks arising from worsening economic conditions in Puerto Rico;

•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the condo conversion loans in its Miami Agency;

•	increases in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with changes to the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	risks associated with the failure to obtain a final order from the District Court of Puerto Rico approving the settlement of the class-action lawsuit brought against the Corporation;

•	the impact of Doral Financial Corporation financial condition on its repayment of its outstanding secured loan to the Corporation;

•	risks associated with being subject to the cease and desist order;

•	potential further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

				September 30, 2004
	September 30, 2006	December 31, 2005	September 30, 2005	(As Restated)
Assets
Cash and due from banks	$81,983,261	$155,848,810	$137,248,464	$91,317,992

Money market instruments, including $381,848,364 pledged that can be repledged as of December 31, 2005 (September 30, 2005 - $267,777,336; September 30, 2004 - $300,000,000)	748,784,722	666,856,432	1,073,114,286	732,600,317
Federal funds sold and securities purchased under agreements to resell	41,336,579	508,967,369	160,783,017	302,000,000
Time deposits with other financial institutions	9,100,000	48,967,475	48,600,000	600,000

Total money market investments	799,221,301	1,224,791,276	1,282,497,303	1,035,200,317

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,272,618,338	1,744,846,054	1,806,959,109	1,225,842,399
Other investment securities	483,936,067	203,331,449	280,255,292	251,671,039

Total investment securities available for sale	1,756,554,405	1,948,177,503	2,087,214,401	1,477,513,438

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,335,051,406	3,115,260,660	2,727,562,713	3,290,537,802
Other investment securities	1,022,978,696	323,327,297	239,186,736	360,132,648

Total investment securities held to maturity	3,358,030,102	3,438,587,957	2,966,749,449	3,650,670,450

Other equity securities	20,989,185	42,367,500	77,230,500	69,025,000

Loans, net of allowance for loan and lease losses of $150,924,964 (December 31, 2005 - $147,998,733; September 30, 2005 - $147,267,275; September 30, 2004 - $137,253,064)	10,710,424,305	12,436,257,993	12,150,959,315	8,496,426,264
Loans held for sale, at lower of cost or market	30,603,213	101,672,531	74,198,668	7,419,060

Total loans, net	10,741,027,518	12,537,930,524	12,225,157,983	8,503,845,324

Premises and equipment, net	152,079,987	116,947,772	111,862,913	88,865,587
Other real estate owned	3,712,895	5,019,106	6,032,210	6,938,890
Accrued interest receivable on loans and investments	101,149,237	103,692,478	82,754,088	60,944,997
Due from customers on acceptances	531,416	353,864	397,538	717,930
Other assets	372,662,226	343,933,937	294,848,038	196,904,455

Total assets	$17,387,941,533	$19,917,650,727	$19,271,992,887	$15,181,944,380

Liabilities & Stockholders’ Equity

Liabilities:
Non-interest-bearing deposits	$676,027,822	$811,006,126	$751,689,852	$603,713,284
Interest-bearing deposits	11,205,497,022	11,652,746,080	11,501,114,323	6,753,832,707
Federal funds purchased and securities sold under agreements to repurchase	3,228,435,000	4,833,882,000	4,470,696,000	4,558,915,656
Advances from the Federal Home Loan Bank (FHLB)	134,000,000	506,000,000	448,000,000	1,373,000,000
Notes payable	181,575,237	178,693,249	178,419,384	152,901,700
Other borrowings	231,694,859	231,622,020	231,597,474	276,667,705
Subordinated notes	—	—	82,684,827	82,137,249
Bank acceptance outstanding	531,416	353,864	397,538	717,930
Payable for unsettled investment trade	—	—	—	10,285,040
Accounts payable and other liabilities	505,665,617	505,506,453	352,634,036	197,125,840

Total liabilities	16,163,426,973	18,719,809,792	18,017,233,434	14,009,297,111

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	550,100,000	550,100,000	550,100,000

Common stock, $1 par value, authorized 250,000,000 shares; issued 93,151,856 shares (December 31, 2005- 90,772,856 shares ; September 30, 2005 - 90,772,856 shares; September 30, 2004 - 45,206,555 shares)	93,151,856	90,772,856	90,772,856	45,206,555
Less: Treasury Stock (at par value)	(9,897,800)	(9,897,800)	(9,897,800)	(4,920,900)

Common stock outstanding	83,254,056	80,875,056	80,875,056	40,285,655

Additional paid-in capital	22,756,994	—	—	3,209,915
Capital reserve	—	—	82,825,000	80,000,000
Legal surplus	265,844,192	265,844,192	183,019,192	165,709,122
Retained earnings	331,375,119	316,696,971	357,748,736	292,850,947
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $234,362 (December 31, 2005 - $16,259 ; September 30, 2005 - ($369,061) ; September 30, 2004 ($1,131,416))	(28,815,801)	(15,675,284)	191,469	40,491,630

Total stockholders’ equity	1,224,514,560	1,197,840,935	1,254,759,453	1,172,647,269

Total liabilities and stockholders’ equity	$17,387,941,533	$19,917,650,727	$19,271,992,887	$15,181,944,380

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
			September 30,
	September 30,	September 30,	2004
	2006	2005	(As Restated)
Interest income:
Loans	$216,953,076	$214,006,807	$115,148,412
Investment securities	70,490,419	71,660,199	70,363,002
Money market investments	30,267,972	6,596,601	1,152,460

Total interest income	317,711,467	292,263,607	186,663,874

Interest expense:
Deposits (Note 11)	135,647,412	161,152,342	(30,653,464)
Federal funds purchased and repurchase agreements	49,412,806	48,838,569	34,625,138
Advances from FHLB	2,876,488	5,207,707	7,573,861
Notes payable and other borrowings	7,072,733	10,321,624	4,512,647

Total interest expense	195,009,439	225,520,242	16,058,182

Net interest income	122,702,028	66,743,365	170,605,692

Provision for loan and lease losses	20,559,123	12,861,207	13,199,850

Net interest income after provision for loan and lease losses	102,142,905	53,882,158	157,405,842

Non-interest income:
Other service charges on loans	1,227,894	1,529,430	851,848
Service charges on deposit accounts	3,025,188	3,025,013	2,705,111
Mortgage banking activities	1,595,068	318,125	1,328,492
Gain on partial extinguishment of a secured commercial loan to a local financial institution	1,000,000	—	—
Net (loss) gain on investments and impairments	(6,083,674)	4,517,344	360,031
Rental income	847,343	875,408	814,398
Other operating income	6,432,570	7,427,195	5,631,393

Total non-interest income	8,044,389	17,692,515	11,691,273

Non-interest expenses:
Employees’ compensation and benefits	32,881,298	26,838,736	21,153,090
Occupancy and equipment	13,730,875	12,842,629	10,260,593
Business promotion	4,512,400	4,876,566	4,354,617
Professional fees	7,407,582	3,553,065	1,023,091
Taxes, other than income taxes	3,577,530	2,577,072	2,283,388
Insurance and supervisory fees	1,862,433	1,171,779	994,620
Other operating expenses	8,967,989	8,695,503	5,807,371

Total non-interest expenses	72,940,107	60,555,350	45,876,770

Income before income taxes	37,247,187	11,019,323	123,220,345
Income tax (provision) benefit	(10,565,431)	6,285,264	(34,826,984)

Net income	$26,681,756	$17,304,587	$88,393,361

Net income attributable to common stockholders	$16,612,757	$7,235,588	$78,324,362

Net income per common share:
Basic	$0.20	$0.09	$0.97

Diluted	$0.20	$0.09	$0.94

Dividends declared per common share	$0.07	$0.07	$0.06

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Month Period Ended
			September 30,
	September 30,	September 30,	2004
	2006	2005	(As Restated)
Interest income:
Loans	$710,646,312	$541,459,045	$325,791,945
Investment securities	214,171,649	201,724,546	169,875,169
Money market investments	65,041,845	10,613,567	2,415,876

Total interest income	989,859,806	753,797,158	498,082,990

Interest expense:
Deposits (Note 11)	479,639,216	252,840,683	71,913,056
Federal funds purchased and repurchase agreements	154,111,848	126,896,352	94,816,509
Advances from FHLB	9,921,291	27,497,510	18,690,602
Notes payable and other borrowings	24,428,872	21,472,722	8,287,120

Total interest expense	668,101,227	428,707,267	193,707,287

Net interest income	321,758,579	325,089,891	304,375,703

Provision for loan and lease losses	49,289,600	34,889,980	39,600,000

Net interest income after provision for loan and lease losses	272,468,979	290,199,911	264,775,703

Non-interest income:
Other service charges on loans	4,181,291	4,187,995	2,957,425
Service charges on deposit accounts	9,580,326	8,736,728	8,230,790
Mortgage banking activities	1,447,392	3,888,206	3,090,458
Loss on partial extinguishment of a secured commercial loan to a local financial institution	(10,640,344)	—	—
Net (loss) gain on investments and impairments	(6,658,218)	12,849,663	4,875,926
Rental income	2,458,013	2,584,232	2,133,341
Gain on sale of credit card portfolio	—	—	5,532,684
Other operating income	20,047,067	19,116,254	17,981,078

Total non-interest income	20,415,527	51,363,078	44,801,702

Non-interest expenses:
Employees’ compensation and benefits	96,875,998	76,427,208	62,126,994
Occupancy and equipment	40,060,463	35,247,619	29,080,304
Business promotion	12,610,641	14,509,582	12,411,300
Professional fees	24,943,755	6,960,961	2,963,785
Taxes, other than income taxes	8,690,870	7,131,394	6,182,051
Insurance and supervisory fees	5,472,995	3,362,138	3,080,826
Other operating expenses	27,063,159	25,996,404	18,346,305

Total non-interest expenses	215,717,881	169,635,306	134,191,565

Income before income taxes	77,166,625	171,927,683	175,385,840
Income tax provision	(14,819,125)	(32,002,088)	(39,754,445)

Net income	$62,347,500	$139,925,595	$135,631,395

Net income attributable to common stockholders	$32,140,503	$109,718,598	$105,424,398

Net income per common share:
Basic	$0.39	$1.36	$1.31

Diluted	$0.39	$1.32	$1.27

Dividends declared per common share	$0.21	$0.21	$0.18

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Period Ended
			September 30,
	September 30,	September 30,	2004
	2006	2005	(As Restated)
Cash flows from operating activities:
Net income	$62,347,500	$139,925,595	$135,631,395

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,566,395	11,179,619	10,474,400
Amortization of core deposit intangible	2,581,437	2,463,235	1,797,465
Provision for loan and lease losses	49,289,600	34,889,980	39,600,000
Deferred income tax (benefit) provision	(35,605,857)	(17,898,389)	237,561
Stock-based compensation recognized	5,379,511	—	—
Gain on sale of investments, net	(5,431,170)	(14,348,729)	(7,574,918)
Other-than-temporary impairments on available-for-sale securities	12,089,388	1,499,066	2,698,992
Unrealized loss (gain) on derivative instruments	64,025,985	39,977,961	(23,644,682)
Net gain on sale of loans and impairments	(1,063,882)	(3,635,744)	(2,873,893)
Net loss on partial extinguishment of a secured commercial loan to a local financial institution	10,640,344	—	—
Net amortization of premiums and discounts and deferred loan fees and costs	(2,045,780)	(45,794)	1,736,639
Amortization of broker placement fees	15,228,471	11,384,353	10,228,646
Amortization of basis adjustments on fair value hedges	458,374	—	—
Net (accretion) of discounts and premiums on investment securities	(26,242,786)	(19,494,586)	(20,521,612)
Amortization of discount on subordinated notes	—	404,409	371,861
Gain on sale of credit card portfolio	—	—	(5,532,684)
(Decrease) increase in accrued income tax payable	(42,621,586)	16,444,977	(6,013,033)
Decrease (increase) in accrued interest receivable	2,543,241	(23,057,636)	(19,408,552)
Increase in accrued interest payable	26,564,232	39,556,298	6,294,948
Decrease (increase) in other assets	4,922,947	(19,422,780)	(20,475,269)
Increase in other liabilities	17,353,014	30,974,572	23,331,745

Total adjustments	110,631,878	90,870,812	(9,272,386)

Net cash provided by operating activities	172,979,378	230,796,407	126,359,009

Cash flows from investing activities:
Principal collected on loans	5,209,573,268	2,522,641,911	1,664,761,267
Loans originated	(3,491,295,450)	(4,580,927,938)	(3,327,844,911)
Purchase of loans	(134,310,032)	(317,031,608)	(147,976,311)
Proceeds from sale of loans	116,214,827	120,682,234	109,704,058
Proceeds from sale of repossessed assets	32,988,920	24,737,292	23,556,754
Purchase of servicing assets	(723,779)	—	—
Proceeds from sale of available for sale securities	228,122,652	223,329,617	32,845,372
Purchase of securities held to maturity	(402,607,038)	(1,410,859,719)	(1,547,072,399)
Purchase of securities available for sale	(225,372,830)	(1,220,389,587)	(495,451,907)
Principal repayments and maturities of securities held to maturity	509,566,831	1,842,826,825	1,056,932,801
Principal repayments of securities available for sale	168,697,285	232,016,437	270,854,574
Additions to premises and equipment	(47,698,610)	(19,603,460)	(14,070,585)
Decrease (increase) in other equity securities	21,378,315	6,827,600	(23,000,000)
Cash paid for net assets acquired in acquisition of business	—	(78,404,804)	—

Net cash provided by (used in) investing activities	1,984,534,359	(2,654,155,200)	(2,396,761,287)

Cash flows from financing activities:
Net (decrease) increase in deposits	(651,589,392)	3,892,017,199	577,444,682
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(1,605,447,000)	303,335,087	919,443,313
Net FHLB advances (paid) taken	(372,000,000)	(1,190,000,000)	460,000,000
Net proceeds from issuance of notes payable and other borrowings	—	—	429,409,766
Repayments of notes payable and other borrowings	—	(45,167,616)	—
Dividends paid	(47,669,352)	(47,184,548)	(44,684,441)
Exercise of stock options	19,756,483	2,094,354	3,199,430
Treasury stock acquired	—	(965,079)	—

Net cash (used in) provided by financing activities	(2,656,949,261)	2,914,129,397	2,344,812,750

Net (decrease) increase in cash and cash equivalents	(499,435,524)	490,770,604	74,410,472
Cash and cash equivalents at beginning of period	1,380,640,086	926,975,163	1,052,107,837

Cash and cash equivalents at end of period	$881,204,562	$1,417,745,767	$1,126,518,309

Cash and cash equivalents include:
Cash and due from banks	$81,983,261	$137,248,464	$91,317,992
Money market instruments	799,221,301	1,282,497,303	1,035,200,317

	$881,204,562	$1,419,745,767	$1,126,518,309

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on borrowings	$559,113,647	$400,248,577	$293,543,996
Income Taxes	91,125,590	32,823,146	41,131,288

Non-cash investing and financing activities:
Additions to other real estate owned	$2,466,033	$2,973,012	$4,682,526
Additions to auto repossessions	86,020,776	45,952,789	31,032,738
Capitalization of servicing assets	851,591	1,480,900	1,459,800
Mortgage loans securitized and transferred to securities available-for-sale	—	—	51,107,154
The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Month Period Ended
			September 30, 2004
	September 30, 2006	September 30, 2005	(As Restated)
Preferred Stock	$550,100,000	$550,100,000	$550,100,000

Common Stock outstanding:
Balance at beginning of period	80,875,056	40,389,155	40,027,285
Common stock issued under stock option plan	2,379,000	76,373	258,370
Treasury stock acquired before stock split	—	(28,000)	—
Shares issued as a result of stock split	—	40,437,528	—

Balance at end of period	83,254,056	80,875,056	40,285,655

Additional Paid-In-Capital:
Balance at beginning of period	—	4,863,299	268,855
Shares issued under stock option plan	17,377,483	2,017,981	2,941,060
Stock-based compensation recognized	5,379,511	—	—
Treasury stock acquired	—	(937,079)	—
Adjustment for stock split	—	(5,944,201)	—

Balance at end of period	22,756,994	—	3,209,915

Capital Reserve	—	82,825,000	80,000,000

Legal Surplus	265,844,192	183,019,192	165,709,122

Retained Earnings:
Balance at beginning of period	316,696,971	299,501,016	201,903,993
Net income	62,347,500	139,925,595	135,631,395
Cash dividends declared on common stock	(17,462,355)	(16,977,551)	(14,477,444)
Cash dividends declared on preferred stock	(30,206,997)	(30,206,997)	(30,206,997)
Adjustment for stock split	—	(34,493,327)	—

Balance at end of period	331,375,119	357,748,736	292,850,947

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	(15,675,284)	43,635,624	35,812,500
Other comprehensive (loss) income, net of tax	(13,140,517)	(43,444,155)	4,679,130

Balance at end of period	(28,815,801)	191,469	40,491,630

Total stockholders’ equity	$1,224,514,560	$1,254,759,453	$1,172,647,269

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended
			September 30,
	September 30,	September 30,	2004
	2006	2005	(As Restated)
Net income	$26,681,756	$17,304,587	$88,393,361

Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	48,411,623	(32,042,194)	18,839,245
Less: Reclassification adjustments for net loss (gain) and other than temporary impairments included in net income	6,083,674	(4,517,344)	(360,031)
Income tax (expense) benefit related to items of other comprehensive income	(675,834)	762,753	(48,139)

Other comprehensive income (loss) for the period, net of tax	53,819,463	(35,796,785)	18,431,075

Total comprehensive income (loss)	$80,501,219	$(18,492,198)	$106,824,436

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Month Period Ended
			September 30,
	September 30,	September 30,	2004
	2006	2005	(As Restated)
Net income	$62,347,500	$139,925,595	$135,631,395

Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period	(20,016,838)	(31,119,827)	10,073,391
Less: Reclassification adjustments for net loss (gain) and other than temporary impairments included in net income	6,658,218	(12,849,663)	(4,875,926)
Income tax benefit (expense) related to items of other comprehensive income	218,103	525,335	(518,335)

Other comprehensive (loss) income for the period, net of tax	(13,140,517)	(43,444,155)	4,679,130

Total comprehensive income	$49,206,983	$96,481,440	$140,310,525

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     As previously reported, on December 13, 2005 the Corporation concluded that its financial statements for the interim and annual periods from January 1, 2000 through March 31, 2005 should no longer be relied upon and that its consolidated financial statements for some or all of the periods included therein should be restated (the “2004 restatement”). On September 26, 2006, the Corporation filed with the SEC an Amended Annual Report on Form 10-K/A restating its audited financial statements for the years ended December 31, 2004, 2003 and 2002. The following provides a brief description of the principal accounting adjustments included in the 2004 restatement of the Corporation’s consolidated financial statements and the effect of the adjustments on the Corporation’s Consolidated Statement of Financial Condition as of September 30, 2004, its Consolidated Statements of Income for the quarter and nine month period ended September 30, 2004 and its Consolidated Statement of Cash Flows for the nine month period ended September 30, 2004. In addition, with the filing of its 2006 Annual Report on Form 10-K, First BanCorp restated its 2005 and 2004 Statements of Cash Flows due to some incorrect classifications. The classification errors related to three main items: 1) the treatment of discounts and the related accretion activity on certain investment securities (mostly “zero coupon securities”), 2) the classification of cash flows from the disposition of repossessed assets, and 3) purchases of zero coupon bonds and agency discount notes amounts presented as part of investing activities (the “2006 restatement”). All financial information for the quarter and nine month period ended September 30, 2004 included in any subsequent notes is presented on a restated basis. A more detailed description of the accounting adjustments made in connection with the 2004 restatement, as well as a background discussion of the 2004 restatement, is included in Note 1 “—Restatement of Previously Issued Financial Statements —” to First Bancorp audited Consolidated Financial Statements, included in the Corporation’s amended 2004 Annual Report on Form 10-K. A more detailed description of the accounting adjustments made in connection with the 2006 restatement, is included in Note 1 “— Restatement of 2005 and 2004 Consolidated Statements of Cash Flows—” to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s 2006 Annual Report on Form 10-K.
     As discussed in more detail below, First BanCorp has separately quantified the impact of various accounting adjustments on its interim unaudited Consolidated Financial Statements.

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

As of
September 30,
(In thousands)	2004
Cash and due from banks, (no adjustment required)	$91,318

Money market investments, as previously reported	$1,023,910
Impact of accounting errors and corrections:
Reclassifications	11,290

Money market investments, as restated	$1,035,200

Investment securities including FHLB Stock, as previously reported	$5,350,974
Impact of accounting errors and corrections:
Accounting for investment securities	771
Recharacterization of pass-through certificates as secured loans	(143,246)
Reclassifications	(11,290)

Investment securities including FHLB stock, as restated	$5,197,209

Total loans, net of allowance for loan and lease losses, as previously reported	$8,365,028
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(210)
Accounting for origination fees and costs and premiums and discounts on loans	(2,267)
Recharacterization of pass-through certificates as secured loans	143,246
Reclassifications	492
Other accounting adjustments	(2,444)

Total loans, net of allowance for loan and lease losses, as restated	$8,503,845

Total other assets, as previously reported	$346,430
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(475)
Tax impact of accounting adjustments	7,259
Reclassifications	(488)
Valuation of financial instruments	1,200
Other accounting adjustments	446

Total other assets, as restated	$354,372

Total assets, as restated	$15,181,944

Total liabilities, as previously reported	$13,994,207
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	13,863
Tax impact of accounting adjustments	2,392
Reclassifications	4
Other accounting adjustments	(1,169)

Total liabilities, as restated	$14,009,297

Stockholders’ equity, as previously reported	$1,183,453
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(15,211)
Accounting for investment securities	3,121
Accounting for origination fees and costs and premiums and discounts on loans	(2,267)
Valuation of financial instruments	1,200
Tax impact of accounting adjustments	4,866
Impact of accounting adjustments in other comprehensive income	(1,686)
Other accounting adjustments	(829)

Stockholders’ equity, as restated	$1,172,647

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended	Nine Month Period Ended
	September 30, 2004	September 30, 2004
(In thousands, except per share amounts)
Net interest income, as previously reported	$103,272	$281,753
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	58,924	11,761
Accounting for investment securities	6,043	1,731
Accounting for origination fees and costs and premiums and discounts on loans	241	535
Reclassification of late charges, penalty fees on loans and other	2,561	8,803
Other accounting adjustments	(435)	(207)

Net interest income, as restated	$170,606	$304,376

Provision for loan and lease losses (no adjustment required)	$13,200	$39,600

Non-interest income, as previously reported	$15,722	$53,370
Impact of accounting errors and corrections:
Accounting for derivative instruments and broker placement fees	(763)	623
Accounting for origination fees and costs and premiums and discounts on loans	(721)	(2,020)
Reclassification of late charges, penalty fees on loans and other	(2,561)	(8,803)
Valuation of financial instruments	—	1,200
Other accounting adjustments	15	432

Non-interest income, as restated	$11,692	$44,802

Non-interest expenses, as previously reported	$45,976	$134,644
Impact of accounting errors and corrections:
Accounting for origination fees and costs and premiums and discounts on loans	(280)	(805)
Other accounting adjustments	181	353

Non-interest expenses, as restated	$45,877	$134,192

Income tax expense, as previously reported	$(10,737)	$(31,659)
Impact of accounting errors and corrections	(24,091)	(8,096)

Income tax expense, as restated	$(34,828)	$(39,755)

Net income, as restated	$88,393	$135,631

Basic earnings per common share, as previously reported	$0.48	$1.23
Effect of adjustments	0.49	0.08

Basic earnings per common share, as restated	$0.97	$1.31

Diluted earnings per common share, as previously reported	$0.47	$1.20
Effect of adjustments	0.47	0.07

Diluted earnings per common share, as restated	$0.94	$1.27

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
     The net cumulative pre-tax effect through September 30, 2004 related to the correction of the accounting for derivative instruments and broker placement fees was a decrease of $15.2 million. The following table details the components of the pre-tax income effect from the correction in the accounting for interest rate swaps and broker placement fees for the quarter and nine month period ended September 30, 2004:

	Quarter Ended	Nine Month Period Ended
	September 30, 2004	September 30, 2004
Elimination of fair value adjustments previously made to hedged items	$61,661	$12,507
Recognition of interest rate swap up-front fees	3,727	16,468
Broker placement fees amortization	(3,351)	(8,886)
Corrections to interest rate swap valuations	(3,876)	(7,705)

Total	$58,161	$12,384

Recharacterization of purchases of mortgage loans and pass-through trust certificates as commercial loans secured by mortgage loans. Prior to the restatement, the Corporation had inaccurately recorded as purchases of residential mortgages, commercial mortgage loans and pass-through trust certificates certain mortgage-related transactions with local financial institutions. Certain of these transactions included or likely included recourse provisions, which had not been analyzed as part of the Corporation’s financial reporting process. The Corporation determined that such transactions did not satisfy the “reasonable assurance” standard of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, regarding the isolation of assets in bankruptcy, with the result that they did not qualify as a “true sale” for accounting purposes. The restatement reflects these mortgage-related transactions as commercial loans secured by mortgage loans and pass-through trust certificates. This conclusion resulted in the revised classification of approximately $3.1 billion in mortgage-related loans to secured loans to local financial institutions as of September 30, 2004 and $143.2 million pass-through trust certificates to secured loans to local financial institutions as of September 30, 2004. The recharacterization of the mortgage-related transactions did not impact the Corporation’s retained earnings as of September 30, 2004.
Accounting for Investment Securities. The Corporation historically amortized premiums and discounts related to most of its investment securities into interest income over the life of the related securities using a straight-line method adjusted for prepayment of securities. As part of the restatement, the Corporation concluded that it needed to correct its methodology and adjust its financial statements to reflect the amortization of premiums and discounts into interest income over the terms of the securities using the effective interest method instead of the straight-line method. The cumulative effect of this correction on the Corporation’s pre-tax income through September 30, 2004 was an increase of $3.1 million. For the quarter and nine month period ended September 30, 2004, the effect for the correction of the accounting for investment securities was an increase on the Corporation’s pre-tax income of $6.0 million and $1.7 million, respectively.
     In addition, the Corporation identified other types of investment instruments that had not been recognized in the Consolidated Statement of Financial Condition in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”
Accounting for deferral and recognition of origination fees and costs on loans. As part of the restatement process, the Corporation reviewed the methodology used to measure origination fees and costs associated with its loans origination, in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases”, which establishes the accounting treatment for nonrefundable fees and costs associated with lending, committing to lend or purchasing loans. The Corporation concluded that throughout the restatement period, it did not apply SFAS 91 requirements to one of its consumer loans portfolios. Accordingly, the Corporation concluded that, in order to comply with SFAS 91, it needed to defer and amortize loan origination fees and costs on this portfolio using the interest method. The cumulative effect of this correction on the Corporation’s pre-tax income through September 30, 2004 was a decrease of approximately $2.3 million, of which $0.2 million and $0.7 million was recorded as a reduction in pre-tax income for the quarter and nine month period ended September 30, 2004, respectively.
Valuation of financial instruments. In connection with a loan restructuring, First BanCorp became the holder of warrants. The warrant certificate gives the Corporation the right to purchase common stock from a privately held company at a fixed price. This transaction was not formally evaluated or documented as part of the Corporation’s financial reporting process. As part of the restatement process, the Corporation concluded that this transaction meets the definition of a derivative instrument as stated in SFAS 133. Accordingly, the warrant was marked to market and the valuation recognized in earnings as part of “Other operating income.” The cumulative effect of this correction on the Corporation’s pre-tax income through September 30, 2004 was an increase of $1.2 million, all of which related to the quarter ended March 31, 2004.
Other Accounting Adjustments and Reclassifications. As part of the restatement, the Corporation also made corrections to various other aspects of its Consolidated Financial Statements, including adjustments to the gain on sale of credit card portfolios, accrual of rental expense on lease contracts and income from a loan origination subsidiary. The cumulative effect of all these other adjustments on the Corporation’s pre-tax income through September 30, 2004 was a decrease of $0.8 million, of which approximately $0.6 million was recorded as a decrease to pre-tax income for the quarter ended September 30, 2004 and $0.1 million was recorded as a decrease to pre-tax income for the nine month period ended September 30, 2004.
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
Income Taxes. As a result of the corrections reflected in the restatement, the Corporation’s cumulative income tax expense through September 30, 2004 was reduced by approximately $4.9 million, of which $24.1 million was recorded as an increase to income tax expense for the quarter ended September 30, 2004 and $8.1 million was recorded as an increase to income tax expense for the nine month period ended September 30, 2004. The cumulative reduction through September 30, 2004 resulted principally from changes in deferred taxes. See Note 15 for additional details regarding the Corporation’s income taxes.

     The following table shows the impact of all restatement adjustments on the previously reported unaudited Consolidated Statement of Financial Condition as of September 30, 2004.
FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2004		September 30, 2004
(Dollars in thousands)	(As Previously Reported)	Adjustments	(As Restated)
Assets
Cash and due from banks	$91,318	$—	$91,318

Money market instruments	721,310	11,290	732,600
Federal funds sold and securities purchased under agreements to resell	302,000	—	302,000
Time deposits with other financial institutions	600	—	600

Total money market investments	1,023,910	11,290	1,035,200

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,270,255	(44,413)	1,225,842
Other investment securities	350,923	(99,252)	251,671

Total investment securities available for sale	1,621,178	(143,665)	1,477,513

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	3,289,813	725	3,290,538
Other investment securities	371,333	(11,200)	360,133

Total investment securities held to maturity	3,661,146	(10,475)	3,650,671

Other equity securities	68,650	375	69,025

Loans, net of allowance for loan and lease losses	8,357,609	138,817	8,496,426
Loans held for sale, at lower of cost or market	7,419	—	7,419

Total loans, net	8,365,028	138,817	8,503,845

Premises and equipment, net	88,866	—	88,866
Other real estate owned	6,939	—	6,939
Accrued interest receivable	61,181	(236)	60,945
Due from customers on acceptances	718	—	718
Other assets	188,726	8,178	196,904

Total assets	$15,177,660	$4,284	$15,181,944

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$603,713	$—	$603,713
Interest-bearing deposits	6,764,318	(10,485)	6,753,833
Federal funds purchased and securities sold under agreements to repurchase	4,614,109	(55,194)	4,558,915
Advances from the Federal Home Loan Bank (FHLB)	1,373,000	—	1,373,000
Notes payable	153,551	(649)	152,902
Other borrowings	231,500	45,168	276,668
Subordinated notes	82,821	(684)	82,137
Bank acceptance outstanding	718	—	718
Payable for unsettled investment trade	10,285	—	10,285
Accounts payable and other liabilities	160,192	36,934	197,126

Total liabilities	13,994,207	15,090	14,009,297

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	—	550,100
Common stock, $1 par value, authorized 250,000,000 shares; issued 45,206,555 shares	45,207	—	45,207
Less: Treasury Stock (at par value)	(4,921)	—	(4,921)

Common stock outstanding	40,286	—	40,286

Additional paid-in capital	3,210	—	3,210
Capital reserve	80,000	—	80,000
Legal surplus	163,107	2,602	165,709
Retained earnings	304,573	(11,722)	292,851
Accumulated other comprehensive income, net of tax	42,177	(1,686)	40,491

Total stockholders’ equity	1,183,453	(10,806)	1,172,647

Total liabilities and stockholders’ equity	$15,177,660	$4,284	$15,181,944

     The following tables show the impact of all restatement adjustments on the previously reported unaudited Consolidated Statements of Income and basic and diluted earnings per share for the quarter and nine month period ended September 30, 2004.
FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	September 30,		September 30,
	2004		2004
(In thousands, except per share data)	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans	$113,832	$1,316	$115,148
Investment securities	65,095	5,268	70,363
Money market investments	1,153	—	1,153

Total interest income	180,080	6,584	186,664

Interest expense:
Deposits	30,730	(61,384)	(30,654)
Federal funds purchased and repurchase agreements	34,829	(204)	34,625
Advances from FHLB	7,574	—	7,574
Notes payable and other borrowings	3,675	838	4,513

Total interest expense	76,808	(60,750)	16,058

Net interest income	103,272	67,334	170,606

Provision for loan and lease losses	13,200	—	13,200

Net interest income after provision for loan and lease losses	90,072	67,334	157,406

Non-interest income:
Other service charges on loans	4,384	(3,532)	852
Service charges on deposit accounts	2,705	—	2,705
Mortgage banking activities	1,329	—	1,329
Net gain on investments and impairments	360	—	360
Rental income	814	—	814
Other operating income	6,130	(498)	5,632

Total non-interest income	15,722	(4,030)	11,692

Non-interest expenses:
Employees’ compensation and benefits	21,433	(280)	21,153
Occupancy and equipment	10,223	37	10,260
Business promotion	4,354	—	4,354
Professional fees	1,024	—	1,024
Taxes, other than income taxes	2,283	—	2,283
Insurance and supervisory fees	995	—	995
Other operating expenses	5,664	144	5,808

Total non-interest expenses	45,976	(99)	45,877

Income before income tax	59,818	63,403	123,221
Income tax provision	(10,737)	(24,091)	(34,828)

Net income	$49,081	$39,312	$88,393

Net income attributable to common stockholders	$39,012	$39,312	$78,324

Net income per common share:
Basic	$0.48	$0.49	$0.97

Diluted	$0.47	$0.47	$0.94

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended
	September 30,		September 30,
	2004		2004
(In thousands, except per share data)	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans	$316,954	$8,838	$325,792
Investment securities	168,465	1,410	169,875
Money market investments	2,416	—	2,416

Total interest income	487,835	10,248	498,083

Interest expense:
Deposits	84,387	(12,474)	71,913
Federal funds purchased and repurchase agreements	95,175	(359)	94,816
Advances from FHLB	18,691	—	18,691
Notes payable and other borrowings	7,829	458	8,287

Total interest expense	206,082	(12,375)	193,707

Net interest income	281,753	22,623	304,376

Provision for loan and lease losses	39,600	—	39,600

Net interest income after provision for loan and lease losses	242,153	22,623	264,776

Non-interest income:
Other service charges on loans	14,547	(11,590)	2,957
Service charges on deposit accounts	8,231	—	8,231
Mortgage banking activities	3,091	—	3,091
Net gain on investments and impairments	4,876	—	4,876
Rental income	2,133	—	2,133
Gain on sale of credit card portfolio	5,533	—	5,533
Other operating income	14,959	3,022	17,981

Total non-interest income	53,370	(8,568)	44,802

Non-interest expenses:
Employees’ compensation and benefits	62,932	(805)	62,127
Occupancy and equipment	29,054	26	29,080
Business promotion	12,411	—	12,411
Professional fees	2,964	—	2,964
Taxes, other than income taxes	6,182	—	6,182
Insurance and supervisory fees	3,081	—	3,081
Other operating expenses	18,020	327	18,347

Total non-interest expenses	134,644	(452)	134,192

Income before income tax	160,879	14,507	175,386
Income tax provision	(31,659)	(8,096)	(39,755)

Net income	$129,220	$6,411	$135,631

Net income attributable to common stockholders	$99,013	$6,411	$105,424

Net income per common share:
Basic	$1.23	$0.08	$1.31

Diluted	$1.20	$0.07	$1.27

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
     The cash flows related to the accretion of discount on certain investment securities have been properly classified as “cash flows from operating activities” and the cash flows from the disposition of repossessed assets have been properly classified as “cash flows from investing activities” in the restated Consolidated Statement of Cash Flows for the nine month period ended September 30, 2004. The amounts presented as purchases, principal repayments and maturities of securities under “cash flows from investing activities” have also been corrected to reflect actual cash outflows and inflows related to zero coupon bonds and discounts notes. In addition, the Corporation has corrected the classification of other items, including items related to the 2004 restatement (see footnotes in table below), and the classification of short-term held-to-maturity investments (less than 90 days) from investments to cash and cash equivalents.
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

     The following comparative table presents the effects of the aforementioned classification corrections as well as the impact of all restatement adjustments related with the 2004 restatement on the Consolidated Statement of Cash Flows for the nine month period ended September 30, 2004:

	2004
	As Previously
Nine Month Period Ended September 30, (in thousands)	Reported	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$129,220	$6,411	$135,631

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) provision (1)	(5,047)	5,285	238
Unrealized derivatives (gain) (2)	(1,174)	(22,471)	(23,645)
Amortization of brokers’ placement fees (2)	—	10,229	10,229
(Accretion) amortization of premiums and discounts on investment securities (3)	—	(20,522)	(20,522)
Decrease (increase) in other assets (3)	6,011	(26,486)	(20,475)
Other adjustments to cash flows from operating activities (4) (5)	(7,526)	52,428	44,902

Total adjustments to reconcile net income to net cash provided by operating activities	(7,736)	(1,537)	(9,273)

Net cash provided by operating activities	121,484	4,874	126,358

Cash flows from investing activities:
Proceeds from sale of repossessed assets (3)	—	23,557	23,557
Purchase of securities held to maturity (3)	(5,182,605)	3,635,533	(1,547,072)
Principal repayments and maturities of securities held to maturity (3)	4,651,937	(3,595,004)	1,056,933
Other adjustments to cash flows from investing activities (4) (5)	(1,894,906)	(35,273)	(1,930,179)

Net cash used in investing activities	(2,425,574)	28,813	(2,396,761)

Cash flows from financing activities:
Net increase in deposits (2)	590,289	(12,844)	577,445
Other adjustments to cash flows from financing activities (5)	1,768,785	(1,417)	1,767,368

Net cash provided by financing activities	2,359,074	(14,261)	2,344,813

Net increase in cash and cash equivalents	54,984	19,426	74,410
Cash and cash equivalents at beginning of period	1,060,244	(8,136)	1,052,108

Cash and cash equivalents at end of period (6)	$1,115,228	$11,290	$1,126,518

(1)	Deferred tax effect of items related to the 2004 restatement; refer to explanation of change in Note 1 – Restatement of previously issued financial statements – Income Taxes above.

(2)	Refer to explanation of change in Note 1 – Restatement of previously issued financial statements — Accounting for Derivative Instruments and Broker Placement Fees above.

(3)	Refer to explanation of change in the first paragraph of Restatement of 2004 Consolidated Statements of Cash Flows above.

(4)	Refer to explanation of change in the third paragraph of Restatement of 2004 Consolidated Statements of Cash Flows above.

(5)	Change resulting from certain not significant 2004 restatement adjustments (refer to Note 1 – Restatement of previously issued financial statements) and the correction of immaterial classification errors.

(6)	Correction of classification of short-term held-to-maturity investments (less than 90 days) from investments to cash and cash equivalents.

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
     The results of operations for the quarter and nine month period ended on September 30, 2006, are not necessarily indicative of the results to be expected for the entire year.
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
     This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
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

3 – EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters and nine month periods ended on September 30, 2006, 2005 and 2004 are as follows:

	Quarter Ended
	September 30,
			2004
	2006	2005	(As Restated)
	(In thousands, except per share data)
Net Income:
Net Income	$26,682	$17,305	$88,393
Less: Preferred stock dividend	(10,069)	(10,069)	(10,069)

Net income available to common stockholders	$16,613	$7,236	$78,324

Weighted-Average Shares:
Basic weighted average common shares outstanding	83,254	80,875	80,484
Average potential common shares	83	2,051	2,524

Diluted weighted-average number of common shares outstanding	83,337	82,926	83,008

Earnings per common share:
Basic	$0.20	$0.09	$0.97

Diluted	$0.20	$0.09	$0.94

	Nine Month Period Ended
	September 30,
			2004
	2006	2005	(As Restated)
	(In thousands, except per share data)
Net Income:
Net Income	$62,348	$139,926	$135,631
Less: Preferred stock dividend	(30,207)	(30,207)	(30,207)

Net income available to common stockholders	$32,141	$109,719	$105,424

Weighted-Average Shares:
Basic weighted average common shares outstanding	82,694	80,837	80,348
Average potential common shares	360	2,218	2,480

Diluted weighted-average number of common shares outstanding	83,054	83,055	82,828

Earnings per common share:
Basic	$0.39	$1.36	$1.31

Diluted	$0.39	$1.32	$1.27

     Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and nine month period ended September 30, 2006, there were 2,179,796 and 2,438,791 weighted-average outstanding stock options, respectively, that were excluded from the computation of outstanding shares because they were antidilutive. For the quarter and nine month period ended September 30, 2005, there were 1,719,600 and 725,228 weighted-average outstanding stock options, respectively, that were excluded from the computation of outstanding shares because they were antidilutive. All options outstanding were included in the computation of outstanding shares for the quarter ended September 30, 2004. For the nine month period ended on September 30, 2004, a total of 928,800 stock options, were not included in the computation of outstanding shares because they were antidilutive.
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
     Prior to the adoption of SFAS 123R on January 1, 2006, the Corporation accounted for stock options under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost was reflected in net income for the quarters and nine month periods ended September 30, 2005 and 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The table below illustrates the effect on net income and earnings per common share if the Corporation had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation granted during the third quarter and first nine months of 2005 and 2004.

Pro-forma information:

	Quarter ended		Nine month period ended
	September 30,		September 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
	(In thousands, except per share data)
Net income
As reported	$17,305	$88,393	$139,926	$135,631
Deduct: Stock-based employee compensation expense determined under fair value method	—	—	6,118	4,963

Pro forma	$17,305	$88,393	$133,808	$130,668

Earnings per common share-basic:
As reported	$0.09	$0.97	$1.36	$1.31
Pro forma	$0.09	$0.97	$1.28	$1.25

Earnings per common share-diluted:
As reported	$0.09	$0.94	$1.32	$1.27
Pro forma	$0.09	$0.94	$1.25	$1.21
     On January 1, 2006, the Corporation adopted SFAS 123R using the “modified prospective” method. Under this method, and since all previously issued stock options were fully vested at the time of the adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (same as the prospective method). The compensation expense associated with expensing stock options for the quarter and nine month period ended September 30, 2006 was approximately $0.5 million and $5.4 million, respectively. All employee stock options granted during 2006 were fully vested at the time of grant.
     The activity of stock options during the first nine months of 2006 is set forth below:

	Nine Month Period Ended
	September 30, 2006
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period	5,316,410	$13.28
Options granted	1,235,000	12.21
Options exercised	(2,379,000)	8.30
Options expired unexercised	(1,148,000)	20.68

End of period outstanding and exercisable	3,024,410	$13.95	7.23	$2,065

     The fair value of options granted in 2006, 2005 and 2004 that was estimated using the Black-Scholes option pricing, and the assumptions used follow:

	2006	2005	2004
Weighted Average Stock Price at grant date and exercise price	$12.21	$23.92	$21.45
Stock option estimated fair value	$2.89-$4.60	$6.40-$6.41	$5.30-$5.45
Weighted-average estimated fair value	$4.36	$6.40	$5.33
Expected stock option term (years)	4.22-4.31	4.25 - 4.27	4.08-4.33
Expected volatility	39% -46%	28%	28%
Weighted-average expected volatility	45%	28%	28%
Expected dividend yield	2.2% - 3.2%	1.0%	1.0%
Weighted-average expected dividend yield	2.3%	1.0%	1.0%
Risk-free interest rate	4.7% - 5.6%	4.2%	3.1%
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
     No options were exercised during the third quarter of 2006 and 2005. The total intrinsic value of options exercised during the third quarter of 2004 was $1.1 million. The total intrinsic value of options exercised during the first nine months of 2006, 2005 and 2004 was approximately $10.0 million, $0.8 million and $7.6 million, respectively. Cash proceeds from options exercised during the third quarter of 2004 amounted to approximately $0.5 million. Cash proceeds from options exercised during the first nine months of 2006, 2005 and 2004 amounted to approximately $19.8 million, $0.6 million and $3.2 million, respectively.

5 – INVESTMENT SECURITIES
     Investment Securities Available for Sale
          The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale at September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004 were as follows:

	September 30, 2006					December 31, 2005
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government Sponsored Agencies:
Within 1 year	$—	$—	$—	$—	—	$1,000	$—	$—	$1,000	6.00
After 5 to 10 years	402,378	21	9,778	392,621	4.31	392,939	—	4,289	388,650	4.27
After 10 years	12,984	8	47	12,945	6.16	—	—	—	—	—
Puerto Rico Government Obligations:
After 1 to 5 years	4,624	149	—	4,773	6.17	4,594	223	—	4,817	6.17
After 5 to 10 years	15,467	303	507	15,263	4.86	15,271	196	678	14,789	4.84
After 10 years	5,360	101	172	5,289	5.88	5,311	131	42	5,400	5.88

United States and Puerto Rico Government Obligations	440,813	582	10,504	430,891	4.42	419,115	550	5,009	414,656	4.34

Mortgage-backed Securities:
FHLMC certificates:
Within 1 year	10	—	—	10	6.06	2	—	—	2	4.26
After 1 to 5 years	2,016	40	—	2,056	7.03	1,762	30	—	1,792	6.43
After 5 to 10 years	—	—	—	—	—	1,336	82	—	1,418	7.98
After 10 years	6,021	55	156	5,920	5.60	6,839	77	166	6,750	5.55

	8,047	95	156	7,986	5.96	9,939	189	166	9,962	6.03

GNMA certificates:
After 1 to 5 years	692	5	—	697	6.37	939	14	—	953	6.39
After 5 to 10 years	1,068	6	3	1,071	5.78	291	10	—	301	6.64
After 10 years	393,906	482	7,663	386,725	5.23	438,565	1,021	1,959	437,627	5.19

	395,666	493	7,666	388,493	5.24	439,795	1,045	1,959	438,881	5.20

FNMA certificates:
After 1 to 5 years	105	—	—	105	7.33	187	3	—	190	7.55
After 5 to 10 years	9,026	11	150	8,887	4.76	124	11	—	135	11.40
After 10 years	907,500	670	13,376	894,794	5.17	1,038,126	1,054	10,031	1,029,149	5.14

	916,631	681	13,526	903,786	5.16	1,038,437	1,068	10,031	1,029,474	5.14

Mortgage pass-through certificates:
After 10 years	375	3	—	378	7.28	400	3	—	403	7.29

Mortgage-backed Securities	1,320,719	1,272	21,348	1,300,643	5.19	1,488,571	2,305	12,156	1,478,720	5.16

Corporate Bonds:
After 1 to 5 years	—	—	—	—	—	2,483	84	1	2,566	7.75
After 5 to 10 years	1,302	—	178	1,124	7.46	1,912	12	42	1,882	8.09
After 10 years	4,468	—	792	3,676	7.72	21,857	909	1,833	20,933	7.44

Corporate bonds	5,770	—	970	4,800	7.66	26,252	1,005	1,876	25,381	7.52

Equity securities (without contractual maturity)	18,302	1,955	37	20,220	0.80	29,931	1,131	1,641	29,421	3.70

Total Investment Securities Available for Sale	$1,785,604	$3,809	$32,859	$1,756,554	4.96	$1,963,869	$4,991	$20,682	$1,948,178	5.00

						September 30, 2004
	September 30, 2005					(As Restated)
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government Sponsored Agencies:
After 5 to 10 years	$392,782	$394	$2,886	$390,290	4.27	$284,743	$11,742	$—	$296,485	4.68
Puerto Rico Government Obligations:
After 1 to 5 years	4,585	261	—	4,846	6.17	4,449	255	—	4,704	6.16
After 5 to 10 years	15,207	223	172	15,258	4.83	12,730	251	66	12,915	4.58
After 10 years	5,295	135	46	5,384	5.87	7,567	437	83	7,921	5.94

United States and Puerto Rico Government Obligations	417,869	1,013	3,104	415,778	4.33	309,489	12,685	149	322,025	4.73

Mortgage-backed Securities:
FHLMC certificates:
Within 1 year	—	—	—	—	—	1	—	—	1	4.26
After 1 to 5 years	1,964	45	—	2,009	6.41	2,634	135	—	2,769	6.35
After 5 to 10 years	1,535	99	—	1,634	8.04	2,568	167	—	2,735	8.12
After 10 years	7,191	98	101	7,188	5.58	3,069	176	—	3,245	6.85

	10,690	242	101	10,831	6.08	8,272	478	—	8,750	7.08

GNMA certificates:
After 1 to 5 years	996	17	—	1,013	6.40	965	44	—	1,009	5.90
After 5 to 10 years	321	11	—	332	6.65	996	61	—	1,057	6.90
After 10 years	456,524	969	1,007	456,486	5.21	110,105	2,428	—	112,533	4.75

	457,841	997	1,007	457,831	5.21	112,066	2,533	—	114,599	4.78

FNMA certificates:
After 1 to 5 years	113	2	—	115	7.53	48	3	—	51	8.29
After 5 to 10 years	164	8	—	172	9.10	362	34	—	396	8.37
After 10 years	1,093,553	2,453	2,457	1,093,549	5.11	922,291	16,546	3	938,834	4.97

	1,093,830	2,463	2,457	1,093,836	5.11	922,701	16,583	3	939,281	4.98

Mortgage pass-through certificates:
After 10 years	408	4	—	412	7.29	554	5	—	559	7.28

Mortgage-backed Securities	1,562,769	3,706	3,565	1,562,910	5.15	1,043,593	19,599	3	1,063,189	4.97

Corporate Bonds:
Within 1 year	20,000	—	—	20,000	4.68	20,000	450	—	20,450	6.36
After 1 to 5 years	3,361	2,080	—	5,441	7.63	20,875	1,835	—	22,710	3.13
After 5 to 10 years	3,399	1,022	87	4,334	7.81	375	751	—	1,126	7.73
After 10 years	22,682	914	1,490	22,106	7.44	—	—	—	—	—

Corporate bonds	49,442	4,016	1,577	51,881	6.36	41,250	3,036	—	44,286	4.74

Equity securities (without contractual maturity)	56,572	6,506	6,433	56,645	3.51	41,557	8,818	2,362	48,013	0.35

Total Investment Securities Available for Sale	$2,086,652	$15,241	$14,679	$2,087,214	4.97	$1,435,889	$44,138	$2,514	$1,477,513	4.78
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
     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004:

	As of September 30, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$12,911	$65	$383,660	$9,760	$396,571	$9,825
Puerto Rico Government Obligations	—	—	13,482	679	13,482	679
Mortgage-Backed Securities
FHLMC	591	—	4,008	156	4,599	156
GNMA	367,308	7,666	—	—	367,308	7,666
FNMA	368,958	5,900	506,296	7,626	875,254	13,526
Corporate Bonds	—	—	4,800	970	4,800	970
Equity Securities	1,735	37	—	—	1,735	37

	$751,503	$13,668	$912,246	$19,191	$1,663,749	$32,859

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$388,650	$4,289	$—	$—	$388,650	$4,289
Puerto Rico Government Obligations	—	—	13,440	720	13,440	720
Mortgage-Backed Securities
FHLMC	4,440	166	—	—	4,440	166
GNMA	369,231	1,959	—	—	369,231	1,959
FNMA	939,197	10,031	—	—	939,197	10,031
Corporate Bonds	8,711	1,876	—	—	8,711	1,876
Equity Securities	16,229	1,641	—	—	16,229	1,641

	$1,726,458	$19,962	$13,440	$720	$1,739,898	$20,682

	As of September 30, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Obligations of U.S. Government Sponsored Agencies	$292,950	$2,886	$—	$—	$292,950	$2,886
Puerto Rico Government Obligations	—	—	13,943	218	13,943	218
Mortgage-Backed Securities
FHLMC	4,660	101	—	—	4,660	101
GNMA	426,362	1,007	—	—	426,362	1,007
FNMA	823,027	2,457	—	—	823,027	2,457
Corporate Bonds	10,828	1,577	—	—	10,828	1,577
Equity Securities	29,036	6,433	—	—	29,036	6,433

	$1,586,863	$14,461	$13,943	$218	$1,600,806	$14,679

	As of September 30, 2004
	(As Restated)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Puerto Rico Government Obligations	$4,852	$149	$—	$—	$4,852	$149
Mortgage-Backed Securities
FNMA	1,001	3	—	—	1,001	3
Equity Securities	22,600	2,362			22,600	2,362

	$28,453	$2,514	$—	$—	$28,453	$2,514

     The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and (ii) U.S. Treasury and agencies securities. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. government. Principal and interest on these securities are therefore deemed recoverable. The Corporation’s policy is to review its investment portfolio for possible other-than temporary impairment, at least quarterly. At September 30, 2006, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary. The increase in the net unrealized loss position during 2006 was principally due to increases in interest rates and the corresponding decrease in prices.
     During the first nine months of 2006, 2005, and 2004, the Corporation recorded other-than-temporary impairments of $12.1 million, $1.5 million, and $2.7 million, respectively, on certain equity securities held in its investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value at the date of the analyses.
     Total proceeds from the sale of securities available for sale during the nine-month period ended September 30, 2006 amounted to approximately $228.1 million ( 2005 — $223.3 million ; 2004-$32.8 million). The Corporation realized gross gains of approximately $5.6 million and approximately $0.2 million in gross realized losses for the first nine months of 2006 (2005 — $14.3 million in gross realized gains ; 2004-$7.6 million in gross realized gains and approximately $15,000 in gross realized losses).

Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity at September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004 were as follows:

	September 30, 2006					December 31, 2005
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury Securities:
Due within 1 year	$156,913	$23	$—	$156,936	4.96	$149,156	$48	$—	$149,204	3.97

Obligations of other U.S. Government Sponsored Agencies:
After 10 years	2,066,418	—	63,531	2,002,887	5.83	2,041,558	—	65,799	1,975,759	5.83
Puerto Rico Government Obligations:
After 1 to 5 years	—	—	—	—	—	5,000	20	—	5,020	5.00
After 5 to 10 years	16,575	535	141	16,969	5.84	—	—	—	—	—
After 10 years	15,000	309	—	15,309	5.50	9,163	502	143	9,522	5.94

United States and Puerto Rico Government obligations	2,254,906	867	63,672	2,192,101	5.77	2,204,877	570	65,942	2,139,505	5.70

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	16,511	—	574	15,937	3.57	20,211	—	778	19,433	3.63

FNMA certificates:
After 5 to 10 years	15,196	—	542	14,654	3.80	18,418	—	602	17,816	3.79
After 10 years	1,069,417	57	37,369	1,032,105	4.38	1,195,082	—	35,277	1,159,805	4.32

Mortgage-backed securities	1,101,124	57	38,485	1,062,696	4.36	1,233,711	—	36,657	1,197,054	4.30

Corporate Bonds:
After 10 years	2,000	—	—	2,000	5.80	—	—	—	—	—

Total Investment Securities Held to Maturity	$3,358,030	$924	$102,157	$3,256,797	5.31	$3,438,588	$570	$102,599	$3,336,559	5.20

						September 30, 2004
	September 30, 2005					(As Restated)
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of other U.S. Government Sponsored Agencies:
Due within 1 year	$64,838	$—	$—	$64,838	3.85	$—	$—	$—	$—	—
After 10 years	1,583,502	—	44,707	1,538,795	5.76	2,011,140	359	39,122	1,972,377	5.39
Puerto Rico Government Obligations:
After 1 to 5 years	5,000	43	—	5,043	5.00	5,000	135	—	5,135	5.00
After 10 years	9,030	507	144	9,393	5.94	8,517	797	—	9,314	5.93

United States and Puerto Rico Government obligations	1,662,370	550	44,851	1,618,069	5.68	2,024,657	1,291	39,122	1,986,826	5.39

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	21,736	—	743	20,993	3.69	28,508	5	624	27,889	3.59

FNMA certificates:
After 5 to 10 years	19,611	—	539	19,072	3.78	24,905	—	46	24,859	3.80
After 10 years	1,263,032	—	27,895	1,235,137	4.29	1,572,601	32	10,154	1,562,479	4.27

Mortgage-backed securities	1,304,379	—	29,177	1,275,202	4.27	1,626,014	37	10,824	1,615,227	4.25

Total Investment Securities Held to Maturity	$2,966,749	$550	$74,028	$2,893,271	5.06	$3,650,671	$1,328	$49,946	$3,602,053	4.89

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The following tables show the Corporation’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004.

	As of September 30, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$139,960	$9,723	$1,862,927	$53,808	$2,002,887	$63,531
Puerto Rico Government Obligations	—	—	3,900	141	3,900	141
Mortgage Backed Securities
FHLMC	—	—	15,937	574	15,937	574
FNMA	24,817	1,092	1,018,585	36,819	1,043,402	37,911

	$164,777	$10,815	$2,901,349	$91,342	$3,066,126	$102,157

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$1,585,810	$40,379	$389,949	$25,420	$1,975,759	$65,799
Puerto Rico Government Obligations	3,746	143	—	—	3,746	143
Mortgage-Backed Securities
FHLMC	—	—	19,433	778	19,433	778
FNMA	11,771	339	1,165,849	35,540	1,177,620	35,879

	$1,601,327	$40,861	$1,575,231	$61,738	$3,176,558	$102,599

	As of September 30, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
US Treasury Securities
Other U.S. Government Sponsored Agencies	$1,219,932	$18,884	$383,701	$25,823	$1,603,633	$44,707
Puerto Rico Government Obligations	3,695	144	—	—	3,695	144
Mortgage- Backed Securities
FHLMC	513	21	20,480	722	20,993	743
FNMA	374,127	7,891	880,082	20,543	1,254,209	28,434

	$1,598,267	$26,940	$1,284,263	$47,088	$2,882,530	$74,028

	As of September 30, 2004
	(As restated)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Debt Securities
Other U.S. Government Sponsored Agencies	$1,378,472	$30,840	$457,154	$8,282	$1,835,626	$39,122
Mortgage-Backed Securities
FHLMC	—	—	27,028	624	27,028	624
FNMA	1,556,661	10,200	—	—	1,556,661	10,200

	$2,935,133	$41,040	$484,182	$8,906	$3,419,315	$49,946

     Held-to-maturity securities in an unrealized loss position at September 30, 2006 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. Management believes that the unrealized losses in the held-to-maturity portfolio at September 30, 2006 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary.

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
     At September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004, there were investments in FHLB stock with book value of $19.3 million, $40.9 million, $75.8 million and $68.6 million respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities at September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004 was $1.7 million, $1.4 million, $1.4 million and $0.4 million, respectively.
7 – LOAN PORTFOLIO
     The following is a detail of the loan portfolio:

				September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in thousands)
Residential real estate loans, mainly secured by first mortgages	$2,663,587	$2,245,272	$2,025,749	$1,211,980

Commercial loans:
Construction loans	1,533,409	1,137,118	969,540	398,570
Commercial mortgage loans	1,180,631	1,090,193	1,037,658	632,330
Commercial loans	2,388,014	2,421,219	2,311,053	1,765,082
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	960,970	3,676,314	4,011,063	3,135,491

Commercial loans	6,063,024	8,324,844	8,329,314	5,931,473

Finance leases	344,416	280,571	258,705	198,322

Consumer loans	1,790,323	1,733,569	1,684,458	1,291,904

Loans receivable	10,861,350	12,584,256	12,298,226	8,633,679
Allowance for loan and lease losses	(150,925)	(147,999)	(147,267)	(137,253)

Loans receivable, net	10,710,425	12,436,257	12,150,959	8,496,426
Loans held for sale	30,603	101,673	74,199	7,419

Total loans	$10,741,028	$12,537,930	$12,225,158	$8,503,845

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Bank subsidiary also lends in the U.S. and British Virgin Islands markets and in the state of Florida (USA). The Corporation has a significant lending concentration of $527.8 million in one mortgage originator in Puerto Rico at September 30, 2006. The Corporation has outstanding $433.2 million with another mortgage originator in Puerto Rico for total loans granted to mortgage originators amounting to $961.0 million at September 30, 2006. These commercial loans were secured by individual residential and commercial mortgage loans. The mortgage originators have always paid the loans in accordance with their terms and conditions of the loan agreements.
     Of the total net loans portfolio of $10.7 billion as of September 30, 2006, approximately 77% have credit risk concentration in Puerto Rico, 15% in the state of Florida and 8% in the Virgin Islands.

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
     On May 31, 2006, First BanCorp received a cash payment from Doral, substantially reducing the balance of approximately $2.9 billion in secured commercial loans to approximately $450 million as of that date. In connection with the repayment, the Corporation and Doral entered into a sharing agreement on May 25, 2006 with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that collateralized the commercial loans. First BanCorp agreed to reimburse Doral for 40% of the net losses incurred by Doral as a result of sales or securitization of the mortgages, subject to certain conditions and subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages. As a result of the sharing agreement and the partial extinguishment of the commercial loans by Doral, the Corporation recorded a net loss of $10.6 million during the first nine months of 2006 composed of gains and losses as part of the sharing agreement and the difference between the carrying value of the loans and the net payment received from Doral.
8 – ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended
	September 30,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$146,527	$146,154	$133,678
Provision for loan and lease losses	20,560	12,861	13,200
Charge-offs	(21,233)	(13,197)	(11,104)
Recoveries	5,071	1,449	1,479

Balance at end of year	$150,925	$147,267	$137,253

	Nine Month Period Ended
	September 30,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$147,999	$141,036	$126,378
Provision for loan and lease losses	49,290	34,890	39,600
Charge-offs	(54,494)	(34,794)	(33,081)
Recoveries	8,130	4,772	4,356
Other adjustments (1)	—	1,363	—

Balance at end of year	$150,925	$147,267	$137,253

(1)	Represents allowance for loan losses from the acquisition of Ponce General Corporation.

     The allowance for impaired loans is part of the allowance for loan and lease losses. These loans represent loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. At September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004, impaired loans had a related allowance as follows:

				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in thousands)
Impaired loans	$60,159	$59,801	$58,369	$62,589

Allowance for impaired loans	$8,762	$9,219	$17,193	$14,729
     Interest income in the amount of approximately $0.6 million, $1.1 million and $0.4 million was recognized on impaired loans for the quarters ended September 30, 2006, 2005 and 2004, respectively. Interest income in the amount of approximately $2.6 million, $3.8 million and $1.6 million was recognized on impaired loans for the nine month period ended September 30, 2006, 2005 and 2004, respectively.

9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     Effective April 3, 2006, the Corporation adopted the long- haul method of effectiveness testing under SFAS 133, for substantially all of the interest rate swaps that hedge its brokered CDs and medium-term notes. The long haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent that changes in the fair values of a derivative do not offset changes in the fair values of the hedged item due to changes in the hedged risk in the Consolidated Statement of Income.
     First BanCorp’s implementation of the long-haul method resulted from its previously reported determination that it should not have used the short-cut method to account for interest rate swaps related to brokered CDs and medium- term notes because of technical issues involving the interpretation of the use of the method (refer to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s amended 2004 Annual Report on Form 10-K for additional information). Accordingly, prior to the implementation of the long-haul method, First BanCorp had reflected changes in the fair value of those swaps as well as swaps related to certain loans as non-hedging instruments through operations. Prior to the implementation of fair value hedge, the Corporation recorded unrealized losses in the valuation of derivative instruments of approximately $68.0 million for 2006. With respect to the brokered CDs and medium term notes (“hedged liabilities”) the basis differential between the market value and the book value of the hedged liabilities at the inception of fair value hedge accounting in the amount of approximately $200.0 million amortizes or accretes as a yield adjustment over the expected remaining term of the hedged liabilities as the changes in value since the inception of the long haul method are recorded to the hedged liabilities. For the third quarter and first nine months of 2006, the Corporation recorded an accretion of $0.8 million and an amortization of $0.5 million, respectively, as a basis adjustment on the hedged liabilities.
     The Corporation recognized, as a reduction to interest expense, approximately $1.4 million and $3.4 million for the quarter and nine-months ended September 30, 2006, respectively, representing ineffectiveness on the hedges of its brokered CDs and medium-term notes that qualified as fair value hedges under SFAS 133.

Interest rate swap contracts not qualifying for hedge accounting
     Prior to April 3, 2006, the Corporation used interest rate swaps as economic hedges. These swaps either did not qualify for hedge accounting treatment or were not qualified by the Corporation for hedge accounting treatment. Changes in the fair value of these derivatives and the interest exchanged were recognized in earnings in the interest income or interest expense caption of the Consolidated Statements of Income depending upon whether an asset or liability was being economically hedged. At December 31, 2005, September 30, 2005 and September 30, 2004, all derivative instruments held by the Corporation were considered economic hedges as these did not qualify for hedge accounting under SFAS 133.
     The following table summarizes the notional amounts of all derivative instruments as of September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004:

	Notional amounts
				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,720	$109,320	$109,320	$113,165
Received fixed versus pay floating	4,858,490	5,751,128	5,748,120	3,867,766
Embedded written options	13,515	13,515	13,515	13,515
Purchased options	13,515	13,515	13,515	13,515
Written interest rate cap agreements	125,200	150,200	150,200	25,000
Purchased interest rate caps	338,617	386,750	556,052	25,000

	$5,430,057	$6,424,428	$6,590,722	$4,057,961

     The following table summarizes the notional amounts of all derivatives by the Corporation’s designation as of September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004:

	Notional amounts
				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in thousands)
Designated hedges:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$4,321,746	$—	$—	$—
Interest rate swaps used to hedge fixed and step rate notes payable	165,442	—	—	—

Total fair value hedges	$4,487,188	$—	$—	$—

Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit and loans	$452,022	$5,860,448	$5,857,440	$3,980,931
Embedded options on stock index deposits	13,515	13,515	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	13,515	13,515	13,515	13,515
Written interest rate cap agreements	125,200	150,200	150,200	25,000
Purchased interest rate cap agreements	338,617	386,750	556,052	25,000

Total derivatives not designated as hedge	$942,869	$6,424,428	$6,590,722	$4,057,961

Total	$5,430,057	$6,424,428	$6,590,722	$4,057,961

     As of September 30, 2006, derivatives qualifying for fair value hedge accounting with a negative fair value of $143.8 million were recorded as part of “Accounts payable and other liabilities” in the Consolidated Statements of Financial Condition. Changes in the fair value of hedged liabilities since the inception of hedge accounting were recorded to the hedged liabilities.
     As of September 30, 2006, derivatives not designated or not qualifying as a hedge with a positive fair value of $16.5 million (December 31, 2005 — $15.8 million; September 30, 2005 — $17.6 million; September 30, 2004 — $5.8 million) and with a negative fair value of $19.6 million (December 31, 2005 — $158.1 million; September 30, 2005 — $126.2 million; September 30, 2004 - $58.8 million) were recorded as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, in the Consolidated Statements of Financial Condition.

     The majority of the Corporation’s derivative instruments represent interest rate swaps and mainly convert long-term fixed-rate brokered CDs to a floating rate. A summary of the types of swaps used at September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004 follows:

				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$80,720	$109,320	$109,320	$113,165
Weighted average receive rate at period end	7.39%	6.41%	5.86%	3.46%
Weighted average pay rate at period end	6.37%	6.60%	6.60%	6.97%
Floating rates range from 187 to 251.5 basis points over 3-month LIBOR

Receive fixed/pay floating:
Notional amount	$4,858,490	$5,751,128	$5,748,120	$3,867,766
Weighted average receive rate at period end	5.13%	4.90%	4.88%	5.23%
Weighted average pay rate at period end	5.49%	4.37%	3.82%	1.79%
Floating rates range from 5 basis points under to 19.5 basis points over 3-month LIBOR
     Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (i.e., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.
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

10 – GOODWILL AND OTHER INTANGIBLES
     Goodwill at September 30, 2006 amounted to $28.7 million (December 31, 2005 — $28.7 million, September 30, 2005 — $28.7 million and September 30, 2004 — $0) and resulted primarily from the acquisition of Ponce General Corporation in 2005. No goodwill was written down during 2006, 2005 and 2004.
     At September 30, 2006, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $14.1 million, respectively, recognized as part of Other Assets in the Consolidated Statements of Financial Condition (December 31, 2005 — $41.2 million and $11.6 million, respectively ; September 30, 2005 — $41.2 million and $10.3 million, respectively ; September 30, 2004 — $23.9 million and $7.3 million, respectively). During the quarters ended September 30, 2006, 2005 and 2004, the amortization expense of core deposits amounted to $0.8 million, $0.9 million, and $0.6 million, respectively. For the nine month periods ended September 30, 2006, 2005 and 2004, the amortization expense of core deposits amounted to $2.6 million, $2.5 million, and $1.8 million, respectively.
11 – DEPOSITS
     The following table summarizes deposit balances:

				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in thousands)
Non-interest-bearing checking account deposits	$676,028	$811,006	$751,690	$603,713
Saving accounts	998,844	1,034,047	1,084,843	893,080
Interest-bearing checking accounts	354,604	375,305	376,915	331,117
Certificates of deposit	1,703,483	1,664,379	1,667,130	1,336,161
Brokered certificates of deposit	8,148,566	8,579,015	8,372,226	4,193,475

	$11,881,525	$12,463,752	$12,252,804	$7,357,546

     The interest expense on deposits includes the valuation to market of interest rate swaps that hedge brokered certificates of deposit, the related interest exchanged, the amortization of broker placement fees and the basis adjustment amortization on the brokered CDs designated under fair value hedges.
     The following are the components of interest expense on deposits:

	Quarter ended			Nine month period ended
			September 30,			September 30,
	September 30,	September 30,	2004	September 30,	September 30,	2004
	2006	2005	(As Restated)	2006	2005	(As Restated)
	(Dollars in thousands)
Interest expense on deposits	$141,903	$88,568	$30,342	$402,956	$202,905	$83,045
Amortization of broker placement fees	6,491	4,917	3,084	15,196	11,364	9,574

Interest expense on deposits excluding unrealized (gain) loss on derivatives (designated and undesignated hedges) and (accretion) amortization of basis adjustment on fair value hedges	148,394	93,485	33,426	418,152	214,269	92,619
Unrealized (gain) loss on derivatives (designated and undesignated hedges)	(11,886)	67,668	(64,080)	61,069	38,572	(20,706)
(Accretion) amortization of basis adjustment on fair value hedges	(861)	—	—	418	—	—

Total interest expense on deposits	$135,647	$161,153	$(30,654)	$479,639	$252,841	$71,913

     Total interest expense on deposits includes interest exchanged on interest rate swaps that hedge designated and undesignated brokered certificates of deposit that for the quarter and nine month period ended September 30, 2006 amounted to net interest incurred of $6.0 million and $4.3 million, respectively (2005 – net interest realized for the quarter and nine month period of $16.4 million and $61.5 million, respectively ; 2004 – net interest realized for the quarter and nine month period of $32.7 million and $94.7 million, respectively).

12 – NOTES PAYABLE
     Notes payable consist of:

				September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in Thousands)
Callable fixed rate notes, bearing interest at 6.00%, maturing on October 1, 2024	$151,246	$149,456	$149,452	$—

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% maturing on October 18, 2019	15,547	15,245	15,241	—

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	7,107	6,752	6,631	6,328

Series B maturing on May 27, 2011	7,675	7,240	7,095	6,661

Callable fixed rate notes, bearing interest at 6.40%, maturing on June 1, 2019	—	—	—	30,112

Callable fixed rate notes, bearing interest at 6.40%, maturing on July 1, 2019	—	—	—	99,841

Callable step-up fixed rate notes, bearing interest at 4.90%, maturing on July 1, 2014	—	—	—	9,960

	$181,575	$178,693	$178,419	$152,902

13 – OTHER BORROWINGS
     Other borrowings consist of:

				September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in Thousands)
Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.75% over 3-month LIBOR (8.14% at September 30, 2006, 7.25% at December 31, 2005, 6.64% at September 30, 2005 and 4.64% at September 30, 2004)	$102,829	$102,756	$102,731	$102,634

Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.50% over 3-month LIBOR (7.89% at September 30, 2006, 7.00% at December 31, 2005, 6.39% at September 30, 2005 and 4.37% at September 30, 2004)	128,866	128,866	128,866	128,866

Loan payable to a local financial institution due in October 2004, interest bearing at 2.09%	—	—	—	45,168

	$231,695	$231,622	$231,597	$276,668

14 – SUBORDINATED NOTES
     On December 20, 1995, the Corporation issued 7.63% subordinated capital notes in the amount of $100 million maturing on December 20, 2005. The notes were issued at a discount. At September 30, 2006, there was no outstanding balance as the notes payable were paid at their maturity date of December 20, 2005 (carrying value of $82.7 million as of September 30, 2005 and $82.1 million as of September 30, 2004). Interest on the notes was paid semiannually and at maturity. The notes represented unsecured obligations of the Corporation ranking subordinate in right of payment to all existing and future senior debt including the claims of depositors and other general creditors. The notes could not be redeemed prior to their maturity.
15 – INCOME TAXES
     Income tax expense include Puerto Rico and Virgin Islands income taxes as well as applicable federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S.Virgin Islands taxes on its income from sources within this jurisdiction. However, any tax paid, subject to certain conditions and limitations, is creditable against the Corporation’s Puerto Rico tax liability.
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
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and doing business through international banking units (IBEs) of the Corporation and the Bank and by the Bank’s subsidiary, FirstBank Overseas Corporation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds predetermined percentages of the bank’s total net taxable income; such limitations were 30% of total net taxable income for a taxable year commencing between July 1, 2004 and July 1, 2005, and 20% of total net taxable income for taxable years commencing thereafter.
     For the nine month period ended September 30, 2006, the Corporation’s provision for income tax was $14.8 million compared to $32.0 million and $39.8 million for the same period in 2005 and 2004, respectively. The decrease in income tax expense for the first nine months of 2006 as compared to the first nine months of 2005 and 2004 was mainly due to an increase in deferred tax benefits resulting principally from higher unrealized losses on derivative instruments. For the first nine months of 2006, the Corporation recognized a deferred tax benefit of $35.6 million compared to a deferred tax benefit of $17.9 million for the same period in 2005 and a deferred tax provision of $0.2 million for the first nine months of 2004.
     The Corporation evaluated its ability to realize its deferred tax assets and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax assets will not be realized and, thus, established a valuation allowance of $4.9 million as of September 30, 2006. At September 30, 2006, the deferred tax asset, net of the valuation allowance, amounted to approximately $170.9 million compared to $93.3 million at September 30, 2005 and $55.6 million at September 30, 2004. At September 30, 2005 and 2004, based on the Corporation’s analysis and available evidence, the Corporation did not establish a valuation allowance.
16 – SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. At September 30, 2006, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
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
     The following table presents information about the reportable segments (in thousands):

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
For the quarter ended September 30, 2006:
Interest income	$38,256	$51,095	$98,146	$100,078	$30,136	$317,711
Net (charge) credit for transfer of funds	(27,473)	27,754	(69,499)	74,735	(5,517)	—
Interest expense	—	(18,302)	—	(169,804)	(6,903)	(195,009)

Net interest income	10,783	60,547	28,647	5,009	17,716	122,702

Provision for loan and lease losses	(209)	(11,488)	(4,589)	—	(4,274)	(20,560)
Other income (loss)	1,617	5,695	1,835	(5,942)	4,840	8,045
Direct operating expenses	(4,759)	(20,807)	(3,987)	(2,398)	(11,570)	(43,521)

Segment income (loss)	$7,432	$33,947	$21,906	$(3,331)	$6,712	$66,666

Average earnings assets	$2,346,487	$1,921,140	$5,297,964	$7,674,849	$1,189,667	$18,430,107

For the quarter ended September 30, 2005:
Interest income	$27,821	$45,326	$117,823	$77,586	$23,707	$292,263
Net (charge) credit for transfer of funds	(17,677)	20,522	(69,692)	70,260	(3,413)	—
Interest expense	—	(14,317)	—	(207,383)	(3,820)	(225,520)

Net interest income (loss)	10,144	51,531	48,131	(59,537)	16,474	66,743

Provision for loan and lease losses	(470)	(7,295)	(1,859)	—	(3,237)	(12,861)
Other income	16	7,098	1,202	4,727	4,650	17,693
Direct operating expenses	(4,023)	(20,003)	(2,651)	(1,432)	(9,242)	(37,351)

Segment income	$5,667	$31,331	$44,823	$(56,242)	$8,645	$34,224

Average earnings assets	$1,702,626	$1,769,130	$7,561,035	$6,471,610	$917,143	$18,421,544

For the quarter ended September 30, 2004 (As Restated):
Interest income	$19,539	$34,492	$49,082	$71,516	$12,035	$186,664
Net (charge) credit for transfer of funds	(12,636)	13,983	(25,144)	25,791	(1,994)	—
Interest expense	—	(9,933)	—	(6,125)	—	(16,058)

Net interest income	6,903	38,542	23,938	91,182	10,041	170,606

(Provision) recovery for loan and lease losses	(221)	(4,614)	(4,737)	—	(3,628)	(13,200)
Other income	1,339	4,579	1,946	572	3,256	11,692
Direct operating expenses	(2,985)	(16,947)	(1,935)	(852)	(4,785)	(27,504)

Segment income	$5,036	$21,560	$19,212	$90,902	$4,884	$141,594

Average earnings assets	$1,152,374	$1,352,992	$5,258,914	$5,808,739	$296,362	$13,869,381

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
For the nine-month period ended September 30, 2006:
Interest income	$110,108	$151,607	$365,568	$277,252	$85,324	$989,859
Net (charge) credit for transfer of funds	(77,279)	80,959	(245,668)	256,875	(14,887)	—
Interest expense	—	(52,235)	—	(597,709)	(18,156)	(668,100)

Net interest income (loss)	32,829	180,331	119,900	(63,582)	52,281	321,759

Provision for loan and lease losses	(3,796)	(24,405)	(4,556)	—	(16,533)	(49,290)
Other income (loss)	1,513	17,440	(6,760)	(6,788)	15,011	20,416
Direct operating expenses	(12,134)	(63,479)	(12,549)	(5,679)	(33,221)	(127,062)

Segment income (loss)	$18,412	$109,887	$96,035	$(76,049)	$17,538	$165,823

Average earnings assets	$2,256,743	$1,930,513	$6,613,801	$7,214,537	$1,131,857	$19,147,451

For the nine-month period ended September 30, 2005:
Interest income	$76,481	$127,029	$280,467	$210,982	$58,838	$753,797
Net (charge) credit for transfer of funds	(47,747)	55,879	(173,560)	175,280	(9,852)	—
Interest expense	—	(37,935)	—	(383,472)	(7,300)	(428,707)

Net interest income	28,734	144,973	106,907	2,790	41,686	325,090

Provision for loan and lease losses	(1,964)	(19,814)	(5,666)	—	(7,446)	(34,890)
Other income	3,604	17,360	3,915	13,317	13,167	51,363
Direct operating expenses	(11,363)	(56,206)	(7,687)	(3,807)	(23,124)	(102,187)

Segment income	$19,011	$86,313	$97,469	$12,300	$24,283	$239,376

Average earnings assets	$1,530,763	$1,657,212	$7,172,343	$5,823,033	$710,506	$16,893,857

For the nine-month period ended September 30, 2004 (As Restated):
Interest income	$56,217	$101,011	$134,058	$172,292	$34,505	$498,083
Net (charge) credit for transfer of funds	(36,004)	39,295	(57,501)	59,965	(5,755)	—
Interest expense	—	(29,826)	—	(163,881)	—	(193,707)

Net interest income	20,213	110,480	76,557	68,376	28,750	304,376

Provision for loan and lease losses	(661)	(19,843)	(10,896)	—	(8,200)	(39,600)
Other income	3,138	19,940	5,875	6,517	9,332	44,802
Direct operating expenses	(7,792)	(48,114)	(5,745)	(2,302)	(13,443)	(77,396)

Segment income	$14,898	$62,463	$65,791	$72,591	$16,439	$232,182

Average earnings assets	$1,073,365	$1,296,098	$4,887,378	$5,228,527	$279,752	$12,825,120

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended
	September 30,
			2004
	2006	2005	(As Restated)
Net income:
Total income for segments and other	$66,666	$34,224	$141,594
Other operating expenses	(29,419)	(23,204)	(18,373)

Income before income tax (expense) benefit	37,247	11,020	123,221
Income taxes	(10,565)	6,285	(34,828)

Total consolidated net income	$26,682	$17,305	$88,393

Average assets:
Total average earning assets for segments	$18,430,107	$18,421,544	$13,869,381
Average non- earning assets	736,097	588,549	409,889

Total consolidated average assets	$19,166,204	$19,010,093	$14,279,270

	Nine-month Period Ended
	September 30,
			2004
	2006	2005	(As Restated)
Net income:
Total income for segments and other	$165,823	$239,376	$232,182
Other operating expenses	(88,656)	(67,448)	(56,796)

Income before income taxes	77,167	171,928	175,386
Income taxes	(14,819)	(32,002)	(39,755)

Total consolidated net income	$62,348	$139,926	$135,631

Average assets:
Total average earning assets for segments	$19,147,451	$16,893,857	$12,825,120
Average non-earning assets	721,444	537,922	446,754

Total consolidated average assets	$19,868,895	$17,431,779	$13,271,874

17. COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell and purchase mortgage loans at fair value. As of September 30, 2006, commitments to extend credit amounted to approximately $1.9 billion and stand by letters of credit amounted to approximately $100.8 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     As of September 30, 2006, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations, except as described below.

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

18 – FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only at September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004 and the results of its operations for the quarter and nine-month period ended on September 30, 2006, 2005 and 2004.

				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
	(Dollars in thousands)
Assets

Cash and due from banks	$20,682	$2,772	$18,007	$17,604
Money market instruments	300	300	75,300	194,200
Investment securities available for sale, at market:
Equity investments	20,220	29,421	52,962	45,556
Other equity securities	1,425	1,425	1,425	375
Loans receivable, net	67,173	74,914	78,852	97,823
Investment in FirstBank Puerto Rico, at equity	1,348,269	1,316,380	1,207,411	1,129,363
Investment in FirstBank Insurance Agency, at equity	3,177	5,953	4,833	2,413
Investment in Ponce General Corporation, at equity	102,087	105,907	104,991	—
Investment in PR Finance, at equity	2,579	3,005	2,545	—
Accrued interest receivable	376	363	354	281
Investment in FBP Statutory Trust I	3,093	3,093	3,093	—
Investment in FBP Statutory Trust II	3,866	3,866	3,866	—
Other assets	35,522	29,758	740	8,389

Total assets	$1,608,769	$1,577,157	$1,554,379	$1,496,004

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,695	$295,446	$298,660	$321,668
Accounts payable and other liabilities	152,559	83,870	960	1,689

Total liabilities	384,254	379,316	299,620	323,357

Stockholders’ equity	1,224,515	1,197,841	1,254,759	1,172,647

Total liabilities and stockholders’ equity	$1,608,769	$1,577,157	$1,554,379	$1,496,004

			Quarter Ended
	Quarter Ended	Quarter Ended	September 30,
	September 30,	September 30,	2004
	2006	2005	(As Restated)
	(Dollars in thousands)
Income:
Interest income on investment securities	$—	$321	$82
Interest income on other investments	4	587	241
Interest income on loans	983	1,053	821
Dividend from FirstBank Puerto Rico	22,209	17,013	15,957
Other income	142	109	212

	23,338	19,083	17,313

Expense:
Notes payable and other borrowings	4,755	4,345	1,677
Interest on funding to subsidiaries	1,296	—	—
Other operating expenses	1,492	244	201

	7,543	4,589	1,878

(Loss) gain on sale of investments, net	(9,139)	4,517	360

Income before income tax provision and equity in undistributed earnings of subsidiaries	6,656	19,011	15,795

Income tax benefit (provision)	1,157	(32)	(24)

Equity in undistributed earnings (loss) of subsidiaries	18,869	(1,674)	72,622

Net income	$26,682	$17,305	$88,393

			Nine-month Period Ended
	Nine-month Period Ended	Nine-month Period Ended	September 30,
	September 30,	September 30,	2004
	2006	2005	(As Restated)
	(Dollars in thousands)
Income:
Interest income on investment securities	$178	$663	$323
Interest income on other investments	171	2,309	532
Interest income on loans	3,068	3,085	1,267
Dividend from FirstBank Puerto Rico	41,297	50,644	46,277
Dividend from other subsidiaries	13,500	240	2,770
Other income	400	583	441

	58,614	57,524	51,610

Expense:
Federal funds purchased and repurchase agreements	—	—	2
Notes payable and other borrowings	13,423	11,861	2,548
Interest on funding to subsidiaries	3,265	—	—
(Recovery) provision for loan losses	(71)	—	—
Other operating expenses	4,036	892	592

	20,653	12,753	3,142

(Loss) gain on sale of investments, net	(10,989)	6,297	4,275

Income before income tax provision and equity in undistributed earnings of subsidiaries	26,972	51,068	52,743

Income tax benefit (provision)	320	(66)	(98)

Equity in undistributed earnings of subsidiaries	35,056	88,924	82,986

Net income	$62,348	$139,926	$135,631

19. SUBSEQUENT EVENTS
Following the close of the third quarter of 2006, a number of events have occurred including:
•	Effective January 1, 2007, the Corporation elected to early adopt SFAS 159 for the callable brokered CDs and a portion of the callable medium-term notes that were previously recognized under the long-haul method as hedged against certain interest rate swaps under SFAS 133. Refer to Note 2 for additional information on the adoption of SFAS 159.

•	In February 2007, the Corporation entered into various agreements with R&G relating to prior transactions originally treated as purchases of mortgages and pass-through trust certificates from R&G subsidiaries. First, through a mortgage payment agreement, R&G paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier has outstanding with the Corporation. In addition, the remaining balance of approximately $271 million was re-documented as a secured loan from the Corporation to R&G. Second, R&G and the Corporation amended various agreements involving approximately $218 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes. The agreements enable First BanCorp to fulfill the remaining requirement of the Consent Order signed with banking regulators relating to the mortgage-related transactions with R&G that First BanCorp recharacterized for accounting and legal purposes as commercial loans secured by the mortgage loans and pass-through trust certificates.

•	During the first quarter of 2007, the Corporation announced that it had entered into a definitive agreement to issue approximately 9.250 million shares of its common stock to The Bank of Nova Scotia (“Scotiabank”), through a private placement offering, valuing the stock at $10.25 per share for a total purchase price of approximately $94.8 million. The valuation reflects a premium of approximately 5% over the volume weighted- average closing share price over the 30 trading-day period ending January 30, 2007. After the investment, Scotiabank will hold approximately 10% of First BanCorp’s currently outstanding common shares. The original agreement provided that the agreement may be terminated at any time prior to the closing by either the Corporation or Scotiabank if the closing did not occur by July 31, 2007 (the “Termination Date”). The agreement was subsequently amended to change the Termination Date to August 31, 2007. On August 9, 2007, First BanCorp announced the approval by the Federal Reserve Board of the private placement offering with Scotiabank.

•	On August 1, 2007, the United States District Court for the District of Puerto Rico issued a “Preliminary Order” approving the stipulation of settlement filed in connection with the proposed settlement of the class action lawsuit brought on behalf of First BanCorp’s shareholders against the Corporation in the amount of $74.25 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Restatement of Previously Issued Financial Statements
          On September 26, 2006, First BanCorp filed with the SEC its amended 2004 Annual Report on Form 10-K/A, which included a restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002 (the “2004 restatement”). This Quarterly Report on Form 10-Q includes financial information for the quarter ended September 30, 2004, as restated. The restatement reflects adjustments necessary to correct accounting errors relating to the following:
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
          The filing of this Quarterly Report on Form 10-Q was delayed because of the time required to complete the 2004 restatement. For more information on the Corporation’s 2004 restatement, refer to Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements—” in the Corporation’s amended 2004 Annual Report on Form 10-K. For more information on the Corporation’s 2006 restatement, refer to Item 8, Financial Statements and Supplementary Data, Note 1 “— Restatement of 2005 and 2004 Consolidated Statements of Cash Flows—” to First BanCorp audited Consolidated Financial Statements, included in the Corporation’s 2006 Annual Report on Form 10-K. For more information on the impact of the 2004 and 2006 restatements on the Corporation’s financial statements for the quarter and nine month period ended September 30, 2004, refer to Note 1 to the accompanying unaudited interim consolidated financial statements contained in this Quarterly Report on Form 10-Q.

SELECTED FINANCIAL DATA
(In thousands except for per share and financial ratios results)

	Quarter ended			Nine Month Period Ended
	September 30,			September 30,
	2006	2005	2004	2006	2005	2004
			(As Restated)			(As Restated)
Condensed Income Statements:
Total interest income	$317,711	$292,263	$186,664	$989,859	$753,797	$498,083
Total interest expense	195,009	225,520	16,058	668,100	428,707	193,707
Net interest income	122,702	66,743	170,606	321,759	325,090	304,376
Provision for loan and lease losses	20,560	12,861	13,200	49,290	34,890	39,600
Non-interest income	8,045	17,693	11,692	20,416	51,363	44,802
Non-interest expenses	72,940	60,555	45,877	215,718	169,635	134,192
Income before income taxes	37,247	11,020	123,221	77,167	171,928	175,386
Income tax (expense) benefit	(10,565)	6,285	(34,828)	(14,819)	(32,002)	(39,755)
Net income	26,682	17,305	88,393	62,348	139,926	135,631
Net income attributable to commonstockholders	16,613	7,236	78,324	32,141	109,719	105,424
Per Common Share Results (1):
Net income per share basic	$0.20	$0.09	$0.97	$0.39	$1.36	$1.31
Net income per share diluted	$0.20	$0.09	$0.94	$0.39	$1.32	$1.27
Cash dividends declared	$0.07	$0.07	$0.06	$0.21	$0.21	$0.18
Average shares outstanding	83,254	80,875	80,484	82,694	80,837	80,348
Average shares outstanding diluted	83,337	82,926	83,008	83,054	83,055	82,828
Book value per share	$8.10	$8.71	$7.73	$8.10	$8.71	$7.73

Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.55	0.36	2.46	0.42	1.07	1.36
Interest Rate Spread	2.14	2.67	3.45	2.35	2.87	3.15
Net Interest Margin	2.65	3.04	3.73	2.83	3.23	3.44
Return on Average Total Equity	8.90	5.38	31.23	7.01	15.13	16.31
Return on Average Common Equity	10.31	3.95	54.24	6.72	21.38	25.17
Average Total Equity to Average Total Assets	6.20	6.72	7.86	5.99	7.09	8.35
Dividend payout ratio	35.08	78.24	6.17	54.33	15.47	13.73
Efficiency ratio (2)	55.79	71.72	25.17	63.04	45.06	38.43
Asset Quality:
Allowance for loan and lease losses to loans receivable	1.39	1.20	1.59	1.39	1.20	1.59
Net charge-offs (annualized) to average loans	0.60	0.39	0.47	0.51	0.36	0.50
Provision for loan and lease losses to net charge-offs	1.27	1.09	1.37	1.06	1.16	1.38
Other Information:
Common Stock Price: End of period (1)	$11.06	$16.92	$24.15	$11.06	$16.92	$24.15

				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
Balance Sheet Data:
Loans and loans held for sale	$10,891,953	$12,685,929	$12,372,425	$8,641,098
Allowance for loan and lease losses	150,925	147,999	147,267	137,253
Money market and investment securities	5,934,794	6,653,925	6,413,691	6,232,409
Total assets	17,387,942	19,917,651	19,271,993	15,181,944
Deposits	11,881,525	12,463,752	12,252,804	7,357,546
Borrowings	3,775,705	5,750,197	5,411,398	6,443,622
Total common equity	674,415	647,741	704,659	622,547
Total equity	1,224,515	1,197,841	1,254,759	1,172,647

1-	Adjusted to reflect two-for-one stock split effective June 30, 2005.

2-	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring items and changes in the fair value of derivative instruments.

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
     For the quarter ended September 30, 2006, the Corporation recorded a net income of $26.7 million, compared to net income of $17.3 million and $88.4 million for the quarters ended September 30, 2005 and 2004, respectively. For the quarter ended September 30, 2006, diluted earnings per common share amounted to $0.20, compared to $0.09 and $0.94, for the comparable periods in 2005 and 2004, respectively. Return on average assets and return on average common equity were 0.55% and 10.31% respectively, for the third quarter of 2006 as compared to 0.36% and 3.95% and 2.46% and 54.24%, respectively, for the same quarter of 2005 and 2004, respectively. The Corporation’s financial performance for the third quarter of 2006, as compared to the third quarter of 2005, was principally impacted by: (1) positive variances in the valuation of derivative instruments mainly due to market conditions and the adoption of fair value hedge accounting using the long-haul method, (2) other-than-temporary impairment charges of $9.1 million on certain equity securities held in the Corporation’s available-for-sale investment portfolio, (3) a higher provision for loan and lease losses, and (4) higher non-interest expenses, mainly due to higher employees’ compensation and benefits coupled with higher professional service fees associated with the Audit Committee’s review and the restatement process.
     The highlights and key drivers of the Corporation’s financial results for the quarter ended September 30, 2006 included the following:
•	For the quarter ended September 30, 2006, the Corporation’s operations resulted in a net income of $26.7 million, compared to $17.3 million and $88.4 million for the quarters ended September 30, 2005 and 2004, respectively. After payment of preferred stock dividends, the Corporation’s net income available to common stockholders amounted to $16.6 million, $7.2 million, and $78.3 million for the quarters ended September 30, 2006, 2005, and 2004, respectively.

•	Diluted earnings per common share for the quarter ended September 30, 2006 was $0.20, compared to $0.09 and $0.94 for the quarters ended September 30, 2005 and 2004, respectively.

•	Net interest income for the quarters ended September 30, 2006, 2005, and 2004 was $122.7 million, $66.7 million, and $170.6 million, respectively. Net interest income fluctuated significantly due to changes in the valuation of derivatives instruments. For the quarter ended September 30, 2006, the Corporation recorded net unrealized gains of $2.8 million in the valuation of derivative instruments, compared to net unrealized losses of $61.2 million and unrealized gains of $62.7 million for the same period in 2005 and 2004, respectively. Refer to the “Net Interest Income” discussion for further details.

On a tax equivalent basis, excluding the changes in the fair values of derivative instruments, the ineffective portion resulting from fair value hedge accounting as well as the basis adjustment amortization or accretion (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below), net interest income for the quarters ended September 30, 2006, 2005, and 2004 was $124.5 million, $141.9 million, and $130.8 million, respectively. The decrease in tax equivalent net interest income, when excluding the changes in the fair values of derivative instruments, the ineffective portion resulting from fair value hedge accounting as well as the basis adjustment amortization or accretion, was principally due to margin compressions due to the flattening of the yield curve and fluctuations in net interest incurred on interest rate swaps. The interest margin on a tax equivalent basis was 2.65% for the quarter ended September 30, 2006, compared to 3.04% and 3.73% for the same period in 2005 and 2004, respectively. The decrease in the Corporation’s net interest margin on a tax equivalent basis has been particularly significant with respect to the Corporation’s portfolio of investment securities. The interest rate spread on the Corporation’s portfolio of investment securities (allocating a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds) was approximately 0.22% for the quarter ended September 30, 2006 compared to 1.60% for the quarter ended September 30, 2005. Increases in short-term rates resulted in a change in net interest settlements on interest rate swaps included as part of interest expense. For the quarter ended September 30, 2006, the net interest settlement on such interest rate swaps resulted in additional charges of $6.0 million to interest expense, compared to benefits of $16.4 million recognized as a reduction to interest expense for the same period in 2005, as the rates paid by the Corporation under the variable portion of the swaps exceeded the rates received by the Corporation under the fixed portion of the swap.

The increase in tax equivalent net interest income for 2005, compared to 2004, was mainly driven by higher average balance of loans receivable, particularly the residential and commercial loan portfolios. The increase was partially offset by interest rate margin compression due to the flattening of the yield curve and fluctuations in net interest realized on interest rate swaps.

•	For the quarter ended September 30, 2006, the Corporation provided $20.6 million for loan and lease losses, compared to $12.9 million and $13.2 million for the same period in 2005 and 2004, respectively. The increase in the provision for the third quarter of 2006 was mainly due to increasing trends in non-accruing loans and charge-offs experienced during 2006 compared to 2005. The increase in non-accruing loans was mainly due to increases in delinquencies in the residential real estate and commercial loans portfolios. Delinquency trends were affected by the fiscal and economic situation in Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession. The decrease in the provision in the third quarter of 2005, compared to the same period in 2004, was mainly due to the seasoning of the Corporation’s corporate commercial loans portfolio.

•	Non-interest income for the third quarter of 2006 was $8.0 million, compared to $17.7 million and $11.7 million for the same periods in 2005 and 2004, respectively. The decrease in non-interest income for the third quarter of 2006, compared to 2005, was mainly due to higher other-than-temporary impairment charges to the Corporation’s available-for-sale investment portfolio as well as lower gains on sales of investments partially offset by higher income in the Corporation’s mortgage banking and insurance activities. The increase during the third quarter of 2005 as compared to the same period in 2004 was principally due to increases in net gains on investments, insurance income, and service charges on deposit accounts and loans partially offset by lower income from mortgage banking activities.

•	Non-interest expenses for the third quarter of 2006 amounted to $72.9 million, compared to $60.6 million and $45.9 million, for the same periods in 2005 and 2004, respectively. The increase in non-interest expenses for 2006 was mainly driven by increases in employees’ compensation and benefits, professional fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal and regulatory matters, rate and coverage of directors’ and officers’ liability insurance, and higher occupancy and equipment costs associated with the expansion of the Corporation’s branch network. The increase in non-interest expenses for the third quarter of 2005 compared to 2004 mainly reflects increases in compensation and benefits, occupancy and equipment, professional service fees, as well as servicing and processing fees.

•	For the quarter ended September 30, 2006, the Corporation reported an income tax expense of $10.6 million, compared to an income tax benefit of $6.3 million and an income tax expense of $34.8 million for the corresponding period in 2005 and 2004, respectively. The variance in the income tax provision for the third quarter of 2006 as compared to the third quarter of 2005 was mainly due to a reduction in deferred tax benefits associated with changes in the valuation of derivative instruments coupled with an increase in the current income tax provision. The Corporation recognized a deferred tax benefit of $9.1 million for the third quarter of 2006 compared to $24.7 million for the same quarter in 2005. The income tax benefit for the third quarter of 2005, compared to the income tax expense recognized during the third quarter of 2004, was also driven by changes in deferred taxes, mainly attributable to changes in the fair value of derivative instruments. The Corporation recognized net unrealized losses on derivative instruments of approximately $61.2 million during the third quarter of 2005 compared to net unrealized gains of approximately $62.7 million recognized during the third quarter of 2004.

•	Total assets at September 30, 2006 amounted to $17.4 billion, a decrease of $2.5 billion and $1.9 billion compared to total assets at December 31, 2005 and September 30, 2005, respectively, and an increase of $2.2 billion compared to total assets at September 30, 2004. The decrease at September 30, 2006 compared to balances at December 31, 2005 and September 30, 2005 primarily reflects decreases in total loans and total investments including money market instruments. The decrease in the Corporation’s loans portfolio was mainly due to the payment received, during the second quarter of 2006, to reduce a secured commercial loan extended to a local financial institution. During the second half of 2006, the Corporation used the proceeds from the repayment to pay down maturing brokered CDs, thus de-leveraging the balance sheet. The Corporation’s decision to deleverage its balance sheet was influenced, among other things, by the flat- to-inverted yield curve. As a result, the Corporation decided to repay higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an effective rate lower that the Corporation’s cost of funds. The increase in total assets at September 30, 2006, compared to balances at September 30, 2004, was mainly due to an increase in the Corporation’s loan portfolio driven by internal loan originations.

•	Total liabilities at September 30, 2006 were $16.2 billion, a decrease of $2.6 billion and $1.9 billion as compared to balances at December 31, 2005 and September 30, 2005, respectively, and an increase of $2.2 billion compared to balances as of September 30, 2004. The decrease in total liabilities during 2006, compared to 2005, was mainly attributable to decreases in FHLB advances, federal funds purchased and securities sold under repurchase agreements and brokered CDs. The payment of $2.4 billion received from a local financial institution was used to pay down the aforementioned liabilities. The increase in total liabilities for 2006, compared to 2004, was mainly due to increases in interest-bearing deposits primarily brokered CDs partially offset by decreases in FHLB advances and federal funds purchased and securities sold under repurchase agreements.

•	Total loan production for the quarter ended September 30, 2006 was $965.6 million, compared to $1.4 billion and $1.3 billion, for the third quarters of 2005 and 2004, respectively. The decrease in loan production was mainly due to decreases in residential real estate, commercial, construction, and consumer loan originations, mainly due to higher prevailing interest rates, deteriorating economic conditions in Puerto Rico and stricter underwriting standards.
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
Recently Adopted Accounting Pronouncement
     Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS 133, for substantially all of the interest rate swaps that hedge its brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent that changes in the fair values of derivative do not offset changes in the fair values of the debt due to changes in the hedged risk.
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
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2006 was $122.7 million and $321.8 million, respectively, compared to $66.7 million and $325.1 million, respectively, for the comparable periods in 2005 and $170.6 million and $304.4 million, respectively, for the comparable periods in 2004. On a tax equivalent basis, excluding the changes in the fair values of derivative instruments, the ineffective portion resulting from fair value hedge accounting as well as the basis adjustment amortization or accretion, net interest income for the quarter ended September 30, 2006, 2005, and 2004 was $124.5 million, $141.9 million, and $130.8 million, respectively. On a tax equivalent basis, excluding the changes in the fair values of derivative instruments, the ineffective portion resulting from fair value hedge accounting as well as the basis adjustment amortization or accretion, net interest income for the nine-month periods ended September 30, 2006, 2005, and 2004 was $409.0 million, $411.1 million, and $331.4 million, respectively.
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

Part I

Quarter ended September 30,
	Average volume			Interest Income (1) / expense			Average rate (1)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
			(As Restated)			(As Restated)			(As Restated)
				(Dollars in thousands)
Earning assets:
Money market investments	$2,300,294	$765,629	$356,367	$31,435	$6,607	$1,152	5.42%	3.42%	1.29%
Government obligations (2)	2,803,987	2,603,501	2,589,137	40,863	42,710	43,694	5.78%	6.51%	6.71%
Mortgage-backed securities	2,598,632	2,927,264	2,676,664	31,407	38,999	48,278	4.79%	5.29%	7.18%
Corporate bonds	26,478	49,960	47,930	420	733	(66)	6.29%	5.82%	-0.55%
FHLB stock	22,998	74,345	61,261	383	911	303	6.61%	4.86%	1.97%
Equity securities	28,973	60,461	43,595	—	321	140	0.00%	2.11%	1.28%

Total investments (3)	7,781,362	6,481,160	5,774,954	104,508	90,281	93,501	5.33%	5.53%	6.44%

Residential real estate loans	2,676,886	1,928,395	1,160,542	44,176	32,245	19,955	6.55%	6.63%	6.84%
Construction loans	1,552,151	793,920	394,627	34,526	14,709	5,202	8.83%	7.35%	5.24%
Commercial loans	4,513,941	7,449,784	5,145,150	87,429	104,842	48,449	7.68%	5.58%	3.75%
Finance leases	333,170	249,505	192,388	7,397	5,750	4,657	8.81%	9.14%	9.63%
Consumer loans	1,790,141	1,636,720	1,266,659	54,532	49,546	39,286	12.09%	12.01%	12.34%

Total loans (4)(5)	10,866,289	12,058,324	8,159,366	228,060	207,092	117,549	8.33%	6.81%	5.73%

Total earning assets	$18,647,651	$18,539,484	$13,934,320	$332,568	$297,373	$211,050	7.08%	6.36%	6.03%

Interest-bearing liabilities:
Interest-bearing deposits	$12,040,646	$10,879,094	$6,431,652	$148,394	$93,484	$33,426	4.89%	3.41%	2.07%
Other borrowed funds	4,448,880	5,351,570	4,724,166	56,849	56,790	39,277	5.07%	4.21%	3.31%
FHLB advances	214,920	481,547	1,210,462	2,876	5,208	7,574	5.31%	4.29%	2.49%

Total interest -bearing liabilities	$16,704,446	$16,712,211	$12,366,280	$208,119	$155,482	$80,277	4.94%	3.69%	2.58%

Net interest income				$124,449	$141,891	$130,773

Interest rate spread							2.14%	2.67%	3.45%
Net interest margin							2.65%	3.04%	3.73%

Nine month period ended September 30,
	Average volume			Interest Income (1) / expense			Average rate (1)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
			(As Restated)			(As Restated)			(As Restated)
	(Dollars in thousands)
Earning assets:
Money market investments	$1,785,282	$466,380	$273,115	$66,314	$10,624	$2,415	4.97%	3.05%	1.18%
Government obligations (2)	2,833,935	2,449,024	2,036,252	127,879	123,418	96,795	6.03%	6.74%	6.35%
Mortgage-backed securities	2,601,921	2,728,206	2,782,698	99,644	114,070	117,861	5.12%	5.59%	5.67%
Corporate bonds	26,345	52,535	62,906	1,278	1,905	(148)	6.48%	4.85%	-0.31%
FHLB stock	27,322	74,049	54,433	1,644	2,278	633	8.04%	4.11%	1.55%
Equity securities	29,935	48,582	44,499	213	798	380	0.95%	2.20%	1.14%

Total investments (3)	7,304,740	5,818,776	5,253,903	296,972	253,093	217,936	5.44%	5.82%	5.54%

Residential real estate loans	2,563,973	1,679,605	1,079,630	126,313	85,206	57,342	6.59%	6.78%	7.09%
Construction loans	1,449,775	592,330	371,988	93,429	30,886	13,823	8.62%	6.97%	4.96%
Commercial loans	5,938,545	7,160,362	4,779,969	313,102	276,574	128,653	7.05%	5.16%	3.60%
Finance leases	314,381	235,508	179,118	21,119	16,102	13,029	8.98%	9.14%	9.72%
Consumer loans	1,779,951	1,522,840	1,217,404	160,734	138,814	115,970	12.07%	12.19%	12.72%

Total loans (4)(5)	12,046,625	11,190,645	7,628,109	714,697	547,582	328,817	7.93%	6.54%	5.76%

Total earning assets	$19,351,365	$17,009,421	$12,882,012	$1,011,669	$800,675	$546,753	6.99%	6.29%	5.67%

Interest-bearing liabilities:
Interest-bearing deposits	$12,293,710	$9,288,974	$6,254,889	$418,152	$214,268	$92,619	4.55%	3.08%	1.98%
Other borrowed funds	4,812,494	4,886,899	4,163,204	174,582	147,816	104,027	4.85%	4.04%	3.34%
FHLB advances	272,023	1,050,455	995,104	9,921	27,498	18,691	4.88%	3.50%	2.51%

Total interest -bearing liabilities	$17,378,227	$15,226,328	$11,413,197	$602,655	$389,582	$215,337	4.64%	3.42%	2.52%

Net interest income				$409,014	$411,093	$331,416

Interest rate spread							2.35%	2.87%	3.15%
Net interest margin							2.83%	3.23%	3.44%

(1)	On a tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1- PR statutory tax rate (43.5% for the Corporation’s PR banking subsidiary in 2006, 41.5% for all other subsidiaries in 2006, 41.5% for all subsidiaries in 2005 and 39% for all subsidiaries in 2004)) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments (including the ineffective portion of the instruments after the adoption of hedge accounting in the second quarter of 2006) and basis adjustment amortization or accretion are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities is excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans, of which interest income is recognized when collected.

(5)	Interest income on loans includes $4.3 million, $3.0 million, and $2.4 million for the third quarter of 2006, 2005, and 2004, respectively, and $11.3 million, $8.0 million, and $8.3 million for the nine month period ended September 30, 2006, 2005 and 2004, respectively, of income from prepayment penalties and late fees related to the Corporation’s loans portfolio.

PART II

Quarter Ended on September 30,
	2006 compared to 2005 (As Restated)			2005 compared to 2004 (As Restated)
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on earning assets:
Money market investments	$19,230	$5,598	$24,828	$2,229	$3,226	$5,455
Government obligations	3,073	(4,920)	(1,847)	293	(1,277)	(984)
Mortgage-backed securities	(4,156)	(3,436)	(7,592)	3,931	(13,210)	(9,279)
Corporate bonds	(357)	44	(313)	16	783	799
FHLB stock	(739)	211	(528)	77	531	608
Equity Securities	(110)	(211)	(321)	68	113	181

Total investments	16,941	(2,714)	14,227	6,614	(9,834)	(3,220)

Residential real estate loans	12,382	(451)	11,931	13,010	(720)	12,290
Construction loans	16,377	3,440	19,817	6,806	2,701	9,507
Commercial loans	(48,763)	31,350	(17,413)	26,918	29,475	56,393
Finance leases	1,884	(237)	1,647	1,351	(258)	1,093
Consumer loans	4,672	314	4,986	11,358	(1,098)	10,260

Total loans	(13,448)	34,416	20,968	59,443	30,100	89,543

Total interest income	3,493	31,702	35,195	66,057	20,266	86,323

Interest expense on interest-bearing liabilities:

Deposits	10,837	44,073	54,910	30,984	29,074	60,058
Other borrowed funds	(10,471)	10,530	59	5,733	11,780	17,513
FHLB advances	(3,210)	878	(2,332)	(6,177)	3,811	(2,366)

Total interest expense	(2,844)	55,481	52,637	30,540	44,665	75,205

Change in net interest income	$6,337	$(23,779)	$(17,442)	$35,517	$(24,399)	$11,118

Nine month Period Ended on September 30,
	2006 compared to 2005			2005 compared to 2004 (As Restated)
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on earning assets:
Money market investments	$45,536	$10,154	$55,690	$2,542	$5,667	$8,209
Government obligations	18,409	(13,948)	4,461	20,455	6,168	26,623
Mortgage-backed securities	(5,123)	(9,303)	(14,426)	(2,356)	(1,435)	(3,791)
Corporate bonds	(1,112)	485	(627)	20	2,033	2,053
FHLB stock	(2,130)	1,496	(634)	296	1,349	1,645
Equity Securities	(236)	(349)	(585)	38	380	418

Total investments	55,344	(11,465)	43,879	20,995	14,162	35,157

Residential real estate loans	44,283	(3,176)	41,107	31,157	(3,293)	27,864
Construction loans	53,779	8,764	62,543	10,139	6,924	17,063
Commercial loans	(56,014)	92,542	36,528	78,834	69,087	147,921
Finance leases	5,353	(336)	5,017	3,977	(904)	3,073
Consumer loans	23,361	(1,441)	21,920	28,448	(5,604)	22,844

Total loans	70,762	96,353	167,115	152,555	66,210	218,765

Total interest income	126,106	84,888	210,994	173,550	80,372	253,922

Interest expense on interest-bearing liabilities:

Deposits	82,643	121,241	203,884	56,506	65,143	121,649
Other borrowed funds	(2,519)	29,285	26,766	19,747	24,042	43,789
FHLB advances	(24,428)	6,851	(17,577)	1,088	7,719	8,807

Total interest expense	55,696	157,377	213,073	77,341	96,904	174,245

Change in net interest income	$70,410	$(72,489)	$(2,079)	$96,209	$(16,532)	$79,677

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
     The exclusion of changes in the fair value on derivative instruments, the ineffective portion for designated hedges after adoption of hedge accounting, and the basis adjustment amortization or accretion from the detailed analysis of net interest income provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the financial instruments and the basis adjustment have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with swap counterparties.
     The following table reconciles interest income on a tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter ended September 30,			Nine month period ended September 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Interest income on interest earning assets on a tax equivalent basis	$332,568	$297,373	$211,050	$1,011,669	$800,675	$546,753
Less: tax equivalent adjustments	(5,377)	(13,962)	(22,911)	(22,771)	(46,025)	(49,484)
Plus: net unrealized (losses) gains on derivatives	(9,480)	8,852	(1,475)	961	(853)	814

Total interest income	$317,711	$292,263	$186,664	$989,859	$753,797	$498,083

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps agreements, which are included in interest income.

	Quarter ended September 30,			Nine month period ended September 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Unrealized (losses) gains on derivatives:
Interest rate caps	$(7,197)	$6,829	$—	$422	$(1,783)	$—
Interest rate swaps on corporate bonds	(4)	154	316	27	747	2,183
Interest rate swaps on loans	(2,279)	1,869	(1,791)	512	183	(1,369)

Net unrealized (losses) gains on derivatives	$(9,480)	$8,852	$(1,475)	$961	$(853)	$814

     The following table summarizes the components of interest expense for the quarter and nine-month period ended September 30, 2006, 2005 and 2004. As previously stated, the net interest margin analysis excludes the changes in the fair value of interest rate swaps, the ineffective portion of instruments designated as hedges, and the basis adjustment.

	Quarter ended September 30,			Nine month period ended September 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Interest expense on interest-bearing liabilities	$195,630	$166,907	$109,240	$583,154	$439,692	$299,839
Net interest incurred (realized) on interest rate swaps	5,980	(16,350)	(32,701)	4,273	(61,494)	(94,730)
Amortization of placement fees on brokered CDs	6,491	4,917	3,084	15,196	11,364	9,574
Amortization of placement fees on medium term notes	18	8	654	32	20	654

Interest expense excluding unrealized (gains) losses on derivatives (designated and economic undesignated hedges) and amortization of basis adjustments	208,119	155,482	80,277	602,655	389,582	215,337
Net unrealized (gains) losses on derivatives (designated and economic undesignated hedges)	(12,264)	70,038	(64,219)	64,987	39,125	(21,630)
(Accretion) amortization of basis adjustment on fair value hedges	(846)	—	—	458	—	—

Total interest expense	$195,009	$225,520	$16,058	$668,100	$428,707	$193,707

     The following table summarizes the components of the unrealized loss (gain) on derivatives (designated and economic undesignated hedges), which is included in interest expense.

	Quarter ended September 30,			Nine month period ended September 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Unrealized gains on derivatives (designated hedges — ineffective portion):
Interest rate swaps on brokered CDs	$(1,013)	$—	$—	$(3,200)	$—	$—
Interest rate swaps on medium-term notes	(378)	—	—	(165)	—	—

Net unrealized gains on derivatives (designated hedges — ineffective portion):	(1,391)	—	—	(3,365)	—	—

Unrealized (gains) losses on derivatives (economic undesignated hedges):
Interest rate swaps on brokered CDs	(10,873)	67,668	(64,080)	64,269	38,572	(20,706)
Interest rate swaps on medium-term notes	—	2,370	(139)	4,083	553	(924)

Net unrealized (gains) losses on derivatives	(10,873)	70,038	(64,219)	68,352	39,125	(21,630)

Net unrealized (gains) losses on derivatives (designated and economic undesignated hedges)	$(12,264)	$70,038	$(64,219)	$64,987	$39,125	$(21,630)

     The following table summarizes the components of the accretion or amortization of basis adjustment, which is included in interest expense:

	Quarter ended September 30,			Nine month period ended September 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
(Accretion) amortization of basis adjustment:
Interest rate swaps on brokered CDs	$(861)	$—	$—	$418	$—	$—
Interest rate swaps on medium-term notes	15	—	—	40	—	—

(Accretion) amortization of basis adjustment	$(846)	$—	$—	$458	$—	$—

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
     As shown on the tables above, the results of operations for the third quarter and first nine months of 2006, 2005 and 2004 were significantly impacted by changes in the valuation of interest rate swaps that hedge economically or under fair value designation the Corporation’s brokered CDs and medium-term notes. The change in the valuation of interest rate swaps recorded and the ineffective portion on designated hedges recorded as part of interest expense resulted in an unrealized gain of $12.3 million and an unrealized loss of $65.0 million for the third quarter and first nine months of 2006, respectively (2005- unrealized losses of $70.0 million and $39.1 million for the third quarter and first nine months, respectively; 2004- unrealized gains of $64.2 million and $21.6 million for the third quarter and first nine months, respectively). Effective April 3, 2006, the Corporation implemented fair value hedge accounting for the majority of its interest rate swaps (98% of the interest rate swap portfolio outstanding) that economically hedge brokered CDs and certain medium-term notes payable which substantially eliminated the impact of the fluctuation in the valuation of the interest rate swaps after April 3, 2006. As part of the implementation, the Corporation formally documented the relationship between the interest rate swaps and hedged liabilities under the long-haul method of effectiveness testing.

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
2006 compared to 2005. First BanCorp’s net interest income increased by $56.0 million for the third quarter of 2006 compared to the same period in 2005. The increase in net interest income for the third quarter of 2006 was mainly driven by fluctuations in the valuation of derivative instruments and the adoption of fair value hedge accounting, and to the re-pricing of variable rate loans. These positive factors were partially offset by a reduction in the net interest margin due to the flattening of the yield curve. For the third quarter of 2006, the change in the valuation of interest rate swaps including the ineffective portion on designated hedges recorded as part of interest expense resulted on unrealized gains of $12.3 million compared to unrealized losses of $70.0 million for the same period in 2005. The positive fluctuation in the valuation of derivative instruments reflects decreasing long term interest rates during the third quarter of 2006 coupled with a significant reduction in the volume of undesignated derivatives due to the fair value hedge accounting implementation in 2006.
     For the nine-month period ended September 30, 2006, the Corporation’s net interest income decreased by $3.3 million or 1% compared to the same period in 2005. The slight decrease in net interest income was mainly due to an increase in unrealized losses in the valuation of derivative instruments coupled with a higher costs of interest-bearing liabilities due to the re-pricing and issuance of brokered CDs at higher rates, FHLB advances and other borrowed funds. These negative factors were partially offset by higher yields on loans mainly due to new loans originated at higher rates and to the re-pricing of variable rate loans. The majority of the Corporation’s commercial and construction loan portfolios are variable rate loans tied to short-term-rates indexes, mainly LIBOR and Prime rates. For the first nine months of 2006, the changes in the valuation of interest rate swaps recorded as part of interest expense resulted in unrealized losses of $65.0 million compared to unrealized losses of $39.1 million for the same period in 2005. For the first nine months of 2006, the Corporation recognized as a reduction to interest expense, approximately $3.4 million representing ineffectiveness of the hedges of its brokered CDs and medium term notes that qualify as fair value hedges under SFAS 133.
     On a tax equivalent basis, net interest income, excluding the changes in the fair values of derivative instruments, the ineffective portion for designated hedges, and basis adjustment amortization or accretion, decreased by $17.4 million, or 12%, and $2.1 million, or 0.5%, for the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. The decrease in tax equivalent net interest income was principally due to margin compressions due to the flattening of the yield curve and fluctuations in net interest incurred on interest rate swaps. First BanCorp’s net interest spread and margin for the quarter and nine month period ended September 30, 2006 were 2.14% and 2.65% and 2.35% and 2.83%, respectively, compared to 2.67% and 3.04% and 2.87% and 3.23%, respectively, for the same periods in 2005. The decrease in the net interest rate spread and margin during 2006 was mainly attributable to the upward trend of short-term interest rates, the flattening of the yield curve, and the re-pricing mismatch of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is a significant component of the Corporation’s earnings. The decrease in the Corporation’s net interest margin has been particularly significant with respect to the Corporation’s portfolio of investment securities. The interest rate spread on the Corporation’s portfolio of investment securities (allocating a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds) was approximately 0.22% and 0.74% for the quarter and nine-month period ended September 30, 2006 compared to 1.60% and 2.02% for the same period in 2005. The tax equivalent yield on interest earning assets increased by 72 and 70 basis points during the third quarter and first nine months of 2006, compared to the same periods in 2005, mainly due to the repayment of approximately $2.4 billion from a local financial institution reducing the balance of lower yielding loans during the second quarter of 2006 and to the re-pricing of variable rate commercial and construction loans as well as the origination of new commercial and construction loans in an increasing interest rate environment. The average rate paid by the Corporation on its interest-bearing liabilities increased by 125 basis points and 122 basis points during the third quarter and first nine months of 2006 when compared to the same periods in 2005, mainly due to the re-pricing of the Corporation’s interest-bearing deposits, principally time deposits, FHLB advances, and other borrowed funds.
     The increase in short term rates resulted in a change in net payments on interest rate swaps included as part of interest expenses. For the third quarter and nine months ended September 30, 2006, the net settlement payments on such interest rate swaps resulted in charges of $6.0 million and $4.3 million, respectively, to interest expenses, or a net increase of $22.3 million and $65.8 million, respectively, in interest expense compared to the same periods in 2005, as the rates under the variable leg of the swaps exceeded the rates received.
2005 compared to 2004. First BanCorp’s net interest income decreased by $103.9 million for the third quarter of 2005 compared to the same period in 2004. The decrease in net interest income was mainly due to negative fluctuations in the valuation of interest rate swaps that economically hedge brokered CDs and medium-term notes coupled with higher cost of interest-bearing liabilities due to the re-pricing of brokered CDs, FHLB advances and other borrowed funds. These negative factors were partially offset by a growth in the average volume of interest-earnings assets of $4.6 billion or 33%, for the third quarter of 2005 as compared to the same period of 2004, attributable primarily to the growth in the Corporation’s loans and investment portfolios, in particular commercial and residential real estate loan portfolios as well as mortgage-backed securities and by higher yields on loans mainly due to new loans originated in an increasing interest rates environment and to the re-pricing of variable rate loans. The majority of the Corporation’s commercial and construction loan portfolios are variable rate loans tied to short-term rates indexes, mainly LIBOR and Prime rates. For the third quarter of 2005, the changes in the valuation of interest rate swaps recorded as part of interest expense resulted in unrealized losses of $70.0 million compare to unrealized gains of $64.2 million for the same period in 2004. The negative changes in the valuation of interest rate swaps were mainly due to the increase in long-term interest rates experienced during 2005.
     For the nine-month period ended September 30, 2005, the Corporation’s net interest income increased by $20.7 million or 7% compared to the same period in 2004. The increase in net interest income for the first nine months of 2005 was mainly driven by an increase in the average volume of interest-earning assets of $4.1 billion or 32%, compared to 2004, attributable primarily to the growth in the Corporation’s loan and investment portfolios, in particular residential real estate loan, commercial and construction loan portfolios as well as government agency securities. In addition to volume increases, higher yields on loans favorably impacted net interest income caused by higher short-term interest rates experienced during 2005 as compared to 2004. A substantial portion of commercial and construction loan portfolios are variable rate loans tied to short term-rates indexes, mainly LIBOR and Prime rate. These positive factors were partially offset by higher cost of funds and negative fluctuations in the valuation of derivative instruments, mainly interest rate swaps that economically hedge brokered certificates of deposits and medium term notes. For the first nine months of 2005, the changes in the valuation of interest rate swaps recorded as part of interest expense resulted in unrealized losses of $39.1 million compare to unrealized gains of $21.6 million for the same period in 2004. The negative changes in the valuation of interest rate swaps were mainly due to the increase in long-term interest rates experienced during 2005.

     On a tax equivalent basis, the Corporation’s net interest income, excluding the changes in the fair values of derivative instruments, increased by $11.1 million, or 9%, and $79.7 million, or 24%, for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The increase in tax equivalent net interest income for the third quarter and first nine months of 2005 was mainly due to an increase in the Corporation’s average earning assets partially offset by a decrease in net interest margin and net interest realized on interest rate swaps. First BanCorp’s net interest spread and margin for the quarter and nine month period ended September 30, 2005 were 2.67% and 3.04% and 2.87% and 3.23%, respectively, compared to 3.45% and 3.73% and 3.15% and 3.44%, respectively, for the same periods in 2004. The decrease in net interest rate spread and margin during 2005 was due primarily to the upward trend of short-term interest rates and the flattening of the yield curve, as well as the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. The tax equivalent yield on interest-earning assets increased by 33 and 62 basis points during the third quarter and first nine months of 2005, compared to the same periods in 2004, mainly due to the re-pricing of variable rate commercial and construction loans and the origination of new commercial and construction loans originated in a rising interest rate environment. The average rate paid by the Corporation on its interest-bearing liabilities increased by 111 basis points and 90 basis points during third quarter and first nine months of 2005 when compared to same periods in 2004, mainly due to re-pricing of the Corporation’s interest bearing deposits, principally time deposits, FHLB advances, and other borrowed funds.
     The increase in short term rates resulted in a decrease in the net payments received on interest rate swaps included as part of interest expenses. For the third quarter and nine months ended September 30, 2006, the net settlement payments received on such interest rate swaps resulted in a benefit of $16.4 million and $61.5 million, respectively, compared to $32.7 million and $94.7 million, respectively, for the same periods in 2004.
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
     For the quarter and nine month period ended September 30, 2006, the Corporation provided $20.6 million and $49.3 million, respectively, for loan and lease losses, as compared to $12.9 million and $34.9 million, respectively, for the same periods in 2005, and $13.2 million and $39.6 million, respectively, for the same periods in 2004.
     Refer to the discussion under “Credit Risk Management” below for analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
2006 compared to 2005. First BanCorp’s provision for loan and lease losses for the third quarter and first nine months of 2006 increased by $7.7 million or 60% and $14.4 million or 41%, respectively, compared to the same periods in 2005. The increase in the provision was mainly due to increasing trends in non-accruing loans and net charge-offs experienced during 2006. At September 30, 2006, the Corporation’s non-accruing loans amounted to $231.8 million, an increase of $110.7 million compared to non-accruing loans outstanding at September 30, 2005. The increase was mainly due to increases in delinquency of the residential real estate and commercial loan portfolios. The Corporation’s trends in non-accruing loans were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is currently in a midst of a recession. The latest GNP forecast by the Puerto Rico Planning Board expects a 1.4% reduction in fiscal year 2007 compared to fiscal year 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
     Net charge-offs for the third quarter and first nine months of 2006 were $16.2 million and $46.4 million, respectively (0.60% and 0.51%, respectively, of average loans on an annualized basis), as compared to $11.7 million and $30.0 million, respectively (0.39% and 0.36%, respectively, of average loans), for the comparable periods in 2005. The increase in net charge-offs for 2006, compared to 2005, was mainly associated with the auto loans portfolio, driven by increased delinquency levels experienced during 2006. Recoveries made from previously written-off accounts were $5.1 million and $8.1 million for the third quarter and first nine months of 2006, respectively, compared to $1.4 million and $4.8 million for the same periods in 2005, respectively. The Corporation’s net charge-offs were also affected by the deteriorating economic condition in Puerto Rico.
2005 compared to 2004. For the third quarter and first nine months of 2005, the Corporation’s provision for loan and lease losses decreased by $0.3 million, or 3%, and $4.7 million, or 12%, respectively, compared to the same periods in 2004. The Corporation determined that, based on an analysis of the credit quality and change in the mix of its loan portfolio as the proportion of loans collateralized by residential real estate (including secured commercial loans to local financial institutions) to total loans increased during 2005, a smaller provision was required during 2005, compared to 2004, to maintain its loan and lease loss reserves at level adequate to absorb probable losses in the portfolio. The decrease in the provision during 2005 periods was also associated with the seasoning of the corporate commercial loan portfolios. The Corporation has not incurred significant losses as a percentage of its commercial loans receivable since it started emphasizing the corporate commercial lending activities in the late 1990s, therefore, the provision for inherent losses in this portfolio decreased.
     Net charge-offs for the third quarter and first nine months of 2005 were $11.7 million and $30.0 million, respectively (0.39% and 0.36%, respectively, of average loans on an annualized basis), as compared to $9.6 million and $28.7 million (0.47% and 0.50%, respectively, of average loans) for the comparable periods in 2004. The increase in net charge-offs in 2005 compared to 2004 was mainly due to the growth of the portfolio. Recoveries made from previously written-off accounts were $1.4 million and $4.8 million in the third quarter and first nine months of 2005, respectively, compared to $1.5 million and $4.4 million for the same periods in 2004, respectively.

Non-Interest Income

	Quarter ended			Nine Month Period Ended
	September 30,			September 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Other service charges on loans	$1,228	$1,529	$852	$4,181	$4,188	$2,957
Service charges on deposit accounts	3,025	3,025	2,705	9,580	8,737	8,231
Mortgage banking activities	1,595	318	1,329	1,447	3,888	3,091
Rental income	847	875	814	2,458	2,584	2,133
Insurance income	2,650	2,282	1,712	8,519	6,476	4,688
Other commissions and fees	63	178	436	1,399	467	1,748
Other operating income	3,720	4,968	3,484	10,130	12,173	11,545

Non-interest income before net (loss) gain on investments, gain (loss) on partial extinguishment of secured commercial loan to local financial institution and gain on sale of credit card portfolio	13,128	13,175	11,332	37,714	38,513	34,393

Net gain on sale of investments	3,056	4,518	3,003	5,431	14,349	7,575
Impairment on investments	(9,139)	—	(2,643)	(12,089)	(1,499)	(2,699)

Net (loss) gain on investments	(6,083)	4,518	360	(6,658)	12,850	4,876
Gain (loss) on partial extinguishment of secured commercial loan to local financial institution	1,000	—	—	(10,640)	—	—
Gain on sale of credit card portfolio	—	—	—	—	—	5,533

Total	$8,045	$17,693	$11,692	$20,416	$51,363	$44,802

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

2006 compared to 2005. First BanCorp’s non-interest income for the third quarter and first nine months of 2006 decreased by $9.6 million, or 55%, and $30.9 million, or 60%, respectively, compared to the same periods in 2005. The decrease in non-interest income for the third quarter of 2006, compared to the third quarter of 2005, was mainly due to other-than-temporary impairment charges recognized in the Corporation’s available-for-sale portfolio and lower gains on sales of investments partially offset by higher earnings in the Corporation’s mortgage banking and insurance activities.
     The decrease in non-interest income for the first nine months of 2006, compared to the first nine months of 2005, was primarily due to a net loss of $10.6 million recognized on the partial extinguishment of a secured commercial loan to a local financial institution, higher other-than-temporary impairment charges recognized in the Corporation’s available for sale portfolio, lower gains on sales of investments, and lower earnings in the Corporation’s mortgage banking activities partially offset by increases in insurance income and other commissions and fees.
     For the third quarter and first nine months of 2006, the Corporation recorded a net loss on investment securities of $6.1 million and $6.7 million, respectively, compared to a gain of $4.5 million and $12.9 million, respectively, for the comparable periods in 2005. The net loss on investment securities recorded in 2006, compared to 2005, was principally attributable to other-than-temporary impairment charges related to certain equity securities held in the Corporation’s available-for-sale portfolio coupled with a lower volume of sales. For the third quarter and first nine months of 2006, other-than-temporary impairments amounted to $9.1 million and $12.1 million. For the first nine months of 2005 other-than-temporary impairments on available for sale securities amounted to $1.5 million; no impairment charges were recognized during the third quarter of 2005.
     Non-interest income results for the first nine months of 2006 were significantly impacted by a net loss of $10.6 million recorded on the partial extinguishment of a secured commercial loan extended to a local financial institution. On May 25, 2006, the Corporation entered into a series of credit agreements with Doral Financial Corporation (“Doral”) to formally document as secured borrowings the loan transfers between the parties that previously had been accounted for as sales. The terms of the credit agreements specified: (1) a floating interest payment based on a spread over 90-day LIBOR subject to a cap; (2) an amortization schedule tied to the scheduled amortization of the underlying mortgage loans subject to a maximum maturity of 10 years; (3) mandatory prepayments as a result of actual prepayments from the underlying mortgages; and (4) an option to Doral to prepay the loan without penalty at any time.
     On May 31, 2006, First BanCorp received a cash payment from Doral, substantially reducing the balance of approximately $2.9 billion in its secured commercial loan to approximately $450.0 million as of such date. In connection with the repayment, the Corporation and Doral entered into a sharing agreement on May 25, 2006 with respect to certain profits or losses that Doral incurs as part of the sales of the mortgages that collateralized the commercial loans. First BanCorp agreed to reimburse Doral for 40% of the net losses incurred by Doral as a result of sales or securitization of the mortgages, subject to certain conditions and subject to a maximum reimbursement of $9.5 million, which will be reduced proportionately to the extent that Doral does not sell the mortgages. As a result of the sharing agreement and the reduction in the secured commercial loan by Doral, for the nine month period ended September 30, 2006, the Corporation recorded a net loss of $10.6 million composed of gains and losses as part of the sharing agreement and the difference between the carrying value of the loans and the net payment received from Doral.
     Mortgage banking activities for the third quarter of 2006 resulted in income of $1.6 million compared to a $0.3 million for the third quarter of 2005. The increase for the third quarter of 2006, compared to the same period in 2005, was primarily due to a higher volume of sales of mortgage loans in the secondary market. For the first nine months of 2006, income from mortgage banking activities decreased by $2.4 million compared to the same period in 2005. The decrease for the first nine months of 2006, compared to the same period in 2005, was mainly due to a lower volume of mortgage loan sales coupled with a $1.0 million lower-of-cost-or-market negative valuation adjustment to the Corporation’s loans held for sale portfolio as a result of increases in long-term interest rates. During 2005, the Corporation entered into an arrangement with an unrelated financial institution (the “Counterparty”) in which, in substance, the parties agreed to sell and purchase similar mortgage loan portfolios. Pursuant to this arrangement, the Corporation purchased mortgage loans with an aggregate unpaid principal balance of $87.2 million for $88.9 million in March 2005. In April and May of 2005, the Corporation sold to the Counterparty mortgage loans with aggregate unpaid principal balances of $60.0 million and $29.7 million, for $61.1 million and $30.3 million, respectively, resulting in gains on the sales of $1.3 million and $0.6 million, respectively. Since the Corporation retained the servicing on the mortgage loans sold to the Counterparty, it also recognized a servicing asset of $1.2 million during the second quarter of 2005. The Corporation entered into these transactions because, among other reasons, they were consistent with its business objectives of developing a mortgage-banking business that would provide liquidity as well as developing new sources for the acquisition of mortgage loans. Notwithstanding that the transactions were in substance the purchase and sale of similar mortgage loan portfolios, generally accepted accounting principles require that the transactions be treated as a separate purchase and a separate sale.
     Insurance income for the third quarter and first nine months of 2006 increased by $0.4 million or 16% and $2.0 million or 32%, respectively, compared to the corresponding periods in 2005. The increase for 2006 was due to an increase in volume of business through cross-selling strategies, marketing efforts and the strategic locations of the Corporation’s insurance offices.
     Other commissions and fees for the first nine months of 2006 increased by $0.9 million compared to the same period in 2005. The increase in other commissions and fees was due to consulting services provided by the Corporation to the Government Development Bank for Puerto Rico for the issuance of certain financial instruments during the second quarter of 2006.
2005 compared to 2004. First BanCorp’s non-interest income for the third quarter and first nine months of 2005 increased by $6.0 million and $6.6 million, respectively, compared to the same periods in 2004. The increase in non-interest income during 2005 was principally due to higher net gains on investments, insurance income, and service charges on deposit accounts and loans partially offset by a decrease in other commissions and fees income. Comparative results were also affected by the sale of a credit card portfolio during 2004. The Corporation recorded a gain of $5.5 million on the sale of a credit card portfolio during the first nine months of 2004 pursuant to a strategic alliance agreement reached with a U.S. financial institution in 2003. During 2005, the Corporation did not enter into such transactions.
     For the third quarter and first nine months of 2005, the Corporation’s net gain on investment securities increased by $4.2 million and $8.0 million, respectively, compared to the same periods in 2004. The increase in net gains on investment securities in 2005, compared to 2004, was principally attributable to a higher volume of sales and lower other-than-temporary impairment charges recognized during 2005.
     Insurance income for the third quarter and first nine months of 2005 increased by $0.6 million or 33% and $1.8 million or 38%, respectively, compared to the corresponding periods in 2004. The increase for 2005 was due to an increase in volume of business through cross-selling strategies, marketing efforts and the strategic locations of the Corporation’s insurance offices.
     Service charges on deposit accounts and loans for the third quarter and first nine months of 2005 increased by $1.0 million or 28% and $1.7 million or 16% compared to the same periods in 2004. The increase for 2005 primarily reflects a larger volume of accounts and transactions due to growth in the Corporation’s different lines of business as compared to 2004.
     Income from mortgage banking activities during the third quarter of 2005 decreased by $1.0 million compared to the same period in 2004. The decrease in income from mortgage banking activities for 2005 primarily reflects a lower volume of sales of mortgage loans in the secondary market. For the first nine months of 2005, mortgage banking activities resulted in income of $3.9 million, an increase of $0.8 million or 26% compared to results for the first nine months of 2004. The increase for the first nine months of 2005 was primarily due to a higher volume of loan sales. As discussed above, during 2005, the Corporation entered into an arrangement with another unrelated financial institution in which, in substance, the parties agreed to sell and purchase similar mortgage loan portfolios. As a result of transactions derived from this agreement the Corporation recognized a gain on sales of mortgage loans of approximately $1.9 million during the second quarter of 2005. Since the Corporation retained the servicing on the mortgage loans sold in these transactions, it also recognized a servicing asset of $1.2 million.
     Other commissions and fees for the third quarter and first nine months of 2005 decreased by $0.3 million and $1.3 million, respectively, compared to the same periods in 2004. The decrease during 2005 principally reflects lower fees as a result of a reduced volume of consulting services. During 2004, the Corporation provided consulting services to the Government Development Bank for Puerto Rico for the issuance of certain financial instruments.

Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter ended			Nine Month Period Ended
	September 30,			September 30,
			2004			2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Employees’ compensation and benefits	$32,881	$26,839	$21,153	$96,876	$76,427	$62,127
Occupancy and equipment	13,730	12,843	10,260	40,060	35,248	29,080
Deposit insurance premium	412	329	233	1,201	882	726
Other taxes, insurance and supervisory fees	5,028	3,420	3,045	12,963	9,612	8,537
Professional service fees	7,408	3,553	1,024	24,944	6,961	2,964
Servicing and processing fees	1,682	1,796	323	5,634	4,841	1,544
Business promotion	4,513	4,876	4,354	12,611	14,509	12,411
Communications	2,293	2,071	1,938	6,761	6,145	5,493
Other	4,993	4,828	3,547	14,668	15,010	11,310

Total	$72,940	$60,555	$45,877	$215,718	$169,635	$134,192

2006 compared to 2005. The Corporation’s non-interest expenses for the third quarter and first nine months of 2006 increased by $12.4 million, or 20%, and $46.1 million, or 27%, respectively, compared to the same periods in 2005. The increase in non-interest expenses for 2006 was mainly due to increases in professional fees, employees’ compensation and benefits, other taxes, insurance and supervisory fees, and occupancy and equipment expenses partially offset by a decrease in business promotion expenses. The increase in non-interest expenses for 2006 also includes an increase of $6.2 million associated with the operations of Ponce General Corporation acquired in March 2005. The results for Ponce General Corporation in 2006 reflect three quarters of activity compared to two quarters for 2005.
     Employees’ compensation and benefits expenses for the third quarter and first nine months of 2006 increased by $6.0 million, or 23%, and $20.4 million, or 27%, respectively, compared to the same periods in 2005. A significant portion of the increase was associated with the expensing of the fair value of stock options granted to certain employees following the provisions of SFAS 123R. The Corporation recorded $0.5 million and $5.4 million during the third quarter and first nine months of 2006, respectively, in stock-based compensation expenses. The increase in compensation and benefits expenses was also attributable to increases in the average compensation and related fringe benefits paid to employees and an increase in the employees’ headcount as of September 30, 2006. The increase in the headcount was mostly attributable to increases associated with the Corporation’s loan origination and deposit gathering efforts, in particular in FirstBank Puerto Rico, FirstBank Florida, FirstMortgage Inc. (“First Mortgage”), and the Corporation’s small loan company, First Federal Finance, as well as increases in support areas, in particular audit and compliance, credit risk management, finance and accounting, information technology and banking operations. In addition, compensation and benefits expense for the first nine months of 2006 increased due to the acquisition of Ponce General Corporation in March 31, 2005. For the third quarter and first nine months of 2006, compensation and benefits expense associated with the operation in Florida increased by $0.8 million and $3.0 million, respectively, compared to the same periods in 2005.
     Professional service fees increased during the third quarter and first nine months of 2006 by $3.9 million and $18.0 million, respectively, compared to the same periods in 2005. The increase for 2006 was primarily due to legal, accounting and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal and regulatory proceedings which increased professional fees by $2.5 million and $13.0 million for the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.

     Other taxes, insurance and supervisory fees for the third quarter and first nine months of 2006 increased by $1.6 million and $3.4 million, respectively, compared to the same periods in 2005. During 2006, the Corporation experienced increased insurance costs mainly related to increases in rates and coverage of directors’ and officers’ liability insurance and expensed a higher amount of municipal and property taxes during 2006 as compared to 2005.
     Occupancy and equipment expenses for the third quarter and first nine months of 2006 increased by $0.9 million, or 7%, and $4.8 million, or 14%, respectively, compared to the same periods in 2005. The increase in occupancy and equipment expenses in 2006 as compared to 2005 is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices. The increase also reflects higher electricity costs, security costs and additional costs associated with the operations of Ponce General Corporation.
     Business promotion expenses decreased during the third quarter and first nine months of 2006 by $0.4 million, or 7%, and $1.9 million, or 13%, respectively, compared to the same periods in 2005. The decrease was due to the Corporation’s decision to reduce its marketing expenditures.
2005 compared to 2004. The Corporation’s non-interest expenses for the third quarter and first nine months of 2005 increased by $14.7 million or 32% and $35.4 million or 26%, respectively, compared to the same periods in 2004. The increase in non-interest expenses for 2005 mainly reflects increases in employees’ compensation and benefits, occupancy and equipment expenses, professional fees, and servicing and processing fees.
     Employees’ compensation and benefits expenses increased during the third quarter and first nine months of 2005 by $5.7 million or 27% and $14.3 million or 23%, respectively, compared to the same periods in 2004. The increase in compensation and benefits expenses was primarily attributable to increases in the average compensation and related fringe benefits paid to employees and increase in the employees’ headcount for 2005. The increase in the headcount was mainly to support the growth in operations, and in particular to support new products and services, including First Mortgage and FirstBank Florida operations.
     Occupancy and equipment expenses increased during the third quarter and first nine months of 2005 by $2.6 million or 25% and $6.2 million or 21%, compared to the same periods in 2004. The increase is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices.
     Professional service fees increased during the third quarter and first nine months of 2005 by $2.5 million and $4.0 million, respectively, compared to the same periods in 2004. The increase was mainly due to higher expenses related with Sarbanes-Oxley Act compliance and to legal, accounting and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee, the restatement process and other related legal and regulatory proceedings.
     Servicing and processing fees expenses increased during the third quarter and first nine months of 2005 by $1.5 million and $3.3 million, respectively, compared to the same periods in 2004. Reduced non-interest expenses during the first nine months of 2004 were due primarily to the strategic alliance agreement and sale of the Corporation’s credit card portfolio to a U.S. financial institution in 2003. As part of the agreement, the Corporation entered into a service level agreement to temporarily service the credit card portfolio that the U.S. financial institution acquired. During the third quarter and first nine months of 2004, the Corporation was reimbursed $1.1 million and $3.1 million, respectively, in expenses for services provided under the service level agreement.

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
2006 compared to 2005. For the third quarter of 2006, the Corporation’s income tax expense amounted to $10.6 million, compared to a net income tax benefit of $6.3 million recognized for the same period in 2005. The fluctuation in the provision for income tax for the third quarter of 2006, compared to 2005, was mainly due to a reduction in deferred income tax benefits, coupled with an increase in the current tax provision. For the third quarter of 2006, the Corporation recognized a deferred income tax benefit of $9.1 million compared to a deferred income tax benefit of $24.7 million for the same period in 2005. The lower deferred income tax benefit for 2006 was mainly due to unrealized gains on derivative instruments caused by changes in long-term interest rates.
     For the nine month period ended September 30, 2006, the Corporation recognized an income tax expense of $14.8 million, compared to $32.0 million for the same period in 2005. The decrease in income tax expense was mainly due to a decrease in deferred income tax benefits, as a result of fluctuations in the fair value of derivatives instruments. For the first nine months of 2006, the Corporation recognized a deferred income tax benefit of $35.6 million, compared to $17.9 million for the same period in 2005.

     At September 30, 2006, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $4.9 million. At September 30, 2006, the deferred tax asset, net of the valuation allowance of $4.9 million, amounted to approximately $170.9 million compared to $93.3 million at September 30, 2005. At September 30, 2005, based on the Corporation’s analysis and available evidence, the Corporation did not establish a valuation allowance.
2005 compared to 2004. For the third quarter of 2005, the Corporation recognized a net income tax benefit of $6.3 million compared to an income tax expense of $34.8 million for the same period in 2004. The fluctuation in the income tax provision for 2005, compared to 2004, was mainly attributable to changes in the Corporation’s deferred income tax, partly offset by increases in the provision for current income tax. For the third quarter of 2005, the Corporation recognized a deferred income tax benefit of $24.7 million compared to a deferred income tax expense of $23.3 million for the same period in 2004. The fluctuation in deferred income tax was mainly due to valuation adjustments to the Corporation’s derivative instruments due to changes in long-term interest rates. The current provision for income taxes for the third quarter of 2005 increased by $6.9 million compared to the same quarter in 2004. The increase in the current income tax provision was mainly due to changes in the proportion of exempt and taxable income as a result of increases in the Corporation’s taxable income generated from the Corporation’s loan portfolios and decreases in tax exempt income mainly from the Corporation’s investment portfolios.
     For the first nine months of 2005, the Corporation’s provision for income tax decreased by $7.8 million compared to the same period in 2004. The decrease in income tax expense was mainly due to a decrease in deferred income tax, as a result of fluctuations on the valuation adjustments of derivatives instruments. For the first nine months of 2005, the Corporation recognized a deferred income tax benefit of $17.9 million compared to a deferred income tax expense of $0.2 million for the same period in 2004.
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
     Total loan production for the quarter and nine month period ended September 30, 2006 were $965.6 million and $3.6 billion, respectively, compared to $1.4 billion and $4.9 billion, respectively, for the comparable periods in 2005, and $1.3 billion and $3.5 billion, respectively, for the comparable periods in 2004. The decrease in loan production during 2006, compared to 2005, was due mainly due to decreases in originations of residential real estate, commercial loan, and consumer loan originations mainly due to higher interest rates, worsening economic conditions in Puerto Rico, and stricter underwriting guidelines.

     The following table sets the First BanCorp’s loan production for the periods indicated:

	Quarter ended September 30,			Nine month period ended September 30,
			2004			2004
	2006	2005	(As Restated)	2006	2005	(As Restated)
(In thousands)
Residential real estate	$203,301	$399,186	$209,945	$720,706	$987,784	$562,987
Commercial and Construction	537,459	681,086	287,738	2,187,491	2,372,286	892,889
Finance Leases	43,526	35,645	30,176	133,386	103,829	85,503
Consumer	181,341	262,018	185,363	584,022	752,654	530,942

	965,627	1,377,935	713,222	3,625,605	4,216,553	2,072,321
Commercial loans to local financial institutions	—	—	540,820	—	681,407	1,403,500

Total loan production	$965,627	$1,377,935	$1,254,042	$3,625,605	$4,897,960	$3,475,821

     Residential Real Estate Loans
     Residential mortgage loan production for the third quarter and first nine months of 2006 amounted to $203.3 million and $720.7 million, respectively, compared to $399.2 million and $987.8 million, respectively, for the same periods in 2005, and $209.9 million and $563.0 million, respectively, for the same periods in 2004. The decrease in mortgage loan production for 2006, compared to 2005, was mainly attributable to higher prevailing interest rates, deteriorating economic conditions in Puerto Rico and stricter underwriting standards. The Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of the worsening economic conditions in Puerto Rico. The implementation of these standards contributed to the reduction in the Corporation’s mortgage loan originations.
     Residential real estate loans represent 20% of total loans originated and purchased for the first nine months of 2006. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s originations of residential mortgage loans continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. The Corporation established FirstMortgage as a stand-alone subsidiary in 2003. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group, launched in 2005, focuses on building relationships with realtors by providing resources, office amenities and personnel to them, and to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage multi-channel strategy has proven to be effective in capturing business.
     Commercial and Construction Loans
     Commercial and construction loan production for the third quarter and first nine months of 2006 amounted to $537.5 million and $2.2 billion, respectively, compared to $681.1 million and $2.4 billion, respectively, for the same period in 2005, and $287.7 million and $892.9 million, respectively, for the same periods in 2004. The decrease in 2006 compared to 2005 was mainly due to adverse economic conditions in Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession, causing a slowdown in commercial business activity. The increase in commercial and construction loan production for 2005 compared to 2004 was driven by the Corporation’s subsidiary bank loan agency in Coral Gables, Florida. The Corporation’s Coral Gable operation started in October 2004. Loans originated by the agency for the third quarter and first nine months of 2005 amounted to $214.4 million and $493.3 million, respectively.

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
     Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. Consumer loan production for the third quarter and first nine months of 2006 amounted to $181.3 million and $584.0 million, respectively, compared to $262.0 million and $752.7 million, respectively, for the same periods in 2005, and $185.4 million and $530.9 million, respectively, for the same periods in 2004. The decrease in consumer loan originations for 2006 compared to 2005 was mainly due to adverse economic conditions in Puerto Rico. The increase when compared to 2004 was primarily due to increases in auto loan originations. Auto loan originations come primarily through referrals from the Corporation’s network of auto dealers.
     Finance Leases
     During the third quarter and first nine months of 2006, finance lease originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, increased by $7.9 million and $29.6 million, respectively, compared to the same periods in 2005, and increased by $13.4 million and $47.9 million, respectively, when compared to the same periods in 2004.
Assets
     Total assets at September 30, 2006 amounted to $17.4 billion, a decrease of $2.5 billion and $1.9 billion compared to total assets at December 31, 2005 and September 30, 2005, respectively, and an increase of $2.2 billion compared to total assets at September 30, 2004. The decrease in total assets at September 30, 2006 compared to total assets at December 31, 2005 was mainly the result of a decrease in total loans of $1.8 billion and a decrease of $719.1 million in total investments including money market instruments. The decrease in the Corporation’s loans portfolio was due to the payment of $2.4 billion received from a local financial institution to reduce its secured commercial loan with the Corporation. During the second half of 2006, the Corporation used a substantial amount of the proceeds to repay outstanding brokered CDs that matured during the third and fourth quarter of 2006.
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

Loan Portfolio
     The composition of the Corporation’s loans portfolio for the periods indicated is as follows:

				September 30,
	September 30,	December 31,	September 30,	2004
(In thousands)	2006	2005	2005	(As Restated)
Residential real estate loans	$2,694,190	$2,346,945	$2,099,948	$1,219,399

Commercial real estate loans	1,180,631	1,090,193	1,037,658	632,330
Construction loans	1,533,409	1,137,118	969,540	398,570
Commercial loans	2,388,014	2,421,219	2,311,053	1,765,082
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	960,970	3,676,314	4,011,063	3,135,491

Total commercial loans	6,063,024	8,324,844	8,329,314	5,931,473

Finance leases	344,416	280,571	258,705	198,322
Consumer and other loans	1,790,323	1,733,569	1,684,458	1,291,904

Total	$10,891,953	$12,685,929	$12,372,425	$8,641,098

     At September 30, 2006, the Corporation’s total loans decreased by $1.8 billion and $1.5 billion, when compared with balances as of December 31, 2005 and September 30, 2005, respectively, and increased by $2.3 billion when compared to the balance as of September 30, 2004. The decrease in the Corporation’s total loans receivable primarily relates to the partial extinguishment of a secured commercial loan partially offset by a growth in the Corporation’s other portfolios through new originations, net of repayments. Refer to the “Loan Production” section of this discussion above for further details on the Corporation’s originations by product.
     Residential Real Estate Loans
     As of September 30, 2006, the Corporation’s residential real estate loan portfolio increased by $347.2 million, $594.2 million and $1.5 billion as compared to balances as of December 31, 2005, September 30, 2005, and September 30, 2004, respectively. The Corporation has diversified its loan receivable portfolio by increasing the concentration of residential real estate loans. The residential real estate loans as a percentage of total loans has increased over time from 14% at September 30, 2004 to 25% at September 30, 2006.
     Commercial and Construction Loans
     As of September 30, 2006, the Corporation’s commercial loan portfolio decreased by $2.3 billion compared to balances as of December 31, 2005 and September 30, 2005 and increased by $131.6 million compared to the balance at September 30, 2004. The decrease was mainly due to a payment received of $2.4 billion that substantially reduced the Corporation’s secured commercial loan extended to a local financial institution. The Corporation strategy focuses on growing its commercial loans portfolio principally through commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     The Corporation had a lending concentration of $433.2 million in one mortgage originator in Puerto Rico, Doral, at September 30, 2006. The Corporation had outstanding $527.8 million with another mortgage originator in Puerto Rico, R&G, for total loans to mortgage originators amounting to $961.0 million at

September 30, 2006. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. The mortgage originators have always paid the loans in accordance with their terms and conditions. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“Office of the Commissioner”) with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). In May 2006, the Corporation received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan to that institution. As part of the Cease and Desist Order imposed on the Corporation by its regulators, the Corporation has continued working on the reduction of its exposure to Doral.
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
     Consumer Loans
     As of September 30, 2006, the Corporation’s consumer loans portfolio increased by $56.8 million, $105.9 million, and $498.4 million as compared to the portfolio balances at December 31, 2005, September 30, 2005, and September 30, 2004, respectively. The increase is mainly driven by increases in the Corporation’s auto loan portfolio. The growth of this portfolio has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations.
     The above-mentioned strategy is directly linked to the Corporation’s commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation.
     Finance Leases
     As of September 30, 2006, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, increased by $63.8 million, $85.7 million and $146.1 million as compared to portfolio balances as of December 31, 2005, September 30, 2005, and September 30, 2004, respectively. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets. The Corporation’s credit risk exposure for this portfolio is similar to the credit exposure of an auto loan (extended to individuals) portfolio.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio at September 30, 2006 amounted to $5.1 billion, a decrease of $293.6 million, an increase of $4.4 million, and a decrease of $61.6 million when compared with the investment portfolio at December 31, 2005, September 30, 2005, and September 30, 2004, respectively. The decrease in investment securities at September 30, 2006, compared to balances at December 31, 2005, was due to the Corporation’s decision to deleverage its balance sheet by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities. The Corporation’s decision to deleverage its investment portfolio was influenced, among other things, by the flat-to-inverted yield curve. As a result, the Corporation decided to repay during the second half of 2006 higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an interest yield lower than the Corporation’s cost of funds.
     The following table presents the carrying value of investments at the indicated dates:

				September 30,
	September 30,	December 31,	September 30,	2004
(In thousands)	2006	2005	2005	(As Restated)
Money market investments	$799,221	$1,224,791	$1,282,497	$1,035,200

Investment securities held-to-maturity:
US Government and agencies obligations	2,223,331	2,190,714	1,648,340	2,011,140
PR Government obligations	31,575	14,163	14,030	13,517
Mortgage-backed securities	1,101,124	1,233,711	1,304,379	1,626,014
Corporate bonds	2,000	—	—	—

	3,358,030	3,438,588	2,966,749	3,650,671

Investment securities available-for-sale:
US Government and agencies obligations	405,566	389,650	390,290	296,485
PR Government obligations	25,325	25,006	25,488	25,540
Mortgage-backed securities	1,300,643	1,478,720	1,562,910	1,063,189
Corporate bonds	4,800	25,381	51,881	44,286
Equity securities	20,220	29,421	56,645	48,013

	1,756,554	1,948,178	2,087,214	1,477,513

Other equity securities	20,989	42,368	77,231	69,025

Total Investments	$5,934,794	$6,653,925	$6,413,691	$6,232,409

     Mortgage-backed securities at the indicated dates consist of:

				September 30,
	September 30,	December 31,	September 30,	2004
(In thousands)	2006	2005	2005	(As Restated)
Held to maturity
FHLMC certificates	$16,511	$20,211	$21,736	$28,508
FNMA certificates	1,084,613	1,213,500	1,282,643	1,597,506

	1,101,124	1,233,711	1,304,379	1,626,014

Available for sale
FHLMC certificates	7,986	9,962	10,831	8,750
GNMA certificates	388,493	438,881	457,831	114,599
FNMA certificates	903,786	1,029,474	1,093,836	939,281
Mortgage pass-through certificates	378	403	412	559

	1,300,643	1,478,720	1,562,910	1,063,189

Total mortgage-backed securities	$2,401,767	$2,712,431	$2,867,289	$2,689,203

     The carrying values of investment securities (excluding other equity securities) at September 30, 2006, by contractual maturity (excluding mortgage-backed securities, equity securities and money market investments) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
US Government and agencies obligations
Due within one year	$156,913	4.96
Due after five years through ten years	392,621	4.31
Due after ten years	2,079,363	5.83

	2,628,897	5.55

PR Government obligations
Due after one year through five years	4,773	6.17
Due after five years through ten years	31,838	5.37
Due after ten years	20,289	5.60

	56,900	5.52

Corporate bonds
Due after five years through ten years	1,124	7.46
Due after ten years	5,676	7.04

	6,800	7.11

	2,692,597	5.55

Mortgage-backed securities	2,401,767	4.81
Equity securities	20,220	0.80

Total investment securities — available-for-sale and held-to-maturity	$5,114,584	5.18

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
     As of September 30, 2006, total liabilities amounted to $16.2 billion, a decrease of $2.6 billion and $1.9 billion as compared to balances as of December 31, 2005 and September 30, 2005, respectively, and an increase of $2.2 billion compared to balances as of September 30, 2004. The decrease in total liabilities during 2006, compared to 2005, was mainly attributable to brokered CDs coupled with decreases in FHLB advances, federal funds purchased and securities sold under repurchase agreements. The payment of $2.4 billion received from a local financial institution was used to pay down the aforementioned liabilities. The Corporation’s decision to pay down maturing liabilities, in particular brokered CDs, was influenced, among other things, by the flat to inverted yield curve. As result, the Corporation decided to repay higher rate maturing liabilities, in particular brokered CDs, rather than investing the proceeds at an interest yield lower than the Corporation’s cost of funds.

     Total liabilities increased in 2005, compared to 2004, mainly due to increases in interest bearing deposits, mainly brokered CDs, partially offset by decreases in FHLB advances and federal funds purchased and securities sold under repurchase agreements. The use of brokered CDs has been particularly important to the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining deposits, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico has been taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is very competitive and liquid and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities by entering into interest rate swap agreements.
     CDs with denominations of $100,000 or higher, including brokered CDs, amounted to $9.0 billion at September 30, 2006. At September 30, 2006, brokered CDs amounted to $8.1 billion. Brokered CDs are sold by third-party intermediaries in denominations of $100,000 or less. The following table presents a maturity schedule of brokered CDs at September 30, 2006:

Total
(In thousands)
Three months or less	$1,123,247
Over three months to six months	1,419,428
Over six months to one year	855,496
Over one year to five years	1,003,579
Over five years	3,746,816

Total	$8,148,566

     The Corporation maintains unsecured lines of credit with other banks. At September 30, 2006, the Corporation’s total unused lines of credit with these banks amounted to $335.0 million. At September 30, 2006, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral in the amount of $546.8 million.
     The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts, CDs, and brokered CDs. Refer to “Note11 — Deposits” in the accompanying notes to unaudited interim consolidated financial statements for further details. Total deposits amounted to $11.9 billion at September 30, 2006, compared to $12.5 billion, $12.3 billion and $7.4 billion at December 31, 2005, September 30, 2005 and 2004, respectively. The decrease in total deposits for 2006, compared to 2005, was mainly due to decreases in brokered CDs.
     Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine month periods ended September 30, 2006, 2005 and 2004.
Capital
     The Corporation’s stockholders’ equity amounted to $1.22 billion at September 30, 2006, $1.20 billion at December 31, 2005, $1.25 billion at September 30, 2005, and $1.17 billion at September 30, 2004. Total capital increased by $26.7 million compared to total capital at December 31, 2005 and decreased by $30.2 million compared to total capital at September 30, 2005. The change in capital for 2006 is mainly composed of earnings of $62.3 million, the issuance of 2,379,000 shares of common stock through the exercise of stock options with proceeds of $19.8 million offset in part by cash dividends of $47.7 million and by unrealized losses in the Corporation’s securities available-for-sale portfolio of $13.1 million.

     On August 1, 2007 the United States District Court for the District of Puerto Rico issued a “Preliminary Order” approving the stipulation of settlement filed in connection with the proposed settlement of the class action lawsuit brought on behalf of First BanCorp’s shareholders against the Corporation in the amount of $74.25 million.
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
     On March 17, 2006, First BanCorp and its banking subsidiary FirstBank entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner relating to mortgage-related transactions with Doral and R&G. For additional description of these orders, please refer to Current Report on Form 8-K filed with the SEC on March 20, 2006.

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
     As of September 30, 2006, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with the regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp, FirstBank Puerto Rico and FirstBank Florida’s regulatory capital ratios as of September 30, 2006, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking subsidiaries
			FirstBank	To be well
REGULATORY CAPITAL RATIOS	First Bancorp	FirstBank	Florida	capitalized
Total Capital (Total capital to risk-weighted assets)	12.69%	12.87%	11.17%	10.00%
Tier 1 Capital Ratio (Tier I capital to risk-weighted assets)	11.53%	11.67%	10.81%	6.00%
Leverage Ratio (1)	7.11%	7.12%	8.04%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and First Bank and Tier 1 capital to adjusted total assets in the case of First Bank Florida.
Dividends
     During the first nine months of 2006 and 2005, the Corporation declared cash dividends of $0.21, per common share representing a 16.7% increase over the aggregate cash dividend of $0.18 per common share declared for the same period in 2004. Total cash dividends paid on common shares amounted to $17.5 million for the nine-month period ended September 30, 2006 (or a 54% dividend payout ratio), $17.0 million for the same period in 2005 (or a 15% dividend payout ratio) and $14.5 million for the corresponding 2004 period (or a 14% dividend payout ratio). Dividends declared on preferred stock amounted to approximately $30.2 million for each of the nine month periods ended on September 30, 2006, 2005, and 2004.
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
     As a provider of financial services, the Corporation routinely commits to financial instruments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. At September 30, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.9 billion and $100.8 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, other contractual obligations, commitments to sell loans and commitments to extend credit:

	Contractual Obligations and Commitments
	September 30, 2006
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Certificates of deposit	$9,852,049	$4,791,044	$1,112,184	$199,913	$3,748,908
Federal funds purchased and securities sold under agreements to repurchase	3,228,435	1,690,935	250,000	487,500	800,000
Advances from FHLB	134,000	5,000	129,000	—	—
Notes payable	181,575	—	—	7,675	173,900
Other borrowings	231,695	—	—	—	231,695

Total contractual obligations	$13,627,754	$6,486,979	$1,491,184	$695,088	$4,954,503

Commitments to sell mortgage loans	$146,050	$146,050

Standby letters of credit	$100,819	$100,819

Commitments to extend credit:
Lines of credit	$1,277,320	$1,277,320
Letters of credit	78,150	78,150
Commitments to originate loans	526,045	526,045

Total commercial commitments	$1,881,515	$1,881,515

     The Corporation has obligations and commitments to make future payments under contracts, such as outstanding debt securities, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligation since the end of 2005.
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
     The following table summarizes the notional amount of all derivative instruments as of September 30, 2006, December 31, 2005, September 30, 2005, and September 30, 2004:

	Notional amounts
				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,720	$109,320	$109,320	$113,165
Received fixed versus pay floating	4,858,490	5,751,128	5,748,120	3,867,766
Embedded written options	13,515	13,515	13,515	13,515
Purchased options	13,515	13,515	13,515	13,515
Written interest rate cap agreements	125,200	150,200	150,200	25,000
Purchased interest rate caps	338,617	386,750	556,052	25,000

	$5,430,057	$6,424,428	$6,590,722	$4,057,961

     The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of September 30, 2006, December 31, 2005, September 30, 2005 and September 30, 2004:

	Notional amounts
				As of
	As of	As of	As of	September 30,
	September 30,	December 31,	September 30,	2004
	2006	2005	2005	(As Restated)
		(Dollars in thousands)
Designated hedges:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$4,321,746	$—	$—	$—
Interest rate swaps used to hedge fixed and step rate notes payable	165,442	—	—	—

Total fair value hedges	$4,487,188	$—	$—	$—

Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit and loans	$452,022	$5,860,448	$5,857,440	$3,980,931
Embedded options on stock index deposits	13,515	13,515	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	13,515	13,515	13,515	13,515
Written interest rate cap agreements	125,200	150,200	150,200	25,000
Purchased interest rate cap agreements	338,617	386,750	556,052	25,000

Total derivatives not designated as hedge	$942,869	$6,424,428	$6,590,722	$4,057,961

Total	$5,430,057	$6,424,428	$6,590,722	$4,057,961

     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

(In thousands)	Nine month period ended September 30, 2006
Fair value of contracts outstanding at the beginning of the period	$(142,347)
Contracts realized or otherwise settled during the period	4,608
Changes in fair value during the period	(9,236)

Fair value of contracts outstanding at end of period	$(146,975)

Source of Fair Value

(In thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of September 30, 2006	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Prices provided by external sources	$(356)	$(5,471)	$(6,939)	$(134,209)	$(146,975)
     Prior to April 2006, none of the derivative instruments held by the Corporation were qualified for hedge accounting. Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS 133 for substantially all of the interest rate swaps that hedge its brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent the changes in the fair values of the derivatives do not offset the changes in fair values of the hedged liabilities due to changes in the hedged risks. Prior to the implementation of fair value hedge accounting, the Corporation recorded unrealized losses in the valuation of interest rate swaps of approximately $68.0 million during the first quarter of 2006.
     With the implementation of the long-haul method with respect to the brokered CDs and medium-term notes on April 3, 2006, the basis differential between the market value and book value of the hedged liabilities at the inception of fair value hedge accounting, of approximately $200.0 million, amortizes or accretes as a yield adjustment over the remaining term of the hedged liabilities. For the quarter and nine month period ended September 30, 2006, the Corporation recorded an accretion of $0.8 million and an amortization of $0.4 million, respectively, as a basis adjustment.
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

Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represent loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific condition, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of a counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to "—Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, and quality control. The Corporation also employs proactive collection and loss mitigation efforts.
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
     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter ended	Nine Month Period Ended
September 30,	September 30,
2004	2004
(In thousands)	2006	2005	(As Restated)	2006	2005	(As Restated)
Allowance for loan and lease losses, beginning of period	$146,527	$146,154	$133,678	$147,999	$141,036	$126,378
Provision for loan and lease losses	20,560	12,861	13,200	49,290	34,890	39,600

Loans charged off:
Residential real estate	(171)	(311)	(57)	(871)	(1,053)	(142)
Commercial and Construction	(1,550)	(2,610)	(1,609)	(4,561)	(5,906)	(4,930)
Finance leases	(1,530)	(787)	(1,185)	(3,246)	(1,626)	(2,498)
Consumer	(17,982)	(9,489)	(8,253)	(45,816)	(26,209)	(25,511)
Recoveries	5,071	1,449	1,479	8,130	4,772	4,356

Net charge-offs	(16,162)	(11,748)	(9,625)	(46,364)	(30,022)	(28,725)

Other adjustments	—	—	—	—	1,363	—

Allowance for loan and lease losses, end of period	$150,925	$147,267	$137,253	$150,925	$147,267	$137,253

Allowance for loan and lease losses to period end total loans receivable	1.39%	1.20%	1.59%	1.39%	1.20%	1.59%
Net charge-offs annualized to average loans outstanding during the period	0.60%	0.39%	0.47%	0.51%	0.36%	0.50%
Provision for loan and lease losses to net charge-offs during the period	1.27	x	1.09	x	1.37	x	1.06	x	1.16	x	1.38	x
     First BanCorp’s allowance for loan and lease losses was $150.9 million at September 30, 2006, compared to $147.3 million and $137.3 million at September 30, 2005 and 2004, respectively. The provision for loan and lease losses for the third quarter and first nine months of 2006 amounted to $20.6 million and $49.3 million, respectively, compared to $12.9 million and $34.9 million, respectively, for the corresponding periods in 2005 and $13.2 million and $39.6 million, respectively, for the corresponding periods in 2004. The increase in this provision for 2006, compared to 2005, was principally due to the growth in the Corporation’s commercial (other than secured commercial loans to local financial institutions) and consumer loan portfolios coupled with increasing trends in non-performing loans and charge-offs experienced during 2006 as compared to 2005 reflecting deteriorating economic conditions in Puerto Rico. The Corporation’s net charge-offs were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is currently in a midst of a recession since March 2006. The latest Gross National Product forecast by the Puerto Rico Planning Board expects a 1.4% reduction in fiscal year 2007 compared to fiscal year 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices. The decrease in the provision during 2005 as compared to 2004 was primarily attributable to the seasoning of the corporate commercial loans portfolio.
     First BanCorp’s ratio of the allowance for loan and lease losses to period end total loans receivable increased by 19 basis points at September 30, 2006 compared to September 30, 2005 and decreased by 39 basis points at September 30, 2005 compared to September 30, 2004. The increase during 2006, compared to 2005, mainly reflects the increase in non-performing loans experienced during 2006. The decrease in the allowance during 2005 as compared to 2004 was mainly due to a change in the composition of the Corporation’s loan portfolio (to higher concentration of residential real estate loans) and recent loss experience, specifically for commercial and residential real estate portfolio.
     The Corporation’s ratio of the provision for loan and lease losses to net charge-offs for the third quarter and first nine months of 2006 totaled 127% and 106%, respectively, compared to 109% and 116%, respectively, for the corresponding periods in 2005, and 137% and 138%, respectively, for the corresponding periods in 2004. The increase during the third quarter of 2006 compared to the same period in 2005 was mainly due to the aforementioned economic situation of Puerto Rico.
Non-accruing and Non-performing Assets
     Total non-performing assets are the sum of non-accruing loans, foreclosed real estate and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is charged against interest income.
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

     The following table presents non-performing assets at the dates indicated:

				September 30,
	September 30,	December 31,	September 30,	2004
(Dollars in thousands)	2006	2005	2005	(As Restated)
Non-accruing loans:
Residential real estate	$101,772	$54,777	$44,702	$29,786
Commercial, commercial real estate and construction	79,740	35,814	32,792	36,349
Finance leases	7,458	3,272	2,896	1,960
Consumer	42,865	40,459	40,750	20,639

	231,835	134,322	121,140	88,734

Other real estate owned	3,713	5,019	6,032	6,939
Other repossessed property	18,431	9,631	8,274	6,994

Total non-performing assets	$253,979	$148,972	$135,446	$102,667

Past due loans	$35,676	$27,501	$34,414	$21,980
Non-performing assets to total assets	1.46%	0.75%	0.70%	0.68%
Non-accruing loans to total loans receivable	2.13%	1.06%	0.99%	1.03%
Allowance for loan and lease losses	$150,925	$147,999	$147,267	$137,253
Allowance to total non-accruing loans	65%	110%	122%	155%
Allowance to total non-accruing loans, excluding residential real estate loans	116%	186%	193%	233%
     Due to deteriorating economic conditions in Puerto Rico, increased delinquencies, and overall growth of the Corporation’s loan portfolio, First BanCorp increased its allowance for loan and lease losses from $137.3 million as of September 30, 2004 to $150.9 million as of September 30, 2006.
     As a result of the increase in delinquencies, the Corporation’s non-accruing loans to total loans receivable ratio has increased over time from 1.03% at September 30, 2004 to 2.13% at September 30, 2006. The increase was mainly due to increases in non-accruing loans in the residential real estate portfolio and, to a lesser extent, increases in commercial and consumer portfolios. Historically, the Corporation has experienced the lowest rates of losses for its residential real estate portfolio. As a consequence, the provision and allowance for loan and lease losses did not increase proportionately with the increase in non-accruing loans. In addition, the Corporation’s allowance for loan and lease losses allocated to the commercial portfolio has decreased due to the stability, recent loss experience and aging of the portfolio. As a consequence, at September 30, 2006, the Corporation’s ratio of the allowance for loan and lease losses to non-performing loans decreased by 90 basis points from 155% as of September 30, 2004 to 65% as of September 30, 2006. Excluding residential real estate loans, the ratio of the allowance for loan and lease losses to non-accruing loans decreased by 117 basis points from 233% at September 30, 2004 to 116% at September 30, 2006.
     The increase in consumer non-accrual loans mainly relates to increases in the Corporation auto and unsecured personal loan portfolios.
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
     A large portion of the Corporation’s funding is retail brokered CDs issued by the banking subsidiaries. In the event that the Corporation’s bank subsidiaries are not well-capitalized institutions, they might not be to replace this source of funding. The banking subsidiaries currently comply with the minimum requirements ratios for “well-capitalized” institutions and the Corporation does not foresee any risks to their ability to issue brokered deposits. In addition, the average life of the retail brokered CDs was approximately 6.3 years at September 30, 2006. Approximately 56% of these certificates are callable, but only at the Corporation’s option.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, First BanCorp’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
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

Internal Control over Financial Reporting
          During the first, second and third quarter of 2006, First BanCorp completed the implementation of remediation steps to fully remediate all material weaknesses referred to above.
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
          During the second quarter of 2006, First BanCorp completed the implementation of the following remediation steps to fully remediate the material weaknesses number 7 and 8:
Ineffective controls over the accounting for mortgage-related transactions. — The Corporation’s management believes that, as of June 30, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to purchases of mortgages in bulk and the purchases of mortgages where the seller of the mortgages retains the servicing responsibilities. The Corporation has implemented controls that specify that the terms of any recourse provisions or retained servicing arrangements must be reviewed by the General Counsel before they are included in purchase agreements. In addition, the Board has reviewed the Corporation’s risk management program and enhanced the communication to the Audit Committee.

Ineffective controls over the accounting for derivative financial instruments. — The Corporation’s management believes that, as of June 30, 2006, the Corporation has fully remediated the material weakness in its internal control over financial reporting with respect to the identification of derivatives and the measurement of hedge effectiveness. With respect to the identification of derivatives, the Corporation has implemented the following changes:
•	The Corporation created the Investment and Derivative Risk Manager Position, which is responsible for the evaluation of complex transactions, such as derivatives, implementation of policies and procedures and monitoring of external consultants analyses/computations.

•	The legal and accounting departments must review any new forms of transactions or any variants of forms of transactions for which the Corporation has not determined the accounting in order to identify any derivatives resulting from the structure of such transactions.

•	Periodic testing of the hedge effectiveness process is required to make sure that it is operating effectively to ensure compliance with SFAS 133.

•	Education of personnel on derivative financial instruments and involvement of outside experts, as necessary.
          With respect to the measurement of hedge effectiveness, the Corporation has revised its control accounting procedures to state that the receipt of an upfront payment from an interest rate swap counterparty precludes the use of the short-cut method of accounting under SFAS 133.
          During the third quarter of 2006, First BanCorp completed the implementation of remediation steps to fully remediate the material weaknesses number 1 through 6, which significantly improved its control environment including the documentation and communication of relevant terms of certain mortgage loan bulk purchase transactions, communication to the Audit Committee and to the Corporation’s independent registered public accounting firm, anti-fraud controls and procedures, and accounting resources and expertise by implementing enhanced procedures and controls including the following:
•	Changes in Management and Clarification of the Role, Responsibilities and Authority of Management. In addition to the previous appointments of a new CEO and COO, the Board appointed in February 15, 2006 a new General Counsel, who reports to the CEO, and a new CFO during the third quarter of 2006. The roles, responsibilities and authority of the persons in each of these positions have been clarified to better inhibit any override of the Corporation’s internal control over financial reporting. In addition, in 2006 the Corporation implemented detection controls to improve the identification and response to any instances of undue control by an unauthorized person of the financial reporting process.

•	Risk Management Program and Enhancement of the Communication of Information to the Audit Committee. During the first quarter of 2006, the Board reviewed the Corporation’s risk management program with the assistance of outside consultants and legal counsel. This effort has resulted in a realignment of risk management functions and the adoption of an enterprise-wide risk management process. During the second quarter of 2006, the Board appointed a senior management officer as Chief Risk Officer and appointed this officer to the Risk Management Council with reporting responsibilities to the CEO and the Audit Committee. In addition, the Board formed an Asset/Liability Risk Committee which is responsible for the oversight of risk management, including asset quality, portfolio performance, interest rate and market sensitivity, and portfolio diversification. In addition, the Asset/Liability Risk Committee has the authority to examine the Corporation’s investment activities and liabilities, such as its brokered CDs, to facilitate appropriate oversight by the Board. Finally, management is required to bring to the attention of the Asset/Liability Risk Committee new forms of transactions or variants of forms of transactions that the Committee has not yet reviewed to enable the Committee to fully evaluate the consequences of such transactions to the Corporation. In addition, management is required to bring to the attention of the Audit Committee significant new forms of transactions or variants of forms of transactions for which the Corporation has not determined the appropriate accounting treatment to enable the Audit Committee to fully evaluate the accounting treatment of such transactions. The enhancements of the risk management program are expected to result in a control environment that ensures the discussion and analysis of the legal and accounting implications of new forms of transactions or variants of transactions that may have a significant impact on the Corporation’s financial condition or on the accuracy and completeness of the financial reporting process.

•	Transaction Documentation. In August 2006, the Corporation adopted a specific policy that requires that all transactions be completely and fully documented, thereby prohibiting any oral or undisclosed side agreements, and that such documentation be contemporaneously prepared and executed and centrally maintained and organized.

•	Board Membership Changes. In addition to the previous appointments of the new CEO and new COO to the Board, in November 2005, the Board elected Fernando Rodriguez-Amaro as a new independent director to serve as an additional audit committee financial expert, and thereafter appointed him Chairman of the Audit Committee as of January 1, 2006. Also, in the first quarter of 2006, the Board appointed Jose Menendez Cortada as the Lead Independent Director of the Board.

•	Corporate Governance Review. During the first quarter of 2006, with the assistance of outside consultants and outside counsel, the Corporate Governance Committee of the Board re-evaluated the Corporation’s corporate governance policies and made recommendation to the full Board for changes. These changes were implemented and are expected to result in a continued and clearer understanding of the responsibilities and duties of the Board and its committees and in alignment of those responsibilities with the industry’s best practices.

•	Ethical training of employees and directors. During the third quarter of 2006, the Corporation completed the offering of the corporate compliance seminars to every employee and director of the Corporation. Through the corporate compliance training program, the Corporation is emphasizing the importance of compliance with the Corporation’s policies and procedures and control systems, including the new policy regarding full and complete documentation of agreements and prohibiting oral and side agreements, the Corporation’s Code of Ethics and Code of Conduct, the Corporation’s various legal compliance programs, and the availability of mechanism to report possible unethical behavior, such as the Audit Committee’s whistleblower hotline.

•	Procedures Relating to Concerns about Senior Management’s Conduct. During 2006, the Board and the Audit Committee revised their respective procedures to emphasize more clearly the requirement that the Board or the Audit Committee be notified whenever any concerns arise regarding the conduct of senior management, including allegations of possible fraud, self-dealing or any other inappropriate conduct. In addition, when the Corporation appointed a new General Counsel, it specified that the General Counsel will report to the CEO in contrast to the former General Counsel who reported to the former CFO.

Overall Accounting Resources and Expertise. The Corporation has recruited additional staff to strengthen its accounting, internal control, financial reporting, and internal audit functions. Further, the Corporation has appointed a senior management executive as the Chief Accounting Officer with primary responsibility for the development and implementation of the Corporation’s accounting policies and practices and to review and monitor critical accounts and transactions to ensure that they are managed in accordance with such policies and practices, generally accepted accounting principles in the United States and applicable regulatory requirements.

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