Form 10-Q
period 2007-03-31
FIRST BANCORP /PR/
filed 2007-09-24
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 0-17224
FIRST BANCORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0561882
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1519 Ponce de León Avenue, Stop 23
Santurce, Puerto Rico	00908
(Address of principal executive offices)	(Zip Code)
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
Common stock: 92,504,056 outstanding as of August 31, 2007.

FIRST BANCORP.
INDEX PAGE

EXPLANATORY NOTE
     First BanCorp ( the “Corporation” or “First BanCorp”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the interim period ended March 31, 2007 as a result of the delay in completing the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of an amendment of First BanCorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Corporation’s subsequent reports. For information regarding the restatement of First BanCorp’s previously issued financial statements, see the Corporation’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, which was filed with the SEC on September 26, 2006.
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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks associated with the Corporation’s inability to prepare and timely submit SEC and other regulatory filings;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that economically hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes;

•	risks arising from worsening economic conditions in Puerto Rico and in the South Florida market;

•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the condo conversion loans in its Miami Agency;

•	increases in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with changes to the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	risks associated with the failure to obtain a final order from the District Court of Puerto Rico approving the settlement of the class-action lawsuit brought against the Corporation;

•	the impact of Doral Financial Corporation and R&G Financial Corporation’s financial condition on the repayment of their outstanding secured loan to the Corporation;

•	risks associated with being subject to the cease and desist orders;

•	the Corporation’s ability to issue brokered certificates of deposit and the ability to fund operations;

•	downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
     The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in First BanCorp’s 2006 Annual Report on Form 10-K and under Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$132,665,435	$112,340,615

Money market instruments	397,720,352	377,296,017
Federal funds sold and securities purchased under agreements to resell	38,432,597	42,051,281
Time deposits with other financial institutions	40,660,728	37,123,111

Total money market investments	476,813,677	456,470,409

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,212,754,083	1,373,466,630
Other investment securities	615,737,650	326,956,340

Total investment securities available for sale	1,828,491,733	1,700,422,970

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,243,140,343	2,661,088,022
Other investment securities	942,869,427	686,042,717

Total investment securities held to maturity, fair value of $3,115,162,000 (2006 - $3,256,965,610)	3,186,009,770	3,347,130,739

Other equity securities	41,592,385	40,159,185

Loans, net of allowance for loan and lease losses of $161,418,789 (December 31, 2006 - $158,295,662)	10,936,420,088	11,070,446,401
Loans held for sale, at lower of cost or market	26,587,074	35,238,127

Total loans, net	10,963,007,162	11,105,684,528

Premises and equipment, net	156,750,970	155,661,727
Other real estate owned	3,109,631	2,869,713
Accrued interest receivable on loans and investments	103,064,633	112,505,003
Due from customers on acceptances	948,651	149,716
Other assets	302,490,577	356,861,273

Total assets	$17,194,944,624	$17,390,255,878

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$711,202,952	$790,985,153
Interest-bearing deposits (includes $4,334,033,255 measured at fair value as of March 31, 2007)	10,567,541,939	10,213,302,047
Federal funds purchased and securities sold under agreements to repurchase	3,163,303,500	3,687,724,000
Advances from the Federal Home Loan Bank (FHLB)	590,000,000	560,000,000
Notes payable (includes $14,918,185 measured at fair value as of March 31, 2007)	182,635,713	182,827,572
Other borrowings	231,743,418	231,719,406
Bank acceptances outstanding	948,651	149,716
Accounts payable and other liabilities	418,802,829	493,994,798

Total liabilities	15,866,179,002	16,160,702,692

Commitments and contingencies (Note 16)

Stockholders’ equity:

Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	550,100,000

Common stock, $1 par value, authorized 250,000,000 shares; issued 93,151,856 shares	93,151,856	93,151,856
Less: Treasury stock (at par value)	(9,897,800)	(9,897,800)

Common stock outstanding	83,254,056	83,254,056

Additional paid-in capital	25,604,944	22,756,994
Legal surplus	276,847,825	276,847,825
Retained earnings	422,860,042	326,761,462
Accumulated other comprehensive loss, net of tax benefit of $196,577 (December 31, 2006 - $221,389)	(29,901,245)	(30,167,151)

Total stockholders’ equity	1,328,765,622	1,229,553,186

Total liabilities and stockholders’ equity	$17,194,944,624	$17,390,255,878

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2007	2006
Interest income:
Loans	$225,638,691	$246,089,307
Investment securities	67,671,721	71,640,717
Money market investments	5,274,070	9,974,864

Total interest income	298,584,482	327,704,888

Interest expense:
Deposits (Note 10)	124,089,525	186,838,073
Federal funds purchased and repurchase agreements	41,770,029	53,565,529
Advances from FHLB	8,197,241	4,177,732
Notes payable and other borrowings	7,092,915	10,304,945

Total interest expense	181,149,710	254,886,279

Net interest income	117,434,772	72,818,609

Provision for loan and lease losses	24,914,468	19,375,887

Net interest income after provision for loan and lease losses	92,520,304	53,442,722

Non-interest income:
Other service charges on loans	1,791,092	1,486,270
Service charges on deposit accounts	3,191,092	3,277,029
Mortgage banking activities gain (loss)	762,071	(574,847)
Net loss on investments and impairments	(2,158,691)	(708,768)
Net gain on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	2,497,166	—
Rental income	663,496	773,290
Gain on sale of credit card portfolio	2,818,972	—
Other operating income	6,257,122	6,335,216

Total non-interest income	15,822,320	10,588,190

Non-interest expenses:
Employees’ compensation and benefits	36,372,390	34,124,921
Occupancy and equipment	14,382,408	12,706,090
Business promotion	4,930,468	3,774,060
Professional fees	6,396,518	7,392,966
Taxes, other than income taxes	3,581,335	2,555,269
Insurance and supervisory fees	1,691,740	1,701,012
Other operating expenses	12,008,867	9,483,337

Total non-interest expenses	79,363,726	71,737,655

Income (loss) before income tax	28,978,898	(7,706,743)
Income tax (provision) benefit	(6,146,913)	11,569,985

Net income	$22,831,985	$3,863,242

Net income (loss) attributable to common stockholders	$12,762,986	$(6,205,757)

Net income (loss) per common share:
Basic	$0.15	$(0.08)

Diluted	$0.15	$(0.08)

Dividends declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$22,831,985	$3,863,242

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,361,547	4,112,001
Amortization of core deposit intangible	842,695	932,041
Provision for loan and lease losses	24,914,468	19,375,887
Deferred income tax benefit	(2,314,827)	(28,644,913)
Stock-based compensation recognized	2,847,950	4,892,360
Loss (gain) on sale of investments, net	732,301	(1,424,484)
Other-than-temporary impairments on available-for-sale securities	1,426,390	2,133,252
Derivative instruments and hedging activities gain (loss)	(3,230,098)	64,737,546
Net (gain) loss on sale of loans and impairments	(599,730)	677,005
Net gain on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	(2,497,166)	—
Net amortization of premiums and discounts and deferred net loan fees and costs	(240,025)	(1,014,516)
Amortization of broker placement fees	2,165,180	3,956,091
Accretion of basis adjustments on fair value hedges	(115,035)	—
Net accretion of discounts and premiums on investment securities	(9,662,676)	(9,528,614)
Gain on sale of credit card portfolio	(2,818,972)	—
Increase in accrued income tax payable	7,725,088	14,299,995
Decrease (increase) in accrued interest receivable	9,310,770	(46,239)
(Decrease) increase in accrued interest payable	(30,684,527)	4,500,098
Decrease (increase) in other assets	4,066,456	(5,088,301)
Decrease in other liabilities	(3,370,913)	(3,331,116)

Total adjustments	2,858,876	70,538,093

Net cash provided by operating activities	25,690,861	74,401,335

Cash flows from investing activities:
Principal collected on loans	857,281,296	892,646,456
Loans originated	(924,916,547)	(1,336,279,411)
Purchase of loans	(49,835,659)	(58,803,859)
Proceeds from sale of loans	46,301,386	17,502,647
Proceeds from sale of repossessed assets	13,872,963	10,136,316
Purchase of servicing assets	(377,974)	(147,754)
Proceeds from sale of available for sale securities	3,125,310	12,670,690
Purchase of securities held to maturity	(39,387,733)	(144,226,030)
Purchase of securities available for sale	—	(11,975,700)
Principal repayments and maturities of securities held to maturity	210,072,213	203,391,488
Principal repayments of securities available for sale	49,412,753	55,367,989
Additions to premises and equipment	(5,450,790)	(6,947,568)
(Increase) decrease in other equity securities	(1,433,200)	12,096,100

Net cash provided by (used in) investing activities	158,664,018	(354,568,636)

Cash flows from financing activities:
Net increase in deposits	366,630,490	885,705,546
Net decrease in federal funds purchased and securities sold under repurchase agreements	(524,420,500)	(32,216,500)
Net FHLB advances taken (paid)	30,000,000	(278,000,000)
Dividends paid	(15,896,781)	(15,875,780)
Exercise of stock options	—	19,756,484

Net cash (used in) provided by financing activities	(143,686,791)	579,369,750

Net increase in cash and cash equivalents	40,668,088	299,202,449
Cash and cash equivalents at beginning of period	568,811,024	1,380,640,086

Cash and cash equivalents at end of period	$609,479,112	$1,679,842,535

Cash and cash equivalents include:
Cash and due from banks	$132,665,435	$134,396,167
Money market instruments	476,813,677	1,545,446,368

	$609,479,112	$1,679,842,535

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on borrowings	$210,318,801	$181,142,699
Income taxes	479,616	5,624,000
Non-cash investing and financing activities:
Additions to other real estate owned	$995,508	$1,107,755
Additions to auto repossessions	29,811,648	24,954,864
Capitalization of servicing assets	301,850	36,491
Recharacterization of secured commercial loans as securities collateralized by loans	183,829,925	—
The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended
	March 31, 2007	March 31, 2006
Preferred Stock	$550,100,000	$550,100,000

Common Stock Outstanding:
Balance at beginning of period	83,254,056	80,875,056
Common stock issued under stock option plan	—	2,379,000

Balance at end of period	83,254,056	83,254,056

Additional Paid-In-Capital:
Balance at beginning of period	22,756,994	—
Shares issued under stock option plan	—	17,377,484
Stock-based compensation recognized	2,847,950	4,892,360

Balance at end of period	25,604,944	22,269,844

Legal Surplus	276,847,825	265,844,192

Retained Earnings:
Balance at beginning of period	326,761,462	316,696,971
Net income	22,831,985	3,863,242
Cash dividends declared on common stock	(5,827,782)	(5,806,781)
Cash dividends declared on preferred stock	(10,068,999)	(10,068,999)
Cumulative adjustment for accounting change (adoption of FIN 48)	(2,614,795)	—
Cumulative adjustment for accounting change (adoption of SFAS No. 159)	91,778,171	—

Balance at end of period	422,860,042	304,684,433

Accumulated Other Comprehensive Loss, net of tax
Balance at beginning of period	(30,167,151)	(15,675,284)
Other comprehensive income (loss), net of tax	265,906	(30,816,013)

Balance at end of period	(29,901,245)	(46,491,297)

Total stockholders’ equity	$1,328,765,622	$1,179,661,228

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2007	2006
Net income	$22,831,985	$3,863,242

Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding loss arising during the period	(1,867,973)	(31,795,285)
Less: Reclassification adjustments for net loss and other than temporary impairments included in net income	2,158,691	708,768
Income tax (expense) benefit related to items of other comprehensive income	(24,812)	270,504

Other comprehensive income (loss) for the period, net of tax	265,906	(30,816,013)

Total comprehensive income (loss)	$23,097,891	$(26,952,771)

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Annual Audited Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2006, included in the Corporation’s 2006 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The results of operations for the quarter ended on March 31, 2007, are not necessarily indicative of the results to be expected for the entire year.
Recently issued accounting pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This Statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Corporation adopted SFAS 159 and SFAS 157 effective January 1, 2007. The Corporation decided to early adopt SFAS 159 for the callable brokered certificates of deposit (“CDs”) and a portion of the callable fixed medium-term notes, both of which were hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in determining to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     Upon adoption of SFAS 159, the Corporation selected the fair value measurement for approximately $4.4 billion, or 63%, of the brokered CDs portfolio and approximately $15.4 million, or 9%, of the medium-term notes portfolio (“SFAS 159 liabilities”). Interest rate risk on the brokered CDs and medium-term notes chosen for the fair value measurement option will continue to be economically hedged through callable interest rate swaps with the same terms and conditions. The cumulative after-tax effect on the opening balance of retained earnings from adopting these standards was an approximate increase of $91.8 million. Under SFAS 159, this one-time credit was not recognized in current earnings.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159, the Corporation will no longer amortize or accrete the basis adjustment for the SFAS 159 liabilities. The basis adjustment amortization or accretion is the reversal of the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized the basis adjustment and the changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. SFAS 159 also establish that the accrued interest should be reported as part of the fair value of the financial instruments elected to be measured at fair value. The impact of the derecognition of the basis adjustment and the unamortized placement fees as of January 1, 2007 results in a cumulative after-tax reduction to retained earnings of approximately $23.9 million. This negative charge was included in the total cumulative after-tax increase to retained earnings of $91.8 million that resulted with the adoption of SFAS 157 and SFAS 159.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for periods beginning after November 15, 2007. Effective January 1, 2007, the Corporation elected to early adopt this Statement. For further details and for the effect on the Corporation’s financial condition and results of operations upon adoption of SFAS 157 and SFAS 159, refer to Note 14 to these interim unaudited consolidated financial statements.
     In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007. Refer to Note 13 to these interim unaudited consolidated financial statements for required disclosures and further information on the impact of the adoption of this accounting pronouncement.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS 140. This Statement allows servicing assets and servicing liabilities to be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. This Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement in 2007 did not have a material effect on the Corporation’s financial condition and results of operations, as the Corporation continues to utilize the amortization method.
     On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which amends FASB interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (FIN 39)”. FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, although early application is permitted. The Corporation is currently evaluating the effect, if any, of the adoption of FSP FIN 39-1 on its Financial Statements, commencing on January 1, 2008.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings (loss) per common share for the quarters ended on March 31, 2007 and 2006 are as follows:

	Quarter Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
Net Income:
Net income	$22,832	$3,863
Less: Preferred stock dividend	(10,069)	(10,069)

Net income (loss) available to common stockholders	$12,763	$(6,206)

Weighted-Average Shares:
Basic weighted-average common shares outstanding	83,254	81,556
Average potential common shares	385	—

Diluted weighted-average number of common shares outstanding	83,639	81,556

Earnings (Loss) per common share:
Basic	$0.15	$(0.08)

Diluted	$0.15	$(0.08)

     Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter ended on March 31, 2007, a total of 2,054,600 stock options were not included in the computation of outstanding shares because they were antidilutive. As of March 31, 2006, there were 3,043,410 outstanding stock options that were excluded from the computation of diluted earnings per common share because the Corporation reported a net loss available to common stockholders for such period.
3 — STOCK OPTION PLAN
     Since 1997, the Corporation has had a stock option plan (“the 1997 stock option plan”) covering certain employees. This plan allowed for the granting of up to 8,696,112 purchase options on shares of the Corporation’s common stock to certain employees. According to the plan, the options granted cannot exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option is granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.

     Under the Corporation’s stock option plan, the Compensation Committee had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to the stock appreciation rights, the Optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered shall be cancelled by the Corporation and the shares subject to the option shall not be eligible for further grants under the option plan. The 1997 stock option plan expired in the first quarter of 2007.
     On January 1, 2006, the Corporation adopted SFAS 123R, “Share-Based Payment” using the “modified prospective” method. Using this method, and since all previously issued stock options were fully vested at the time of the adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (same as the prospective method). The compensation expense associated with stock options for the quarters ended March 31, 2007 and 2006 was approximately $2.8 million and $4.9 million, respectively. All employee stock options granted during 2007 and 2006 were fully vested at the time of grant.
     The activity of stock options during the first quarter of 2007 is set forth below:

	Quarter Ended
	March 31, 2007
			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining Contractual	Intrinsic Value
	options	Exercise Price	Term (Years)	(In thousands)
Beginning of period	3,024,410	$13.95
Options granted	1,170,000	9.20

End of period outstanding and exercisable	4,194,410	$12.63	7.6	$9,967

     The fair value of options granted in 2007 and 2006, that was estimated using the Black-Scholes option pricing, and the assumptions used are as follows:

	2007	2006
Weighted-average stock price at grant date and exercise price	$9.20	$12.68
Stock option estimated fair value	$2.40-$2.45	$4.56-$4.60
Weighted-average estimated fair value	$2.43	$4.57
Expected stock option term (years)	4.31-4.59	4.22-4.31
Expected volatility	32%	46%
Expected dividend yield	3.0%	2.2%
Risk-free interest rate	5.1%	4.7% - 5.0%
     The Corporation uses empirical research data to estimate option exercises and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on the historical implied volatility of the Corporation’s common stock at each grant date. The dividend yield is based on the historical 12-month dividend yield observable at each grant date. The risk-free rate for the periods is based on historical zero coupon curves obtained from Bloomberg L.P. at the time of grant based on the option expected term.
     No stock options were exercised during the first quarter of 2007. The total intrinsic value of options exercised during the first quarter of 2006 was approximately $10.0 million. Cash proceeds from options exercised during the first quarter of 2006 amounted to approximately $19.8 million.

4 — INVESTMENT SECURITIES
Investment Securities Available for Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007					December 31, 2006
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government sponsored agencies:
After 5 to 10 years	$401,706	$11	$9,602	$392,115	4.30	$402,542	$6	$11,820	$390,728	4.31
After 10 years	12,984	—	68	12,916	6.16	12,984	—	120	12,864	6.16
Puerto Rico Government obligations:
After 1 to 5 years	5,190	147	—	5,337	6.23	4,635	126	—	4,761	6.18
After 5 to 10 years	15,513	211	467	15,257	4.85	15,534	219	508	15,245	4.86
After 10 years	4,938	72	177	4,833	5.86	5,376	98	178	5,296	5.88

United States and Puerto Rico Government obligations	440,331	441	10,314	430,458	4.42	441,071	449	12,626	428,894	4.43

Mortgage-backed securities:
FHLMC certificates:
Within 1 year	60	—	—	60	5.81	82	—	—	82	5.99
After 1 to 5 years	1,348	30	—	1,378	6.89	1,666	36	—	1,702	6.98
After 10 years	5,688	59	116	5,631	5.62	5,846	55	110	5,791	5.61

	7,096	89	116	7,069	5.86	7,594	91	110	7,575	5.92

GNMA certificates:
After 1 to 5 years	774	9	—	783	6.46	866	10	—	876	6.44
After 5 to 10 years	781	4	1	784	5.50	795	3	3	795	5.53
After 10 years	367,610	481	6,524	361,567	5.23	379,363	470	7,136	372,697	5.26

	369,165	494	6,525	363,134	5.23	381,024	483	7,139	374,368	5.26

FNMA certificates:
After 1 to 5 years	71	—	—	71	7.24	90	—	—	90	7.34
After 5 to 10 years	33,088	12	464	32,636	4.81	18,040	10	305	17,745	4.87
After 10 years	815,732	807	9,061	807,478	5.19	864,508	673	11,476	853,705	5.18

	848,891	819	9,525	840,185	5.18	882,638	683	11,781	871,540	5.17

Mortgage pass-through certificates:
After 10 years	180,274	3	3,491	176,786	5.93	367	3	—	370	7.28

Mortgage-backed securities	1,405,426	1,405	19,657	1,387,174	5.29	1,271,623	1,260	19,030	1,253,853	5.21

Corporate bonds:
After 5 to 10 years	1,300	—	91	1,209	7.70	1,300	—	83	1,217	7.70
After 10 years	4,411	—	725	3,686	7.97	4,412	—	668	3,744	7.97

Corporate bonds	5,711	—	816	4,895	7.91	5,712	—	751	4,961	7.91

Equity securities (without contractual maturity)	7,122	—	1,157	5,965	0.03	12,406	452	143	12,715	3.70

Total investment securities available for sale	$1,858,590	$1,846	$31,944	$1,828,492	5.07	$1,730,812	$2,161	$32,550	$1,700,423	5.01

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
     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2007 and December 31, 2006:

	As of March 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Obligations of U.S. Government sponsored agencies	$—	$—	$399,058	$9,670	$399,058	$9,670
Puerto Rico Government obligations	75	—	13,516	644	13,591	644
Mortgage-backed securities
FHLMC	105	—	3,771	116	3,876	116
GNMA	—	—	343,245	6,525	343,245	6,525
FNMA	92,645	503	719,351	9,022	811,996	9,525
Mortgage pass-through certificates	176,424	3,491	—	—	176,424	3,491
Corporate bonds	—	—	4,895	816	4,895	816
Equity securities	1,660	112	1,394	1,045	3,054	1,157

	$270,909	$4,106	$1,485,230	$27,838	$1,756,139	$31,944

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Obligations of U.S. Government sponsored agencies	$21,802	$146	$381,790	$11,794	$403,592	$11,940
Puerto Rico Government obligations	—	—	13,474	686	13,474	686
Mortgage-backed securities
FHLMC	30	—	3,903	110	3,933	110
GNMA	354,073	7,139	—	—	354,073	7,139
FNMA	376,813	4,719	465,606	7,062	842,419	11,781
Corporate bonds	—	—	4,961	751	4,961	751
Equity securities	1,629	143	—	—	1,629	143

	$754,347	$12,147	$869,734	$20,403	$1,624,081	$32,550

     The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and (ii) U.S. Treasury and agencies securities. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. government. Principal and interest on these securities are therefore deemed recoverable. The Corporation’s policy is to review its investment portfolio for possible other-than-temporary impairment, at least quarterly. At March 31, 2007, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary.
     During the first quarter of 2007 and 2006, the Corporation recorded other-than-temporary impairments of approximately $1.4 million and $2.1 million, respectively, on certain equity securities held in its investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value at the date of the analyses and reflected in earnings as a realized loss.

     Total proceeds from the sale of securities available for sale during the quarter ended March 31, 2007 amounted to approximately $3.1 million (2006 — $12.7 million). The Corporation realized gross gains of approximately $0.2 million and gross losses of approximately $0.9 million for the first quarter of 2007 (2006 – approximately $1.6 million in gross realized gains and $0.2 million in gross realized losses).
Investment Securities Held to Maturity
          The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007					December 31, 2006
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$59,697	$9	$—	$59,706	5.07	$158,402	$44	$—	$158,446	4.97

Obligations of other U.S. Government sponsored agencies:
Due within 1 year	—	—	—	—	—	24,695	5	—	24,700	5.25
After 10 years	2,083,587	—	39,700	2,043,887	5.83	2,074,943	—	53,668	2,021,275	5.83
Puerto Rico Government obligations:
After 5 to 10 years	16,859	552	113	17,298	5.84	16,716	553	115	17,154	5.84
After 10 years	15,000	58	—	15,058	5.50	15,000	53	—	15,053	5.50

United States and Puerto Rico Government obligations	2,175,143	619	39,813	2,135,949	5.81	2,289,756	655	53,783	2,236,628	5.76

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	13,934	—	437	13,497	3.44	15,438	—	577	14,861	3.61

FNMA certificates:
After 5 to 10 years	13,301	—	392	12,909	3.80	14,234	—	484	13,750	3.80
After 10 years	981,632	18	30,840	950,810	4.40	1,025,703	48	36,064	989,687	4.40

Mortgage-backed securities	1,008,867	18	31,669	977,216	4.38	1,055,375	48	37,125	1,018,298	4.38

Corporate bonds:
After 10 years	2,000	—	3	1,997	5.80	2,000	40	—	2,040	5.80

Total investment securities held to maturity	$3,186,010	$637	$71,485	$3,115,162	5.35	$3,347,131	$743	$90,908	$3,256,966	5.33

          Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
          The following tables show the Corporation’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006.

	As of March 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
Other U.S. Government sponsored agencies	$—	$—	$2,043,887	$39,700	$2,043,887	$39,700
Puerto Rico Government obligations	4,032	113	—	—	4,032	113
Mortgage-backed securities
FHLMC	—	—	13,497	437	13,497	437
FNMA	24,463	960	935,958	30,272	960,421	31,232
Other investments	1,997	3	—	—	1,997	3

	$30,492	$1,076	$2,993,342	$70,409	$3,023,834	$71,485

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
Other U.S. Government sponsored agencies	$—	$—	$2,021,275	$53,668	$2,021,275	$53,668
Puerto Rico Government obligations	—	—	3,978	115	3,978	115
Mortgage-backed securities
FHLMC	—	—	14,861	577	14,861	577
FNMA	24,589	1,020	975,510	35,528	1,000,099	36,548

	$24,589	$1,020	$3,015,624	$89,888	$3,040,213	$90,908

          Held-to-maturity securities in an unrealized loss position at March 31, 2007 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. The unrealized losses in the held-to-maturity portfolio at March 31, 2007 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary.
5 – OTHER EQUITY SECURITIES
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
          As of March 31, 2007 and December 31, 2006, the Corporation had investments in FHLB stock with a book value of $39.9 million and $38.4 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
          The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2007 and December 31, 2006 was $1.7 million.

6 – LOAN PORTFOLIO
          The following is a detail of the loan portfolio:

	March 31,	December 31,
	2007	2006
	(In thousands)
Residential real estate loans, mainly secured by first mortgages	$2,826,626	$2,737,392

Commercial loans:
Construction loans	1,454,715	1,511,608
Commercial mortgage loans	1,286,425	1,215,040
Commercial loans	2,730,122	2,698,141
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	679,720	932,013

Commercial loans	6,150,982	6,356,802

Finance leases	377,900	361,631

Consumer loans	1,742,331	1,772,917

Loans receivable	11,097,839	11,228,742
Allowance for loan and lease losses	(161,419)	(158,296)

Loans receivable, net	10,936,420	11,070,446
Loans held for sale	26,587	35,238

Total loans	$10,963,007	$11,105,684

          The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, First Bank Puerto Rico (“First Bank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio of $11.1 billion as of March 31, 2007, approximately 78% have credit risk concentration in Puerto Rico, 14% in the United States and 8% in the Virgin Islands.
          In February 2007, the Corporation entered into various agreements with R&G Financial Corporation (“R&G Financial”) relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial’s Puerto Rico banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of approximately $271 million was re-documented as a secured loan from the Corporation to R&G Financial. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans, that were originally sold through five grantor trusts. The modifications to the original agreements allowed the Corporation to treat these transactions as “true sales” for accounting and legal purposes and the recharacterization of certain secured commercial loans as securities collateralized by loans. The agreements enabled First BanCorp to fulfill the remaining requirement of the Consent Order signed with banking regulators relating to the mortgage-related transactions with R&G Financial that First BanCorp accounted for as commercial loans secured by the mortgage loans and pass-through trust certificates.
          As part of the agreements entered with R&G Financial, the Corporation recognized a net gain of $2.5 million as a result of the differential between the carrying value of the loans, the net payment received and the fair value of securities obtained from R&G Financial.

7 – ALLOWANCE FOR LOAN AND LEASE LOSSES
          The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended
	March 31,
	2007	2006
	(In thousands)
Balance at beginning of period	$158,296	$147,999
Provision for loan and lease losses	24,914	19,376
Charge-offs	(23,177)	(16,449)
Recoveries	1,386	1,670

Balance at end of period	$161,419	$152,596

          The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance is for with respect to which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. At March 31, 2007 and December 31, 2006, impaired loans had a related allowance as follows:

	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Impaired loans	$62,281	$63,022
Allowance for impaired loans	8,615	9,989
          Interest income in the amount of approximately $0.8 million and $1.2 million was recognized on impaired loans for the quarters ended March 31, 2007 and 2006, respectively.
8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
          The Corporation designates a derivative as either a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As part of the interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under the interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps and unrealized gains and losses arising from changes in fair value are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being hedged. As of March 31, 2007, all derivatives held by the Corporation were considered economic undesignated hedges.
          Effective January 1, 2007, the Corporation adopted SFAS 159 for its callable brokered CDs and a portion of its callable fixed medium-term notes that were hedged with interest rate swaps. Prior to the implementation of SFAS 159, the Corporation had been following the long-haul method of accounting under SFAS 133, which was adopted on April 3, 2006, for its portfolio of callable interest rate swaps, callable, brokered CDs and callable notes. Interest rate risk on the callable brokered CDs and medium-term notes elected for fair value option under SFAS 159 continues to be economically hedged with callable interest rate swaps.
          In addition, effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting under SFAS 133 for interest rate swaps that hedge its $150 million medium-term note (“the $150 million medium-term note”). The Corporation’s decision was based on the determination that the interest rate swaps were not longer effective in offsetting the changes in the fair value of the $150 million medium-term note. After the discontinuance of hedge accounting, the basis adjustment which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, is being amortized or accreted over the remaining life of the liability as a yield adjustment. The $150 million medium-term note was redeemed prior to its maturity during the second quarter of 2007.
          The following table summarizes the notional amounts of all derivative instruments as of March 31, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,676	$80,720
Receive fixed versus pay floating	4,777,161	4,802,370
Embedded written options	13,515	13,515
Purchased options	13,515	13,515
Written interest rate cap agreements	128,090	125,200
Purchased interest rate cap agreements	315,817	330,607

	$5,328,774	$5,365,927

          The following table summarizes the notional amounts of all derivatives by the Corporation’s designation as of March 31, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit, notes payable and loans	$4,857,837	$336,473
Embedded options on stock index deposits	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	13,515	13,515
Written interest rate cap agreements	128,090	125,200
Purchased interest rate cap agreements	315,817	330,607

Total derivatives not designated as hedges	$5,328,774	$819,310

Designated hedges:
Fair value hedges:
Interest rate swaps used to hedge fixed-rate certificates of deposit	$—	$4,381,175
Interest rate swaps used to hedge fixed- and step-rate notes payable	—	165,442

Total fair value hedges	$—	$4,546,617

Total	$5,328,774	$5,365,927

          At March 31, 2007, derivatives not designated or not qualifying for hedge accounting with a positive fair value of $15.4 million (December 31, 2006 — $16.2 million) and a negative fair value of $123.3 million (December 31, 2006 — $16.3 million) were recorded as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, in the Consolidated Statements of Financial Condition.
          At December 31, 2006, derivatives qualifying for fair value hedge accounting with a negative fair value of $126.7 million were recorded as part of “Accounts payable and other liabilities” in the Consolidated Statements of Financial Condition.
          The majority of the Corporation’s derivative instruments represent interest rate swaps that mainly convert long-term fixed-rate brokered CDs to a floating-rate. A summary of the types of swaps used at March 31, 2007 and December 31, 2006 follows:

	As of	As of
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$80,676	$80,720
Weighted average receive rate at period end	7.25%	7.38%
Weighted average pay rate at period end	6.75%	6.37%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$4,777,161	$4,802,370
Weighted average receive rate at period end	5.18%	5.16%
Weighted average pay rate at period end	5.40%	5.42%
Floating rates range from 5 basis points under to 20 basis points over 3-month LIBOR
          Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (e.g., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.
          Interest rate caps are option-like contracts that require the writer, i.e., the seller, to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate, applied to a notional principal amount.
          To satisfy the needs of its customers, the Corporation may enter into non-hedging transactions. On these transactions, generally, the Corporation participates as a buyer in one of the agreements and as the seller in the other agreement under the same terms and conditions.
          In addition, the Corporation enters into certain contracts with embedded derivatives that do not require separate accounting as these are clearly and closely related to the economic characteristics of the host contract. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

9 – GOODWILL AND OTHER INTANGIBLES
          Goodwill at March 31, 2007 amounted to $28.1 million (December 31, 2006 — $28.7 million), recognized as part of Other Assets, resulting primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2007 and 2006.
          At March 31, 2007, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $15.8 million, respectively, recognized as part of Other Assets in the Consolidated Statements of Financial Condition (December 31, 2006 — $41.2 million and $15.0 million, respectively). During the quarters ended March 31, 2007 and 2006, the amortization expense of core deposits amounted to $0.8 million and $0.9 million, respectively.
10 – DEPOSITS
          The following table summarizes deposit balances:

	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Non-interest bearing checking account deposits	$711,203	$790,985
Saving accounts	978,036	984,332
Interest-bearing checking accounts	439,897	433,278
Certificates of deposit	1,599,381	1,696,213
Brokered certificates of deposit (includes $4,334,033 measured at fair value as of March 31, 2007)	7,550,228	7,099,479

	$11,278,745	$11,004,287

          The interest expense on deposits includes the valuation to market of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees and changes in fair value on callable brokered CDs elected for fair value option under SFAS 159 (“SFAS 159 brokered CDs”).
          The following are the components of interest expense on deposits:

	Quarter ended March 31,
	2007	2006
	(In thousands)
Interest expense on deposits	$122,364	$117,252
Amortization of broker placement fees (1)	2,144	3,949

Interest expense on deposits excluding net unrealized (gain) loss on derivatives (undesignated hedges) and SFAS 159 brokered CDs	124,508	121,201
Net unrealized (gain) loss on derivatives (undesignated hedges) and SFAS 159 brokered CDs	(418)	65,637

Total interest expense on deposits	$124,090	$186,838

(1)	For 2007 the amortization of broker placement fees is related to brokered CDs not elected for the fair value option under SFAS 159.
          Total interest expense on deposits includes interest exchanged on interest rate swaps that economically hedge brokered CDs that for the quarter ended March 31, 2007 amounted to net interest incurred of $3.8 million (net interest realized of $3.5 million for the quarter ended March 31, 2006).
11 – NOTES PAYABLE
          Notes payable consists of:

	March 31,	December 31,
	2007	2006
	(In thousands)
Callable fixed-rate notes, bearing interest at 6.00%, maturing on October 1, 2024	$151,460	$151,554

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% maturing on October 18, 2019, measured at fair value under SFAS 159 as of March 31, 2007	14,918	15,616

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	7,840	7,525

Series B maturing on May 27, 2011	8,418	8,133

	$182,636	$182,828

12 – OTHER BORROWINGS
          Other borrowings consist of:

	March 31,	December 31,
	2007	2006
	(In thousands)
Junior subordinated floating rate debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (8.10% at March 31, 2007 and 8.11% at December 31, 2006)	$102,877	$102,853

Junior subordinated floating rate debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (7.85% at March 31, 2007 and 7.87% at December 31, 2006)	128,866	128,866

	$231,743	$231,719

13 – INCOME TAXES
          Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S.Virgin Islands taxes on its income from sources within this jurisdiction. Any such tax paid is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
          Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%, except that in years 2005 and 2006, an additional transitory tax rate of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved a transitory tax rate of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. On May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act as amended, such as First Bank, which raised the maximum statutory tax rate to 43.5% for taxable years that commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate is 39%. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
          The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and doing business through international banking entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds predetermined percentages of the bank’s total net taxable income; this percentage is 20% of total net taxable income for taxable years commencing after July 1, 2005.

          For the quarter ended March 31, 2007, the Corporation recognized an income tax expense of $6.1 million compared to an income tax benefit of $11.6 million for the same period in 2006. The fluctuation in the provision for income taxes for the first quarter of 2007, as compared to the first quarter of 2006, was mainly due to a decrease in deferred income tax benefits resulting principally from unrealized gains on derivative instruments and the adoption of SFAS 159, partially offset by a decrease in the current income tax provision. During the first quarter of 2006, the Corporation reflected changes in the fair value of derivative instruments as non-hedging instruments through operations recording unrealized losses of $69.7 million for derivatives recorded as part of interest expense. The adoption of SFAS 159 reduced the accounting volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. With the adoption of SFAS 159, changes in the fair value of derivative instruments recorded as part of interest expense (an unrealized gain of $19.8 million) were partially offset by an unrealized loss on SFAS 159 liabilities of $19.3 million. For the first quarter of 2007, the Corporation recognized a deferred income tax benefit of $2.3 million compared to $28.6 million for the same period in 2006.
          The current provision for income taxes for the first quarter of 2007 amounted to $8.4 million compared to $17.1 million for the first quarter of 2006, a decrease of $8.7 million. The decrease in the current income tax provision for the first quarter of 2007 is mainly attributable to lower taxable income.
          The Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax assets will not be realized and thus, established a valuation allowance amounting to $6.0 million as of March 31, 2007, compared to a valuation allowance of $6.1 million as of December 31, 2006. As of March 31, 2007, the deferred tax asset, net of the valuation allowance, amounted to approximately $110.3 million compared to $162.1 million at December 31, 2006.
          The Corporation adopted FIN 48 as of January 1, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The adoption of FIN 48 reduced the beginning balance of retained earnings as of January 1, 2007 by $2.6 million. Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with FIN 48 and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”).
           As of January 1, 2007, the balance of the Corporation’s UTBs, amounted to $28.5 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of January 1, 2007, the Corporation’s accrual for interest that relate to tax uncertainties amounted to $6.3 million. As of January 1, 2007 there is no need to accrue for the payment of penalties. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Corporation does not anticipate any significant changes to its UTBs within the next 12 months.
          The Corporation’s liability for income taxes includes the liability for UTBs, and interest which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years; and for the Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

14 – FAIR VALUE
          As discussed in Note 1 — “Basis of Presentation and Significant Accounting Policies”, effective January 1, 2007, the Corporation adopted SFAS 157, which provides a framework for measuring fair value under GAAP.
          The Corporation also adopted SFAS 159 effective January 1, 2007. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The Corporation elected to adopt the fair value option for certain of its brokered CDs and medium-term notes on the adoption date. SFAS 159 requires that the difference between the carrying value before the election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.
          The following table summarizes the impact of adopting the fair value option for certain brokered CDs and medium-term notes on January 1, 2007. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of SFAS 159.

Transition Impact
	Ending Statement of	Net	Opening Statement of
	Financial Condition	Increase	Financial Condition
	as of December 31, 2006	in Retained Earnings	as of January 1, 2007
(In thousands)	(Prior to Adoption) (1)	upon Adoption	(After Adoption of Fair Value Option)

Callable brokered CDs	$(4,513,020)	$149,621	$(4,363,399)
Medium-term notes	(15,637)	840	(14,797)

Cumulative-effect adjustment (pre-tax)		150,461
Tax impact		(58,683)

Cumulative-effect adjustment (net of tax), increase to retained earnings		$91,778

(1)	Net of debt issue costs, placement fees and basis adjustment as of December 31, 2006.
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
          The Corporation elected to account at fair value certain financial liabilities which were hedged with interest rate swaps which were designated for fair value hedge accounting in accordance with SFAS 133. At March 31, 2007, these liabilities included callable brokered CDs with an aggregate fair value of $4.3 billion and principal balance of $4.4 billion recorded in interest-bearing deposits; and certain medium-term notes with a fair value of $14.9 million and principal balance of $15.4 million recorded in notes payable. Interest paid on these instruments continues to be recorded in interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs and medium-term notes elected for fair value option under SFAS 159 continue to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for other brokered CDs and the other callable medium-term note, the $150 million medium-term note, because these are not hedged by derivatives that qualified for hedge accounting in accordance with SFAS 133. Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting for interest rate swaps that hedge the $150 million medium-term note since the interest rate swaps were not longer effective in offsetting the changes in the fair value of the $150 million medium-term note. The Corporation redeemed the $150 million medium-term note during the second quarter of 2007.
          Callable brokered CDs and medium-term notes for which the Corporation has elected the fair value option are priced by valuation experts using observable market data in the institutional markets.

Fair Value Measurement
          SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g. callable brokered CDs and medium-term notes elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, for which the determination of fair value requires significant management judgment or estimation.
          The following is a description of the valuation methodologies used for instruments measured at fair value:
Callable Brokered CDs
          The fair value of brokered CDs, included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits.
Medium-Term Notes
          The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes that the Corporation has elected to measure at fair value amounted to $0.9 million for the quarter ended March 31, 2007. For the medium-term notes the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and the option.
Investment securities
          The fair value of investment securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair values is based upon externally developed models that use unobservable inputs due to the limited market activity of the instrument.
Derivative instruments
          The fair values of the derivative instruments were provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.
          Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	March 31, 2007
					Changes in Fair Values for the Quarter Ended
					March 31, 2007, for items Measured at Fair Value Pursuant
	Fair Value Measurements Using				to Election of the Fair Value Option
							Total
							Changes In
							Fair Values
							(Losses) Included
					(Losses) Included in	(Losses) Included in	in Current-
				Assets/ (Liabilities)	Interest Expense	Interest Expense	Period
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	on Deposits	on Notes Payable	Earnings (1)
Callable brokered CDs	$—	$(4,334,033)	$—	$(4,334,033)	$(75,177)	$—	$(75,177)
Medium-term notes	—	(14,918)	—	(14,918)	—	(315)	(315)
Securities available for sale (2)	415,892	1,235,814	176,786	1,828,492
Derivative instruments (3)	—	(117,510)	9,583	(107,927)

(1)	Changes in fair value for the three-month period ended March 31, 2007 include interest expense on callable brokered CDs and medium-term notes of $56.0 million and $0.2 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Income based on their contractual coupons.

(2)	Carried at fair value prior to the adoption of SFAS 159.

(3)	Derivatives at March 31, 2007 included derivative assets of $ 15.4 million and derivative liabilities of $123.3 million, all of which were carried at fair value prior to the adoption of SFAS 159.
          The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2007.

	Total Fair Value Measurements (Quarter ended March 31, 2007)
Level 3 Instruments Only
(In thousands)	Derivatives(1)	Securities Available For Sale(2)
Beginning balance	$10,288	$370
Total gains (losses) (realized/unrealized):
Included in earnings	(705)	—
Included in other comprehensive income	—	(3,491)
New instruments acquired	—	182,376
Principal repayment and amortization	—	(2,469)
Transfers in and/or out of Level 3	—	—

Ending balance	$9,583	$176,786

(1)	Amounts mostly related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain available for sale securities collateralized by loans acquired in the first quarter of 2007 as part of the recharacterization of certain secured commercial loans.
          The table below summarizes losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the quarter ended March 31, 2007.

	Total Losses
Level 3 Instruments Only
(In thousands)	Derivatives(1)	Securities Available For Sale
Classification of losses included in earnings for the quarter ended March 31, 2007 (2) :
Interest income on loans	$(295)	$—
Interest income on investment securities	(410)	—

	$(705)	$—

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	All losses included in current period earnings were unrealized losses.
          The table below summarizes changes in unrealized losses recorded in earnings for the quarter ended March 31, 2007 for Level 3 assets and liabilities that are still held at March 31, 2007.

	Changes in Unrealized Losses
Level 3 Instruments Only
(In thousands)	Derivatives(1)	Securities Available For Sale
Changes in unrealized losses relating to assets still held at reporting date for the quarter ended March 31, 2007:
Interest income on loans	$(295)	$—
Interest income on investment securities	(410)	—

	$(705)	$—

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.
          Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill). No valuation or impairment adjustment was recognized during the first quarter of 2007 for assets recognized at fair value on a non-recurring basis.

15 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. At March 31, 2007, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks or mortgage bankers. The Consumer (Retail) segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment loans funds to the Commercial and Corporate Banking; Mortgage Banking; and Consumer segments to finance their lending activities and borrows from those segments. The Consumer segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The Other category is mainly composed of insurance, finance leases and other products.
     The accounting policies of the business segments are the same as those described in Note 1 of the Corporation’s financial statements for the year ended December 31, 2006 contained in the Corporation’s annual report on Form 10-K.
     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
The following table presents information about the reportable segments (in thousands):

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
For the quarter ended March 31, 2007:
Interest income	$39,874	$47,132	$107,895	$72,204	$31,480	$298,585
Net (charge) credit for transfer of funds	(29,822)	27,959	(72,669)	80,477	(5,945)	—
Interest expense	—	(19,163)	—	(154,506)	(7,481)	(181,150)

Net interest income	10,052	55,928	35,226	(1,825)	18,054	117,435

Recovery (provision) for loan and lease losses	51	(15,596)	(5,907)	—	(3,462)	(24,914)
Other income (loss)	782	8,868	744	(2,019)	4,950	13,325
Net gain on partial extinguishment and recharacterization of secured commercial loan to a local financial institution	—	—	2,497	—	—	2,497
Direct operating expenses	(5,247)	(22,745)	(5,850)	(2,078)	(11,506)	(47,426)

Segment income	$5,638	$26,455	$26,710	$(5,922)	$8,036	$60,917

Average earnings assets	$2,459,305	$1,868,497	$5,490,294	$5,507,106	$1,267,459	$16,592,661

For the quarter ended March 31, 2006:
Interest income	$35,324	$49,973	$134,448	$80,956	$27,004	$327,705
Net (charge) credit for transfer of funds	(23,537)	25,071	(89,131)	92,026	(4,429)	—
Interest expense	—	(16,031)	—	(233,517)	(5,338)	(254,886)

Net interest income (loss)	11,787	59,013	45,317	(60,535)	17,237	72,819

Provision for loan and lease losses	(326)	(13,285)	(832)	—	(4,933)	(19,376)
Other (loss) income	(554)	5,836	918	(910)	5,298	10,588
Direct operating expenses	(3,585)	(21,413)	(5,239)	(1,856)	(10,481)	(42,574)

Segment income	$7,322	$30,151	$40,164	$(63,301)	$7,121	$21,457

Average earnings assets	$2,136,483	$1,936,044	$7,662,139	$6,391,152	$1,078,831	$19,204,649

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended
	March 31,
	2007	2006
Net income:
Total income for segments and other	$60,917	$21,457
Other operating expenses	(31,938)	(29,164)

Income (loss) before income taxes	28,979	(7,707)
Income tax (expense) benefit	(6,147)	11,570

Total consolidated net income	$22,832	$3,863

Average assets:
Total average earning assets for segments	$16,592,661	$19,204,649
Average non-earning assets	516,559	673,872

Total consolidated average assets	$17,109,220	$19,878,521

16 — COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell and purchase mortgage loans at fair value. As of March 31, 2007, commitments to extend credit amounted to approximately $1.9 billion and standby letters of credit amounted to approximately $100.0 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

     As of March 31, 2007, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations, except as described below.
     On August 7, 2007, First BanCorp announced that the SEC approved a final settlement with the Corporation, which resolves the previously disclosed SEC investigation of the Corporation’s accounting for the mortgage-related transactions with Doral Financial Corporation (“Doral”) and R&G Financial. The Corporation had announced on December 13, 2005 that management, with the concurrence of the Board of Directors, had determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. In August 2006, the Audit Committee completed its review and the Corporation filed the Amended 2004 Form 10-K with the SEC on September 26, 2006, the 2005 Form 10-K on February 9, 2007 and the 2006 Form 10-K on July 9, 2007.
     Under the settlement with the SEC, the Corporation agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. The Corporation also agreed to pay an $8.5 million civil penalty and the disgorgement of $1 to the SEC. The SEC may request that the civil penalty be subject to distribution pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. The monetary payment will have no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s previously filed audited Consolidated Financial Statements for 2005, the Corporation accrued $8.5 million in 2005 for the potential settlement with the SEC. In connection with the settlement, the Corporation consented to the entry of a final judgment to implement the terms of the agreement. The United States District Court for the Southern District of New York must consent to the entry of the final judgment in order to consummate the settlement.
     In 2007, the Corporation reached an agreement in principle and signed a memorandum of understanding with the lead plaintiff in a consolidated securities class action relating to accounting for the mortgage-related transactions named “In Re: First BanCorp Securities Litigations”. The agreement specified a payment of $74.25 million by the Corporation subject to the approval by the United States District Court for the District of Puerto Rico. On August 1, 2007, the District Court issued a “Preliminary Order” approving the stipulation of this settlement. The effectiveness of a final order to be issued by the Court is subject to:
•	The payment of $61 million to be deposited by First BanCorp in a settlement fund within fifteen calendar days of the date of issuance of the “Preliminary Order;” which was paid on August 16, 2007 and
•	The mailing of a notice to shareholders that describes the general terms of the settlement
     The court hearing for the final order of approval of the settlement has been set for November 28, 2007. The remaining settlement payment in the amount of $13,250,000 will be paid before December 31, 2007. The monetary payment will have no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s audited Consolidated Financial Statements, included in the Corporation’s 2005 Annual Report on Form 10-K, the Corporation accrued $74.25 million in 2005 for the potential settlement of the class action lawsuit.
     The Corporation expects to seek recovery of a total of approximately $14.75 million from its insurance companies and from former executives of the Corporation. Since agreements with the insurance carriers have not been executed, the Corporation cannot provide assurances that the monies from the insurance carriers will be received and consequently, has not made accruals for any potential payment from its insurance carriers.

17 – FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only at March 31, 2007 and December 31, 2006 and the results of its operations for the quarters ended on March 31, 2007 and 2006.

	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Assets

Cash and due from banks	$46,302	$14,584
Money market investments	300	300
Investment securities available for sale, at market:
Mortgage-backed securities	55,966	—
Equity investments	5,965	12,715
Other equity securities	1,425	1,425
Loans receivable, net	2,634	65,161
Investment in FirstBank Puerto Rico	1,431,694	1,309,066
Investment in FirstBank Insurance Agency	2,798	2,982
Investment in Ponce General Corporation	103,646	103,274
Investment in PR Finance	2,716	2,623
Accrued interest receivable	381	401
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	44,043	84,664

Total assets	$1,704,829	$1,604,154

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$286,843	$288,269
Accounts payable and other liabilities	89,220	86,332

Total liabilities	376,063	374,601

Stockholders’ equity	1,328,766	1,229,553

Total liabilities and stockholders’ equity	$1,704,829	$1,604,154

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2006
	(In thousands)
Income:
Interest income on investment securities	$583	$178
Interest income on other investments	11	3
Interest income on loans	373	1,053
Dividend from FirstBank Puerto Rico	2,028	17,127
Dividend from other subsidiaries	1,000	4,000
Other income	139	124

	4,134	22,485

Expense:
Notes payable and other borrowings	4,670	4,146
Interest on funding to subsidiaries	865	742
Provision (recovery) for loan losses	1,320	(71)
Other operating expenses	994	1,256

	7,849	6,073

Loss on sale of investments and impairments, net	(2,159)	(1,033)
Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	(1,207)	—

(Loss) income before income tax provision and equity in undistributed earnings (loss) of subsidiaries	(7,081)	15,379

Income tax benefit	1,289	1,088

Equity in undistributed earnings (loss) of subsidiaries	28,624	(12,604)

Net income	$22,832	$3,863

18 — SUBSEQUENT EVENTS
     On August 27, 2007, the Corporation announced the completion of its sale of 9.250 million shares of First BanCorp’s common stock to the Bank of Nova Scotia (“Scotiabank”) in a private placement. Scotiabank paid a purchase price of $10.25 per First BanCorp’s common share, for a total purchase price of approximately $94.8 million. Scotiabank acquired 10% of First BanCorp’s outstanding common shares as of the close of the transaction. As of August 31, 2007, First BanCorp had 92,504,056 common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands except for per share and financial ratios)

	Quarter ended
	March 31,
	2007	2006
Condensed income statements:
Total interest income	$298,585	$327,705
Total interest expense	181,150	254,886
Net interest income	117,435	72,819
Provision for loan and lease losses	24,914	19,376
Non-interest income	15,822	10,588
Non-interest expenses	79,364	71,738
Income (loss) before income tax	28,979	(7,707)
Income tax (expense) benefit	(6,147)	11,570
Net income	22,832	3,863
Net income (loss) attributable to common stockholders	12,763	(6,206)
Per common share results:
Net income (loss) per share-basic	$0.15	$(0.08)
Net income (loss) per share-diluted	$0.15	$(0.08)
Cash dividends declared	$0.07	$0.07
Average shares outstanding	83,254	81,556
Average shares outstanding diluted	83,639	81,556
Book value per common share	$9.35	$7.56
Selected financial ratios (in percent):
Profitability:
Return on average assets	0.53	0.08
Interest rate spread (1)	2.38	2.66
Net interest margin (1)	2.94	3.11
Return on average total equity	7.78	1.28
Return on average common equity	8.19	(3.76)
Average total equity to average total assets	6.86	6.09
Dividend payout ratio	45.66	(93.57)
Efficiency ratio (2)	59.56	86.01
Asset quality:
Allowance for loan and lease losses to loans receivable	1.45	1.17
Net charge-offs annualized to average loans	0.78	0.46
Provision for loan and lease losses to net charge-offs	1.14	1.31
Other information:
Common stock price: end of period	$13.26	$12.36

	March 31,	December 31,
	2007	2006
Balance sheet data:
Loans and loans held for sale	$11,124,426	$11,263,980
Allowance for loan and lease losses	161,419	158,296
Money market and investment securities	5,532,908	5,544,183
Total assets	17,194,945	17,390,256
Deposits	11,278,745	11,004,287
Borrowings	4,167,683	4,662,271
Total common equity	778,666	679,453
Total equity	1,328,766	1,229,553

1-	On a tax equivalent basis (see discussion in “Net Interest Income” below).

2-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring items and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

EXPLANATORY NOTE
     First BanCorp ( the “Corporation” or “First BanCorp”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the interim period ended March 31, 2007 as a result of the delay in completing the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of an amendment of First BanCorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Corporation’s subsequent reports.
OVERVIEW OF RESULTS OF OPERATIONS
     This discussion and analysis relates to the accompanying consolidated interim unaudited financial statements of First BanCorp and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly insurance income and service charges and fees on loans and deposits), the results of its hedging activities, gains (losses) on investments, gains (losses) on sale of loans, and income taxes.
     For the quarter ended March 31, 2007, the Corporation’s net income was $22.8 million, compared to net income of $3.9 million for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, diluted earnings per common share amounted to $0.15, compared to a loss per common share of $0.08 for the same period in 2006. Return on average assets and return on average common equity were 0.53% and 8.19% respectively, for the first quarter of 2007 as compared to 0.08% and (3.76)%, respectively, for the same quarter of 2006. The Corporation’s financial performance for the first quarter of 2007, as compared to the first quarter of 2006, was principally impacted by: (1) the adoption during the first quarter of 2007 of the fair value option under Statement of Financial Accounting Standards No. (“SFAS”) 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, for the Corporation’s callable brokered CDs and certain medium-term notes (“SFAS 159 liabilities”), and (2) higher non-interest income due to a non-recurring gain on the sale of the Corporation’s credit card portfolio and a net gain on the partial extinguishment and recharacterization of certain secured commercial loans extended to a local financial institution, which is discussed below, as well as higher income on its mortgage banking activities. These were partially offset by higher provisions for loan and lease losses, higher employees’ compensation and benefits expenses as well as higher occupancy and equipment and income tax expenses.
The highlights and key drivers of the Corporation’s financial results for the quarter ended March 31, 2007 included the following:
•	For the quarter ended March 31, 2007, the Corporation’s operations resulted in a net income of $22.8 million, compared to $3.9 million for the quarter ended March 31, 2006. After payment of preferred stock dividends, the Corporation’s net income attributable to common stockholders for the quarter ended March 31, 2007 amounted to $12.8 million, compared to a net loss attributable to common stockholders of $6.2 million for the quarter ended March 31, 2006.

•	Diluted earnings per common share for the quarter ended March 31, 2007 was $0.15, compared to a loss per common share of $0.08 for the quarter ended March 31, 2006.

•	Net interest income for the quarters ended March 31, 2007 and 2006 was $117.4 million and $72.8 million, respectively. Net interest income fluctuated significantly due to the adoption of SFAS 159, effective January 1, 2007. For the first quarter of 2007, the change in the valuation of derivatives and unrealized losses on SFAS 159 liabilities recorded as part of interest expense resulted in net unrealized gains of approximately $0.5 million compared to net unrealized losses of $69.7 million for the same period in 2006. These positive factors were partially offset by a reduction in the Corporation’s average interest-earning assets and by a compression in the net interest spread and margin due to the flattening of the yield curve. Refer to the “Net Interest Income” discussion below for further details.

On a tax equivalent basis, excluding the changes in the fair value of derivative instruments, the basis adjustment amortization or accretion, and the changes in the fair value of SFAS 159 liabilities (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below), net interest income for the quarters ended March 31, 2007 and 2006 was $121.8 million and $148.4 million, respectively. The decrease in tax- equivalent net interest income, when excluding the changes in the fair value of derivative instruments, the basis adjustment amortization or accretion, and unrealized losses on SFAS 159 liabilities, was mainly due to a reduction in the Corporation’s average interest-earning assets of $2.6 billion, or 13%, coupled with a compression in net interest margin due to the flattening of the yield curve and fluctuations in net interest settlements on interest rate swaps. The net interest margin on a tax equivalent basis was 2.94% for the quarter ended March 31, 2007, compared to 3.11% for the same period in 2006, respectively. The compression in the Corporation’s net interest margin on a tax equivalent basis has been particularly significant with respect to the Corporation’s portfolio of investment securities. The interest rate spread on the Corporation’s portfolio of investment securities, other than short-term money market investments (allocating a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds), was approximately 0.38% for the quarter ended March 31, 2007 compared to 1.32% for the quarter ended March 31, 2006. Increases in short-term interest rates resulted in a change in net interest settlements on interest rate swaps included as part of interest expense. For the quarter ended March 31, 2007, the net interest settlement on such interest rate swaps resulted in additional charges to interest expense of $3.8 million, compared to benefits of $3.5 million recognized as a reduction to interest expense for the same period in 2006, as the rates paid by the Corporation during 2007 under the variable portion of the swaps exceeded the rates received by the Corporation under the fixed portion of the swaps.

•	For the first quarter of 2007, the Corporation provided $24.9 million for loan and lease losses, as compared to $19.4 million for the same period in 2006. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2007 was mainly due to increasing trends in non-accruing loans and charge-offs experienced during 2007 compared to the first quarter of 2006. The Corporation’s trends in non-accruing loans were affected by the fiscal and economic situation in Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession, causing delinquency trends in consumer and commercial loan portfolios to increase.

•	Non-interest income for the first quarter of 2007 and 2006 was $15.8 million and $10.6 million, respectively. The increase in non-interest income for the first quarter of 2007, compared to the first quarter of 2006, was mainly due to a $2.8 million gain on the sale of the Corporation’s credit card portfolio and a $2.5 million net gain on the partial extinguishment and recharacterization of certain secured commercial loans extended to a local financial institution coupled with higher earnings in the Corporation’s mortgage banking activities partially offset by losses on the sale of investments.

•	The Corporation’s non-interest expenses for the first quarter of 2007 were $79.4 million compared to $71.7 million for the first quarter of 2006. The increase in non-interest expenses for 2007 was mainly due to increases in employees’ compensation and benefits, occupancy and equipment expenses, business promotion expenses and legal contingencies, partially offset by a decrease in legal, accounting and consulting fees expenses due to the conclusion during the third quarter of 2006 of the internal review conducted by the Corporation’s Audit Committee and the restatement process.

•	For the quarter ended March 31, 2007, the Corporation reported an income tax expense of $6.1 million, compared to an income tax benefit of $11.6 million for the same period in 2006. The variance in income tax provision for the first quarter of 2007 as compared to the first quarter of 2006 was mainly due to a reduction in deferred tax benefits associated with the adoption of SFAS 159 partially offset by a decrease in the current income tax provision. During the first quarter of 2006, the Corporation reflected changes in the fair value of derivative instruments (an unrealized loss of $69.7 million for changes in fair value recorded as part of interest expense) as non-hedging instruments through operations. With the adoption of SFAS 159, effective January 1, 2007, changes in the fair value of derivatives recorded as part of interest expense (an unrealized gain of $19.8 million) were partially offset by unrealized losses on SFAS 159 liabilities of $19.3 million. The Corporation recognized a deferred tax benefit of $2.3 million for the first quarter of 2007 compared to $28.6 million for the same period in 2006.

•	Total assets at March 31, 2007 amounted to $17.2 billion, a decrease of $195.3 million compared to total assets of $17.4 billion at December 31, 2006. The decrease in total assets at March 31, 2007, compared to total assets at December 31, 2006, was mainly the result of a decrease in the Corporation’s investment securities portfolio as well as a decrease in the Corporation’s deferred tax asset partially offset by an increase in money market instruments. Notwithstanding the recognition, as of March 31, 2007, of securities collateralized by loans with a fair market value of $176.4 million, obtained as part of the execution of various agreements entered into with R&G Financial Corporation (“R&G Financial”), the Corporation’s investment portfolio decreased by $31.6 million as compared to the balance as of December 31, 2006. The decrease in investment securities resulted from maturities and prepayments received from the Corporation’s investment portfolio, principally mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio. The deleverage of the investment portfolio was influenced, among other things, by the flat-to-inverted yield curve.

During the first quarter of 2007, the Corporation entered into various agreements with R&G Financial relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial’s banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of $271 million was re-documented as a secured loan from the Corporation to R&G Financial. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes. The execution of the agreements caused a decrease in the Corporation’s loan portfolio and an increase in the Corporation’s investment securities portfolio.

•	As of March 31, 2007, total liabilities amounted to $15.9 billion, a decrease of $294.5 million as compared to $16.2 billion as of December 31, 2006. The decrease in total liabilities as of March 31, 2007, compared to December 31, 2006, was mainly due to a decrease in federal funds purchased and securities sold under repurchased agreements partially offset by an increase in deposits. The decrease in federal funds purchased and securities sold under repurchased agreements was mainly attributable to the Corporation’s decision to deleverage its investment portfolio. The increase in deposits was attributable to increases in brokered CDs.

•	Total loan production for the quarter ended March 31, 2007 was $974.8 million, a decrease of $420.3 million, or 30%, compared to the same period in 2006. The decrease in loan production during 2007 was mainly due to decreases in residential real estate, commercial, and consumer loan originations which were negatively impacted by higher prevailing interest rates, worsening economic conditions in Puerto Rico, and stricter underwriting guidelines.
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
     The Corporation’s critical accounting policies are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2006 Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncement
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This Statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Corporation adopted SFAS 159 and SFAS 157 effective January 1, 2007. The Corporation decided to early adopt SFAS 159 for the callable brokered certificates of deposit (“CDs”) and a portion of the callable fixed medium-term notes, both of which were hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in determining to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159, the Corporation will no longer amortize or accrete the basis adjustment for the SFAS 159 liabilities. The basis adjustment amortization or accretion is the reversal of the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized the basis adjustment and the changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. SFAS 159 also establish that the accrued interest should be reported as part of the fair value of the financial instruments elected to be measured at fair value.
     In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007.
     For additional information and further details on the adoption of SFAS 157, SFAS 159 and FIN 48 as well as other recently adopted accounting pronouncements, refer to Notes 1, 13 and 14 of the accompanying unaudited interim consolidated financial statements.
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2007 was $117.4 million, compared to $72.8 million for the comparable period in 2006. On a tax equivalent basis, excluding the changes in the fair value of derivative instruments, the basis adjustment amortization or accretion, and unrealized losses on SFAS 159 liabilities, net interest income for the quarters ended March 31, 2007 and 2006 was $121.8 million and $148.4 million, respectively.
     Effective January 1, 2007, the Corporation discontinued the fair value hedge accounting under SFAS 133 for interest rate swaps that hedge its $150 million medium-term note (“the $150 million medium-term note”). The Corporation’s decision was based on the determination that the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note. After the discontinuance of hedge accounting, the basis adjustment which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006 as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, is being amortized or accreted over the remaining life of the liability as a yield adjustment.
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
     For the quarter ended March 31, 2007, the net interest income is computed on a tax equivalent basis by excluding: (1) the change in the value of derivatives for undesignated hedges, (2) the basis adjustment amortization or accretion and (3) unrealized gains or losses on SFAS 159 liabilities. For the quarter ended March 31, 2006, the net interest income is computed on a tax equivalent basis by excluding the impact of the change in the fair value of derivatives (refer to explanation below regarding changes in the fair value of derivative instruments).

Part I

Quarter ended March 31,	Average volume		Interest Income (1) / expense		Average rate (1)
	2007	2006	2007	2006	2007	2006
		(Dollars in thousands)
Earning assets:
Money market investments	$407,564	$959,644	$5,378	$9,975	5.35%	4.22%
Government obligations (2)	2,707,843	2,752,308	40,009	42,669	5.99%	6.29%
Mortgage-backed securities	2,383,172	2,648,290	29,973	36,432	5.10%	5.58%
Corporate bonds	28,788	26,417	477	434	6.72%	6.67%
FHLB stock	41,527	34,984	454	782	4.44%	9.07%
Equity securities	12,240	31,333	1	213	0.03%	2.75%

Total investments (3)	5,581,134	6,452,976	76,292	90,505	5.54%	5.69%

Residential real estate loans	2,803,244	2,427,139	45,521	40,301	6.59%	6.73%
Construction loans	1,484,913	1,299,154	31,813	26,809	8.69%	8.37%
Commercial loans	4,770,211	7,138,251	89,965	116,386	7.65%	6.61%
Finance leases	369,977	292,304	8,237	6,712	9.03%	9.31%
Consumer loans	1,773,461	1,765,586	51,686	52,849	11.82%	12.14%

Total loans (4) (5)	11,201,806	12,922,434	227,222	243,057	8.23%	7.63%

Total earning assets	$16,782,940	$19,375,410	$303,514	$333,562	7.33%	6.98%

Interest-bearing liabilities:
Interest-bearing deposits	$10,420,609	$11,782,530	$124,508	$121,201	4.85%	4.18%
Other borrowed funds	3,837,002	5,236,363	49,021	59,787	5.18%	4.63%
FHLB advances	616,776	373,389	8,197	4,178	5.39%	4.54%

Total interest-bearing liabilities (6)	$14,874,387	$17,392,282	$181,726	$185,166	4.95%	4.32%

Net interest income			$121,788	$148,396

Interest rate spread					2.38%	2.66%
Net interest margin					2.94%	3.11%

(1)	On a tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less PR statutory tax rate (39% for 2007 and 41.5% for 2006)) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments, unrealized gains or losses on SFAS 159 liabilities, and basis adjustment amortization or accretion are excluded from interest income and interest expense for average rate calculation purposes because these changes do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans, on which interest income is recognized when collected.

(5)	Interest income on loans includes $3.5 million and $3.6 million for the first quarter of 2007 and 2006, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.

Part II

Quarter ended March 31,		2007 compared to 2006
		Increase (decrease)
		Due to:
	Volume	Rate	Total
		(In thousands)
Interest income on interest-earning assets:
Money market investments	$(6,570)	$1,973	$(4,597)
Government obligations	(681)	(1,979)	(2,660)
Mortgage-backed securities	(3,479)	(2,980)	(6,459)
Corporate bonds	39	4	43
FHLB stock	113	(441)	(328)
Equity securities	(81)	(131)	(212)

Total investments	(10,659)	(3,554)	(14,213)

Residential real estate loans	6,225	(1,005)	5,220
Construction loans	3,950	1,054	5,004
Commercial loans (1)	(42,029)	15,608	(26,421)
Finance leases	1,771	(246)	1,525
Consumer loans	244	(1,407)	(1,163)

Total loans	(29,839)	14,004	(15,835)

Total interest income	(40,498)	10,450	(30,048)

Interest expense on interest-bearing liabilities:
Deposits	(15,374)	18,681	3,307
Other borrowed funds	(17,089)	6,323	(10,766)
FHLB advances	3,119	900	4,019

Total interest expense	(29,344)	25,904	(3,440)

Change in net interest income	$(11,154)	$(15,454)	$(26,608)

(1)	Decrease in volume relates primarily to the payment received of $2.4 billion from a local financial institution to partially extinguish a secured commercial loan during the second quarter of 2006.
     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (39.0% for 2007 and 41.5% for 2006)) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.
     The exclusion of changes in the fair value of derivative instruments, the basis adjustment amortization or accretion, and unrealized gains or losses on SFAS 159 liabilities from the detailed analysis of net interest income provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the financial instruments, the basis adjustment amortization or accretion, and unrealized gains or losses on SFAS 159 liabilities have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with swap counterparties.

     The following table reconciles interest income on a tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter ended March 31,
(In thousands)	2007	2006
Interest income on interest earning assets on a tax equivalent basis	$303,514	$333,562
Less: tax equivalent adjustments	(3,988)	(10,840)
Plus: net unrealized (loss) gain on derivatives	(941)	4,983

Total interest income	$298,585	$327,705

     The following table summarizes the components of the changes in fair values of interest rate swap and interest rate cap agreements, which are included in interest income.

	Quarter ended March 31,
(In thousands)	2007	2006
Unrealized (loss) gain on derivatives (economic undesignated hedges):
Interest rate caps	$(701)	$3,320
Interest rate swaps on corporate bonds	—	30
Interest rate swaps on loans	(240)	1,633

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(941)	$4,983

     The following table summarizes the components of interest expense for the quarter ended March 31, 2007 and 2006. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives, unrealized gains or losses on SFAS 159 liabilities, and the basis adjustment.

	Quarter ended March 31,
(In thousands)	2007	2006
Interest expense on interest-bearing liabilities	$175,721	$184,716
Net interest incurred (realized) on interest rate swaps	3,840	(3,506)
Amortization of placement fees on brokered CDs	2,144	3,949
Amortization of placement fees on medium-term notes	21	7

Interest expense excluding net unrealized (gains) losses on derivatives (economic undesignated hedges), changes in the fair value of SFAS 159 liabilities, and accretion of basis adjustments	181,726	185,166
Net unrealized (gains) losses on derivatives (economic undesignated hedges) and SFAS 159 liabilities	(461)	69,720
Accretion of basis adjustment	(115)	—

Total interest expense	$181,150	$254,886

     The following table summarizes the components of the net unrealized (gain) loss on derivatives (economic undesignated hedges) and changes in the fair value of SFAS 159 liabilities which are included in interest expense.

	Quarter ended March 31,
(In thousands)	2007	2006
Unrealized (gains) losses on derivatives (economic undesignated hedges):
Interest rate swaps on brokered CDs	$(19,627)	$65,637
Interest rate swaps and other derivatives on medium-term notes	(165)	4,083

Net unrealized (gains) losses on derivatives (economic undesignated hedges)	$(19,792)	$69,720

Unrealized losses on SFAS 159 liabilities:
Unrealized loss on brokered CDs	$19,209	$—
Unrealized loss on medium-term notes	122	—

Net unrealized losses on SFAS 159 liabilities	$19,331	$—

Net unrealized (gains) losses on derivatives (economic undesignated hedges) and SFAS 159 liabilities	$(461)	$69,720

     The following table summarizes the components of the accretion of the basis adjustment which are included in interest expense:

	Quarter ended March 31,
(In thousands)	2007	2006
Accretion of basis adjustment:
Interest rate swaps on medium-term notes	$(115)	$—

     Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements and notes payable.
     Net interest incurred or realized on interest rate swaps primarily represents net interest exchanged on swaps that economically hedge brokered CDs and medium-term notes.
     The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of related financial instruments (i.e., brokered CDs). For 2007 the amortization of broker placement fees relates to financial instruments not elected for the fair value option under SFAS 159.
     Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate swaps, that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans and corporate bonds).
     Unrealized gains or losses on SFAS 159 liabilities represent the changes in the fair value of liabilities, other than the accrual of interest, (medium-term notes and brokered CDs) for which the Corporation elected the fair value option under SFAS 159.

     The basis adjustment represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007. The basis adjustment amortizes or accretes over the remaining life of the $150 million medium-term note as a yield adjustment.
     As shown on the tables above, the results of operations for the first quarter of 2007 and 2006 were impacted by changes in the valuation of interest rate swaps that hedge economically the Corporation’s brokered CDs and medium-term notes and unrealized losses on SFAS 159 liabilities. The change in the valuation of interest rate swaps and unrealized losses on SFAS 159 liabilities, recorded as part of interest expense, resulted in a net unrealized gain of approximately $0.5 million for the first quarter of 2007, compared to an unrealized loss of $69.7 million for the first quarter of 2006.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payments on its brokered CDs and medium-term notes to variable payments (receive fixed/pay floating). Refer to the “Risk Management — Derivatives” discussion below for further detail concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the values of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
     First BanCorp’s net interest income increased by $44.6 million for the first quarter of 2007 compared to the same period in 2006. The increase in net interest income for the first quarter of 2007, as compared to the first quarter of 2006, was mainly driven by fluctuations in the valuation of derivative instruments and the adoption of SFAS 159, effective January 1, 2007, partially offset by a reduction in the Corporation’s average interest-earning assets of $2.6 billion, or 13%, and a compression in the net interest margin due to the flattening of the yield curve. For the first quarter of 2007, the change in the valuation of interest rate swaps coupled with unrealized losses on SFAS 159 liabilities recorded as part of interest expense resulted in net unrealized gains of approximately $0.5 million compared to unrealized losses of $69.7 million for the same period in 2006. During the first quarter of 2006, the Corporation reflected changes in the fair value of derivative instruments as non-hedging instruments, creating earnings volatility as a result of the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. With the adoption of SFAS 159, unrealized gains in the valuation of derivative instruments of $19.8 million recorded as part of interest expense were partially offset by unrealized losses on SFAS 159 liabilities of $19.3 million.
     The decrease in average interest-earnings assets for the quarter ended March 31, 2007, compared to the same period a year ago, was mainly the result of a decrease in average loans of $1.7 billion and a decrease of $0.9 billion in average investments including money market instruments. The decrease in the Corporation’s loan portfolio was primarily due to the repayment of approximately $2.4 billion received from a local financial institution reducing the balance of certain secured commercial loan with the Corporation during the second quarter of 2006. The decrease in the investment portfolio resulted mainly from maturities and prepayments received from the Corporation’s investment portfolio, principally mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio.
     On a tax equivalent basis, net interest income, excluding the changes in the fair value of derivative instruments, the basis adjustment amortization or accretion and unrealized losses on SFAS 159 liabilities, decreased by $26.6 million or 18% for the first quarter of 2007, as compared to the same period in 2006. The decrease in tax equivalent net interest income was principally due to significant decreases in the average volume of interest-earning assets coupled with margin compressions due to the continuous flattening of the yield curve and fluctuations in net interest settlements on interest rate swaps. First BanCorp’s net interest spread and margin on a tax equivalent basis for the first quarter of 2007 were 2.38% and 2.94%, respectively, compared to 2.66% and 3.11%, respectively, for the same period in 2006. The decrease in the net interest rate spread and margin during 2007 was mainly attributable to the upward trend of short-term interest rates, the flattening of the yield curve, and the re-pricing mismatch of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is a significant component of the Corporation’s earnings. The decrease in the Corporation’s net interest margin has been particularly significant with respect to the Corporation’s portfolio of investment securities. The interest rate spread on the Corporation’s portfolio of investment securities, other than short-term money market investments (allocating a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds), was approximately 0.38% for the quarter ended March 31, 2007, compared to 1.32% for the same period in 2006. The tax equivalent yield on interest-earning assets increased by 35 basis points during the first quarter of 2007, compared to the same period in 2006, mainly due to the repayment of approximately $2.4 billion from a local financial institution reducing the balance of lower yielding loans during the second quarter of 2006, to the re-pricing of short-term investments, mainly money market instruments, and to the re-pricing of variable rate commercial and construction loans as well as the origination of new commercial and construction loans in an increasing interest rate environment. The average rate paid by the Corporation on its interest-bearing liabilities increased by 63 basis points during the first quarter of 2007 when compared to same period in 2006, mainly due to re-pricing of the Corporation’s interest-bearing deposits, principally time deposits, FHLB advances, and other borrowed funds.
     The increase in short-term rates resulted in a change in net payments on interest rate swaps included as part of interest expense. For the quarter ended March 31, 2007, the net settlement payments on such interest rate swaps resulted in additional charges of $3.8 million to interest expenses, or a net increase of $7.3 million in interest expense compared to the same period in 2006, as the rates under the variable leg of the swaps exceeded the rates received.
Provision and Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan and lease loss experience, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although the Corporation believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States, the U.S. Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults, thus necessitating additional reserves.
     For the quarter ended March 31, 2007, the Corporation provided $24.9 million for loan and lease losses, as compared to $19.4 million, for the same period in 2006.
     Refer to the discussion under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     First BanCorp’s provision for loan and lease losses for the first quarter of 2007 increased by $5.5 million or 29% compared to the same period in 2006. The increase in the provision principally reflects growth in the Corporation’s commercial loan portfolios, other than secured commercial loans to local financial institutions coupled with increasing trends in non-accruing loans and charge-offs experienced during 2007 compared to the first quarter of 2006. At March 31, 2007, the Corporation’s non-accruing loans amounted to $260.0 million, an increase of $87.7 million, or 51%, compared to non-accruing loans outstanding at March 31, 2006. The increase was mainly due to increases in delinquencies in the residential real estate and commercial loan portfolios. The Corporation’s trends in non-accruing loans were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession. The latest GNP forecast by the Puerto Rico Planning Board expects a 1.4% reduction in fiscal year 2007 compared to fiscal year 2006. The slowdown in activity is the result of, among other things, higher utility prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
     Net charge-offs for the first quarter of 2007 were $21.8 million, or 0.78% of average loans on an annualized basis, as compared to $14.8 million, or 0.46% of average loans on an annualized basis, for the comparable period in 2006. The increase in net charge-offs for 2007, compared to 2006, was mainly associated with consumer loans and leases collateralized by motor vehicles as well as commercial loans driven by increased delinquency levels. Recoveries made from previously written-off accounts were $1.4 million for the first quarter of 2007, compared to $1.7 million for the same period in 2006. The Corporation’s net charge-offs were also affected by the deteriorating economic conditions in Puerto Rico discussed above.

Non-Interest Income

	Quarter ended
	March 31,
(In thousands)	2007	2006
Other service charges on loans	$1,791	$1,486
Service charges on deposit accounts	3,191	3,277
Mortgage banking activities gain (loss)	762	(575)
Rental income	664	773
Insurance income	2,949	3,057
Other commissions and fees	61	80
Other operating income	3,247	3,199

Non-interest income before net (loss) gain on investments, net gain on partial extinguishment and recharacterization of secured commercial loans to a local financial institution and gain on sale of credit card portfolio	12,665	11,297

Net (loss) gain on sale of investments	(732)	1,424
Impairment on investments	(1,427)	(2,133)

Net loss on investments	(2,159)	(709)

Net gain on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	2,497	—
Gain on sale of credit card portfolio	2,819	—

Total	$15,822	$10,588

     Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities and net gains and losses on investments and impairments.
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
     Other commissions and fees income is the result of an agreement with an international brokerage firm doing business in Puerto Rico to offer brokerage services in selected branches of the Corporation.
     Insurance income consists of insurance commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the U.S. Virgin Islands, FirstBank Insurance V.I., Inc. These subsidiaries offer a wide variety of insurance business.
     The other operating income category is composed of miscellaneous fees such as debit and credit card interchange fees and check fees.

     The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as other-than-temporary impairment charges on the Corporation’s investment portfolio.
     First BanCorp’s non-interest income for the first quarter of 2007 increased by $5.2 million, or 49%, compared to the same period in 2006. The increase in non-interest income for the first quarter of 2007, compared to the first quarter of 2006, was mainly due to a $2.8 million gain on the sale of the Corporation’s credit card portfolio and a $2.5 million gain on the partial extinguishment and recharacterization of certain secured commercial loan extended to a local financial institution coupled with higher earnings in the mortgage banking activities offset in part by losses on sale of investments.
     The gain on the sale of the Corporation’s credit card portfolio during the first quarter of 2007 results from portfolios sold pursuant to a strategic alliance agreement reached with a U.S. financial institution in 2003. There were no such sales during the first quarter of 2006.
     During the first quarter of 2007, the Corporation entered into various agreements with R&G Financial relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial’s banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of $271 million was re-documented as a secured loan from the Corporation to R&G Financial. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes. As a result of the agreements and the partial extinguishment of the secured commercial loan, the Corporation recorded a net gain of $2.5 million related to the difference between the carrying value of the loans and the net payment and the fair value of the securities received from R&G Financial.
     Income from mortgage banking activities for the first quarter of 2007 resulted in a gain of $0.8 million compared to a loss of $0.6 million for the first quarter of 2006. The increase for 2007 compared to 2006 was mainly due to a higher volume of mortgage loan sales coupled with variances in valuation adjustments to the Corporation’s loans held for sale portfolio. For the first quarter of 2006, the Corporation recorded a $1.0 million lower-of-cost-or-market negative valuation adjustment to the Corporation’s loans held for sale portfolio as a result of increases in long-term interest rates. There were no such charges for the comparable period in 2007.
     Service charges on deposit accounts and loans for the first quarter of 2007 increased by $0.2 million or 5% compared to the same period in 2006. The increase for 2007 primarily reflects higher service charges on credit card related activities due to a larger volume of accounts and transactions.
     For the first quarter of 2007, the Corporation recognized a net loss on investment securities of $2.2 million, compared to a loss of $0.7 million for the same period in 2006. The increase in net loss on investments securities in 2007 was the result of realized losses on the sale of certain equity securities of approximately $0.7 million compared to realized gains of $1.4 million recognized during the same period in 2006, partially offset by a decrease of $0.7 million in other-than-temporary impairment charges related to similar equity securities in the Corporation’s available-for-sale portfolio.

Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter ended
	March 31,
(In thousands)	2007	2006
Employees’ compensation and benefits	$36,372	$34,125
Occupancy and equipment	14,382	12,706
Deposit insurance premium	356	399
Other taxes, insurance and supervisory fees	4,917	3,857
Professional fees — recurring	3,402	2,337
Professional fees — non-recurring	2,995	5,056
Servicing and processing fees	1,719	2,181
Business promotion	4,930	3,774
Communications	2,228	2,456
Other	8,063	4,847

Total	$79,364	$71,738

     The Corporation’s non-interest expenses for the first quarter of 2007 increased by $7.6 million, or 11%, compared to the first quarter of 2006. The increase in non-interest expenses for 2007 was mainly due to increases in employees’ compensation and benefits, other taxes, insurance and supervisory fees, occupancy and equipment expenses, business promotion and other expenses, partially offset by a decrease in professional service fees.
     Employees’ compensation and benefits expenses for the first quarter of 2007 increased by $2.2 million, or 7%, compared to the same period in 2006. The increase in employees’ compensation and benefits expense was attributable to increases in the average compensation and related fringe benefits paid to employees and an increase in the employees’ headcount. The increase in the headcount was mostly attributable to increases associated with the Corporation’s loan originations and deposit gathering efforts, in particular in First Bank Puerto Rico (“First Bank” or “the Bank”), FirstBank Florida, First Mortgage, Inc. (“First Mortgage”) and the Corporation’s small loan company, First Federal Finance, as well as increases in support areas, in particular Audit and Compliance, Credit Risk Management, Finance and Accounting, Information Technology and banking operations. For the first quarter of 2007, compensation and benefits expense includes an increase of $0.6 million to support the growth of FirstBank Florida.
     Other taxes, insurance and supervisory fees for the first quarter of 2007 increased by $1.1 million, or 27%, compared to the first quarter of 2006. During 2007, the Corporation expensed a higher amount of prepaid municipal and property taxes as compared to 2006.
     Occupancy and equipment expenses for the first quarter of 2007 increased by $1.7 million, or 13%, compared to the first quarter of 2006. The increase in occupancy and equipment expenses in 2007 as compared to 2006 was mainly due to increases in depreciation, maintenance, rent and repair expenses associated with the expansion of the Corporation’s branch network and loan origination offices, including FirstBank Florida.
     Business promotion expenses increased during the first quarter of 2007 by $1.2 million, or 31%, compared to the first quarter of 2006. The Corporation maintains active campaigns for its loan and deposit products. The Puerto Rico financial services market is highly competitive and requires investment in marketing efforts.
     Other expenses increased during the first quarter of 2007 by $3.2 million, or 66%, compared to the same period in 2006. The increase in other expenses was mainly due to a $2.0 million increase in legal reserves resulting from management’s assessment of the probable and estimable loss based on new information available.
     Professional fees decreased for the first quarter of 2007 by $1.0 million, or 13%, compared to the first quarter of 2006. The decrease for 2007 was primarily attributed to lower legal, accounting and consulting fees due to the conclusion during the third quarter of 2006 of the internal review conducted by the Corporation’s Audit Committee and the restatement process, partially offset by higher expenses associated with other related legal and regulatory proceedings.
Provision for Income Tax
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S. Virgin Islands (“VI”) taxes on its income from sources within the VI jurisdiction. Any such tax paid is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%, except that in years 2005 and 2006 an additional transitory tax rate of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved a transitory tax rate of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. On May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act, as amended, such as FirstBank which raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and doing business through international banking entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds predetermined percentages of the bank’s total net taxable income; this percentage is 20% of total net taxable income for taxable years commencing after July 1, 2005.
     For the quarter ended March 31, 2007, the Corporation recognized an income tax expense of $6.1 million, compared to an income tax benefit of $11.6 million recognized for the same period in 2006. The fluctuation in the provision for income tax for the first quarter of 2007, compared to the same period in 2006, was mainly due to a decrease in deferred income tax benefits, resulting principally from unrealized gains on derivative instruments and the adoption of SFAS 159, partially offset by a decrease in the current tax provision. During the first quarter of 2006, the Corporation reflected changes in the fair value of derivative instruments as non-hedging instruments through operations recording unrealized losses of $69.7 million for change in fair values of derivatives recorded as part of interest expense. The adoption of SFAS 159 reduced the earnings volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. With the adoption of SFAS 159, changes in the fair value of derivative instruments recorded as part of interest expense (an unrealized gain of $19.8 million) were partially offset by an unrealized loss on SFAS 159 liabilities of $19.3 million. For the first quarter of 2007, the Company recognized a deferred income tax benefit of $2.3 million compared to a deferred income tax benefit of $28.6 million for the same period in 2006.
     The current provision for income taxes for the first quarter of 2007 amounted to $8.4 million compared to $17.1 million for the first quarter of 2006, a decrease of $8.7 million. The decrease in the current income tax provision for the first quarter of 2007 is mainly attributable to lower taxable income.
     As of March 31, 2007, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and thus, established a valuation allowance amounting to $6.0 million as of March 31, 2007, compared to a valuation allowance of $6.1 million at December 31, 2006. As of March 31, 2007, the deferred tax asset, net of the valuation allowance, amounted to approximately $110.3 million compared to $162.1 million at December 31, 2006.

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
     Total loan production for the quarter ended March 31, 2007 was $974.8 million, a decrease of $420.3 million, or 30%, compared to the same period in 2006. The decrease in loan production during 2007 was mainly due to decreases in residential real estate, commercial, and consumer loan originations which were negatively impacted by higher prevailing interest rates, worsening economic conditions in Puerto Rico, and stricter underwriting guidelines.
     The following table sets forth the First BanCorp’s loan production for the periods indicated:

	March 31,	March 31,
(In thousands)	2007	2006
Residential real estate	$168,339	$277,943
Commercial and construction	585,927	847,853
Finance leases	47,172	47,209
Consumer	173,315	222,078

Total loan production	$974,753	$1,395,083

     Residential Real Estate Loans
     Residential mortgage loan production for the quarter ended March 31, 2007 amounted to $168.3 million, a decrease of $109.6 million, or 39%, compared to the quarter ended March 31, 2006. The decrease in mortgage loan production for 2007, compared to 2006, was mainly attributable to deteriorating economic conditions in Puerto Rico and stricter underwriting standards. In May 2006, the Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of worsening economic conditions in Puerto Rico. The implementation of these standards contributed to the reduction in the Corporation’s mortgage loan originations.
     Residential real estate loans represent 17% of total loans originated and purchased for the quarter ended March 31, 2007. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group focuses on building relationships with realtors by providing resources, office amenities and personnel, to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage multi-channel strategy has proven to be effective in capturing business.

     Commercial and Construction Loans
     Commercial and construction loan production for the quarter ended March 31, 2007 amounted to $585.9 million, a decrease of $261.9 million, or 31%, compared to the same period a year ago. The decrease in 2007 compared to 2006 was mainly due to adverse economic conditions in Puerto Rico and in the South Florida market and the implementation of stricter underwriting standards. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession, causing a slowdown in commercial business activity. In addition, market data during 2007 suggested that the South Florida market was weakening, causing deterioration in the Corporation’s commercial and construction activities in the continental United States.
     Commercial loan originations come from existing customers as well as through referrals and direct solicitations. The Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle-market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. Starting in 2005, the Corporation expanded its distribution network and participation in the commercial loans middle-market segment by focusing on customers with financing needs up to $5 million. The Corporation established four regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. Consumer loan production for the quarter ended March 31, 2007 amounted to $173.3 million, a decrease of $48.8 million, or 22%, compared to originations for the same period in 2006. The decrease in consumer loan originations for 2007 compared to 2006 was mainly due to adverse economic conditions in Puerto Rico.
     Finance Leases
     For each of the quarters ended March 31, 2007 and 2006, finance leases originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, amounted to $47.2 million.
Assets
     Total assets at March 31, 2007 amounted to $17.2 billion, a decrease of $195.3 million compared to total assets of $17.4 billion at December 31, 2006. The decrease in total assets at March 31, 2007 compared to total assets at December 31, 2006 was mainly the result of a decrease in the investment securities portfolio, as well as a decrease in the Corporation’s deferred tax asset, partially offset by an increase in money market instruments.
     Notwithstanding the recognition, as of March 31, 2007, of securities collateralized by loans with a fair market value of $176.4 million, obtained as part of the execution of various agreements entered into with R&G Financial, the Corporation’s investment portfolio decreased by $31.6 million as compared to the balance as of December 31, 2006. The decrease in investment securities resulted from maturities and prepayments received from the Corporation’s investment portfolio, principally mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio. The deleverage of the investment portfolio was influenced, among other things, by the flat-to-inverted yield curve.
     As previously discussed, during the first quarter of 2007, the Corporation entered into various agreements with R&G Financial relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates by the Corporation. As part of the agreements, R&G Financial paid down $50 million of the secured commercial loan that R&G Financial had outstanding and various agreements involving, as of the date of the transaction, approximately $183.8 million of secured commercial loans secured by trust certificates were amended to treat these transactions as “true sale” for accounting and legal purposes. The execution of the agreements caused a decrease in the Corporation’s loan portfolio and an increase in the Corporation’s investment securities portfolio.
     The decrease in the deferred tax asset was the tax impact related with the adoption of SFAS 159 on January 1, 2007, of approximately $58.7 million.
Loan Portfolio
     The composition of the Corporation’s loan portfolio for the periods indicated is as follows:

	March 31,	December 31,
(In thousands)	2007	2006
Residential real estate loans	$2,853,213	$2,772,630

Commercial loans:
Construction loans	1,454,715	1,511,608
Commercial real estate loans	1,286,425	1,215,040
Commercial loans	2,730,122	2,698,141
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	679,720	932,013

Commercial loans	6,150,982	6,356,802

Finance leases	377,900	361,631

Consumer and other loans	1,742,331	1,772,917

Total loans	$11,124,426	$11,263,980

     At March 31, 2007, the Corporation’s total loans decreased by $139.6 million, when compared with the balance as of December 31, 2006. The decrease in the Corporation’s total loans primarily relates to the previously discussed agreements with R&G Financial that enabled the Corporation to recharacterize certain secured commercial loans as securities collateralized by loans coupled with a decrease in construction loans, partially offset with increases in commercial and residential real estate loans.
     Residential Real Estate Loans
     As of March 31, 2007, the Corporation’s residential real estate loan portfolio increased by $80.6 million as compared to the balance as of December 31, 2006. The Corporation has diversified its loan portfolio by increasing the concentration of residential real estate loans. The Corporation’s residential real estate loans are mainly composed of fully amortizing fixed-rated loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans and the Corporation is not actively involved in the origination of negative amortization loans or option Adjustable Rate Mortgage loans.
     Commercial and Construction Loans
     As of March 31, 2007, the Corporation’s commercial loan portfolio decreased by $205.8 million compared to the balance as of December 31, 2006. The decrease was mainly due to the aforementioned agreements with R&G Financial that reduced the Corporation’s secured commercial loans extended to local financial institutions. The commercial loan portfolio, other than loans extended to local financial institutions, increased by $46.5 million. The Corporation strategy focuses on growing its commercial loan portfolio principally through commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     The Corporation had a lending concentration of $411.8 million in one mortgage originator in Puerto Rico, Doral Financial Corporation (“Doral”), at March 31, 2007. The Corporation had outstanding $267.9 million with another mortgage originator in Puerto Rico, R&G Financial, for total loans to mortgage originators amounting to $679.7 million at March 31, 2007. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). In May 2006, the Corporation received a payment from Doral of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan extended to that institution. As part of the cease and desist order imposed on the Corporation by its regulators, the Corporation has continued working on the reduction of its exposure to Doral.
     As previously discussed, the execution of the agreements entered into with R&G Financial during the first quarter of 2007 enabled First BanCorp to fulfill the remaining requirement of the Consent Order signed with banking regulators relating to the mortgage-related transactions with R&G Financial that First BanCorp accounted for as commercial loans secured by the mortgage loans and pass-through trust certificates.
     Consumer Loans
     At March 31, 2007, the Corporation’s consumer loan portfolio decreased by $30.6 million, as compared to the portfolio balance at December 31, 2006. The decrease is mainly driven by the sale of approximately $15.6 million during the first quarter of 2007 of the Corporation’s credit card portfolio pursuant to a strategic alliance agreement reached with a U.S. financial institution in 2003, coupled with decreases in the Corporation’s auto loan portfolio due to lower originations.
     Finance Leases
     At March 31, 2007, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, increased by $16.3 million as compared to the portfolio balance as of December 31, 2006. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets. The Corporation’s credit risk exposure for this portfolio is similar to the credit exposure of an auto loan (extended to individuals) portfolio.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio, excluding money market investments, amounted to $5.1 billion, at March 31, 2007, a decrease of $31.6 million, when compared with the investment portfolio at December 31, 2006. The decrease in investment securities at March 31, 2007, compared to the balance at December 31, 2006, was mainly due to the Corporation’s decision to deleverage its balance sheet by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities and government obligations, partially offset by the previously discussed agreements with R&G Financial that increased the Corporation’s mortgage-backed securities portfolio. The Corporation’s decision to deleverage its investment portfolio was influenced, among other things, by the flat-to-inverted yield curve.

     The following table presents the carrying value of investments at the indicated dates:

	March 31,	December 31,
(In thousands)	2007	2006
Money market investments	$476,814	$456,470

Investment securities held-to-maturity:
U.S. Government and agencies obligations	2,143,284	2,258,040
Puerto Rico Government obligations	31,859	31,716
Mortgage-backed securities	1,008,867	1,055,375
Corporate bonds	2,000	2,000

	3,186,010	3,347,131

Investment securities available-for-sale:
U.S. Government and agencies obligations	405,031	403,592
Puerto Rico Government obligations	25,427	25,302
Mortgage-backed securities	1,387,174	1,253,853
Corporate bonds	4,895	4,961
Equity securities	5,965	12,715

	1,828,492	1,700,423

Other equity securities	41,592	40,159

Total investments	$5,532,908	$5,544,183

     Mortgage-backed securities at the indicated dates consist of:

	March 31,	December 31,
(In thousands)	2007	2006
Held-to-maturity:
FHLMC certificates	$13,934	$15,438
FNMA certificates	994,933	1,039,937

	1,008,867	1,055,375

Available-for-sale:
FHLMC certificates	7,069	7,575
GNMA certificates	363,134	374,368
FNMA certificates	840,185	871,540
Mortgage pass-through certificates	176,786	370

	1,387,174	1,253,853

Total mortgage-backed securities	$2,396,041	$2,309,228

     The carrying values of investment securities (excluding other equity securities) at March 31, 2007, by contractual maturity (excluding mortgage-backed securities, equity securities and money market investments) are shown below:

		Weighted
	Carrying	average yield
(In thousands)	amount	%
U.S. Government and agencies obligations
Due within one year	$59,697	5.07
Due after five years through ten years	392,115	4.30
Due after ten years	2,096,503	5.83

	2,548,315	5.58

Puerto Rico Government obligations
Due after one year through five years	5,337	6.23
Due after five years through ten years	32,116	5.37
Due after ten years	19,833	5.59

	57,286	5.53

Corporate bonds
Due after five years through ten years	1,209	7.70
Due after ten years	5,686	7.21

	6,895	7.30

Total	2,612,496	5.58

Mortgage-backed securities	2,396,041	4.91
Equity securities	5,965	0.03

Total investment securities-available-for-sale and held-to-maturity	$5,014,502	5.25

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
     As of March 31, 2007, total liabilities amounted to $15.9 billion, a decrease of $294.5 million as compared to the balance as of December 31, 2006. The decrease of total liabilities as of March 31, 2007, compared to the balance as of December 31, 2006, was mainly the result of a $524.4 million decrease in federal funds purchased and securities sold under repurchased agreements partially offset by a $274.5 million increase in deposits. The decrease in federal funds purchased and securities sold under repurchased agreements was mainly attributable to the Corporation’s decision to deleverage its investment portfolio.
     The increase in deposits as of March 31, 2007, compared to the balance as of December 31, 2006, was mainly due to increases in brokered CDs. The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining deposits, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico is taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is very competitive and liquid and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also, the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities by entering into interest rate swap agreements.
     CDs with denominations of $100,000 or higher, including brokered CDs, amounted to $8.4 billion at March 31, 2007. At March 31, 2007, brokered CDs amounted to $7.6 billion. Brokered CDs are sold by third-party intermediaries in denominations of $100,000 or less. The following table presents a maturity schedule of brokered CDs at March 31, 2007:

(In thousands)	Total
Three months or less	$816,875
Over three months to six months	983,207
Over six months to one year	897,328
Over one year to five years	1,396,670
Over five years	3,456,148

Total	$7,550,228

     The Corporation maintains unsecured lines of credit with other banks. At March 31, 2007, the Corporation’s total unused lines of credit with these banks amounted to $315.0 million. At March 31, 2007, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral pledged to the FHLB in the amount of $676.5 million.
     The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts, CDs, and brokered CDs. Refer to “Note10 — Deposits” in the accompanying notes to the unaudited interim consolidated financial statements for further details. Total deposits amounted to $11.3 billion at March 31, 2007, compared to $11.0 billion at December 31, 2006. The increase in total deposits for 2007, compared to 2006, was mainly due to increases in brokered CDs.
     Refer to “Net Interest Income” discussion above for information about averages balance of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2007 and 2006.
Capital
     The Corporation’s stockholders’ equity amounted to $1.3 billion at March 31, 2007, an increase of $99.2 million compared to the balance as of December 31, 2006. The increase in stockholders’ equity for the first quarter of 2007 is mainly composed of after-tax adjustments to beginning retained earnings of approximately $91.8 million as part of the adoption of SFAS 159 and net income of $22.8 million for the first quarter of 2007, partially offset by cash dividends of $15.9 million paid during the first quarter of 2007.

     On August 27, 2007, the Corporation announced the completion of its sale of 9.250 million shares of First BanCorp’s common stock to the Bank of Nova Scotia (“Scotiabank”) in a private placement. Scotiabank paid a purchase price of $10.25 per First BanCorp’s common share, for a total purchase price of approximately $94.8 million. Scotiabank acquired 10% of First BanCorp’s outstanding common shares as of the close of the transaction. As of August 31, 2007, First BanCorp had 92,504,056 common shares outstanding.
     As of March 31, 2007, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp, FirstBank Puerto Rico and FirstBank Florida’s regulatory capital ratios as of March 31, 2007 and December 31, 2006, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking Subsidiaries
			FirstBank	To be well
As of March 31, 2007	First BanCorp	FirstBank	Florida	capitalized
Total capital (Total capital to risk-weighted assets)	13.78%	13.82%	11.03%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.59%	12.59%	10.64%	6.00%
Leverage ratio (1)	8.85%	8.71%	8.04%	5.00%

As of December 31, 2006

Total capital (Total capital to risk-weighted assets)	12.46%	12.25%	11.35%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.27%	11.02%	10.96%	6.00%
Leverage ratio (1)	7.97%	7.76%	8.10%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and First Bank and Tier 1 Capital to adjusted total assets in the case of First Bank Florida.
     Effective January 1, 2007, the Corporation early adopted the provisions of SFAS 157 and SFAS 159. Refer to Notes 1 and 14 of the accompanying unaudited consolidated financial statements for additional information. Regulatory capital increased by the positive adjustment to retained earnings recognized as part of the adoption of SFAS 159, exceeding by higher margins the capital levels required to be classified as well-capitalized and strengthening the Corporation’s current regulatory capital ratios.
Dividends
     For each of the quarters ended on March 31, 2007 and 2006, the Corporation declared cash dividends of $0.07, per common share. Total cash dividends paid on common shares for each of the quarters ended on March 31, 2007 amounted to $5.8 million. Dividends declared on preferred stock amounted to approximately $10.1 million for each of the quarters ended on March 31, 2007 and 2006.
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

     As a provider of financial services, the Corporation routinely commits to financial instruments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. At March 31, 2007, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.9 billion and $100.0 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, other contractual obligations, commitments to sell loans and commitments to extend credit:

		Contractual Obligations and Commitments
		As of March 31, 2007
		(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations(1):
Certificates of deposit	$9,149,609	$4,032,098	$1,233,227	$427,544	$3,456,740
Federal funds purchased and securities sold under agreements to repurchase	3,163,304	2,075,804	387,500	100,000	600,000
Advances from FHLB	590,000	35,000	514,000	41,000	—
Notes payable	182,636	—	—	16,258	166,378
Other borrowings	231,743	—	—	—	231,743

Total contractual obligations	$13,317,292	$6,142,902	$2,134,727	$584,802	$4,454,861

Commitments to sell mortgage loans	$73,455	$73,455

Standby letters of credit	$100,018	$100,018

Commitments to extend credit:
Lines of credit	$1,364,608	$1,364,608
Letters of credit	47,902	47,902
Commitments to originate loans	500,780	500,780

Total commercial commitments	$1,913,290	$1,913,290

(1)	$29.0 million of tax liability associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
     The Corporation has obligations and commitments to make future payments under contracts, such as debt, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2006.

RISK MANAGEMENT
     The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp’s business is subject to eight broad categories of risks: (1) interest rate, (2) market risk, (3) credit risk, (4) liquidity risk, (5) operational risk, (6) legal and compliance risk, (7) reputational risk, and (8) contingency risk. First BanCorp has adopted policies and procedures designed to identify and manage risks to which the Corporation is exposed specifically those relating to interest rate risk, credit risk, liquidity risk, and operational risk.
     The Corporation’s risk management policies are described below as well as in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2006 Annual Report on Form 10-K.
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
     The Corporation uses scenario analysis to measure the effects of changes in interest rates on net interest income. These simulations are carried out over a one-year and a two-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points. Simulations are carried out in two ways:
     (1) using a static balance sheet on the simulation date, and
     (2) using a growing balance sheet based on recent growth patterns and strategies.
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

     These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Corporation over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. There have been no significant changes in the composition of the Corporation’s interest-earning assets and interest-bearing liabilities since the end of 2006. As a consequence, the Corporation’s interest rate risk profile has not changed significantly since December 31, 2006. During the first half of 2007, the Corporation began a process to improve its interest rate risk measurement practices. This process includes refinements and enhancements to the methodology used to measure the Corporation’s interest rate risk, as well as the implementation of a third party software to measure the Corporation’s interest rate risk profile.
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
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements to protect against rising interest rates. Specifically, the interest rate of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. The Corporation utilizes interest rate cap agreements to protect against rising interest rates.
Structured repurchase agreements — The Corporation uses structured repurchase agreements, with embedded call options, to reduce the Corporation’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities, while keeping funding costs low. Another type of structured repurchase agreement includes repurchased agreements with embedded cap corridors; these instruments also provide protection for a rising rate scenario.

          The following table summarizes the notional amount of all derivative instruments as of March 31, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,676	$80,720
Receive fixed versus pay floating	4,777,161	4,802,370
Embedded written options	13,515	13,515
Purchased options	13,515	13,515
Written interest rate cap agreements	128,090	125,200
Purchased interest rate cap agreements	315,817	330,607

	$5,328,774	$5,365,927

          The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of March 31, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit, notes payable and loans	$4,857,837	$336,473
Embedded options on stock index deposits	13,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	13,515	13,515
Written interest rate cap agreements	128,090	125,200
Purchased interest rate cap agreements	315,817	330,607

Total derivatives not designated as hedges	$5,328,774	$819,310

Designated hedges:
Fair value hedges:
Interest rate swaps used to hedge fixed-rate certificates of deposit	$—	$4,381,175
Interest rate swaps used to hedge fixed- and step-rate notes payable	—	165,442

Total fair value hedges	$—	$4,546,617

Total	$5,328,774	$5,365,927

          The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

Quarter ended
(In thousands)	March 31, 2007
Fair value of contracts outstanding at the beginning of the period	$(126,778)
Contracts realized or otherwise settled during the period	74
Changes in fair value during the period	18,777

Fair value of contracts outstanding at March 31, 2007	$(107,927)

    Source of Fair Value

(In thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of March 31, 2007	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Prices provided by external sources	$(386)	$(2,575)	$(4,623)	$(100,343)	$(107,927)

          Prior to April 2006, none of the derivative instruments held by the Corporation were qualified for hedge accounting. Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS 133 for substantially all of the interest rate swaps that hedge its callable brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent the changes in the fair value of the derivatives do not offset the changes in fair value of the hedged liabilities due to changes in the hedged risks. Prior to the implementation of fair value hedge accounting, the Corporation recorded as part of interest expense unrealized losses in the valuation of interest rate swaps of approximately $69.7 million during the first quarter of 2006.
          Effective January 1, 2007, the Corporation decided to early adopt SFAS 159 for its callable brokered CDs and certain fixed medium-term notes (“Notes”) that were hedged with interest rate swaps. One of the main considerations to early adopt SFAS 159 for these instruments is to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133. Upon adoption of SFAS 159, First BanCorp selected the fair value measurement for approximately $4.4 billion, or 63%, of the brokered CDs portfolio and for approximately $15.4 million, or 9%, of the Notes. The CDs and Notes chosen for the fair value measurement option were hedged at January 1, 2007 by callable interest rate swaps with the same terms and conditions. The adoption of SFAS 159 also resulted in a positive after-tax impact to retained earnings of approximately $91.8 million. Under SFAS 159, this one-time credit was recognized as an adjustment to beginning retained earnings.
          As a result of the implementation of SFAS 159 and the discontinuance of hedge accounting all of the derivative instruments held by the Corporation as of March 31, 2007 were considered economic undesignated hedges.
          The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivatives contracts based on changes in interest rates. The credit risk of derivatives arises from the potential of counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default.
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
Non-performing Assets and Allowance for Loan and Lease Losses
Allowance for Loan and Lease Losses
          The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The Corporation establishes the allowance for loan and lease losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan and lease loss experience, current economic conditions, the fair value of the underlying collateral, and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States, the U.S. VI or the British VI may contribute to delinquencies and defaults, thus necessitating additional reserves.
          For small, homogeneous loans, including residential mortgage loans, auto loans, consumer loans, finance lease loans, and commercial and construction loans under $1.0 million, the Corporation evaluates a specific allowance based on average historical loss experience for each corresponding type of loans. The methodology of accounting for all probable losses is made in accordance with the guidance provided by SFAS 5, “Accounting for Contingencies.”
          Commercial and construction loans in amounts over $1.0 million are individually evaluated on a quarterly basis for impairment following the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan.” A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent.

          The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter ended
March 31,
(Dollars in thousands)	2007	2006
Allowance for loan and lease losses, beginning of period	$158,296	$147,999
Provision for loan and lease losses	24,914	19,376

Loans charged-off:
Residential real estate	(165)	(213)
Commercial and Construction	(3,260)	(1,987)
Finance leases	(2,126)	(694)
Consumer	(17,626)	(13,555)
Recoveries	1,386	1,670

Net charge-offs	(21,791)	(14,779)

Allowance for loan and lease losses, end of period	$161,419	$152,596

Allowance for loan and lease losses to period end total loans receivable	1.45%	1.17%
Net charge-offs annualized to average loans outstanding during the period	0.78%	0.46%
Provision for loan and lease losses to net charge-offs during the period	1.14	x	1.31	x
          First BanCorp’s allowance for loan and lease losses was $161.4 million at March 31, 2007, compared to $152.6 million at March 31, 2006. The provision for loan and lease losses for the quarter ended March 31, 2007 amounted to $24.9 million, compared to $19.4 million for the quarter ended March 31, 2006. The increase in the provision for 2007, compared to 2006, was principally due to the growth in the Corporation’s commercial (other than secured commercial loans to local financial institutions) and residential real estate portfolios coupled with increasing trends in non-performing loans and charge-offs experienced during 2007 as compared to the first quarter of 2006 reflecting deteriorating economic conditions in Puerto Rico. The Corporation’s net charge-offs were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession since March 2006. The latest GNP forecast by the Puerto Rico Planning Board expects a 1.4% reduction in fiscal year 2007 compared to fiscal year 2006. The slowdown in activity is the result of, among other things, higher utility prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
          First BanCorp’s ratio of the allowance for loan and lease losses to period end total loans receivable increased by 28 basis points at March 31, 2007 compared to the ratio at March 31, 2006. The increase during 2007 mainly reflects the increase in the allowance as a result of the increasing trend in non-performing loans. The Corporation’s ratio of the provision for loan and lease losses to net charge-offs for quarter ended March 31, 2007 totaled 114%, compared to 131% for the corresponding period in 2006. The decrease during the first quarter of 2007 mainly reflects an increase of net charge-offs in the commercial loan portfolio on which historically the Corporation has experienced low rates of losses and as a consequence the provision for loan losses did not increase proportionately with the increase in net charge-offs.

Non-accruing and Non-performing Assets
          Total non-performing assets are the sum of non-accruing loans, foreclosed real estate and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is reversed and charged against interest income.
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

          The following table presents non-performing assets at the dates indicated:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$132,474	$114,828
Commercial, commercial real estate and construction	79,137	82,713
Finance leases	6,353	8,045
Consumer	42,014	46,501

	259,978	252,087

Other real estate owned	3,110	2,870
Other repossessed property	13,899	12,103

Total non-performing assets	$276,987	$267,060

Past due loans	$33,275	$31,645
Non-performing assets to total assets	1.61%	1.54%
Non-accruing loans to total loans receivable	2.34%	2.24%
Allowance for loan and lease losses	$161,419	$158,296
Allowance to total non-accruing loans	62.09%	62.79%
Allowance to total non-accruing loans excluding residential real estate loans	126.60%	115.33%
          As a result of the increase in delinquencies, the Corporation’s non-accruing loans to total loans receivable ratio increased 10 basis points from 2.24% at December 31, 2006 to 2.34% at March 31, 2007. The increase was mainly due to increases in non-accruing loans in the residential real estate portfolio.
          At March 31, 2007, the ratio of allowance for loan and lease losses to total non-accruing loans totaled 62.09%, a decrease of 70 basis points compared to the ratio at December 31, 2006. The decrease mainly reflects a higher proportion of residential real estate loans in the composition of the Corporation’s total non-accruing loans. Historically, the Corporation has experienced the lowest rates of losses on its residential real estate portfolio. As a consequence, the provision and allowance for loan and lease losses did not increase proportionately with the increase in non-accruing loans. Excluding residential real estate loans, the ratio of the allowance for loan and lease losses to non-accruing loans increased from 115.33% at December 31, 2006 to 126.60% at March 31, 2007.
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
          A large portion of the Corporation’s funding is retail brokered CDs issued by the banking subsidiaries. In the event that the Corporation’s bank subsidiaries are not well-capitalized institutions, they might not be able to replace this source of funding. The banking subsidiaries currently comply with the minimum requirements ratios for “well-capitalized” institutions and the Corporation does not foresee any risks to their ability to issue brokered CDs. In addition, the average life of the retail brokered CDs was approximately 6.3 years at March 31, 2007. Approximately 60% of these certificates are callable, but only at the Corporation’s option.
          Refer to the “Sources of Funds” section above for further details on the Corporation’s brokered CDs.
          Over the last three years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 26% at March 31, 2007. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive, if needed, liquidity from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC.
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
Legal and Regulatory Risk
          Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In 2006, as part of the implementation of the enterprise risk management framework, the Corporation revised and implemented a new corporate compliance function, headed by a newly designated Compliance Director. The Corporation’s Compliance Director reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation an enterprise-wide compliance risk assessment process. Additional Compliance Officers roles were established in each major business areas with direct reporting relationships to the Corporate Compliance Group.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          For information regarding market risk to which the Corporation is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
          There have not been changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          The Corporation is subject to various legal proceedings arising as a result of the restatement of the Corporation’s financial statements for the years ended 2004, 2003 and 2002. For information on these proceedings, please refer to Note 16 to the unaudited interim financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
          For a detailed discussion of certain risk factors that could affect First BanCorp’s operations, financial condition or results for future periods see Item 1A, Risk Factors, in First BanCorp’s 2006 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: September 24, 2007	By:	/s/ Luis M. Beauchamp

Luis M. Beauchamp
Chairman, President and Chief
Executive Officer

Date: September 24, 2007	By:	/s/ Fernando Scherrer

Fernando Scherrer
Executive Vice President
and Chief Financial Officer