Form 10-Q
period 2007-06-30
FIRST BANCORP /PR/
filed 2007-09-24
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 0-17224
FIRST BANCORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico (State or other jurisdiction of incorporation or organization)	66-0561882 (I.R.S. employer identification number)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico (Address of principal executive offices)	00908 (Zip Code)
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
Large accelerated ☑      filer Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 92,504,506 outstanding as of August 31, 2007.

FIRST BANCORP.
INDEX PAGE

EXPLANATORY NOTE
          First BanCorp ( the “Corporation” or “First BanCorp”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the interim period ended June 30, 2007 as a result of the delay in completing the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of an amendment of First BanCorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Corporation’s subsequent reports. For information regarding the restatement of First BanCorp’s previously issued financial statements, see the Corporation’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, which was filed with the SEC on September 26, 2006.
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
          First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks associated with the Corporation’s inability to prepare and timely submit SEC and other regulatory filings;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that economically hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes;

•	risks arising from worsening economic conditions in Puerto Rico and in the South Florida market;

•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the condo conversion loans in its Miami Agency;

•	increases in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	risks associated with changes to the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	risks associated with the failure to obtain a final order from the District Court of Puerto Rico approving the settlement of the class action lawsuit brought against the Corporation;

•	the impact of Doral Financial Corporation and R&G Financial Corporation’s financial condition on the repayment of their outstanding secured loan to the Corporation;

•	risks associated with being subject to the cease and desist orders;

•	the Corporation’s ability to issue brokered certificates of deposit and the ability to fund operations;

•	potential further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$134,955,243	$112,340,615

Money market instruments, including, for 2007, $4,602,509 of collateral pledged that can be repledged	426,786,590	377,296,017
Federal funds sold and securities purchased under agreements to resell	222,806,260	42,051,281
Time deposits with other financial institutions	58,862,956	37,123,111

Total money market investments	708,455,806	456,470,409

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,151,251,901	1,373,466,630
Other investment securities	581,861,986	326,956,340

Total investment securities available for sale	1,733,113,887	1,700,422,970

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,451,058,790	2,661,088,022
Other investment securities	850,562,409	686,042,717

Total investment securities held to maturity, fair value of $3,185,886,393 (2006 - $3,256,965,610)	3,301,621,199	3,347,130,739

Other equity securities	43,578,685	40,159,185

Loans, net of allowance for loan and lease losses of $165,009,429 (December 31, 2006 - $158,295,662)	11,057,640,411	11,070,446,401
Loans held for sale, at lower of cost or market	26,029,830	35,238,127

Total loans, net	11,083,670,241	11,105,684,528

Premises and equipment, net	158,821,017	155,661,727
Other real estate owned	6,280,266	2,869,713
Accrued interest receivable on loans and investments	114,826,772	112,505,003
Due from customers on acceptances	89,454	149,716
Other assets	319,632,387	356,861,273

Total assets	$17,605,044,957	$17,390,255,878

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$642,833,774	$790,985,153
Interest-bearing deposits (includes $4,316,391,667 measured at fair value as of June 30, 2007)	10,990,097,378	10,213,302,047
Federal funds purchased and securities sold under agreements to repurchase	3,265,763,000	3,687,724,000
Advances from the Federal Home Loan Bank (FHLB)	625,000,000	560,000,000
Notes payable (includes $14,666,448 measured at fair value as of June 30, 2007)	32,216,289	182,827,572
Other borrowings	231,767,698	231,719,406
Bank acceptances outstanding	89,454	149,716
Accounts payable and other liabilities	510,965,060	493,994,798

Total liabilities	16,298,732,653	16,160,702,692

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100,000	550,100,000

Common stock, $1 par value, authorized 250,000,000 shares; issued 93,151,856 shares	93,151,856	93,151,856
Less: Treasury stock (at par value)	(9,897,800)	(9,897,800)

Common stock outstanding	83,254,056	83,254,056

Additional paid-in capital	25,604,944	22,756,994
Legal surplus	276,847,825	276,847,825
Retained earnings	430,758,738	326,761,462
Accumulated other comprehensive loss, net of tax benefit of $426,086 (December 31, 2006 - $221,389)	(60,253,259)	(30,167,151)

Total stockholders’ equity	1,306,312,304	1,229,553,186

Total liabilities and stockholders’ equity	$17,605,044,957	$17,390,255,878

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Interest income:
Loans	$228,911,146	$247,603,929	$454,549,837	$493,693,236
Investment securities	71,672,690	72,040,513	139,344,411	143,681,230
Money market investments	5,288,285	24,799,009	10,562,355	34,773,873

Total interest income	305,872,121	344,443,451	604,456,603	672,148,339

Interest expense:
Deposits (Note 10)	133,882,215	157,153,731	257,971,740	343,991,804
Federal funds purchased and repurchase agreements	39,389,847	51,133,513	81,159,876	104,699,042
Advances from FHLB	9,001,211	2,867,071	17,198,452	7,044,803
Notes payable and other borrowings	6,383,104	7,051,194	13,476,019	17,356,139

Total interest expense	188,656,377	218,205,509	369,806,087	473,091,788

Net interest income	117,215,744	126,237,942	234,650,516	199,056,551

Provision for loan and lease losses	24,627,867	9,354,590	49,542,335	28,730,477

Net interest income after provision for loan and lease losses	92,587,877	116,883,352	185,108,181	170,326,074

Non-interest income:
Other service charges on loans	2,417,637	1,467,127	4,208,729	2,953,397
Service charges on deposit accounts	3,185,040	3,278,109	6,376,132	6,555,138
Mortgage banking activities gain (loss)	350,527	427,171	1,112,598	(147,676)
Net (loss) gain on investments and impairments	(1,436,500)	134,224	(3,595,191)	(574,544)
Net gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	(11,640,344)	2,497,166	(11,640,344)
Rental income	669,942	837,380	1,333,438	1,610,670
Gain on sale of credit card portfolio	—	—	2,818,972	—
Other operating income	5,716,324	7,279,281	11,973,446	13,614,497

Total non-interest income	10,902,970	1,782,948	26,725,290	12,371,138

Non-interest expenses:
Employees’ compensation and benefits	33,351,215	29,869,779	69,723,605	63,994,700
Occupancy and equipment	14,495,615	13,623,498	28,878,023	26,329,588
Business promotion	4,863,746	4,324,181	9,794,214	8,098,241
Professional fees	5,608,596	10,143,207	12,005,114	17,536,173
Taxes, other than income taxes	3,652,962	2,558,071	7,234,297	5,113,340
Insurance and supervisory fees	1,798,686	1,909,550	3,490,426	3,610,562
Other operating expenses	9,683,869	8,611,833	21,692,736	18,095,170

Total non-interest expenses	73,454,689	71,040,119	152,818,415	142,777,774

Income before income taxes	30,036,158	47,626,181	59,015,056	39,919,438
Income tax provision	(6,240,676)	(15,823,679)	(12,387,589)	(4,253,694)

Net income	$23,795,482	$31,802,502	$46,627,467	$35,665,744

Net income attributable to common stockholders	$13,726,483	$21,733,503	$26,489,469	$15,527,746

Net income per common share:
Basic	$0.16	$0.26	$0.32	$0.19

Diluted	$0.16	$0.26	$0.32	$0.19

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$46,627,467	$35,665,744

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,393,859	8,355,081
Amortization of core deposit intangible	1,659,863	1,778,206
Provision for loan and lease losses	49,542,335	28,730,477
Deferred income tax benefit	(2,013,334)	(26,536,609)
Stock-based compensation recognized	2,847,950	4,892,361
Loss (gain) on sale of investments, net	732,301	(2,375,344)
Other-than-temporary impairments on available-for-sale securities	2,862,890	2,949,888
Derivative instruments and hedging activities loss	363,122	66,808,911
Net (gain) loss on sale of loans and impairments	(605,809)	412,663
Net (gain) loss on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	(2,497,166)	11,640,344
Net amortization of premiums and discounts and deferred loan fees and costs	(1,042,987)	(921,749)
Amortization of broker placement fees	4,764,937	8,718,909
(Accretion) amortization of basis adjustments on fair value hedges	(2,060,686)	1,303,698
Net accretion of discount and premiums on investment securities	(18,245,821))	(17,820,409)
Gain on sale of credit card portfolio	(2,818,972)	—
Increase (decrease) in accrued income tax payable	9,962,943	(8,693,921)
(Increase) decrease in accrued interest receivable	(2,451,369)	5,259,986
(Decrease) increase in accrued interest payable	(26,808,725)	36,556,819
Decrease (increase) in other assets	621,632	(17,486,355)
(Decrease) increase in other liabilities	(4,016,821)	17,472,725

Total adjustments	19,190,142	121,045,681

Net cash provided by operating activities	65,817,609	156,711,425

Cash flows from investing activities:
Principal collected on loans	1,607,936,801	4,338,010,938
Loans originated	(1,807,981,499)	(2,553,227,124)
Purchase of loans	(99,533,154)	(106,750,392)
Proceeds from sale of loans	69,844,306	36,900,103
Proceeds from sale of repossessed assets	27,903,751	20,920,391
Purchase of servicing assets	(1,035,952)	(378,823)
Proceeds from sale of available for sale securities	3,125,310	22,846,966
Purchase of securities held to maturity	(254,586,376)	(208,568,307)
Purchase of securities available for sale	—	(21,401,938)
Principal repayments and maturities of securities held to maturity	318,094,294	378,026,709
Principal repayments of securities available for sale	112,920,850	113,168,384
Additions to premises and equipment	(11,553,149)	(15,966,355)
(Increase) decrease in other equity securities	(3,419,500)	18,678,315

Net cash (used in) provided by investing activities	(38,284,318)	2,022,258,867

Cash flows from financing activities:
Net increase in deposits	785,821,301	1,091,566,504
Net decrease in federal funds purchased and securities sold under repurchase agreements	(421,961,000)	(811,196,500)
Net FHLB advances taken (paid)	65,000,000	(312,000,000)
Repayments of notes payable and other borrowings	(150,000,000)	—
Dividends paid	(31,793,567)	(31,772,568)
Exercise of stock options	—	19,756,483

Net cash provided by (used in) financing activities	247,066,734	(43,646,081)

Net increase in cash and cash equivalents	274,600,025	2,135,324,211
Cash and cash equivalents at beginning of period	568,811,024	1,380,640,086

Cash and cash equivalents at end of period	$843,411,049	$3,515,964,297

Cash and cash equivalents include:
Cash and due from banks	$134,955,243	$154,078,088
Money market instruments	708,455,806	3,361,886,209

	$843,411,049	$3,515,964,297

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on borrowings	$386,144,903	$353,284,025
Income taxes	3,255,376	37,680,255

Non-cash investing and financing activities:
Additions to other real estate owned	$4,906,985	$1,569,586
Additions to auto repossessions	57,697,924	52,739,918
Capitalization of servicing assets	594,640	235,191
Recharacterization of secured commercial loans as securities collateralized by loans	183,829,925	—
The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended
	June 30, 2007	June 30, 2006
Preferred Stock	$550,100,000	$550,100,000

Common Stock outstanding:
Balance at beginning of period	83,254,056	80,875,056
Common stock issued under stock option plan	—	2,379,000

Balance at end of period	83,254,056	83,254,056

Additional Paid-In-Capital:
Balance at beginning of period	22,756,994	—
Shares issued under stock option plan	—	17,377,483
Stock-based compensation recognized	2,847,950	4,892,361

Balance at end of period	25,604,944	22,269,844

Legal Surplus	276,847,825	265,844,192

Retained Earnings:
Balance at beginning of period	326,761,462	316,696,971
Net income	46,627,467	35,665,744
Cash dividends declared on common stock	(11,655,569)	(11,634,570)
Cash dividends declared on preferred stock	(20,137,998)	(20,137,998)
Cumulative adjustment for accounting change (adoption of FIN 48)	(2,614,795)	—
Cumulative adjustment for accounting change (adoption of SFAS No. 159)	91,778,171	—

Balance at end of period	430,758,738	320,590,147

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(30,167,151)	(15,675,284)
Other comprehensive loss, net of tax	(30,086,108)	(66,959,980)

Balance at end of period	(60,253,259)	(82,635,264)

Total stockholders’ equity	$1,306,312,304	$1,159,422,975

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net income	$23,795,482	$31,802,502	$46,627,467	$35,665,744

Other comprehensive loss:
Unrealized loss on securities:
Unrealized holding loss arising during the period	(32,018,023)	(36,633,176)	(33,885,996)	(68,428,461)
Less: Reclassification adjustments for net loss (gain) and other than temporary impairments included in net income	1,436,500	(134,224)	3,595,191	574,544
Income tax benefit related to items of other comprehensive income	229,509	623,433	204,697	893,937

Other comprehensive loss for the period, net of tax	(30,352,014)	(36,143,967)	(30,086,108)	(66,959,980)

Total comprehensive (loss) income	$(6,556,532)	$(4,341,465)	$16,541,359	$(31,294,236)

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
     The results of operations for the quarter and six-month period ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire year.
Recently issued accounting pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This Statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Corporation adopted SFAS 159 and SFAS 157 effective January 1, 2007. The Corporation decided to early adopt SFAS 159 for the callable brokered certificates of deposit (“CDs”) and a portion of the callable fixed medium-term notes, both of which were hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in determining to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
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
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for periods beginning after November 15, 2007. Effective January 1, 2007, the Corporation elected to early adopt this Statement. For further details and for the effect on the Corporation’s financial condition and results of operations upon adoption of SFAS 157 and SFAS 159, refer to Note 14 to these interim unaudited consolidated financial statements.
     In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007. Refer to Note 13 to these interim unaudited consolidated financial statements for required disclosures and further information on the impact of the adoption of this accounting pronouncement.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS 140. This Statement allows servicing assets and servicing liabilities to be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. This Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement in 2007 did not have a material effect on the Corporation’s financial condition and results of operations as the Corporation continues to utilize the amortization method.
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

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters and six-month periods ended on June 30, 2007 and 2006 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands, except per share data)
Net Income:
Net Income	$23,795	$31,803	$46,627	$35,666
Less: Preferred stock dividend	(10,069)	(10,069)	(20,138)	(20,138)

Net income available to common stockholders	$13,726	$21,734	$26,489	$15,528

Weighted-Average Shares:
Basic weighted average common shares outstanding	83,254	83,254	83,254	82,410
Average potential common shares	622	158	503	498

Diluted weighted average number of common shares outstanding	83,876	83,412	83,757	82,908

Earnings per common share:
Basic	$0.16	$0.26	$0.32	$0.19

Diluted	$0.16	$0.26	$0.32	$0.19

     Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and six-month period ended June 30, 2007, a total of 2,054,600 stock options were not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.
3 – STOCK OPTION PLAN
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

     On January 1, 2006, the Corporation adopted SFAS 123R, “Share-Based Payment” using the “modified prospective” method. Using this method, and since all previously issued stock options were fully vested at the time of the adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (same as the prospective method). The compensation expense associated with stock options for the six-month periods ended June 30, 2007 and 2006 was approximately $2.8 million and $4.9 million, respectively. All employee stock options granted during 2007 and 2006 were fully vested at the time of grant.
     The activity of stock options during the first six-months of 2007 is set forth below:

	Six-Month Period Ended
	June 30, 2007
			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining Contractual	Intrinsic Value
	Options	Exercise Price	Term (Years)	(In thousands)
Beginning of period	3,024,410	$13.95
Options granted	1,170,000	9.20

End of period outstanding and exercisable	4,194,410	$12.63	7.4	$4,403

     The fair value of options granted in 2007 and 2006, that was estimated using the Black-Scholes option pricing, and the assumptions used are as follows:

	2007	2006
Weighted average stock price at grant date and exercise price	$9.20	$12.68
Stock option estimated fair value	$2.40 – $2.45	$4.56 – $4.60
Weighted-average estimated fair value	$2.43	$4.57
Expected stock option term (years)	4.31 – 4.59	4.22 – 4.31
Expected volatility	32%	46%
Expected dividend yield	3.0%	2.2%
Risk-free interest rate	5.1%	4.7% – 5.0%
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
     No stock options were exercised during the first half of 2007. The total intrinsic value of options exercised during the first half of 2006 was approximately $10.0 million. Cash proceeds from options exercised during the first half of 2006 amounted to approximately $19.8 million.

4 – INVESTMENT SECURITIES
       Investment Securities Available for Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007					December 31, 2006
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government sponsored agencies:
After 5 to 10 years	$401,874	$—	$18,815	$383,059	4.30	$402,542	$6	$11,820	$390,728	4.31
After 10 years	12,984	—	166	12,818	6.16	12,984	—	120	12,864	6.16
Puerto Rico Government obligations:
After 1 to 5 years	5,210	124	—	5,334	6.23	4,635	126	—	4,761	6.18
After 5 to 10 years	15,580	102	524	15,158	4.85	15,534	219	508	15,245	4.86
After 10 years	4,948	41	254	4,735	5.86	5,376	98	178	5,296	5.88

United States and Puerto Rico Government obligations	440,596	267	19,759	421,104	4.42	441,071	449	12,626	428,894	4.43

Mortgage-backed securities:
FHLMC certificates:
Within 1 year	70	—	—	70	5.52	82	—	—	82	5.99
After 1 to 5 years	1,100	26	—	1,126	6.94	1,666	36	—	1,702	6.98
After 10 years	5,487	44	243	5,288	5.62	5,846	55	110	5,791	5.61

	6,657	70	243	6,484	5.85	7,594	91	110	7,575	5.92

GNMA certificates:
After 1 to 5 years	655	7	—	662	6.49	866	10	—	876	6.44
After 5 to 10 years	799	4	5	798	5.87	795	3	3	795	5.53
After 10 years	350,976	287	14,747	336,516	5.26	379,363	470	7,136	372,697	5.26

	352,430	298	14,752	337,976	5.26	381,024	483	7,139	374,368	5.26

FNMA certificates:
After 1 to 5 years	58	1	—	59	7.22	90	—	—	90	7.34
After 5 to 10 years	31,557	10	941	30,626	4.78	18,040	10	305	17,745	4.87
After 10 years	778,579	530	23,990	755,119	5.18	864,508	673	11,476	853,705	5.18

	810,194	541	24,931	785,804	5.16	882,638	683	11,781	871,540	5.17

Mortgage pass-through certificates:
After 10 years	172,520	176	708	171,988	5.92	367	3	—	370	7.28

Mortgage-backed securities	1,341,801	1,085	40,634	1,302,252	5.29	1,271,623	1,260	19,030	1,253,853	5.21

Corporate bonds:
After 5 to 10 years	1,300	—	85	1,215	7.70	1,300	—	83	1,217	7.70
After 10 years	4,411	—	688	3,723	7.97	4,412	—	668	3,744	7.97

Corporate bonds	5,711	—	773	4,938	7.90	5,712	—	751	4,961	7.91

Equity securities (without contractual maturity)	5,686	—	866	4,820	0.07	12,406	452	143	12,715	3.70

Total investment securities available for sale	$1,793,794	$1,352	$62,032	$1,733,114	5.07	$1,730,812	$2,161	$32,550	$1,700,423	5.01

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities held for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gains or losses on available for sale securities are presented as part of accumulated other comprehensive income.

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2007 and December 31, 2006:

	As of June 30, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
Obligations of U.S. Government sponsored agencies	$—	$—	$395,877	$18,981	$395,877	$18,981
Puerto Rico Government obligations	1,316	13	13,395	765	14,711	778
Mortgage-backed securities
FHLMC	87	—	3,490	243	3,577	243
GNMA	804	10	319,459	14,742	320,263	14,752
FNMA	88,397	2,152	673,604	22,779	762,001	24,931
Mortgage pass-through trust certificates	138,096	708	—	—	138,096	708
Corporate bonds	—	—	4,938	773	4,938	773
Equity securities	2,154	757	1,662	109	3,816	866

	$230,854	$3,640	$1,412,425	$58,392	$1,643,279	$62,032

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
Obligations of U.S. Government sponsored agencies	$21,802	$146	$381,790	$11,794	$403,592	$11,940
Puerto Rico Government obligations	—	—	13,474	686	13,474	686
Mortgage-backed securities
FHLMC	30	—	3,903	110	3,933	110
GNMA	354,073	7,139	—	—	354,073	7,139
FNMA	376,813	4,719	465,606	7,062	842,419	11,781
Corporate bonds	—	—	4,961	751	4,961	751
Equity securities	1,629	143	—	—	1,629	143

	$754,347	$12,147	$869,734	$20,403	$1,624,081	$32,550

     The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and (ii) U.S. Treasury and agencies securities. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. government. Principal and interest on these securities are therefore deemed recoverable. The Corporation’s policy is to review its investment portfolio for possible other-than temporary impairment, at least quarterly. As of June 30, 2007, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary.
     For each of the six-month periods ended on June 30 of 2007 and 2006, the Corporation recorded other-than-temporary impairments of approximately $2.9 million, on certain equity securities held in its investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the six-month period ended June 30, 2007 amounted to approximately $3.1 million (2006 — $22.8 million). The Corporation realized gross gains of approximately $0.2 million and approximately $0.9 million in gross realized losses for the first six-months of 2007 (2006 — $2.6 million in gross realized gains and approximately $0.2 million in gross realized losses).
Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007					December 31, 2006
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
				(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$205,800	$39	$7	$205,832	4.90	$158,402	$44	$—	$158,446	4.97

Obligations of other U.S. Government sponsored agencies:
Due within 1 year	10,089	1	—	10,090	5.24	24,695	5	—	24,700	5.25
After 10 years	2,092,355	—	68,320	2,024,035	5.82	2,074,943	—	53,668	2,021,275	5.83
Puerto Rico Government obligations:
After 5 to 10 years	17,005	269	326	16,948	5.84	16,716	553	115	17,154	5.84
After 10 years	15,000	—	260	14,740	5.50	15,000	53	—	15,053	5.50

United States and Puerto Rico Government obligations	2,340,249	309	68,913	2,271,645	5.73	2,289,756	655	53,783	2,236,628	5.76

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	13,036	—	498	12,538	3.68	15,438	—	577	14,861	3.61

FNMA certificates:
After 5 to 10 years	12,320	—	457	11,863	3.79	14,234	—	484	13,750	3.80
After 10 years	934,016	5	46,104	887,917	4.36	1,025,703	48	36,064	989,687	4.40

Mortgage-backed securities	959,372	5	47,059	912,318	4.34	1,055,375	48	37,125	1,018,298	4.38

Corporate bonds:
After 10 years	2,000	—	77	1,923	5.80	2,000	40	—	2,040	5.80

Total investment securities held-to-maturity	$3,301,621	$314	$116,049	$3,185,886	5.33	$3,347,131	$743	$90,908	$3,256,966	5.33

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The following tables show the Corporation’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2007 and December 31, 2006.

	As of June 30, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Other U.S. Government sponsored agencies	$97,660	$7	$2,024,035	$68,320	$2,121,695	$68,327
Puerto Rico Government obligations	21,673	327	3,940	259	25,613	586
Mortgage-backed securities
FHLMC	—	—	12,538	498	12,538	498
FNMA	23,513	1,435	872,993	45,126	896,506	46,561
Corporate bonds	1,923	77	—	—	1,923	77

	$144,769	$1,846	$2,913,506	$114,203	$3,058,275	$116,049

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Other U.S. Government sponsored agencies	$—	$—	$2,021,275	$53,668	$2,021,275	$53,668
Puerto Rico Government obligations	—	—	3,978	115	3,978	115
Mortgage-backed securities
FHLMC	—	—	14,861	577	14,861	577
FNMA	24,589	1,020	975,510	35,528	1,000,099	36,548

	$24,589	$1,020	$3,015,624	$89,888	$3,040,213	$90,908

     Held-to-maturity securities in an unrealized loss position as of June 30, 2007 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. The unrealized losses in the held-to-maturity portfolio as of June 30, 2007 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary.

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
     As of June 30, 2007 and December 31, 2006, the Corporation had investments in FHLB stock with a book value of $41.8 million and $38.4 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2007 and December 31, 2006 was $1.7 million.
6 — LOAN PORTFOLIO
          The following is a detail of the loan portfolio:

	June 30,	December 31,
	2007	2006
	(In thousands)
Residential real estate loans	$2,898,667	$2,737,392

Commercial loans:
Construction loans	1,459,774	1,511,608
Commercial mortgage loans	1,278,995	1,215,040
Commercial loans	2,813,448	2,698,141
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	663,931	932,013

Commercial loans	6,216,148	6,356,802

Finance leases	386,267	361,631

Consumer loans	1,721,567	1,772,917

Loans receivable	11,222,649	11,228,742
Allowance for loan and lease losses	(165,009)	(158,296)

Loans receivable, net	11,057,640	11,070,446
Loans held for sale	26,030	35,238

Total loans	$11,083,670	$11,105,684

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary (“First Bank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio of $11.2 billion as of June 30, 2007, approximately 79% have credit risk concentration in Puerto Rico, 13% in the United States and 8% in the Virgin Islands.
     In February 2007, the Corporation entered into various agreements with R&G Financial Corporation (“R&G Financial”) relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial's Puerto Rico banking subsidiary, had outstanding with the Corporation.

In addition, the remaining balance of approximately $271 million was re-documented as a secured loan from the Corporation to R&G Financial. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allowed the Corporation to treat these transactions as “true sales” for accounting and legal purposes and the recharacterization of certain secured commercial loans as securities collateralized by loans. The agreements enabled the Corporation to fulfill the remaining requirement of the consent order signed with banking regulators relating to the mortgage-related transactions with R&G Financial that First BanCorp accounted for as commercial loans secured the mortgage loans and pass-through trust certificates.
          As part of the agreements entered with R&G Financial, the Corporation recognized a net gain of $2.5 million in the first quarter of 2007 as a result of the differential between the carrying value of the loans, the net payment received and the fair value of securities obtained from R&G Financial.
7 – ALLOWANCE FOR LOAN AND LEASE LOSSES
          The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$161,419	$152,596	$158,296	$147,999
Provision for loan and lease losses	24,628	9,354	49,542	28,730
Charge-offs	(22,419)	(16,812)	(45,596)	(33,261)
Recoveries	1,381	1,389	2,767	3,059

Balance at end of period	$165,009	$146,527	$165,009	$146,527

          The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance is for loans with respect to which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. As of June 30, 2007 and December 31, 2006, impaired loans had a related allowance as follows:

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Impaired loans	$153,579	$63,022

Allowance for impaired loans	9,761	9,989
     Interest income in the amount of approximately $1.1 million and $0.8 million was recognized on impaired loans for the quarters ended June 30, 2007 and 2006, respectively. Interest income in the amount of approximately $1.9 million and $2.0 million was recognized on impaired loans for the six-month period ended June 30, 2007 and 2006, respectively.

8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     The Corporation designates a derivative as either a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As part of the interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under the interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps and unrealized gains and losses arising from changes in fair value are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being hedged. As of June 30, 2007, all derivatives held by the Corporation were considered economic undesignated hedges.
     Effective January 1, 2007, the Corporation adopted SFAS 159 for its callable brokered CDs and a portion of its callable fixed medium-term notes that were hedged with interest rate swaps, following fair value hedge accounting under SFAS 133. Interest rate risk on the callable brokered CDs and medium-term notes elected for the fair value option under SFAS 159 continues to be economically hedged with callable interest rate swaps. Prior to the implementation of SFAS 159, the Corporation had been following the long-haul method of accounting under SFAS 133, which was adopted on April 3, 2006, for its portfolio of callable interest rate swaps, callable brokered CDs and callable notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent that changes in the fair value of a derivative do not offset changes in the fair value of the hedged item. The Corporation recognized, as a reduction to interest expense, approximately $2.0 million for the quarter ended June 30, 2006, representing ineffectiveness on derivatives that qualified as a fair value hedge under SFAS 133.
     In addition, effective on January 1, 2007, the Corporation discontinued the use of fair value hedge accounting under SFAS 133 for interest rate swaps that hedge its $150 million medium-term note (“the $150 million medium-term note”). The Corporation’s decision was based on the determination that the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note. After the discontinuance of hedge accounting, the basis adjustment, which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, is being amortized or accreted over the remaining life of the liability as a yield adjustment. The $150 million medium-term note was redeemed prior to its maturity during the second quarter of 2007.
     The following table summarizes the notional amounts of all derivative instruments as of June 30, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,572	$80,720
Receive fixed versus pay floating	4,610,951	4,802,370
Embedded written options	53,515	13,515
Purchased options	53,515	13,515
Written interest rate cap agreements	128,090	125,200
Purchased interest rate cap agreements	307,879	330,607

	$5,234,522	$5,365,927

          The following table summarizes the notional amounts of all derivatives by the Corporation’s designation as of June 30, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit, notes payable and loans	$4,691,523	$336,473
Embedded options on stock index deposits	53,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	13,515
Written interest rate cap agreements	128,090	125,200
Purchased interest rate cap agreements	307,879	330,607

Total derivatives not designated as hedges	$5,234,522	$819,310

Designated hedges:
Fair value hedges:
Interest rate swaps used to hedge fixed-rate certificates of deposit	$—	$4,381,175
Interest rate swaps used to hedge fixed- and step-rate notes payable	—	165,442

Total fair value hedges	$—	$4,546,617

Total	$5,234,522	$5,365,927

     As of June 30, 2007, derivatives not designated or not qualifying for hedge accounting with a positive fair value of $28.0 million (December 31, 2006 — $16.2 million) and a negative fair value of $207.2 million (December 31, 2006 — $16.3 million) were recorded as part of “Other Assets” and “Accounts payable and other liabilities,” respectively, in the Consolidated Statements of Financial Condition. As of December 31, 2006 derivatives qualifying for fair value hedge accounting with a negative fair value of $126.7 million were recorded as part of “Accounts payable and other liabilities” in the Consolidated Statement of Financial Condition.

     The majority of the Corporation’s derivative instruments represent interest rate swaps that mainly convert long-term fixed-rate brokered CDs to a floating-rate. A summary of the types of swaps used as of June 30, 2007 and December 31, 2006 follows:

	As of	As of
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$80,572	$80,720
Weighted average receive rate at period end	7.01%	7.38%
Weighted average pay rate at period end	6.53%	6.37%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$4,610,951	$4,802,370
Weighted average receive rate at period end	5.19%	5.16%
Weighted average pay rate at period end	5.40%	5.42%
Floating rates range from 5 basis points under to 11 basis points over 3-month LIBOR
     Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (e.g., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.
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

9 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of June 30, 2007 amounted to $28.1 million (December 31, 2006 — $28.7 million), recognized as part of “Other Assets”, resulting primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2007 and 2006.
     As of June 30, 2007, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $16.6 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2006 — $41.2 million and $15.0 million, respectively). For each of the quarters ended June 30, 2007 and 2006, the amortization expense of core deposits amounted to $0.8 million. For the six-month periods ended June 30, 2007 and 2006, the amortization expense of core deposits amounted to $1.7 million and $1.8 million, respectively.
10 — DEPOSITS
     The following table summarizes deposit balances:

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Non-interest bearing checking account deposits	$642,834	$790,985
Savings accounts	1,042,172	984,332
Interest-bearing checking accounts	473,370	433,278
Certificates of deposit	1,659,608	1,696,213
Brokered certificates of deposit (includes $4,316,392 measured at fair value as of June 30, 2007)	7,814,947	7,099,479

	$11,632,931	$11,004,287

     The interest expense on deposits includes the valuation to market of interest rate swaps that hedge brokered CDs (economically or under fair value hedge accounting), the related interest exchanged, the amortization of broker placement fees, the amortization of basis adjustment and changes in fair value of callable brokered CDs elected for the fair value option under SFAS 159 (“SFAS 159 brokered CDs”).
          The following are the components of interest expense on deposits:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In thousands)
Interest expense on deposits	$125,690	$143,801	$248,054	$261,053
Amortization of broker placement fees (1)	2,114	4,756	4,258	8,705

Interest expense on deposits excluding net unrealized loss on derivatives (undesignated and designated hedges), SFAS 159 brokered CDs and amortization of basis adjustment on fair value hedges	127,804	148,557	252,312	269,758
Net unrealized loss on derivatives (undesignated and designated hedges) and SFAS 159 brokered CDs	6,078	7,318	5,660	72,955
Amortization of basis adjustment on fair value hedges	—	1,279	—	1,279

Total interest expense on deposits	$133,882	$157,154	$257,972	$343,992

(1)	For 2007 the amortization of broker placement fees is related to brokered CDs not elected for the fair value option under SFAS 159.
     Total interest expense on deposits includes interest exchanged on interest rate swaps that hedge (economically or under fair value hedge accounting) brokered CDs that for the quarter and six-month period ended June 30, 2007 amounted to net interest incurred of $3.5 million and of $7.3 million, respectively (2006 -

net interest incurred of $1.8 million for the second quarter and net interest realized of $1.7 million for the six- month period).
11 — NOTES PAYABLE
     Notes payable consist of:

	June 30,	December 31,
	2007	2006
	(In thousands)
Callable fixed-rate notes, bearing interest at 6.00%, maturing on October 1, 2024 (1)	$—	$151,554

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% maturing on October 18, 2019, measured at fair value under SFAS 159 as of June 30, 2007	14,666	15,616

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	8,473	7,525

Series B maturing on May 27, 2011	9,077	8,133

	$32,216	$182,828

(1)	During the second quarter of 2007, the Corporation early redeemed the $150 million medium-term note. The derecognition of the unamortized balances of the basis adjustment, placement fees and debt issue costs resulted in adjustments to earnings of approximately $1.3 million, increasing the Corporation’s net interest income.
12 — OTHER BORROWINGS
     Other borrowings consist of:

	June 30,	December 31,
	2007	2006
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (8.11% as of June 30, 2007 and as of December 31, 2006)	$102,902	$102,853

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (7.86% as of June 30, 2007 7.87% as of December 31, 2006)	128,866	128,866

	$231,768	$231,719

13 — INCOME TAXES
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
     For the six-month period ended June 30, 2007, the Corporation recognized an income tax expense of $12.4 million, compared to $4.3 million for the same period in 2006. The increase in income tax expense for the first half of 2007 as compared to the first half of 2006 was mainly due to a decrease in deferred income tax benefits, resulting from lower unrealized losses on derivative instruments and the adoption of SFAS 159, partially offset by a reduction in the current income tax provision.
     The adoption of the long-haul method of effectiveness testing under SFAS 133, on April 3, 2006, caused significant fluctuations in operating results when comparing year to date figures for 2007 and 2006. Prior to the implementation of the long-haul method, the Corporation recorded as part of interest expense unrealized losses of $69.7 million in the valuation of derivative instruments during the first quarter of 2006, which resulted on higher deferred tax benefits. The adoption of the long-haul method during the second quarter of 2006 and SFAS 159 effective January 1, 2007, reduced the earnings volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. For the first half of 2007, the Corporation recorded net unrealized and realized losses on derivative instruments and SFAS 159 liabilities of $6.9 million compared to net unrealized losses of $77.3 million for the same period in 2006. For the first half of 2007, the Corporation recognized a deferred tax benefit of $2.0 million compared to $26.5 million for the same period in 2006.

     The current provision for income taxes for the first half of 2007 amounted to $14.4 million compared to $30.6 million for the first half of 2006, a decrease of $16.2 million. The decrease in the current income tax provision for the first half of 2007 is mainly attributable to a lower taxable income.
     As of June 30, 2007, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and thus, established a valuation allowance of $6.2 million, compared to a valuation allowance of $6.1 million as of December 31, 2006. As of June 30, 2007, the deferred tax asset, net of the valuation allowance of $6.2 million, amounted to approximately $110.1 million compared to $162.1 million as of December 31, 2006.
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
     As of January 1, 2007, the balance of the Corporation’s UTBs, amounted to $28.5 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of January 1, 2007, the Corporation’s accrual for interest that relate to tax uncertainties amounted to $6.3 million. As of January 1, 2007 there is no need to accrue for the payment of penalties. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Corporation does not anticipate any significant changes to its UTBs within the next 12 months.
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
14 — FAIR VALUE
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
Transition Impact

	Ending Statement of	Net	Opening Statement of
	Financial Condition	Increase	Financial Condition
	as of December 31, 2006	in Retained Earnings	as of January 1, 2007
(In thousands)	(Prior to Adoption) (1)	upon Adoption	(After Adoption of Fair Value Option)

Callable brokered CDs	$(4,513,020)	$149,621	$(4,363,399)
Medium-term notes	(15,637)	840	$(14,797)

Cumulative-effect adjustment (pre-tax)		150,461
Tax impact		(58,683)

Cumulative-effect adjustment (net of tax), increase to retained earnings		$91,778

(1)	Net of debt issue costs, placement fees and basis adjustment as of December 31, 2006.
Fair Value Option
Callable brokered CDs and Certain Medium-Term Notes
     The Corporation elected to account at fair value certain financial liabilities which were hedged with interest rate swaps which were designated for fair value hedge accounting in accordance with SFAS 133. As of June 30, 2007, these liabilities included callable brokered CDs with an aggregate fair value of $4.3 billion and principal balance of $4.5 billion recorded in interest-bearing deposits; and certain medium-term notes with a fair value of $14.7 million and principal balance of $15.4 million recorded in notes payable. Interest paid on these instruments continues to be recorded in interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs and medium-term notes measured at fair value under SFAS 159 continue to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for other brokered CDs and the other callable medium-term note, the $150 million medium-term note, because these are not hedged by derivatives that qualified for hedge accounting in accordance with SFAS 133. Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting for interest rate swaps that hedge the $150 million medium-term note since the interest rate swaps were not longer effective in offsetting the changes in the fair value of the $150 million medium-term note. The Corporation redeemed the $150 million medium-term note during the second quarter of 2007.
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

Level 1	Level assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g. callable brokered CDs and medium-term notes elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
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
Medium-Term Notes
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes that the Corporation has elected the fair value option amounted to $1.0 million for the six-month period ended June 30, 2007. For the medium-term notes the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and option.
Investment Securities
     The fair value of investment securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use unobservable inputs due to the limited market activity of the instrument.
Derivative Instruments
     The fair value of the derivative instruments was provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	June 30, 2007
	Fair Value Measurements Using
				Assets/ (Liabilities)
(In thousands)	Level 1	Level 2	Level 3	at Fair Value
Callable brokered CDs (1)	$—	$(4,316,392)	$—	$(4,316,392)
Medium-term notes (1)	—	(14,666)	—	(14,666)
Securities available for sale (2)	405,636	1,155,490	171,988	1,733,114
Derivative instruments (3)	—	(193,823)	14,633	(179,190)

(1)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.

(2)	Carried at fair value prior to the adoption of SFAS 159.

(3)	Derivatives as of June 30, 2007 included derivative assets of $28.0 million and derivative liabilities of $207.2 million, all of which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Fair Values for the Quarter Ended			Changes in Fair Values for the Six-Month Period Ended
	June 30, 2007, for items Measured at Fair Value Pursuant			June 30, 2007, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
			Total			Total
			Changes in			Changes in
			Fair Value Gains			Fair Value
	Gains included in	Gains included in	Included in	Losses included in	Losses included in	Included in Losses
	Interest Expense	Interest Expense	Current-Period	Interest Expense	Interest Expense	Current-Period
	on Deposits	on Notes Payable	Earnings (1)	on Deposits	on Notes Payable	Earnings (1)
Callable brokered CDs	$18,813	$—	$18,813	$(56,364)	$—	$(56,364)
Medium-term notes	—	59	59	—	(256)	(256)

	$18,813	$59	$18,872	$(56,364)	$(256)	$(56,620)

(1)	Changes in fair value for the quarter and six-month period ended June 30, 2007 include interest expense on callable brokered CDs of $56.8 million and $112.8 million, respectively, and interest expense on medium-term notes of $0.2 million and $0.4 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Income based on their contractual coupons.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six-month period ended June 30, 2007.

Level 3 Instruments Only	Total Fair Value Measurements ( Quarter ended June 30, 2007)		Total Fair Value Measurements ( Six-month period ended June 30, 2007)
(In thousands)	Derivatives (1)	Securities Available For Sale (2)	Derivatives (1)	Securities Available For Sale (2)
Beginning balance	$9,583	$176,786	$10,288	$370
Total gains or (losses) (realized/unrealized):
Included in earnings	5,050	—	4,345	—
Included in other comprehensive income	—	2,956	—	(535)
New instruments acquired	—	—	—	182,376
Principal repayments and amortization	—	(7,754)	—	(10,223)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$14,633	$171,988	$14,633	$171,988

(1)	Amounts mostly related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain available for sale securities collateralized by loans acquired in the first quarter of 2007 as part of the recharacterization of certain secured commercial loans.
     The table below summarizes gains and losses due to changes in fair value recorded in earnings for Level 3 assets and liabilities for the quarter and six-month period ended June 30, 2007.

Level 3 Instruments Only	Total Gains and (Losses) (Quarter ended June 30, 2007)		Total Gains and (Losses) (Six-month period ended June 30, 2007)
(In thousands)	Derivatives (1)	Securities Available For Sale	Derivatives (1)	Securities Available For Sale
Classification of gains and (losses) included in earnings (2):

Interest income on loans	$159	$—	$(136)	$—
Interest income on investment securities	4,891	—	4,481	—

	$5,050	$—	$4,345	$—

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	All gains and losses included in current period earnings were unrealized.
     The table below summarizes changes in unrealized gains or losses recorded in earnings for the quarter and six-month period ended June 30, 2007 for Level 3 assets and liabilities that are still held as of June 30, 2007.

Level 3 Instruments Only	Changes in Unrealized Gains and (Losses) (Quarter ended June 30, 2007)		Changes in Unrealized Gains and (Losses) (Six-month period ended June 30, 2007)
(In thousands)	Derivatives (1)	Securities Available For Sale	Derivatives (1)	Securities Available For Sale
Changes in unrealized gains and (losses) relating to assets still held at reporting date:

Interest income on loans	$159	$—	$(136)	$—
Interest income on investment securities	4,891	—	4,481	—

	$5,050	$—	$4,345	$—

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill). As of June 30, 2007, loans held for sale carried at the lower of cost or fair value, with an aggregate cost of $26.4 million had been written down to fair value of $26.0 million. Fair value of loans held for sale is primarily derived from independent market quotations based on the mortgage-backed securities market (Level 2).
15 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of June 30, 2007, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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
The following table presents information about the reportable segments (in thousands):

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
For the quarter ended June 30, 2007:
Interest income	$40,944	$46,506	$109,183	$76,148	$33,090	$305,871
Net (charge) credit for transfer of funds	(30,933)	26,202	(72,460)	81,750	(4,559)	—
Interest expense	—	(19,921)	—	(160,598)	(8,137)	(188,656)

Net interest income (loss)	10,011	52,787	36,723	(2,700)	20,394	117,215

Provision for loan and lease losses	(1,237)	(12,091)	(8,171)	—	(3,129)	(24,628)
Other income (loss)	372	6,275	1,272	(1,297)	4,281	10,903
Direct operating expenses	(5,114)	(22,707)	(3,658)	(2,023)	(11,230)	(44,732)

Segment income (loss)	$4,032	$24,264	$26,166	$(6,020)	$10,316	$58,758

Average earnings assets	$2,527,577	$1,835,842	$5,401,162	$5,369,401	$1,307,741	$16,441,723

For the quarter ended June 30, 2006:
Interest income	$36,528	$50,539	$132,974	$96,218	$28,184	$344,443
Net (charge) credit for transfer of funds	(26,269)	28,134	(87,038)	90,114	(4,941)	—
Interest expense	—	(17,902)	—	(194,388)	(5,915)	(218,205)

Net interest income (loss)	10,259	60,771	45,936	(8,056)	17,328	126,238

(Provision) recovery for loan and lease losses	(3,261)	368	865	—	(7,326)	(9,354)
Other income	450	5,909	2,127	64	4,873	13,423
Net loss on partial extinguishment of a secured commercial loan to a local financial institution	—	—	(11,640)	—	—	(11,640)
Direct operating expenses	(3,790)	(21,259)	(3,323)	(1,425)	(11,170)	(40,967)

Segment income (loss)	$3,658	$45,789	$33,965	$(9,417)	$3,705	$77,700

Average earnings assets	$2,270,072	$1,934,608	$6,922,171	$7,563,499	$1,127,120	$19,817,470

	Mortgage		Commercial and	Treasury and
	Banking	Consumer	Corporate	Investments	Other	Total
For the six-month period ended June 30, 2007:
Interest income	$80,818	$93,638	$217,078	$148,352	$64,570	$604,456
Net (charge) credit for transfer of funds	(60,755)	54,161	(145,129)	162,227	(10,504)	—
Interest expense	—	(39,084)	—	(315,104)	(15,618)	(369,806)

Net interest income (loss)	20,063	108,715	71,949	(4,525)	38,448	234,650

Provision for loan and lease losses	(1,186)	(27,687)	(14,078)	—	(6,591)	(49,542)
Other income (loss)	1,154	15,143	2,016	(3,316)	9,231	24,228
Net gain on partial extinguishment and recharacterization of secured commercial loan to a local financial institution	—	—	2,497	—	—	2,497
Direct operating expenses	(10,361)	(45,452)	(9,508)	(4,101)	(22,736)	(92,158)

Segment income (loss)	$9,670	$50,719	$52,876	$(11,942)	$18,352	$119,675

Average earnings assets	$2,493,630	$1,852,079	$5,446,161	$5,437,931	$1,287,627	$16,517,428

For the six-month period ended June 30, 2006:
Interest income	$71,852	$100,512	$267,422	$177,174	$55,188	$672,148
Net (charge) credit for transfer of funds	(49,806)	53,205	(176,169)	182,140	(9,370)	—
Interest expense	—	(33,933)	—	(427,905)	(11,253)	(473,091)

Net interest income	22,046	119,784	91,253	(68,591)	34,565	199,057

(Provision) recovery for loan and lease losses	(3,587)	(12,917)	33	—	(12,259)	(28,730)
Other income (loss)	(104)	11,745	3,045	(846)	10,171	24,011
Net loss on partial extinguishment of a secured commercial loan to a local financial institution	—	—	(11,640)	—	—	(11,640)
Direct operating expenses	(7,375)	(42,672)	(8,562)	(3,281)	(21,651)	(83,541)

Segment income (loss)	$10,980	$75,940	$74,129	$(72,718)	$10,826	$99,157

Average earnings assets	$2,203,199	$1,935,327	$7,290,553	$6,980,564	$1,102,711	$19,512,354
     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended		Six-month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income:
Total income for segments and other	$58,758	$77,700	$119,675	$99,157
Other operating expenses	(28,722)	(30,073)	(60,660)	(59,237)

Income before income taxes	30,036	47,627	59,015	39,920
Income taxes	(6,241)	(15,824)	(12,388)	(4,254)

Total consolidated net income	$23,795	$31,803	$46,627	$35,666

Average assets:
Total average earning assets for segments	$16,441,723	$19,817,470	$16,517,428	$19,512,354
Average non-earning assets	684,398	744,490	600,243	707,886

Total consolidated average assets	$17,126,121	$20,561,960	$17,117,671	$20,220,240

16 – COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell and purchase mortgage loans at fair value. As of June 30, 2007, commitments to extend credit amounted to approximately $1.8 billion and standby letters of credit amounted to approximately $97.9 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
          As of June 30, 2007, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations, except as described below.
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
          In 2007, the Corporation reached an agreement in principle and signed a memorandum of understanding with the lead plaintiff in a consolidated securities class action relating to accounting for the mortgage-related transactions named “In Re: First BanCorp Securities Litigations”. The agreement specified a payment of $74.25 million by the Corporation subject to the approval by the United States District Court for the District of Puerto Rico. On August 1, 2007, the District Court issued a “Preliminary Order” approving the stipulation of this settlement. The effectiveness of a final order to be issued by the Court is subject to:
•	The payment of $61 million to be deposited by First BanCorp in a settlement fund within fifteen calendar days of the date of issuance of the “Preliminary Order” which was paid on August 16, 2007 and

•	The mailing of a notice to shareholders that describes the general terms of the settlement
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

17 – FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2007 and December 31, 2006 and the results of its operations for the quarter and six-month period ended June 30, 2007 and 2006.

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Assets
Cash and due from banks	$30,706	$14,584
Money market investments	7,746	300
Investment securities available for sale, at market:
Mortgage-backed securities	54,460	—
Equity investments	4,819	12,715
Other equity securities	1,425	1,425
Loans receivable, net	2,634	65,161
Investment in FirstBank Puerto Rico	1,406,341	1,309,066
Investment in FirstBank Insurance Agency	3,497	2,982
Investment in Ponce General Corporation	104,866	103,274
Investment in PR Finance	2,799	2,623
Accrued interest receivable	365	401
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	50,664	84,664

Total assets	$1,677,281	$1,604,154

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$285,418	$288,269
Accounts payable and other liabilities	85,551	86,332

Total liabilities	370,969	374,601

Stockholders’ equity	1,306,312	1,229,553

Total liabilities and stockholders’ equity	$1,677,281	$1,604,154

	Quarter Ended		Six-month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Income:
Interest income on investment securities	$852	$—	$1,435	$178
Interest income on other investments	6	164	17	167
Interest income on loans	89	1,032	462	2,085
Dividend from FirstBank Puerto Rico	20,963	1,961	22,991	19,088
Dividend from other subsidiaries	—	9,500	1,000	13,500
Other income	141	134	279	258

	22,051	12,791	26,184	35,276

Expense:
Notes payable and other borrowings	4,670	4,522	9,340	8,668
Interest on funding to subsidiaries	843	1,227	1,708	1,969
Provision (recovery) for loan losses	—	—	1,320	(71)
Other operating expenses	640	1,288	1,634	2,544

	6,153	7,037	14,002	13,110

Net loss on investments and impairments	(1,437)	(817)	(3,595)	(1,850)

Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	(1,207)	—

Income before income taxes and equity in undistributed earnings of subsidiaries	14,461	4,937	7,380	20,316

Income tax benefit (provision)	1,212	(1,925)	2,501	(837)

Equity in undistributed earnings of subsidiaries	8,122	28,791	36,746	16,187

Net income	$23,795	$31,803	$46,627	$35,666

18 – SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands except for per share and financial ratios)

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
Condensed Income Statements:
Total interest income	$305,871	$344,443	$604,456	$672,148
Total interest expense	188,656	218,205	369,806	473,091
Net interest income	117,215	126,238	234,650	199,057
Provision for loan and lease losses	24,628	9,354	49,542	28,730
Non-interest income	10,903	1,783	26,725	12,371
Non-interest expenses	73,454	71,040	152,818	142,778
Income before income taxes	30,036	47,627	59,015	39,920
Income tax expense	(6,241)	(15,824)	(12,388)	(4,254)
Net income	23,795	31,803	46,627	35,666
Net income attributable to common stockholders	13,726	21,734	26,489	15,528
Per Common Share Results:
Net income per share basic	$0.16	$0.26	$0.32	$0.19
Net income per share diluted	$0.16	$0.26	$0.32	$0.19
Cash dividends declared	$0.07	$0.07	$0.14	$0.14
Average shares outstanding	83,254	83,254	83,254	82,410
Average shares outstanding diluted	83,876	83,412	83,757	82,908
Book value per common share	$9.08	$7.32	$9.08	$7.32
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.56	0.62	0.54	0.36
Interest Rate Spread (1)	2.34	2.28	2.35	2.46
Net Interest Margin (1)	2.88	2.73	2.91	2.91
Return on Average Total Equity	7.16	10.91	7.45	6.05
Return on Average Common Equity	7.05	14.08	7.55	4.90
Average Total Equity to Average Total Assets	7.76	5.69	7.31	5.88
Dividend payout ratio	42.46	26.81	44.00	74.93
Efficiency ratio (2)	57.33	55.49	58.47	67.53
Asset Quality:
Allowance for loan and lease losses to loans receivable	1.47	1.35	1.47	1.35
Net charge-offs (annualized) to average loans	0.75	0.50	0.77	0.48
Provision for loan and lease losses to net charge-offs	1.17	0.61	1.16	0.95
Other Information:
Common Stock Price: End of period	$10.99	$9.30	$10.99	$9.30

	As of	As of
	June 30,	December 31,
	2007	2006
Balance Sheet Data:
Loans and loans held for sale	$11,248,679	$11,263,980
Allowance for loan and lease losses	165,009	158,296
Money market and investment securities	5,786,770	5,544,183
Total assets	17,605,045	17,390,256
Deposits	11,632,931	11,004,287
Borrowings	4,154,747	4,662,271
Total common equity	756,212	679,453
Total equity	1,306,312	1,229,553

1-	On a tax equivalent basis (see discussion in “Net Interest Income” below).

2-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring items and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

EXPLANATORY NOTE
          First BanCorp (the “Corporation” or “First BanCorp”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the interim period ended June 30, 2007 as a result of the delay in completing the restatement of the Corporation’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of an amendment of First BanCorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Corporation’s subsequent reports.
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
          For the quarter ended June 30, 2007, the Corporation’s net income amounted to $23.8 million, compared to $31.8 million for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, diluted earnings per common share amounted to $0.16, compared to $0.26 for the comparable period in 2006. Return on average assets and return on average common equity were 0.56% and 7.05% respectively, for the quarter ended June 30, 2007 as compared to 0.62% and 14.08%, respectively, for the same quarter of 2006. The Corporation’s financial performance for the second quarter of 2007, as compared to the second quarter of 2006, was principally impacted by: (1) a higher provision for loan and lease losses due to deteriorating economic conditions in Puerto Rico, and (2) lower net interest income driven by a reduction in the Corporation’s average interest-earning assets. These were partially offset by a decrease in income tax expenses and an increase in non-interest income. During the second quarter of 2006, the Corporation recorded a loss of $11.6 million on the partial extinguishment of a secured commercial loan to a local financial institution.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended June 30, 2007 included the following:
•	For the quarter ended June 30, 2007, the Corporation’s operations resulted in a net income of $23.8 million, compared to $31.8 million for the quarter ended June 30, 2006. After payment of preferred stock dividends, the Corporation’s net income attributable to common stockholders amounted to $13.7 million for the second quarter of 2007, compared to $21.7 million for the same period a year ago.

•	Diluted earnings per common share for the quarter ended June 30, 2007 was $0.16, compared to $0.26 for the quarter ended June 30, 2006.

•	Net interest income for the quarters ended June 30, 2007 and 2006 was $117.2 million and $126.2 million, respectively. The decrease in net interest income for the second quarter of 2007 was mainly driven by a reduction in the Corporation’s average interest-earning assets of $3.4 billion, or 17%, as compared to the same period for 2006. The decrease in average interest-earnings assets for the quarter ended June 30, 2007 compared to the same period a year ago resulted from a decrease in average loans of $1.2 billion and a decrease of $2.2 billion in average investments including short-term money market investments. The decrease in the Corporation’s loan portfolio was due to the payment of $2.4 billion received from a local financial institution, during the second quarter of 2006, to reduce certain secured commercial loan with the Corporation. Refer to the “Net Interest Income” discussion below for further details.

On a tax-equivalent basis, excluding the changes in the fair value of derivative instruments, the ineffective portion resulting from fair value hedge accounting, the basis adjustment amortization or accretion and unrealized gains on liabilities elected for fair value option under Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below), net interest income for the quarters ended June 30, 2007 and 2006 was $119.5 million and $136.2 million, respectively. The decrease in tax-equivalent net interest income was principally due to significant decreases in the average volume of interest-earning assets coupled with a decrease in tax-equivalent adjustments. The taxable equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to regular taxable income. For the second quarter of 2007, tax-equivalent adjustments amounted to $3.4 million compared to $6.6 million for the same period in 2006. The decrease in tax-equivalent adjustments was mainly due to decreases in the net interest spread on tax-exempt assets as well as changes in the proportion of tax-exempt assets to total assets and changes in the statutory income tax rate in Puerto Rico. These were partially offset by an increase in the net interest margin due to the re-pricing of variable rate loans, principally commercial and construction loans. The net interest spread and margin, on a tax equivalent basis, for the quarter ended June 30, 2007 were 2.34% and 2.88%, respectively, compared to 2.28% and 2.73%, respectively, for the same period in 2006.

Increases in short-term interest rates resulted in a change in net interest settlements on interest rate swaps included as part of interest expense. For the quarter ended June 30, 2007, the net interest settlement on such interest rate swaps resulted in additional charges to interest expense of $3.5 million, compared to $1.8 million recognized during the second quarter of 2006.

•	For the second quarter of 2007, the Corporation’s provision for loan and lease losses amounted to $24.6 million, compared to $9.4 million for the same period in 2006. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2007 was primarily due to increases in non-accruing loans and charge-offs coupled with the growth of the Corporation’s commercial loan portfolio (other than secured commercial loans to local financial institutions). In addition, during 2006 the Corporation’s experienced a reduction in its provision for loan and lease losses levels due to the repayment of approximately $2.4 billion received in connection with a secured commercial loan extended to a local financial institution. The Corporation determined, based on an analysis of the credit quality, composition of its loan portfolio, and loan loss experience, that a larger provision was required during 2007, as compared to 2006, to maintain its level of loan and lease losses at an appropriate level. The increase in non-accrual loans and charge-offs during 2007, as compared to the first half of 2006, reflected deteriorating economic conditions in Puerto Rico. Puerto Rico is in the midst of a recession caused by, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.

•	For the quarter ended June 30, 2007, the Corporation’s non-interest income amounted to $10.9 million, compared to $1.8 million for the quarter ended June 30, 2006. During the second quarter of 2006, the Corporation recorded a net loss of $11.6 million on the partial extinguishment of a secured commercial loan extended to a local financial institution, causing a significant fluctuation in non-interest income when comparing operating results for 2007 and 2006. This positive variance was partially offset with decreases in other commissions and fees and higher losses on investments.

•	Non-interest expenses for the second quarter of 2007 amounted to $73.5 million, compared to $71.0 million for the same period in 2006. The increase in non-interest expenses for 2007 was mainly due to increases in employees’ compensation and benefits, other taxes, occupancy and equipment expenses, business promotion expenses and legal contingencies partially offset by a decrease in legal, accounting and consulting fees due to the conclusion during the third quarter of 2006 of the internal review conducted by the Corporation’s Audit Committee and the restatement process.

•	For the second quarter of 2007, the Corporation’s income tax expense amounted to $6.2 million, compared to $15.8 million for the same period in 2006. The decrease in the provision for income taxes for the second quarter of 2007, compared to 2006, was mainly due to a reduction in the current income tax provision. The decrease in the current income tax provision for the second quarter of 2007 is mainly attributable to lower taxable income.

•	Total assets as of June 30, 2007 amounted to $17.6 billion, an increase of $214.8 million compared to total assets as of December 31, 2006. The increase in total assets as of June 30, 2007, compared to total assets as of December 31, 2006, was mainly the result of an increase in money market investments of $252.0 million, partially offset by slight decreases in total loans and investment securities of $22.0 million and $9.4 million, respectively. During the second quarter of 2007, the Corporation temporarily invested a portion of the proceeds from newly issued brokered CDs in short-term money market investments in anticipation of expected maturities of brokered CDs during the second half of the year. As of June 30, 2007, the Corporation’s outstanding brokered CDs increased by $715.5 million compared to the balance as of December 31, 2006. Proceeds from newly issued brokered CDs were also used to reduce the balance of the securities sold under repurchase agreements and for the redemption of its $150 million callable fixed-rate medium-term note (“the $150 million medium-term note”). The decrease in the Corporation’s loan portfolio was due to the execution of several agreements entered into with R&G Financial Corporation (“R&G Financial”) as discussed below.

During the first quarter of 2007, the Corporation entered into various agreements with R&G Financial relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial’s banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of $271 million was re-documented as a secured loan from the Corporation to R&G Financial. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes. The execution of the agreements caused a decrease in the Corporation’s loans portfolio and an increase in the Corporation’s investment securities portfolio.

Notwithstanding the recognition, as of June 30, 2007, of securities collateralized by loans with a fair market value of $171.6 million obtained as part of the execution of the agreements entered into with R&G Financial discussed above, the Corporation’s investment portfolio decreased by $9.4 million as compared to the balance as of December 31, 2006. The decrease in investment securities was due to the Corporation’s decision to deleverage its balance sheet by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities. The Corporation’s decision to deleverage its investment portfolio was influenced, among other things, by the flat -to- inverted yield curve.

•	As of June 30, 2006, total liabilities amounted to $16.3 billion, an increase of $138.0 million as compared to $16.2 billion as of December 31, 2006. The increase in total liabilities was mainly due to an increase in brokered CDs and FHLB advances, partially offset by decreases in non-interest bearing deposits, federal funds purchased and securities sold under repurchase agreements, and notes payable. The increase in brokered CDs was principally due to the issuance of new brokered CDs in anticipation of expected maturities during the second half of the year. Notes payable decreased during the second quarter of 2007 due to the early redemption of the $150 million medium-term note. The Corporation’s decision was influenced, among other things, by the weighted-average cost of this note, which was above the Corporation’s weighted-average cost of funds.

•	Total loan production for the quarter ended June 30, 2007 was $932.8 million, compared to $1.3 billion for the comparable period in 2006. The decrease in loan production during 2007 was mainly due to decreases in residential real estate, commercial and consumer loan originations, which were negatively impacted by higher prevailing interest rates, worsening economic conditions in Puerto Rico and South Florida, and stricter underwriting guidelines.

•	Total non-performing loans as of June 30, 2007 amounted to $315.6 million compared to $252.1 million as of December 31, 2006. The increase in non-performing loans was mainly attributable to the classification as non-accrual of one loan relationship in the Corporation’s bank loan agency in Florida (the “Miami Agency”) of approximately $36.4 million and the continued increase in non-performing residential real estate loans in Puerto Rico of approximately $33.1 million, as compared to the balance as of December 31, 2006. Market data during the second quarter of 2007 suggested that the South Florida market was weakening, causing deterioration in the Corporation’s commercial and construction loan portfolios in South Florida, particularly the Corporation’s portfolio of condominium conversion (“condo conversion”) loans in Miami. During the third quarter of 2007, the Corporation classified as non-accrual $24.1 million of the same relationship in addition to the $36.4 million classified during the second quarter. Since the third quarter of 2006, the Corporation decided to limit the origination and reduce the exposure of condo conversion loans in South Florida. As a result, the condo conversion loan portfolio decreased from its peak in May 2006 of approximately $653 million to approximately $369 million at June 30, 2007. The Corporation performed an analysis of all its Miami Agency relationships as of June 30, 2007, and based on current information believes that the portfolio will continue to perform adequately and no impairment adjustment was deemed necessary.

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
Recently Adopted Accounting Pronouncements
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
     In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007.
     For additional information and further details on the adoption of SFAS 157, SFAS 159 and FIN 48 as well as other recently adopted accounting pronouncements, refer to Notes 1, 13 and 14 of the accompanying unaudited interim consolidated financial statements.

Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2007 was $117.2 million and $234.7 million, respectively, compared to $126.2 million and $199.1 million, respectively, for the comparable periods in 2006. On a tax equivalent basis, excluding the changes in the fair value of derivative instruments, the ineffective portion resulting from fair value hedge accounting, the basis adjustment amortization or accretion and unrealized gains on SFAS 159 liabilities, net interest income for the quarter and six-month period ended June 30, 2007 was $119.5 million and $241.3 million, respectively, compared to $136.2 million and $284.6 million, respectively, for the same periods in 2006.
     Effective January 1, 2007, the Corporation discontinued the use of the fair value hedge accounting under SFAS 133 for interest rate swaps that hedge the $150 million medium-term note. The Corporation’s decision was based on the determination that the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note. After the discontinuance of hedge accounting, the basis adjustment, which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, is being amortized or accreted over the remaining life of the liability as a yield adjustment. The $150 million medium-term note was redeemed prior to its maturity during the second quarter of 2007.
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
     For periods after the adoption of fair value hedge accounting and SFAS 159, the net interest income is computed on a tax equivalent basis by excluding: (1) the change in the fair value of derivative instruments, (2) the ineffective portion of designated hedges, (3) the basis adjustment amortization or accretion and (4) unrealized gains or losses on SFAS 159 liabilities. For periods prior to the adoption of hedge accounting, the net interest income is computed on a tax equivalent basis by excluding the impact of the change in the fair value of derivatives (refer to explanation below regarding changes in the fair value of derivative instruments).

Part I

	Average volume		Interest Income (1) / expense		Average rate (1)
Quarter ended June 30,	2007	2006	2007	2006	2007	2006
		(Dollars in thousands)
Earning assets:
Money market investments	$424,877	$2,081,151	$5,288	$24,904	4.99%	4.80%
Government obligations (2)	2,613,939	2,944,943	38,824	44,347	5.96%	6.04%
Mortgage-backed securities	2,340,279	2,559,381	29,295	31,805	5.02%	4.98%
Corporate bonds	27,819	26,140	458	424	6.60%	6.50%
FHLB stock	44,099	24,160	748	479	6.80%	7.95%
Equity securities	8,515	29,526	2	—	0.09%	0.00%

Total investments (3)	5,459,528	7,665,301	74,615	101,959	5.48%	5.34%

Residential real estate loans	2,877,844	2,583,195	46,847	41,836	6.53%	6.50%
Construction loans	1,447,779	1,495,293	31,403	32,094	8.70%	8.61%
Commercial loans	4,740,338	6,194,798	90,738	109,287	7.68%	7.08%
Finance leases	381,609	314,023	8,342	7,010	8.77%	8.92%
Consumer loans	1,737,817	1,783,936	50,794	53,353	11.72%	12.00%

Total loans (4) (5)	11,185,387	12,371,245	228,124	243,580	8.18%	7.90%

Total earning assets	$16,644,915	$20,036,546	$302,739	$345,539	7.30%	6.92%

Interest-bearing liabilities:
Interest-bearing deposits	$10,503,431	$13,054,199	$127,804	$148,557	4.88%	4.55%
Other borrowed funds	3,648,460	4,761,624	46,449	57,946	5.11%	4.88%
FHLB advances	675,530	230,426	9,001	2,867	5.34%	4.99%

Total interest-bearing liabilities (6)	$14,827,421	$18,046,249	$183,254	$209,370	4.96%	4.64%

Net interest income			$119,485	$136,169

Interest rate spread					2.34%	2.28%
Net interest margin					2.88%	2.73%

	Average volume		Interest Income (1) / expense		Average rate (1)
Six-month period ended June 30,	2007	2006	2007	2006	2007	2006
		(Dollars in thousands)
Earning assets:
Money market investments	$416,244	$1,523,506	$10,666	$34,879	5.17%	4.62%
Government obligations (2)	2,660,632	2,849,157	78,833	87,016	5.97%	6.16%
Mortgage-backed securities	2,361,926	2,603,591	59,268	68,237	5.06%	5.28%
Corporate bonds	28,304	26,278	935	858	6.66%	6.58%
FHLB stock	42,817	29,537	1,202	1,261	5.66%	8.61%
Equity securities	10,368	30,424	3	213	0.06%	1.41%

Total investments (3)	5,520,291	7,062,493	150,907	192,464	5.51%	5.50%

Residential real estate loans	2,840,729	2,504,730	92,368	82,137	6.56%	6.61%
Construction loans	1,466,238	1,397,757	63,216	58,903	8.69%	8.50%
Commercial loans	4,755,577	6,664,728	180,703	225,673	7.66%	6.83%
Finance leases	375,825	303,217	16,579	13,722	8.90%	9.13%
Consumer loans	1,755,532	1,774,802	102,480	106,202	11.77%	12.07%

Total loans (4) (5)	11,193,901	12,645,234	455,346	486,637	8.20%	7.76%

Total earning assets	$16,714,192	$19,707,727	$606,253	$679,101	7.31%	6.95%

Interest-bearing liabilities:
Interest-bearing deposits	$10,462,227	$12,422,245	$252,312	$269,758	4.86%	4.38%
Other borrowed funds	3,742,210	4,997,313	95,470	117,733	5.14%	4.75%
FHLB advances	646,242	301,427	17,198	7,045	5.37%	4.71%

Total interest-bearing liabilities (6)	$14,850,679	$17,720,985	$364,980	$394,536	4.96%	4.49%

Net interest income			$241,273	$284,565

Interest rate spread					2.35%	2.46%
Net interest margin					2.91%	2.91%

(1)	On a tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less PR statutory tax rate (39% for 2007 and 43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006 and 41.5% for all other subsidiaries in 2006)) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments (including the ineffective portion after the adoption of hedge accounting in the second quarter of 2006), unrealized gains or losses on SFAS 159 liabilities, and basis adjustment amortization or accretion are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans, on which interest income is recognized when collected.

(5)	Interest income on loans includes $2.4 million and $3.4 million for the second quarter of 2007 and 2006, respectively, and $5.9 million and $7.0 million for the six-month period ended June 30, 2007 and 2006, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.
Part II

	Quarter ended June 30, 2007			Six-month period ended June 30, 2007
	2007 compared to 2006			2007 compared to 2006
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
		(In thousands)			(In thousands)
Interest income on interest-earning assets:
Money market investments	$(20,246)	$630	$(19,616)	$(26,985)	$2,772	$(24,213)
Government obligations	(4,924)	(599)	(5,523)	(5,676)	(2,507)	(8,183)
Mortgage-backed securities	(2,737)	227	(2,510)	(6,207)	(2,762)	(8,969)
Corporate bonds	28	6	34	67	10	77
FHLB stock	368	(99)	269	474	(533)	(59)
Equity Securities	—	2	2	(85)	(125)	(210)

Total investments	(27,511)	167	(27,344)	(38,412)	(3,145)	(41,557)

Residential real estate loans	4,794	217	5,011	11,016	(785)	10,231
Construction loans	(1,028)	337	(691)	2,932	1,381	4,313
Commercial loans (1)	(26,798)	8,249	(18,549)	(68,981)	24,011	(44,970)
Finance leases	1,496	(164)	1,332	3,260	(403)	2,857
Consumer loans	(1,363)	(1,196)	(2,559)	(1,145)	(2,577)	(3,722)

Total loans	(22,899)	7,443	(15,456)	(52,918)	21,627	(31,291)

Total interest income	(50,410)	7,610	(42,800)	(91,330)	18,482	(72,848)

Interest expense on interest-bearing liabilities:
Interest-bearing deposits	(30,089)	9,336	(20,753)	(45,217)	27,771	(17,446)
Other borrowed funds	(13,878)	2,381	(11,497)	(30,955)	8,692	(22,263)
FHLB advances	5,917	217	6,134	9,055	1,098	10,153

Total interest expense	(38,050)	11,934	(26,116)	(67,117)	37,561	(29,556)

Change in net interest income	$(12,360)	$(4,324)	$(16,684)	$(24,213)	$(19,079)	$(43,292)

(1)	Decrease in volume relates to the payment received of $2.4 billion from a local financial institution to partially extinguish a secured commercial loan during the second quarter of 2006.
     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (39.0% for 2007 and 43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006 and 41.5% for all other subsidiaries in 2006)) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.
     The exclusion of changes in the fair value of derivative instruments, including the ineffective portion for designated hedges after adoption of fair value hedge accounting, the basis adjustment amortization or accretion, and unrealized gains or losses on SFAS 159 liabilities from the detailed analysis of net interest income provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the financial instruments, the basis adjustment amortization or accretion, and unrealized gains or losses on SFAS 159 liabilities have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with swap counterparties.
     The following table reconciles interest income on a tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2007	2006	2007	2006
Interest income on interest-earning assets on a tax equivalent basis	$302,740	$345,539	$606,254	$679,101
Less: tax equivalent adjustments	(3,436)	(6,554)	(7,424)	(17,394)
Plus: net unrealized gains on derivatives	6,567	5,458	5,626	10,441

Total interest income	$305,871	$344,443	$604,456	$672,148

     The following table summarizes the components of the changes in fair values of interest rate swap and interest rate cap agreements, which are included in interest income.

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2007	2006	2007	2006
Unrealized gains on derivatives (economic undesignated hedges):
Interest rate caps	$5,049	$4,299	$4,348	$7,619
Interest rate swaps on corporate bonds	—	1	—	31
Interest rate swaps on loans	1,518	1,158	1,278	2,791

Net unrealized gains on derivatives (economic undesignated hedges)	$6,567	$5,458	$5,626	$10,441

     The following table summarizes the components of interest expense for the quarter and six-month period ended June 30, 2007 and 2006. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives, unrealized gains or losses on SFAS 159 liabilities, the ineffective portion of derivative instruments designated as fair value hedges under SFAS 133, and the basis adjustment.

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2007	2006	2007	2006
Interest expense on interest-bearing liabilities	$177,147	$202,808	$352,868	$387,524
Net interest incurred (realized) on interest rate swaps	3,507	1,799	7,347	(1,707)
Amortization of placement fees on brokered CDs	2,114	4,756	4,258	8,705
Amortization of placement fees on medium-term notes	486	7	507	14

Interest expense excluding net unrealized and realized losses on derivatives (designated and economic undesignated hedges), changes in the fair value of SFAS 159 liabilities and (accretion) amortization of basis adjustments	183,254	209,370	364,980	394,536
Net unrealized and realized losses on derivatives (designated and economic undesignated hedges) and SFAS 159 liabilities	7,348	7,531	6,887	77,251
(Accretion) amortization of basis adjustment	(1,946)	1,304	(2,061)	1,304

Total interest expense	$188,656	$218,205	$369,806	$473,091

     The following table summarizes the components of the net unrealized and realized loss on derivatives (designated and economic undesignated hedges) and net unrealized gains on SFAS 159 liabilities which are included in interest expense.

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2007	2006	2007	2006
Unrealized (losses) gains on derivatives (designated hedges — ineffective portion):
Interest rate swaps on brokered CDs	$—	$(2,187)	$—	$(2,187)
Interest rate swaps on medium-term notes	—	213	—	213

Net unrealized losses on derivatives (designated hedges — ineffective portion)	—	(1,974)	—	(1,974)

Unrealized and realized losses on derivatives (economic undesignated hedges):
Interest rate swaps on brokered CDs	81,685	9,505	62,058	75,142
Interest rate swaps and other derivatives on medium-term notes	1,522	—	1,357	4,083

Net unrealized and realized losses on derivatives (economic undesignated hedges)	83,207	9,505	63,415	79,225

Unrealized gain on SFAS 159 liabilities
Unrealized gain on brokered CDs	(75,607)	—	(56,398)	—
Unrealized gain on medium-term notes	(252)	—	(130)	—

Net unrealized gain on SFAS 159 liabilities	(75,859)	—	(56,528)	—

Net unrealized and realized losses on derivatives (designated and economic undesignated hedges) and SFAS 159 liabilities	$7,348	$7,531	$6,887	$77,251

     The following table summarizes the components of the (accretion) and amortization of basis adjustment which are included in interest expense:

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2007	2006	2007	2006
(Accretion) amortization of basis adjustment:
Interest rate swaps on brokered CDs	$—	$1,279	$—	$1,279
Interest rate swaps on medium-term notes	(1,946)	25	(2,061)	25

(Accretion) amortization of basis adjustment	$(1,946)	$1,304	$(2,061)	$1,304

     Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements and notes payable.
     Net interest incurred or realized on interest rate swaps primarily represents net interest exchanged on swaps that hedge (economically or under fair value hedge accounting) brokered CDs and medium-term notes.
     The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of related financial instruments (i.e., brokered CDs). For 2007, the amortization of broker placement fees includes the derecognition of the unamortized balance of placement fees related to the $150 million note redeemed prior to its contractual maturity during the second quarter as well as the amortization of placement fees for brokered CDs not elected for fair value option under SFAS 159.
     Unrealized and realized gains or losses on derivatives represent: (1) for economic or undesignated hedges, including derivative instruments economically hedging SFAS 159 liabilities - changes in the fair value of derivatives, primarily interest rate swaps, that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans and corporate bonds), and (2) for designated hedges — the ineffectiveness represented by the difference between the changes in the fair value of the derivative instrument (i.e., interest rate swaps) and changes in fair value of the hedged item (i.e., brokered CDs and medium-term notes).

     For 2007, the Corporation recognized a realized loss of approximately $5.4 million related to the termination of interest rate swaps that economically hedged the $150 million medium-term note redeemed during the second quarter of 2007. The realized loss was offset by the reversal of the cumulative mark-to-market valuation of the swaps as of the date of the transaction.
     Unrealized gains or losses on SFAS 159 liabilities represent the change in the fair value of liabilities, other than the accrual of interests, (medium-term notes and brokered CDs) for which the Corporation elected the fair value option under SFAS 159.
     For 2007, the basis adjustment which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, is being amortized or accreted over the remaining life of the liability as a yield adjustment. The unamortized balance of the basis adjustment was derecognized as part of the redemption of the $150 million note resulting in an adjustment to earnings of $1.9 million recognized as an accretion of basis adjustment, during the second quarter of 2007. For 2006, the basis adjustment represents the amortization or accretion of the basis differential between the market value and the book value of the hedged liabilities recognized at the inception of fair value hedge accounting that amortized or accreted to interest expense based on the expected maturity of the hedged liabilities as changes in value since the inception of the long-haul method were recorded to these hedged items.
     As shown on the tables above, the results of operations for the second quarter and first half of 2007 and 2006 were impacted by changes in the valuation of derivative instruments that hedge economically or under fair value designation the Corporation’s brokered CDs and medium-term notes and unrealized gains on SFAS 159 liabilities. The change in the valuation of derivative instruments, unrealized gains on SFAS 159 liabilities and the ineffective portion on designated hedges, recorded as part of interest expense resulted in net unrealized and realized losses of $7.3 million and $6.9 million for the second quarter and first half of 2007, respectively, compared to net unrealized losses of $7.5 million and $77.3 million, respectively, for the same periods in 2006.
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
     For the quarter ended June 30, 2007, First BanCorp’s net interest income decreased by $9.0 million, or 7%, compared to net interest income for the quarter ended June 30, 2006. The decrease in net interest income for the second quarter of 2007 was mainly driven by a reduction in the Corporation’s average interest-earning assets of $3.4 billion, or 17%, as compared to the same period for 2006. The decrease in average interest-earnings assets for the quarter ended June 30, 2007, compared to the same period a year ago, resulted from a decrease in average loans of $1.2 billion and a decrease of $2.2 billion in average investments including short-term money market investments. The decrease in the Corporation’s loan portfolio was due to the payment of $2.4 billion received from a local financial institution to reduce certain secured commercial loan with the Corporation during the second quarter of 2006. The decrease in the investment portfolio resulted mainly from maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio.
     For the six-month period ended June 30, 2007, First BanCorp’s net interest income increased by $35.6 million, or 18%, compared to the same period in 2006. The increase in net interest income for the first half of 2007 was mainly driven by fluctuations in the valuation of derivative instruments and the adoption of fair value hedge accounting during the second quarter of 2006 and SFAS 159, effective January 1, 2007, partially offset by a reduction in the Corporation’s average interest-earning assets of $3.0 billion, or 15%, compared to the same period in 2006. For the first half of 2007, the change in the valuation of derivatives and unrealized gains on SFAS 159 liabilities recorded as part of interest expense resulted in net unrealized and realized losses of $6.9 million, compared to a net unrealized loss of $77.3 million for the same period in 2006. Prior to the implementation of the long-haul method of effectiveness testing under SFAS 133 on April 3, 2006, the Corporation recorded as part of interest expense unrealized losses of approximately $69.7 million in the valuation of derivative instruments during the first quarter of 2006. The Corporation reflected changes in the fair value of derivative instruments as non-hedging instruments through operations, creating earnings volatility as a result of the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. For the first half of 2006, the changes in the valuation of derivative instruments, including the ineffective portion on designated hedges, resulted on unrealized losses of $77.3 million. With the adoption of SFAS 159 on January 1, 2007, net unrealized and realized losses of $63.4 million resulting from the valuation of derivative instruments recorded as part of interest expense for the first half of 2007 were partially offset by unrealized gains on SFAS 159 liabilities of $56.5 million. For the six-month period ended June 30, 2007, the Corporation’s average interest-earning assets decreased by $3.0 billion, or 15%, compared to the same period in 2006. The decrease in average interest-earnings assets was mainly the result of a decrease in average loans of $1.5 billion and a decrease of $1.5 billion in average investments including short-term money market investments. The decrease in the Corporation’s loan portfolio was primarily due to the repayment of approximately $2.4 billion received from a local financial institution reducing the balance of certain secured commercial loan with the Corporation during the second quarter of 2006. The decrease in the investment portfolio resulted mainly from maturities and prepayments received from the Corporation’s investments portfolio, principally mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio.
     On a tax equivalent basis, net interest income, excluding the changes in the fair value of derivative instruments, the ineffective portion of designated hedges, the basis adjustment amortization or accretion on fair value hedges, and unrealized gains on SFAS 159 liabilities, decreased by $16.7 million, or 12%, and $43.3 million, or 15%, for the second quarter and first half of 2007, respectively, compared to the same periods in 2006. The decrease in tax equivalent net interest income was principally due to significant decreases in the average volume of interest-earning assets coupled with a decrease in tax-equivalent adjustments. The tax equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. For the second quarter and first half of 2007, tax-equivalent adjustments amounted to $3.4 million and $7.4 million, respectively, compared to $6.6 million and $17.4 million, respectively, for the same periods in 2006. The decrease in tax-equivalent adjustments was mainly related to decreases in the interest rate spread on tax-exempt assets due to the sustained flatness of the yield curve as well as changes in the proportion of tax-exempt assets to total assets and changes in the statutory income tax rate in Puerto Rico.
     First BanCorp’s net interest spread and margin, on a tax equivalent basis, for the quarter and six-month period ended June 30, 2007 were 2.34% and 2.88% and 2.35% and 2.91%, respectively, compared to 2.28% and 2.73% and 2.46% and 2.91%, respectively, for the same periods in 2006. The tax equivalent yield on interest-earning assets increased by 38 and 36 basis points during the second quarter and first half of 2007, compared to the same periods in 2006, mainly due to the repayment of approximately $2.4 billion from a local financial institution reducing the balance of lower yielding loans during the second quarter of 2006, to the re-pricing of short-term investments, mainly money market instruments, and to the re-pricing of variable rate commercial and construction loans. A substantial portion of the Corporation’s commercial and construction loans are variable rate loans tied to short term-rates indexes, mainly LIBOR and Prime rate. The average rate paid by the Corporation on its interest-bearing liabilities increased by 32 basis points and 47 basis points during the second quarter and first half of 2007 when compared to same periods in 2006, mainly due to re-pricing of the Corporation’s interest-bearing deposits, principally brokered CDs, FHLB advances, and other borrowed funds.
     The Corporation enters into interest rate swaps that have the effect of converting its fixed-rate brokered certificates of deposits as well as its fixed-rate and step rate notes payable to LIBOR-based variable-rate liabilities. For the second quarter and first half of 2007, the net settlement payments on such interest rate swaps resulted in additional charges of $3.5 million and $7.3 million, respectively, to interest expense, compared to additional charges to interest expense of $1.8 million and a benefit of $1.7 million recognized as a reduction to interest expense, respectively, for the comparable periods in 2006.
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
     For the quarter and six-month period ended on June 30, 2007, the Corporation provided $24.6 million and $49.5 million, respectively, for loan and lease losses, as compared to $9.4 million and $28.7 million, respectively, for the same periods in 2006.
     Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     First BanCorp’s provision for loan and lease losses for the quarter and six-month period ended June 30, 2007 increased by $15.3 million, or 163%, and by $20.8 million, or 72%, respectively, compared to the same periods in 2006. The increase in the provision for the 2007 periods as compared to 2006 was primarily due to increases in non–accruing loans and charge-offs coupled with the growth of the Corporation’s commercial loan portfolio (other than secured commercial loans to local financial institutions). In addition, during 2006 the Corporation’s experienced a reduction in its provision for loan losses levels due to the repayment of approximately $2.4 billion received in connection with a secured commercial loan extended to a local financial institution. The Corporation determined, based on an analysis of the credit quality, composition of its loan portfolio, and loan loss experience, that a larger provision was required during 2007, as compared to 2006, to maintain its level of loan and lease losses at an appropriate level. The increase in non-accrual loans and charge-offs during 2007, as compared to the first half of 2006, reflected deteriorating economic conditions in Puerto Rico. Puerto Rico is in the midst of a recession caused by, among other things, higher utility prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
     Net charge-offs for the second quarter and first half of 2007 were $21.0 million and $42.8 million, respectively, (0.75% and 0.77%, respectively, of average loans on an annualized basis), compared to $15.4 million and $30.2 million (0.50% and 0.48%, respectively, of average loans on an annualized basis) for the same periods in 2006. The increase in net charge-offs for the 2007 periods, compared to 2006, was mainly associated with the

Corporation’s consumer loan and lease portfolio as well as the commercial loan portfolio due to higher delinquency levels experienced during 2007. The increase in net charge-offs is primarily the result of the aforementioned deteriorating economic conditions in Puerto Rico. Recoveries made from previously written-off accounts were $1.4 million and $2.8 million for the second quarter and first half of 2007, respectively, compared to $1.4 million and $3.1 million for the same periods in 2006, respectively.
Non-Interest Income

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Other service charges on loans	$2,418	$1,467	$4,209	$2,953
Service charges on deposit accounts	3,185	3,278	6,376	6,555
Mortgage banking activities gain (loss)	351	427	1,113	(148)
Rental income	669	838	1,333	1,611
Insurance income	2,625	2,812	5,574	5,869
Other commissions and fees	68	1,256	129	1,336
Other operating income	3,023	3,211	6,270	6,410

Non-interest income before net (loss) gain on investments, net (loss) gain on partial extinguishment and recharacterization of secured commercial loans to local financial institutions and gain on sale of credit card portfolio	12,339	13,289	25,004	24,586

Net gain (loss) on sale of investments	—	951	(732)	2,375
Impairment on investments	(1,436)	(817)	(2,863)	(2,950)

Net (loss) gain on investments	(1,436)	134	(3,595)	(575)
(Loss) gain on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	(11,640)	2,497	(11,640)
Gain on sale of credit card portfolio	—	—	2,819	—

Total	$10,903	$1,783	$26,725	$12,371

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
     Income from mortgage banking activities includes gains on sales of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio are recorded as part of mortgage banking activities.
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
     First BanCorp’s non-interest income for the second quarter and first half of 2007 amounted to $10.9 million and $26.7 million, respectively, compared to $1.8 million and $12.4 million for the same periods in 2006. During the second quarter of 2006, the Corporation recognized a net loss of $11.6 million on the partial extinguishment of a secured commercial loan extended to a local financial institution. Non-interest income for the second quarter of 2007, as compared to the same period of 2006, were also affected by higher other-than-temporary impairments on certain equity securities and lower commission and fees, partially offset by higher service charges on loans. For the six-month period ended on June 30, 2007, non-interest income increased by $14.4 million, or 116%, compared to the same period in 2006. In addition to the fluctuation caused by the aforementioned loss of $11.6 million, the increase in non-interest income for the first half of 2007, compared to the first half of 2006, was mainly due to a $2.8 million gain on the sale of the Corporation’s credit card portfolio and a $2.5 million gain on the partial extinguishment and recharacterization of certain secured commercial loan extended to a local financial institution coupled with higher earnings from the Corporation’s mortgage banking activities, partially offset by realized losses on the sale of investments.
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
     On May 31, 2006, First BanCorp received a cash payment from Doral, substantially reducing the balance of approximately $2.9 billion in secured commercial loans to approximately $450 million as of that date. In connection with the repayment, the Corporation and Doral entered into a sharing agreement on May 25, 2006 with respect to certain profits or losses that Doral would incur as part of the sales of the mortgages that previously collateralized the commercial loans. First BanCorp agreed to reimburse Doral for 40% of the net losses incurred by Doral as a result of sales or securitization of the mortgages, subject to certain conditions and subject to a maximum reimbursement of $9.5 million, which would be reduced proportionately to the extent that Doral did not sell the mortgages. As a result of the loss sharing agreement and the extinguishment of the secured commercial loans by Doral, the Corporation recorded a net loss of $11.6 million, composed of losses realized as part of the loss sharing agreement and the difference between the carrying value of the loans and the net payment received from Doral.
     In connection with the repayment, Doral and First BanCorp also agreed to share the profits, if any, received from any subsequent sales or securitization of the mortgage loans, in the same proportion that the Corporation shared in the losses, subject to a maximum of $9.5 million.

     For the six-month period ended June 30, 2007, the gain on the sale of the Corporation’s credit card portfolios resulted from portfolios sold pursuant to a strategic alliance agreement reached with a U.S. Financial institutions in 2003. There were no such sales during the first half of 2006.
     During the first quarter of 2007, the Corporation entered into various agreements with R&G Financial relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial’s banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of $271 million was re-documented as a secured loan from the Corporation to R&G Financial. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes and the recharacterization of certain secured commercial loans as securities collateralized by loans. As a result of the agreements and the partial extinguishment of the secured commercial loan, the Corporation recorded a net gain of $2.5 million related to the difference between the carrying value of the loans, the net payment received and the fair value of the securities received from R&G Financial.
     Income from mortgage banking activities for the first half of 2007 resulted in a gain of $1.1 million compared to a loss of $0.1 million for the same period in 2006. The increase for 2007 compared to 2006 was mainly due to a higher volume of mortgage loan sales coupled with variances in valuation adjustments to the Corporation’s loans held for sale portfolio. For the first half of 2007, the Corporation recorded a $0.4 million lower-of-cost-or-market negative valuation adjustment to the Corporation’s loans held for sale portfolio as a result of increases in long-term interest rates, compared to a $1.0 million adjustment for the same period in 2006.
     Other commissions and fees for the quarter and six-month period ended June 30, 2007 decreased by $1.2 million for both periods, compared to the same periods in 2006. The decrease during the 2007 periods principally reflects lower fees as a result of a reduced volume of consulting services. During 2006, the Corporation provided consulting services to the Government Development Bank for Puerto Rico for the issuance of certain financial instruments. The commissions and fees recorded during 2007 periods are exclusively related with the agreement with an international brokerage firm that offer brokerage services in selected branches of the Corporation.
     For the second quarter and first half of 2007, the Corporation recognized a net loss on investment securities of $1.4 million and $3.6 million, respectively, compared to a net gain of $0.1 million and a net loss of $0.6 million, respectively, for the same periods in 2006. The loss recognized during the second quarter of 2007, compared to the gain recognized during the second quarter of 2006, was principally due to higher other-than-temporary impairment charges related to certain equity securities held in the Corporation’s available-for-sale portfolio. Also, during the second quarter of 2007, the Corporation did not sell any of its investment securities while during the second quarter of 2006 sales from the Corporation’s investment portfolio resulted in gains of approximately $1.0 million. The increase in net loss for the first half of 2007, was principally the result of realized losses of $0.7 million recognized on the sale of similar equity securities, compared to realized gains of $2.4 million recognized during the same period in 2006.
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Employees’ compensation and benefits	$33,352	$29,870	$69,724	$63,995
Occupancy and equipment	14,496	13,624	28,878	26,330
Deposit insurance premium	328	390	684	789
Other taxes, insurance and supervisory fees	5,124	4,078	10,041	7,935
Professional fees — recurring	3,343	3,801	6,745	6,138
Professional fees — non-recurring	2,265	6,342	5,260	11,398
Servicing and processing fees	1,656	1,771	3,375	3,952
Business promotion	4,864	4,324	9,794	8,098
Communications	2,169	2,012	4,397	4,468
Other	5,857	4,828	13,920	9,675

Total	$73,454	$71,040	$152,818	$142,778

     The Corporation’s non-interest expenses for the second quarter and first half of 2007 increased by $2.4 million, or 3%, and by $10.0 million, or 7%, respectively, compared to the same periods in 2006. The increase in non-interest expenses for the 2007 periods was mainly due to increases in employees’ compensation and benefits, other expenses associated with legal contingencies, other taxes, insurance and supervisory fees, occupancy and equipment expenses and business promotion partially offset by a decrease in professional fees.
     Employees’ compensation and benefits expenses for the second quarter and first half of 2007 increased by $3.5 million, or 12%, and by $5.7 million, or 9%, respectively, compared to the same periods in 2006. The increase in employees’ compensation and benefits expenses was primarily due to increases in the average compensation and related fringe benefits paid to employees and an increase in employees’ headcount during 2007, partially offset by a decrease in expenses related to the fair value of stock options granted to certain employees. For the first half of 2007, the Corporation recognized $2.8 million in stock-based compensation expense compared to $4.9 million for the same period in 2006. The increase in the headcount was mostly attributable to increases associated with the Corporation’s loan originations and deposit gathering efforts, in particular in First Bank Puerto Rico (“First Bank” or “the Bank”), FirstBank Florida, First Mortgage Inc. (“First Mortgage”) and the Corporation’s small loan company, First Federal Finance, as well as increases in support areas such as internal audit and compliance, credit risk management, finance and accounting, information technology and banking operations.
     For the quarter and six-month period ended June 30, 2007, other expenses increased by $1.0 million, or 21%, and by $4.2 million or 44% compared to the same period in 2006. The increase in other expenses for the six-month period ended on June 30, 2007 was mainly due to a $3.3 million increase in legal reserves resulting from management’s assessment of the probable and estimable loss based on new information available.
     Other taxes, insurance and supervisory fees for the second quarter and first half of 2007 increased by $1.0 million, or 26%, and by $2.1 million, or 27%, respectively, compared to the same periods in 2006. During 2007, the Corporation expensed a higher amount of prepaid municipal and property taxes as compared to 2006 due to increases in rates charged by local municipalities.
     Occupancy and equipment expenses for the second quarter and first half of 2007 increased by $0.9 million, or 6%, and by $2.5 million, or 10%, respectively, compared to the same periods in 2006. The increase in occupancy and equipment expenses in 2007 periods as compared to 2006 is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices.
     Business promotion expenses increased during the second quarter and first half of 2007 by $0.5 million, or 12%, and by $1.7 million, or 21%, respectively, compared to the same periods in 2006. The Corporation maintains active campaigns in support of its loan and deposit products. The Puerto Rico financial service market is highly competitive and requires investment in marketing efforts.

     Professional fees decreased during the second quarter and first half of 2007 by $4.5 million, or 45%, and by $5.5 million, or 31%, respectively, compared to the same periods in 2006. The decrease for 2007 was primarily attributed to lower legal, accounting and consulting fees due to the conclusion during the third quarter of 2006 of the internal review conducted by the Corporation’s Audit Committee and the restatement process, partially offset by higher expenses associated with other related legal and regulatory proceedings.
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
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through international banking entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds predetermined percentages of the bank’s total net taxable income; the percentage is 20% of total net taxable income for taxable years commencing after July 1, 2005.
     For the second quarter of 2007, the Corporation recognized an income tax expense of $6.2 million, compared to $15.8 million recognized for the same period in 2006. The decrease in the provision for income tax for the second quarter of 2007, compared to the same period in 2006, was mainly due to a reduction in the current income tax provision coupled with a reduction in deferred income tax expense. The decrease in the current income tax provision for the second quarter of 2007, as compared to the second quarter of 2006, is mainly attributable to lower taxable income. The decrease in deferred income tax expense is mainly related with the higher provision for loan losses recorded during the second quarter of 2007 compared to the same period a year ago. The current provision for income tax amounted to $5.9 million for the second quarter of 2007 compared to $13.7 million for the second quarter of 2006. The Corporation recognized a deferred tax expense of $0.3 million for the second quarter of 2007 compared to $2.1 million for the comparable period in 2006.
     For the six-month period ended June 30, 2007, the Corporation recognized an income tax expense of $12.4 million, compared to $4.3 million in 2006. The increase in income tax expense was mainly due to a decrease in deferred income tax benefits, resulting principally from lower unrealized losses on derivative instruments and the adoption of SFAS 159, partially offset by a decrease in the current income tax provision. Prior to the implementation of the long-haul method of effectiveness testing under SFAS 133 during the second quarter of 2006, the Corporation recorded as part of interest expense unrealized losses of $69.7 million in the valuation of derivative instruments during the first quarter of 2006, which resulted on higher deferred tax benefits for the first half of 2006 as compared to the same period of 2007. With the adoption of SFAS 159, effective January 1, 2007, unrealized and realized losses of $63.4 million in the valuation of derivative instruments recorded as part of interest expense were partially offset by unrealized gains on SFAS 159 liabilities of $56.5 million. For the first half of 2007, the Corporation recognized a deferred tax benefit of $2.0 million compared to a deferred tax benefit of $26.5 million for the same period in 2006.
     The current provision for income taxes for the first half of 2007 amounted to $14.4 million, compared to $30.6 million for the first half of 2006, a decrease of $16.2 million. The decrease in the current income tax provision for the first half of 2007 is mainly attributable to lower taxable income.
     As of June 30, 2007, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and thus, established a valuation allowance of $6.2 million, compared to a valuation allowance amounting to $6.1 million as of December 31, 2006. As of June 30, 2007, the deferred tax asset, net of the valuation allowance of $6.2 million, amounted to approximately $110.1 million compared to $162.1 million as of December 31, 2006.
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
     Total loan production for the quarter and six-month period ended June 30, 2007 was $932.8 million and $1.9 billion, respectively, compared to $1.3 billion and $2.7 billion, respectively, for the comparable periods in 2006. The decrease in loan production during 2007 periods was mainly due to decreases in residential real estate, commercial, and consumer loan originations which were negatively impacted by higher prevailing interest rates, worsening economic conditions in Puerto Rico and South Florida, and stricter underwriting guidelines.
     The following table sets the First BanCorp’s loan production for the periods indicated:

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2007	2006	2007	2006
Residential real estate	$151,362	$239,462	$319,701	$517,405
Commercial and construction	575,954	802,179	1,161,881	1,650,032
Finance leases	35,973	42,651	83,145	89,860
Consumer	169,473	180,603	342,788	402,681

Total loan production	$932,762	$1,264,895	$1,907,515	$2,659,978

     Residential Real Estate Loans
     Residential mortgage loan production for the second quarter and first half of 2007 decreased by $88.1 million, or 37%, and by $197.7 million, or 38%, respectively, compared to the same periods in 2006. The decrease in mortgage loan production for 2007 periods, compared to 2006, was mainly attributable to deteriorating economic conditions in Puerto Rico and stricter underwriting standards. In May 2006, the Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of worsening economic conditions in Puerto Rico. The implementation of these standards contributed to the reduction in the Corporation’s mortgage loan originations.
     Residential real estate loans represent 17% of total loans originated and purchased for the first half of 2007. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group focuses on building relationships with realtors by providing resources, office amenities and personnel, to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage multi-channel strategy has proven to be effective in capturing business.
     Commercial and Construction Loans
     Commercial and construction loan production for the second quarter and first half of 2007 decreased by $226.2 million, or 28%, and $488.2 million, or 30%, respectively, compared to the same periods in 2006. The decrease in commercial and construction loan production for 2007 periods, compared to 2006, was mainly due to adverse economic conditions in Puerto Rico and in the South Florida market and the implementation of stricter underwriting standards. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession, causing a slowdown in commercial business activity. In addition, market data during 2007 suggested that the South Florida market was weakening, causing deterioration in the Corporation’s commercial and construction activities in the continental United States.
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
     Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. For the second quarter and first half of 2007, consumer loan originations decreased by $11.1 million, or 6%, and $59.9 million, or 15%, respectively, compared to the same periods in 2006. The decrease in consumer loan originations for 2007 periods, compared to 2006, was mainly due to adverse economic conditions in Puerto Rico.

     Finance Leases
     For the second quarter and first half of 2007, finance leases originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $6.7 million for both periods, as compared to the same periods in 2006.
Assets
     Total assets as of June 30, 2007 amounted to $17.6 billion, an increase of $214.8 million compared to total assets of $17.4 billion as of December 31, 2006. The increase in total assets as of June 30, 2007, compared to total assets as of December 31, 2006, was mainly the result of an increase in money market investments of $252.0 million, partially offset by slight decreases in total loans and investment securities of $22.0 million and $9.4 million, respectively, as well as a decrease in the Corporation’s deferred tax asset. During the second quarter of 2007, the Corporation temporarily invested proceeds from newly issued brokered CDs in short-term money market investments in anticipation of expected maturities of brokered CDs during the second half of the year and also used part of the proceeds to reduce the balance of securities sold under repurchase agreements and the redemption of the $150 million medium-term note. As of June 30, 2007, the Corporation’s outstanding brokered CDs increased by $715.5 million compared to the balance as of December 31, 2006.
     The decrease in the Corporation’s loan portfolio was due to the execution of several agreements with R&G Financial relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates by the Corporation, partially offset by new loan originations. The agreements entail two separate transactions: (1) through a Mortgage Payment agreement, R&G Financial paid the Corporation approximately $50 million to pay down the commercial loan that R&G Financial had outstanding; and (2) the second transaction involved the recharacterization of a secured commercial loan of approximately $183.8 million secured by trust certificates. The trust certificates were initially sold by R&G Financial to the Corporation, but were subsequently recharacterized as commercial loans (refer to the Corporation’s amended 2004 Annual Report on Form 10-K for additional information). The execution of the agreements enabled these transactions to be treated as “true sale” for accounting and legal purposes and caused a decrease in the Corporation’s loan portfolio and an increase in the Corporation’s investment securities portfolio.
     Notwithstanding the recognition of $171.6 million of securities collateralized by loans as of June 30, 2007, obtained as part of the aforementioned agreements entered into with R&G Financial, the Corporation’s investment portfolio decreased by $9.4 million as compared to the balance as of December 31, 2006. The decrease in the investment securities portfolio resulted mainly from maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio.
     The decrease in the deferred tax asset was mainly due to the tax impact related with the adoption of SFAS 159, on January 1, 2007, of approximately $58.7 million.
Loan Portfolio
     The composition of the Corporation’s loan portfolio for the periods indicated is as follows:

	June 30,	December 31,
(In thousands)	2007	2006
Residential real estate loans	$2,924,697	$2,772,630

Commercial loans:
Construction loans	1,459,774	1,511,608
Commercial real estate loans	1,278,995	1,215,040
Commercial loans	2,813,448	2,698,141
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	663,931	932,013

Commercial loans	6,216,148	6,356,802

Finance leases	386,267	361,631

Consumer and other loans	1,721,567	1,772,917

Total loans	$11,248,679	$11,263,980

     As of June 30, 2007, the Corporation’s total loans decreased by $15.3 million, when compared with the balance as of December 31, 2006. The decrease in the Corporation’s total loans primarily relates to the previously discussed agreements entered into with R&G Financial that enabled the Corporation to recharacterize certain secured commercial loans as securities collateralized by loans coupled with a decrease in construction loans, partially offset with increases in commercial and residential real estate loans.
     Residential Real Estate Loans
     As of June 30, 2007, the Corporation’s residential real estate loan portfolio increased by $152.1 million, or 5%, as compared to the balance as of December 31, 2006. The Corporation has diversified its loan portfolio by increasing the concentration of residential real estate loans. The Corporation’s residential real estate loans are mainly composed of fully amortizing fixed-rate loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans and the Corporation is not actively involved in the origination of negative amortization loans or option adjustable rate mortgage loans.
     Commercial and Construction Loans
     As of June 30, 2007, the Corporation’s commercial and construction loan portfolio decreased by $140.7 million, as compared to the balance as of December 31, 2006. The decrease was mainly due to the aforementioned agreements entered into with R&G Financial that reduced the Corporation’s secured commercial loan extended to local financial institutions. The Corporation’s commercial and construction loan portfolio, other than loans extended to local financial institutions, increased by $127.4 million. The Corporation strategy focuses on growing its commercial loan portfolio principally through commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     The Corporation had a lending concentration of $403.2 million in one mortgage originator in Puerto Rico, Doral, as of June 30, 2007. The Corporation had outstanding $260.7 million with another mortgage originator in Puerto Rico, R&G Financial, for total loans to mortgage originators amounting to $663.9 million as of June 30, 2007. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). In May 2006, the Corporation received a payment from Doral of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan extended to that institution. As part of the cease and desist order imposed on the Corporation by its regulators, the Corporation has continued working on the reduction of its exposure to Doral.
     As previously discussed, the execution of the agreements entered into with R&G Financial during the first quarter of 2007 enabled First BanCorp to fulfill the remaining requirement of the consent order signed with banking regulators relating to the mortgage-related transactions with R&G Financial that First BanCorp previously accounted for as commercial loans secured by mortgage loans and pass-through trust certificates.
     Consumer Loans
     As of June 30, 2007, the Corporation’s consumer loan portfolio decreased by $51.4 million, as compared to the portfolio balance as of December 31, 2006. The decrease is mainly the result of decreases in the Corporation’s auto, personal, and credit card loan portfolios. The decrease in auto and personal loan portfolio is mainly the result of the application of stricter underwriting standards in an effort to improve the Corporation’s credit quality given deteriorating economic conditions in Puerto Rico. The decrease in the credit card portfolio is mainly driven by the sale of approximately $15.6 million during the first quarter of 2007 of the Corporation’s credit card portfolio pursuant to a strategic alliance agreement reached with a U.S. financial institution in 2003.
     Finance Leases
     As of June 30, 2007, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, increased by $24.6 million as compared to the portfolio balance as of December 31, 2006. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio, excluding short-term money market investments, as of June 30, 2007 amounted to $5.1 billion, a decrease of $9.4 million, when compared with the investment portfolio as of December 31, 2006. The decrease in investment securities as of June 30, 2007, compared to the balance as of December 31, 2006, was mainly due to the Corporation’s decision to deleverage its balance sheet by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities and government obligations, partially offset by the previously discussed agreements entered into with R&G Financial that increased the Corporation’s mortgage-backed securities portfolio.
     The following table presents the carrying value of investments at the indicated dates:

	June 30,	December 31,
(In thousands)	2007	2006
Money market investments	$708,456	$456,470

Investment securities held-to-maturity:
U.S. Government and agencies obligations	2,308,244	2,258,040
Puerto Rico Government obligations	32,005	31,716
Mortgage-backed securities	959,372	1,055,375
Corporate bonds	2,000	2,000

	3,301,621	3,347,131

Investment securities available-for-sale:
U.S. Government and agencies obligations	395,877	403,592
Puerto Rico Government obligations	25,227	25,302
Mortgage-backed securities	1,302,252	1,253,853
Corporate bonds	4,938	4,961
Equity securities	4,820	12,715

	1,733,114	1,700,423

Other equity securities	43,579	40,159

Total investments	$5,786,770	$5,544,183

     Mortgage-backed securities at the indicated dates consist of:

	June 30,	December 31,
(In thousands)	2007	2006
Held-to-maturity
FHLMC certificates	$13,036	$15,438
FNMA certificates	946,336	1,039,937

	959,372	1,055,375

Available-for-sale
FHLMC certificates	6,484	7,575
GNMA certificates	337,976	374,368
FNMA certificates	785,804	871,540
Mortgage pass-through certificates	171,988	370

	1,302,252	1,253,853

Total mortgage-backed securities	$2,261,624	$2,309,228

     The carrying values of investment securities (excluding other equity securities) as of June 30, 2007, by contractual maturity (excluding mortgage-backed securities, equity securities and money market investments) are shown below:

	Carrying	Weighted
(In thousands)	amount	average yield %
U.S. Government and agencies obligations
Due within one year	$215,889	4.92
Due after five years through ten years	383,059	4.30
Due after ten years	2,105,173	5.82

	2,704,121	5.53

Puerto Rico Government obligations
Due after one year through five years	5,334	6.23
Due after five years through ten years	32,163	5.37
Due after ten years	19,735	5.59

	57,232	5.53

Corporate bonds
Due after five years through ten years	1,215	7.70
Due after ten years	5,723	7.21

	6,938	7.30

Total	2,768,291	5.54

Mortgage-backed securities	2,261,624	4.89
Equity securities	4,820	0.07

Total investment securities — available-for-sale and held-to-maturity	$5,034,735	5.24

     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments, might also affect net interest income. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation.
Sources of Funds
     The Corporation’s principal funding sources are branch-based deposits, retail brokered deposits, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.
     As of June 30, 2007, total liabilities amounted to $16.3 billion, an increase of $138.0 million as compared to the balance as of December 31, 2006. The increase in total liabilities was mainly due to increases in brokered CDs, and FHLB advances, partially offset by decreases in non-interest bearing deposits, federal funds purchased and securities sold under repurchase agreements, and notes payable. The increase in brokered CDs was principally due to the issuance of new brokered CDs in anticipation of expected maturities during the second half of the year. The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining deposits, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico has been taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is very competitive and liquid and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also, the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities by entering into interest rate swap agreements.
     Notes payable decreased during the second quarter of 2007 due to the early redemption of the Corporation’s $150 million medium-term note. The Corporation’s decision was influenced, among other things, by the weighted- average cost of such note, which was above the Corporation’s weighted-average cost of funds.
     CDs with denominations of $100,000 or higher, including brokered CDs, amounted to $8.7 billion as of June 30, 2007. As of June 30, 2007, brokered CDs amounted to $7.8 billion. Brokered CDs are sold by third-party intermediaries in denominations of $100,000 or less. The following table presents a maturity schedule of brokered CDs as of June 30, 2007:

(In thousands)	Total
Three months or less	$1,037,488
Over three months to six months	385,681
Over six months to one year	1,332,462
Over one year to five years	1,710,683
Over five years	3,348,633

Total	$7,814,947

     The Corporation maintains unsecured lines of credit with other banks. As of June 30, 2007, the Corporation’s total unused lines of credit with these banks amounted to $255.0 million. As of June 30, 2007, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral pledged to the FHLB in the amount of $670.2 million.
     The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts, CDs, and brokered CDs. Refer to “Note 10 — Deposits” in the accompanying notes to the unaudited interim consolidated financial statements for further details. Total deposits amounted to $11.6 billion as of June 30, 2007, compared to $11.0 billion as of December 31, 2006. The increase in total deposits for 2007 was mainly due to increases in brokered CDs.
     Refer to “Net Interest Income” discussion above for information about averages balance of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2007 and 2006.
Capital
     The Corporation’s stockholders’ equity amounted to $1.3 billion as of June 30, 2007, an increase of $76.8 million compared to the balance as of December 31, 2006. The increase in stockholders’ equity for the six-month period ended June 30, 2007 is mainly composed of after-tax adjustments to beginning retained earnings of approximately $91.8 million as part of the adoption of SFAS 159 and net income of $46.6 million for the first half of 2007, partially offset by cash dividends of $31.8 million paid during the first half of 2007 and other comprehensive losses associated with the valuation of the Corporation’s securities available-for-sale portfolio of $30.1 million.
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
     As of June 30, 2007, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp, FirstBank Puerto Rico and FirstBank Florida’s regulatory capital ratios as of June 30, 2007 and December 31, 2006, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking Subsidiaries
	First		FirstBank	To be well
As of June 30, 2007	BanCorp	FirstBank	Florida	capitalized
Total capital (Total capital to risk-weighted assets)	13.69%	13.72%	11.07%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.51%	12.50%	10.65%	6.00%
Leverage ratio (1)	8.93%	8.79%	7.86%	5.00%

As of December 31, 2006

Total capital (Total capital to risk-weighted assets)	12.46%	12.25%	11.35%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.27%	11.02%	10.96%	6.00%
Leverage ratio (1)	7.97%	7.76%	8.10%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida.
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
Dividends
     For each of the six-month periods ended on June 30, 2007 and 2006, the Corporation declared in aggregate cash dividends of $0.14 per common share. Total cash dividends paid on common shares amounted to $11.7 million for the six-month period ended June 30, 2007 and $11.6 million for the same period in 2006. Dividends declared on preferred stock amounted to approximately $20.2 million for each of the six-month periods ended on June 30, 2007 and 2006.
Off -Balance Sheet Arrangements
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
     As a provider of financial services, the Corporation routinely commits to financial instruments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. As of June 30, 2007, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.8 billion and $97.9 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, other contractual obligations, commitments to sell loans and commitments to extend credit:

		Contractual Obligations and Commitments
			June 30, 2007
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
			(In thousands)
Contractual obligations (1):
Certificates of deposit	$9,474,555	$4,137,645	$1,566,049	$384,836	$3,386,025
Federal funds purchased and securities sold under agreements to repurchase	3,265,763	1,678,263	387,500	500,000	700,000
Advances from FHLB	625,000	45,000	509,000	61,000	10,000
Notes payable	32,216	—	—	17,550	14,666
Other borrowings	231,768	—	—	—	231,768

Total contractual obligations	$13,629,302	$5,860,908	$2,462,549	$963,386	$4,342,459

Commitments to sell mortgage loans	$59,095	$59,095

Standby letters of credit	$97,942	$97,942

Commitments to extend credit:
Lines of credit	$1,282,347	$1,282,347
Letters of credit	39,540	39,540
Commitments to originate loans	482,156	482,156

Total commercial commitments	$1,804,043	$1,804,043

(1)	$29.6 million of tax liability associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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

Derivatives
      First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control. The following summarizes major strategies, including derivatives activities, used by the Corporation in managing interest rate risk:
Interest rate swaps – Interest rate swap agreements generally involve the exchange of fixed- and floating-rate interest payment obligations without the exchange of the underlying principal. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable-rates, the interest rate swaps are utilized to convert fixed-rate brokered CDs (liabilities) to a variable-rate to better match the variable-rate nature of these loans.
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
     The following table summarizes the notional amount of all derivative instruments as of June 30, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,572	$80,720
Receive fixed versus pay floating	4,610,951	4,802,370
Embedded written options	53,515	13,515
Purchased options	53,515	13,515
Written interest rate cap agreements	128,090	125,200
Purchased interest rate cap agreements	307,879	330,607

	$5,234,522	$5,365,927

     The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of June 30, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit, notes payable and loans	$4,691,523	$336,473
Embedded options on stock index deposits	53,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	13,515
Written interest rate cap agreements	128,090	125,200
Purchased interest rate cap agreements	307,879	330,607

Total derivatives not designated as hedges	$5,234,522	$819,310

Designated hedges:
Fair value hedges:
Interest rate swaps used to hedge fixed-rate certificates of deposit	$—	$4,381,175
Interest rate swaps used to hedge fixed- and step-rate notes payable	—	165,442

Total fair value hedges	$—	$4,546,617

Total	$5,234,522	$5,365,927

     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

Six-month period ended
(In thousands)	June 30, 2007

Fair value of contracts outstanding at the beginning of the period	$(126,778)
Contracts realized or otherwise settled during the period	4,639
Changes in fair value during the period	(57,051)

Fair value of contracts outstanding as of June 30, 2007	$(179,190)

Source of Fair Value

(In thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of June 30, 2007	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Prices provided by external sources	$(277)	$(2,790)	$(7,838)	$(168,285)	$(179,190)

     Prior to April 2006, none of the derivative instruments held by the Corporation were qualified for hedge accounting. Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS 133 for substantially all of the interest rate swaps that hedge its callable brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent the changes in the fair value of the derivative do not offset the changes in fair value of the hedged liabilities due to changes in the hedged risks. Prior to the implementation of fair value hedge accounting, the Corporation recorded, as part of interest expense, unrealized losses in the valuation of interest rate swaps of approximately $69.7 million during the first quarter of 2006.
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
     As a result of the implementation of SFAS 159 and the discontinuance of hedge accounting all of the derivative instruments held by the Corporation as of June 30, 2007 were considered economic undesignated hedges.
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
Non-performing Assets and Allowance for Loan and Lease Losses
Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The Corporation establishes the allowance for loan and lease losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan and lease loss experience, current economic conditions, the fair value of the underlying collateral, and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States, the U.S.VI or British VI may contribute to delinquencies and defaults, thus necessitating additional reserves.
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
     Commercial and construction loans in amounts over $1.0 million are individually evaluated on a quarterly basis for impairment following the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan.” A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent.
     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter ended	Six-Month Period Ended
June 30,	June 30,
(Dollars in thousands)	2007	2006	2007	2006

Allowance for loan and lease losses, beginning of period	$161,419	$152,596	$158,296	$147,999
Provision for loan and lease losses	24,628	9,354	49,542	28,730

Loans charged-off:
Residential real estate	(1,102)	(487)	(1,267)	(700)
Commercial and Construction	(2,525)	(1,024)	(5,785)	(3,011)
Finance leases	(2,292)	(1,022)	(4,418)	(1,716)
Consumer	(16,500)	(14,279)	(34,126)	(27,834)
Recoveries	1,381	1,389	2,767	3,059

Net charge-offs	(21,038)	(15,423)	(42,829)	(30,202)

Allowance for loan and lease losses, end of period	$165,009	$146,527	$165,009	$146,527

Allowance for loan and lease losses to period end total loans receivable	1.47%	1.35%	1.47%	1.35%
Net charge-offs annualized to average loans outstanding during the period	0.75%	0.50%	0.77%	0.48%
Provision for loan and lease losses to net charge-offs during the period	1.17	x	0.61	x	1.16	x	0.95	x
     First BanCorp’s allowance for loan and lease losses was $165.0 million as of June 30, 2007, compared to $146.5 million as of June 30, 2006. The provision for loan and lease losses for the quarter and six-month period ended June 30, 2007 amounted to $24.6 million and $49.5 million, respectively, compared to $9.4 million and $28.7 million, respectively, for the same periods in 2006. The increase in the provision for the 2007 periods, compared to 2006, was principally due to increases in non-accruing loans and charge-offs experienced during 2007 reflecting deteriorating economic conditions in Puerto Rico, coupled with the growth in the Corporation’s commercial loan portfolio (other than secured commercial loans to local financial institutions). In addition, during 2006 the Corporation’s experienced a reduction in its provision for loan losses levels due to the repayment of approximately $2.4 billion received in connection with a secured commercial loan extended to a local financial institution. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession that started in the first quarter of 2006. The latest Gross National Product forecast by the Puerto Rico Planning Board expects a 1.4% reduction in fiscal year 2007 compared to fiscal year 2006. The slowdown in activity is the result of, among other things, higher utility prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
     First BanCorp’s ratio of the allowance for loan and lease losses to period end total loans receivable increased by 12 basis points as of June 30, 2007 compared to the ratio as of June 30, 2006. The increase during 2007 mainly reflects the increase in the allowance as a result of the increasing trend in non-accruing loans. The Corporation’s ratio of the provision for loan and lease losses to net charge-offs for the quarter and six-month period ended June 30, 2007 totaled 117% and 116%, compared to 61% and 95%, respectively, for the same periods in 2006. The increase in the ratio of the provision for loan and lease losses to net charge-offs during 2007 mainly reflects the increasing trends in non-accruing loans and the aforementioned payment of $2.4 billion received from a local financial institution during the second quarter of 2006.
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
     The following table presents non-performing assets at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Non-accruing loans:
Residential real estate	$147,954	$114,828
Commercial, commercial real estate and construction	119,891	82,713
Finance leases	6,987	8,045
Consumer	40,732	46,501

	315,564	252,087

Other real estate owned	6,280	2,870
Other repossessed property	14,100	12,103

Total non-performing assets	$335,944	$267,060

Past due loans	$44,392	$31,645
Non-performing assets to total assets	1.91%	1.54%
Non-accruing loans to total loans receivable	2.81%	2.24%
Allowance for loan and lease losses	$165,009	$158,296
Allowance to total non-accruing loans	52.29%	62.79%
Allowance to total non-accruing loans, excluding residential real estate loans	98.45%	115.33%
     As a result of the increase in delinquencies, the Corporation’s non-accruing loans to total loans receivable ratio increased 57 basis points from 2.24% as of December 31, 2006 to 2.81% as of June 30, 2007 and total non-accruing loans increased by $63.5 million, or 25%, from $252.1 million as of December 31, 2006 to $315.6 million as of June 30, 2007. The increase in non-performing loans as of June 30, 2007, compared to December 31, 2006, was mainly attributable to two factors: (i) continued increase in non-performing loans in residential real estate of approximately $33.1 million, or 29%, and (ii) classification as non-accrual of one loan relationship in the Corporation’s Miami Agency of approximately $36.4 million. In addition, after the close of the quarter, approximately $24.1 million of the same loan relationship was placed in non-accrual status in the third quarter of 2007. Market data during the second quarter of 2007 suggested that the South Florida market was weakening, causing deterioration in the Corporation’s commercial and construction loan portfolios in South Florida, particularly the Corporation’s portfolio of condo conversion loans in Miami. Since the third quarter of 2006, the Corporation decided to limit the origination and reduce the exposure of condo conversion loans in South Florida. As a result, the condo conversion loan portfolio decreased by approximately $285 million from its peak in May 2006 of $654 million to $369 million as of June 30, 2007.
     The condo conversion loans referenced above are fully secured with real estate. The Corporation has been working with authorized representatives of the borrower for purposes of protecting the Corporation’s collateral and obtaining optimal recovery of the loans outstanding.
     As of June 30, 2007, the ratio of allowance for loan and lease losses to total non-accruing loans totaled 52.29%, compared to 62.79% as of December 31, 2006. The decrease mainly reflects a higher proportion of residential real estate loans in the composition of the Corporation’s total non-accruing loans coupled with the previously discussed impairment analysis performed on the aforementioned Miami Agency relationship. Historically, the Corporation has experienced the lowest rates of losses on its residential real estate portfolio. As a consequence, the provision and allowance for loan and lease losses did not increase proportionately with the increase in non-accruing loans.

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
     A large portion of the Corporation’s funding is retail brokered CDs issued by the banking subsidiaries. In the event that the Corporation’s bank subsidiaries are not well-capitalized institutions, they might not be able to replace this source of funding. The banking subsidiaries currently comply with the minimum requirements ratios for “well-capitalized” institutions and the Corporation does not foresee any risks to their ability to issue brokered CDs. In addition, the average life of the retail brokered CDs was approximately 5.9 years as of June 30, 2007. Approximately 57% of these certificates are callable, but only at the Corporation’s option.
     Refer to the “Source of Funds” section above for further details on the Corporation’s brokered CDs.
     Over the last three years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% as of December 31, 2004 to 26% as of June 30, 2007. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive, if needed, liquidity from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC.
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
     The Corporation classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Corporation has specialized groups, such as the Legal Department, Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups.
Legal and Regulatory Risk
     Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In 2006, as part of the implementation of the enterprise risk management framework, the Corporation revised and implemented a new corporate compliance function, headed by a newly designated Compliance Director. The Corporation’s Compliance Director reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. Additional Compliance Officers were established in each major business areas with direct reporting relationships to the Corporate Compliance Group.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding market risk to which the Corporation is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     There have not been changes to the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates to that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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