Form 10-Q
period 2007-09-30
FIRST BANCORP /PR/
filed 2007-11-09
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Common stock: 92,504,506 outstanding as of October 31, 2007.

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2007 and December 31, 2006	4
Consolidated Statements of Income (Unaudited) – Quarters ended September 30, 2007 and September 30, 2006 and Nine-months ended September 30, 2007 and September 30, 2006	5
Consolidated Statements of Cash Flows (Unaudited) – Nine-months ended September 30, 2007 and September 30, 2006	6
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine-months ended September 30, 2007 and September 30, 2006	7
Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended September 30, 2007 and September 30, 2006 and Nine-months ended September 30, 2007 and September 30, 2006	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	84
Item 4. Controls and Procedures	84

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	85
Item 1A. Risk Factors	85
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 3. Defaults Upon Senior Securities	85
Item 4. Submission of Matters to a Vote of Security Holders	86
Item 5. Other Information	86
Item 6. Exhibits	86
SIGNATURES	87
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

FORWARD LOOKING STATEMENTS
         This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q or future filings by First BanCorp (the “Corporation”) with the Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
         First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including prevailing interest rates and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that economically hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes as well as other derivative instruments used for protection from interest rate fluctuations;

•	risks arising from worsening economic conditions in Puerto Rico and in the United States market;

•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the condo conversion loans in its Miami Agency;

•	developments in technology;

•	risks associated with changes to the Corporation’s business strategy to no longer acquire mortgage loans in bulk;

•	the impact of Doral Financial Corporation and R&G Financial Corporation’s financial condition on the repayment of their outstanding secured loan to the Corporation;

•	risks associated with being subject to the cease and desist orders;

•	the Corporation’s ability to issue brokered certificates of deposit and the ability to fund operations;

•	risks associated with downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$138,037	$112,341

Money market instruments	409,859	377,296
Federal funds sold and securities purchased under agreements to resell	4,501	42,051
Time deposits with other financial institutions	59,097	37,123

Total money market investments	473,457	456,470

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	496,797	1,373,467
Other investment securities	795,389	326,956

Total investment securities available for sale	1,292,186	1,700,423

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,336,796	2,661,088
Other investment securities	1,064,700	686,043

Total investment securities held to maturity, fair value of $3,334,661 (2006 - $3,256,966)	3,401,496	3,347,131

Other equity securities	60,679	40,159

Loans, net of allowance for loan and lease losses of $177,486 (December 31, 2006 - $158,296)	11,124,036	11,070,446
Loans held for sale, at lower of cost or market	24,954	35,238

Total loans, net	11,148,990	11,105,684

Premises and equipment, net	161,717	155,662
Other real estate owned	7,297	2,870
Accrued interest receivable on loans and investments	106,287	112,505
Due from customers on acceptances	697	150
Other assets	296,237	356,861

Total assets	$17,087,080	$17,390,256

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$613,868	$790,985
Interest-bearing deposits (includes $4,314,141 measured at fair value as of September 30, 2007)	10,921,279	10,213,302
Federal funds purchased and securities sold under agreements to repurchase	2,519,026	3,687,724
Advances from the Federal Home Loan Bank (FHLB)	1,005,000	560,000
Notes payable (includes $14,184 measured at fair value as of September 30, 2007)	32,526	182,828
Other borrowings	231,792	231,719
Bank acceptances outstanding	697	150
Accounts payable and other liabilities	348,706	493,995

Total liabilities	15,672,894	16,160,703

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,402,306 shares as of September 30, 2007 (2006 - 93,151,856 shares)	102,402	93,152
Less: Treasury stock (at par value)	(9,898)	(9,898)

Common stock outstanding	92,504	83,254

Additional paid-in capital	108,322	22,757
Legal surplus	276,848	276,848
Retained earnings	428,355	326,761
Accumulated other comprehensive loss, net of tax benefit of $253 (December 31, 2006 - $221)	(41,943)	(30,167)

Total stockholders’ equity	1,414,186	1,229,553

Total liabilities and stockholders’ equity	$17,087,080	$17,390,256

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans	$223,738	$216,953	$678,288	$710,646
Investment securities	62,794	70,490	202,138	214,171
Money market investments	9,399	30,268	19,961	65,042

Total interest income	295,931	317,711	900,387	989,859

Interest expense:
Deposits	143,188	135,647	401,160	479,639
Federal funds purchased and repurchase agreements	34,300	49,413	115,460	154,111
Advances from FHLB	9,172	2,876	26,370	9,921
Notes payable and other borrowings	4,242	7,073	17,718	24,429

Total interest expense	190,902	195,009	560,708	668,100

Net interest income	105,029	122,702	339,679	321,759

Provision for loan and lease losses	34,260	20,560	83,802	49,290

Net interest income after provision for loan and lease losses	70,769	102,142	255,877	272,469

Non-interest income:
Other service charges on loans	1,290	1,228	5,499	4,181
Service charges on deposit accounts	3,160	3,025	9,536	9,580
Mortgage banking activities gain	1,125	1,595	2,238	1,447
Net loss on investments and impairments	(3,119)	(6,083)	(6,714)	(6,658)
Net gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	1,000	2,497	(10,640)
Rental income	620	847	1,953	2,458
Gain on sale of credit card portfolio	—	—	2,819	—
Insurance reimbursements and other agreements related to a contingency settlement	15,075	—	15,075	—
Other operating income	5,769	6,433	17,742	20,048

Total non-interest income	23,920	8,045	50,645	20,416

Non-interest expenses:
Employees’ compensation and benefits	33,995	32,881	103,719	96,876
Occupancy and equipment	14,970	13,731	43,848	40,060
Business promotion	2,973	4,512	12,767	12,611
Professional fees	4,473	7,408	16,478	24,944
Taxes, other than income taxes	4,015	3,578	11,249	8,691
Insurance and supervisory fees	5,282	1,862	8,773	5,473
Other operating expenses	9,244	8,968	30,936	27,063

Total non-interest expenses	74,952	72,940	227,770	215,718

Income before income taxes	19,737	37,247	78,752	77,167
Income tax provision	(5,595)	(10,565)	(17,983)	(14,819)

Net income	$14,142	$26,682	$60,769	$62,348

Net income attributable to common stockholders	$4,073	$16,613	$30,562	$32,141

Net income per common share:
Basic	$0.05	$0.20	$0.36	$0.39

Diluted	$0.05	$0.20	$0.36	$0.39

Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$60,769	$62,348

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,239	12,567
Amortization of core deposit intangible	2,477	2,582
Provision for loan and lease losses	83,802	49,290
Deferred income tax provision (benefit)	12,511	(35,606)
Stock-based compensation recognized	2,848	5,380
Loss (gain) on sale of investments, net	1,482	(5,431)
Other-than-temporary impairments on available-for-sale securities	5,232	12,089
Derivative instruments and hedging activities loss	6,481	64,026
Net gain on sale of loans and impairments	(1,485)	(1,064)
Net (gain) loss on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	(2,497)	10,640
Net amortization of premiums and discounts and deferred loan fees and costs	(936)	(2,046)
Amortization of broker placement fees	7,426	15,228
(Accretion) amortization of basis adjustments on fair value hedges	(2,061)	458
Net accretion of discount and premiums on investment securities	(29,550)	(26,243)
Gain on sale of credit card portfolio	(2,819)	—
Decrease in accrued income tax payable	(4,791)	(42,621)
Decrease in accrued interest receivable	6,088	2,543
(Decrease) increase in accrued interest payable	(26,374)	26,564
Decrease in other assets	2,279	4,923
(Decrease) increase in other liabilities	(97,550)	17,353

Total adjustments	(24,198)	110,632

Net cash provided by operating activities	36,571	172,980

Cash flows from investing activities:
Principal collected on loans	2,330,949	5,209,573
Loans originated	(2,619,987)	(3,491,295)
Purchase of loans	(147,848)	(134,310)
Proceeds from sale of loans	97,500	116,215
Proceeds from sale of repossessed assets	43,756	32,989
Purchase of servicing assets	(1,614)	(724)
Proceeds from sale of available-for-sale securities	408,285	228,123
Purchase of securities held to maturity	(417,450)	(402,607)
Purchase of securities available for sale	—	(225,373)
Principal repayments and maturities of securities held to maturity	392,480	509,567
Principal repayments of securities available for sale	163,959	168,697
Additions to premises and equipment	(19,294)	(47,699)
(Increase) decrease in other equity securities	(20,520)	21,378

Net cash provided by investing activities	210,216	1,984,534

Cash flows from financing activities:
Net increase (decrease) in deposits	622,608	(651,589)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(1,168,698)	(1,605,447)
Net FHLB advances taken (paid)	445,000	(372,000)
Repayments of notes payable and other borrowings	(150,000)	—
Dividends paid	(44,981)	(47,669)
Issuance of common stock	91,967	—
Exercise of stock options	—	19,756

Net cash used in financing activities	(204,104)	(2,656,949)

Net increase (decrease) in cash and cash equivalents	42,683	(499,435)
Cash and cash equivalents at beginning of period	568,811	1,380,640

Cash and cash equivalents at end of period	$611,494	$881,205

Cash and cash equivalents include:
Cash and due from banks	$138,037	$81,984
Money market instruments	473,457	799,221

	$611,494	$881,205

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on borrowings	$565,286	$559,114
Income taxes	9,738	91,126

Non-cash investing and financing activities:
Additions to other real estate owned	$7,334	$2,466
Additions to auto repossessions	84,225	86,021
Capitalization of servicing assets	913	852
Recharacterization of secured commercial loans as securities collateralized by loans	183,830	—
The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended
(In thousands)	September 30, 2007	September 30, 2006
Preferred Stock	$550,100	$550,100

Common Stock Outstanding:
Balance at beginning of period	83,254	80,875
Issuance of common stock	9,250	—
Common stock issued under stock option plan	—	2,379

Balance at end of period	92,504	83,254

Additional Paid-In-Capital:
Balance at beginning of period	22,757	—
Issuance of common stock	82,717	—
Shares issued under stock option plan	—	17,377
Stock-based compensation recognized	2,848	5,380

Balance at end of period	108,322	22,757

Legal Surplus	276,848	265,844

Retained Earnings:
Balance at beginning of period	326,761	316,697
Net income	60,769	62,348
Cash dividends declared on common stock	(18,131)	(17,462)
Cash dividends declared on preferred stock	(30,207)	(30,207)
Cumulative adjustment for accounting change (adoption of FIN 48)	(2,615)	—
Cumulative adjustment for accounting change (adoption of SFAS No. 159)	91,778	—

Balance at end of period	428,355	331,376

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of period	(30,167)	(15,675)
Other comprehensive loss, net of tax	(11,776)	(13,141)

Balance at end of period	(41,943)	(28,816)

Total stockholders’ equity	$1,414,186	$1,224,515

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Net income	$14,142	$26,682	$60,769	$62,348

Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	15,364	48,412	(18,522)	(20,017)
Less: Reclassification adjustments for net loss and other-than-temporary impairments included in net income	3,119	6,083	6,714	6,658
Income tax (expense) benefit related to items of other comprehensive income	(173)	(676)	32	218

Other comprehensive income (loss) for the period, net of tax	18,310	53,819	(11,776)	(13,141)

Total comprehensive income	$32,452	$80,501	$48,993	$49,207

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
     The results of operations for the quarter and nine-month period ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire year.
Recently issued accounting pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This Statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Corporation adopted SFAS 159 and SFAS 157 effective January 1, 2007. The Corporation decided to early adopt SFAS 159 for the callable brokered certificates of deposit (“brokered CDs”) and a portion of the callable fixed medium-term notes (“SFAS 159 liabilities”), both of which were hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in determining to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
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

     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159, the Corporation will no longer amortize or accrete the basis adjustment for the SFAS 159 liabilities. The basis adjustment amortization or accretion is the reversal of the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. SFAS 159 also establishes that the accrued interest should be reported as part of the fair value of the financial instruments elected to be measured at fair value. The impact of the derecognition of the basis adjustment and the unamortized placement fees as of January 1, 2007 results in a cumulative after-tax reduction to retained earnings of approximately $23.9 million. This negative charge was included in the total cumulative after-tax increase to retained earnings of $91.8 million that resulted with the adoption of SFAS 157 and SFAS 159. Refer to Note 14 to these interim unaudited consolidated financial statements for required disclosures and further information on the impact of adoption of this accounting pronouncement.
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
     In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007. Refer to Note 13 for required disclosures and further information on the impact of the adoption of this accounting pronouncement.
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

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters and nine-month periods ended on September 30, 2007 and 2006 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net Income:
Net income	$14,142	$26,682	$60,769	$62,348
Less: Preferred stock dividend	(10,069)	(10,069)	(30,207)	(30,207)

Net income available to common stockholders	$4,073	$16,613	$30,562	$32,141

Weighted-Average Shares:
Basic weighted average common shares outstanding	87,075	83,254	84,542	82,694
Average potential common shares	242	83	416	360

Diluted weighted average number of common shares outstanding	87,317	83,337	84,958	83,054

Earnings per common share:
Basic	$0.05	$0.20	$0.36	$0.39

Diluted	$0.05	$0.20	$0.36	$0.39

     Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and nine-month period ended September 30, 2007, a total of 2,054,600 stock options were not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarter and nine-month period ended September 30, 2006, there were 2,179,796 and 2,438,791 weighted average outstanding stock options, respectively, which were excluded from the computation of dilutive earnings per share because they were antidilutive.
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
       Under the Corporation’s stock option plan, the Compensation Committee had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to the stock appreciation rights, the Optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered shall be cancelled by the Corporation and the shares subject to the option shall not be eligible for further grants under the option plan. The 1997 stock option plan expired in the first quarter of 2007 and there is no other plan in place.
     On January 1, 2006, the Corporation adopted SFAS 123R, “Share-Based Payment” using the “modified prospective” method. Using this method, and since all previously issued stock options were fully vested at the time of the adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (same as the prospective method). The compensation expense associated with stock options for the nine-month periods ended September 30, 2007 and 2006 was approximately $2.8 million and $5.4 million, respectively. The Corporation recognized compensation expense associated with stock options of $0.5 million for the third quarter of 2006, no stock options were granted during the third quarter of 2007. All employee stock options granted during 2007 and 2006 were fully vested at the time of grant.
     The activity of stock options during the first nine months of 2007 is set forth below:

	Nine-Month Period Ended
	September 30, 2007
			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (Years)	(In thousands)
Beginning of period	3,024,410	$13.95
Options granted	1,170,000	9.20

End of period outstanding and exercisable	4,194,410	$12.63	7.1	$1,221

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
     The Corporation uses empirical research data to estimate option exercises and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on the historical implied volatility of the Corporation’s common stock at each grant date. The dividend yield is based on the historical 12-month dividend yield observable at each grant date. The risk-free rate for the period is based on historical zero coupon curves obtained from Bloomberg L.P. at the time of grant based on the option’s expected term.
     No stock options were exercised during the first nine-months of 2007. The total intrinsic value of options exercised during the first nine months of 2006 was approximately $10.0 million. Cash proceeds from options exercised during the first nine months of 2006 amounted to approximately $19.8 million.

4 – INVESTMENT SECURITIES
     Investment Securities Available for Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007					December 31, 2006
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
				(Dollars in thousands)
Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	$500	$—	$—	$500	5.70	$—	$—	$—	$—	—
After 5 to 10 years	107,595	39	2,247	105,387	4.23	402,542	6	11,820	390,728	4.31
After 10 years	12,984	23	6	13,001	6.16	12,984	—	120	12,864	6.16
Puerto Rico Government obligations:
After 1 to 5 years	13,924	134	336	13,722	4.99	4,635	126	—	4,761	6.18
After 5 to 10 years	7,174	199	99	7,274	5.66	15,534	219	508	15,245	4.86
After 10 years	4,738	23	213	4,548	5.81	5,376	98	178	5,296	5.88

United States and Puerto Rico Government obligations	146,915	418	2,901	144,432	4.60	441,071	449	12,626	428,894	4.43

Mortgage-backed securities:
FHLMC certificates:
Within 1 year	97	—	—	97	5.47	82	—	—	82	5.99
After 1 to 5 years	846	23	—	869	6.96	1,666	36	—	1,702	6.98
After 10 years	5,325	55	153	5,227	5.63	5,846	55	110	5,791	5.61

	6,268	78	153	6,193	5.63	7,594	91	110	7,575	5.92

GNMA certificates:
After 1 to 5 years	612	8	—	620	6.47	866	10	—	876	6.44
After 5 to 10 years	760	4	7	757	6.03	795	3	3	795	5.53
After 10 years	337,883	405	7,757	330,531	5.26	379,363	470	7,136	372,697	5.26

	339,255	417	7,764	331,908	5.26	381,024	483	7,139	374,368	5.26

FNMA certificates:
After 1 to 5 years	43	1	—	44	7.11	90	—	—	90	7.34
After 5 to 10 years	40,166	10	725	39,451	4.83	18,040	10	305	17,745	4.87
After 10 years	626,892	665	12,196	615,361	5.18	864,508	673	11,476	853,705	5.18

	667,101	676	12,921	654,856	5.16	882,638	683	11,781	871,540	5.17

Mortgage pass-through certificates:
After 10 years	165,817	3	19,059	146,761	6.13	367	3	—	370	7.28

Mortgage-backed securities	1,178,441	1,174	39,897	1,139,718	5.33	1,271,623	1,260	19,030	1,253,853	5.21

Corporate bonds:
After 5 to 10 years	1,300	—	137	1,163	7.70	1,300	—	83	1,217	7.70
After 10 years	4,411	—	784	3,627	7.97	4,412	—	668	3,744	7.97

Corporate bonds	5,711	—	921	4,790	7.91	5,712	—	751	4,961	7.91

Equity securities (without contractual maturity)	3,316	—	70	3,246	—	12,406	452	143	12,715	3.70

Total investment securities available for sale	$1,334,383	$1,592	$43,789	$1,292,186	5.25	$1,730,812	$2,161	$32,550	$1,700,423	5.01

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

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2007 and December 31, 2006:

	As of September 30, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
Obligations of U.S. Government sponsored agencies	$—	$—	$97,891	$2,253	$97,891	$2,253
Puerto Rico Government obligations	1,320	8	13,520	640	14,840	648
Mortgage-backed securities
FHLMC	—	—	3,447	153	3,447	153
GNMA	1,158	16	313,829	7,748	314,987	7,764
FNMA	1,666	11	628,791	12,910	630,457	12,921
Mortgage pass-through trust certificates	146,415	19,059	—	—	146,415	19,059
Corporate bonds	—	—	4,790	921	4,790	921
Equity securities	933	70	—	—	933	70

	$151,492	$19,164	$1,062,268	$24,625	$1,213,760	$43,789

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
Obligations of U.S. Government sponsored agencies	$21,802	$146	$381,790	$11,794	$403,592	$11,940
Puerto Rico Government obligations	—	—	13,474	686	13,474	686
Mortgage-backed securities
FHLMC	30	—	3,903	110	3,933	110
GNMA	354,073	7,139	—	—	354,073	7,139
FNMA	376,813	4,719	465,606	7,062	842,419	11,781
Corporate bonds	—	—	4,961	751	4,961	751
Equity securities	1,629	143	—	—	1,629	143

	$754,347	$12,147	$869,734	$20,403	$1,624,081	$32,550

     The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and other securities secured by mortgage loans (ii) U.S. Treasury and agencies securities. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. government. Principal and interest on these securities are therefore deemed recoverable. The Corporation’s policy is to review its investment portfolio for possible other-than temporary impairment, at least quarterly. As of September 30, 2007, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary.
     During the first nine months of 2007 and 2006, the Corporation recorded other-than-temporary impairments of approximately $5.2 million and $12.1 million, respectively, on certain equity securities held in its available-for-sale investment portfolio. Management concluded that the declines in value of the securities were other-than-

temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the nine-month period ended September 30, 2007 amounted to approximately $408.3 million (2006 — $228.1 million). The Corporation realized gross gains of approximately $0.4 million and approximately $1.9 million in gross realized losses for the first nine months of 2007 (2006 — $5.6 million in gross realized gains and approximately $0.2 million in gross realized losses).
Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007					December 31, 2006
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
				(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$351,959	$649	$—	$352,608	4.67	$158,402	$44	$—	$158,446	4.97
Obligations of other U.S. Government sponsored agencies:
Due within 1 year	—	—	—	—		24,695	5	—	24,700	5.25
After 10 years	2,101,248	45	34,326	2,066,967	5.82	2,074,943	—	53,668	2,021,275	5.83
Puerto Rico Government obligations:
After 5 to 10 years	17,152	489	148	17,493	5.85	16,716	553	115	17,154	5.84
After 10 years	13,920	—	325	13,595	5.50	15,000	53	—	15,053	5.50

United States and Puerto Rico Government obligations	2,484,279	1,183	34,799	2,450,663	5.65	2,289,756	655	53,783	2,236,628	5.76

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	12,220	—	310	11,910	3.75	15,438	—	577	14,861	3.61
FNMA certificates:
After 5 to 10 years	19,937	—	575	19,362	4.04	14,234	—	484	13,750	3.80
After 10 years	883,060	—	32,269	850,791	4.38	1,025,703	48	36,064	989,687	4.40

Mortgage-backed securities	915,217	—	33,154	882,063	4.36	1,055,375	48	37,125	1,018,298	4.38

Corporate bonds:
After 10 years	2,000	—	65	1,935	5.80	2,000	40	—	2,040	5.80

Total investment securities held-to-maturity	$3,401,496	$1,183	$68,018	$3,334,661	5.30	$3,347,131	$743	$90,908	$3,256,966	5.33

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The following tables show the Corporation’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2007 and December 31, 2006.

	As of September 30, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Other U.S. Government sponsored agencies	$—	$—	$1,616,922	$34,326	$1,616,922	$34,326
Puerto Rico Government obligations	20,557	363	4,143	110	24,700	473
Mortgage-backed securities
FHLMC	—	—	11,910	310	11,910	310
FNMA	3,246	11	866,907	32,833	870,153	32,844
Corporate bonds	1,935	65	—	—	1,935	65

	$25,738	$439	$2,499,882	$67,579	$2,525,620	$68,018

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Other U.S. Government sponsored agencies	$—	$—	$2,021,275	$53,668	$2,021,275	$53,668
Puerto Rico Government obligations	—	—	3,978	115	3,978	115
Mortgage-backed securities
FHLMC	—	—	14,861	577	14,861	577
FNMA	24,589	1,020	975,510	35,528	1,000,099	36,548

	$24,589	$1,020	$3,015,624	$89,888	$3,040,213	$90,908

     Held-to-maturity securities in an unrealized loss position as of September 30, 2007 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. The unrealized losses in the held-to-maturity portfolio as of September 30, 2007 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary. At this time, the Corporation has the intent and ability to hold these investments until maturity.

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
     As of September 30, 2007 and December 31, 2006, the Corporation had investments in FHLB stock with a book value of $59.0 million and $38.4 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2007 and December 31, 2006 was $1.7 million.
6 – LOAN PORTFOLIO
     The following is a detail of the loan portfolio:

	September 30,	December 31,
	2007	2006
	(In thousands)
Residential real estate loans	$2,978,331	$2,737,392

Commercial loans:
Construction loans	1,470,933	1,511,608
Commercial mortgage loans	1,292,723	1,215,040
Commercial loans	2,825,488	2,698,141
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	647,827	932,013

Commercial loans	6,236,971	6,356,802

Finance leases	383,105	361,631

Consumer loans	1,703,115	1,772,917

Loans receivable	11,301,522	11,228,742
Allowance for loan and lease losses	(177,486)	(158,296)

Loans receivable, net	11,124,036	11,070,446
Loans held for sale	24,954	35,238

Total loans	$11,148,990	$11,105,684

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary (“First Bank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio of $11.3 billion as of September 30, 2007, approximately 79% have credit risk concentration in Puerto Rico, 13% in the United States and 8% in the Virgin Islands.
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
     As part of the agreements entered into with R&G Financial, the Corporation recognized a net gain of $2.5 million in the first quarter of 2007 as a result of the differential between the carrying value of the loans, the net payment received and the fair value of securities obtained from R&G Financial.
7 – ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$165,009	$146,527	$158,296	$147,999
Provision for loan and lease losses	34,260	20,560	83,802	49,290
Charge-offs	(23,173)	(21,233)	(68,769)	(54,494)
Recoveries	1,390	5,071	4,157	8,130

Balance at end of period	$177,486	$150,925	$177,486	$150,925

     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and do not necessarily represent loans for which the Corporation will incur a substantial loss. As of September 30, 2007 and December 31, 2006, impaired loans and their related allowance were as follows:

	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Impaired loans	$144,212	$63,022
Impaired loans with valuation allowance	127,617	63,022
Allowance for impaired loans	11,822	9,989
     The Corporation recognized an impairment of $8.1 million during the third quarter of 2007 on four individual condominium-conversion loans, with an aggregate principal balance of $60.5 million, extended to a single borrower through the Corporation’s Miami Agency based on an updated impairment analysis that incorporated new appraisals.

     There are two main factors that accounted for the increase in impaired loans during 2007. First, the Corporation’s identification in the second quarter of 2007 of two large loan relationships that it determined should be classified as impaired; (i) the aforementioned troubled loan relationship in the Miami Agency totaling $60.5 million and (ii) one commercial loan relationship in Puerto Rico totaling $34.1 million. Second, the Corporation’s impaired loans decreased, excluding the two relationships discussed above, by approximately $25.2 million during the first nine months of 2007 as a result of loans paid in full, loans no longer considered impaired and loans charged-off, which had a related impairment reserve of approximately $8.3 million. In addition to the two large relationships mentioned above, the Corporation increased its impaired loans by approximately $11.0 million comprised of several individual loans, most of them secured by real estate, which had a related impairment reserve of approximately $1.4 million.
     Interest income in the amount of approximately $0.8 million and $0.6 million was recognized on impaired loans for the quarters ended September 30, 2007 and 2006, respectively. Interest income in the amount of approximately $2.7 million and $2.6 million was recognized on impaired loans for the nine-month periods ended September 30, 2007 and 2006, respectively.
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
     The Corporation designates a derivative as either a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As part of the interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under the interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps and unrealized gains and losses arising from changes in fair value are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being hedged. As of September 30, 2007, all derivatives held by the Corporation were considered economic undesignated hedges.
     Effective January 1, 2007, the Corporation adopted SFAS 159 for its callable brokered CDs and a portion of its callable fixed medium-term notes that were hedged with interest rate swaps following fair value hedge accounting under SFAS 133. Interest rate risk on the callable brokered CDs and medium-term notes elected for the fair value option under SFAS 159 continues to be economically hedged with callable interest rate swaps. Prior to the implementation of SFAS 159, the Corporation had been following the long-haul method of accounting under SFAS 133, which was adopted on April 3, 2006, for its portfolio of callable interest rate swaps, callable brokered CDs and callable notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent that changes in the fair value of a derivative do not offset changes in the fair value of the hedged item. The Corporation recognized, as a reduction to interest expense, approximately $1.4 million and $3.4 million for the quarter and nine-month period ended September 30, 2006, representing ineffectiveness on derivatives that qualified as a fair value hedge under SFAS 133.

     In addition, effective on January 1, 2007, the Corporation discontinued the use of fair value hedge accounting under SFAS 133 for an interest rate swap that hedged a $150 million medium-term note (“the $150 million medium-term note”). The Corporation’s decision was based on the determination that the interest rate swap was no longer effective in offsetting the changes in the fair value of the $150 million medium-term note. After the discontinuance of hedge accounting, the basis adjustment, which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, was being amortized or accreted over the remaining life of the liability as a yield adjustment. The $150 million medium-term note was redeemed prior to its maturity during the second quarter of 2007.
     The following table summarizes the notional amounts of all derivative instruments as of September 30, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,394	$80,720
Receive fixed versus pay floating	4,420,686	4,802,370
Embedded written options	53,515	13,515
Purchased options	53,515	13,515
Written interest rate cap agreements	128,083	125,200
Purchased interest rate cap agreements	300,895	330,607

	$5,037,088	$5,365,927

     The following table summarizes the notional amounts of all derivatives by the Corporation’s designation as of September 30, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit, notes payable and loans	$4,501,080	$336,473
Embedded options on stock index deposits	53,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	13,515
Written interest rate cap agreements	128,083	125,200
Purchased interest rate cap agreements	300,895	330,607

Total derivatives not designated as hedges	$5,037,088	$819,310

Designated hedges:
Fair value hedges:
Interest rate swaps used to hedge fixed-rate certificates of deposit	$—	$4,381,175
Interest rate swaps used to hedge fixed- and step-rate notes payable	—	165,442

Total fair value hedges	$—	$4,546,617

Total	$5,037,088	$5,365,927

     As of September 30, 2007, derivatives not designated or not qualifying for hedge accounting with a positive fair value of $23.3 million (December 31, 2006 — $16.2 million) and a negative fair value of $136.1 million (December 31, 2006 — $16.3 million) were recorded as part of “Other Assets” and “Accounts payable and other liabilities,” respectively, in the Consolidated Statements of Financial Condition. As of December 31, 2006 derivatives qualifying for fair value hedge accounting with a negative fair value of $126.7 million were recorded as part of “Accounts payable and other liabilities” in the Consolidated Statement of Financial Condition.
     The majority of the Corporation’s derivative instruments represent interest rate swaps that mainly convert long-term fixed-rate brokered CDs to a floating-rate. A summary of the types of swaps used as of September 30, 2007 and December 31, 2006 follows:

	As of	As of
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$80,394	$80,720
Weighted average receive rate at period end	7.04%	7.38%
Weighted average pay rate at period end	6.53%	6.37%
Floating rates range from 187 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$4,420,686	$4,802,370
Weighted average receive rate at period end	5.00%	5.16%
Weighted average pay rate at period end	5.29%	5.42%
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

9 – GOODWILL AND OTHER INTANGIBLES
       Goodwill as of September 30, 2007 amounted to $28.1 million (December 31, 2006 - $28.7 million), recognized as part of “Other Assets”, resulting primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2007 and 2006.
       As of September 30, 2007, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $17.4 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2006 - $41.2 million and $15.0 million, respectively). For each of the quarters ended September 30, 2007 and 2006, the amortization expense of core deposits amounted to $0.8 million. For the nine-month periods ended September 30, 2007 and 2006, the amortization expense of core deposits amounted to $2.5 million and $2.6 million, respectively.
10 – DEPOSITS
     The following table summarizes deposit balances:

	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Non-interest bearing checking account deposits	$613,868	$790,985
Savings accounts	1,068,685	984,332
Interest-bearing checking accounts	464,614	433,278
Certificates of deposit	1,691,191	1,696,213
Brokered certificates of deposit (includes $4,314,141 measured at fair value as of September 30, 2007)	7,696,789	7,099,479

	$11,535,147	$11,004,287

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
     The following are the components of interest expense on deposits:

	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In thousands)
Interest expense on deposits	$139,525	$141,903	$387,579	$402,956
Amortization of broker placement fees (1)	2,661	6,491	6,919	15,196

Interest expense on deposits excluding net unrealized loss (gain) on derivatives (undesignated and designated hedges), SFAS 159 brokered CDs and (accretion) amortization of basis adjustment on fair value hedges	142,186	148,394	394,498	418,152
Net unrealized loss (gain) on derivatives (undesignated and designated hedges) and SFAS 159 brokered CDs	1,002	(11,886)	6,662	61,069
(Accretion) amortization of basis adjustment on fair value hedges	—	(861)	—	418

Total interest expense on deposits	$143,188	$135,647	$401,160	$479,639

(1)	For 2007 the amortization of broker placement fees is related to brokered CDs not elected for the fair value option under SFAS 159.
     Total interest expense on deposits includes interest exchanged on interest rate swaps that hedge (economically or under fair value hedge accounting) brokered CDs that for the quarter and nine-month period ended September 30, 2007 amounted to net interest incurred of $3.4 million and $10.8 million, respectively (2006 – net interest incurred of $6.0 million for the third quarter and $4.3 million for the nine-month period).

11 – NOTES PAYABLE
     Notes payable consist of:

	September 30,	December 31,
	2007	2006
	(In thousands)
Callable fixed-rate notes, bearing interest at 6.00%, maturing on October 1, 2024 (1)	$—	$151,554

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5% as of September 30, 2007 and December 31, 2006) maturing on October 18, 2019, measured at fair value under SFAS 159 as of September 30, 2007	14,184	15,616

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	8,998	7,525

Series B maturing on May 27, 2011	9,344	8,133

	$32,526	$182,828

(1)	During the second quarter of 2007, the Corporation early redeemed the $150 million medium-term note. The derecognition of the unamortized balances of the basis adjustment, placement fees and debt issue costs resulted in adjustments to earnings of approximately $1.3 million, increasing the Corporation’s net interest income.
12 – OTHER BORROWINGS
     Other borrowings consist of:

	September 30,	December 31,
	2007	2006
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (8.44% as of September 30, 2007 and 8.11% as of December 31, 2006)	$102,926	$102,853

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (8.09% as of September 30, 2007 and 7.87% as of December 31, 2006)	128,866	128,866

	$231,792	$231,719

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
     For the nine-month period ended September 30, 2007, the Corporation recognized an income tax expense of $18.0 million, compared to $14.8 million for the same period in 2006. The increase in income tax expense for the first nine months of 2007 as compared to the first nine months of 2006 was mainly due to a decrease in deferred income tax benefits, resulting from lower unrealized losses on derivative instruments and the adoption of SFAS 159, partially offset by a reduction in the current income tax provision due to lower taxable income.
     The adoption of the long-haul method of effectiveness testing under SFAS 133, on April 3, 2006, caused significant fluctuations in operating results when comparing year to date figures for 2007 and 2006. Prior to the implementation of the long-haul method, the Corporation recorded as part of interest expense unrealized losses of $69.7 million in the valuation of derivative instruments during the first quarter of 2006, which resulted on a deferred tax benefit. The adoption of the long-haul method during the second quarter of 2006 and SFAS 159 effective January 1, 2007, reduced the earnings volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. For the first nine months of 2007, the Corporation recorded as part of interest expense, net unrealized and realized losses on derivative instruments and SFAS 159 liabilities of $7.0 million compared to net unrealized losses of $65.0 million for the same period in 2006.

     As of September 30, 2007, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and thus, established a valuation allowance of $6.6 million, compared to a valuation allowance of $6.1 million as of December 31, 2006. As of September 30, 2007, the deferred tax asset, net of the valuation allowance of $6.6 million, amounted to approximately $95.4 million compared to $162.1 million, net of the valuation allowance of $6.1 million as of December 31, 2006. The decrease in the deferred tax asset is due to a reversal during the third quarter of 2007 related to the class action lawsuit contingency of $74.25 million recorded as of December 31, 2005.  The Corporation reached an agreement with the lead class action plaintiff during the third quarter of 2007 and payments totaling the previously reserved amount of $74.25 million were made. The increase in the deferred tax provision was offset by a corresponding decrease to the current income tax provision.
     The Corporation adopted FIN 48 as of January 1, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. The adoption of FIN 48 reduced the beginning balance of retained earnings as of January 1, 2007 by $2.6 million. Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with FIN 48 and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”).
     As of January 1, 2007, the balance of the Corporation’s UTBs amounted to $28.5 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of January 1, 2007, the Corporation’s accrual for interest that relate to tax uncertainties amounted to $6.3 million. As of January 1, 2007 there is no need to accrue for the payment of penalties. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Corporation does not anticipate any significant changes to its UTBs within the next 12 months.
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
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected to account at fair value certain financial liabilities which were hedged with interest rate swaps which were designated for fair value hedge accounting in accordance with SFAS 133. As of September 30, 2007, these liabilities included callable brokered CDs with an aggregate fair value of $4.3 billion and principal balance of $4.4 billion recorded in interest-bearing deposits; and certain medium-term notes with a fair value of $14.2 million and principal balance of $15.4 million recorded in notes payable. Interest paid on these instruments continues to be recorded in interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs and medium-term notes measured at fair value under SFAS 159 continue to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for other brokered CDs because these are not hedged by derivatives that qualified or designated for hedge accounting in accordance with SFAS 133. Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting for interest rate swaps that hedged the $150 million medium-term note since the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note, as a consequence, the Corporation did not elect the fair value option for this note either. The Corporation redeemed the $150 million medium-term note during the second quarter of 2007.
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

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., callable brokered CDs and medium-term notes elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
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
Medium-Term Notes
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option amounted to $1.6 million for the nine-month period ended September 30, 2007. For the medium-term notes the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and option.

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
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	September 30, 2007
	Fair Value Measurements Using
				Assets/ (Liabilities)
(In thousands)	Level 1	Level 2	Level 3	at Fair Value
Callable brokered CDs (1)	$—	$(4,314,141)	$—	$(4,314,141)
Medium-term notes (1)	—	(14,184)	—	(14,184)
Securities available for sale (2)	126,924	1,018,501	146,761	1,292,186
Derivative instruments (3)	—	(122,852)	10,042	(112,810)

(1)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(2)	Carried at fair value prior to the adoption of SFAS 159.

(3)	Derivatives as of September 30, 2007 include derivative assets of $23.3 million and derivative liabilities of $136.1 million, all of which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Fair Value for the Quarter Ended			Changes in Fair Value for the Nine-Month Period Ended
	September 30, 2007, for items Measured at Fair Value Pursuant			September 30, 2007, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
			Total			Total
			Changes in			Changes in
			Fair Value (Losses) Gains			Fair Value (Losses) Gains
	Losses included in	Gains included in	Included in	Losses included in	Gains included in	Included in
	Interest Expense	Interest Expense	Current-Period	Interest Expense	Interest Expense	Current-Period
	on Deposits	on Notes Payable	Earnings (1)	on Deposits	on Notes Payable	Earnings (1)
Callable brokered CDs	$(120,937)	$—	$(120,937)	$(177,301)	$—	$(177,301)
Medium-term notes	—	290	290	—	34	34

	$(120,937)	$290	$(120,647)	$(177,301)	$34	$(177,267)

(1)	Changes in fair value for the quarter and nine-month period ended September 30, 2007 include interest expense on callable brokered CDs of $58.0 million and $170.7 million, respectively, and interest expense on medium-term notes of $0.2 million and $0.6 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Income based on their contractual coupons.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine-month period ended September 30, 2007.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter ended September 30, 2007)		(Nine-month period ended September 30, 2007)
Level 3 Instruments Only		Securities Available		Securities Available
(In thousands)	Derivatives (1)	For Sale (2)	Derivatives (1)	For Sale (2)
Beginning balance
Total losses (realized/unrealized):	$14,636	$171,988	$10,288	$370
Included in earnings	(4,594)	—	(246)	—
Included in other comprehensive income	—	(18,524)	—	(19,059)
New instruments acquired	—	—	—	182,376
Principal repayments and amortization	—	(6,703)	—	(16,926)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$10,042	$146,761	$10,042	$146,761

(1)	Amounts mostly related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain available for sale securities collateralized by loans acquired in the first quarter of 2007 as part of the recharacterization of certain secured commercial loans.
     The table below summarizes gains and losses due to changes in fair value recorded in earnings for Level 3 assets and liabilities for the quarter and nine-month period ended September 30, 2007.

	Total Losses		Total (Losses) and Gains
	(Quarter ended September 30, 2007)		(Nine-month period ended September 30, 2007)
Level 3 Instruments Only		Securities Available		Securities Available
(In thousands)	Derivatives (1)	For Sale	Derivatives (1)	For Sale
Classification of (losses) and gains included in earnings (2):

Interest income on loans	$(129)	$—	$(262)	$—
Interest income on investment securities	(4,465)	—	16	—

	$(4,594)	$—	$(246)	$—

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	All gains and losses included in current period earnings were unrealized.
     The table below summarizes changes in unrealized gains or losses recorded in earnings for the quarter and nine-month period ended September 30, 2007 for Level 3 assets and liabilities that are still held as of September 30, 2007.

	Changes in Unrealized Losses		Changes in Unrealized (Losses) and Gains
	(Quarter ended September 30, 2007)		(Nine-month period ended September 30, 2007)
Level 3 Instruments Only		Securities Available		Securities Available
(In thousands)	Derivatives (1)	For Sale	Derivatives (1)	For Sale
Changes in unrealized (losses) and gains relating to assets still held at reporting date:

Interest income on loans	$(129)	$—	$(262)	$—
Interest income on investment securities	(4,465)	—	16	—

	$(4,594)	$—	$(246)	$—

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans). As of September 30, 2007 no impairment or valuation adjustment was recognized for assets recognized at fair value on a non-recurring basis, except for certain loans as shown in the following table:

				Quarter ended	Nine-month period
	Carrying value as of September 30, 2007			September 30, 2007	ended September 30, 2007
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses

Loans (1)	$—	$115,795	$—	$(6,252)	$(8,108)

(1)	Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS 114 “Accounting by Creditors for Impairment of a Loan”.
15 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of September 30, 2007, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
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

     The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the quarter ended September 30, 2007:
Interest income	$41,335	$46,172	$104,158	$71,388	$32,878	$295,931
Net (charge) credit for transfer of funds	(32,193)	24,340	(74,318)	89,581	(7,410)	—
Interest expense	—	(20,719)	—	(161,721)	(8,462)	(190,902)

Net interest income (loss)	9,142	49,793	29,840	(752)	17,006	105,029

Provision for loan and lease losses	(738)	(14,019)	(11,727)	—	(7,776)	(34,260)
Other income (loss)	1,182	5,643	764	(2,977)	4,233	8,845
Direct operating expenses	(5,684)	(24,117)	(6,254)	(2,051)	(12,005)	(50,111)

Segment income (loss)	$3,902	$17,300	$12,623	$(5,780)	$1,458	$29,503

Average earnings assets	$2,585,239	$1,811,466	$5,434,273	$5,705,114	$1,327,513	$16,863,605

For the quarter ended September 30, 2006:
Interest income	$38,256	$51,095	$98,146	$100,078	$30,136	$317,711
Net (charge) credit for transfer of funds	(27,473)	27,754	(69,499)	74,735	(5,517)	—
Interest expense	—	(18,302)	—	(169,804)	(6,903)	(195,009)

Net interest income	10,783	60,547	28,647	5,009	17,716	122,702

Provision for loan and lease losses	(209)	(11,488)	(4,589)	—	(4,274)	(20,560)
Other income (loss)	1,617	5,695	835	(5,942)	4,840	7,045
Net gain on partial extinguishment of a secured commercial loan to a local financial institution	—	—	1,000	—	—	1,000
Direct operating expenses	(4,759)	(20,807)	(3,987)	(2,398)	(11,570)	(43,521)

Segment income (loss)	$7,432	$33,947	$21,906	$(3,331)	$6,712	$66,666

Average earnings assets	$2,346,487	$1,921,140	$5,297,964	$7,674,849	$1,189,667	$18,430,107

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the nine-month period ended September 30, 2007:
Interest income	$122,153	$139,810	$321,236	$219,741	$97,447	$900,387
Net (charge) credit for transfer of funds	(92,948)	78,500	(219,446)	251,808	(17,914)	—
Interest expense	—	(59,803)	—	(476,825)	(24,080)	(560,708)

Net interest income (loss)	29,205	158,507	101,790	(5,276)	55,453	339,679

Provision for loan and lease losses	(1,924)	(41,706)	(25,805)	—	(14,367)	(83,802)
Other income (loss)	2,336	20,786	2,780	(6,294)	13,465	33,073
Net gain on partial extinguishment and recharacterization of secured commercial loan to a local financial institution	—	—	2,497	—	—	2,497
Direct operating expenses	(16,046)	(69,568)	(15,762)	(6,152)	(34,740)	(142,268)

Segment income (loss)	$13,571	$68,019	$65,500	$(17,722)	$19,811	$149,179

Average earnings assets	$2,524,502	$1,838,393	$5,441,358	$5,527,970	$1,301,675	$16,633,898

For the nine-month period ended September 30, 2006:
Interest income	$110,108	$151,607	$365,568	$277,252	$85,324	$989,859
Net (charge) credit for transfer of funds	(77,279)	80,959	(245,668)	256,875	(14,887)	—
Interest expense	—	(52,235)	—	(597,709)	(18,156)	(668,100)

Net interest income (loss)	32,829	180,331	119,900	(63,582)	52,281	321,759

Provision for loan and lease losses	(3,796)	(24,405)	(4,556)	—	(16,533)	(49,290)
Other income (loss)	1,513	17,440	3,880	(6,788)	15,011	31,056
Net loss on partial extinguishment of a secured commercial loan to a local financial institution	—	—	(10,640)	—	—	(10,640)
Direct operating expenses	(12,134)	(63,479)	(12,549)	(5,679)	(33,221)	(127,062)

Segment income (loss)	$18,412	$109,887	$96,035	$(76,049)	$17,538	$165,823

Average earnings assets	$2,256,743	$1,930,513	$6,613,801	$7,214,537	$1,131,857	$19,147,451

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended		Nine-month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income:
Total income for segments and other	$29,503	$66,666	$149,179	$165,823
Other income	15,075	—	15,075	—
Other operating expenses	(24,841)	(29,419)	(85,502)	(88,656)

Income before income taxes	19,737	37,247	78,752	77,167
Income taxes	(5,595)	(10,565)	(17,983)	(14,819)

Total consolidated net income	$14,142	$26,682	$60,769	$62,348

Average assets:
Total average earning assets for segments	$16,863,605	$18,430,107	$16,633,898	$19,147,451
Average non-earning assets	708,446	736,097	635,233	721,444

Total consolidated average assets	$17,572,051	$19,166,204	$17,269,131	$19,868,895

16 – COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments may include commitments to extend credit and commitments to sell and purchase mortgage loans at fair value. As of September 30, 2007, commitments to extend credit amounted to approximately $1.8 billion and standby letters of credit amounted to approximately $104.8 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.
     As of September 30, 2007, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations, except as described below.
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
     Under the settlement with the SEC, the Corporation agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. The Corporation also agreed to pay an $8.5 million civil penalty and the disgorgement of $1 to the SEC. The SEC may request that the civil penalty be subject to distribution pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. The monetary payment had no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s previously filed audited Consolidated Financial Statements for 2005, the Corporation accrued $8.5 million in 2005 for the potential settlement with the SEC. In connection with the settlement, the Corporation consented to the entry of a final judgment to implement the terms of the agreement.

The United States District Court for the Southern District of New York must consent to the entry of the final judgment in order to consummate the settlement. The monetary payment was made on October 15, 2007.
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
     The court hearing for the final order of approval of the settlement has been set for November 28, 2007. The remaining settlement payment in the amount of $13,250,000 was paid on September 4, 2007. The monetary payment had no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s audited Consolidated Financial Statements, included in the Corporation’s 2005 Annual Report on Form 10-K, the Corporation accrued $74.25 million in 2005 for the potential settlement of the class action lawsuit. The Corporation recognized income of approximately $15.1 million from an agreement reached with insurance companies and former executives of the Corporation for indemnity of expenses which were accounted for as “Insurance Reimbursements and Other Agreements Related to a Contingency Settlement” on the Consolidated Statement of Income, of which approximately $8.8 million had not been collected as of September 30, 2007 and are accounted for as Accounts Receivable included as part of “Other Assets” on the Consolidated Statement of Financial Condition. On October  2007, the Corporation received an insurance payment in the amount of $5.0 million thereby reducing the Accounts Receivable to approximately $3.8 million as of that date.

17 – FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2007 and December 31, 2006 and the results of its operations for the quarter and nine-month period ended September 30, 2007 and 2006.

	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Assets
Cash and due from banks	$17,574	$14,584
Money market investments	82,246	300
Investment securities available for sale, at market:
Mortgage-backed securities	46,144	—
Equity investments	3,246	12,715
Other equity securities	1,425	1,425
Loans receivable, net	2,634	65,161
Investment in FirstBank Puerto Rico	1,431,545	1,309,066
Investment in FirstBank Insurance Agency	4,105	2,982
Investment in Ponce General Corporation	105,641	103,274
Investment in PR Finance	2,882	2,623
Accrued interest receivable	340	401
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	16,537	84,664

Total assets	$1,721,278	$1,604,154

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$283,992	$288,269
Accounts payable and other liabilities	23,100	86,332

Total liabilities	307,092	374,601

Stockholders’ equity	1,414,186	1,229,553

Total liabilities and stockholders’ equity	$1,721,278	$1,604,154

	Quarter Ended		Nine-month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Income:
Interest income on investment securities	$826	$—	$2,261	$178
Interest income on other investments	498	4	515	171
Interest income on loans	80	983	542	3,068
Dividend from FirstBank Puerto Rico	45,017	22,209	68,008	41,297
Dividend from other subsidiaries	—	—	1,000	13,500
Other income	142	142	421	400

	46,563	23,338	72,747	58,614

Expense:
Notes payable and other borrowings	4,747	4,755	14,087	13,423
Interest on funding to subsidiaries	842	1,296	2,550	3,265
Provision (recovery) for loan losses	—	—	1,320	(71)
Other operating expenses	514	1,492	2,148	4,036

	6,103	7,543	20,105	20,653

Net loss on investments and impairments	(2,370)	(9,139)	(5,965)	(10,989)

Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	(1,207)	—

Income before income taxes and equity in undistributed earnings of subsidiaries	38,090	6,656	45,470	26,972

Income tax benefit	1,619	1,157	4,120	320

Equity in undistributed (losses) earnings of subsidiaries	(25,567)	18,869	11,179	35,056

Net income	$14,142	$26,682	$60,769	$62,348

18 – SUBSEQUENT EVENTS
     On October 24, 2007, the Corporation’s Board of Directors approved a voluntary separation program for eligible employees meeting predefined qualification criteria. There are approximately 110 employees eligible for this program and the estimated cost to cover the benefits to be paid is approximately $4.0 million. The Corporation estimates that the annual cost savings will approximate $3.3 million as a result of the voluntary separation program. Since the program is voluntary and was approved in October, no accrual has been made in the third quarter of 2007. The benefits to be paid will be accrued at the time the eligible employees accept the offer of voluntary separation, which according to the program must be no later than November 30, 2007 with employment terminating no later than March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended		Nine-Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006
Condensed Income Statements:
Total interest income	$295,931	$317,711	$900,387	$989,859
Total interest expense	190,902	195,009	560,708	668,100
Net interest income	105,029	122,702	339,679	321,759
Provision for loan and lease losses	34,260	20,560	83,802	49,290
Non-interest income	23,920	8,045	50,645	20,416
Non-interest expenses	74,952	72,940	227,770	215,718
Income before income taxes	19,737	37,247	78,752	77,167
Income tax expense	(5,595)	(10,565)	(17,983)	(14,819)
Net income	14,142	26,682	60,769	62,348
Net income attributable to common stockholders	4,073	16,613	30,562	32,141
Per Common Share Results:
Net income per share basic	$0.05	$0.20	$0.36	$0.39
Net income per share diluted	$0.05	$0.20	$0.36	$0.39
Cash dividends declared	$0.07	$0.07	$0.21	$0.21
Average shares outstanding	87,075	83,254	84,542	82,694
Average shares outstanding diluted	87,317	83,337	84,958	83,054
Book value per common share	$9.34	$8.10	$9.34	$8.10
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.32	0.55	0.47	0.42
Interest Rate Spread (1)	2.15	2.14	2.28	2.35
Net Interest Margin (1)	2.67	2.65	2.83	2.83
Return on Average Total Equity	4.14	8.90	6.28	7.01
Return on Average Common Equity	1.99	10.31	5.50	6.72
Average Total Equity to Average Total Assets	7.78	6.20	7.47	5.99
Dividend payout ratio	159.00	35.08	59.33	54.33
Efficiency ratio (2)	58.13	55.79	58.35	63.04
Asset Quality:
Allowance for loan and lease losses to loans receivable	1.57	1.39	1.57	1.39
Net charge-offs (annualized) to average loans	0.77	0.60	0.77	0.51
Provision for loan and lease losses to net charge-offs	1.57	1.27	1.30	1.06
Other Information:
Common Stock Price: End of period	$9.50	$11.06	$9.50	$11.06

	As of	As of
	September 30,	December 31,
	2007	2006
Balance Sheet Data:
Loans and loans held for sale	$11,326,476	$11,263,979
Allowance for loan and lease losses	177,486	158,296
Money market and investment securities	5,227,818	5,544,183
Total assets	17,087,080	17,390,256
Deposits	11,535,147	11,004,287
Borrowings	3,788,344	4,662,271
Total common equity	864,086	679,453
Total equity	1,414,186	1,229,553

1-	On a tax equivalent basis (see discussion in “Net Interest Income” below).

2-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring items and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

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
     For the quarter ended September 30, 2007, the Corporation’s net income amounted to $14.1 million, compared to $26.7 million for the quarter ended September 30, 2006. For the quarter ended September 30, 2007, diluted earnings per common share amounted to $0.05, compared to $0.20 for the comparable period in 2006. Return on average assets and return on average common equity were 0.32% and 1.99% respectively, for the quarter ended September 30, 2007 as compared to 0.55% and 10.31%, respectively, for the same quarter of 2006. The Corporation’s financial performance for the third quarter of 2007, as compared to the third quarter of 2006, was principally impacted by (1) a decrease of $17.7 million in net interest income mainly as a result of fluctuations resulting from the accounting of the fair value of financial instruments, in particular interest rate swaps not designated or not qualifying for fair value hedge accounting under Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities”, in 2006, declining loan yields relating to a higher balance of loans in non-accruing status and the continued flat-to-inverted yield curve, and (2) an additional provision of $8.1 million to the Corporation’s specific loan loss reserve as a result of an impairment in the collateral of a commercial relationship of the Corporation’s loan agency in Florida (the “Miami Agency”). These were partially offset by income, of approximately $15.1 million, recognized during the third quarter of 2007 from an agreement reached with insurance carriers and former executives for indemnity of expenses related to the settlement of the class action lawsuit brought against the Corporation and by a decrease of $6.8 million in other-than-temporary impairments charges related to its equity securities in comparison to the third quarter of 2006.
     The highlights and key drivers of the Corporation’s financial results for the quarter ended September 30, 2007 included the following:
•	Net interest income for the quarter ended September 30, 2007 was $105.0 million, compared to $122.7 million for the same period in 2006. The decrease in net interest income for the third quarter of 2007 was mainly driven by fluctuations resulting from the accounting of the fair value of financial instruments, in particular interest rate swaps not designated or not qualifying for fair value hedge accounting under SFAS 133 in 2006, declining loan yields attributable to a higher balance of loans in non-accrual status, and the continued flat-to-inverted yield curve.

The Corporation recorded net unrealized and realized losses on derivative instruments and hedging activities (including unrealized losses on SFAS 159 liabilities) of $6.6 million for the third quarter of 2007, compared to net unrealized gains of $3.6 million for the same period in 2006. The negative fluctuation is mainly related to certain interest rate swaps that economically hedged brokered certificates of deposit (“CDs”) that were not designated or did not qualify for fair value hedge accounting under SFAS

133 in 2006. The Corporation recorded unrealized gains of approximately $10.9 million for the third quarter of 2006 on the above noted interest rate swaps not designated under fair value hedge accounting in 2006. The Corporation decided to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” for its callable brokered CDs and a portion of its callable fixed medium-term note (“SFAS 159 liabilities”) in January 2007, thus unrealized gains or losses on the fair value of derivative instruments were partially offset by changes in the fair value of SFAS 159 liabilities. Refer to the “Net Interest Income” discussion below for further details.

The reduction in net interest income for the third quarter of 2007, as compared to the same period of 2006, was also attributable to the increase in the balance of loans in non-accruing status. Non-accrual loans increased by approximately $89.1 million on a sequential quarter, compared to an increase of $47.9 million experienced during the third quarter of 2006 when compared to the second quarter of 2006.

Notwithstanding the decrease in net interest income in absolute terms, the Corporation has been able to maintain its net interest margin. Net interest margin on a tax-equivalent basis remained relatively stable at 2.67% for the third quarter of 2007, compared to 2.65% for the same period in 2006 as decreases in the yield of loans mainly attributable to increases in non-accrual balances were offset by higher margins on investment securities and the relatively unchanged overall cost of funds when comparing both periods. The Corporation was able to maintain a flat overall cost of funding due to the repayment of repurchase agreements and the redemption of the Corporation’s callable $150 million medium-term note (the “$150 million medium-term note”) which carried a cost higher than the overall cost of funding. This was partially offset by the increase in the cost of funds for time deposits, principally brokered CDs, as short-term rates experienced during the third quarter of 2007 were slightly higher than those experienced during the third quarter of 2006, in particular due to the recent spike in the 3-month LIBOR during August and early September of 2007. Higher yields on investment securities were attributable in part to the sale of lower yielding securities during the third quarter of 2007. Proceeds from the sale of securities were used to pay down repurchase agreements that carried a higher cost than the yield of the securities sold. During the second and third quarter of 2007 the Corporation temporarily invested in short-term investments a portion of the proceeds obtained from newly-issued brokered CDs in anticipation of expected maturities during the latter part of the year. The short-term investments carried a yield slightly lower than the cost of the brokered CDs, thus, affecting the net interest margin rate. The flat-to-inverted yield curve continued to put pressure on the return on earning assets as funding costs of liabilities tied to short-term rates remained higher than yields on long-term assets such as mortgage-backed securities.

On a tax-equivalent basis, excluding the changes in the fair value of derivative instruments, the ineffective portion resulting from fair value hedge accounting, the basis adjustment amortization or accretion and unrealized gains and losses on liabilities elected for fair value option under SFAS 159 (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below), net interest income for the quarter ended September 30, 2007 was $114.9 million compared to $124.4 million for the corresponding period of 2006. The decrease in tax-equivalent net interest income was principally due to declining loan yields coupled with a decrease in tax-equivalent adjustments and to a lesser extent a decrease in the volume of average interest-earning assets. The taxable equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to regular taxable income. For the third quarter of 2007, tax-equivalent adjustments amounted to $3.3 million compared to $5.4 million for the same period in 2006. The decrease in tax-equivalent adjustments was mainly due to decreases in the net interest spread on tax-exempt assets as well as changes in the proportion of tax-exempt assets to total assets and changes in the statutory income tax rate in Puerto Rico. These were partially offset by a slight increase in the net interest margin due to the reduction of repurchase agreements that carried a higher cost than the underlying investment securities collateral sold during the third quarter of 2007 and the redemption of high cost notes payable during the first half of 2007. The net interest spread and margin, on a tax equivalent basis, for the quarter ended September 30, 2007 were 2.15% and 2.67%, respectively, compared to 2.14% and 2.65%, respectively, for the same period in 2006.

•	For the third quarter of 2007, the Corporation’s provision for loan and lease losses amounted to $34.3 million, compared to $20.6 million for the same period in 2006. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2007 was primarily due to an impairment of $8.1 million on four construction condominium-conversion loans (“condo conversion loans”), with an aggregate principal balance of $60.5 million, extended to a single borrower through the Miami Agency based on an updated impairment analysis that incorporated new appraisals. Increases in non-accruing loans and charge-offs and the growth of the Corporation’s commercial loan portfolio (other than secured commercial loans to local financial institutions) also contributed to the increase in the provision for loan and lease losses. The increase in non-accrual loans, other than the aforementioned loan relationship in the Miami Agency, and charge-offs during 2007, as compared to the first nine months of 2006, is attributed to weak economic conditions in Puerto Rico.

The $60.5 million relationship comprises four “condo conversion” loans that the Corporation had placed in non-accrual status during the second and third quarter of 2007 and had determined that no impairment was necessary at that time; such analysis was based on the appraisals used for the granting of the loans. The Corporation requested new appraisals that showed some collateral deficiency as compared to the Corporation’s recorded investment on the loans. The impairment is mainly attributed to the current stage of completion of two of the four condominium properties, the underlying collateral. At this stage, the projects are significantly vacant and the collateral value as appraised on an “as rented” basis is below the Corporation’s recorded investment on the loans. The condo conversion loans typically required less extensive renovation efforts and are fully funded at the outset and paid down as the condominium units are sold. The borrower in this relationship experienced financial difficulties that were aggravated by factors such as property and insurance increased assessments, tightening credit origination standards, overbuilding in certain areas and general market conditions in the United States. The Miami Agency has been discussing and developing action plans with authorized representatives of the borrower in order to ensure the Corporation’s collateral remains protected and to obtain optimal recovery of the loans outstanding.

Although these economic factors can affect the performance of other construction loans relationships originated through the Miami Agency, the Corporation expects the portfolio to remain stable because of overall comfortable loan-to-value ratios and the financial condition of borrowers. In terms of the Florida market, the Corporation is not exposed to high-end development areas. The Corporation lends money for condo-conversions in the affordable market segment, and the collateral values of such properties have been more stable than in the high-end development areas. The Corporation’s Miami Agency loans, except for the aforementioned relationship, continue to perform adequately, although at slower absorption rates. As of September 30, 2007, there is no other adversely classified loan in the Miami Agency. If absorption rates on condo conversion loans are so low that reverting the property to rental property is more beneficial, the Corporation’s data shows that the rental market has not suffered significant decreases. Given more conservative underwriting standards of the banks in general and reduction of market participants in the lending business, the Corporation believes that the rental market will grow and rental properties are expected to hold their values.

•	For the quarter ended September 30, 2007, the Corporation’s non-interest income amounted to $23.9 million, compared to $8.0 million for the quarter ended September 30, 2006. During the third quarter of 2007, the Corporation recorded as income approximately $15.1 million for agreements reached with insurance carriers and former executives for indemnity of expenses related to the settlement of the class action lawsuit brought against the Corporation. Lower other-than-temporary impairment charges on certain of the Corporation’s equity securities portfolio also contributed to a higher non-interest income for the third quarter of 2007, as compared to the third quarter of 2006. These positive variances were partially offset by a fluctuation resulting from a $1.0 million unrealized gain recognized during the third quarter of 2006, on a derivative instrument that resulted from a previously reported profit and loss sharing agreement entered into with a local financial institution.

•	Non-interest expenses for the third quarter of 2007 amounted to $75.0 million, compared to $72.9 million for the same period in 2006. The increase in non-interest expenses for 2007 was mainly due to an increase of approximately $3.3 million on deposit insurance premium expenses attributable to the new assessment system adopted by the FDIC during 2007. Although the Corporation had credits to offset the premium increase, these credits were mainly used against quarterly charges for the first and second quarter of 2007. Refer to the “Non-interest expenses” discussion below for additional information.

•	For the third quarter of 2007, the Corporation’s income tax expense amounted to $5.6 million, compared to $10.6 million for the same period in 2006. The decrease in the provision for income taxes for the third quarter of 2007, compared to 2006, was mainly due to a lower taxable income.

•	Total assets as of September 30, 2007 amounted to $17.1 billion, a decrease of $303.2 million compared to total assets as of December 31, 2006. The decrease in total assets as of September 30, 2007, compared to total assets as of December 31, 2006, was mainly the result of decreases in investment securities and a decrease in the Corporation’s deferred tax asset. Notwithstanding the recognition of $146.4 million of securities collateralized by loans as of September 30, 2007, obtained as part of the execution of several agreements entered into with R&G Financial Corporation (“R&G Financial”) as discussed below, the Corporation’s investment portfolio decreased by $333.4 million as compared to the balance as of December 31, 2006. During the third quarter of 2007 the Corporation sold approximately $300 million of its 10-Year U.S. Treasury investment securities and $113 million of FNMA mortgage-backed securities due to market opportunities and interest rate margin protection. Also the decrease in the investment securities portfolio resulted from maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio. The decrease in the deferred tax asset was mainly due to the tax impact of the adoption of SFAS 159, on January 1, 2007, of approximately $58.7 million.

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

•	As of September 30, 2007, total liabilities amounted to $15.7 billion, a decrease of $487.8 million as compared to $16.2 billion as of December 31, 2006. The decrease in total liabilities was mainly attributable to decreases in securities sold under repurchase agreements, in line with decreases in investment securities, and to the early redemption of the Corporation’s $150 million medium-term note during the second quarter of 2007. The Corporation’s decision to redeem the note was influenced by, among other things, the weighted-average cost of such note, which was above the Corporation’s weighted-average cost of funds.

•	Total loan production for the quarter ended September 30, 2007 was $860.3 million, compared to $965.6 million for the comparable period in 2006. The decrease in loan production during 2007 was mainly due to decreases in residential real estate, commercial and consumer loan originations, which were negatively impacted by worsening economic conditions in Puerto Rico and the housing market in the U.S. mainland (principally in the state of Florida), and stricter underwriting guidelines.

•	Total non-performing loans as of September 30, 2007 amounted to $404.7 million compared to $252.1 million as of December 31, 2006. The increase in non-performing loans was mainly attributable to the previously described classification as non-accrual of one loan relationship in the Miami Agency of approximately $60.5 million and the continued increase in non-performing residential real estate loans in Puerto Rico of approximately $81.6 million, as compared to the balance as of December 31, 2006. The borrower’s financial condition along with current market conditions and the conversion stage of the underlying collateral properties resulted in a decline in the value of two properties, located in Florida and North Carolina, this caused the recognition of an impairment charge of approximately $8.1 million during the third quarter of 2007. The Corporation has already started foreclosure proceedings on the real estate collaterals of the impaired loans relationship from the Miami Agency. Since the third quarter of 2006, the Corporation decided to limit the origination and reduce the exposure to condo conversion loans in the U.S. mainland. As a result, the condo conversion loan portfolio decreased from its peak in May 2006 of approximately $653 million to approximately $337 million as of September 30, 2007, including the $60.5 million in non-accrual loans. In view of current conditions, the Corporation may experience further deterioration in this portfolio as the market attempts to absorb an oversupply of available property inventory in the face of the deteriorating real estate market. However, the Corporation expects a stable performance on its loan portfolio in the U.S. mainland due to the overall loan-to-value ratios and the financial condition of borrowers.

Critical Accounting Policies and Practices
     The accounting principles of the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States and to general practices within the banking industry. The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) classification and related values of investment securities; 5) valuation of financial instruments; and 6) derivative financial instruments. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently have greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.
     The Corporation’s critical accounting policies are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2006 Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159. This Statement allows entities the option to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This Statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Corporation adopted SFAS 159 and SFAS 157 effective January 1, 2007. The Corporation decided to early adopt SFAS 159 for the callable brokered certificates of deposit and a portion of the callable fixed medium-term notes, both of which were hedged with interest rate swaps (“SFAS 159 liabilities”). First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in determining to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159, the Corporation will no longer amortize or accrete the basis adjustment for the SFAS 159 liabilities. The basis adjustment amortization or accretion is the reversal of the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. SFAS 159 also establishes that the accrued interest should be reported as part of the fair value of the financial instruments elected to be measured at fair value.
     In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. This interpretation is effective for periods beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007.
     For additional information and further details on the adoption of SFAS 157, SFAS 159 and FIN 48 as well as other recently adopted accounting pronouncements, refer to Notes 1, 13 and 14 of the accompanying unaudited interim consolidated financial statements.
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2007 was $105.0 million and $339.7 million, respectively, compared to $122.7 million and $321.8 million, respectively, for the comparable periods in 2006. On a tax equivalent basis, excluding the changes in the fair value of derivative instruments, the ineffective portion resulting from fair value hedge accounting, the basis adjustment amortization or accretion and unrealized gains and losses on SFAS 159 liabilities, net interest income for the quarter and nine-month period ended September 30, 2007 was $114.9 million and $356.2 million, respectively, compared to $124.4 million and $409.0 million, respectively, for the same periods in 2006.
     Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting under SFAS 133 for interest rate swaps that hedge the $150 million medium-term note. The Corporation’s decision was based on the determination that the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note. After discontinuance of hedge accounting, the basis adjustment, which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, was amortized or accreted over the life of the liability as a yield adjustment. The $150 million medium-term note was redeemed prior to its maturity during the second quarter of 2007.
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

Part I

	Average volume		Interest Income (1) / expense		Average rate (1)
	2007	2006	2007	2006	2007	2006
Quarter ended September 30,	(Dollars in thousands)
Interest-earning assets:
Money market investments	$743,628	$2,300,294	$9,418	$31,435	5.02%	5.42%
Government obligations (2)	2,781,044	2,825,929	40,694	41,202	5.81%	5.78%
Mortgage-backed securities	2,220,250	2,598,632	27,954	31,407	5.00%	4.79%
Corporate bonds	7,711	4,536	144	81	7.41%	7.05%
FHLB stock	43,919	22,998	802	383	7.24%	6.61%
Equity securities	7,033	28,973	—	—	—	—

Total investments (3)	5,803,585	7,781,362	79,012	104,508	5.40%	5.33%

Residential real estate loans	2,942,505	2,676,886	47,093	44,176	6.35%	6.55%
Construction loans	1,469,983	1,552,151	30,070	34,526	8.12%	8.83%
Commercial loans	4,767,201	4,513,941	90,528	87,429	7.53%	7.68%
Finance leases	384,302	333,170	8,350	7,397	8.62%	8.81%
Consumer loans	1,713,625	1,790,141	50,587	54,532	11.71%	12.09%

Total loans (4) (5)	11,277,616	10,866,289	226,628	228,060	7.97%	8.33%

Total interest-earning assets	$17,081,201	$18,647,651	$305,640	$332,568	7.10%	7.08%

Interest-bearing liabilities:
Interest-bearing deposits	$11,429,146	$12,040,646	$142,186	$148,394	4.94%	4.89%
Other borrowed funds	3,183,421	4,448,880	39,383	56,849	4.91%	5.07%
FHLB advances	671,026	214,920	9,172	2,876	5.42%	5.31%

Total interest-bearing liabilities (6)	$15,283,593	$16,704,446	$190,741	$208,119	4.95%	4.94%

Net interest income			$114,899	$124,449

Interest rate spread					2.15%	2.14%
Net interest margin					2.67%	2.65%

	Average volume		Interest Income (1) / expense		Average rate (1)
	2007	2006	2007	2006	2007	2006
Nine-month period ended September 30,	(Dollars in thousands)
Interest-earning assets:
Money market investments	$526,564	$1,785,282	$20,084	$66,314	5.10%	4.97%
Government obligations (2)	2,715,495	2,850,894	120,237	128,679	5.92%	6.03%
Mortgage-backed securities	2,313,790	2,601,921	87,222	99,644	5.04%	5.12%
Corporate bonds	7,711	9,386	369	478	6.39%	7.23%
FHLB stock	43,183	27,322	2,004	1,644	6.20%	8.04%
Equity securities	9,244	29,935	3	213	0.04%	0.95%

Total investments (3)	5,615,987	7,304,740	229,919	296,972	5.47%	5.44%

Residential real estate loans	2,875,978	2,563,973	139,461	126,313	6.48%	6.59%
Construction loans	1,467,480	1,449,775	93,286	93,429	8.50%	8.62%
Commercial loans	4,759,132	5,938,545	271,231	313,102	7.62%	7.05%
Finance leases	378,134	314,381	24,929	21,119	8.81%	8.98%
Consumer loans	1,741,416	1,779,951	153,067	160,734	11.75%	12.07%

Total loans (4) (5)	11,222,140	12,046,625	681,974	714,697	8.12%	7.93%

Total interest-earning assets	$16,838,127	$19,351,365	$911,893	$1,011,669	7.24%	6.99%

Interest-bearing liabilities:
Interest-bearing deposits	$10,780,277	$12,293,710	$394,498	$418,152	4.89%	4.55%
Other borrowed funds	3,553,621	4,812,494	134,853	174,582	5.07%	4.85%
FHLB advances	654,482	272,023	26,370	9,921	5.39%	4.88%

Total interest-bearing liabilities (6)	$14,988,380	$17,378,227	$555,721	$602,655	4.96%	4.64%

Net interest income			$356,172	$409,014

Interest rate spread					2.28%	2.35%
Net interest margin					2.83%	2.83%

(1)	On a tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less Puerto Rico statutory tax rate (39% for 2007 and 43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006 and 41.5% for all other subsidiaries in 2006)) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments (including the ineffective portion after the adoption of hedge accounting in the second quarter of 2006), unrealized gains or losses on SFAS 159 liabilities, and basis adjustment amortization or accretion are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans, on which interest income is recognized when collected.

(5)	Interest income on loans includes $2.0 million and $4.3 million for the third quarter of 2007 and 2006, respectively, and $9.0 million and $11.3 million for the nine-month period ended September 30, 2007 and 2006, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.
Part II

	Quarter ended September 30,			Nine-month period ended September 30,
	2007 compared to 2006			2007 compared to 2006
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income on interest-earning assets:
Money market investments	$(19,868)	$(2,149)	$(22,017)	$(47,450)	$1,220	$(46,230)
Government obligations	(668)	160	(508)	(6,083)	(2,359)	(8,442)
Mortgage-backed securities	(4,645)	1,192	(3,453)	(10,883)	(1,539)	(12,422)
Corporate bonds	59	4	63	(80)	(29)	(109)
FHLB stock	380	39	419	847	(487)	360
Equity securities	—	—	—	(88)	(122)	(210)

Total investments	(24,742)	(754)	(25,496)	(63,737)	(3,316)	(67,053)

Residential real estate loans	4,293	(1,376)	2,917	15,274	(2,126)	13,148
Construction loans	(1,769)	(2,687)	(4,456)	1,137	(1,280)	(143)
Commercial loans (1)	4,832	(1,733)	3,099	(64,820)	22,949	(41,871)
Finance leases	1,118	(165)	953	4,249	(439)	3,810
Consumer loans	(2,289)	(1,656)	(3,945)	(3,438)	(4,229)	(7,667)

Total loans	6,185	(7,617)	(1,432)	(47,598)	14,875	(32,723)

Total interest income	(18,557)	(8,371)	(26,928)	(111,335)	11,559	(99,776)

Interest expense on interest-bearing liabilities:
Interest-bearing deposits	(7,536)	1,328	(6,208)	(2,207)	(21,447)	(23,654)
Other borrowed funds	(15,709)	(1,757)	(17,466)	(46,793)	7,064	(39,729)
FHLB advances	6,234	62	6,296	2,715	13,734	16,449

Total interest expense	(17,011)	(367)	(17,378)	(46,285)	(649)	(46,934)

Change in net interest income	$(1,546)	$(8,004)	$(9,550)	$(65,050)	$12,208	$(52,842)

(1)	Significant decreases in volume for the nine-month period ended September 30, 2007 substantially relates to the payment received of $2.4 billion from a local financial institution to partially extinguish a secured commercial loan during the second quarter of 2006.
     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (39.0% for 2007 and 43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006 and 41.5% for all other subsidiaries in 2006)) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by the Puerto Rico tax law.
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

     The following table reconciles interest income on a tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

			Nine-month period ended
	Quarter ended September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Interest income on interest-earning assets on a tax equivalent basis	$305,640	$332,568	$911,893	$1,011,669
Less: tax equivalent adjustments	(3,259)	(5,377)	(10,682)	(22,771)
Plus: net unrealized (losses) gains on derivatives	(6,450)	(9,480)	(824)	961

Total interest income	$295,931	$317,711	$900,387	$989,859

     The following table summarizes the components of the changes in fair values of interest rate swap and interest rate cap agreements, which are included in interest income.

			Nine-month period ended
	Quarter ended September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Unrealized (losses) gains on derivatives (economic undesignated hedges):
Interest rate caps	$(4,594)	$(7,197)	$(246)	$422
Interest rate swaps on corporate bonds	—	(4)	—	27
Interest rate swaps on loans	(1,856)	(2,279)	(578)	512

Net unrealized (losses) gains on derivatives (economic undesignated hedges)	$(6,450)	$(9,480)	$(824)	$961

     The following table summarizes the components of interest expense for the quarter and nine-month period ended September 30, 2007 and 2006. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives, unrealized gains or losses on SFAS 159 liabilities, the ineffective portion of derivative instruments designated as fair value hedges under SFAS 133, and the basis adjustment.

			Nine-month period ended
	Quarter ended September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Interest expense on interest-bearing liabilities	$184,652	$195,630	$537,520	$583,154
Net interest incurred on interest rate swaps	3,428	5,980	10,775	4,273
Amortization of placement fees on brokered CDs	2,661	6,491	6,919	15,196
Amortization of placement fees on medium-term notes	—	18	507	32

Interest expense excluding net unrealized and realized losses (gains) on derivatives (designated and economic undesignated hedges), net unrealized losses on SFAS 159 liabilities and (accretion) amortization of basis adjustments	190,741	208,119	555,721	602,655
Net unrealized and realized losses (gains) on derivatives (designated and economic undesignated hedges) and SFAS 159 liabilities	161	(12,264)	7,048	64,987
(Accretion) amortization of basis adjustment	—	(846)	(2,061)	458

Total interest expense	$190,902	$195,009	$560,708	$668,100

     The following table summarizes the components of the net unrealized and realized gains and losses on derivatives (designated and economic undesignated hedges) and net unrealized losses on SFAS 159 liabilities which are included in interest expense.

			Nine-month period ended
	Quarter ended September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Unrealized gains on derivatives (designated hedges — ineffective portion):
Interest rate swaps on brokered CDs	$—	$(1,013)	$—	$(3,200)
Interest rate swaps on medium-term notes	—	(378)	—	(165)

Net unrealized gains on derivatives (designated hedges — ineffective portion)	—	(1,391)	—	(3,365)

Unrealized and realized (gains) losses on derivatives (economic undesignated hedges):
Interest rate swaps and other derivatives on brokered CDs	(61,971)	(10,873)	87	64,269
Interest rate swaps and other derivatives on medium-term notes	(358)	—	999	4,083

Net unrealized and realized (gains) losses on derivatives (economic undesignated hedges)	(62,329)	(10,873)	1,086	68,352

Unrealized loss (gain) on SFAS 159 liabilities:
Unrealized loss on brokered CDs	62,973	—	6,575	—
Unrealized gain on medium-term notes	(483)	—	(613)	—

Net unrealized loss on SFAS 159 liabilities	62,490	—	5,962	—

Net unrealized and realized losses (gains) on derivatives (designated and economic undesignated hedges) and SFAS 159 liabilities	$161	$(12,264)	$7,048	$64,987

     The following table summarizes the components of the (accretion) and amortization of basis adjustment which are included in interest expense:

			Nine-month period ended
	Quarter ended September 30,		September 30,
(In thousands)	2007	2006	2007	2006
(Accretion) amortization of basis adjustment:
Interest rate swaps on brokered CDs	$—	$(861)	$—	$418
Interest rate swaps on medium-term notes	—	15	(2,061)	40

(Accretion) amortization of basis adjustment	$—	$(846)	$(2,061)	$458

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

     For the third quarter of 2007 the Corporation recognized a realized loss of approximately $10.7 million related to the termination of interest rate swaps that were no longer economically hedging brokered CDs as their notional amounts exceeded the balances of the brokered CDs. This was in addition to a previously realized loss of $5.4 million, recognized during the second quarter of 2007, related to the termination of an interest rate swap that economically hedged the $150 million medium-term note redeemed prior to its stated contractual maturity. The realized losses were substantially offset by the reversal of the cumulative mark-to-market valuation of the swaps as of the date of the transactions, resulting in a net reduction of earnings of approximately $0.9 million for the nine-month period ended September 30, 2007.
     Unrealized gains or losses on SFAS 159 liabilities represent the change in the fair value of liabilities (medium-term notes and brokered CDs), other than the accrual of interests, for which the Corporation elected the fair value option under SFAS 159.
     For 2007, the basis adjustment which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, was amortized or accreted over the life of the liability as a yield adjustment. The unamortized balance of the basis adjustment was derecognized as part of the redemption of the $150 million note resulting in an adjustment to earnings of $1.9 million recognized as an accretion of basis adjustment, during the second quarter of 2007. For 2006, the basis adjustment represents the amortization or accretion of the basis differential between the market value and the book value of the hedged liabilities recognized at the inception of fair value hedge accounting that amortized or accreted to interest expense based on the expected maturity of the hedged liabilities as changes in value since the inception of the long-haul method were recorded to these hedged items.
     As shown on the tables above, the results of operations for the third quarter and first nine months of 2007 and 2006 were impacted by changes in the valuation of derivative instruments that hedge economically or under fair value designation the Corporation’s brokered CDs and medium-term notes and unrealized gains and losses on SFAS 159 liabilities. The change in the valuation of derivative instruments, net unrealized losses on SFAS 159 liabilities, the basis adjustment and the ineffective portion on designated hedges, recorded as part of net interest income resulted in net unrealized and realized losses of $6.6 million and $5.8 million for the third quarter and first nine months of 2007, respectively, compared to net unrealized gains of $3.6 million and net unrealized losses of $64.5 million for the third quarter and first nine months of 2006, respectively.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payments on its brokered CDs and medium-term notes to variable payments (receive fixed/pay floating). Refer to the “Risk Management — Derivatives” discussion below for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the values of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
     For the quarter ended September 30, 2007, First BanCorp’s net interest income decreased by $17.7 million, or 14%, compared to net interest income for the quarter ended September 30, 2006. The decrease in net interest income for the third quarter of 2007 was mainly driven by fluctuations resulting from the accounting of the fair value of financial instruments, in particular interest rate swaps not designated or not qualifying for fair value hedge accounting under SFAS 133 in 2006, declining loan yields attributable to a higher balance of loans in non-accrual status, the continued flat-to-inverted yield curve and to a lesser extent a reduction in the Corporation’s average interest-earning assets of $1.6 billion, or 8%, as compared to the same period for 2006.

     The Corporation recorded net unrealized and realized losses on derivative instruments and hedging activities (including unrealized losses on SFAS 159 liabilities) of $6.6 million for the third quarter of 2007, compared to net unrealized gains of $3.6 million for the same period in 2006. The negative fluctuation is mainly related to certain interest rate swaps that economically hedged brokered CDs that were not designated or did not qualify for fair value hedge accounting under SFAS 133 in 2006. The Corporation recorded unrealized gains of approximately $10.9 million for the third quarter of 2006 on the above noted interest rate swaps not designated under fair value hedge accounting in 2006. The Corporation decided to early adopt SFAS 159 for its callable brokered CDs and a portion of its callable fixed medium-term note on January 2007, thus unrealized gains or losses on the fair value of derivative instruments were partially offset by changes in the fair value of SFAS 159 liabilities. Refer to the table above that summarizes the components of the net unrealized and realized gains and losses on derivatives (designated and economic undesignated hedges) and net unrealized losses on SFAS 159 liabilities which are included in interest expense.
     The reduction in net interest income for the third quarter of 2007, as compared to the same period of 2006, was also attributable to the increase in the balance of loans in non-accruing status. Non-accrual loans increased by approximately $89.1 million on a sequential quarter, compared to an increase of $47.9 million experienced during the third quarter of 2006.
     The decrease in average interest-earnings assets for the quarter ended September 30, 2007 compared to the same period a year ago resulted from a decrease of $2.0 billion in average investments, in particular short-term investments and mortgage-backed securities, partially offset by an increase in average loans of $411.3 million. The loan repayment of $2.4 billion received during the second quarter of 2006 from a local financial institution was initially invested in short-term investments and subsequently used mainly to pay down maturing brokered CDs during the latter part of the third quarter of 2006, thus deleveraging the balance sheet. This decision allowed the Corporation to protect its net interest margin from further compression, since most of the brokered CDs are tied to short-term rates and would have repriced at higher rates causing negative carry in the investment portfolio.
     Notwithstanding the decrease in net interest income in absolute terms, the Corporation has been able to maintain its net interest margin. Net interest margin on a tax-equivalent basis remained relatively stable at 2.67% for the third quarter of 2007, compared to 2.65% for the same period in 2006 as decreases in the yield of loans mainly attributable to increases in non-accrual balances were offset by higher margins on investment securities and the relatively unchanged overall cost of funds when comparing both periods. The Corporation was able to maintain a flat overall cost of funding due to the repayment of repurchase agreements and the redemption of the Corporation’s callable $150 million medium-term note (the “$150 million medium-term note”) which carried a cost higher than the overall cost of funding. This was partially offset by the increase in the cost of funds for time deposits, principally brokered CDs, as short-term rates experienced during the third quarter of 2007 were slightly higher than those experienced during the third quarter of 2006, in particular due to the recent spike in the 3-month LIBOR during August and early September of 2007. Higher yields on investment securities were attributable in part to the sale of lower yielding securities during the third quarter of 2007. Proceeds from the sale of securities were used to pay down repurchase agreements that carried a higher cost than the yield of the securities sold. During the second and third quarter of 2007 the Corporation temporarily invested in short-term investments a portion of the proceeds obtained from newly-issued brokered CDs in anticipation of expected maturities during the latter part of the year. The short-term investments carried a yield slightly lower than the cost of the brokered CDs, thus, affecting the net interest margin rate. The flat-to-inverted yield curve continued to put pressure on the return on earning assets as funding costs of liabilities tied to short-term rates remained higher than yields on long-term assets such as mortgage-backed securities.
     The decrease in net interest income was partially offset by a decrease in net interest settlements payments on derivative instruments due to the termination of certain interest rate swaps during 2007 that were no longer economically hedging brokered CDs as the notional balances exceeded those of the brokered CDs and the termination of an interest rate swap that economically hedged the $150 million medium-term note redeemed during the second quarter of 2007. The Corporation enters into interest rate swaps that have the effect of converting its fixed-rate brokered certificates of deposits as well as its fixed-rate and step rate notes payable to LIBOR-based variable-rate liabilities. For the third quarter of 2007, the net settlement payments on such interest rate swaps resulted in charges to interest expense of $3.4 million, compared to $6.0 million for the comparable period in 2006.
     For the nine-month period ended September 30, 2007, First BanCorp’s net interest income increased by $17.9 million, or 6%, compared to the same period in 2006. The increase in net interest income for the first nine months of 2007 was mainly driven by fluctuations in the valuation of derivative instruments and the adoption of fair value hedge accounting during the second quarter of 2006 and SFAS 159, effective January 1, 2007, partially offset by a reduction in the Corporation’s average interest-earning assets of $2.5 billion, or 13%, compared to the same period in 2006 and the continued flat-to-inverted yield curve as well as the increase in the level of non-accrual loans held by the Corporation. For the first nine months of 2007, the change in the valuation of derivatives and unrealized losses on SFAS 159 liabilities and the basis adjustment recorded as part of net interest income resulted in net unrealized and realized losses of $5.8 million, compared to a net unrealized loss of $64.5 million for the same period in 2006. Prior to the implementation of the long-haul method of effectiveness testing under SFAS 133 on April 3, 2006, the Corporation recorded as part of interest expense unrealized losses of approximately $69.7 million in the valuation of derivative instruments during the first quarter of 2006. The Corporation reflected changes in the fair value of derivative instruments as non-hedging instruments through operations, creating earnings volatility as a result of the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. The decrease in average interest-earnings assets for the nine-month period ended on September 30, 2007, as compared to the same period a year ago, was mainly the result of a decrease in average loans of $824.5 million and a decrease of $1.7 billion in average investments including short-term money market investments. The decrease in the Corporation’s loan portfolio was primarily due to the repayment of approximately $2.4 billion received from a local financial institution reducing the balance of a certain secured commercial loan with the Corporation during the second quarter of 2006. The decrease in the investment portfolio resulted mainly from the Corporation’s decision to deleverage its investment portfolio, using proceeds obtained from the $2.4 billion payment that was initially invested in short-term investments to pay down maturing brokered CDs during the latter part of the third quarter of 2006 and by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities. The aforementioned secured commercial loan partially extinguished, yielded 150 basis points over 3-month LIBOR. The repayment caused a reduction of approximately $15.0 million when comparing the net interest income results for the first nine months of 2007 to the same period in 2006.
     Decreases in net interest income for the nine-month period ended on September 30, 2007, as compared to the same period a year ago, were due to increases in net interest settlement payments as a result of increases in short-term rates, in particular during the first half of 2006. For the first nine months of 2007, the net settlement payments on such interest rate swaps resulted in charges to interest expense of $10.8 million, compared to $4.3 million for the comparable period in 2006.
     On a tax equivalent basis, net interest income, excluding the changes in the fair value of derivative instruments, the ineffective portion of designated hedges, the basis adjustment amortization or accretion on fair value hedges, and unrealized losses on SFAS 159 liabilities, decreased by $9.6 million, or 8%, and by $52.8 million, or 13%, for the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. The decrease in tax equivalent net interest income was principally due to declining yield on loans due to higher balances in non-accruing status, significant decreases in the average volume of interest-earning assets coupled with a decrease in tax-equivalent adjustments and the continued flat-to-inverted yield curve. The tax equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. For the third quarter and first nine months of 2007, tax-equivalent adjustments amounted to

$3.3 million and $10.7 million, respectively, compared to $5.4 million and $22.8 million, respectively, for the same periods in 2006. The decrease in tax-equivalent adjustments was mainly related to decreases in the interest rate spread on tax-exempt assets due to the sustained flatness of the yield curve as well as changes in the proportion of tax-exempt assets to total assets and changes in the statutory income tax rate in Puerto Rico.
     First BanCorp’s net interest spread and margin, on a tax equivalent basis, for the quarter and nine-month period ended September 30, 2007 were 2.15% and 2.67% and 2.28% and 2.83%, respectively, compared to 2.14% and 2.65% and 2.35% and 2.83%, respectively, for the same periods in 2006. The tax equivalent yield on interest-earning assets increased by 2 and 25 basis points during the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006, mainly due to an increase in the average yield on investment securities due to the sale of lower yielding investment securities and the use of short-term investments to pay down maturing brokered CDs and repurchase agreements, the increase in the proportion of average loans to total interest-earning assets when evaluating the nine-month period fluctuations, and the repayment of approximately $2.4 billion from a local financial institution reducing the balance of lower yielding loans during the second quarter of 2006. These were partially offset by declining loan yields due to the increase in the amount of non-accrual loans held by the Corporation. The average rate paid by the Corporation on its interest-bearing liabilities increased by 1 basis point and 32 basis points during the third quarter and first nine months of 2007 when compared to same periods in 2006, mainly due to re-pricing of the Corporation’s interest-bearing deposits, principally brokered CDs and FHLB advances partially offset by the pay down of high cost repurchase agreements and the redemption of the $150 million medium-term note.
Provision and Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan and lease loss experience, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although the Corporation believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States (principally the state of Florida), the U.S. Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults, thus necessitating additional reserves.
     For the quarter and nine-month period ended on September 30, 2007, the Corporation provided $34.3 million and $83.8 million, respectively, for loan and lease losses, as compared to $20.6 million and $49.3 million, respectively, for the same periods in 2006.
     Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     First BanCorp’s provision for loan and lease losses for the quarter and nine-month period ended September 30, 2007 increased by $13.7 million, or 67%, and by $34.5 million, or 70%, respectively, compared to the same periods in 2006. The increase in the provision for 2007 was primarily due to an impairment of $8.1 million on four condo conversion loans, with an aggregate principal balance of $60.5 million, extended to a single borrower through the Miami Agency based on an updated impairment analysis that incorporated new appraisals. Increases in non-accruing loans and charge-offs and the growth of the Corporation’s commercial loan portfolio (other than secured commercial loans to local financial institutions) also contributed to the increase in the provision for loan and lease losses. In addition, the higher provision for loan and lease losses during 2007 resulted from increases in the general valuation allowance of its construction and auto loans portfolio due to deteriorating economic conditions and recent trends in delinquencies and losses. The increase in non-accrual loans, other than the aforementioned loan relationship in the Miami Agency, and charge-offs during 2007, as compared to the first nine months of 2006, is attributed to weak economic conditions in Puerto Rico. Puerto Rico is in the midst of a recession caused by, among other things, higher utility prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flat-to-inverted yield curve, and higher levels of oil prices.
     The $60.5 million relationship comprises four “condo conversion” loans that the Corporation had placed in non-accrual status during the second and third quarter of 2007 and had determined that no impairment was necessary at that time; such analysis was based on the appraisals used for the granting of the loans. The Corporation requested new appraisals that showed some collateral deficiency as compared to the Corporation’s recorded investment in the loans. The impairment is mainly attributed to the current stage of completion of two of the four condominium properties, the underlying collateral. At this stage, the projects are significantly vacant and the collateral value as appraised on an “as rented” basis is below the Corporation’s recorded investment in the loans. The condo conversion loans typically require less extensive renovation efforts and are fully funded at the outset and paid down as the condominium units are sold. The borrower in this relationship experienced financial difficulties that were aggravated by factors such as property and insurance increased assessments, tightening credit origination standards, overbuilding in certain areas and general market conditions in the United States. The Miami Agency has been working with authorized representatives of the borrower for purposes of protecting the Corporation’s collateral and obtaining optimal recovery of the loans outstanding.
     Although, these economic factors can affect the performance of other construction loan relationships originated through the Miami Agency, the Corporation expects the portfolio to remain stable because of overall comfortable loan-to-value ratios and the financial condition of borrowers. In terms of the Florida market, the Corporation is not exposed to high-end development areas. The Corporation lends money for condo-conversions in the affordable market segment, and the collateral values of such properties have been more stable that in the high-end development areas. The Corporation’s Miami Agency loans, except for the aforementioned relationship, continue to perform adequately, although at slower absorption rates. As of September 30, 2007, there is no other adversely classified loan in the Miami Agency. If absorption rates on condo conversion loans are so low that reverting the property to rental property is more beneficial, the Corporation’s data shows that the rental market has not suffered significant decreases. Given more conservative underwriting standards of the banks in general and reduction of market participants in the lending business, the Corporation believes that the rental market will grow and rental properties are expected to hold their values.
     Refer to the discussion under “Credit Risk Management” below for additional information concerning the economy on geographic areas where the Corporation does business and the Corporation’s outlook for the performance of its loan portfolio.
     Net charge-offs for the third quarter and first nine months of 2007 were $21.8 million and $64.6 million, respectively, (0.77% of average loans on an annualized basis for each period), compared to $16.2 million and $46.4 million (0.60% and 0.51%, respectively, of average loans on an annualized basis) for the same periods in 2006. The increase in net charge-offs for the 2007 periods, compared to 2006, was mainly associated with the Corporation’s finance leases commercial loan and consumer loan portfolio due to higher delinquency levels experienced during 2007 and to significantly higher recoveries on loans during the third quarter of 2006. The increase in net charge-offs is primarily the result of the aforementioned deteriorating economic conditions in Puerto Rico. Recoveries made from previously written-off accounts were $1.4 million and $4.2 million for the third quarter and first nine months of 2007, respectively, compared to $5.1 million and $8.1 million for the same periods in 2006, respectively.

Non-Interest Income

	Quarter ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Other service charges on loans	$1,290	$1,228	$5,499	$4,181
Service charges on deposit accounts	3,160	3,025	9,536	9,580
Mortgage banking activities	1,125	1,595	2,238	1,447
Rental income	620	847	1,953	2,458
Insurance income	2,681	2,650	8,255	8,519
Other commissions and fees	62	63	191	1,399
Other operating income	3,026	3,720	9,296	10,130

Non-interest income before net loss on investments, insurance reimbursement and other agreements related to a contingency settlement, net gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions and gain on sale of credit card portfolio	11,964	13,128	36,968	37,714

Net (loss) gain on sale of investments	(750)	3,056	(1,482)	5,431
Impairment on investments	(2,369)	(9,139)	(5,232)	(12,089)

Net loss on investments	(3,119)	(6,083)	(6,714)	(6,658)
Insurance reimbursement and other agreements related to a contingency settlement	15,075	—	15,075	—
Gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	1,000	2,497	(10,640)
Gain on sale of credit card portfolio	—	—	2,819	—

Total	$23,920	$8,045	$50,645	$20,416

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
     First BanCorp’s non-interest income for the third quarter and first nine months of 2007 amounted to $23.9 million and $50.6 million, respectively, compared to $8.0 million and $20.4 million for the same periods in 2006. The increase in non-interest income during the third quarter of 2007 compared to the same period in 2006 was mainly attributable to income recognition of approximately $15.1 million for agreements reached with insurance carriers and former executives for indemnity of expenses related to the settlement of the class action lawsuit brought against the Corporation coupled with lower other-than-temporary impairment charges on certain of the Corporation’s equity securities portfolio, as compared to the third quarter of 2006. For the third quarter of 2007, other-than-temporary impairment charges on equity securities decreased by $6.8 million, as compared to impairment charges recognized for the third quarter of 2006. These positive variances were partially offset by aggregate realized losses of $0.8 million on the sale of $300 million of its 10-Year U.S. Treasury investment portfolio and $113 million of its FNMA mortgage-backed securities portfolio, compared to a realized gain of $3.1 million for the same quarter a year ago. An intra-quarter decrease in interest rates provided market opportunities to sell securities having a weighted-average yield of 4.55% which was below the Corporation’s cost of funds. The sales resulted in the reduction of the negative spread, thus contributing to the improvement of the net interest margin. Non-interest income was adversely affected by the fluctuation resulting from a $1.0 million unrealized gain recognized during the third quarter of 2006, on a derivative instrument that resulted from a profit and loss sharing agreement on the sale of certain mortgage loans entered into with a local financial institution as discussed below.
     For the nine-month period ended on September 30, 2007, non-interest income increased by $30.2 million, or 148%, compared to the same period in 2006. During the nine month period ended on September 30, 2006, the Corporation recognized a net loss of $10.6 million on the partial extinguishment of a secured commercial loan extended to a local financial institution. In addition to the fluctuation caused by the aforementioned loss, the increase in non-interest income for the first nine months of 2007, compared to the first nine months of 2006, was mainly due to the aforementioned $15.1 million income from agreements reached with insurance carriers and former executives, the $2.8 million gain on the sale of the Corporation’s credit card portfolio and a $2.5 million gain on the partial extinguishment and recharacterization of certain secured commercial loan extended to a local financial institution coupled with higher income from service charges on loans.
     During the first nine months of 2006, the Corporation recorded a net loss of $10.6 million on the partial extinguishment of a secured commercial loan extended to a local financial institution as a result of a series of agreements reached with Doral Financial Corporation (“Doral”). On May 25, 2006, the Corporation entered into a series of credit agreements with Doral to formally document as secured borrowings the loan transfers between the parties that previously had been accounted for as sales. The terms of the credit agreements specified: (1) a floating interest payment based on a spread over 90-day LIBOR subject to a cap; (2) an amortization schedule tied to the scheduled amortization of the underlying mortgage loans subject to a maximum maturity of 10 years; (3) mandatory prepayments as a result of actual prepayments from the underlying mortgages; and (4) an option to Doral to prepay the loan without penalty at any time.
     On May 31, 2006, First BanCorp received a cash payment from Doral, substantially reducing the balance of approximately $2.9 billion in secured commercial loans to approximately $450 million as of that date. In connection with the repayment, the Corporation and Doral entered into a sharing agreement on May 25, 2006 with respect to certain profits or losses that Doral would incur as part of the sales of the mortgages that previously collateralized the commercial loans. First BanCorp agreed to reimburse Doral for 40% of the net losses incurred by Doral as a result of sales or securitization of the mortgages, subject to certain conditions and subject to a maximum reimbursement of $9.5 million, which would be reduced proportionately to the extent that Doral did not sell the mortgages. As a result of the loss sharing agreement and the extinguishment of the secured commercial loans by Doral, the Corporation recorded a net loss of $10.6 million, composed of losses realized as part of the loss sharing agreement and the difference between the carrying value of the loans and the net payment received from Doral.
     In connection with the repayment, Doral and First BanCorp also agreed to share the profits, if any, received from any subsequent sales or securitization of the mortgage loans, in the same proportion that the Corporation shared in the losses, subject to a maximum of $9.5 million.
     For the nine-month period ended September 30, 2007, the gain on the sale of the Corporation’s credit card portfolios resulted from portfolio sold pursuant to a strategic alliance agreement reached with a U.S. Financial institution in 2003. There were no such sales during the first nine months of 2006.
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
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Employees’ compensation and benefits	$33,995	$32,881	$103,719	$96,876
Occupancy and equipment	14,970	13,730	43,848	40,060
Deposit insurance premium	3,705	412	4,389	1,201
Other taxes, insurance and supervisory fees	5,592	5,028	15,633	12,963
Professional fees — recurring	3,628	2,350	10,373	8,488
Professional fees — non-recurring	845	5,058	6,105	16,456
Servicing and processing fees	1,672	1,682	5,047	5,634
Business promotion	2,973	4,513	12,767	12,611
Communications	1,999	2,293	6,396	6,761
Other	5,572	4,993	19,493	14,668

Total	$74,951	$72,940	$227,770	$215,718

     The Corporation’s non-interest expenses for the third quarter of 2007 increased by $2.0 million, or 3%, compared to the same periods in 2006. The increase in non-interest expenses was mainly due to increases in deposit insurance premium expenses as well as employees’ compensation and benefits and occupancy and equipment expenses, partially offset by a decrease in professional fees and business promotion expenses. For the nine-month period ended on September 30, 2007, non-interest expenses increased by $12.1 million, or 6%, compared to the first nine months of 2006 mainly due to an increase in employees’ compensation and benefits, deposit insurance premium, occupancy and equipment expenses and other expenses associated with legal contingencies partially offset by a decrease in professional fees.
     For the quarter and nine-month period ended September 30, 2007 the deposit insurance premium expense increased by $3.3 million and $3.2 million, respectively, as compared to the same periods in 2006. The increase in the deposit insurance premium expense was due to the new assessment system adopted by the FDIC during 2007. Although the Corporation had credits to offset the premium increase, these credits were substantially used to cover the first and second quarter deposit premium assessments for 2007.
     Employees’ compensation and benefits expenses for the third quarter and first nine months of 2007 increased by $1.1 million, or 3%, and by $6.8 million, or 7%, respectively, compared to the same periods in 2006. The increase in employees’ compensation and benefits expenses was primarily due to increases in the average compensation and related fringe benefits paid to employees, partially offset by a decrease in expenses related to the fair value of stock options granted to certain employees. For the first nine months of 2007, the Corporation recognized $2.8 million in stock-based compensation expense compared to $5.4 million for the same period in 2006.
     On October 24, 2007, the Corporation’s Board of Directors approved a voluntary separation program for eligible employees meeting predefined qualification criteria. There are approximately 110 employees eligible for this program and the estimated cost to cover the benefits to be paid is approximately $4.0 million. The Corporation estimates that the annual cost savings will approximate $3.3 million as a result of the voluntary separation program. Since the program is voluntary and was approved in October, no accrual was made in the third quarter of 2007. The benefits to be paid will be accrued at the time the eligible employees accept the offer of voluntary separation which according to the program must be no later than November 30, 2007 with employment terminating no later than March 31, 2008.
     Occupancy and equipment expenses for the third quarter and first nine months of 2007 increased by $1.2 million, or 9%, and by $3.8 million, or 9%, respectively, compared to the same periods in 2006. The increase in occupancy and equipment expenses in 2007 periods as compared to 2006 is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices.
     For the quarter and nine-month period ended on September 30, 2007, other expenses increased by $0.6 million, or 12%, and by $4.8 million, or 33%, respectively, compared to the same periods in 2006. The increase in other expenses for the quarter ended on September 30, 2007 was mainly due to increased costs associated with foreclosure actions on the aforementioned loan relationship at the Miami Agency and increased expenses associated with a higher volume of repossessed real estate properties. Higher other expenses for the nine-month period ended on September 30, 2007, were attributable to a $3.3 million increase in legal reserves resulting from management’s assessment of the probable and estimable loss based on new information available.
     Business promotion expenses slightly increased during the first nine months of 2007 by $0.2 million, compared to the same period in 2006. Although business promotion expenses decreased by $1.5 million for the third quarter of 2007, as compared to the same period a year ago, the Corporation expects to support several initiatives with new campaigns including deposit capture and mortgage origination during the last quarter of 2007. The Puerto Rico financial services market is highly competitive and requires investment in marketing efforts.
     Professional fees decreased during the third quarter and first nine months of 2007 by $2.9 million, or 40%, and by $8.5 million, or 34%, respectively, compared to the same periods in 2006. The decrease for the 2007 periods was primarily attributable to lower legal, accounting and consulting fees due to the conclusion during the third quarter of 2006 of the internal review conducted by the Corporation’s Audit Committee and the restatement process. Further reduction in non-recurring professional service expenses is expected as the Corporation continues to move forward with its business strategies without the distraction of restatement-related matters and legal issues.
     Because of the ongoing challenges facing the financial services industry, the Corporation has continued developing cost saving strategies under its Business Rationalization project. Based on the latest analyses the Corporation expects cost reduction strategies to result in savings of approximately $16 million (pre-tax) during the year 2008. The cost reductions are expected to come from, among others, lower legal and consulting fees, the voluntary separation program and other efficiencies in marketing programs, occupancy and energy, and operations.

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
     For the third quarter of 2007, the Corporation recognized an income tax expense of $5.6 million, compared to $10.6 million recognized for the same period in 2006. The decrease in the provision for income tax for the third quarter of 2007, compared to the same period in 2006, was mainly due to a lower taxable income.
     For the nine-month period ended September 30, 2007, the Corporation recognized an income tax expense of $18.0 million, compared to $14.8 million in 2006. The increase in income tax expense was mainly due to a decrease in deferred income tax benefits, resulting principally from lower unrealized losses on derivative instruments and the adoption of SFAS 159, partially offset by a reduction in the current income tax provision due to lower taxable income. Prior to the implementation of the long-haul method of effectiveness testing under SFAS 133 during the second quarter of 2006, the Corporation recorded as part of interest expense unrealized losses of $69.7 million in the valuation of derivative instruments during the first quarter of 2006, which resulted on a deferred tax benefit. For the first nine months of 2007, the change in the valuation of derivatives and unrealized losses on SFAS 159 liabilities recorded as part of interest expense resulted in net unrealized and realized losses of $7.0 million.
     As of September 30, 2007, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and thus, established a valuation allowance of $6.6 million, compared to a valuation allowance amounting to $6.1 million as of December 31, 2006. As of September 30, 2007, the deferred tax asset, net of the valuation allowance of $6.6 million, amounted to approximately $95.4 million compared to $162.1 million as of December 31, 2006. The decrease in the deferred tax asset is due to a reversal during the third quarter of 2007 related to the class action lawsuit contingency of $74.25 million recorded as of December 31, 2005.  The Corporation reached an agreement with the lead class action plaintiff during the third quarter of 2007 and payments totaling the previously reserved amount of $74.25 million were made. The increase in the deferred tax provision was offset by a corresponding decrease to the current income tax provision.
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
     Total loan production for the quarter and nine-month period ended September 30, 2007 was $860.3 million and $2.8 billion, respectively, compared to $965.6 million and $3.6 billion, respectively, for the comparable periods in 2006. The decrease in loan production during 2007 periods was mainly due to decreases in residential real estate, commercial, and consumer loan originations which were negatively impacted by worsening economic conditions in Puerto Rico and the U.S. mainland real estate market (principally in the state of Florida), and stricter underwriting guidelines.
     The following table sets the First BanCorp’s loan production for the periods indicated:

			Nine-month period ended
	Quarter ended September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Residential real estate	$155,331	$203,301	$475,032	$720,706
Commercial and construction	514,733	537,459	1,676,614	2,187,491
Finance leases	28,651	43,526	111,796	133,386
Consumer	161,605	181,341	504,393	584,022

Total loan production	$860,320	$965,627	$2,767,835	$3,625,605

     Residential Real Estate Loans
     Residential mortgage loan production for the third quarter and first nine months of 2007 decreased by $48.0 million, or 24%, and by $245.7 million, or 34%, respectively, compared to the same periods in 2006. The decrease in mortgage loan production for 2007 periods, compared to 2006, was mainly attributable to deteriorating economic conditions in Puerto Rico and stricter underwriting standards. In May 2006, the Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of worsening economic conditions in Puerto Rico. The implementation of these standards contributed to the reduction in the Corporation’s mortgage loan originations.
     Residential real estate loans represent 17% of total loans originated and purchased for the first nine months of 2007. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group focuses on building relationships with realtors by providing resources, office amenities and personnel, to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage multi-channel strategy has proven to be effective in capturing business.
     Commercial and Construction Loans
     Commercial and construction loan production for the third quarter and first nine months of 2007 decreased by $22.7 million, or 4%, and $510.9 million, or 23%, respectively, compared to the same periods in 2006. The decrease in commercial and construction loan production for 2007 periods, compared to 2006, was mainly due to adverse economic conditions in Puerto Rico and in the U.S. real estate market (principally in the state of Florida) and the implementation of stricter underwriting standards. According to the Puerto Rico Planning Board, Puerto Rico is in a midst of a recession, causing a slowdown in commercial business activity. The U.S. mainland real estate market has slowed down, influenced, among other things, by declining home prices and an oversupply of available property inventory. Increases in property insurance premiums along with rising gas prices are also affecting the areas in which the Corporation does business in the U.S. mainland.
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
     Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. For the third quarter and first nine months of 2007, consumer loan originations decreased by $19.7 million, or 11%, and $79.6 million, or 14%, respectively, compared to the same periods in 2006. The decrease in consumer loan originations for 2007 periods, compared to 2006, was mainly due to adverse economic conditions in Puerto Rico.
     Finance Leases
     For the third quarter and first nine months of 2007, finance leases originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased for the third quarter and first nine months of 2007 by $14.9 million and by $21.6 million, as compared to the same periods in 2006.
Assets
     Total assets as of September 30, 2007 amounted to $17.1 billion, a decrease of $303.2 million compared to total assets of $17.4 billion as of December 31, 2006. The decrease in total assets as of September 30, 2007, compared to total assets as of December 31, 2006, was mainly the result of a decrease in investment securities and a decrease in the Corporation’s deferred tax asset. Notwithstanding, the recognition of $146.4 million of securities collateralized by loans as of September 30, 2007, obtained as part of the aforementioned agreements entered into with R&G Financial, the Corporation’s investment portfolio decreased by $333.4 million as compared to the balance as of December 31, 2006. During the third quarter of 2007 the Corporation sold approximately $300 million of its 10-Year U.S. Treasury Notes and approximately $113 million of certain FNMA mortgage-backed securities due to market opportunities and interest rate margin protection. Also the decrease in the investment securities portfolio resulted from maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities and the Corporation’s decision to deleverage its investment portfolio. The decrease in the deferred tax asset was mainly due to the tax impact of the adoption of SFAS 159, on January 1, 2007, of approximately $58.7 million.
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

Loan Portfolio
     The composition of the Corporation’s loan portfolio for the periods indicated is as follows:

	September 30,	December 31,
(In thousands)	2007	2006
Residential real estate loans	$3,003,285	$2,772,630

Commercial loans:
Construction loans	1,470,933	1,511,608
Commercial real estate loans	1,292,723	1,215,040
Commercial loans	2,825,488	2,698,141
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	647,827	932,013

Commercial loans	6,236,971	6,356,802

Finance leases	383,105	361,631

Consumer and other loans	1,703,115	1,772,917

Total loans	$11,326,476	$11,263,980

     As of September 30, 2007, the Corporation’s total loans increased by $62.5 million, when compared with the balance as of December 31, 2006. The increase in the Corporation’s total loans primarily relates to new loans originated, in particular commercial and residential mortgage loans, partially offset by the previously discussed agreements entered into with R&G Financial that enabled the Corporation to recharacterize certain secured commercial loans as securities collateralized by loans.
     Residential Real Estate Loans
     As of September 30, 2007, the Corporation’s residential real estate loan portfolio increased by $230.7 million, or 8%, as compared to the balance as of December 31, 2006. The Corporation has diversified its loan portfolio by increasing the concentration of residential real estate loans. The Corporation’s residential real estate loans are mainly composed of fully amortizing fixed-rate loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans and the Corporation is not actively involved in the origination of negative amortization loans or option adjustable rate mortgage loans.
     Commercial and Construction Loans
     As of September 30, 2007, the Corporation’s commercial and construction loan portfolio decreased by $119.8 million, as compared to the balance as of December 31, 2006. The decrease was mainly due to the aforementioned agreements entered into with R&G Financial that reduced the Corporation’s secured commercials loan extended to local financial institutions. The Corporation’s commercial and construction loan portfolio, other than loans extended to local financial institutions, increased by $164.4 million. The Corporation’s strategy focuses on growing its commercial loan portfolio principally through commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     The Corporation had a lending concentration of $395.7 million in one mortgage originator in Puerto Rico, Doral, as of September 30, 2007. The Corporation had outstanding $252.1 million with another mortgage originator in Puerto Rico, R&G Financial, for total loans to mortgage originators amounting to $647.8 million as of September 30, 2007. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). In May 2006, the Corporation received a payment from Doral of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan extended to that institution. As part of the cease and desist order imposed on the Corporation by its regulators, the Corporation has continued working on the reduction of its exposure to Doral.
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
     Consumer Loans
     As of September 30, 2007, the Corporation’s consumer loan portfolio decreased by $69.8 million, as compared to the portfolio balance as of December 31, 2006. The decrease is mainly the result of decreases in the Corporation’s auto, personal, and credit card loan portfolios. The decrease in auto and personal loan portfolio is mainly the result of the application of stricter underwriting standards in an effort to improve the Corporation’s credit quality given deteriorating economic conditions in Puerto Rico. The decrease in the credit card portfolio is mainly driven by the sale of approximately $15.6 million during the first quarter of 2007 of the Corporation’s credit card portfolio pursuant to a strategic alliance agreement reached with a U.S. financial institution in 2003.
     Finance Leases
     As of September 30, 2007, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, increased by $21.5 million as compared to the portfolio balance as of December 31, 2006. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio, excluding short-term money market investments, as of September 30, 2007 amounted to $4.8 billion, a decrease of $333.4 million, when compared with the investment portfolio as of December 31, 2006. The decrease in investment securities as of September 30, 2007, compared to the balance as of December 31, 2006, was mainly due to the previously discussed sale of approximately $300 million of its 10-Year U.S. Treasury Notes and approximately $113 million of certain FNMA mortgage-backed securities during the third quarter of 2007 coupled with the Corporation’s decision to deleverage its balance sheet by not reinvesting maturities and prepayments received from the Corporation’s investment portfolio, mainly mortgage-backed securities and government obligations, partially offset by the previously discussed agreements entered into with R&G Financial that increased the Corporation’s mortgage-backed securities portfolio.

     The following table presents the carrying value of investments at the indicated dates:

	September 30,	December 31,
(In thousands)	2007	2006
Money market investments	$473,457	$456,470

Investment securities held-to-maturity:
U.S. Government and agencies obligations	2,453,207	2,258,040
Puerto Rico Government obligations	31,072	31,716
Mortgage-backed securities	915,217	1,055,375
Corporate bonds	2,000	2,000

	3,401,496	3,347,131

Investment securities available-for-sale:
U.S. Government and agencies obligations	118,888	403,592
Puerto Rico Government obligations	25,544	25,302
Mortgage-backed securities	1,139,718	1,253,853
Corporate bonds	4,790	4,961
Equity securities	3,246	12,715

	1,292,186	1,700,423

Other equity securities	60,679	40,159

Total investments	$5,227,818	$5,544,183

     Mortgage-backed securities at the indicated dates consist of:

	September 30,	December 31,
(In thousands)	2007	2006
Held-to-maturity
FHLMC certificates	$12,220	$15,438
FNMA certificates	902,997	1,039,937

	915,217	1,055,375

Available-for-sale
FHLMC certificates	6,193	7,575
GNMA certificates	331,908	374,368
FNMA certificates	654,856	871,540
Mortgage pass-through certificates	146,761	370

	1,139,718	1,253,853

Total mortgage-backed securities	$2,054,935	$2,309,228

     The carrying values of investment securities (excluding other equity securities) as of September 30, 2007, by contractual maturity (excluding mortgage-backed securities, equity securities and money market investments) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
U.S. Government and agencies obligations
Due within one year	$351,959	4.67
Due after one year through five years	500	5.70
Due after five years through ten years	105,387	4.23
Due after ten years	2,114,249	5.82

	2,572,095	5.60

Puerto Rico Government obligations
Due after one year through five years	13,722	4.99
Due after five years through ten years	24,426	5.79
Due after ten years	18,468	5.58

	56,616	5.53

Corporate bonds
Due after five years through ten years	1,163	7.70
Due after ten years	5,627	7.20

	6,790	7.28

Total	2,635,501	5.60

Mortgage-backed securities	2,054,935	4.90
Equity securities	3,246	—

Total investment securities — available-for-sale and held-to-maturity	$4,693,682	5.29

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

     As of September 30, 2007, total liabilities amounted to $15.7 billion, a decrease of $487.8 million as compared to the balance as of December 31, 2006. The decrease in total liabilities was mainly due to decreases in federal funds purchased and securities sold under repurchase agreements and notes payable, partially offset by increases in brokered CDs and FHLB advances. Proceeds from sales, maturities, and prepayments of investment securities as well as from the issuance of new brokered CDs have been used to pay down repurchase agreements and notes payable. The decrease in securities sold under repurchase agreements and notes payable was principally due to the deleveraging of the Corporation’s balance sheet in order to protect earnings from margin erosion under a flat-to-inverted yield curve scenario. Notes payable decreased during 2007 due to the early redemption of the Corporation’s $150 million medium-term note. The Corporation’s decision was influenced, among other things, by the weighted- average cost of such note, which was above the Corporation’s weighted-average cost of funds.
     The increase in brokered CDs was principally due to the issuance of new brokered CDs in anticipation of expected maturities during the year. The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining deposits, as financial institutions are at a competitive disadvantage since the income generated on other investment products available to investors in Puerto Rico has been taxed at lower rates than tax rates for income generated on deposit products. The brokered CDs market is very competitive and liquid and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also, the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities by entering into interest rate swap agreements.
     CDs with denominations of $100,000 or higher, including brokered CDs, amounted to $8.6 billion as of September 30, 2007. As of September 30, 2007, brokered CDs amounted to $7.7 billion. Brokered CDs are sold by third-party intermediaries in denominations of $100,000 or less. The following table presents a maturity schedule of brokered CDs as of September 30, 2007:

(In thousands)	Total
Three months or less	$535,024
Over three months to six months	1,022,695
Over six months to one year	1,249,404
Over one year to five years	1,555,177
Over five years	3,334,489

Total	$7,696,789

     The Corporation maintains unsecured lines of credit with other banks. As of September 30, 2007, the Corporation’s total unused lines of credit with these banks amounted to $250.0 million. As of September 30, 2007, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral pledged to the FHLB in the amount of $273.9 million.

     The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts, CDs, and brokered CDs. Refer to “Note 10 — Deposits” in the accompanying notes to the unaudited interim consolidated financial statements for further details. Total deposits amounted to $11.5 billion as of September 30, 2007, compared to $11.0 billion as of December 31, 2006. The increase in total deposits for 2007 was mainly due to increases in brokered CDs.
     Refer to “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2007 and 2006.
Capital
     The Corporation’s stockholders’ equity amounted to $1.4 billion as of September 30, 2007, an increase of $184.6 million compared to the balance as of December 31, 2006. The increase in stockholders’ equity for the nine-month period ended September 30, 2007 is due to the sale of 9.250 million shares of First BanCorp’s common stock to the Bank of Nova Scotia (“Scotiabank”) in a private placement. Scotiabank paid a purchase price of $10.25 per First BanCorp’s common share, for a total purchase price of approximately $94.8 million. The net proceeds to First BanCorp after discounts and expenses were approximately $92.0 million. Scotiabank acquired 10% of First BanCorp’s outstanding common shares as of the close of the transaction. As of September 30, 2007, First BanCorp had 92,504,506 common shares outstanding.
     Additional increases in stockholders’ equity was mainly composed of after-tax adjustments to beginning retained earnings of approximately $91.8 million as part of the adoption of SFAS 159 and net income of $60.8 million for the first nine months of 2007, partially offset by dividends declared of $48.3 million during the first nine months of 2007 and other comprehensive losses associated with the valuation of the Corporation’s securities available-for-sale portfolio of $11.8 million.
     As of September 30, 2007, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp, FirstBank Puerto Rico and FirstBank Florida’s regulatory capital ratios as of September 30, 2007 and December 31, 2006, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

	Banking Subsidiaries
	First		FirstBank	To be well
	BanCorp	FirstBank	Florida	capitalized
As of September 30, 2007
Total capital (Total capital to risk-weighted assets)	14.31%	13.59%	11.20%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	13.07%	12.34%	10.71%	6.00%
Leverage ratio (1)	9.01%	8.50%	7.93%	5.00%

As of December 31, 2006

Total capital (Total capital to risk-weighted assets)	12.46%	12.25%	11.35%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.27%	11.02%	10.96%	6.00%
Leverage ratio (1)	7.97%	7.76%	7.91%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida
     For each of the nine-month periods ended on September 30, 2007 and 2006, the Corporation declared in aggregate cash dividends of $0.21 per common share. Total cash dividends paid on common shares amounted to $18.1 million for the nine-month period ended September 30, 2007 and $17.5 million for the same period in 2006, an increase attributable to the 9.250 million additional shares issued during 2007. Dividends declared on preferred stock amounted to approximately $30.2 million for each of the nine-month periods ended on September 30, 2007 and 2006.

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
     As a provider of financial services, the Corporation routinely commits to financial instruments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. As of September 30, 2007, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.8 billion and $104.8 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, other contractual obligations, commitments to sell loans and commitments to extend credit:

	Contractual Obligations and Commitments
	September 30, 2007
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations (1):
Certificates of deposit	$9,387,980	$4,197,643	$1,431,278	$386,624	$3,372,435
Federal funds purchased and securities sold under agreements to repurchase	2,519,026	631,526	387,500	600,000	900,000
Advances from FHLB	1,005,000	415,000	509,000	71,000	10,000
Notes payable	32,526	—	—	18,342	14,184
Other borrowings	231,792	—	—	—	231,792

Total contractual obligations	$13,176,324	$5,244,169	$2,327,778	$1,075,966	$4,528,411

Commitments to sell mortgage loans	$37,474	$37,474

Standby letters of credit	$104,830	$104,830

Commitments to extend credit:
Lines of credit	$1,188,637	$1,188,637
Letters of credit	53,445	53,445
Commitments to originate loans	509,560	509,560

Total commercial commitments	$1,751,642	$1,751,642

(1)	$30.2 million of tax liability associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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
Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. The Management’s Investment and Asset Liability Committee of FirstBank (“MIALCO”) oversees interest rate risk, liquidity management and other related matters. The MIALCO, which reports to the Investment Sub-committee of the Board of Directors’ Asset/Liability Risk Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officers, the Chief Operating Officer, the Risk Manager of the Treasury and Investment Department, the Risk Financial Manager, the Economist and the Treasurer.
     Committee meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent of these areas. The MIALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives. On a quarterly basis, the MIALCO performs a comprehensive asset/liability review, examining interest rate risk as described below together with other issues such as liquidity and capital.
     The Corporation uses scenario analysis to measure the effects of changes in interest rates on net interest income. These simulations are carried out over a one-year and a two-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points. Simulations are carried out using a projected balance sheet based on recent projections and strategies.
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
     These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Corporation over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. During 2007, the Corporation began a process of refining and enhancing interest rate risk measurement and analysis. The Corporation is in the process of implementing more sophisticated software to measure the Corporation’s interest rate risk profile.
The following table presents the results of the simulations as of September 30, 2007:

	Net Interest Income Exposure for the first twelve months
	Projected Balance Sheet
(Dollars in millions)	$ Change	% Change
+ 200 bp ramp	$4.6	1.00%
- 200 bp ramp	($5.5)	(1.18%	)
Exposure to interest rate risk in the projected balance sheet is relatively lower on a twelve-month horizon with +/- 200 basis point parallel rate shifts. Based on projected growth expectations, net interest income (NII) is expected to vary by 1.00% to (1.18%) if rates change gradually by 200 basis points over one year. Excluding derivative valuations, the net interest income (NII) is expected to decrease by (0.15%) or $(0.7) million under a +200 bp ramp and increase to 1.13% or $5.3 million under a -200 bp ramp.

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

     The following table summarizes the notional amount of all derivative instruments as of September 30, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,394	$80,720
Receive fixed versus pay floating	4,420,686	4,802,370
Embedded written options	53,515	13,515
Purchased options	53,515	13,515
Written interest rate cap agreements	128,083	125,200
Purchased interest rate cap agreements	300,895	330,607

	$5,037,088	$5,365,927

     The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of September 30, 2007 and December 31, 2006:

	Notional amounts
	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit, notes payable and loans	$4,501,080	$336,473
Embedded options on stock index deposits	53,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	13,515
Written interest rate cap agreements	128,083	125,200
Purchased interest rate cap agreements	300,895	330,607

Total derivatives not designated as hedges	$5,037,088	$819,310

Designated hedges:
Fair value hedges:
Interest rate swaps used to hedge fixed-rate certificates of deposit	$—	$4,381,175
Interest rate swaps used to hedge fixed- and step-rate notes payable	—	165,442

Total fair value hedges	$—	$4,546,617

Total	$5,037,088	$5,365,927

     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

Nine-month period ended
(In thousands)	September 30, 2007
Fair value of contracts outstanding at the beginning of the period	$(126,778)
Contracts realized or otherwise settled during the period	11,439
Changes in fair value during the period	2,529

Fair value of contracts outstanding as of September 30, 2007	$(112,810)

Source of Fair Value

Payments Due by Period
	Maturity			Maturity
(In thousands)	Less Than	Maturity	Maturity	In Excess	Total
As of September 30, 2007	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Prices provided by external sources	$(577)	$3	$(3,450)	$(108,786)	$(112,810)

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
     As a result of the implementation of SFAS 159 and the discontinuance of hedge accounting all of the derivative instruments held by the Corporation as of September 30, 2007 were considered economic undesignated hedges.
     The decrease in the notional amount of derivative instruments held by the Corporation during 2007 is due to the termination of certain interest rate swaps that were no longer economically hedging brokered CDs as the notional balances exceeded those of the brokered CDs and the termination of interest rate swap that economically hedged the $150 million medium-term note redeemed during the second quarter of 2007. The notional amount of the interest rate swaps that were cancelled during the third quarter of 2007 amounted to $142.2 million with a weighted-average pay-rate of 5.38% and a weighted-average received rate of 5.22%. The interest rate swap previously held to economically hedge the $150 million medium-term note had a notional amount of $150.0 million with a pay-rate of 6.00% and a received rate of 5.54% at the time of cancellation.

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
Non-performing Assets and Allowance for Loan and Lease Losses
Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The Corporation establishes the allowance for loan and lease losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan and lease loss experience, current economic conditions, the fair value of the underlying collateral, and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States (principally the state of Florida), the U.S.V.I. or British VI may contribute to delinquencies and defaults, thus necessitating additional reserves.
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

     Commercial and construction loans in amounts over $1.0 million are individually evaluated on a quarterly basis for impairment following the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan.” A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired, as it did recently with respect to two relationships as discussed below, and for certain loans on a spot basis selected by specific characteristics such as delinquency levels and loan-to-value ratios. Should the appraisal show a deficiency, the Corporation records an allowance for loan losses related to these loans.
     As a general procedure, the Corporation internally reviews appraisals on a spot basis as part of the underwriting and approval process. For construction loans in the Miami Agency, appraisals are reviewed by an outsourced contracted appraiser. Once a loan backed by real estate collateral deteriorates or is accounted for in non-accrual status, a full assessment of the value of the collateral is performed. If the Corporation commences litigation to collect an outstanding loan or commences foreclosure proceedings against a borrower (which includes the collateral), a new appraisal report is requested and the book value is adjusted accordingly, either by a corresponding reserve or a charge-off.
     As part of the cease and desist orders, the Corporation hired an independent consulting firm to perform an assessment of the residential real estate loan portfolio. Such review included, among others, the purchase of realtors’ data to confirm recent property values and purchase of appraisers’ databases for the same reason. The independent assessment determined that, based on the deterioration of the economic conditions in Puerto Rico and the increase of the home price index in Puerto Rico, the Corporation needed to increase the allowance for loan and lease losses.
The Corporation continues to update the analysis on an annual basis, the latest being in March 2007 when the Corporation obtained similar results. Historically, the residential real estate portfolio losses have not been significant. For example, for 2005 and 2006, losses averaged less than 5 basis points per year. For 2007, on an annualized basis, losses are approximately 9 basis points. More than 90% of the residential loans portfolio are fixed rate, thus there is no re-pricing risk.
     The Credit Risk area requests new collateral appraisals for impaired collateral dependent loans. In order to determine present market conditions in Puerto Rico and the Virgin Islands, and to gauge property appreciation rates, opinions of value are requested for a sample of delinquent residential real estate loans. The valuation information gathered through these appraisals is considered in the Corporation’s allowance model assumptions.
     The majority of the Corporation’s loan portfolio is primarily located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands or the U.S. mainland, the performance of the Corporation’s loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven not by demand but more by the purchasing power of the consumers and general economic conditions. However, the outlook is for a stable real estate market with values not growing in certain areas due to the self-inflicted wounds associated with the governmental and political environment on the Island. The Corporation is protected by healthy loan-to-value ratios set upon original approval and driven by the Corporation’s regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains strong. In Florida we are seeing the negative impact associated with low absorption rates and property value adjustments due to overbuilding. In general terms, collateral values in Puerto Rico continue to remain stable although not increasing at the rates historically evidenced before 2006. In terms of Florida, the Corporation is not exposed to high-end condominium development. The Corporation lends money for condo-conversion loans in the affordable market segment, and the collateral values of such properties have been more stable than in the high-end development areas. However, if absorption rates are so low that reverting the property to a rental property is more beneficial, the Corporation’s data shows that the rental market has not suffered significant decreases. Given this scenario, the Corporation evaluates the collateral on an “as rented” basis. Given more conservative underwriting standards of the banks in general and a reduction of market participants in the lending business, the Corporation believes that the rental market will grow and rental properties are expected to hold their values.
     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter ended	Nine-Month Period Ended
September 30,	September 30,
(Dollars in thousands)	2007	2006	2007	2006
Allowance for loan and lease losses, beginning of period	$165,009	$146,527	$158,296	$147,999
Provision for loan and lease losses	34,260	20,560	83,802	49,290

Loans charged-off:
Residential real estate	(107)	(171)	(1,374)	(871)
Commercial and Construction	(3,066)	(1,550)	(8,851)	(4,561)
Finance leases	(3,167)	(1,530)	(7,585)	(3,246)
Consumer	(16,833)	(17,982)	(50,959)	(45,816)
Recoveries	1,390	5,071	4,157	8,130

Net charge-offs	(21,783)	(16,162)	(64,612)	(46,364)

Allowance for loan and lease losses, end of period	$177,486	$150,925	$177,486	$150,925

Allowance for loan and lease losses to period end total loans receivable	1.57%	1.39%	1.57%	1.39%
Net charge-offs annualized to average loans outstanding during the period	0.77%	0.60%	0.77%	0.51%
Provision for loan and lease losses to net charge-offs during the period	1.57	x	1.27	x	1.30	x	1.06	x
     First BanCorp’s allowance for loan and lease losses was $177.5 million as of September 30, 2007, compared to $150.9 million as of September 30, 2006. The provision for loan and lease losses for the quarter and nine-month period ended September 30, 2007 amounted to $34.3 million and $83.8 million, respectively, compared to $20.6 million and $49.3 million, respectively, for the same periods in 2006. The increase in the provision for the 2007 periods, compared to 2006, was principally due to an impairment of $8.1 million on four condo conversion loans, with an aggregate principal balance of $60.5 million, extended to a single borrower through the Miami Agency based on an updated impairment analysis that incorporated new appraisals. Increases in non-accruing loans and charge-offs and the growth of the Corporation’s commercial loan portfolio (other than secured commercial loans to local financial institutions) also contributed to the increase in the provision for loan and lease losses. In addition, the higher provision for loan and lease losses during 2007 resulted from increases in the general valuation allowance of its construction and auto loans portfolio due to deteriorating economic conditions and recent trends in delinquencies and losses. The increase in non-accrual loans, other than the aforementioned loan relationship in the Miami Agency, and charge-offs during 2007, as compared to the first nine months of 2006, is attributed to weak economic conditions in Puerto Rico. The Puerto Rican market has been affected and may continue to be affected by issues related to Puerto Rico’s economy associated with Government budgetary matters and political issues. The temporary shutdown of the Government last year which left approximately 200,000 employees out of work for 15 days due to a budget impasse together with the impasse at the Legislature for the approval of economic measures, and increases in the cost of living related to water, electricity and a new sales tax law, have adversely affected the consumer sector, increasing the Corporation’s delinquency rates and to a lesser extent charge-off ratios. According to the Puerto Rico Planning Board, Puerto Rico is in the midst of a recession that started in the first quarter of 2006. The latest Gross National Product forecast by the Puerto Rico Planning Board expects a 1.4% reduction in fiscal year 2007 compared to fiscal year 2006.
     The U.S. mainland real estate market has slowed down, influenced, among other things, by increases in property taxes and insurance premiums, tightening of credit origination standards, overbuilding in certain areas and general market economic conditions that may threaten the performance of the Corporation’s loan portfolio in the U.S. mainland, principally the Corporation’s construction loan portfolio in the Miami Agency. Approximately 48% of the Corporation’s exposure in the U.S. mainland is comprised of construction loans. However, the Corporation expects a stable performance on its construction loan portfolio in the U.S. mainland due to the overall comfortable loan-to-value ratios coupled with a group of strong developers. The rest of the Corporation’s Miami Agency portfolio continues to perform adequately, although at slower absorption rates.
     The Corporation also does business in the Eastern Caribbean Region, on which the Corporation’s loan portfolio is stable. Growth has been fueled by a recent Government change and an expansion in the construction, residential mortgage and small loan business sectors. The Corporation expects a stable performance on its loan portfolio in the Eastern Caribbean region.
     Prior to the $8.1 million specific loan loss reserve recognized during the third quarter of 2007, the Corporation’s specific allowance remained relatively unchanged from year-end 2006 because of the timing of the identification of the impaired loans and the nature of the loans. Most of First BanCorp’s loan portfolios have real estate collateral (excluding the consumer loan portfolio). Further, most of its impaired loans have real estate collateral. Given that the real estate market in Puerto Rico has not experienced significant declines in market values, the market value of the real estate collateral of impaired loans in Puerto Rico (after deducting the estimated costs to sell and other necessary adjustments) has been sufficient to cover the recorded investment.
     There are two main factors that accounted for the increase in impaired loans during 2007. First, the Corporation’s identification in the second quarter of 2007 of two large loan relationships that it determined should be classified as impaired; (i) the aforementioned troubled loan relationship in the Miami Agency totaling $60.5 million and (ii) one commercial loan relationship in Puerto Rico totaling $34.1 million. Second, the Corporation’s impaired loans decreased, excluding the two relationships discussed above, by approximately $25.2 million during the first nine months of 2007 as a result of loans paid in full, loans no longer considered impaired and loans charged-off, which had a related impairment reserve of approximately $8.3 million. In addition to the two large relationships mentioned above, the Corporation increased its impaired loans by approximately $11.0 million comprised of several individual loans, most of them secured by real estate which had a related impairment reserve of approximately $1.4 million.
     The loan relationship in the Miami Agency noted above is the only relationship from the Corporation’s Miami Agency that has been placed in non-accrual status or adversely classified. Since the Corporation determined that foreclosure was the only alternative to collect on the loan, the Corporation determined the four loans in the relationship to be impaired as of June 30, 2007 and evaluated the fair value of the collateral. Based on an analysis performed at the time at which the loans were classified as impaired, no impairment was necessary because the loans were fully collateralized and secured with real estate. The impairment analysis performed at the time incorporated appraisals used in the granting of the loans. During the latter part of the third quarter and the beginning of the fourth quarter, the Corporation performed an impairment analysis of all four loans. This analysis was performed by the Credit Risk area after an analysis of other key factors such as selling expenses, estimated time to sell and a detailed review of new appraisals received. The Corporation determined that there was a collateral deficiency of approximately $8.1 million, thus, an additional provision to the Corporation’s loan loss reserves was necessary due to the impairment of the collateral on the loan relationship.
     The Corporation has been discussing and developing action plans with authorized representatives of the borrower to mitigate the ultimate loss from this relationship. To date, the Corporation has hired external legal counsel to support the loan collection effort; in addition, the Corporation entered into a “Management Agreement” with a specialized realty company which will manage, lease, operate, maintain and repair three of the projects for and on behalf of the Corporation. The Corporation has not incurred any material out-of-pocket expenditures, including legal fees, in connection with the resolution of the relationship described above. First BanCorp’s out-of-pocket expenses in connection with the resolution of these loans (excluding expenses already considered in the impairment analysis) are not expected to be material, although the actual amount of such expenditures ultimately will depend on the length of time, the amount of professional assistance required, the nature of the proceedings in which the loans are finally foreclosed and the amount of proceeds upon the disposition of the collateral and other factors not susceptible to current estimation.
     The troubled loan relationship in Puerto Rico became impaired in the second quarter of 2007. A total of $34.1 million was deemed impaired. Although the loan continues to be impaired as of September 30, 2007, due to a moratorium of principal payments and a decline in cash flows of the borrower’s business, the Corporation will continue to analyze on a quarterly basis the available collateral to determine if there is any collateral deficiency.
     First BanCorp’s ratio of the allowance for loan and lease losses to period end total loans receivable increased by 18 basis points as of September 30, 2007 compared to the ratio as of September 30, 2006. The increase during 2007 mainly reflects the increase in the specific allowance for impaired loans and the increasing trend in non-accruing loans. The Corporation’s ratio of the provision for loan and lease losses to net charge-offs for the quarter and nine-month period ended September 30, 2007 totaled 157% and 130%, compared to 127% and 106%, respectively, for the same periods in 2006. The increase in the ratio of the provision for loan and lease losses to net charge-offs during 2007 mainly reflects the increasing trends in non-accruing loans, the increase in the specific allowance for impaired loans and the aforementioned economic situation of Puerto Rico.

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
     Commercial Loans - The Corporation places commercial loans (including commercial real estate and construction loans) in non-accruing status when interest and principal have not been received for a period of 90 days or more. The risk exposure of this portfolio is diversified as to individual borrowers and industries, among other factors. In addition, a large portion is secured with real estate collateral.
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
     The Corporation may also classify loans in non-accruing status and maintain them on a cash basis because of deterioration in the financial condition of the borrower and when payment in full of principal or interest is not expected. In addition, the Corporation commenced during the third quarter of 2007, a loan loss mitigation program to provide homeownership preservation assistance. Loans modified through this program are generally maintained under non-performing status until there is reasonable assurance of repayment and the borrower has made payments over a sustained period of time.

     The following table presents non-performing assets at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Non-accruing loans:
Residential real estate	$196,443	$114,828
Commercial, commercial real estate and construction	160,879	82,713
Finance leases	6,241	8,045
Consumer	41,087	46,501

	404,650	252,087

Other real estate owned	7,297	2,870
Other repossessed property	12,014	12,103

Total non-performing assets	$423,961	$267,060

Past due loans	$53,979	$31,645
Non-performing assets to total assets	2.48%	1.54%
Non-accruing loans to total loans receivable	3.58%	2.24%
Allowance for loan and lease losses	$177,486	$158,296
Allowance to total non-accruing loans	43.86%	62.79%
Allowance to total non-accruing loans, excluding residential real estate loans	85.24%	115.33%
     As a result of the increase in delinquencies, the Corporation’s non-accruing loans to total loans receivable ratio increased 134 basis points from 2.24% as of December 31, 2006 to 3.58% as of September 30, 2007 and total non-accruing loans increased by $152.6 million, or 61%, from $252.1 million as of December 31, 2006 to $404.7 million as of September 30, 2007. The increase in non-performing loans as of September 30, 2007, compared to December 31, 2006, was mainly attributable to two factors: (i) continued increase in non-performing loans in residential real estate of approximately $81.6 million, or 71%, and (ii) classification as non-accrual of one loan relationship in the Corporation’s Miami Agency of approximately $60.5 million. The borrower’s financial condition along with current market conditions and the conversion stage of the underlying collateral properties resulted in a decline in the value of two properties, located in Florida and North Carolina, this caused the recognition of an impairment charge of approximately $8.1 million during the third quarter of 2007. The Corporation has already started foreclosure proceedings on the real estate collaterals of the impaired loans relationship from the Miami Agency. Since the third quarter of 2006, the Corporation decided to limit the origination and reduce the exposure of condo conversion loans in the U.S. mainland. As a result, the condo conversion loan portfolio decreased from its peak in May 2006 of approximately $653 million to approximately $337 million as of September 30, 2007, including the $60.5 million in non-accrual loans. In view of current conditions, the Corporation may experience further deterioration in this portfolio as the market attempts to absorb an oversupply of available property inventory in the face of the deteriorating real estate market. However, the Corporation expects a stable performance on its loan portfolio in the U.S. mainland due to the overall loan-to-value ratios and the financial condition of borrowers.
     With respect to the increasing trends in non-performing residential mortgage loans, during the third quarter of 2007, the Corporation established a loan loss mitigation program providing homeownership preservation assistance. First BanCorp has completed approximately 98 loan modifications, related to residential mortgage loans with an outstanding balance of $16.4 million before the modification, that involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of loan maturity and modifications to the loan rate. Loans modified through this program are generally maintained under non-performing status until there is reasonable assurance of repayment and the borrower has made payments over a sustained period of time.
     The Corporation’s residential mortgage loan portfolio amounted to $3.0 billion or approximately 27% of the total loan portfolio. The Corporation’s residential mortgage portfolio is composed of Puerto Rico loans (74%), United States mainland loans (12%) and Virgin Islands loans (14%). The proportion of residential mortgage loans to total loans has increased over time as the Corporation has committed substantial resources to its mortgage banking activities. More than 90% of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans that have a lower risk than the typical sub-prime loans that have already affected the U.S. real estate market. The Corporation has never been active in negative amortization loans or option adjustable rate mortgage loans (“ARM’s”) with teaser rates. As of September 30, 2007, the ratio of allowance for loan and lease losses to total non-accruing loans totaled 43.86%, compared to 62.79% as of December 31, 2006. The decrease mainly reflects a higher proportion of loans collateralized by real estate to total non-accruing loans. Historically, the Corporation has experienced the lowest rate of losses on its residential real estate portfolio as the real estate market in Puerto Rico has not shown declines in the market value of properties and the overall comfortable loan-to-value ratios. As a consequence, the provision and allowance for loans and lease losses did not increase proportionately with the increase in non-accruing loans. The annualized ratio of residential mortgage loans net charge-offs to average mortgage loans was 0.06% for the nine-month period ended September 30, 2007.
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
     A large portion of the Corporation’s funding is retail brokered CDs issued by the banking subsidiaries. In the event that the Corporation’s bank subsidiaries are not well-capitalized institutions, they might not be able to replace this source of funding. The banking subsidiaries currently comply with the minimum requirements ratios for “well-capitalized” institutions and the Corporation does not foresee any risks to their ability to issue brokered CDs. In addition, the average life of the retail brokered CDs was approximately 5.8 years as of September 30, 2007. Approximately 59% of these certificates are callable, but only at the Corporation’s option.
     Refer to the “Source of Funds” section above for further details on the Corporation’s brokered CDs.
     Over the last three years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% as of December 31, 2004 to 27% as of September 30, 2007. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive, if needed, liquidity from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC.
     The Corporation maintains a position of Basic Surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the 5% self-imposed minimum limit. As of the end of the third quarter 2007, the Basic Surplus of 9.21% included un-pledged assets, Federal Home Loan Bank lines of credit, and cash. Access to regular and customary sources of funding have remained unrestricted, including the repurchase agreements market given the liquidity and credit quality of the securities held in portfolio and available to pledge.
     The Corporation’s exposure to non-rated or sub-prime and mortgage-backed securities is not-material; therefore, it is not subject to liquidity threats stemming from such exposure, in the face of the recent housing and market crisis.
     On September 26, 2007, Moody’s Investors Service changed the rating outlook of FirstBank Puerto Rico to stable from negative. The bank is rated D+ for financial strength and Ba1 for long-term deposits. The outlook change followed the filing of First BanCorp’s quarterly reports on Form 10-Q for the first and second quarter of 2007 with the SEC.
Operational Risk
     The Corporation faces ongoing and emerging risk and regulatory pressures related to the activities that surround the delivery of banking and financial products.  Coupled with external influences, such as market conditions, security risks, and legal risk, the potential for operational and reputational loss has increased.  In order to mitigate and control operational risk, the Corporation has developed, and continues to enhance, specific internal controls, policies and procedures that are designated to identify and manage operational risk at appropriate levels throughout the organization.  The purpose of these mechanisms is to provide reasonable assurance that the Corporation’s business operations are functioning within the policies and limits established by management.
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

Legal and Compliance Risk
     Legal and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In 2006, as part of the implementation of the enterprise risk management framework, the Corporation revised and implemented a new corporate compliance function, headed by a newly designated Compliance Director. The Corporation’s Compliance Director reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. Additional Compliance Officers were established in each major business areas with direct reporting relationships to the Corporate Compliance Group.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding market risk to which the Corporation is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 24, 2007, First BanCorp entered into a Stockholder Agreement which completes a private placement of 9,250,450 shares of the Corporation’s common stock (“Common Stock”) to The Bank of Nova Scotia, a large financial institution with operations around the world (“BNS”), at a price of $10.25 per share pursuant to the terms of an Investment Agreement, dated February 15, 2007 (the “Investment Agreement”). The net proceeds to First BanCorp after discounts and expenses were $92.0 million. The securities sold to BNS were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Investment Agreement, BNS has the right to require the Corporation to register the Common Stock for resale by BNS, or successor owners of the Common Stock.
     UBS Investment Bank served as placement agent and acted as First BanCorp’s financial advisor in the offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Stockholders’ Meeting of the Corporation was held on October 31, 2007. A quorum was obtained with 86,415,157 votes represented in person or by proxy, which represented approximately 93% of all votes eligible to be cast at the meeting. Two directors of the Corporation were elected for a term expiring at the next annual meeting of stockholders, four directors were elected for two-year terms, and three directors were elected for three-year terms. The appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2007 was also approved. The results of the voting for each of the proposals are set forth below:
Election of Directors

NOMINEES FOR A TERM EXPIRING AT THE
NEXT ANNUAL MEETING OF STOCKHOLDERS	VOTES FOR	VOTES WITHHELD
José Teixidor	85,714,187	1,066,213
José L. Ferrer-Canals	84,631,026	2,149,374

NOMINEES FOR TWO-YEAR TERM

Luis M. Beauchamp	85,830,763	949,637
Aurelio Alemán	85,928,408	851,992
Sharee Ann Umpierre–Catinchi	85,703,072	1,077,328
Fernando Rodríguez-Amaro	85,434,353	1,346,047

NOMINEES FOR THREE-YEAR TERM

Frank Kolodziej	85,549,487	1,230,913
Héctor M. Nevares	85,494,121	1,286,279
Jose F. Rodríguez	85,683,099	1,097,301
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Corporation’s Independent Registered Public Accounting Firm for 2007

For:	73,502,981
Against:	13,193,249
Abstain:	84,170
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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:
First BanCorp.
Registrant

Date: November 9, 2007	By:	/s/ Luis M. Beauchamp
Luis M. Beauchamp
Chairman, President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Fernando Scherrer
Fernando Scherrer
Executive Vice President and Chief Financial Officer