Form 10-K
period 2007-12-31
FIRST BANCORP /PR/
filed 2008-02-29
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Commission File No. 001-14793
First BanCorp.
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0561882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de León Avenue, Stop 23
Santurce, Puerto Rico	00908

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code:
(787) 729-8200
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)	New York Stock Exchange

7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A (Liquidation Preference $25 per share)	New York Stock Exchange

8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B (Liquidation Preference $25 per share)	New York Stock Exchange

7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C (Liquidation Preference $25 per share)	New York Stock Exchange

7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D (Liquidation Preference $25 per share)	New York Stock Exchange

7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E (Liquidation Preference $25 per share)	New York Stock Exchange
Securities registered under Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non affiliates of the registrant as of June 30, 2007 (the last day of the registrant’s most recently completed second quarter) was $ 822,446,217 based on the closing price of $10.99 per share of common stock on the New York Stock Exchange on June 30, 2007. The registrant had no nonvoting common equity outstanding as of June 30, 2007. For the purposes of the foregoing calculation only, registrant has treated as common stock held by affiliates only common stock of the registrant held by its directors and executive officers and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 92,504,506 shares as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
PART III

Item 10	Directors, Executive Officers and Corporate Governance.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Information with Respect to Nominees for Director of First BanCorp, Directors whose Terms Continue and Executive Officers of the Corporation” and “Corporate Governance and Related Matters” in First BanCorp’s definitive Proxy Statement for use in connection with its 2008 Annual Meeting of stockholders (the “Proxy Statement”).

Item 11	Executive Compensation.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Compensation Discussion and Analysis,” “Tabular Executive Compensation Disclosure,” “Compensation of Directors,” and “Compensation Committee Report” in First BanCorp’s Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Beneficial Ownership of Securities” in First BanCorp’s Proxy Statement.

Item 13	Certain Relationships and Related Transactions, and Director Independence.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp’s Proxy Statement.

Item 14	Principal Accountant Fees and Services.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Audit Fees” in First BanCorp’s Proxy Statement.

FIRST BANCORP
2007 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements
     This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K or future filings by First BanCorp (the “Corporation”) with the Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including the interest rate scenario and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that economically hedge the interest rate risk mainly relating to brokered certificates of deposit as well as other derivative instruments used for protection from interest rate fluctuations;

•	risks arising from worsening economic conditions in Puerto Rico and in the United States market;

•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the condo conversion loans in its Miami Agency;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of Doral Financial Corporation’s and R&G Financial Corporation’s financial condition on the repayment of their outstanding secured loans to the Corporation;

•	risks to the Corporation associated with being subject to the Federal Reserve Board of New York (FED) cease and desist order;

•	the Corporation’s ability to issue brokered certificates of deposit and fund operations;

•	risks associated with downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands.
     The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in this Annual Report on Form 10-K.

PART I
Item 1. Business
GENERAL
     First BanCorp (the “Corporation”) is a publicly-owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board (the “FED”). The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank Puerto Rico (“FirstBank” or the “Bank”). The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the US and British Virgin Islands.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2007, the Corporation controlled four wholly-owned subsidiaries: FirstBank, FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”), Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and Ponce General Corporation, Inc. (“Ponce General”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency, PR Finance Group is a domestic corporation and Ponce General is the holding company of a federally chartered stock savings association, FirstBank Florida. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, there are two additional separately regulated businesses: (1) the Virgin Islands operations; and (2) the Miami loan agency. The U.S. Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board, and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank’s loan agency in the State of Florida is regulated by the Office of Financial Regulation of the State of Florida, the Federal Reserve Bank of Atlanta and the Federal Reserve Bank of New York. As of December 31, 2007, the Corporation had total assets of $17.2 billion, total deposits of $11.0 billion and total stockholders’ equity of $1.4 billion.
     FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates fourteen offices in Puerto Rico. PR Finance Group is subject to the supervision, examination and regulation of the OCIF. FirstBank Florida is subject to the supervision, examination and regulation of the Office of Thrift Supervision (the “OTS”).
     As of December 31, 2007, FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, twenty-two branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Miami, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing and daily rental company with seven offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with thirty-nine offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with twenty-six offices in FirstBank branches and at stand alone sites; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico: First Insurance Agency VI, Inc., an insurance agency with two offices that sells insurance products in the USVI; First Express, a finance company specializing in the origination of small loans with three offices in the USVI; and First Trade, Inc. which provides foreign sales corporation management services.
     The Corporation operates in the United States mainland through its federally chartered stock savings association First Bank Florida. FirstBank Florida provides a wide range of banking services to individual and corporate customers through its nine branches in the U.S. mainland.

BUSINESS SEGMENTS
     The Corporation has four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. These segments are described below:
Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of the commercial loan portfolio is secured by commercial real estate. Although commercial loans involve greater credit risk than a typical mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains an effective credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including strong underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.
Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loans products. Originations are sourced through different channels, such as branches and mortgage and real estate brokers, and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the federal agency’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies. Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae and Freddie Mac programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by seeking to provide customers with a variety of high quality mortgage products to serve their financial needs faster and more easily than the competition and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. From time to time, residential real estate conforming loans are sold to secondary buyers like Fannie Mae and Freddie Mac. More than 90% of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans that have a lower risk than the typical sub-prime loans that have already affected the U.S. real estate market. The Corporation is not active in negative amortization loans or option adjustable rate mortgage loans (ARMs) including ARMs with teaser rates.
Consumer (Retail) Banking
     The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. Loans to consumers include auto, credit card and personal loans. Deposit products include checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for lending and investment activities.
     Consumer lending growth has been mainly driven by auto loan originations. The growth of this portfolio has been achieved through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to the Corporation’s commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation continues to strengthen commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation and are managed as part of the consumer banking activities.

     Personal loans and, to a lesser extent, marine financing and a small credit card portfolio also contribute to interest income generated on consumer lending. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards.
Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions designed to manage and enhance liquidity. This segment sells funds to the Commercial and Corporate Banking, Mortgage Banking, and Consumer (Retail) Banking segments to finance their lending activities and purchases funds gathered by those segments.
     The interest rates charged or credited by Treasury and Investments are based on market rates.
     For information regarding First BanCorp’s reportable segments, please refer to Note 31, “Segment Information,” to the Corporation’s financial statements for the year ended December 31, 2007 included in Item 8 of this Form 10-K.
Employees
     As of December 31, 2007, the Corporation and its subsidiaries employed approximately 3,000 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.
RECENT SIGNIFICANT EVENTS
Settlement of Class Action Lawsuit
     On November 28, 2007, the United States District Court for the District of Puerto Rico approved the settlement of all claims in the consolidated securities class action relating to the accounting for mortgage-related transactions named “In Re: First BanCorp Securities Litigations.”
     Under the terms of the settlement, the Corporation paid an aggregate of $74.25 million. The monetary payment had no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s audited Consolidated Financial Statements for 2005, included in the Corporation’s 2005 Annual Report on Form 10-K, the Corporation accrued $74.25 million in 2005 for the potential settlement of the class action lawsuit. In 2007, the Corporation recognized income of approximately $15.1 million from an agreement reached with insurance companies and former executives of the Corporation for indemnity of expenses, which was accounted for as “Insurance Reimbursements and Other Agreements Related to a Contingency Settlement” on the Consolidated Statement of Income.
SEC Investigation
     On August 7, 2007, First BanCorp announced that the SEC had approved a final settlement with the Corporation, which resolved the previously disclosed SEC investigation of the Corporation’s accounting for the mortgage-related transactions with Doral Financial Corporation (“Doral”) and R&G Financial Corporation (“R&G Financial”).
     Under the settlement with the SEC, the Corporation agreed, without admitting or denying any wrongdoing, to the issuance of a Federal Court Order enjoining it from committing future violations of certain provisions of the federal securities laws. The Corporation also agreed to the payment of an $8.5 million civil penalty and the disgorgement of $1 to the SEC. The SEC may request that the civil penalty be subject to distribution pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. The monetary payment had no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s previously filed audited Consolidated Financial Statements for 2005, the Corporation accrued $8.5 million in 2005 for the potential settlement with the SEC. In connection with the settlement, the Corporation consented to the entry of a final judgment to implement the terms of the agreement. The United States District Court for the Southern District of New York consented to the entry of the final judgment in order to consummate the settlement. The monetary payment was made on October 15, 2007.
Regulatory Actions
     On November 20, 2007, the Corporation announced that, following the most recent Safety and Soundness examination of FirstBank, the FDIC and the OCIF terminated the Order to Cease and Desist dated March 16, 2006 related to the mortgage-related transactions with other financial institutions and the Order to Cease and Desist dated August 24, 2006 related to the Bank’s compliance with the Bank Secrecy Act (“BSA”).
     In February 2006, the OTS imposed restrictions on FirstBank Florida as a result of safety and soundness concerns derived from the Company’s previous announcement that it would restate its financial statements. Under these restrictions, FirstBank Florida cannot make any payments to the Corporation or its affiliates pursuant to a tax-sharing agreement nor can FirstBank Florida employ or receive consultative services from an executive officer of the Corporation or its affiliates without the prior written approval of OTS’ Regional Director. Additionally, FirstBank Florida cannot enter into any agreement to sell loans or any portions of any loans to the Corporation or its affiliates nor can FirstBank Florida make any payment to the Corporation or its affiliates via an intercompany account or arrangement unless pursuant to a pre-existing contractual agreement for services rendered in the normal course of business. Also, FirstBank Florida cannot pay dividends to its parent, Ponce General, a wholly owned subsidiary of First BanCorp, without prior approval from the OTS.
     On March 17, 2006, the Corporation announced that it had agreed with the FED to a cease and desist order issued with the consent of the Corporation (the “Consent Order”). The Consent Order addresses certain concerns of banking regulators relating to the incorrect accounting for and documentation of mortgage-related transactions with Doral and R&G. The Corporation had initially reported those transactions as purchases of mortgage loans when they should have been accounted for as secured loans to the financial institutions because, as a legal and accounting matter, they did not constitute “true sales” but rather financing arrangements. The Consent Order requires the Corporation to take various affirmative actions, including engaging an independent consultant to review the mortgage portfolios and prepare a report including findings and recommendations, submitting capital and liquidity contingency plans, providing notice prior to the incurring of additional debt or the restructuring or repurchasing of debt, obtaining approval prior to purchasing or redeeming stock, filing amended regulatory reports upon completion of the restatement of financial statements, and obtaining regulatory approval prior to paying dividends after those payable in March 2006. The requirements of the Consent Order have been substantially completed and reported to the regulator as required by the Consent Order.
     The Corporation has continued working on the reduction of its exposure to Doral and R&G. The outstanding balance of loans to Doral and R&G amounted to $382.6 million and $242.0 million, respectively, as of December 31, 2007.
     During the first quarter of 2007, the Corporation entered into various agreements with R&G relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G subsidiaries. First, through a mortgage payment agreement, R&G paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G’s banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of $271 million was re-documented as a secured loan from the Corporation to R&G. Second, R&G and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes, as such, these commercial loans secured by trust certificates were classified as available for sale securities. The execution of the agreements enabled the Corporation to fulfill the remaining requirements of the Consent Order with banking regulators relating to the mortgage-related transactions that the Corporation recharacterized for accounting and legal purposes as commercial loans secured by the mortgage loans and pass-through trust certificates.
Restatement
     With the filing during 2007 of the 2006 Form 10-K for the fiscal year ended December 31, 2006, the quarterly financial statements on Form 10-Q for 2007 quarters and the quarterly financial statements on Form 10-Q for 2006 quarters (which includes restated financial information for March 31, 2005 and the 2004 quarters) the Corporation became current with its SEC periodic reporting obligations.
Issuance of common equity
     On August 24, 2007, First BanCorp entered into a Stockholder Agreement relating to its sale in a private placement of 9,250,450 shares or 10% of the Corporation’s common stock (“Common Stock”) to The Bank of Nova Scotia (“Scotiabank”), a large financial institution with operations around the world, at a price of $10.25 per share pursuant to the terms of an Investment Agreement, dated February 15, 2007 (the “Investment Agreement”). The net proceeds to First BanCorp after discounts and expenses were $91.9 million. The securities sold to Scotiabank were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Investment Agreement, Scotiabank has the right to require the Corporation to register the Common Stock for resale by Scotiabank, or successor owners of the Common Stock.
     First BanCorp has agreed to give Scotiabank notice if any decision to commence a process involving the sale of First BanCorp during the 18 months after Scotiabank’s investment is made, and to negotiate with Scotiabank exclusively for 30 days thereafter if Scotiabank so requests. In addition, during the 18-month period Scotiabank may give notice to First BanCorp providing its offer to acquire the Corporation. First BanCorp has agreed to negotiate the offer received on an exclusive basis for a period of 30 days. Also, First BanCorp has agreed to give Scotiabank notice of the terms of any proposed acquisition received from a third party during the 18-month period and to allow Scotiabank five business days to indicate whether it will present a counteroffer. Finally, ScotiaBank is entitled to an observer at meetings of the Board of Directors of First BanCorp, including any committee meetings of the Board of Directors of First BanCorp subject to certain limitations. The observer has no voting rights.
Business Developments
     On January 28, 2008, FirstBank acquired Virgin Islands Community Bank (VICB) in St. Croix, U.S. Virgin Islands. VICB has three branches on St. Croix and deposits of approximately $56 million.
Recent Puerto Rico Legislation
     On December 10, 2007, the Governor of Puerto Rico signed Act No. 181 (“Act 181”). Act 181 reduces the special tax rate on long term capital gains applicable to individuals, estates and trusts from 12.5% to 10%. In the case of the sale of real property or stock by nonresident individuals the applicable rate will be 25%, however, if the individual is a U.S. citizen, the rate will be 10%. The special tax rate on long term capital gains for corporations and partnerships was reduced from 20% to 15%. The special tax rates established by Act 181 will apply only to transactions that occurred on July 1, 2007 and after.
     On December 14, 2007, the Governor of Puerto Rico signed Act No. 197 (“Act 197”) which provides certain credits when individuals purchase certain new or existing homes. The incentives are as follows: (a) for a new constructed home that will constitute the individuals principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for new constructed homes that will not constitute the individuals principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes a credit of 10% of the sales price or $10,000, whichever is lower.  Credits under Act 197 need to be certified by the Secretary of Treasury and the maximum amount of credits to be granted under Act 197 is $220,000,000.
     From the homebuyer’s perspective: (1) the individual may benefit from the credit no more than twice; (2) the amount of credit granted will be credited against the principal amount of the mortgage; (3) the individual must acquire the property before June 30, 2008; and (4) for new constructed homes constituting the principal residence and existing homes, the individual must live in it as his or her principal residence at least three consecutive years. Noncompliance with this requirement will affect only the homebuyer’s credit and not the tax credit granted to the financial institution.
     From the financial institution’s perspective: (1) the credit may be used against income taxes, including estimated taxes, for years commencing after December 31, 2007 in three installments, subject to certain limitations, between January 1, 2008 and June 30, 2011; (2) the credit may be ceded, sold or otherwise transferred to any other person; and (3) any tax credit not used in a given tax year, as certified by the Secretary of Treasury, may be claimed as a refund.
Credit Ratings
     On December 6, 2007, Standard & Poors (“S&P”), a division of the McGraw Hill Companies, Inc., affirmed the BB+ long-term counterparty credit rating of First Bank. At the same time, S&P removed the rating from CreditWatch with negative implications where it was placed on October 3, 2005 to stable outlook. On February 21, 2007, Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A., affirmed First BanCorp’s long-term issuer default rating of BB and removed the Corporation from Rating Watch Negative. The rating outlook is negative.
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
     The corporate governance standards, and the aforementioned charters and codes may also be obtained free of charge by sending a written request to Mr. Lawrence Odell, Executive Vice President and General Counsel, PO Box 9146, San Juan, Puerto Rico 00908.
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

MARKET AREA AND COMPETITION
     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2007, the Corporation also had a presence through its subsidiaries in the United States and British Virgin Islands and through its loan agency and its federally chartered stock savings association in Florida (USA). Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.
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
     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2007, FirstBank and FirstBank Florida were the only depository institution subsidiaries of the Corporation.
     The Gramm-Leach-Bliley Act revised and expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The Gramm-Leach-Bliley Act requires a bank holding company that elects to become a financial holding company to file a written declaration with the appropriate Federal Reserve Bank and comply with the following (and such compliance must continue while the entity is treated as a financial holding company): (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well-capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well-managed as of the date the bank holding company files the election. All insured depository institutions controlled by the bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the depository institution’s most recent examination. In April 2000, the Corporation filed an election with the Federal Reserve Board and became a financial holding company.
     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency and through First Insurance Agency V. I., Inc., a subsidiary of FirstBank.
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
     Under SOA, longer prison terms may apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a corporation or its officers is extended; and bonuses and other equity-based compensation received by the Chief Executive Officer and Chief Financial Officer prior to restatement of a corporation’s financial statements are now subject to disgorgement if such restatement was due to misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to corporations’ executives and directors (other than loans by financial institutions permitted by federal rules or regulations) are prohibited. In addition, as a result of the legislation, public companies must make certain disclosures on an accelerated basis and directors and executive officers must report changes in ownership in a corporation’s securities within two business days of the change.
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
     SOA also has provisions relating to inclusion of management’s assessment of internal control over financial reporting in the annual report on Form 10-K. The law also requires the corporation’s independent registered public accounting firm that issues the audit report to attest to and report on the effectiveness of internal control over financial reporting. Since the 2004 Annual Report on Form 10-K, the Corporation has included its management’s assessment regarding the effectiveness of the Corporation’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. As of December 31, 2007, First BanCorp’s management concluded that its internal control over financial reporting was effective based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Corporation’s independent registered public accounting firm reached the same conclusion.
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

Privacy Policies
     Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with parties at the customer’s request and establish policies and procedures to protect customer data from unauthorized access. The Corporation and its subsidiaries have adopted policies and procedures in order to comply with the privacy provisions of the Gramm-Leach-Bliley Act and the Fair and accurate Credit Transaction Act of 2003 and the regulations issued thereunder.
State Chartered Non-Member Bank; Federal Savings Bank; Banking Laws and Regulations in General
     FirstBank is subject to extensive regulation and examination by the OCIF and the FDIC, and is subject to certain requirements established by the Federal Reserve Board. FirstBank Florida is a federally regulated savings bank subject to extensive regulation and examination by the OTS, and subject to certain Federal Reserve regulations. The federal and state laws and regulations which are applicable to banks and savings banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks, thrifts and bank holding companies, including FirstBank, FirstBank Florida and the Corporation. However, management is not aware of any current proposals by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of FirstBank, FirstBank Florida or the Corporation.
     As a creditor and financial institution, FirstBank is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation DD (Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act). On December 18, 2007, the Federal Reserve Board proposed for public comment certain changes to Regulation Z (Truth in Lending) to protect consumers from unfair or deceptive home mortgage lending and advertising practices. The proposed regulation would prohibit a lender from engaging in a pattern or practice of lending without considering a borrower’s ability to repay the loans from sources other than the home’s value, and prohibit a lender from making a loan by relying on income or assets that it does not verify. Comments are due on this proposal in March 2008, and regulations could be issued later this year.
     There are periodic examinations by the OCIF and the FDIC of FirstBank and by the OTS of FirstBank Florida to test each bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

     On August 3, 2007, the OTS issued an advance notice of proposed rulemaking under its authority contained in the Federal Trade Commission Act as to unfair or deceptive acts or practices. This new rule would apply only to savings associations, and would likely address the issues that arise in the context of mortgage lending or servicing. The OTS asks whether existing bank regulatory guidance on unfairness or deception, such as the guidelines for residential mortgage lending practices adopted by the Office of the Comptroller of the Currency should be addressed in regulation form. This advance notice could result in additional regulation of credit practices to address a variety of consumer protection issues.
     The U.S. Congress is also considering legislation which would affect mortgage lending in the United States by establishing a national standard as to abusive lending practices, including a minimum standard requiring that borrowers have a reasonable ability to repay the loan. The House of Representatives passed The Mortgage Reform and Anti-Predatory Lending Act of 2007 on November 15, 2007. It is unclear whether legislation in this area will become law.
Dividend Restrictions
     The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Corporation’s net assets in excess of capital or, in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that provides that bank holding companies should generally pay dividends only out of current operating earnings.
     As of December 31, 2007, the principal source of funds for the Corporation is dividends declared and paid by its subsidiary, FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.
     In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.
     In addition, the Consent Order with the Federal Reserve imposes certain restrictions on dividend payments. The Corporation may not pay dividends or other payments without the permission of the Federal Reserve Bank. The Federal Reserve Bank has approved all requests for approval of dividend declarations since the Corporation agreed to the Consent Order.
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
     The Consent Order with the FED imposed some additional restrictions and reporting requirements on the Corporation. Under this Consent Order, the Corporation and its Non-Bank affiliates shall not, directly or indirectly, enter into, participate, or in any other manner engage in any covered transaction with the Subsidiary Banks, except as permitted by section 23A of the Federal Reserve Act; shall not directly or indirectly, enter into, participate, or in any other manner engage in any transaction with any Insider without the prior written approval; and must submit a monthly report summarizing all covered transactions, as defined in section 23A of the Federal Reserve Act, between First BanCorp, the Non-Bank Affiliates, and the Subsidiary Banks.
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
Federal Reserve Board Capital Requirements
     The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock that may be included as Tier I capital, less goodwill and, with certain exceptions, other intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock that is not eligible to be included as Tier I capital, term subordinated debt and intermediate-term preferred stock and, subject to limitations, allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets, which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2007, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.
     The federal banking agencies are currently analyzing regulatory capital requirements as part of an effort to implement the Basel Committee on Banking Supervision’s new capital adequacy framework for large, internationally active banking organizations (Basel II), as well as to update their risk-based capital standards to enhance the risk-sensitivity of the capital charges, to reflect changes in accounting standards and financial markets, and to address competitive equity questions that may be raised by U.S. implementation of the Basel II framework. Accordingly, the federal agencies, including the Federal Reserve Board and the FDIC, are considering several revisions to regulations issued in response to an earlier set of standards published by the Basel Committee in 1988 (Basel I). On September 25, 2006, the banking agencies proposed in a notice of proposal a new risk-based capital adequacy framework under Basel II. The framework is intended to produce risk-based capital requirements that are more risk-sensitive than the existing risk-based capital rules. On February 15, 2007, U.S. banking agencies released proposed supervisory guidance to accompany the September Basel II notice of proposed rulemaking. The guidance includes standards to promote safety and soundness and to encourage the comparability of regulatory capital measures across banks.
     A final rule implementing advanced approaches of Basel II was published jointly by the U.S. banking agencies on December 7, 2007. This rule establishes regulatory capital requirements and supervisory expectations for credit and operational risks for banks that choose or are required to adopt the advanced approaches, and articulates enhanced standards for the supervisory review of capital adequacy for those banks. The final rule retains the three groups of banks identified in the proposed rule: (i) large or internationally active banks that are required to adopt advanced capital approaches under Basel II (core banks); (ii) banks that voluntarily decide to adopt the advance approaches (opt-in banks); and (iii) banks that do not adopt the advanced approaches (general banks), and for which the provisions of the final rule are inapplicable. The final rule also retains the proposed rule definition of a core bank as a bank that meets either of two criteria: (i) consolidated assets of $250 billion or more, or (ii) consolidated total on-balance-sheet foreign exposure of $10 billion or more. Also, a bank is a core bank if it is a subsidiary of a bank or bank holding company that uses advanced approaches. At this moment, the provisions of the final rule are not applicable to the Corporation.
     The agencies expect to publish in the near future a proposed rule that would provide all non-core banks with the option to adopt a standardized approach under Basel II.

FDIC Risk-Based Assessment System
     Under a new rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC placed each institution that it insures in one of four risk categories using a two-step process based first on capital ratios and then on other relevant information (the supervisory group assignment). Beginning in 2007, FDIC insurance premium rates range between 5 and 43 cents per $100 in accessible deposits. The Corporation experienced significant increases in the insurance assessments as a result of this new assessment system. Future charges could increase or decrease depending on the volume of deposits, upward or downward changes in the regulatory ratings given to the institution upon examination results and or changes in the Corporation’s credit ratings.
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
     The regulators require that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, weights used (ranging from 0% to 100%) are based on the risks inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed below under the 3.0% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, mandatorily convertible securities, subordinated debt and intermediate preferred stock and, generally, allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.
     The capital regulations of the FDIC and the OTS establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks from 4.0% to 5.0% or more. Under these regulations, the highest-rated banks are those that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings and, in general, are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.
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
     Failure to meet capital guidelines could subject an insured bank to a variety of prompt corrective actions and enforcement remedies under the FDIA (as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the Riegle Community Development and Regulatory Improvement Act of 1994, including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and certain restrictions on its business. In general terms, undercapitalized depository institutions are prohibited from making any capital distributions (including dividends), are subject to restrictions on borrowing from the Federal Reserve System, are subject to growth limitations and are required to submit capital restoration plans.
     As of December 31, 2007, FirstBank and FirstBank Florida were well-capitalized. A bank’s capital category, as determined by applying the prompt corrective action provisions of law, however, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations.
     Set forth below are the Corporation’s, FirstBank’s and FirstBank Florida’s capital ratios as of December 31, 2007, based on Federal Reserve, FDIC and OTS guidelines, respectively.

		Banking Subsidiaries
				Well-
			FirstBank	Capitalized
	First BanCorp	FirstBank	Florida	Minimum
As of December 31, 2007
Total capital (Total capital to risk-weighted assets)	13.86%	13.23%	10.92%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.61%	11.98%	10.42%	6.00%
Leverage ratio (1)	9.29%	8.85%	7.79%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida.
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
Ownership and Control
     Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, First BanCorp, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC and the OTS implementing the CBCA are generally similar to those described above.
     The Puerto Rico Banking Law requires the approval of the OCIF for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law.”
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
Brokered Deposits
     FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2007, FirstBank was a well-capitalized institution and was therefore not subject to these limitations on brokered deposits.

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
     The Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; subject to certain limitations, and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico. The revised classification of the mortgage-related transactions as secured commercial loans to local financial institutions included in the Corporation’s restatement of previously issued financial statements (Form 10-K/A 2004), caused the mortgage-related transactions to be treated as two secured commercial loans in excess of the lending limitations imposed by the Banking Law. In this regard, FirstBank received a ruling from the Commissioner that results in FirstBank being considered in continued compliance with the lending limitations. The Puerto Rico Banking Law authorizes the Commissioner to determine other components which may be considered for purposes of establishing its lending limit, which components may lay outside the traditional elements mentioned in Section 17. After consideration of other components, the Commissioner authorized the Corporation to retain the secured loans to Doral and R&G as it believed that these loans were secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Puerto Rico Banking Law.
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
International Banking Act of Puerto Rico (“IBE Act”)
     The business and operations of First BanCorp IBE, FirstBank IBE and FirstBank Overseas Corporation are subject to supervision and regulation by the Commissioner. Under the IBE Act, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.
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
     The Corporation has maintained an effective tax rate lower than the maximum statutory tax rate of 39% as of December 31, 2007, mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with income from the IBE units of the Corporation and the Bank and the Bank’s subsidiary, FirstBank Overseas Corporation. The IBE, and FirstBank Overseas Corporation were created under the IBE Act, which provides for Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Pursuant to the provisions of Act No. 13 of January 8, 2004, the IBE Act was amended to impose income tax at regular rates on IBEs that operate as units of a bank, to the extent that the IBEs net income exceeds 25% of the bank’s total net taxable income (including net income generated by the IBE unit) for taxable years that commenced on July 1, 2005, and thereafter. These amendments apply only to IBEs that operate as units of a bank; they do not impose income tax on an IBE that operates as a subsidiary of a bank.
     Act 41 of August 1, 2005 amended the Code by imposing a temporary additional tax of 2.5% on net taxable income for all corporations. This temporary tax effectively increased the statutory tax rate from 39% to 41.5%. The Act became effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006 and therefore was effective for the 2005 and 2006 taxable years with a retroactive effect to January 1, 2005.
     Act 89 of May 13, 2006 amended the Puerto Rico Internal Revenue Code by imposing a 2% additional income tax on income subject to regular taxes of all corporations operating pursuant to Act 55 of 1933 (The Puerto Rico Banking Act). Act 89 was effective for the taxable year that commenced after December 31, 2005 and on or before December 31, 2006 and, therefore, increased the statutory tax for the 2006 taxable year to 43.5%. The statutory tax reverted to 39% for taxable years commencing after December 31, 2006.
United States Income Taxes
     The Corporation is also subject to federal income tax on its income from sources within the United States and on any item of income that is, or is considered to be, effectively connected with the active conduct of a trade or business within the United States. The U.S. Internal Revenue Code provides for tax exemption of portfolio interest received by a foreign corporation from sources within the United States; therefore, the Corporation is not subject to federal income tax on certain U.S. investments which qualify under the term “portfolio interest”.
Insurance Operations Regulation
     FirstBank Insurance Agency is registered as an insurance agency with the Insurance Commissioner of Puerto Rico and is subject to regulations issued by the Insurance Commissioner relating to, among other things, licensing of employees, sales, solicitation and advertising practices, and to the FED as to certain consumer protection provisions mandated by the Gramm-Leach-Bliley Act and its implementing regulations.
Community Reinvestment
     Under the Community Reinvestment Act (“CRA”), federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low- and moderate-income residents, consistent with their safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and take such record and rating into account in their evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank and FirstBank Florida received a “satisfactory” CRA rating in their most recent examinations by the FDIC and the OTS, respectively.
Mortgage Banking Operations
     FirstBank is subject to the rules and regulations of the FHA, VA, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products.
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
Recent Legislation
     Refer to “Recent Significant Events – Recent Puerto Rico Legislation” above for information regarding significant legislation approved during 2007 that may have an effect in the Corporation’s operations and financial results.
Item 1A. Risk Factors
     Certain risk factors that may affect the Corporation’s future results of operations are discussed below.
Risks Relating to the Corporation’s Business
Banking regulators could take adverse action against the Corporation
     The Corporation is subject to supervision and regulation by the FED. The Corporation is a bank holding company that qualifies as a financial holding corporation. As such, the Corporation is permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. To continue to qualify as a financial holding corporation, each of the Corporation’s banking subsidiaries must continue to qualify as “well-capitalized” and “well-managed.” As of December 31, 2007, the Corporation and its banking subsidiaries continue to satisfy all applicable capital guidelines. This, however, does not prevent banking regulators from taking adverse actions against the Corporation as a result of the Consent Order or related internal control matters. If the Corporation were not to continue to qualify as a financial holding corporation, it might be required to discontinue certain activities and may be prohibited from engaging in new activities without prior regulatory approval.
     The FED, in the performance of its supervisory and enforcement duties, has significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. Failure of the Corporation to remain in compliance with the terms of the Consent Order could result in the imposition of additional cease and desist orders and/or in money penalties.
Downgrades in the Corporation’s credit ratings could potentially increase the cost of borrowing funds
     The credit ratings of the Corporation and First Bank and their outstanding securities are subject to downgrades as a result of, among other things, their results and operations. For example, following the Corporation’s announcement on October 21, 2005 that the SEC had issued a formal order of investigation, the major rating agencies downgraded the Corporation’s and FirstBank’s ratings in a series of actions. In response to this announcement, Fitch Ratings, Ltd. lowered the Corporation’s long-term senior debt rating from BBB- to BB and placed the rating on negative outlook after removing it from Rating Watch Negative. Standard & Poors lowered the long-term senior debt and counterparty rating of FirstBank from BBB- to BB+ and placed the rating on stable outlook after removing it from Credit Watch with negative implications and Moody’s Investor Service lowered FirstBank’s long-term senior debt rating from Baa3 to Ba1 and placed the rating on negative outlook. Any future downgrades may adversely affect the Corporation’s and FirstBank’s ability to access capital and result in more stringent covenants and higher interest rates under the terms of any future indebtedness.
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
     From 2004 to 2007, increases in interest rates negatively affected the following areas of the Corporation’s business:
•	The net interest income;

•	The value of owned securities, including interest rate swaps; and

•	the volume of loans originated, particularly mortgage loans.
Increases in interest rates may reduce net interest income
     Increases in short-term interest rates may reduce net interest income, which is the principal component of the Corporation’s earnings. Net interest income is the difference between the amount received by the Corporation on its interest-earning assets and the interest paid by the Corporation on its interest-bearing liabilities. When interest rates rise, the Corporation must pay more in interest on its liabilities while the interest earned on its assets does not rise as quickly. This may cause the Corporation’s profits to decrease. This adverse impact on earnings is greater when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term rates.

Increases in interest rates may reduce the value of holdings of securities
     Fixed-rate securities entered into by the Corporation are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss, (e.g., the identification of other-than-temporary impairment on its available for sale or held to maturity investments portfolio) thereby potentially affecting adversely the results of operations.
Increases in interest rates may reduce demand for mortgage and other loans
     Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact the Corporation’s profits by reducing the amount of loan origination income.
Decreases in interest rates may increase the exercise of embedded calls in the investment securities portfolio
     Future net interest income could be affected by the Corporation’s holding of callable securities. The recent drop in the long end of the yield curve has the effect of increasing the probability of the exercise of embedded calls in the approximately $2.1 billion U.S. Agency securities portfolio that if substituted with new lower-yield investments may negatively impact the Corporation’s interest income.
Decreases in interest rates may reduce net interest income due to the current unprecedented re-pricing mismatch of assets and liabilities tied to short-term interest rates (Basis Risk)
     Basis risk occurs when market rates for different financial instruments, or the indices used to price assets and liabilities, change at different times or by different amounts. Recent liquidity pressures affecting the U.S. financial markets have caused a wider than historical spread between brokered CDs costs and LIBOR rates for similar terms. This in turn, is preventing the Corporation from capturing the full benefit of recent drops in interest rates as the Corporation’s loan portfolio funded by LIBOR-based brokered CDs continues to maintain the same historical spread to short-term LIBOR rates. To the extent that such pressures fail to subside in the near future, the margin between the Corporation’s LIBOR-based assets and LIBOR-based liabilities may compress and adversely affect net interest income.
The Corporation is subject to default risk on loans, which may adversely affect its results
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans it originates. The Corporation establishes a provision for loan losses, which leads to reductions in its income from operations, in order to maintain its allowance for inherent loan losses at a level which its management deems to be appropriate based upon an assessment of the quality of its loan portfolio. Although the Corporation’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of inherent loan losses or that the Corporation will not have to increase its provision for loan losses in the future as a result of future increases in non performing loans or for other reasons beyond its control. Any such increases in the Corporation’s provision for loan losses or any loan losses in excess of its provision for loan losses would have an adverse effect on the Corporation’s future financial condition and results of operations. Given the difficulties of the Corporation’s largest borrowers, Doral and R&G Financial, the Corporation can give no assurance that these borrowers will continue to repay their secured loans on a timely basis or that the Corporation will continue to be able to accurately assess any risk of loss from the loans to these financial institutions.
The Corporation is subject to greater credit risk with respect to its portfolio of construction and commercial loans
      The Corporation invests in construction loans and mortgage loans secured by income-producing residential buildings and commercial properties through its banking subsidiaries. These loans are subject to greater credit risk than consumer and residential mortgage loans. These types of loans involve greater credit risk than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. The properties securing these loans are also harder to dispose of in foreclosure.
Changes in collateral valuation for properties located in stagnant or distressed economies may require increased reserves
     Substantially all of the loan portfolio of the Corporation is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands or the U.S. mainland, the performance of the Corporation’s loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific area real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven not by demand but more by the purchasing power of the consumers and general economic conditions. In South Florida we are seeing the negative impact associated with low absorption rates and property value adjustments due to overbuilding. A significant decline in collateral valuations for collateral dependent loans may require increases in the Corporation’s specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on the Corporation’s future financial condition and results of operations.
The Corporation’s business concentration in Puerto Rico imposes risks
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. The Corporation’s financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political or economic developments, natural disasters, etc., could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, and reduce the value of the Corporation’s loans and loan servicing portfolio.
     These factors could materially and adversely affect the Corporation’s financial condition and results of operations. The Corporation had substantial secured loans to two local financial institutions, Doral and R&G, in the aggregate amount of $624.6 million and $932.0 million as of December 31, 2007 and 2006, respectively.
First BanCorp’s credit quality may be adversely affected by Puerto Rico’s current economic condition
      Beginning in 2005 and continuing through 2007, a number of key economic indicators suggested that the economy of Puerto Rico was slowing down.
     Construction remained weak during 2007, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. During the period from January to November of the calendar year 2007, cement production, a real indicator of construction activity, declined by 11.7% as compared to the same period in 2006. As of September 2007, exports decreased by 11.7%, while imports decreased by 8.9%, a negative trade, which continues since the first negative trade balance of the last decade was registered in November 2006. Tourism activity has also declined during fiscal year 2007. Total hotel registrations for the fiscal year 2007 declined 5.1 % as compared to the fiscal year 2006. During 2007 new vehicle sales decreased by 13%, the lowest since 1993. In 2007, average employment declined by 1.27% while the average number of unemployed increased by 3.30%; the unemployment rate increased to 11.2% when compared to the December 2006 unemployment rate of 10.2%.
     In general, the Puerto Rico economy continued its trend of decreasing growth, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
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
     In May 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and put the credit on “watch list” for possible further downgrades. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated below investment grade at Ba1. Moody’s commented that this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Standard & Poor’s Rating Services still rates the Government’s general obligations two notches above junk at BBB, and the Commonwealth’s appropriation bonds and some of the subordinated revenue bonds BBB-, still investment-grade rated.
     In July 2006, S&P and Moody’s affirmed their credit ratings on the Commonwealth debt, and removed the debt from their respective watch lists, thus reducing the probability of a downgrade in the near future. These actions resulted after the Government approved the budget for the 2007 fiscal year, which runs from July 2006 through June 2007 and included the establishment of a new sales tax. Revenues from the sales tax are to be dedicated primarily to fund the government’s operating expenses, and, to a lesser extent, to repay government debt and fund local municipal governments.
     Both rating agencies maintained the negative outlook for the Puerto Rico general obligation bonds. Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank of Puerto Rico will be key determinants of future rating improvement and restoration of a stable long-term outlook. A repeat of an impasse on future fiscal year Commonwealth budget agreements could result in negative ratings actions from the rating agencies.
     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the fallout from the recent budgetary crisis and a possible ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations.
A prolonged economic slowdown or the decline in the real estate market in the U.S. mainland could harm the results of operations
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline and this trend could also reduce the level of mortgage loans the Corporation may produce in the future and adversely impact our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past eighteen months, residential real estate values in many areas of the U.S. mainland have decreased greatly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.
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
Changes in regulations and legislation could have a financial impact on First BanCorp
     As a financial institution, the Corporation is subject to the legislative and rulemaking authority of various regulatory and legislative bodies. Any change in regulations and/or legislation, whether in the United States or Puerto Rico, could have a financial impact on the results of operations of the Corporation.

Controversy surrounding parcels of land underlying a significant construction loan of the Corporation, Paseo Caribe, could have a significant effect on the Corporation’s results of operations
-	Litigation in connection with the Opinion of the Secretary of Justice of Puerto Rico
     The Corporation announced in a press release dated December 11, 2007, that the Secretary of Justice of Puerto Rico issued an opinion stating that various of the parcels of land upon which construction of the Paseo Caribe project is being conducted are of public domain and therefore not eligible for sale to private parties. The Corporation had further stated that, as a result of this opinion, First BanCorp (through its banking subsidiary FirstBank) had filed a declaratory judgment lawsuit in San Juan Superior Court requesting that the court declare that the tracts of land in question never constituted public domain property. After the filing of this action the Superior Court has held two hearings in which it has heard oral arguments and received briefs and evidence from all parties involved, including First BanCorp, the Department of Justice, the Paseo Caribe developer, the Hotel Development Corporation and Hilton Hotels. On February 8, 2008 the San Juan Superior Court issued its judgment ruling that the properties in question are not of public domain but legally belong to Paseo Caribe. This judgment will be followed by an appellate process until the Supreme Court of Puerto Rico, the court of last result in Puerto Rico, renders its final adjudications on this matter. The Corporation intends to pursue certain legal processes in order to expedite the final resolution of this matter by the Supreme Court of Puerto Rico.
     In terms of the construction, following the December 11, 2007 decision by the Secretary of Justice, the Regulations and Permits Board ("ARPE") issued a 60 days temporary suspension of the constuction permits. The temporary suspension of the construction permits expired on February 26, 2008, but upon such expiration ARPE followed with another order extending the suspension of the permits for an additional 60 days. On February 28, 2008, the Puerto Rico Supreme Court revoked ARPE's determination thus allowing the continuation of the construction of the Paseo Caribe project.
-	Details on the Financing of the Project
     The Corporation has approximately $114 million of financing outstanding with Paseo Caribe allocated to the various construction and development phases within the overall project. As it relates to the parcels of land that the Secretary of Justice deems of public domain, the amount of loans outstanding is approximately $47 million. The loans are current as of the date of the filing of this Annual Report on Form 10-K. Additionally, the mortgage liens on the tracts of land securing the Corporation’s loans are insured with title insurance policies purchased at the time of the closing of the financing. The title insurance covers any defect in title that includes title to the property being vested differently than stated in the policy, the title becoming non-marketable, or the invalidity or enforceability of the mortgage lien.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2007, First BanCorp owned the following three main offices located in Puerto Rico:
     Main offices:
-	Headquarters – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking lot and an adjacent parking lot are owned by the Corporation.

-	EDP & Operations Center – A five-story structure located at 1506 Ponce de León Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

-	Consumer Lending Center – A three-story building with a three-level parking lot located at 876 Muñoz Rivera Avenue, corner Jesús T. Piñero Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation. In addition, during 2006, First BanCorp purchased the following office located in Puerto Rico:
     In addition, during 2006, First BanCorp purchased a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities are being remodeled and expanded to accommodate branch operations, data processing, administrative and certain headquarter offices. FirstBank expects to commence occupancy as soon as practicable but not earlier than 2009.
     In addition, the Corporation owned 29 branch and office premises and auto lots and leased 172 branch premises, loan and office centers and other facilities. All of these premises are located in Puerto Rico, Florida and in the U.S. and British Virgin Islands. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.
Item 3. Legal Proceedings
     During 2007, the Corporation continued to be subject to various legal proceedings, including regulatory investigations and civil litigation, as a result of the restatement of the 2004 financial information. For information on these proceedings, please refer to Note 32 to the audited financial statements included in Item 8, Financial Statements and Supplementary data, of this Annual Report on Form 10-K and to “Recent Significant Events,” above.
     Additionally, the Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of the Corporation’s management, except as described in Note 32 to the audited financial statements included in Item 8, Financial Statements and Supplementary data, of this Annual Report on Form 10-K and in “Recent Significant Events”, above, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
     First BanCorp held its annual meeting of stockholders on October 31, 2007. The proposals submitted to the meeting and the results of the voting thereon were reported under Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and are incorporated herein by reference.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Holders Information
     The Corporation’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol FBP. On December 31, 2007, there were 520 holders of record of the Corporation’s common stock.
     The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Corporation’s common stock during such periods. This table reflects the effect of the June 2005 two-for-one stock split on the Corporation’s outstanding shares of common stock as of June 15, 2005.

				Dividends
Quarter ended	High	Low	Last	Per Share
2007:
December	$10.16	$6.15	$7.29	$0.07
September	11.06	8.62	9.50	0.07
June	13.64	10.99	10.99	0.07
March	13.52	9.08	13.26	0.07

2006:
December	$10.79	$9.39	$9.53	$0.07
September	11.15	8.66	11.06	0.07
June	12.22	8.90	9.30	0.07
March	13.15	12.20	12.36	0.07

2005:
December	$15.56	$10.61	$12.41	$0.07
September	26.07	16.50	16.92	0.07
June	21.31	17.31	20.08	0.07
March	32.26	20.78	21.13	0.07
     First BanCorp has five outstanding series of non convertible preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share); 8.35% non-cumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share); 7.40% non-cumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share); 7.25% non-cumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share,); and 7.00% non-cumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively “Preferred Stock”), which trade on the NYSE.
     The Series A, B, C, D, and E Preferred Stock rank on parity with respect to dividend rights and rights upon liquidation, winding up or dissolution. Holders of each series of preferred stock will be entitled to receive cash dividends, when, and if declared by the board of directors of First BanCorp out of funds legally available for dividends.
     The terms of the Corporation’s preferred stock do not permit the Corporation to declare, set apart or pay any dividend or make any other distribution of assets on, or redeem, purchase, set apart or otherwise acquire shares of common stock or of any other class of stock of First BanCorp ranking junior to the preferred stock, unless all accrued and unpaid dividends on the preferred stock and any parity stock, for the twelve monthly dividend periods ending on the immediately preceding dividend payment date, shall have been paid or are paid contemporaneously; the full monthly dividend on the preferred stock and any parity stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment; and the Corporation has not defaulted in the payment of the redemption price of any shares of the preferred stock and any parity stock called for redemption. If the Corporation is unable to pay in full the dividends on the preferred stock and on any other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the preferred stock and any such other shares of stock will be declared pro rata.
     The Corporation may not issue shares ranking, as to dividend rights or rights on liquidation, winding up and dissolution, senior to the Series A, B, C, D, and E Preferred Stock, except with the consent of the holders of at least two-thirds of the outstanding aggregate liquidation preference of the Series A, B, C, D, and E Preferred Stock.
     Dividends
     The Corporation has a policy of paying quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.07 per share for each quarter of 2007, 2006 and 2005. In terms of the dividend payment, the Corporation is confident, based on internal projections, that it will be able to continue paying the current dividend to the common and preferred shareholders during 2008. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.
     First BanCorp did not purchase any of its equity securities during 2007 or 2006.
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
     For information regarding securities authorized for issuance under First BanCorp’s stock-based compensation plans, refer to Part III, Item 11. Executive Compensation in this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH
     The following Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that First BanCorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under these Acts.
     The graph below compares the cumulative total stockholder return of First BanCorp during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2002 in each of First BanCorp’s common stock, the S&P 500 Index and the Peer Group. The comparison in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp’s common stock.
     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2002, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2007. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.
(Dollars in thousands except for per share data and financial ratios results)

	Year ended December 31,
	2007		2006		2005		2004		2003
Condensed Income Statements:
Total interest income	$1,189,247		$1,288,813		$1,067,590		$690,334		$549,466
Total interest expense	738,231		845,119		635,271		292,853		297,528
Net interest income	451,016		443,694		432,319		397,481		251,938
Provision for loan and lease losses	120,610		74,991		50,644		52,800		55,915
Non-interest income	67,156		31,336		63,077		59,624		106,798
Non-interest expenses	307,843		287,963		315,132		180,480		164,630
Income before income taxes	89,719		112,076		129,620		223,825		138,191
Income tax expense	21,583		27,442		15,016		46,500		18,297
Net income	68,136		84,634		114,604		177,325		119,894
Net income attributable to common stockholders	27,860		44,358		74,328		137,049		89,535
Per Common Share Results (1):
Net income per common share diluted	$0.32		$0.53		$0.90		$1.65		$1.09
Net income per common share basic	$0.32		$0.54		$0.92		$1.70		$1.12
Cash dividends declared	$0.28		$0.28		$0.28		$0.24		$0.22
Average shares outstanding	86,549		82,835		80,847		80,419		79,988
Average shares outstanding diluted	86,866		83,138		82,771		83,010		81,966
Book value per common share	$9.42		$8.16		$8.01		$8.10		$6.54
Balance Sheet Data:
Loans and loans held for sale	$11,799,746		$11,263,980		$12,685,929		$9,697,994		$7,041,055
Allowance for loan and lease losses	190,168		158,296		147,999		141,036		126,378
Money market and investment securities	4,811,413		5,544,183		6,653,924		5,699,201		5,368,123
Total assets	17,186,931		17,390,256		19,917,651		15,637,045		12,679,042
Deposits	11,034,521		11,004,287		12,463,752		7,912,322		6,771,869
Borrowings	4,460,006		4,662,271		5,750,197		6,300,573		4,634,237
Total common equity	871,546		679,453		647,741		654,233		523,722
Total equity	1,421,646		1,229,553		1,197,841		1,204,333		1,073,822
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.40		0.44		0.64		1.30		1.15
Return on Average Total Equity	5.14		7.06		8.98		15.73		13.31
Return on Average Common Equity	3.59		6.85		10.23		23.75		18.21
Average Total Equity to Average Total Assets	7.70		6.25		7.09		8.28		8.64
Dividend payout ratio	88.32		52.50		30.46		14.10		19.66
Efficiency ratio (2)	59.41		60.62		63.61		39.48		45.89
Asset Quality:
Allowance for loan and lease losses to loans receivable	1.61		1.41		1.17		1.46		1.80
Net charge-offs to average loans	0.79		0.55		0.39		0.48		0.66
Provision for loan and lease losses to net charge-offs	1.36	x	1.16	x	1.12	x	1.38	x	1.35	x
Other Information:
Common Stock Price	$7.29		$9.53		$12.41		$31.76		$19.78

(1)	Amounts presented were recalculated, when applicable, to retroactively consider the effect of the June 30, 2005 two-for-one common stock split.

(2)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non- recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp (“the Corporation” or “First BanCorp”) and should be read in conjunction with the audited financial statements and the notes thereto.
DESCRIPTION OF BUSINESS
     First BanCorp and subsidiaries is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”), Ponce General Corporation (the holding company of FirstBank Florida), Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands and the State of Florida (USA) specializing in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, vehicle rental, insurance agency services and international banking.
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

OVERVIEW OF RESULTS OF OPERATIONS
     Net income for the year ended December 31, 2007 amounted to $68.1 million or $0.32 per diluted common share, compared to $84.6 million or $0.53 per diluted common share for 2006 and $114.6 million or $0.90 per diluted common share for 2005.
     The Corporation’s financial performance for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was principally impacted by the following factors: (1) a higher provision for loan and lease losses, which increased by $45.6 million to $120.6 million for year 2007 from $75.0 million a year ago, driven by increases in the provisions related to the construction loan portfolio of the Corporation’s loan agency in Florida (the “Miami Agency”) and increases in the general reserves allocated to the consumer loan portfolio, (2) a decrease in core net interest income, which on an adjusted tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below) decreased 10% for 2007 as compared to the previous year from $529.9 million to $475.4 million as a result of the continued pressure of the flattening of the yield curve and the decrease in the average volume of interest earning assets, and (3) higher non-interest expenses, which increased by $19.9 million from $288.0 million for 2006 to $307.8 million for the year ended December 31, 2007, resulting primarily from increases in employees’ compensation and benefits expense and the deposit insurance premium expense. These factors were partially offset by lower non-cash losses resulting from the valuation of derivative instruments and financial instruments, in particular the negative impact in 2006 financial results of the $69.7 million unrealized loss related to changes in the fair value of derivative instruments prior to the implementation of the long-haul method of accounting on April 3, 2006. Furthermore, financial results for 2007 were positively impacted by: (1) income of approximately $15.1 million recognized during 2007 from an agreement reached with insurance carriers and former executives for indemnity of expenses related to the settlement of the class action lawsuit brought against the Corporation (2) a decrease of $9.3 million in other-than-temporary impairment charges, as compared to 2006, related to equity securities (3) the fluctuation resulting from gains and losses recorded on partial repayments of certain secured commercial loans extended to local financial institutions, and (4) lower professional fees expenses due to the conclusion during 2006 of the Audit Committee’s internal investigation that led to the restatement process of the 2004 financial statements. The following table summarizes the effect of the aforementioned factors and other factors that significantly impacted financial results in previous years on net income attributable to common stockholders and earnings per common share for the last three years:

	Year ended December 31,
	2007		2006		2005
In thousands, except per common share amounts	Dollars	Per share	Dollars	Per share	Dollars	Per share
Net income attributable to common stockholders for prior year	$44,358	$0.53	$74,328	$0.90	$137,049	$1.65
Increase (decrease) from changes in:
Net interest income	7,322	0.09	11,375	0.14	34,838	0.42
Provision for loan losses	(45,619)	(0.55)	(24,347)	(0.29)	2,156	0.03
Net gain (loss) on investments and impairments	5,468	0.06	(20,533)	(0.25)	2,882	0.03
Gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	13,137	0.16	(10,640)	(0.13)	—	—
Gain on sale of credit card portfolio	2,319	0.03	500	0.01	(5,533)	(0.07)
Insurance reimbursement and other agreements related to a contingency settlement	15,075	0.18	—	—	—	—
Other non-interest income	(179)	(0.00)	(1,068)	(0.01)	6,104	0.08
Employees’ compensation and benefits	(12,840)	(0.15)	(25,445)	(0.31)	(19,638)	(0.24)
Professional fees	11,344	0.13	(18,708)	(0.23)	(9,222)	(0.11)
Deposit insurance premium	(5,073)	(0.06)	(366)	(0.00)	(269)	(0.00)
Provision for contingencies	—	—	82,750	1.00	(82,750)	(1.00)
All other operating expenses	(13,311)	(0.16)	(11,062)	(0.14)	(22,773)	(0.27)
Income tax provision	5,859	0.07	(12,426)	(0.15)	31,484	0.38

Net income before preferred stock dividends and change in average common shares	27,860	0.33	44,358	0.54	74,328	0.90
Change in average common shares	—	(0.01)	—	(0.01)	—	—

Net income attributable to common stockholders	$27,860	$0.32	$44,358	$0.53	$74,328	$0.90

•	Net income for the year ended December 31, 2007 was $68.1 million compared to $84.6 million and $114.6 million for the years ended December 31, 2006 and 2005, respectively.

•	Diluted earnings per common share for the year ended December 31, 2007 amounted to $0.32 compared to $0.53 and $0.90 for the years ended December 31, 2006 and 2005, respectively.

•	Net interest income for the year ended December 31, 2007 was $451.0 million compared to $443.7 million and $432.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2007 was principally due to the effect in the financial results of years 2006 and 2005 of unrealized losses related to changes in the fair value of derivative instruments prior to the implementation of the long-haul method of accounting on April 3, 2006. Previous to the second quarter of 2006, the Corporation recorded changes in the fair value of derivative instruments as non-hedging instruments through operations as part of interest expense. The adoption of fair value hedge accounting in the second quarter of 2006 and the adoption of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in 2007 reduced the accounting volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. The mark-to-market valuation changes for the year ended December 31, 2007 amounted to a net non-cash loss of $9.1 million, compared to net non-cash losses of $58.2 million and $73.4 million for 2006 and 2005, respectively.

Net interest income on an adjusted tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below) decreased 10% for 2007, as compared to 2006, (from $529.9 million in 2006 to $475.4 million in 2007) and 7% for 2006, as compared to 2005 (from $566.9 million in 2005 to $529.9 million in 2006). Adjusted tax equivalent net interest income excludes the effect of mark-to-market valuation changes on derivative instruments and financial liabilities measured at fair value and includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. The decrease in adjusted tax equivalent net interest income in 2007, as compared to 2006, was mainly driven by the continued pressure of the flattening of the yield curve during most of 2007 and the decrease in the average volume of interest earning assets primarily attributed to the repayment of approximately $2.4 billion received from a local financial institution reducing the balance of its secured commercial loan with the Corporation during the latter part of the second quarter of 2006.

Notwithstanding the decrease in net interest income on an adjusted tax equivalent basis in absolute terms, the Corporation has been able to maintain its net interest margin at a relatively stable level. Net interest margin for the year ended December 31, 2007 was 2.83%, compared to 2.84% for the previous year reflecting the effect of the Corporation’s decision to deleverage its balance sheet primarily by the repayment of high-cost borrowings with the proceeds from the sale of lower yielding securities as well as the effect of the steepened yield curve during the last quarter of 2007. During the second half of 2007 the Corporation sold approximately $556 million and $400 million of low-yield mortgage-backed securities and U.S. Treasury investments, respectively, and used the proceeds in part to pay down high cost borrowings as they matured. The Corporation reinvested approximately $566 million in higher yielding U.S. Agency mortgage-backed securities. Also, the Corporation was able to mitigate in part the pressure of the sustained flatness of the yield curve during most of 2007 by the redemption of its $150 million medium-term note which carried a cost higher than the overall cost of funding.

The decrease in adjusted tax equivalent net interest income for 2006, as compared to 2005, was mainly driven by the reduction in the net interest margin, which on an adjusted tax equivalent basis decreased by 39 basis points due to the flattening of the yield curve, and fluctuations in net interest incurred on interest rate swaps. The decrease in net interest margin for 2006 as compared to 2005 was also attributable to the above noted payment of $2.4 billion received from a local financial institution during the second quarter of 2006 that significantly reduced its secured commercial loan with the Corporation. Proceeds from the repayment were invested temporarily in short-term investments, reducing the Corporation’s average yield on interest-earning assets. The decrease in the interest margin for 2006, as compared to 2005, was partially offset by the increase in the average volume of interest-earning assets of $1.1 billion attributable to the growth in the construction and residential loan portfolios as well as short-term investments.

The increase in short-term rates during 2007 and 2006 resulted in a change in net interest settlement payments included as part of interest expense. For 2007, the net settlement payments on interest rate swaps resulted in charges to interest expense of $12.3 million compared to $8.9 million for 2006 and net interest realized of $71.7 million recognized as a reduction to interest expense in 2005, as the rates paid under the variable leg of the swaps exceeded the rates received during 2007 and 2006.

•	The provision for loan and lease losses for the year 2007 was $120.6 million compared to $75.0 million and $50.6 million for the years 2006 and 2005, respectively. The increase in the Corporation’s provision for 2007 was due to a deterioration in the credit quality of the Corporation’s loan portfolio which is associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. These conditions resulted in higher net charge-offs relating to Puerto Rico consumer loans as well as commercial and construction loans, representing an increase of $6.9 million and $8.7 million, respectively, as compared to 2006 and higher provisions allocated to the Corporation’s construction loan portfolio originated by the Miami Agency. During the second half of 2007, the Corporation recorded a specific reserve of $8.1 million on four construction condominium-conversion loans (“condo conversion” loans) with an aggregate principal balance at the date of the evaluation of $60.5 million extended to a single borrower through the Miami Agency based on an updated impairment analysis that incorporated new appraisals. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

The above mentioned troubled relationship in the Miami Agency comprised four condo conversion loans that the Corporation had placed in non-accrual status during the second and third quarters of 2007. For the third quarter of 2007, the Corporation updated the impairment analysis on the relationship and requested new appraisals that reflected collateral deficiency as compared to the Corporation’s recorded investment in the loans. The aggregate unpaid principal balance of the relationship classified as non-accrual decreased to $46.4 million as of December 31, 2007, net of a charge-off of $3.3 million recorded to this relationship in the fourth quarter of 2007. The charge-off was recorded at the time of sale of one of the loans in the relationship with an outstanding principal balance of $14.1 million at the time of sale. This sale was made at a price of $10.8 million, which exceeded the recorded investment in the loan (loan receivable less specific reserve) by approximately $1 million. The Corporation continues to work on different alternatives to decrease the recorded investment in the non-accruing relationship on the Miami Agency.

The Corporation maintains a constant monitoring of the Miami Agency portfolio. Recent loan reviews showed that the Miami Agency construction loan portfolio has an added susceptibility to current general market conditions and real estate trends in the U.S. market due to the oversupply of available property inventory and downward price pressures. Based on these factors and a detailed review of the portfolio, the Corporation determined it was prudent to increase general provisions allocated to this portfolio.

The increase in the provision during 2006, as compared to 2005, principally reflects growth in the Corporation’s commercial, excluding loans to local financial institutions, and consumer portfolios, and increasing trends in non-performing loans experienced during 2006 as compared to 2005. The Corporation’s net charge-offs and non-performing loans were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico has been in the midst of a recession since the third quarter of 2005. The slowdown in activity is the result of, among other things, higher utility prices, higher taxes, governmental budget imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.

•	Non-interest income for the year ended December 31, 2007 was $67.2 million compared to $31.3 million and $63.1 million for the years ended December 31, 2006 and 2005, respectively. The increase in non-interest income in 2007, compared to 2006, was mainly attributable to the income recognition of approximately $15.1 million for indemnity of expenses, mainly from insurance carriers, related to the settlement of the class action lawsuit brought against the Corporation, a decrease of $9.3 million in other-than-temporary impairment charges related to the Corporation’s equity securities portfolio, the fluctuation resulting from gains and losses recorded on partial repayments of certain secured commercial loans extended to local financial institutions (a gain of $2.5 million recorded in 2007 compared to a loss of $10.6 million recorded in 2006), a higher gain on the sale of its credit card portfolio (a gain of $2.8 million recorded in 2007 compared to $0.5 million recorded in 2006) pursuant to a strategic alliance reached with a U.S. financial institution and higher income from service charges on loans (an increase of $0.9 million or 16% as compared to 2006) due to the increase in the loan portfolio volume driven by new originations.

The decrease in non-interest income in 2006, compared to 2005, was mainly attributable to the aforementioned $10.6 million loss recorded in 2006 on the partial extinguishment of a secured commercial loan extended to Doral Financial Corporation (“Doral”), an increase in other-than-temporary impairment charges of $6.9 million in the Corporation’s investment portfolio and lower gains on the sale of investments of $13.7 million. These negative variances were partially offset by increases of $1.8 million in commission income from the Corporation’s insurance business and $1.3 million in service charges on deposit accounts and loans.

•	Non-interest expense for 2007 was $307.8 million compared to $288.0 million and $315.1 million for the years 2006 and 2005, respectively. The increase in non-interest expenses for 2007, as compared to 2006, was mainly due to a $12.8 million increase in employees’ compensation and benefits expense primarily due to increases in the average compensation and related fringe benefits paid to employees, coupled with the accrual of approximately $3.3 million for a voluntary separation program established by the Corporation as part of its cost saving strategies, a $5.1 million increase in the deposit insurance premium expense resulting from changes in the premium calculation by the Federal Deposit Insurance Corporation (“FDIC”) effective in 2007, a $4.5 million increase in occupancy and equipment expenses mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices and an increase of $6.4 million in other operating expenses primarily attributable to a $3.3 million increase related to costs associated with capital raising efforts in 2007 not qualifying for capitalization coupled with increased costs associated with foreclosure actions on the aforementioned loan relationship at the Miami Agency. These factors were partially offset by an $11.3 million decrease in professional fees attributable to the conclusion during 2006 of the Audit Committee’s review and the restatement process.

The decrease in non-interest expense for 2006 compared to 2005 was mainly due to the accruals in 2005 of $74.25 million and $8.5 million recorded in connection with potential settlements of the class action lawsuits and Securities and Exchange Commission (“SEC”) investigation, respectively, as a result of the Corporation’s restatement. Excluding these accruals, non-interest expense during 2006 increased by $55.6 million compared to 2005 mainly due to increases of $25.4 million in employees’ compensation and benefits, $6.9 million in occupancy and equipment and $14.6 million in professional fees due to legal, accounting and consulting fees associated with the internal review conducted by the Corporation’s Audit Committee as a result of the restatement announcement and other related legal and regulatory matters.

•	Income tax expense for the year ended December 31, 2007 was $21.6 million (or 24% of pre-tax earnings) compared to $27.4 million (or 24% of pre-tax earnings) and $15.0 million (or 12% of pre-tax earnings) for the years ended December 31, 2006 and 2005, respectively. The decrease in income tax expense in 2007 as compared to 2006 was primarily due to a lower taxable income coupled with the effect of a lower statutory tax rate in Puerto Rico for 2007 (39% in 2007 compared to 43.5% in 2006).

The increase in income tax expense in 2006 as compared to 2005 was primarily due to the recognition of deferred tax benefits of $28.5 million in 2005 related to the potential class action lawsuit settlement that was partially offset by a decrease in the current income tax provision due to lower taxable income. The decrease in current income tax provision for 2006 compared to 2005 was mainly due to a decrease in taxable income partially offset by a change in the Corporation’s proportion of exempt and taxable income coupled with an increase in non-qualifying income of the International Banking Entities that under current legislation were taxed at regular rates.

•	Total assets as of December 31, 2007 amounted to $17.2 billion, a reduction of $203.3 million compared to $17.4 billion as of December 31, 2006. The decline was driven from the sale of investment securities and prepayments and maturities of investment securities not reinvested as part of the Corporation’s strategy to deleverage its balance sheet and protect its net interest margin and the use of funds to pay down brokered certificates of deposit (“CDs”) and repurchase agreements as they matured. Furthermore, the Corporation’s deferred tax asset as of December 31, 2007 decreased by $72.0 million as compared to the balance as of December 31, 2006, mainly due to the effect of adoption of SFAS 159 on January 1, 2007 of approximately $58.7 million and a reversal related with the class action settlement paid in 2007.

•	Total liabilities as of December 31, 2007 were $15.8 billion, a reduction of $395.4 million compared to $16.2 billion as of December 31, 2006. The decrease is mainly attributable to decreases in federal funds purchased and securities sold under repurchase agreements consistent with the deleverage of the investment portfolio and to the redemption of the Corporation’s $150 million callable fixed-rate medium-term note during 2007. This was partially offset by an increase in the amount of advances from the FHLB.

•	The Corporation’s stockholders’ equity amounted to $1.4 billion as of December 31, 2007, an increase of $192.1 million compared to the balance as of December 31, 2006. The increase in stockholders’ equity as of December 31, 2007 mainly consists of after-tax adjustments to beginning retained earnings of approximately $91.8 million from the adoption of SFAS 159 and net proceeds of approximately $91.9 million from the issuance to the Bank of Nova Scotia (“Scotiabank”) of 9.250 million shares of common stock in August 2007.

•	Total loan production, including purchases, for the year ended December 31, 2007 was $4.1 billion compared to $4.9 billion and $6.5 billion for the years ended December 31, 2006 and 2005, respectively. The decrease in loan production was mainly due to decreases in the origination of residential real estate and commercial loans. The decrease in mortgage and commercial loan production for 2007 compared to 2006 and 2005 was attributable, among other things, to the slowdown in the Puerto Rico and U.S. housing market and to stricter underwriting standards.

•	Total non-performing loans as of December 31, 2007 was $413.1 million compared to $252.1 million as of December 31, 2006. The increase was mainly attributable to an increase of $94.2 million in our non-performing residential real estate loans (mostly in Puerto Rico), as compared to the balance as of December 31, 2006, and the previously described classification as non-accrual of one loan relationship in the Miami Agency, amounting to approximately $46.4 million as of December 31, 2007, net of a charge-off of $3.3 million recorded to this relationship in the fourth quarter of 2007 . Total non-performing loans of $413.1 million as of December 31, 2007 reflected an increase of only 2% as compared to the balance as of the end of the previous trailing quarter ended on September 30, 2007. The Corporation has already started foreclosure proceedings on the real estate collaterals of the impaired loans relationship from the Miami Agency. The common form of foreclosure in Puerto Rico is judicial foreclosure and in average foreclosure proceedings takes longer than in the United States (non-judicial). In average, foreclosure proceedings in Puerto Rico takes 14 to 20 months in comparison to an average of 5 months in the United States based on HUD’s foreclosure timeframes.

The Corporation may experience additional increases in the volume of its non-performing residential mortgage loan portfolio due to Puerto Rico’s current economic recession. The Corporation started during the third quarter of 2007 a loan loss mitigation program providing homeownership preservation assistance. The Corporation has completed approximately 183 loan modifications, related to residential mortgage loans with an outstanding principal balance of $26.0 million before the modification, that involves changes in one or more of the loan terms to bring a defaulted loan current and provide sustainable affordability.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
     The accounting principles of the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States and to general practices within the banking industry. The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) classification and related values of investment securities; 5) valuation of financial instruments; 6) derivative financial instruments; and 7) income recognition on loans. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently have greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.
Allowance for Loan and Lease Losses
     The Corporation maintains the allowance for loan and lease losses at a level that management considers adequate to absorb losses inherent in the loans and leases portfolio. The adequacy of the allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are individually considered homogeneous and each portfolio is evaluated collectively for impairment. In estimating the allowance for loan and lease losses, management uses historical information about loan and lease losses as well as other factors including the effects on the loan portfolio of current economic indicators and their probable impact on the borrowers, information about trends on charge-offs and non-accrual loans, changes in underwriting policies, risk characteristics relevant to the particular loan category and delinquencies. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million in accordance with the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan.” A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and for certain loans on a spot basis selected by specific characteristics such as delinquency levels and loan-to-value ratios. Should the appraisal show a deficiency, the Corporation records a specific allowance for loan losses related to these loans.
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
     The allowance for loan and lease losses requires significant judgments and estimates. The Corporation establishes the allowance for loan and lease losses based on whether it has classified the loans and leases as loss or probable loss currently inherent in the portfolio. The Corporation establishes an allowance to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan and lease losses is based upon a number of factors including historical loan and leases loss experience that may not represent current conditions inherent in the portfolio. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. The Corporation addresses this risk by actively monitoring the delinquency and default experience and by considering current economic and market conditions. Based on the assessments of current conditions, the

Corporation makes appropriate adjustments to the historically developed assumptions when necessary to adjust historical factors to account for present conditions.
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
Income Taxes
     The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting from the differences in the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution. As of December 31, 2007, there were no open income tax investigations. Information regarding income taxes is included in Note 25 to the Corporation’s audited financial statements.
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
     SFAS 109, “Accounting for Income Taxes,” requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In the third quarter of 2005, the Puerto Rico legislature passed and the governor signed into law a temporary two-year additional surtax of 2.5% applicable to corporations. The surtax was applicable to taxable years after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5% until December 31, 2006. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico signed Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act which resulted in an additional tax provision of $1.7 million for 2006. For 2007 the maximum marginal corporate income tax rate was 39%.

     Act 98 of May 16, 2006, amended the Puerto Rico Internal Revenue Code by imposing a tax of 5% over the 2005 taxable net income applicable to corporations with gross income over $10 million, which was required to be paid July 31, 2006. The Corporation can use the full payment as a tax credit in its income tax return for future years. The prepayment of tax resulted in a disbursement of $7.1 million. No net income tax expense was recorded since the prepayment will be used as a tax credit in future taxable years.
     The Corporation adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adoption of FIN 48 resulted in an increase of $2.6 million to tax reserves with offsetting adjustments to retained earnings. Additionally, in connection with the adoption of FIN 48, the Corporation elected to classify interest and penalties related to unrecognized tax portions as components of income tax expense.
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

Valuation of financial instruments
     The measurement of fair value is fundamental to the Corporation’s presentation of financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments and other financial instruments at fair value. The Corporation holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks. A substantial part of these assets and liabilities is reflected at fair value on the Corporation’s financial statement of condition.
     Effective January 1, 2007, the Corporation elected to early adopt SFAS 157, “Fair Value Measurement.” SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The following is a description of the valuation methodologies used for instruments measured at fair value:
Callable Brokered CDs (Level 2 inputs)
     The fair value of brokered CDs, included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and interest rate swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing as required by SFAS 157.
Medium-Term Notes (Level 2 inputs)
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and interest rate swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing as required by SFAS 157. For the medium-term notes, the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and option.

Investment Securities

     The fair value of investment securities is the market value based on quoted market prices, when available, (Level 1) or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). If listed prices or quotes are not available, fair value is based upon externally developed models that are unobservable inputs due to the limited market activity of the instrument (Level 3), as is the case with certain private label mortgage-backed securities held by the Corporation. Unlike U.S. agency mortgage-backed securities, the fair value of these private label securities cannot be readily determined because they are not actively traded in securities markets. Significant information used for fair value determination is proprietary with regards to specific characteristics such as the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input.

     Private label mortgage-backed securities are collateralized by mortgages on single-family residential properties in the United States. The Corporation derived the fair value for these private label securities based on a market valuation received from a third party. The market valuation is calculated by discounting the estimated net cash flows over the projected life of the pool of underlying assets using prepayment, default and interest rate assumptions that market participants would commonly use for similar mortgage asset classes that are subject to prepayment, credit and interest rate risk.

Derivative Instruments

     The fair value of the derivative instruments is provided by valuation experts and counterparties (Level 2). Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps”, are valued using externally developed models that consider unobservable market parameters (Level 3). Reference caps are used to mainly hedge interest rate risk inherent on private label mortgage-backed securities, thus are tied to the notional amount of the underlying mortgage loans originated in the United States. Significant information used for fair value determination is proprietary with regards to specific characteristics such as the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input.

     The Corporation derived the fair value of reference caps based on a market valuation received from a third party. The valuation model uses Black formula which is a benchmark standard in financial industry. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates used in the model are obtained from Bloomberg L.P. (“Bloomberg”) every day and build zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of caplet is then discounted from each payment date.

     Derivative Financial Instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting under SFAS 133 are reported in current-period earnings as interest income or interest expense depending upon wether an asset or liability is being economically hedged. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in other comprehensive income in the stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). None of the Corporation’s derivative instruments qualified or has been designated as a cash flow hedge.
     Prior to entering into an accounting hedge transaction or designating a hedge, the Corporation formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statements of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation discontinues hedge accounting prospectively when it determines that the derivative is not effective or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability as a yield adjustment.
     The Corporation recognizes unrealized gains and losses arising from any changes in fair value of derivative instruments and hedged items, as applicable, as interest income or interest expense depending upon whether an asset or liability is being hedged.

     The Corporation occasionally purchases or originates financial instruments that contain embedded derivatives. At inception of the financial instrument, the Corporation assesses: (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, it is separated from the host contract and carried at fair value with changes recorded in current period earnings as part of net interest income. Information regarding derivative instruments is included in Note 30 to the Corporation’s audited financial statements.
     Effective January 1, 2007, the Corporation elected to early adopt SFAS 159. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Corporation decided to early adopt SFAS 159 for approximately $4.4 billion, of the callable brokered CDs and approximately $15.4 million of the callable fixed medium-term notes (“SFAS 159 liabilities”), both of which were hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133, for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in the determination to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159, the Corporation no longer amortizes or accretes the basis adjustment for the SFAS 159 liabilities. The basis adjustment amortization or accretion is the reversal of the basis differential between the market value and book value recognized at the inception of fair value hedge accounting as well as change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized the basis adjustment and the changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. SFAS 159 also establishes that the accrued interest should be reported as part of the fair value of the financial instruments elected to be measured at fair value. The impact of the derecognition of the basis adjustment and the unamortized placement fees as of January 1, 2007 resulted in a cumulative after-tax reduction to retained earnings of approximately $23.9 million. This negative charge was included in the total cumulative after-tax increase to retained earnings of $91.8 million that resulted with the adoption of SFAS 159. Refer to Note 27 to the audited consolidated financial statements for required disclosures and further information on the impact of adoption of this accounting pronouncement.
     Prior to the implementation of the long-haul method First BanCorp reflected changes in the fair value of those swaps as well as swaps related to certain loans as non-hedging instruments through operations as part of net interest income.
     Income Recognition on Loans
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
     The Corporation may also classify loans in non-accruing status and recognize revenue only when cash payments are received because of the deterioration in the financial condition of the borrower and payment in full of principal or interest is not expected. In addition, the Corporation started during the third quarter of 2007 a loan loss mitigation program providing homeownership preservation assistance. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.
Recent Accounting Pronouncements
     The Financial Accounting Standards Board (“FASB”) and the SEC have issued the following accounting pronouncements and discussions relevant to the Corporation’s operations:
     On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1 ”), which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, although early application is permitted. The Corporation analyzed the impact of FSP FIN 39-1 on its financial statements considering its portfolio of derivative instruments. As of December 31, 2007, the Corporation has not been able to apply this pronouncement since FSP FIN 39-1 applies only to cash collateral and all of the collateral received or delivered to counterparties for derivative instruments are investment securities.
     In November 2007, the SEC issued Staff Accounting Bulletin No. (“SAB”) 109 “Written Loan Commitments That Are Accounted For At Fair Value Through Earnings Under Generally Accepted Accounting Principles”. This interpretation expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” which provided the prior views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS 133. SAB 109 expresses the current view of the staff that, consistent with the guidance in SFAS 156, “Accounting for Servicing of Financial Assets”, and SFAS 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007. The Corporation is currently evaluating the effect, if any, of the adoption of this interpretation on its Financial Statements, commencing on January 1, 2008.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Corporation is currently evaluating the effect, if any, of the adoption of this statement on its Financial Statements, commencing on January 1, 2009.

     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, including contingent liabilities and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Corporation is currently evaluating the effect, if any, of the adoption of this statement on its Financial Statements.
RESULTS OF OPERATIONS
     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario, the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing and/or maturity mismatch of these assets and liabilities. Refer to “Risk Management — Interest Rate Risk Management” below for additional information on the Corporation’s exposure to interest rate risk. The Corporation’s results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly service charges and fees on loans and deposit accounts), the results of its hedging activities, gains (losses) on investments and gains (losses) on sale of loans, and income taxes.
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the year ended December 31, 2007 was $451.0 million, compared to $443.7 million and $432.3 million for 2006 and 2005, respectively. On a tax equivalent basis and excluding the changes in the fair value of derivative instruments, the ineffective portion resulting from fair value hedge accounting in 2006, the basis adjustment amortization or accretion and unrealized gains and losses on SFAS 159 liabilities, net interest income for the year ended December 31, 2007 was $475.4 million, compared to $529.9 million and $566.9 million for 2006 and 2005, respectively.
     The following tables include a detailed analysis of net interest income. Part I presents average volumes and rates on an adjusted tax equivalent basis and Part II presents, also on an adjusted tax equivalent basis, the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rates), and changes in rate (changes in rate multiplied by old volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.

     For periods after the adoption of fair value hedge accounting and SFAS 159, the net interest income is computed on an adjusted tax equivalent basis by excluding: (1) the change in the fair value of derivative instruments, (2) the ineffective portion of designated hedges, (3) the basis adjustment amortization or accretion and (4) unrealized gains or losses on SFAS 159 liabilities. For periods prior to the adoption of hedge accounting, the net interest income is computed on an adjusted tax equivalent basis by excluding the impact of the change in the fair value of derivatives (refer to explanation below regarding changes in the fair value of derivative instruments).

Part I

		Average volume		Interest Income (1) / expense			Average rate (1)
Year ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005
			(Dollars in thousands)
Earning assets:
Money market investments	$440,598	$1,444,533	$636,114	$22,155	$72,755	$22,191	5.03%	5.04%	3.49%
Government obligations (2)	2,687,013	2,827,196	2,493,725	159,572	170,088	166,724	5.94%	6.02%	6.69%
Mortgage-backed securities	2,296,855	2,540,394	2,738,388	117,383	128,096	152,813	5.11%	5.04%	5.58%
Corporate bonds	7,711	8,347	48,311	510	574	2,487	6.61%	6.88%	5.15%
FHLB stock	46,291	26,914	71,588	2,861	2,009	3,286	6.18%	7.46%	4.59%
Equity securities	8,133	27,155	50,784	3	350	1,686	0.04%	1.29%	3.32%

Total investments (3)	5,486,601	6,874,539	6,038,910	302,484	373,872	349,187	5.51%	5.44%	5.78%

Residential real estate loans	2,914,626	2,606,664	1,813,506	188,294	171,333	121,066	6.46%	6.57%	6.68%
Construction loans	1,467,621	1,462,239	710,753	121,917	126,592	52,300	8.31%	8.66%	7.36%
Commercial loans	4,797,440	5,593,018	7,171,366	362,714	401,027	395,280	7.56%	7.17%	5.51%
Finance leases	379,510	322,431	243,384	33,153	28,934	22,263	8.74%	8.97%	9.15%
Consumer loans	1,729,548	1,783,384	1,570,468	202,616	214,967	191,071	11.71%	12.05%	12.17%

Total loans (4)(5)	11,288,745	11,767,736	11,509,477	908,694	942,853	781,980	8.05%	8.01%	6.79%

Total earning assets	$16,775,346	$18,642,275	$17,548,387	$1,211,178	$1,316,725	$1,131,167	7.22%	7.06%	6.45%

Interest-bearing liabilities:
Interest-bearing checking accounts	$443,420	$371,422	$376,360	$11,365	$5,919	$4,730	2.56%	1.59%	1.26%
Savings accounts	1,020,399	1,022,686	1,092,938	15,037	12,970	12,572	1.47%	1.27%	1.15%
Certificates of deposit	9,291,900	10,479,500	8,386,463	498,048	531,188	306,687	5.36%	5.07%	3.66%

Interest bearing deposits	10,755,719	11,873,608	9,855,761	524,450	550,077	323,989	4.88%	4.63%	3.29%
Other borrowed funds	3,449,492	4,543,262	5,001,384	172,890	223,069	207,503	5.01%	4.91%	4.15%
FHLB advances	723,596	273,395	890,680	38,464	13,704	32,756	5.32%	5.01%	3.68%

Total interest-bearing liabilities (6)	$14,928,807	$16,690,265	$15,747,825	$735,804	$786,850	$564,248	4.93%	4.71%	3.58%

Net interest income				$475,374	$529,875	$566,919

Interest rate spread							2.29%	2.35%	2.87%
Net interest margin							2.83%	2.84%	3.23%

(1)	On an adjusted tax equivalent basis. The adjusted tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less Puerto Rico statutory tax rate (39% for 2007 and 43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006, 41.5% for all other subsidiaries in 2006 and 41.5% for all subsidiaries in 2005)) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments (including the ineffective portion after the adoption of hedge accounting in the second quarter of 2006), unrealized gains or losses on SFAS 159 liabilities, and basis adjustment amortization or accretion are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans, on which interest income is recognized when collected.

(5)	Interest income on loans includes $11.1 million, $14.9 million, and $11.0 million for 2007, 2006 and 2005, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.

Part II

	2007 compared to 2006			2006 compared to 2005
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income on interest-earning assets:
Money market investments	$(50,485)	$(115)	$(50,600)	$37,480	$13,084	$50,564
Government obligations	(8,259)	(2,257)	(10,516)	21,179	(17,815)	3,364
Mortgage-backed securities	(12,367)	1,654	(10,713)	(10,593)	(14,124)	(24,717)
Corporate bonds	(41)	(23)	(64)	(2,403)	490	(1,913)
FHLB stock	1,323	(471)	852	(2,693)	1,416	(1,277)
Equity securities	(145)	(202)	(347)	(578)	(758)	(1,336)

Total investments	(69,974)	(1,414)	(71,388)	42,392	(17,707)	24,685

Residential real estate loans	20,070	(3,109)	16,961	52,540	(2,273)	50,267
Construction loans	457	(5,132)	(4,675)	63,662	10,630	74,292
Commercial loans (1)	(58,602)	20,289	(38,313)	(100,083)	105,830	5,747
Finance leases	5,054	(835)	4,219	7,162	(491)	6,671
Consumer loans	(6,396)	(5,955)	(12,351)	25,785	(1,889)	23,896

Total loans	(39,417)	5,258	(34,159)	49,066	111,807	160,873

Total interest income	(109,391)	3,844	(105,547)	91,458	94,100	185,558

Interest expense on interest-bearing liabilities:
Deposits	(53,151)	27,524	(25,627)	75,385	150,703	226,088
Other borrowed funds	(54,261)	4,082	(50,179)	(20,751)	36,317	15,566
FHLB advances	23,883	877	24,760	(26,822)	7,770	(19,052)

Total interest expense	(83,529)	32,483	(51,046)	27,812	194,790	222,602

Change in net interest income	$(25,862)	$(28,639)	$(54,501)	$63,646	$(100,690)	$(37,044)

(1)	Significant decrease in volume substantially relates to the payment received of $2.4 billion from a local financial institution to partially extinguish a secured commercial loan during the second quarter of 2006.
     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (39% for 2007, 43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006, 41.5% for all other subsidiaries in 2006 and 41.5% for all subsidiaries in 2005)) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.
     The presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments, including the ineffective portion for designated hedges after the adoption of fair value accounting, the basis adjustment amortization or accretion, and unrealized gains or losses on SFAS 159 liabilities provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments, the basis adjustment amortization or accretion, and unrealized gains or losses on SFAS 159 liabilities have no effect on interest due or interest earned on interest-bearing assets or interest-bearing liabilities, respectively, or on interest payments exchanged with swap counterparties.
     The following table reconciles the interest income on an adjusted tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest income on an adjusted tax equivalent basis	$1,211,178	$1,316,725	$1,131,167
Less: tax equivalent adjustments	(15,293)	(27,987)	(61,166)
Plus: net unrealized (loss) gain on derivatives (economic undesignated hedges)	(6,638)	75	(2,411)

Total interest income	$1,189,247	$1,288,813	$1,067,590

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Unrealized (loss) gain on derivatives (economic undesignated hedges):
Interest rate caps	$(3,985)	$(472)	$(4,039)
Interest rate swaps on corporate bonds	—	27	823
Interest rate swaps on loans	(2,653)	520	805

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(6,638)	$75	$(2,411)

     The following table summarizes the components of interest expense for the years ended December 31, 2007, 2006 and 2005. As mentioned before, the net interest margin analysis excludes the changes in the fair value of derivatives, unrealized gains or losses on SFAS 159 liabilities, the ineffective portion of derivative instruments designated as fair value hedges under SFAS 133, and the basis adjustment:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest expense on interest-bearing liabilities	$713,918	$757,969	$620,774
Net interest incurred (realized) on interest rate swaps	12,323	8,926	(71,650)
Amortization of placement fees on brokered certificates of deposit	9,056	19,896	15,096
Amortization of placement fees on medium-term notes	507	59	28

Interest expense excluding net unrealized and realized (gain) loss on derivatives (designated and economic undesignated hedges), net unrealized loss on SFAS 159 liabilities and accretion of basis adjustments	735,804	786,850	564,248
Net unrealized and realized loss on derivatives (designated and economic undesignated hedges) and SFAS 159 liabilities	4,488	61,895	71,023
Accretion of basis adjustment	(2,061)	(3,626)	—

Total interest expense	$738,231	$845,119	$635,271

     The following table summarizes the components of the net unrealized and realized gain and loss on derivatives (designated and economic undesignated hedges) and net unrealized loss on SFAS 159 liabilities which are included in interest expense:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Unrealized (gain) loss on derivatives (designated hedges — ineffective portion):
Interest rate swaps on brokered certificates of deposit	$—	$(3,989)	$—
Interest rate swaps on medium-term notes	—	(720)	—

Net unrealized (gain) loss on derivatives (designated hedges — ineffective portion)	—	(4,709)	—

Unrealized and realized (gain) loss on derivatives (economic undesignated hedges):
Interest rate swaps and other derivatives on brokered certificates of deposit	(66,826)	62,521	69,163
Interest rate swaps and other derivatives on medium-term notes	692	4,083	1,860

Net unrealized (gain) loss on derivatives (economic undesignated hedges)	(66,134)	66,604	71,023

Unrealized loss (gain) on SFAS 159 liabilities:
Unrealized loss on brokered certificates of deposit	71,116	—	—
Unrealized gain on medium-term notes	(494)	—	—

Net unrealized loss on SFAS 159 liabilities	70,622	—	—

Net unrealized loss on derivatives (designated and economic undesignated hedges) and SFAS 159 liabilities	$4,488	$61,895	$71,023

     The following table summarizes the components of the accretion of basis adjustment which are included in interest expense:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Accretion of basis adjustments on fair value hedges:
Interest rate swaps on brokered certificates of deposit	$—	$(3,576)	$—
Interest rate swaps on medium-term notes	(2,061)	(50)	—

Accretion of basis adjustments on fair value hedges	$(2,061)	$(3,626)	$—

     Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements and notes payable.
     Net interest incurred or realized on interest rate swaps primarily represents net interest exchanged on pay-float swaps that hedge (economically or under fair value hedge accounting) brokered CDs and medium-term notes.
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
     Unrealized gains or losses on derivatives represent: (1) for economic or undesignated hedges, including derivative instruments economically hedging SFAS 159 liabilities — changes in the fair value of derivatives, primarily interest rate swaps, that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans and corporate bonds), and (2) for designated hedges — the ineffectiveness represented by the difference between the changes in the fair value of the derivative instrument (i.e., interest rate swaps) and changes in fair value of the hedged item (i.e., brokered CDs and medium-term notes).
     For 2007, the Corporation recognized a realized loss of approximately $10.7 million related to the termination of interest rate swaps that were no longer economically hedging brokered CDs as their notional amounts exceeded the balances of the brokered CDs. Also during 2007, the Corporation recorded a realized loss of $5.4 million related to the termination of an interest rate swap that economically hedged the $150 million medium-term note that was redeemed prior to its stated contractual maturity. The realized losses were substantially offset by the reversal of the cumulative mark-to-market valuation of the swaps as of the date of the transactions, resulting in a net reduction of earnings of approximately $0.9 million for 2007.
     Unrealized gains or losses on SFAS 159 liabilities represent the change in the fair value of liabilities (medium-term notes and brokered CDs), other than the accrual of interests, for which the Corporation elected the fair value option under SFAS 159.
     For 2007, the basis adjustment, which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, was amortized or accreted based on the expected maturity of the liability as a yield adjustment. The unamortized balance of the basis adjustment was derecognized as part of the redemption of the $150 million note resulting in an adjustment to earnings of $1.9 million recognized as an accretion of basis adjustment, during the second quarter of 2007. For 2006, the basis adjustment represents the amortization or accretion of the basis differential between the market value and the book value of the hedged liabilities recognized at the inception of fair value hedge accounting, which was amortized or accreted to interest expense based on the expected maturity of the hedged liabilities as changes in value after the inception of the long-haul method.

     As shown on the tables above, the results of operations for 2007, 2006, and 2005 were significantly impacted by changes in the valuation of derivative instruments that hedge economically or under fair value designation the Corporation’s brokered CDs and medium-term notes and by unrealized gains and losses on SFAS 159 liabilities. The adoption of fair value hedge accounting during the second quarter of 2006 and SFAS 159, effective January 1, 2007, reduced the earnings volatility caused by the fluctuation in the valuation of derivative instruments.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered certificates of deposit and medium-term notes to variable payments (receive fixed/pay floating). Refer to the “Risk Management — Derivative” discussion below for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
     2007 compared to 2006
     Net interest income increased to $451.0 million for 2007 from $443.7 million in 2006. The increase in net interest income for the year 2007, as compared to 2006, was mainly driven by the effect in 2006 earnings of unrealized non-cash losses related to changes in the fair value of derivative instruments prior to the implementation of fair value hedge accounting using the long-haul method on April 3, 2006. During the first quarter of 2006, the Corporation recorded changes in the fair value of derivative instruments as non-hedging instruments through operations recording unrealized losses of $69.7 million for non-hedge derivatives as part of interest expense. The adoption of fair value hedge accounting in the second quarter of 2006 and the adoption of SFAS 159 in 2007 reduced the accounting volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. The change in the valuation of derivative instruments, the net unrealized loss on SFAS 159 liabilities, the basis adjustment and the ineffective portion on designated hedges recorded as part of net interest income (“the valuation changes”) resulted in a net non-cash loss of $9.1 million for 2007, compared to a net unrealized loss of $58.2 million for 2006.
     For the year ended December 31, 2007, net interest income on an adjusted tax equivalent basis decreased 10% as compared to the previous year from $529.9 million to $475.4 million. Net interest income on an adjusted tax equivalent basis excludes the valuation changes. The decrease in net interest income on an adjusted tax equivalent basis was mainly driven by the continued pressure of the flattening of the yield curve during most of 2007 and the decrease in the average volume of interest-earning assets primarily due to the repayment of approximately $2.4 billion received from a local financial institution reducing the balance of its secured commercial loan with the Corporation during the latter part of the second quarter of 2006. This partially extinguished secured commercial loan yielded 150 basis points over 3-month LIBOR. The repayment caused a reduction in net interest income of approximately $15.0 million when comparing results for the year ended December 31, 2007 to previous year results. Furthermore, the adjusted tax equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. The tax equivalent adjustment declined to $15.3 million for 2007 from $28.0 million for 2006 mainly due to the decrease in the interest rate spread on tax-exempt assets resulting from the sustained flatness of the yield curve as well as changes in the proportion of tax-exempt assets to total assets and changes in the statutory income tax rate in Puerto Rico.
     Notwithstanding the decrease in adjusted tax equivalent net interest income in absolute terms, the Corporation has been able to maintain its net interest margin on an adjusted tax equivalent basis at a relatively stable level. Net interest margin for the year ended December 31, 2007 was 2.83%, compared to 2.84% for the previous year reflecting the effect of the Corporation’s decision to deleverage its balance sheet as well as the effect of the steepened yield curve during the last quarter of 2007. During the second half of 2007 the Corporation sold approximately $556 million and $400 million of low-yield mortgage-backed securities and U.S. Treasury investments, respectively, and used the proceeds in part to pay down high cost borrowings as they matured. The Corporation re-invested approximately $566 million in higher-yielding U.S. Agency mortgage-backed securities.

The Corporation was able to mitigate the pressure of the sustained flatness of the yield curve during most of 2007 by the redemption of its $150 million medium-term notes which carried a cost higher than the overall cost of funding and by the increase in the amount of structured repos entered into by the Corporation which price below LIBOR or are structured to lock-in interest rates that are lower than yields on the securities serving as collateral for an extended period.
     Total interest income on an adjusted tax equivalent basis decreased by $105.5 million, mainly due to a decrease in average interest-earning assets. The Corporation’s average interest-earning assets decreased by $1.9 billion or 10% for 2007 compared to 2006. For the investment portfolio, the decrease in average volume was mainly driven by the use of short-term investments to repay short-term brokered CDs as these matured and the sale of low-yield mortgage-backed securities and U.S. government obligations representing a decrease of approximately $70.0 million in interest income on investments. After receiving the repayment of $2.4 billion from a local financial institution, the Corporation invested the proceeds in money market investments. During the second half of 2006, the Corporation used a part of the proceeds to repay short-term brokered certificates of deposit, mainly issued in 2006, as these matured. For the loan portfolio, the decrease in average volume, was mainly driven by the aforementioned payment of $2.4 billion received in 2006 from a local financial institution reducing the balance of a secured commercial loan, partially offset by loan originations that resulted in increases in the average balance of the residential, construction and consumer loan portfolios. Declining loan yields on the Corporation’s residential, construction and consumer loan portfolios attributed to the increase in the balance of non-performing loans also adversely affected interest income during 2007.
     The Corporation’s total interest expense, excluding changes in the fair value of derivatives and the ineffective portion and basis adjustment amortization or accretion, decreased by $51.0 million or 6% in 2007 compared to 2006. The decrease in interest expense was due to the deleverage of the Corporation’s balance sheet by selling low-yielding investment securities and using part of the proceeds to pay down high cost borrowings as they matured. This was partially offset by a higher average cost of borrowings due to higher short-term interest rates experienced during most of 2007 as compared to 2006. During 2007, as compared to 2006, the average volume of deposits decreased by $1.1 billion and the related average rate increased by 25 basis points, the average volume of other borrowed funds decreased by $1.1 billion and the related average rate increased by 10 basis points and the average volume of FHLB advances increased by $450.2 million and the related average rate increased by 31 basis points. The decrease in the average volume of interest-bearing liabilities resulted in a decrease in total interest expense due to volume of $83.5 million that was partially offset by the increase in the average cost of funds which resulted in an increase in interest expense due to rate of $32.5 million. The increase in short-term rates also resulted in a change in net payments on interest rate swaps included as part of interest expense. For the year ended December 31, 2007, the net settlement payments on such interest rate swaps resulted in charges of $12.3 million to total interest expense, compared to charges of $8.9 million for 2006, as the rates paid under the variable leg of the swaps exceeded the rates received.
     2006 compared to 2005
     Net interest income increased to $443.7 million for 2006 from $432.3 million in 2005. The increase in net interest income for the year 2006 as compared to 2005 was mainly driven by a lower net unrealized loss on the valuation changes coupled with the increase in the average volume of interest-earnings assets of $1.1 billion attributable primarily to the growth in the Corporation’s loan and investment portfolios, in particular the construction and residential real estate loan portfolios as well as short-term investments, partially offset by a decrease in net interest margin. Non-cash losses due to the valuation changes amounting to $58.2 million were recorded in 2006, compared to a net non-cash loss of $73.4 million in 2005. The reduction in net interest margin on an adjusted tax equivalent basis during 2006 as compared to 2005 was due primarily to increases in short-term interest rates coupled with the mismatch between the re-pricing profile of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is an important part of the Corporation’s earnings. The decrease in the Corporation’s net interest margin was particularly significant with respect to the Corporation’s portfolio of investment securities, excluding money market instruments. Assuming a funding cost equal to the weighted-average cost of the Corporation’s other borrowed funds, the interest rate spread on the Corporation’s portfolio of investment securities, excluding money market instruments, was approximately 0.64% for the year ended December 31, 2006 compared to 1.90% for the year ended December 31, 2005. For further details on the Corporation’s interest rate risk profile, refer to “Risk Management – Interest Rate Risk Management” section of this discussion. The increase in short-term rates also resulted in a change in net payments on interest rate swaps included as part of interest expense. For the year ended December 31, 2006, the net settlement payments on such interest rate swaps resulted in charges of $8.9 million to interest expense, compared to benefits of $71.7 million for the year ended December 31, 2005. In addition, net interest income was also affected by the repayment of $2.4 billion received from a local financial institution during the second quarter of 2006. Proceeds from the repayment were invested temporarily in short-term investments, reducing the Corporation’s average yield on interest-earning assets.
     On an adjusted tax equivalent basis, net interest income excluding the changes in the fair value of derivative instruments and the ineffective portion and basis adjustment amortization or accretion, decreased by $37.0 million for 2006 compared to 2005. The decrease in the net interest income for 2006 excluding the changes in the fair value of derivatives, the ineffective portion and basis adjustment, was primarily due to a reduction in the Corporation’s net interest margin on an adjusted tax equivalent basis offset in part by increases in the Corporation’s average balance of interest-earning assets. The decrease in net interest rate margin during 2006 was due primarily to the upward trend of short-term interest rates, the flattening of the yield curve, and the re-pricing mismatch of the Corporation’s assets and liabilities. On average, the Corporation’s liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is an important part of the Corporation’s earnings. The average rate paid by the Corporation on its interest-bearing liabilities increased by 113 basis points during 2006, from 3.58% to 4.71%, mainly due to re-pricing of the Corporation’s interest-bearing deposits, mainly from the issuance of brokered CDs at higher rates and from net interest incurred on the interest rate swaps that hedge these instruments, and increases in rates paid on FHLB advances, and other borrowed funds tied to 3-month LIBOR. The average yield earned on the Corporation’s interest-earning assets increased by 61 basis points during 2006, from 6.45% to 7.06%, mainly due to the re-pricing of variable rate commercial loans and the origination of new commercial loans at higher rates.
     The decrease in net interest margin on an adjusted tax equivalent basis for 2006 was also attributable to the payment of $2.4 billion received from a local financial institution during the second quarter of 2006 that significantly reduced the Corporation’s outstanding secured commercial loan with a local financial institution. Proceeds from the aforementioned repayment were invested temporarily in short-term investment, reducing the Corporation’s average yield on interest-earning assets. During the second half of 2006, the Corporation used a substantial amount of the proceeds of the loan repayments to repay higher rate outstanding brokered CDs that matured during the third and fourth quarter of 2006.
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
     For the loan portfolio, the growth in average volume, mainly driven by loan originations, represented a positive increase of $49.1 million in interest income on loans. The increases due to rate of $111.8 million are primarily attributable to the origination of new loans at higher rates and to the re-pricing of variable rate loans. The majority of the Corporation’s commercial and construction loans are variable rate loans tied to short-term rates indexes. During 2006, the Federal Reserve Bank increased its targeted federal funds rate by 108 basis points, and correspondingly LIBOR and Prime rates also increased. Both indexes are used by the Corporation to re-price the majority of its floating rate loans including secured loans to local financial institutions (refer to the “Financial Condition-Loans Receivable” section of this discussion), contributing to higher interest income. As of December 31, 2006, 82% of the commercial and 95% of the construction loan portfolios was variable rate loans.

     Average volume increases in the Corporation’s investment portfolio contributed to increases in total interest income for 2006. This increase was partially offset by negative rate variances, mainly in government obligations and mortgage-backed portfolios. Average money market investments increased by $808.4 million. After receiving the repayment of $2.4 billion from a local financial institution, the Corporation invested the proceeds in money market investments. During the second half of 2006, the Corporation used a part of the proceeds to repay short-term brokered certificates of deposit, mainly issued in 2006, as these matured. The average yield received on money market investments also increased from 3.49% in 2005 to 5.04% in 2006. The increase in yields was due to increases in short-term rates during 2005 and 2006. Average government obligations increased by $333.5 million, while the average yield decreased by 67 basis points. The increase in average volume and decrease in average yield was due to the re-investment of proceeds from prepayments on securities and larger volume of new investments at lower rates. The average volume and average yield earned on the Corporation’s mortgage-backed securities portfolio decreased by $198.0 million and 54 basis points, respectively, in 2006 compared to 2005. The decrease in the average volume of mortgage-backed securities was due to the Corporation’s decision not to reinvest maturities and prepayments received from mortgage-backed securities. Proceeds from prepayments and maturities of mortgage-backed securities were utilized to fund growth in higher yielding loans. The growth in the average balance of investments represented a positive increase in interest income on investments due to volume of $42.4 million and a negative variance due to rate of $17.7 million.
     The Corporation’s total interest expense, excluding changes in the fair value of interest rate swaps and the ineffective portion and basis adjustment amortization or accretion, increased by $222.6 million or 39% in 2006 compared to 2005. The increase in interest expense was due to higher rates paid on liabilities due to the re-pricing of short-term (i.e., deposits and repurchase agreements) and long-term (i.e., long-term repurchase agreements and other advances) liabilities, net interest incurred on interest rate swap instruments, and increases in the average volume of interest-bearing deposits to support the Corporation’s loan and investment portfolio growth. The average volume of deposits increased by $2.0 billion and the average rate increased by 134 basis points during 2006 compared to 2005, while the average volume of other borrowed funds and FHLB advances decreased by $458.1 million and $617.3 million, respectively, and the average rate increased by 76 basis points and 133 basis points, respectively. The increase in the average volume of interest-bearing liabilities coupled with the increase in rates resulted in an increase in interest expense due to volume of $27.8 million and due to rate of $194.8 million. The increase in short-term rates also resulted in a change in net payments on interest rate swaps included as part of interest expense. For the year ended December 31, 2006, the net settlement payments on such interest rate swaps resulted in charges of $8.9 million to interest expense, or a net increase of $80.6 million in interest expense compared to the previous year, as the rates paid under the variable leg of the swaps exceeded the rates received.
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
     Net interest income on an adjusted tax equivalent basis for 2006 includes a tax equivalent adjustment of $28.0 million, compared to an adjustment of $61.2 million for 2005. The decrease in tax equivalent adjustments was mainly due to a lower interest rate spread on tax-exempt assets.
Provision for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses currently inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan and lease loss experience, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although the Corporation believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States (principally the state of Florida), the U.S. Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults, thus necessitating additional reserves.
     During 2007, the Corporation provided $120.6 million for loan and lease losses, as compared to $75.0 million in 2006 and $50.6 million in 2005.
     Refer to the discussions under “Risk Management – Credit Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” below for analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     2007 compared to 2006
     First BanCorp’s provision for loan and lease losses for the year ended December 31, 2007 increased by $45.6 million, or 61%, compared to year 2006. The increase in the provision was primarily due to deterioration in the credit quality of the Corporation’s loan portfolio associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. In particular, the increase was mainly related to specific and general provisions related to the Miami Agency construction loan portfolio and increases in the general reserves allocated to the consumer loan portfolio.
     During the third quarter of 2007, the Corporation recorded an impairment of $8.1 million on four condo conversion loans, with an aggregate principal balance of $60.5 million at the time of the impairment evaluation, extended to a single borrower through the Miami Agency based on an updated impairment analysis that incorporated new appraisals. The increase in non-accrual loans and charge-offs during 2007, other than the aforementioned loan relationship in the Miami Agency, as compared to 2006, was attributable to weak economic conditions in Puerto Rico. Puerto Rico is in the midst of a recession caused by, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flat-to-inverted yield curve, and higher levels of oil prices.
     The above-mentioned troubled relationship in the Miami Agency comprised four condo conversion loans that the Corporation had placed in non-accrual status during the second and third quarters of 2007. For the third quarter of 2007, the Corporation updated the impairment analysis on the relationship and requested new appraisals that reflected collateral deficiency as compared to the Corporation’s recorded investment in the loans. The aggregate unpaid principal balance of the relationship classified as non-accrual decreased to $46.4 million as of December 31, 2007, net of a charge-off of $3.3 million recorded to this relationship in the fourth quarter of 2007. The charge-off was recorded at the time of sale of one of the loans in the relationship with an outstanding principal balance of $14.1 million at the time of sale. This sale was made at a price of $10.8 million, which exceeded the recorded investment in the loan (loan receivable less specific reserve) by approximately $1 million. The Corporation continues to work on different alternatives to decrease the recorded investment in the non-accruing relationship on the Miami Agency.
     The Corporation maintains a constant monitoring of the Miami Agency portfolio. Recent loan reviews showed that the Miami Agency construction loan portfolio has an added susceptibility to current general market conditions and real estate trends in the U.S. market due to the oversupply of available property inventory and downward price pressures. Based on these factors and a detailed review of the portfolio, the Corporation determined it was prudent to increase general provisions allocated to this portfolio.
     Refer to the discussion under “Risk Management – Credit Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” below for additional information concerning the economy on geographic areas where the Corporation does business and the Corporation’s outlook for the performance of its loan portfolio.
     Net charge-offs for 2007 were $88.7 million (0.79% of average loans), compared to $64.7 million (0.55% of average loans) for 2006. The increase in net charge-offs for the year 2007, compared to 2006, was mainly associated with the Corporation’s commercial and construction loan portfolio, as well as its finance lease and consumer loan portfolios due to higher delinquency levels experienced during 2007 and to significantly higher recoveries on loans during 2006. Included in 2007 is a charge-off of $3.3 million associated with one of the loans of the previously mentioned impaired condo conversion loan relationship in the Miami Agency. The increase in net charge-offs is primarily the result of the aforementioned deteriorating economic conditions in Puerto Rico and the slowdown in the U.S. housing market. Recoveries made from previously written-off accounts were $6.1 million and $12.5 million for 2007 and 2006, respectively.
     2006 compared to 2005
     The Corporation’s provision for loan and lease losses increased by $24.4 million or 48% during 2006 compared to 2005. The increase in the provision principally reflected growth in the Corporation’s commercial, excluding loans to local financial institutions, and consumer portfolios, and increasing trends in non-performing loans experienced during 2006 as compared to 2005. The Corporation’s net charge-offs and non-performing loans were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico has been in a midst of a recession. The slowdown in activity has been the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.
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

Non-Interest Income
     The following table presents the composition of non-interest income:

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)
Other service charges on loans	$6,893	$5,945	$5,431
Service charges on deposit accounts	12,769	12,591	11,796
Mortgage banking activities	2,819	2,259	3,798
Rental income	2,538	3,264	3,463
Insurance income	10,877	11,284	9,443
Other commissions and fees	273	1,470	911
Other non-interest income	13,322	12,857	15,896

Non-interest income before net (loss) gain on investments, insurance reimbursement and other agreements related to a contingency settlement, net gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions and gain on sale of credit card portfolio	49,491	49,670	50,738

Net gain on sale of investment	3,184	7,057	20,713
Impairment on investments	(5,910)	(15,251)	(8,374)

Net (loss) gain on investment	(2,726)	(8,194)	12,339

Insurance reimbursement and other agreements related to a contingency settlement	15,075	—	—
Gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	2,497	(10,640)	—
Gain on sale of credit cards portfolio	2,819	500	—

Total	$67,156	$31,336	$63,077

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
     The other non-interest income category is composed of miscellaneous fees such as debit and credit card interchange fees and check fees.

     The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as other-than-temporary impairment charges on the Corporation’s investment portfolio.
     2007 compared to 2006
          First BanCorp’s non-interest income for 2007 amounted to $67.2 million, compared to $31.3 million for 2006. The increase in non-interest income was mainly attributable to income recognition of approximately $15.1 million for agreements reached with insurance carriers and former executives for reimbursement of expenses related to the settlement of the class action lawsuit brought against the Corporation coupled with lower other-than-temporary impairment charges on certain of the Corporation’s equity securities portfolio, as compared to 2006. For 2007, other-than-temporary impairment charges on equity securities decreased by $9.3 million, as compared to impairment charges recognized for 2006. Also, a net change of $13.1 million in net gains and losses related to partial repayments of certain secured commercial loans extended to local financial institutions (2007-net gain of $2.5 million; 2006—net loss of $10.6 million), a higher gain on the sale of its credit card portfolio and higher income from service charges on loans contributed to the increase in non-interest income during 2007 as compared to 2006.
     During 2006, the Corporation recorded a net loss of $10.6 million on the partial extinguishment of a secured commercial loan extended to a local financial institution as a result of a series of credit agreements reached with Doral Financial Corporation (“Doral”) to formally document as secured borrowings the loan transfers between the parties that previously had been accounted for erroneously as sales. The terms of the credit agreements specified: (1) a floating interest payment based on a spread over 90-day LIBOR subject to a cap; (2) an amortization schedule tied to the scheduled amortization of the underlying mortgage loans subject to a maximum maturity of 10 years; (3) mandatory prepayments as a result of actual prepayments from the underlying mortgages; and (4) an option to Doral to prepay the loan without penalty at any time.
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
     During the first quarter of 2007, the Corporation entered into various agreements with R&G Financial relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial’s banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of the loans secured by mortgage loans of approximately $271 million was re-documented as a secured loan from the Corporation to R&G Financial. The terms of the credit agreement specified: (1) a floating interest payment based on a spread over 90-day LIBOR; (2) loan should be payable in arrears in sixty equal consecutive monthly installment of principal (scheduled amortization plus any unscheduled principal recoveries) and interest maturing on February 22, 2012; (3) R&G Financial shall deliver to the Corporation and maintain at all times a first priority security interest with a collateral value as a percentage of loans of 103% for FHA/VA mortgage loans, 105% for conventional conforming mortgage loans and 111% of conventional non-conforming mortgage loans; and (4) R&G Financial may, at its option, prepay the loan without premium or penalty. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes and recharacterize the loans as securities collateralized by loans. As a result of the agreements and the partial extinguishment of the secured commercial loan, the Corporation recorded a net gain of $2.5 million related to the difference between the carrying value of the loans, the net payment received and the fair value of the securities received from R&G Financial.
     For the year 2007, the Corporation recorded a gain of $2.8 million on the sale of the credit card portfolio pursuant to a strategic alliance reached with a U.S. financial institution, compared to a gain of $0.5 million recorded in 2006.
     Higher income from service charges on loans, which increased by $0.9 million or 16% as compared to 2006, was due to the increase in the loan portfolio volume driven by new originations. Loan originations for 2007 amounted to $4.1 billion.
2006 compared to 2005
     For 2006, non-interest income decreased by $31.7 million as compared to 2005. The decrease in non-interest income for 2006, compared to 2005, was mainly attributable to the above noted net loss of $10.6 million on the partial extinguishment of a secured commercial loan to a local financial institution, an increase in other-than-temporary impairment charges of $6.9 million in the Corporation’s investment portfolio and lower gains on investments of $13.7 million. These negative variances were partially offset by increases of $1.8 million in commission income from the Corporation’s insurance business and $1.3 million in service charges on deposit accounts and loans.
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
     Net loss on investments for 2006 amounted to $8.2 million compared to a net gain of $12.3 million for the same period in 2005. The decrease in 2006 was principally due to a lower volume of sales coupled with a net increase of $6.9 million in other-than-temporary impairments in the Corporation’s investment portfolio related to certain equity securities. Management concluded that the declines in value of the securities were other-than-temporary, and wrote down the cost basis of these securities to the market value as of the date of the analysis. Management evaluates investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist.

Non-Interest Expense
     The following table presents the components of non-interest expenses:

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)
Employees’ compensation and benefits	$140,363	$127,523	$102,078
Occupancy and equipment	58,894	54,440	47,582
Deposit insurance premium	6,687	1,614	1,248
Other taxes, insurance and supervisory fees	21,293	17,881	14,071
Professional fees — recurring	13,480	11,455	7,317
Professional fees — non-recurring	7,271	20,640	6,070
Servicing and processing fees	6,574	7,297	6,573
Business promotion	18,029	17,672	18,718
Communications	8,562	9,165	8,642
Provision for contingencies	—	—	82,750
Other	26,690	20,276	20,083

Total	$307,843	$287,963	$315,132

     2007 compared to 2006
     The Corporation’s non-interest expenses for 2007 increased by $19.9 million, or 7%, compared to 2006. The increase in non-interest expenses was mainly due to increases in employees’ compensation and benefits as well as deposit insurance premium expenses, occupancy and equipment expenses, other taxes and insurance fees, and other expenses associated with legal contingencies partially offset by a decrease in professional fees.
     Employees’ compensation and benefits expenses for 2007 increased by $12.8 million, or 10%, compared to 2006. The increase in employees’ compensation and benefits expenses was primarily due to increases in the average compensation and related fringe benefits paid to employees coupled with the accrual of approximately $3.3 million for a voluntary separation program established by the Corporation as part of its cost saving strategies.
     For the year ended December 31, 2007, the deposit insurance premium expense increased by $5.1 million, as compared to 2006. The increase in the deposit insurance premium expense was due to changes in the premium calculation adopted by the FDIC during 2007.
     Occupancy and equipment expenses for 2007 increased by $4.5 million, or 8%, compared to 2006. The increase in occupancy and equipment expenses in 2007 is mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices.
     Other taxes, insurance and supervisory fees increased by $3.4 million, or 19%, compared to 2006 due to a higher expense related to prepaid municipal and property taxes recorded during 2007.
     For 2007, other expenses increased by $6.4 million, or 32%, compared to 2006. The increase in other expenses for 2007 was mainly due to a $3.3 million increase related to costs associated with capital raising efforts in 2007 not qualifying for capitalization coupled with increased costs associated with foreclosure actions on the aforementioned loan relationship at the Miami Agency.
     Professional fees decreased during 2007 by $11.3 million, or 35%, compared to 2006. The decrease was primarily attributable to lower legal, accounting and consulting fees due to the conclusion during the third quarter of 2006 of the internal review conducted by the Corporation’s Audit Committee and the restatement process. Further reductions in non-recurring professional service expenses are expected as the Corporation continues to move forward with its business strategies without the distraction of restatement-related matters and legal issues.
     2006 compared to 2005
     Non-interest expense for 2006 decreased by $27.2 million compared to 2005. Non-interest expense for 2005 includes accruals of $74.25 million and $8.5 million for the possible settlement of class action lawsuits and the SEC investigation, respectively, relating to the Corporation’s restatement. Excluding these accruals, non-interest expense during 2006 increased by $55.6 million compared to 2005. The increase was mainly due to increases in employees’ compensation and benefits, occupancy and equipment and professional fees.
     Employees’ compensation and benefits increased in 2006 by $25.4 million or 25% as compared to 2005. The increase is mainly attributable to increases in average salary and employee benefits and headcount from approximately 2,700 employees as of December 31, 2005, to approximately 3,000 employees as of December 31, 2006. The increase in headcount was mostly attributable to increases associated with the Corporation’s loan origination and deposit gathering efforts, in particular at FirstBank Puerto Rico, FirstBank Florida, FirstMortgage, and the Corporation’s small loan company as well as increases in support areas, in particular audit and compliance, credit risk management, finance and accounting and information technology and banking operations. The increase was also attributable to the implementation of SFAS 123R and the expensing of the fair value of stock options given to employees. During 2006, the Corporation recorded $5.4 million in stock-based compensation expense.
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
     Following the announcement of the Corporation’s Audit Committee review, the Corporation and certain of its current and former officers were named as defendants in separate class action suits filed late in 2005. The securities class actions were consolidated. Based on available evidence and discussions with the lead plaintiff, the Corporation accrued $74.25 million in the 2005 financial statements for a possible settlement of the class action. Subsequently, in 2007, the Corporation resolved the securities class action lawsuit with the approval of the stipulation of settlement filed with the United States District Court for the District of Puerto Rico in the amount of $74.25 million. The monetary payment was made during the second half of 2007.
     In addition, the Corporation held discussions with the staff of the SEC regarding a possible resolution to its investigation of the Corporation’s restatement, and accrued $8.5 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Corporation. On August 7, 2007, First BanCorp announced that the SEC approved a final settlement with the Corporation, which resolved the SEC investigation. Under the settlement with the SEC, the Corporation agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. The Corporation also agreed to the payment of an $8.5 million civil penalty and the disgorgement of $1 to the SEC. In connection with the settlement, the Corporation consented to the entry of a final judgment to implement the terms of the agreement. The United States District Court for the Southern District of New York must consent to the entry of the final judgment in order to consummate the settlement. The monetary payment was made on October 15, 2007.

Income Tax Provision
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
     For additional information relating to income taxes, see Note 25 to the Corporation’s audited financial statements.
     2007 compared to 2006
     For the year ended December 31, 2007, the Corporation recognized an income tax expense of $21.6 million, compared to $27.4 million in 2006. The decrease in income tax expense was mainly due to lower taxable income coupled with the effect of a lower statutory tax rate in Puerto Rico for 2007 (39% in 2007 compared to 43.5% in 2006). As of December 31, 2007, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and thus, established a valuation allowance of $4.9 million, compared to a valuation allowance amounting to $6.1 million as of December 31, 2006. As of December 31, 2007, the deferred tax asset, net of the valuation allowance of $4.9 million, amounted to approximately $90.1 million compared to $162.1 million as of December 31, 2006. The significant decrease in the deferred tax asset is due to the reversal during the third quarter of 2007 of the deferred tax asset related to the class action lawsuit contingency of $74.25 million recorded as of December 31, 2005 and due to the tax impact of the adoption of SFAS 159, on January 1, 2007, of approximately $58.7 million.  The Corporation reached an agreement with the lead class action plaintiff during 2007 and payments totaling the previously reserve amount of $74.25 million were made.

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
     The income tax provision includes total deferred income tax benefits of $31.7 million and $60.2 million for 2006 and 2005, respectively, which are mainly attributable to temporary differences related to unrealized losses on derivative instruments and class action lawsuit settlement.
OPERATING SEGMENTS
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of December 31, 2007, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For information regarding First BanCorp’s reportable segments, please refer to Note 31 “Segment Information” to the Corporation’s financial statements for the year ended December 31, 2007 included in Item 8 of this Form 10-K.
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies” to the Corporation’s audited financial statements for the year ended December 31, 2007 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

     The Treasury and Investment segment loans funds to the Consumer (Retail) Banking, Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows funds from those segments. The Consumer (Retail) Banking segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investment and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.
Consumer (Retail) Banking
     The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. Loans to consumers include auto, credit card and personal loans. Deposit products include checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.
     Consumer lending growth has been mainly driven by auto loan originations. The growth of these portfolios has been achieved through a strategy of providing outstanding service to selected auto dealers that provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation continues to strengthen the commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation and are managed as part of the consumer banking activities.
     Personal loans and, to a lesser extent, marine financing and a small credit card portfolio also contribute to interest income generated on consumer lending. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards.
     The highlights of the Consumer (Retail) Banking segment financial results for the year ended December 31, 2007 include the following:
•	Segment income before taxes for the year ended December 31, 2007 was $82.9 million compared to $139.6 million and $112.5 million for the years ended December 31, 2006 and 2005, respectively.

•	Net interest income for the year ended December 31, 2007 was $205.3 million compared to $238.5 million and $200.8 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net interest income for the year 2007 as compared to 2006 was primarily attributable to a decrease in the average of interest-earning assets due to principal repayments and charge-offs relating to the auto and personal loans portfolio coupled with the sale of approximately $15.6 million during 2007 of the Corporation’s credit card portfolio. The increase for 2006 compared to 2005 was mainly driven by the increase in the average volume of interest-earning assets primarily due to new loan originations, in particular increases in the auto and personal loans portfolio.

•	The provision for loan and lease losses for the year 2007 increased by $20.2 million compared to the same period in 2006 and $1.5 million when comparing 2006 with the same period in 2005. The increase in the provision for loan and lease losses was mainly due to a higher general reserve for the Puerto Rico consumer loan portfolio, particularly auto loans, as a result of weak economic conditions in Puerto Rico. Increasing trends in non-performing loans and charge-offs experienced during 2007 and 2006 were affected by the fiscal and economic situation of Puerto Rico. According to the Puerto Rico Planning Board, Puerto Rico has been in a midst of a recession since the third quarter of 2005. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates and the flattening of the yield curve, and higher levels of oil prices.

•	Non-interest income for the year ended December 31, 2007 was $27.3 million compared to $23.5 million and $23.1 million for the years ended December 31, 2006 and 2005, respectively. The increase in non-interest income for 2007, as compared to 2006, was driven by a gain on sale of a credit card portfolio of $2.8 million resulted from a portfolio sold pursuant to a strategic alliance agreement reached with a U.S. financial institution.

•	Direct non-interest expenses for the year ended December 31, 2007 were $94.1 million compared to $86.9 million and $77.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in direct operating expense for 2007 and 2006 was mainly due to increases in employees’ compensation and benefits and occupancy and equipment. The increase in employees’ compensation and benefits was mainly from increases in the headcount in the Corporation’s retail bank branch network coupled with increases in average salary and employee benefits to support the growth of the segment.
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
     For this segment, the Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. Starting in 2005, the Corporation expanded its distribution network and participation in the commercial loans middle market segment by focusing on customers with financing needs up to $5 million. The Corporation established 5 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     The highlights of the Commercial and Corporate Banking segment financial results for the year ended December 31, 2007 include the following:
•	Segment income before taxes for the year ended December 31, 2007 was $77.8 million compared to $123.8 million and $145.9 million for the years ended December 31, 2006 and 2005, respectively.

•	Net interest income for the year ended December 31, 2007 was $135.9 million compared to $154.7 million and $153.5 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net interest income for the year 2007 was mainly driven by a decrease in the average volume of interest-earning assets. The decrease in the segment’s average volume of interest-earning assets was mainly due to the substantial partial repayment of $2.4 billion received from Doral in May 2006 that reduced the segment’s outstanding secured commercial loan from local financial institutions. The repayment also reduced the Corporation’s loans-to-one borrower exposure. The slight increase in net interest income in 2006 as compared to 2005 is mainly attributable to an increase in net interest margin due to the increase in short-term rates. The majority of the Corporation’s commercial and construction loans are variable rate loans tied to short-term indexes. During 2006, the Federal Reserve Bank increased its targeted federal funds rate by 108 basis points, and, correspondingly, LIBOR and Prime rates also increased.

•	The provision for loan and lease losses for the year 2007 was $41.2 million compared to $7.9 million and $2.7 million for the years 2006 and 2005, respectively. The increase in the provision for loan and lease losses for 2007, compared to 2006, was mainly driven by higher general and specific reserves relating to the Miami Agency construction loan portfolio due to the slowdown of the U.S. housing market, an $8.1 million charge due to the collateral impairment on the previously discussed troubled loan relationship in the Miami Agency, and to the increase in the loan portfolio. The increase for

2006, compared to 2005, was primarily attributable to the growth in the Corporation’s commercial portfolio coupled with increasing trends in non-performing loans and charge-offs experienced during 2006.

•	Total non-interest income for the year ended December 31, 2007 amounted to $6.3 million compared to a non-interest loss of $6.1 million and non-interest income of $5.6 million for the years ended December 31, 2006 and 2005 respectively. The fluctuation in non-interest income for 2007, as compared to 2006, and 2006 as compared to 2005, was mainly attributable to the net loss of $10.6 million on the partial extinguishment of a secured commercial loan to a local financial institution, recorded in 2006.

•	Direct non-interest expenses for 2007 were $23.2 million compared to $16.9 million and $10.5 million for 2006 and 2005, respectively. The increase in direct operating expense for 2007, as compared to 2006, was mainly from increases in employees’ compensation due to increases in average salary and employee benefits and increases in foreclosure related expenses associated with the impaired loans in the Miami Agency coupled with the expense allocated to this segment related to the FDIC insurance premium expense . The increase for 2006, as compared to 2005, was driven by increases in employees’ compensation and benefits primarily due to the full deployment of the Corporation’s middle-market business strategy and increases in average salary and employee benefits to support the growth of the segment. The staffing of the middle market regional offices was done during 2005 with the full year salary expense effect in 2006.
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
     The highlights of the Mortgage Banking segment financial results for the year ended December 31, 2007 include the following:
•	Segment income before taxes for the year ended December 31, 2007 was $18.6 million compared to $24.4 million and $25.5 million for the years ended December 31, 2006 and 2005, respectively.

•	Net interest income for the year ended December 31, 2007 was $39.0 million compared to $43.4 million and $39.0 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net interest income for 2007, as compared to 2006, was principally due to declining loan yields on the residential mortgage loan portfolio resulting from the increase in non-performing loans. The increase in net interest income for the year 2006, as compared to 2005, was mainly driven by the increase in the average outstanding balance of mortgage loans, partially offset by a reduction in net interest margin due to the flattening of the yield curve and by a significantly higher balance of non-accruing loans.

•	The provision for loan and lease losses for the year 2007 was $1.6 million compared to $4.0 million and $2.1 million for the years ended December 31, 2006 and 2005, respectively. The decrease in 2007, as compared to 2006, was due to the fact that in 2006 after a detailed review of the residential mortgage loan portfolio the Corporation determined that it was needed to increase its allowance for loan and lease losses based on the deterioration of the economic conditions in Puerto Rico and the increase in the home price index in Puerto Rico. The Corporation continues to update the analysis on a yearly basis, the latest being in March 2007 when the Corporation obtained similar results. As a consequence, the Corporation determines that the allowance for loan losses for the residential mortgage loan portfolio is maintained at an adequate level. The increase in the provision for loan and lease losses for 2006, as compared to 2005, was mainly due to growth in the segment’s portfolio coupled with increasing trends in non-performing loans and revisions to the allowance based on deteriorating economic conditions.

•	Non-interest income for the year ended December 31, 2007 was $3.0 million compared to $2.5 million and $3.9 million for the years ended December 31, 2006 and 2005, respectively. The increase for 2007 was driven by higher service charges on loans associated with the growth in the residential mortgage loans portfolio coupled with a negative lower-of-cost-or-market adjustment of $1.0 million recorded in 2006 to the loans-held-for-sale portfolio. This negative adjustment, resulting from increases in long-term rates, was the main reason for the decrease in non-interest income for 2006 as compared to 2005.

•	Direct non-interest expenses for 2007 were $21.8 million compared to $17.5 million and $15.4 million for the years 2006 and 2005, respectively. The increase in direct operating expense for 2007 was mainly due to increases in employees’ average salary compensation and higher employer benefits. The Corporation continued to commit substantial resources to this segment with the goal of becoming a leading institution in the highly competitive residential mortgage loans market.
Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions designed to manage and enhance liquidity. This segment sells funds to the Commercial and Corporate Banking, Mortgage Banking, and Consumer (Retail) Banking segments to finance their lending activities and also purchases funds gathered by those segments. The interest rates charged or credited by Treasury and Investments are based on market rates.
     The highlights of the Treasury and Investments segment financial results for the year ended December 31, 2007 include the following:
•	Segment loss before taxes for the year ended December 31, 2007 amounted to $14.5 million compared to a loss of $79.2 million and a loss of $12.8 million for the years ended December 31, 2006 and 2005, respectively.

•	Net interest loss for the year ended December 31, 2007 was $4.5 million compared to a loss of $63.2 million and a loss of $20.7 million for the years ended December 31, 2006 and 2005, respectively. The lower net interest loss for 2007 was caused by the effect in 2006 earnings of non-cash losses from changes in the fair value of derivative instruments prior to the implementation of the long-haul method of accounting on April 3, 2006. During the first quarter of 2006, the Corporation recorded unrealized losses of $69.7 million for non-hedge derivatives as part of interest expense. The adoption of fair value hedge accounting in the second quarter of 2006 and the adoption of SFAS 159 in 2007 reduced the accounting volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. The increase in net interest loss for the year 2006, as compared to 2005, was mainly driven by negative changes in the valuation of derivative instruments, mainly interest rate swaps that hedge designated and undesignated brokered CDs in 2006, changes in net payments on interest rate swaps included as part of interest expense, and a reduction in net interest margin due to the flattening of the yield curve. The decrease in net interest margin for 2006 was also attributable to the payment of $2.4 billion received from a local financial institution. Proceeds from the repayment were invested temporarily in short-term investments at zero or negative margin, reducing the segment’s net interest margin. During the second half of 2006, the Corporation used a part of the repayment proceeds to repay higher rate outstanding brokered CDs that matured.

•	Non-interest loss for the year ended December 31, 2007 amounted to $2.2 million compared to a loss of $8.3 million and non-interest income of $12.9 million for the years ended December 31, 2006 and 2005, respectively. The decrease in non-interest loss for 2007 was driven by lower other-than-temporary impairment charges in the Corporation’s equity securities portfolio, which decreased by $9.3 million as compared to 2006. The decrease in non-interest income for 2006 was mainly attributable to an increase in other-than-temporary impairment charges of $6.9 million in the Corporation’s investment portfolio when compared to 2005.

•	Direct non-interest expenses for 2007 were $7.8 million compared to $7.7 million and $5.0 million for the years 2006 and 2005, respectively. The increase in direct operating expense for 2007 and 2006 was mainly due to increases in employees’ compensation and benefits.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Financial Condition
     The following table presents an average balance sheet of the Corporation for the following years:

December 31,	2007	2006	2005
		(Dollars in thousands)
Assets
Interest-earning assets:
Money market investments	$440,598	$1,444,533	$636,114
Government obligations	2,687,013	2,827,196	2,493,725
Mortgage-backed securities	2,296,855	2,540,394	2,738,388
Corporate bonds	7,711	8,347	48,311
FHLB stock	46,291	26,914	71,588
Equity securities	8,133	27,155	50,784

Total investments	5,486,601	6,874,539	6,038,910

Residential real estate loans	2,914,626	2,606,664	1,813,506
Construction loans	1,467,621	1,462,239	710,753
Commercial loans	4,797,440	5,593,018	7,171,366
Finance leases	379,510	322,431	243,384
Consumer loans	1,729,548	1,783,384	1,570,468

Total loans	11,288,745	11,767,736	11,509,477

Total interest-earning assets	16,775,346	18,642,275	17,548,387
Total non-interest-earning assets (1)	438,861	540,636	452,652

Total assets	$17,214,207	$19,182,911	$18,001,039

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing checking accounts	$443,420	$371,422	$376,360
Savings accounts	1,020,399	1,022,686	1,092,938
Certificates of deposit	9,291,900	10,479,500	8,386,463

Interest bearing deposits	10,755,719	11,873,608	9,855,761
Other borrowed funds	3,449,492	4,543,262	5,001,384
FHLB advances	723,596	273,395	890,680

Total interest-bearing liabilities	14,928,807	16,690,265	15,747,825
Total non-interest-bearing liabilities (2)	959,361	1,294,563	976,705

Total liabilities	15,888,168	17,984,828	16,724,530
Stockholders’ equity:
Preferred stock	550,100	550,100	550,100
Common stockholders’ equity	775,939	647,983	726,409

Stockholders’ equity	1,326,039	1,198,083	1,276,509

Total liabilities and stockholders’ equity	$17,214,207	$19,182,911	$18,001,039

(1)	Includes the allowance for loan losses and the valuation on investment securities available-for-sale.

(2)	Includes changes in fair value on liabilities elected to be measured at fair value under SFAS 159.
     The Corporation’s total average assets were $17.2 billion and $19.2 billion as of December 31, 2007 and 2006, respectively; a decrease for 2007 of $2.0 billion or 10% as compared to 2006. The decrease in average assets was due to deleveraging of the balance sheet. In particular, the Corporation made use of short-term money market investments to pay down brokered certificates deposits and repurchase agreements as they matured and sold lower yielding U.S. Treasury and mortgage-backed securities. The average balance of the commercial loan portfolio decreased by $795.6 million due to the repayment of $2.4 billion received from a local financial institution in May 2006 and the partial extinguishment of $50 million and the recharacterization of approximately $183.8 million of secured commercial loans extended to R&G Financial in February 2007. As of December 31, 2006, the increase in average assets compared to 2005 was mainly due to: (1) an increase of $808.4 million in money market instruments due to the repayment of $2.4 billion received from a local financial institution that was temporarily invested in short-term investments; (2) an increase of $793.2 million in residential real estate loans; (3) an increase of $751.5 million in construction loans; and (4) an increase of $212.9 million in consumer loans. These positive variances were partially offset by a decrease of $1.6 billion in commercial loans mainly due to the repayment of $2.4 billion received from a local financial institution in May 2006.
     The Corporation’s total average liabilities were $15.9 billion and $18.0 billion as of December 31, 2007 and 2006, respectively, a decrease of $2.1 billion or 12% as compared to 2006. The decrease in average liabilities for 2007, as compared to 2006, was driven by a lower average balance of brokered CDs and repurchase agreements due to the deleveraging of the Corporation’s balance sheet. In addition, the redemption of the Corporation’s $150 million medium-term notes during the second quarter of 2007, which carried a cost higher than the overall cost of funding, contributed to the decrease in average liabilities in 2007. These reductions were partially offset by a higher average volume of advances from FHLB.
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
Assets
     The Corporation’s total assets as of December 31, 2007 amounted to $17.2 billion as compared to $17.4 billion as of December 31, 2006, a decrease of $203.3 million. The decrease in total assets as of December 31, 2007, compared to total assets as of December 31, 2006, resulted from an overall decrease in investment securities. As previously noted, the Corporation, as part of its strategy, has deleveraged its balance sheet by selling lower yield investments securities to pay down and retire higher cost brokered CDs and repurchase agreements as they matured. For the year 2007 approximately $956 million of lower yielding U.S. Treasury bonds and mortgage-backed securities were sold, of which approximately $566 million were opportunistically re-invested in higher yielding U.S. Agency mortgage-backed securities. Furthermore, the Corporation’s deferred tax asset decreased by $72.0 million in 2007 due to the effect of the adoption of SFAS 159 on January 1, 2007 in the amount of approximately $58.7 million and a reversal related to the class action settlement paid in 2007.
Loans Receivable
     The following table presents the composition of the loan portfolio including loans held for sale as of year-end for each of the last five years.

December 31,	2007	2006	2005	2004	2003
	(Dollars in thousands)
Residential real estate loans, including loans held for sale	$3,164,421	$2,772,630	$2,346,945	$1,322,650	$1,023,188

Commercial mortgage	1,279,251	1,215,040	1,090,193	690,900	683,766
Construction loans	1,454,644	1,511,608	1,137,118	398,453	328,175
Commercial loans	3,231,126	2,698,141	2,421,219	1,871,851	1,623,964
Commercial loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	624,597	932,013	3,676,314	3,841,908	2,061,437

Total commercial loans	6,589,618	6,356,802	8,324,844	6,803,112	4,697,342
Finance leases	378,556	361,631	280,571	212,234	159,696
Consumer loans	1,667,151	1,772,917	1,733,569	1,359,998	1,160,829

Total loans, gross	11,799,746	11,263,980	12,685,929	9,697,994	7,041,055

Less:
Allowance for loan and lease losses	(190,168)	(158,296)	(147,999)	(141,036)	(126,378)

Total loans, net	$11,609,578	$11,105,684	$12,537,930	$9,556,958	$6,914,677

Lending Activities
     Gross total loans increased by $535.8 million in 2007, or 5%, when compared to 2006 due to an increase in the Corporation’s commercial loan portfolio (other than secured loans to local financial institutions) and the increase in the residential mortgage loan portfolio driven by new originations. As shown in the table above, the 2007 loans portfolio was comprised of commercial (56%), residential real estate (27%), and consumer and finance leases (17%). Of the total gross loans of $11.8 billion for 2007, approximately 80% have credit risk concentration in Puerto Rico, 12% in the United States and 8% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin
As of December 31, 2007	Rico	Islands	United States	Total
		(Dollars in thousands)
Residential real estate loans, including loans held for sale	$2,373,601	$430,169	$360,651	$3,164,421

Commercial mortgage	837,097	65,952	376,202	1,279,251
Construction loans	668,134	143,561	642,949	1,454,644
Commercial loans	3,071,060	133,376	26,690	3,231,126
Commercial loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	624,597	—	—	624,597

Total commercial loans	5,200,888	342,889	1,045,841	6,589,618
Finance leases	378,556	—	—	378,556
Consumer loans	1,482,497	142,531	42,123	1,667,151

Total loans, gross	$9,435,542	$915,589	$1,448,615	$11,799,746

     First BanCorp relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation supplements its residential mortgage originations with wholesale servicing release purchases from small mortgage bankers. For purpose of the following presentation, the Corporation separately presented commercial loans to local financial institutions because it believes this approach provides a better representation of the Corporation’s commercial production capacity.
     The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses for the dates indicated:

	For the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Beginning balance	$11,105,684	$12,537,930	$9,556,958	$6,914,677	$5,523,111
Residential real estate loans originated and purchased	715,203	908,846	1,372,490	765,486	546,703
Construction loans originated and purchased	678,004	961,746	1,061,773	309,053	259,684
Commercial loans originated and purchased	1,898,157	2,031,629	2,258,558	1,014,946	924,712
Secured commercial loans disbursed to local financial institutions	—	—	681,407	2,228,056	1,258,782
Finance leases originated	139,599	177,390	145,808	116,200	67,332
Consumer loans originated and purchased	653,180	807,979	992,942	746,113	583,083

Total loans originated and purchased	4,084,143	4,887,590	6,512,978	5,179,854	3,640,296
Sales and securitizations of loans	(147,044)	(167,381)	(118,527)	(180,818)	(228,824)
Repayments and prepayments	(3,084,530)	(6,022,633)	(3,803,804)	(2,263,043)	(1,938,301)
Other (decreases) increases (1)(2)	(348,675)	(129,822)	390,325	(93,712)	(81,605)

Net increase (decrease)	503,894	(1,432,246)	2,980,972	2,642,281	1,391,566

Ending balance	$11,609,578	$11,105,684	$12,537,930	$9,556,958	$6,914,677

Percentage increase (decrease)	4.54%	-11.42%	31.19%	38.21%	25.20%

(1)	Includes the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral.
(2)	For 2007, includes the recharacterization of securities collateralized by loans of approximately $183.8 million previously accounted for as a secured commercial loan with R&G Financial. For 2005, includes $470 million of loans acquired as part of the Ponce General acquisition.

     Residential Real Estate Loans
     Residential real estate loan production and purchases for the year ended December 31, 2007 decreased by $193.6 million, compared to the same period in 2006 and decreased by $463.6 million, compared to the same period in 2005. The decrease in mortgage loan production was attributable to deteriorating economic conditions in Puerto Rico, the slowdown in the United States housing market and stricter underwriting standards. The Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of worsening macroeconomic conditions in Puerto Rico. The Corporation’s residential real estate loan portfolio is primarily composed of fully amortizing fixed-rate loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are fully documented loans and the Corporation is not actively involved in the origination of negative amortization loans or option adjustable rate mortgage loans.
     Residential real estate loans represent 18% of total loans originated and purchased for 2007, with the residential mortgage loans balance increasing by $391.8 million, from $2.8 billion in 2006 to $3.2 billion in 2007. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage. The Corporation continued to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. The Corporation established FirstMortgage as a stand-alone subsidiary in 2003. As of December 31, 2007, FirstMortgage had a distribution network of 26 mortgage centers, including stand-alone centers and offices located within FirstBank Puerto Rico branches. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group, launched in 2005, focuses on building relationships with realtors by providing resources, office amenities and personnel, to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage’s multi-channel strategy has proven to be effective in capturing business.
     Commercial and Construction Loans
     In recent years, the Corporation has emphasized commercial lending activities and continues to penetrate this market. A substantial portion of this portfolio is collateralized by real estate. Total commercial loans originated and purchased amounted to $2.6 billion for 2007, a decrease of $417.2 million when compared to originations during 2006, for total commercial loans portfolio of $6.6 billion at December 31, 2007. As a result of new originations net of prepayments and maturities, the commercial loans balance, excluding secured commercial loans to local financial institutions, increased by $0.5 billion, from $5.4 billion as of December 31, 2006 to $6.0 billion as of December 31, 2007.
     The decrease in commercial and construction loan production for 2007, compared to 2006, was mainly due to adverse economic conditions in Puerto Rico and in the U.S. real estate market (principally in the state of Florida) and the implementation of stricter underwriting standards. According to the Puerto Rico Planning Board, Puerto Rico has been in a midst of a recession, causing a slowdown in the commercial business activity. The U.S. mainland real estate market also has slowed, influenced, among other things, by declining home prices and an oversupply of available property inventory. Increases in property insurance premiums along with rising gas prices are also affecting the areas in which the Corporation does business in the U.S. mainland. Also, since the third quarter of 2006, the Corporation decided to limit the origination and reduce the exposure of condo conversion loans in the U.S. mainland. As a result, the condo conversion loan portfolio decreased from its peak in May 2006 of approximately $653 million to approximately $305 million as of December 31, 2007.
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
     The Corporation’s commercial loans are primarily variable and adjustable rate loans. Commercial loan originations come from existing customers as well as through referrals and direct solicitations. The Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle-market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. Starting in 2005, the Corporation expanded its distribution network and participation in the commercial loans middle market segment by focusing on customers with financing needs in amounts up to $5 million. The Corporation established 5 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     The Corporation has a significant lending concentration of $382.6 million in one mortgage originator in Puerto Rico, Doral, as of December 31, 2007. The Corporation has outstanding $242.0 million with another mortgage originator in Puerto Rico, R&G Financial, for total loans to mortgage originators amounting to $624.6 million as of December 31, 2007. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit). In May 2006, FirstBank Puerto Rico received a cash payment from Doral of approximately $2.4 billion, substantially reducing the balance of the secured commercial loan extended to that institution. The Corporation has continued working on the reduction of these exposures with both financial institutions.
     As previously discussed, the execution of the agreements entered into with R&G Financial during 2007 enabled First BanCorp to fulfill the remaining requirement of the consent order signed with banking regulators relating to the mortgage-related transactions with R&G Financial that First BanCorp previously accounted for as commercial loans secured by mortgage loans and pass-through trust certificates.
     Consumer Loans
     Consumer loan originations and purchases are principally driven through the Corporation’s retail network. For the year ended December 31, 2007, consumer loan originations amounted to $653.2 million, a decrease of $154.8 million or 19% compared to the same period in 2006. The decrease in consumer loan originations was attributable to a lower volume of business resulting from adverse economic conditions of Puerto Rico coupled with stricter underwriting standards put in place to improve the credit quality of the portfolio. The decrease of $105.8 million in the consumer loan balance as of December 31, 2007, compared to the balance as of December 31, 2006, was due to principal repayments, higher charge-offs and the sale of approximately $15.6 million of the Corporation’s credit card portfolio pursuant to a strategic alliance agreement reached with a U.S. financial institution. Consumer loan originations are driven by auto loan originations through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation will continue to strengthen the commercial relations with floor plan dealers, which directly benefit the Corporation’s consumer lending operation.
     Finance Leases
     Originations of finance leases, which are mostly composed of loans to individuals to finance the acquisition of motor vehicles, decreased by $37.8 million or 21% to $139.6 million during 2007 compared to 2006. Driven by new originations the portfolio balance increased by $16.9 million in 2007. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets. The Corporation exposure to operating leases is minimal.

Investment Activities
     The Corporation’s investment portfolio as of December 31, 2007 amounted to $4.8 billion, a decrease of $732.8 million when compared with the investment portfolio of $5.5 billion as of December 31, 2006. The decrease in investment securities resulted mainly from prepayments and maturities received from the Corporation’s investment portfolio coupled with the sale of low-yield U.S. Treasury and mortgage-backed securities during 2007 consistent with the Corporation’s decision to deleverage the balance sheet. For the year 2007, approximately $956 million of lower yielding U.S. Treasury bonds and mortgage-backed securities were sold, of which approximately $566 million were opportunistically re-invested in higher yielding U.S. Agency mortgage-backed securities. The Corporation’s decision to deleverage its balance sheet was influenced, among other things, by the flat to inverted yield curve and to protect net interest margin. As a result, the Corporation decided to repay higher rate maturing liabilities, in particular brokered CDs, and repurchase agreements as they matured.
     Total purchases of investment securities, excluding those invested on a short-term basis (money market investments) during 2007 amounted to approximately $1.1 billion and were composed mainly of mortgage-backed securities in the amount of $566 million with a weighted average coupon of 5.76% and government agency securities and U.S. Treasury securities in the amount of $521 million with a weighted average coupon of 4.46%.
     The following table presents the carrying value of investments as of December 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Money market investments	$183,136	$456,470

Investment securities held-to-maturity:
U.S. Government and agencies obligations	2,365,147	2,258,040
Puerto Rico Government obligations	31,222	31,716
Mortgage-backed securities	878,714	1,055,375
Corporate bonds	2,000	2,000

	3,277,083	3,347,131

Investment securities available-for-sale:
U.S. Government and agencies obligations	16,032	403,592
Puerto Rico Government obligations	24,521	25,302
Mortgage-backed securities	1,239,169	1,253,853
Corporate bonds	4,448	4,961
Equity securities	2,116	12,715

	1,286,286	1,700,423

Other equity securities	64,908	40,159

Total investments	$4,811,413	$5,544,183

     Mortgage-backed securities as of December 31, 2007 and 2006, consist of:

	2007	2006

	(Dollars in thousands)
Held-to-maturity:
FHLMC certificates	$11,274	$15,438
FNMA certificates	867,440	1,039,937

	878,714	1,055,375

Available-for-sale:
FHLMC certificates	158,953	7,575
GNMA certificates	44,340	374,368
FNMA certificates	902,198	871,540
Mortgage pass-through certificates	133,678	370

	1,239,169	1,253,853

Total mortgage-backed securities	$2,117,883	$2,309,228

     The carrying amounts of investment securities classified as available-for-sale and held-to-maturity as of December 31, 2007 by contractual maturity (excluding mortgage-backed securities and money market investments) are shown below:

	Carrying amount	Weighted average yield %

	(Dollars in thousands)
U.S. Government and agencies obligations
Due within one year	$254,882	4.14
Due after five years through ten years	7,001	6.05
Due after ten years	2,119,296	5.82

	2,381,179	5.64

Puerto Rico Government obligations
Due after one year through five years	13,741	4.99
Due after five years through ten years	24,695	5.80
Due after ten years	17,307	5.53

	55,743	5.52

Corporate bonds
Due after five years through ten years	1,102	7.70
Due after ten years	5,346	7.16

	6,448	7.25

Total	2,443,370

Mortgage-backed securities	2,117,883
Equity securities	2,116

Total investment securities available-for-sale and held-to-maturity	$4,563,369

     Total proceeds from the sale of securities during the year ended December 31, 2007 amounted to $960.8 million (2006 —$232.5 million).
     In 2007, the Corporation realized gross gains of $5.1 million (2006 — $7.3 million, 2005 — $21.4 million), and realized gross losses of $1.9 million (2006 — $0.2 million, 2005 — $0.7 million).
     During the year ended December 31, 2007, the Corporation recognized through earnings approximately $5.9 million (2006 — $15.3 million, 2005 — $8.4 million) of losses in the investment securities available-for-sale portfolio that management considered to be other-than-temporarily impaired; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss. The impairment losses were related to equity securities.

     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. The recent drop in rates in the long end of the yield curve had the effect of increasing the probability of the exercise of embedded calls in the approximately $2.1 billion U.S. Agency securities portfolio during 2008. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments, might also affect net interest income. These risks are directly linked to future period’s market interest rate fluctuations. Refer to the “Risk Management — Interest Rate Risk Management” section of this Management’s Discussion and Analysis for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation.

Investment Securities and Loans Receivable Maturities
     The following table presents the maturities or repricing of the loan and investment portfolio as of December 31, 2007:
(Dollars in thousands)

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
Money market investments	$183,136	$—	$—	$—	$—	$183,136

Mortgage-backed securities	247,297	476,049	298	1,394,239	—	2,117,883

Other securities (1)	321,890	13,948	—	2,174,556	—	2,510,394

Total investments	752,323	489,997	298	3,568,795	—	4,811,413

Loans (2)

Residential real estate	497,693	365,391	—	2,301,337	—	3,164,421

Commercial and commercial mortgage	4,094,929	602,295	192,583	192,929	52,238	5,134,974

Construction	1,396,257	26,129	—	32,258	—	1,454,644

Finance leases	96,621	281,935	—	—	—	378,556

Consumer	655,853	944,658	—	13,088	53,552	1,667,151

Total loans	6,741,353	2,220,408	192,583	2,539,612	105,790	11,799,746

Total earning assets	$7,493,676	$2,710,405	$192,881	$6,108,407	$105,790	$16,611,159

(1)	Equity securities available-for-sale and other equity securities were included under the “one year or less category”.

(2)	Non-accruing loans were included under the “one year or less category”.
Sources of Funds
     The Corporation’s principal funding sources are branch-based deposits, retail brokered CDs, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.
     As of December 31, 2007, total liabilities amounted to $15.8 billion, a decrease of $395.4 million as compared to $16.2 billion as of December 31, 2006. The decrease in total liabilities was attributable to less federal funds purchased and securities sold under repurchase agreements consistent with the deleveraging of the investment portfolio and the redemption of the Corporation’s $150 million callable fixed-rate medium-term note during 2007. This was offset by an increase in the amount of advances from the FHLB.

     The Corporation maintains unsecured uncommitted lines of credit with other banks. As of December 31, 2007, the Corporation’s total unused lines of credit with these banks amounted to $128.7 million. As of December 31, 2007, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral pledged to the FHLB in the amount of $543.7 million.
Deposits
     Total deposits amounted to $11.0 billion as of December 31, 2007, $11.0 billion as of December 31, 2006 and $12.5 billion as of December 31, 2005.
     The following table presents the composition of total deposits:

		December 31,
	Weighted average rates	2007	2006	2005
	as of December 31, 2007	(Dollars in thousands)
Savings accounts	1.93%	$1,036,662	$984,332	$1,034,047
Interest-bearing checking accounts	2.15%	518,570	433,278	375,305
Certificates of deposit	5.09%	8,857,405	8,795,692	10,243,394

Interest-bearing deposits	4.63%	10,412,637	10,213,302	11,652,746
Non-interest-bearing deposits		621,884	790,985	811,006

Total		$11,034,521	$11,004,287	$12,463,752

Interest-bearing deposits:
Average balance outstanding		$10,755,719	$11,873,608	$9,855,761
Non-interest-bearing deposits:
Average balance outstanding		$563,990	$771,343	$791,815
Weighted average rate during the period on interest-bearing deposits (1)		4.88%	4.63%	3.29%

(1)	Excludes changes in the fair value of callable brokered CDs elected to be measured at fair value under SFAS 159 and changes in the fair value of derivatives that hedge (economically or under fair value hedge accounting) brokered CDs and the basis adjustment.
     Total deposits are composed of branch-based deposits, brokered CDs and, to a lesser extent, institutional deposits. Institutional deposits include, among others, certificates issued to agencies of the Government of Puerto Rico and to Government agencies in the Virgin Islands.
     Total deposits slightly increased as of December 31, 2007, when compared to December 31, 2006, driven by an increase in interest-bearing checking accounts as the Corporation added new products to expand its client base, coupled with a slight increase in brokered CDs. Brokered CDs, which are certificates sold through brokers, amounted to $7.2 billion as of December 31, 2007 compared to $7.1 billion as of December 31, 2006. The use of brokered CDs has been particularly important to the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining deposits in Puerto Rico. The brokered CDs market is a very competitive and liquid market in which the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhanced the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also, the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities using interest rate swap agreements. For the year ended December 31, 2007, the Corporation issued $4.3 billion in brokered CDs (including rollover of short-term brokered CDs) compared to $4.9 billion for the year ended December 31, 2006. Refer to the “Risk Management – Interest Rate Risk Management” section of this Management’s Discussion and Analysis for further discussion on interest rate risk management strategies followed by the Corporation.
     As of December 31, 2007, 61% of the value of retail brokered CDs held by the Corporation was in the form of long-term fixed callable certificates, in which the Corporation retains the option to cancel the certificates before maturity. As of December 31, 2007, the average remaining maturity on the long-term callable brokered CDs approximated 9.31 years (2006 – 10.60 years) and on the short-term fixed brokered certificates of deposits approximated 0.52 years (2006 – 0.45 years). When using interest rate swaps, the Corporation mainly economically hedges those brokered CDs with long-term maturities.
     The following table presents a maturity summary of certificates of deposit with balances of $100,000 or more, including brokered CDs, as of December 31, 2007. As of December 31, 2007, brokered CDs over 100,000 amounted to $7.2 billion. Brokered CDs are sold by third-party intermediaries in denominations of $100,000 or less.

(Dollars in thousands)
Three months or less	$1,582,362
Over three months to six months	700,000
Over six months to one year	1,038,033
Over one year	4,740,528

Total	$8,060,923

Borrowings
     As of December 31, 2007, total borrowings amounted to $4.5 billion as compared to $4.7 billion and $5.8 billion as of December 31, 2006 and 2005, respectively.
     The following table presents the composition of total borrowings as of the dates indicated:

		As of December 31,
	Weighted average rates	2007	2006	2005
	as of December 31, 2007	(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase	4.47%	$3,094,646	$3,687,724	$4,833,882
Advances from FHLB	4.73%	1,103,000	560,000	506,000
Notes payable	4.76%	30,543	182,828	178,693
Other borrowings	7.57%	231,817	231,719	231,622

Total (1)	4.70%	$4,460,006	$4,662,271	$5,750,197

Weighted average rate during the period		5.06%	4.99%	4.08%

(1)	Includes $2.6 billion as of December 31, 2007 which are tied to variable rates or matured within a year.
     The Corporation uses federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank (FHLB), notes payable and other borrowings, such as trust preferred securities, as additional funding sources.
     The Corporation’s investment portfolio is substantially funded with repurchase agreements. One of the Corporation’s strategies is the use of structured repurchase agreements. Under these agreements, the Corporation attempts to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost low. During 2007, the Corporation increased the amount of its structured repos to $2.3 billion from $1.4 billion as of December 31, 2006. Some of the new repos entered in the period were structured as “flipper repos” which price below LIBOR for an extended period with a floor and a cap and other repos were structured to lock-in, for an extended period, interest rates lower than yields of the securities pledged.
     FirstBank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of December 31, 2007, the outstanding balance of FHLB advances was $1.1 billion.
     In the past, the Corporation undertook several financing transactions to diversify its funding sources. Among its funding sources are notes payable with an outstanding balance of $30.5 million as of December 31, 2007. During 2007, the Corporation redeemed a $150 million medium-term note which carried a cost higher than the overall cost of funding. The derecognition of the unamortized balance of the basis adjustment, placement fees and debt issue costs resulted in adjustments to earnings of approximately $1.3 million, increasing the Corporation’s net interest income.
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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2007, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.7 billion and $112.7 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of certificates of deposits, long-term contractual debt obligations, operating leases, other contractual obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	(As of December 31, 2007)
	(Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations (1):
Certificates of deposit	$8,857,405	$3,933,539	$1,218,259	$344,840	$3,360,767
Federal funds purchased and securities sold under agreements to repurchase	3,094,646	807,146	387,500	700,000	1,200,000
Advances from FHLB	1,103,000	922,000	97,000	74,000	10,000
Notes payable	30,543	—	—	16,237	14,306
Other borrowings	231,817	—	—	—	231,817
Operating leases	63,184	10,168	15,802	10,418	26,796
Other contractual obligations	17,954	4,051	7,808	6,095	—

Total contractual obligations	$13,398,549	$5,676,904	$1,726,369	$1,151,590	$4,843,686

Commitments to sell mortgage loans	$11,801	$11,801

Standby letters of credit	$112,690	$112,690

Commitments to extend credit:
Lines of credit	$1,171,411	$1,171,411
Letters of credit	41,478	41,478
Commitments to originate loans	455,136	455,136

Total commercial commitments	$1,668,025	$1,668,025

(1)	$30.7 million of tax liability, including accrued interest of $8.6 million, associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause cancel the unused credit facility.

Capital
     The Corporation’s stockholders’ equity amounted to $1.4 billion as of December 31, 2007, compared to $1.2 billion as of December 31, 2006, an increase of $192.1 million. The increase in stockholders’ equity for 2007 is due to the sale of 9.250 million shares of First BanCorp’s common stock to Scotiabank in a private placement. Scotiabank paid a purchase price of $10.25 per First BanCorp’s common share, for a total purchase price of approximately $94.8 million. The net proceeds to First BanCorp after discounts and expenses were approximately $91.9 million. Scotiabank acquired 10% of First BanCorp’s outstanding common shares as of the close of the transaction. As of December 31, 2007, First BanCorp had 92,504,506 common shares outstanding.
     Additional increases in stockholders’ equity were mainly composed of after-tax adjustments to beginning retained earnings of approximately $91.8 million from the adoption of SFAS 159 and net income of $68.1 million for 2007, partially offset by dividends declared of $64.9 million during 2007.
     As of December 31, 2007, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp, FirstBank Puerto Rico and FirstBank Florida’s regulatory capital ratios as of December 31, 2007 and December 31, 2006, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking Subsidiaries
				Well-
			FirstBank	Capitalized
	First BanCorp	FirstBank	Florida	Minimum
As of December 31, 2007
Total capital (Total capital to risk-weighted assets)	13.86%	13.23%	10.92%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.61%	11.98%	10.42%	6.00%
Leverage ratio (1)	9.29%	8.85%	7.79%	5.00%

As of December 31, 2006
Total capital (Total capital to risk-weighted assets)	12.25%	12.25%	11.35%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.06%	11.02%	10.96%	6.00%
Leverage ratio (1)	7.82%	7.78%	7.91%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida.
     As of December 31, 2007, FirstBank and FirstBank Florida were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio.
Dividends
     For each of the years ended on December 31, 2007, 2006 and 2005, the Corporation declared in aggregate cash dividends of $0.28 per common share. Total cash dividends paid on common shares amounted to $24.6 million for 2007 (or an 88% dividend payout ratio), $23.3 million for 2006 (or a 53% dividend payout ratio) and $22.6 million for 2005 (or a 30% dividend payout ratio). Dividends declared on preferred stock amounted to $40.3 million in 2007, 2006 and 2005.

RISK MANAGEMENT
Background
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
     During 2006 and 2007, management continued to refine and enhance its risk management policies, processes and procedures to maintain effective risk management and governance, including identifying, measuring, monitoring, controlling, mitigating and reporting of all material risks.
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
Reputational Risk
     Reputational risk is the risk to earnings and capital arising from any adverse impact on the Corporation’s market value, capital or earnings of negative public opinion, whether true or not. This risk affects the Corporation’s ability to establish new relationships or services, or to continue servicing existing relationships.
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
Risk Management Council
     The RMC is responsible for supporting the CRO in measuring and managing the Corporation’s aggregate risk profile. The RMC executes management’s oversight role regarding risk management. This committee is designed to ensure that the appropriate authorities, resources, responsibilities and reporting are in place to support an effective risk management program. The RMC Council consists of various senior executives throughout the Corporation and meets on a monthly basis. The RMC is responsible for ensuring that the Corporation’s overall risk profile is consistent with the Corporation’s objectives and risk tolerance levels. The RMC is also responsible for ensuring that there are appropriate and effective risk management processes to identify, measure and manage risks on an aggregate basis. Refer to “Interest Rate Risk, Credit Risk, Liquidity, Operational, Legal and Regulatory Risk Management - Operational Risk” discussion below for further details of matters discussed in the RMC.
Other Management Committees
     As part of its governance framework, the Corporation has various risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:
(1)	Management’s Investment and Asset Liability Committee – oversees interest rate and market risk, liquidity management and other related matters. Refer to “—Interest Rate Risk Management” discussion below for further details.

(2)	Information Technology Steering Committee – is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Corporation.

(3)	Bank Secrecy Act Committee – is responsible for oversight, monitoring and reporting of the Corporation’s compliance with Bank Secrecy Act.

(4)	Credit Committees (Delinquency and Credit Management Committee) – oversee and establish standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic reviews of (1) past due loans, (2) overdrafts, (3) non-accrual loans, (4) OREO assets, and (5) the bank’s watch list and non-performing loans.
Executive Officers
     As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:
(1)	Chief Executive Officer and Chief Operating Officer – responsible for the overall risk governance structure.

(2)	Chief Risk Officer – responsible for the oversight of the risk management organization as well as risk governance processes. In addition, the CRO manages the operational risk program.

(3)	Chief Credit Officer – manages the Corporation’s credit risk program.

(4)	Chief Financial Officer – in combination with the Corporation’s Treasurer, manages the Corporation’s interest rate and market and liquidity risks programs and in combination with the Corporation’s Chief Accounting Officer is responsible for the implementation of accounting policies and practices in accordance with generally accepted accounting principles in the United States and applicable regulatory requirements.

(5)	Chief Accounting Officer – responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with generally accepted accounting principles in the United States and applicable regulatory requirements.
Other Officers
     In addition to the centralized Enterprise Risk Management function, certain lines of business and corporate functions have their own Risk Managers and support staff. The Risk Managers, while reporting directly within their respective line of business or function, facilitate communications with the Corporation’s risk functions and works in partnership with the CRO to ensure alignment with sound risk management practices and expedite the implementation of the enterprise risk management framework and policies.
Interest Rate Risk, Credit Risk, Liquidity, Operational, Legal and Regulatory Risk Management
     The following discussion highlights First BanCorp’s adopted policies and procedures for interest rate risk, credit risk, liquidity risk, operational risk, legal and regulatory risk.
Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. The Management’s Investment and Asset Liability Committee of the Corporation (“MIALCO”) oversees interest rate risk, liquidity management and other related matters. The MIALCO, which reports to the Investment Sub-committee of the Board of Directors’ Asset/Liability Risk Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Risk Officer, the Whole-Sale Banking Executive, the Risk Manager of the Treasury and Investment Department, the Financial Risk Manager and the Treasurer.
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
     The Corporation performs on a quarterly basis a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year and a five-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
     (1) using a static balance sheet as the Corporation had on the simulation date, and
     (2) using a growing balance sheet based on recent growth patterns and strategies.
     The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, deposits decay and other factors which may be important in projecting the future growth of net interest income.
     The Corporation uses asset-liability management software to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. For the December 31, 2007 simulation and based on the significant downward shift in rates experienced at the beginning of 2008, the Corporation’s MIALCO decided to update the rates as of the end of January 2008 and use these as the starting point for the projections.
     These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Corporation over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. During 2007, the Corporation began a process of refining and enhancing interest rate risk measurement and analysis. The Corporation is in the process of implementing a more sophisticated software to measure the Corporation’s interest rate risk profile.
     The following table presents the results of the simulations as of December 31, 2007 and 2006. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and SFAS 159 liabilities:

	December 31, 2007				December 31, 2006
	Net Interest Income Risk (projected for 2008)				Net Interest Income Risk (projected for 2007)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	($8.1)	(1.64%)	($8.4)	(1.66%)	($34.6)	(6.86%)	($36.9)	(7.1%)
-200 bps ramp	($13.2)	(2.68%)	($13.2)	(2.60%)	50.7	10.1%	20.4	3.9%
     Future net interest income could be affected by the Corporation’s investments in callable securities. The recent drop in the long end of the yield curve has the effect of increasing the probability of the exercise of embedded calls in the approximately $2.1 billion U.S. Agency securities portfolio during 2008.
     The decrease in net interest income risk from 2006 to 2007, on growing balance sheet scenario, primarily relates to the change in the mix of floating and fixed rate assets and liabilities. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Corporation’s assets and liabilities, the maturity and the repricing frequency of the liabilities has been extended to longer terms. Also, the concentration of long-term fixed rate securities has been reduced.
     Derivatives. First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, the interest rate swaps are utilized to convert fixed-rate brokered certificates of deposit (liabilities), mainly those with long-term maturities, to a variable rate to better match the variable rate nature of these loans.
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

     The following table summarizes the notional amount of all derivative instruments as of December 31, 2007 and 2006:

	Notional Amount
	As of December 31,
	2007	2006
	(Dollars in thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,212	$80,720
Receive fixed versus pay floating	4,164,261	4,802,370
Embedded written options	53,515	13,515
Purchased options	53,515	13,515
Written interest rate cap agreements	128,075	125,200
Purchased interest rate cap agreements	294,982	330,607

	$4,774,560	$5,365,927

The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of December 31, 2007 and 2006:

	Notional Amount
	December 31,
	2007	2006
	(Dollars in thousands)
Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit, notes payable and loans	$4,244,473	$336,473
Embedded options on stock index deposits	53,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	13,515
Written interest rate cap agreements	128,075	125,200
Purchased interest rate cap agreements	294,982	330,607

Total derivatives not designated as hedge	4,774,560	819,310

Designated hedges:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$—	$4,381,175
Interest rate swaps used to hedge fixed and step rate notes payable	—	165,442

Total fair value hedges	—	4,546,617

Total	$4,774,560	$5,365,927

     The majority of the Corporation’s derivatives represent interest rate swaps used mainly to convert long-term fixed-rate brokered CDs to a variable rate. A summary of these interest rate swaps as of December 31, 2007 and 2006 follows:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$80,212	$80,720
Weighted average receive rate at year end	7.09%	7.38%
Weighted average pay rate at year end	6.75%	6.37%
Floating rates range from 167 to 252 basis points over LIBOR rate

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$4,164,261	$4,802,370
Weighted average receive rate at year end	5.26%	5.16%
Weighted average pay rate at year end	5.07%	5.42%
Floating rates range from minus 5 basis points to 11 basis points over 3- month LIBOR rate
     The changes in notional amount of interest rate swaps outstanding during the years ended December 31, 2007 and 2006 follows:

Notional amount
(Dollars in thousands)
Pay-fixed and receive-floating swaps:
Balance at December 31, 2005	$109,320
Canceled and matured contracts	(28,600)
New contracts	—

Balance at December 31, 2006	80,720
Canceled and matured contracts	(508)
New contracts	—

Balance at December 31, 2007	$80,212

Receive-fixed and pay floating swaps:
Balance at December 31, 2005	$5,751,128
Canceled and matured contracts	(948,758)
New contracts	—

Balance at December 31, 2006	4,802,370
Canceled and matured contracts	(638,109)
New contracts	—

Balance at December 31, 2007	$4,164,261

     As of December 31, 2007, derivatives not designated or not qualifying for hedge accounting with a positive fair value of $14.7 million (December 31, 2006 — $15.0 million) and a negative fair value of $67.2 million (December 31, 2006 — $16.3 million) were recorded as part of “Other Assets” and “Accounts payable and other liabilities,” respectively, in the Consolidated Statements of Financial Condition. As of December 31, 2006, derivatives qualifying for fair value hedge accounting with a negative fair value of $126.7 million were recorded as part of “Accounts payable and other liabilities” in the Consolidated Statement of Financial Condition.
     Derivative instruments, such as interest rate swaps, are subject to market risk. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered certificates of deposit and medium-term notes to variable payments (receive fixed/pay floating). As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates. In addition, effective January 1, 2007 the Corporation adopted SFAS 159 for a substantial portion of its brokered certificates of deposit portfolio and certain medium-term notes for which changes in fair value are also recorded in current period earnings.
     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:
Fair Value Change

Year Ended
(Dollars in thousands)	December 31, 2007
Fair value of contracts outstanding at the beginning of the year	$(127,978)
Contracts realized or otherwise settled during the year	15,062
Changes in fair value during the year	60,466

Fair value of contracts outstanding at the end of the year	$(52,450)

Source of Fair Value

(Dollars in thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of December 31, 2007	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Prices provided by external sources	$(122)	$(743)	$(680)	$(52,450)	$(52,450)

     Prior to April 2006, none of the derivative instruments held by the Corporation qualified for hedge accounting. Effective April 3, 2006, the Corporation adopted the long-haul method of effectiveness testing under SFAS 133 for substantially all of the interest rate swaps that hedge its callable brokered CDs and medium-term notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent the changes in the fair value of the derivative do not offset the changes in fair value of the hedged liability. Prior to the implementation of fair value hedge accounting, the Corporation recorded, as part of interest expense, unrealized losses in the valuation of interest rate swaps of approximately $69.7 million during the first quarter of 2006.
     Effective January 1, 2007, the Corporation decided to early adopt SFAS 159 for its callable brokered CDs and certain fixed medium-term notes (“Notes”) that were hedged with interest rate swaps. One of the main considerations to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133. Upon adoption of SFAS 159, First BanCorp selected the fair value measurement for approximately $4.4 billion, or 63%, of the brokered CDs portfolio and for approximately $15.4 million, or 9%, of the Notes. The CDs and Notes chosen for the fair value measurement option were hedged at January 1, 2007 by callable interest rate swaps with the same terms and conditions. The adoption of SFAS 159 resulted in a positive after-tax impact to retained earnings of approximately $91.8 million. Under SFAS 159, this one-time credit was recognized as an adjustment to beginning retained earnings.
          As a result of the implementation of SFAS 159 and the discontinuance of hedge accounting, all of the derivative instruments held by the Corporation as of December 31, 2007 were considered economic undesignated hedges.
     The decrease in the notional amount of derivative instruments during 2007 is partially due to: (1) the termination of certain interest rate swaps that were no longer economically hedging brokered CDs as the notional balances exceeded those of the brokered CDs, and (2) the termination of an interest rate swap that economically hedged the $150 million medium-term note redeemed during the second quarter of 2007. The notional amount of the interest rate swaps previously held to economically hedge brokered CDs that were cancelled during 2007 amounted to $142.2 million with a weighted-average pay-rate of 5.38% and a weighted-average receive-rate of 5.22%. The interest rate swap previously held to economically hedge the $150 million medium-term note had a notional amount of $150.0 million with a pay-rate of 6.00% and a receive-rate of 5.54% at the time of cancellation.

     The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The credit risk of derivatives arises from the potential of default from the counterparty. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default.
Derivative Counterparty Credit Exposure
(Dollars in thousands)

(Dollars in thousands)	December 31, 2007
			Total
	Number of		Exposure at	Negative	Total
Rating (1)	Counterparties (2)	Notional	Fair Value (3)	Fair Values	Fair Value
AA	1	$90,016	$—	$(929)	$(929)
AA-	5	2,411,575	7,057	(32,161)	(25,104)
A+	5	2,010,491	5,079	(24,091)	(19,012)
A	1	74,400	2,305	(875)	1,430
CCC	1	3,768	72	—	72

Subtotal	13	$4,590,250	$14,513	$(58,056)	$(43,543)

Other derivatives:
Caps (4)		128,075	—	(47)	(47)
Equity-indexed options (4)		53,515	—	(9,048)	(9,048)
Loans (4)		2,720	188	—	188

		$4,774,560	$14,701	$(67,151)	$(52,450)

(Dollars in thousands)	December 31, 2006
			Total
	Number of		Exposure at	Negative	Total
Rating (1)	Counterparties (2)	Notional	Fair Value (3)	Fair Values	Fair Value
AA+	1	$240,772	$—	$(6,553)	$(6,553)
AA-	7	3,088,244	3,082	(87,046)	(83,964)
A+	4	1,690,069	2,843	(44,637)	(41,794)
BBB-	1	205,407	9,088	—	9,088

Subtotal	13	$5,224,492	$15,013	$(138,236)	$(123,223)

Other derivatives:
Caps (4)		125,200	—	(390)	(390)
Equity-indexed options (4)		13,515	—	(4,347)	(4,347)
Loans (4)		2,720	—	(18)	(18)

		$5,365,927	$15,013	$(142,991)	$(127,978)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings

(2)	Based on legal entities. Affiliated legal entities are reported separetely.

(3)	For each counterparty, this amount includes derivatives with a positive fair value excluding the related accured interest receivable/payable.

(4)	These derivatives represent transactions sold to local companies or institutions for which a credit rating is not readily available. The credit exposure is mitigated because a transactions with the same terms and conditions was bought with a rated counterparty.
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First Bancorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific condition, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, quality control and an established delinquency committee. The Corporation also employs proactive collection and loss mitigation efforts.
     The Corporation may also encounter risk of default in relation to its securities portfolio. The securities held by the Corporation are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and are deemed to be of the highest credit quality.
     Management’s Credit Committee, comprised of the Corporation’s Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. Those goals and objectives are documented in the Corporation’s Credit Policy.
Allowance for Loan and Lease Losses and Non-performing Assets
     Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The Corporation establishes the allowance for loan and lease losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated probable losses of assets not classified. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan and lease loss experience, current economic conditions, the fair value of the underlying collateral, and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States (principally the state of Florida), the U.S.VI or British VI may contribute to delinquencies and defaults, thus necessitating additional reserves.

     For small, homogeneous loans, including residential mortgage loans, auto loans, consumer loans, finance lease loans, and commercial and construction loans in amounts under $1.0 million, the Corporation evaluates a specific allowance based on average historical loss experience for each corresponding type of loans and market conditions. The methodology of accounting for all probable losses is made in accordance with the guidance provided by SFAS 5, “Accounting for Contingencies.”
     Commercial and construction loans in amounts over $1.0 million are individually evaluated on a quarterly basis for impairment in accordance with the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan.” A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired, as it did recently with respect to loan relationships in the Miami Agency and in Puerto Rico, which are discussed below, and for certain loans on a spot basis selected by specific characteristics such as delinquency levels and loan-to-value ratios. Should the appraisal show a deficiency, the Corporation records an allowance for loan losses related to these loans.
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
     In 2006, the Corporation hired an independent consulting firm to perform an assessment of the residential real estate loan portfolio in Puerto Rico. This review included, among other things, the purchase of realtors’ data to confirm recent property values and purchase of appraisers’ databases for the same reason. The independent assessment determined that, based on the deterioration of the economic conditions in Puerto Rico and the increase in the home price index in Puerto Rico, the Corporation needed to increase its allowance for loan and lease losses.
     The Corporation continues to update the analysis on a yearly basis, the latest being in March 2007 when the Corporation obtained similar results. Historically, the residential real estate portfolio losses have not been significant. More than 90% of the residential loan portfolio is fixed rate, thus there is no re-pricing risk.
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
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands or the U.S. mainland, the performance of the Corporation’s loan portfolio and the value of the collateral backing the transactions are dependent upon the performance of and conditions within each specific area real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven not by demand but more by the purchasing power of the consumers and general economic conditions. However, the outlook is for a stable real estate market with values not growing in certain areas due to the self-inflicted wounds associated with the governmental and political environment in Puerto Rico. The Corporation is protected by healthy loan to value ratios set upon original approval and driven by the Corporation’s regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly strong.

     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year ended December 31,	2007	2006	2005	2004	2003
(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$158,296	$147,999	$141,036	$126,378	$111,911
Provision for loan and lease losses	120,610	74,991	50,644	52,799	55,916

Loans charged-off:
Residential real estate	(985)	(997)	(945)	(254)	(475)
Commercial and Construction	(15,170)	(6,036)	(8,558)	(6,190)	(6,488)
Finance leases	(10,393)	(5,721)	(2,748)	(2,894)	(2,424)
Consumer	(68,282)	(64,455)	(39,669)	(34,704)	(38,745)
Recoveries	6,092	12,515	6,876	5,901	6,683

Net charge-offs	(88,738)	(64,694)	(45,044)	(38,141)	(41,449)

Other adjustments (1)	—	—	1,363	—	—

Allowance for loan and lease losses, end of year	$190,168	$158,296	$147,999	$141,036	$126,378

Allowance for loan and lease losses to year end total loans receivable	1.61%	1.41%	1.17%	1.46%	1.80%
Net charge-offs to average loans outstanding during the year	0.79%	0.55%	0.39%	0.48%	0.66%

Provision for loan and lease losses to net charge-offs during the year	1.36	x	1.16	x	1.12	x	1.38	x	1.35	x

(1)	Represents allowance for loan losses from the acquisition of First Bank Florida.

     The following table sets forth information concerning the allocation of the Corporation’s allowance for loan losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:
Allocation of Allowance for Loan and Lease Losses

As of December 31,	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$8,240	27%	$6,488	25%	$3,409	18%	$1,595	14%	$4,298	15%

Commercial mortgage loans	13,699	11%	13,706	11%	9,827	9%	8,958	7%	11,746	10%

Construction loans	38,108	12%	18,438	13%	12,623	9%	5,077	4%	3,710	5%

Commercial loans (including loans to local financial institutions)	63,030	33%	53,929	32%	58,117	48%	70,906	59%	58,084	52%

Finance leases	6,445	3%	6,194	3%	4,684	2%	4,043	2%	4,310	2%

Consumer loans	60,646	14%	59,541	16%	59,339	14%	50,457	14%	44,230	16%

Total Allowance for Loan and Lease Losses	$190,168	100%	$158,296	100%	$147,999	100%	$141,036	100%	$126,378	100%

     First BanCorp’s allowance for loan and lease losses was $190.2 million as of December 31, 2007, compared to $158.3 million as of December 31, 2006 and $148.0 million as of December 31, 2005. First BanCorp’s ratio of the allowance for loan and lease losses to period end total loans was 1.61% as of December 31, 2007, compared to 1.41% as of December 31, 2006 and 1.17% as of December 31, 2005. The provision for loan and lease losses for the year ended December 31, 2007 amounted to $120.6 million, compared to $75.0 million and $50.6 million for 2006 and 2005, respectively. The increase in the provision was primarily due to deterioration in the credit quality of the Corporation’s loan portfolio, which is associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. In particular, the increase is mainly related to specific and general provisions related to the Miami Agency construction loan portfolio and increases in the general reserves allocated to the consumer loan portfolio.
     The provision for loan losses totaled 136% of net charge-offs for the year ended December 31, 2007, compared with 116% of net charge-offs for the same period in 2006 and 112% for the same period in 2005. Net charge-offs for 2007 increased by $24.0 million compared to the 2006. The increase in net charge-offs during 2007 was mainly composed of higher charge-offs in commercial and construction loans, finance leases and consumer loans of approximately $9.1 million, $4.7 million and $3.8 million, respectively. The increase in charge-offs was impacted by weak economic conditions in Puerto Rico and the slowdown in the U.S. housing sector. The market in Puerto Rico has been affected and may continue to be affected by issues related to the Puerto Rico economy associated with Government budgetary matters and political issues.
     The U.S. mainland real estate market also has slowed, influenced, among other things, by decreases in property values, increases in property taxes and insurance premiums, the tightening of credit origination standards, overbuilding in certain areas and general market economic conditions that may threaten the performance of the Corporation’s loan portfolio in the U.S. mainland, principally the Corporation’s construction loan portfolio in the Miami Agency. Approximately 44% of the Corporation’s exposure in the U.S. mainland is comprised of construction loans, including condo-conversion loans. However, the Corporation expects a stable performance on its construction loan portfolio in the U.S. mainland due to the overall comfortable loan-to-value ratios coupled with a group of strong developers.
     The Corporation also does business in the Eastern Caribbean Region, where the Corporation’s loan portfolio is stable. Growth has been fueled by a recent Government change and an expansion in the construction, residential mortgage and small loan business sectors. The Corporation expects a stable performance on its loan portfolio in the Eastern Caribbean region.
     Prior to the $8.1 million specific loan loss reserve recognized during the third quarter of 2007, the Corporation’s specific allowance remained relatively unchanged from the 2006 year-end because of the timing of the identification of the impaired loans and the nature of the loans. Most of First BanCorp’s loan portfolios have real estate collateral (excluding the consumer loan portfolio). Further, most of its impaired loans have real estate collateral. Given that the real estate market in Puerto Rico has not experienced significant declines in market values, the market value of the real estate collateral of impaired loans in Puerto Rico (after deducting the estimated cost to sell and other necessary adjustments, etc.) has been sufficient to cover the recorded investment.
     There are two main factors that accounted for the net increase in impaired loans during 2007: (i) the aforementioned troubled loan relationship in the Miami Agency totaling $46.4 million as of December 31, 2007 after the sale of one loan in the relationship, with a principal balance of approximately $14.1 million, during the fourth quarter of 2007 and (ii) one loan relationship in Puerto Rico related to several credit facilities totaling $36.3 million as of December 31, 2007. At the same time, the Corporation’s impaired loans decreased by approximately $30.6 million during 2007 (other than the sale of the impaired loan in the Miami Agency) as a result of loans paid in full, loans no longer considered impaired and loans charged-off, which had a related impairment reserve of $6.2 million. In addition, the Corporation increased its impaired loans by approximately $28.2 million associated with several individual loans, most of them residential mortgage loans or loans secured by real estate, of which $1.3 million had a related impairment reserve of approximately $0.2 million.
     The loan relationship in the Miami Agency noted above is the only relationship from the Corporation’s Miami Agency that has been placed in non-accrual status as of the date of the filing of this Annual Report on Form 10-K. Since the Corporation determined that foreclosure was the only alternative to collect on the loan, the Corporation determined the four loans in the relationship to be impaired as of June 30, 2007 and evaluated the fair value of the collateral. Based on an analysis performed at the time at which the loans were classified as impaired, no impairment was necessary because the loans were fully collateralized and secured with real estate. The impairment analysis performed at the time incorporated appraisals used in the granting of the loans. During the latter part of the third quarter and the beginning of the fourth quarter, the Corporation performed an impairment analysis of all four loans. This analysis was performed by the Credit Risk area after an analysis of key factors such as selling expenses, estimated time to sell and a detailed review of new appraisals received. The Corporation determined that there was a collateral deficiency of approximately $8.1 million, thus, an additional provision to the Corporation’s loan loss reserves was necessary due to the impairment of the collateral on the loan relationship.
     The Corporation recorded a charge-off of $3.3 million in connection with the sale of one loan in the above noted relationship in the Miami Agency during the fourth quarter of 2007. Such sale was made at a price that exceeded the recorded investment in the loan (loan receivable less specific reserve) by approximately $1 million.
     The Corporation has been working with authorized representatives of the borrower to mitigate the ultimate loss from this relationship. To date, the Corporation has hired an external legal counsel to support the loan collection effort; in addition, the Corporation entered into a “Management Agreement” with a specialized realty company that will manage, lease, operate, maintain and repair three of the projects for and on behalf of the Corporation. The Corporation has incurred out-of pocket expenditures, including legal fees, in connection with the resolution of the relationship described above, amounting to approximately $1.5 million. First BanCorp’s expenditures ultimately will depend on the length of time, the amount of professional assistance required, the nature of the proceedings in which the loans are finally foreclosed and the amount of proceeds upon the disposition of the collateral and other factors not susceptible to current estimation.
     The troubled loan relationship in Puerto Rico became impaired in the second quarter of 2007. A total of $36.3 million was deemed impaired as of December 31, 2007. Although the loan continues to be impaired as of December 31, 2007, due to a moratorium of principal payments and decline in cash flows of the borrower’s business, the Corporation will continue to analyze on a quarterly basis the available collateral to determine if there is any collateral deficiency.

Non-accruing and Non-performing Assets
     Total non-performing assets are the sum of non-accruing loans, foreclosed real estate, other repossessed properties and non-accruing investment securities. Non-accruing loans and investments are loans and investments as to which interest is no longer being recognized. When loans and investments fall into non-accruing status, all previously accrued and uncollected interest is reversed and charged against interest income.
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
     The Corporation may also classify loans in non-accruing status and recognize revenue only when cash payments are received because of the deterioration in the financial condition of the borrower and payment in full of principal or interest is not expected. The Corporation started during the third quarter of 2007 a loan loss mitigation program providing homeownership preservation assistance. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.

     The following table presents non-performing assets as of the dates indicated:

As of December 31,	2007	2006	2005	2004	2003
		(Dollars in thousands)
Non-accruing loans:
Residential real estate	$209,077	$114,828	$54,777	$31,577	$26,327
Commercial, commercial real estate and construction	148,939	82,713	35,814	32,454	38,304
Finance leases	6,250	8,045	3,272	2,212	3,181
Consumer	48,784	46,501	40,459	25,422	17,713

	413,050	252,087	134,322	91,665	85,525

Other real estate owned	16,116	2,870	5,019	9,256	4,617
Other repossessed property	10,154	12,103	9,631	7,291	6,879
Investment securities	—	—	—	—	3,750

Total non-performing assets	$439,320	$267,060	$148,972	$108,212	$100,771

Past due loans	$75,456	$31,645	$27,501	$18,359	$23,493
Non-performing assets to total assets	2.56%	1.54%	0.75%	0.69%	0.79%
Non-accruing loans to total loans	3.50%	2.24%	1.06%	0.95%	1.21%
Allowance for loan and lease losses	$190,168	$158,296	$147,999	$141,036	$126,378
Allowance to total non-accruing loans	46.04%	62.79%	110.18%	153.86%	147.77%
Allowance to total non-accruing loans excluding residential real estate loans	93.23%	115.33%	186.06%	234.72%	213.48%
     As a result of the increase in delinquencies, the Corporation’s non-accruing loans to total loans ratio increased 126 basis points from 2.24% as of December 31, 2006 to 3.50% as of December 31, 2007 and total non-accruing loans increased by $161.0 million, or 64%, from $252.1 million as of December 31, 2006 to $413.1 million as of December 31, 2007. The increase in non-performing loans as of December 31, 2007, compared to December 31, 2006, was mainly attributable to two factors: (i) continued increase in non-performing loans in residential real estate of approximately $94.2 million, or 82%, mostly in Puerto Rico, and (ii) classification as non-accrual of one loan relationship in the Corporation’s Miami Agency of approximately $46.4 million, net of charge-offs recorded to this relationship in the fourth quarter of 2007. Since the third quarter of 2006, the Corporation decided to limit the origination of, and thereby reduce the exposure to, condo conversion loans in the U.S. mainland. As a result, the condo conversion loan portfolio decreased from its peak in May 2006 of approximately $653 million to approximately $305 million as of December 31, 2007, including the $46.4 million in non-accrual loans. In view of current conditions, the Corporation may experience further deterioration in this portfolio as the market attempts to absorb an oversupply of available property inventory in the face of the deteriorating real estate market.
     With respect to the increasing trends in non-performing residential mortgage loans, during the third quarter of 2007, the Corporation established a loan loss mitigation program providing homeownership preservation assistance. First BanCorp has completed approximately 183 loan modifications, related to residential mortgage loans with an outstanding balance of $26.0 million before the modification, that involves changes in one or more of the loan terms to bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the loans maturity and modifications to the loan rate. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.
     The Corporation’s residential mortgage loan portfolio amounted to $3.2 billion or approximately 27% of the total loan portfolio as of December 31, 2007. More than 90% of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans that have a lower risk than the typical sub-prime loans that have already affected the U.S. real estate market. The Corporation has not been active in negative amortization loans or option adjustable rate mortgage loans (ARMs) with teaser rates.

     As of December 31, 2007, the ratio of allowance for loan and lease losses to total non-accruing loans was 46.04%, compared to 62.79% as of December 31, 2006. The decrease mainly reflects a higher proportion of loans collateralized by real estate to total non-accruing loans. Historically, the Corporation has experienced the lowest rate of losses on its residential real estate portfolio as the real estate market in Puerto Rico has not shown significant declines in the market value of properties and the overall comfortable loan-to-value ratios. As a consequence, the provision and allowance for loans and lease losses did not increase proportionately with the increase in non-accruing loans. The annualized ratio of residential mortgage loans net charge-offs to average mortgage loans was 0.03% for the year ended December 31, 2007.
Liquidity Risk
     Liquidity refers to the level of cash and eligible loans and investments to meet loan and investment commitments, potential deposit outflows and debt repayments. MIALCO, using measures of liquidity developed by management, which involves the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The Treasury and Investments Division reviews the measures on a weekly basis.
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
     Over the last four years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc., with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 27% at December 31, 2007. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive, if needed, liquidity from the sale of mortgage loans in the secondary market. Recent disruptions in the credit markets and a reduced investors’ demand for mortgage debt have adversely affected the liquidity of the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC.
     A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary. In the event that the Corporation’s Bank subsidiary falls under the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Bank currently complies with the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. In addition, the average term to maturity of the retail brokered CDs was approximately 6 years as of December 31, 2007. Approximately 61% of the value of these certificates is callable at the Bank’s option.
     Certificates of deposit with denominations of $100,000 or higher amounted to $8.1 billion as of December 31, 2007 of which $7.2 billion were brokered CDs.
     The following table presents a maturity summary of brokered CDs with denominations of $100,000 or higher as of December 31, 2007:

Total
(In thousands)
Less than one year	$2,570,956
Over one year to five years	1,282,738
Over five years to ten years	1,009,044
Over ten years	2,314,323

Total	$7,177,061

The Corporation’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at a reasonable cost. The alternative sources of liquidity include the sale of assets; including commercial loan participations and residential mortgage loans, securitization of auto loans, and the Federal Reserve Borrowings in Custody program.
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
     The Corporation classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate wide risks, such as information security, business recovery, legal and compliance, the Corporation has specialized groups, such as the Legal Department, Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are discussed in the RMC.
Legal and Regulatory Risk
     Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In 2006 as part of the implementation of the enterprise risk management framework, the Corporation revised and implemented a new corporate compliance function, headed by a newly designated Compliance Director. The Corporation’s Compliance Director reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation an enterprise-wide compliance risk assessment process. The Compliance Officers roles were also established in each major business areas with direct reporting relationships to the Corporate Compliance Group.
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
Concentration Risk
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation continues diversifying its geographical risk as evidenced by its operations in the Virgin Islands and through FirstBank Florida.
     The Corporation has a significant lending concentration of $382.6 million in one mortgage originator in Puerto Rico, Doral, as of December 31, 2007. The Corporation has outstanding $242.0 million with another mortgage originator in Puerto Rico, R&G Financial, for total loans to mortgage originators amounting to $624.6 million as of December 31, 2007. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit). Of the total gross loans of $11.8 billion for 2007, approximately 80% have credit risk concentration in Puerto Rico, 12% in the United States and 8% in the Virgin Islands.
Selected Quarterly Financial Data
     Financial data showing results of the 2007 and 2006 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2007
	March 31	June 30	September 30	December 31
		(Dollars in thousands, except for per share results)
Interest income	$298,585	$305,871	$295,931	$288,860
Net interest income	117,435	117,215	105,029	111,337
Provision for loan losses	24,914	24,628	34,260	36,808
Net income	22,832	23,795	14,142	7,367
Net income (loss) attributable to common stockholders	12,763	13,726	4,073	(2,702)
Earnings (loss) per common share-basic	$0.15	$0.16	$0.05	$(0.03)
Earnings (loss) per common share-diluted	$0.15	$0.16	$0.05	$(0.03)

	2006
	March 31	June 30	September 30	December 31
		(Dollars in thousands, except for per share results)
Interest income	$327,705	$344,443	$317,711	$298,954
Net interest income	72,819	126,238	122,702	121,935
Provision for loan and lease losses	19,376	9,354	20,560	25,701
Net income	3,863	31,803	26,682	22,286
Net (loss) income attributable to common stockholders	(6,206)	21,734	16,613	12,217
(Loss) earnings per common share-basic	$(0.08)	$0.26	$0.20	$0.16
(Loss) earnings per common share-diluted	$(0.08)	$0.26	$0.20	$0.15
Fourth Quarter Financial Summary
     The financial results for the fourth quarter of 2007, as compared to the same period in 2006, were principally impacted by the following items on a pre-tax basis:
-	An increase in the provision for loan and lease losses of $11.1 million for fourth quarter of 2007, as compared to the fourth quarter of 2006, due to higher provisions for the commercial and construction loan portfolios, particularly to the Miami Agency construction loan portfolio, attributed to the slowdown in the United States housing market.

-	A decrease in net interest income of $10.6 million for the fourth quarter of 2007, as compared to the same period in 2006. During 2007 and 2006, net interest income was impacted by the valuation changes and hedging activities. The Corporation recorded a net unrealized loss in valuation changes of $3.3 million for the fourth quarter of 2007, compared to a net unrealized gain of $6.3 million for the same period in 2006. The negative fluctuation is principally attributable to the fair value of certain derivative instruments, known as “referenced interest rate caps” that the Corporation bought in 2004 to mainly hedge interest rate risk inherent in certain mortgage-backed securities. While rates rose through mid-2006 the caps appreciated in value. As the economic cycle turned and rates began to fall along with expectations of further drops, the value of the caps diminished. The value of the caps is related to current rates as well as to forward rate expectations. The unrealized loss on the referenced interest rate caps for the fourth quarter of 2007 amounted to $3.7 million compared to an unrealized loss of $0.9 million for the fourth quarter of 2006. Furthermore, the Corporation recorded lower net non-cash gains ($0.5 million for the fourth quarter of 2007 compared to $7.2 million for the fourth quarter of 2006) related to changes in the fair value of other derivative instruments and financial liabilities that were elected to be measured at fair value upon adoption of SFAS 159, in 2007.

-	An increase in non-interest expenses of $7.8 million for the fourth quarter of 2007, as compared to the same period in 2006, in particular increases in employees’ compensation and benefits, including the voluntary separation program charge of $3.3 million recognized during the fourth quarter, the deposit insurance premium expense resulting from changes in the premium calculation by the Federal Deposit Insurance Corporation (“FDIC”) and increases in occupancy and equipment expenses mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices. Increases in foreclosure-related expenses were also experienced during the fourth quarter of 2007 relating to the previously reported impaired loan relationship in the Miami Agency.

-	An increase of $5.6 million in non-interest income for the fourth quarter of 2007, as compared to the same period in 2006. This increase is due to aggregate realized gains of $4.7 million on the sale of approximately $443 million of FNMA and GNMA mortgage-backed securities, $100 million of U.S. Treasury investment securities and certain equity securities, compared to a realized gain of $1.6 million for the same quarter a year ago coupled with lower other-than-temporary impairment charges related to the Corporation’s investment securities portfolio.
     Notwithstanding the decrease in net interest income for the fourth quarter of 2007, as compared to the fourth quarter of 2006, the Corporation’s net interest income showed signs of improvement during the fourth quarter of 2007. Net interest income for the fourth quarter of 2007 rose 6% to $111.3 million from $105.0 million for the previous trailing quarter ended on September 30, 2007. The increase in net interest income is attributable to: (1) an improved net interest margin due to reductions in short-term rates coupled with the further deleverage of the Corporation’s balance sheet by the sale of lower yielding investment securities and use of the proceeds to pay down high cost borrowings, and (2) a lower non-cash net loss resulting from the valuation of derivatives and the valuation of financial liabilities elected to be measured at fair value under the provisions of SFAS 159.
Changes in Internal Controls over Financial Reporting
     Refer to Item 9A.
CEO and CFO Certifications
     First Bancorp's Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1 and 31.2 to this Annual Report on Form 10-K.
     In addition, in 2007, First Bancorp's Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information required herein is incorporated by reference to the information included under the sub caption “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K.

Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements of First BanCorp, together with the report thereon of PricewaterhouseCoopers LLP, First BanCorp’s independent registered public accounting firm, are included herein beginning on page F-1 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     First BanCorp’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2007, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management’s report on Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
     The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.
Changes in Internal Control over Financial Reporting
     There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information in response to this Item is incorporated herein by reference to the sections entitled “Information with Respect to Nominees for Director of First BanCorp, Directors whose Terms Continue and Executive Officers of the Corporation” and “Corporate Governance and Related Matters” contained in Corporation’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of First BanCorp’s 2007 fiscal year.
Item 11. Executive Compensation
     Information in response to this Item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Tabular Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Report” in First BanCorp’s Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information in response to this Item is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” in First BanCorp’s Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information in response to this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” of First BanCorp’s Proxy Statement.
Item 14. Principal Accountant Fees and Services
     Information in response to this Item is incorporated herein by reference to the section entitled “Audit Fees” of First BanCorp’s Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report.
     (1) Financial Statements.
     The following consolidated financial statements of First BanCorp, together with the report thereon of First BanCorp’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated February 29, 2008, are included herein beginning on page F-1:
-	Report of Independent Registered Public Accounting Firm.

-	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.

-	Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2007.

-	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2007.

-	Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2007.

-	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2007.

-	Notes to the Consolidated Financial Statements.
     (2) Financial statement schedules.
     All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (3) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.
Index to Exhibits:

No.	Exhibit
3.1	Certificate of Incorporation(1)

3.2	By-Laws of First BanCorp, as amended effective August 28, 2007

3.3	Certificate of Designation creating the 7.125% non-cumulative perpetual monthly income preferred stock, Series A (2)

3.4	Certificate of Designation creating the 8.35% non-cumulative perpetual monthly income preferred stock, Series B (3)

3.5	Certificate of Designation creating the 7.40% non-cumulative perpetual monthly income preferred stock, Series C (4)

3.6	Certificate of Designation creating the 7.25% non-cumulative perpetual monthly income preferred stock, Series D (5)

3.7	Certificate of Designation creating the 7.00% non-cumulative perpetual monthly income preferred stock, Series E (6)

4.0	Form of Common Stock Certificate(1)

4.1	Form of Stock Certificate for 7.125% non-cumulative perpetual monthly income preferred stock, Series A (2)

4.2	Form of Stock Certificate for 8.35% non-cumulative perpetual monthly income preferred stock, Series B (3)

4.3	Form of Stock Certificate for 7.40% non-cumulative perpetual monthly income preferred stock, Series C (4)

4.4	Form of Stock Certificate for 7.25% non-cumulative perpetual monthly income preferred stock, Series D (5)

4.5	Form of Stock Certificate for 7.00% non-cumulative perpetual monthly income preferred stock, Series E (7)

10.1	FirstBank’s 1987 Stock Option Plan(8)

10.2	FirstBank’s 1997 Stock Option Plan(8)

10.3	Investment agreement between The Bank of Nova Scotia and First BanCorp dated as of February 15, 2007(9)

14.1	Code of Ethics for Senior Financial Officers(10)

14.2	Code of Ethics applicable to all employees(10)

14.3	Policy Statement and Standards of Conduct for Members of Board of Directors, Executive Officers and Principal Shareholders(10)

14.4	Independence Principles for Directors of First BanCorp, as amended effective August 28, 2007

21.1	List of First BanCorp’s subsidiaries

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

(1)	Incorporated by reference from Registration statement on Form S-4 filed by the Corporation on April 15, 1998.

(2)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on March 30, 1999.

(3)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on September 8, 2000.

(4)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on May 18, 2001.

(5)	Incorporated by reference to First BanCorp’s registration statement on Form S-3/A filed by the Corporation on January 16, 2002.

(6)	Incorporated by reference to Form 8-A filed by the Corporation on September 26, 2003.

(7)	Incorporated by reference to Exhibit 4.1 from the Form 8-K filed by the Corporation on September 5, 2003.

(8)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(9)	Incorporated by reference to Exhibit 10.01 from the Form 8-K filed by the Corporation on February 22, 2007.

(10)	Incorporated by reference from the Form 10-K for the year ended December 31, 2003 filed by the Corporation on March 15, 2004.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
FIRST BANCORP.

By:	/s/ Luis M. Beauchamp	Date: 2/29/08

Luis M. Beauchamp Chairman
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Luis M. Beauchamp	Date: 2/29/08

Luis M. Beauchamp
Chairman
President and Chief Executive Officer

/s/ Aurelio Alemán	Date: 2/29/08

Aurelio Alemán
Senior Executive Vice President and
Chief Operating Officer

/s/ Fernando Scherrer	Date: 2/29/08

Fernando Scherrer, CPA
Executive Vice President and
Chief Financial Officer

/s/ Fernando Rodríguez-Amaro	Date: 2/29/08

Fernando Rodríguez Amaro,
Director

/s/ Jorge L. Díaz	Date: 2/29/08

Jorge L. Díaz,
Director

/s/ Sharee Ann Umpierre-Catinchi	Date: 2/29/08

Sharee Ann Umpierre-Catinchi,
Director

/s/ José Teixidor	Date: 2/29/08

José Teixidor, Director

/s/ José L. Ferrer-Canals	Date: 2/29/08

José L. Ferrer-Canals, Director

/s/ José Menéndez-Cortada	Date: 2/29/08

José Menéndez-Cortada, Lead
Director

/s/ Frank Kolodziej	Date: 2/29/08

Frank Kolodziej, Director

/s/ Héctor M. Nevares	Date: 2/29/08

Héctor M. Nevares, Director

/s/ José F. Rodríguez	Date: 2/29/08

José F. Rodríguez, Director

/s/ Pedro Romero	Date: 2/29/08

Pedro Romero, CPA
Senior Vice President and
Chief Accounting Officer

Management’s Report on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of First BanCorp:
The management of First BanCorp (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA).
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
The management of First BanCorp has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Corporation used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2007.
The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
/s/ Luis Beauchamp
Luis Beauchamp
Chairman of the Board, President
and Chief Executive Officer
/s/ Fernando Scherrer
Fernando Scherrer
Executive Vice President
and Chief Financial Officer

PricewaterhouseCoopers LLP
254 Muñoz Rivera Avenue
BBVA Tower, 9 th Floor
Hato Rey, PR 00918
Telephone (787) 754-9090
Facsimile (787) 766-1094
Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of First BanCorp
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries (the “Corporation”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Corporation has adopted in 2007 FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. In addition, the Corporation changed the manner in which it accounts for share-based compensation in 2006.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of First BanCorp’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
San Juan, Puerto Rico
February 29, 2008
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2010
Stamp 2287582 of P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except for share information)	December 31, 2007	December 31, 2006
Assets
Cash and due from banks	$195,809	$112,341

Money market instruments	148,579	377,296

Federal funds sold	7,957	42,051
Time deposits with other financial institutions	26,600	37,123

Total money market investments	183,136	456,470

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	789,271	1,373,467
Other investment securities	497,015	326,956

Total investment securities available for sale	1,286,286	1,700,423

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,522,509	2,661,088
Other investment securities	754,574	686,043

Total investment securities held to maturity, fair value of $3,261,934 (2006 - $3,256,966)	3,277,083	3,347,131

Other equity securities	64,908	40,159

Loans, net of allowance for loan and lease losses of $190,168 (2006 - $158,296)	11,588,654	11,070,446
Loans held for sale, at lower of cost or market	20,924	35,238

Total loans, net	11,609,578	11,105,684

Premises and equipment, net	162,635	155,662
Other real estate owned	16,116	2,870
Accrued interest receivable on loans and investments	107,979	112,505
Due from customers on acceptances	747	150
Other assets	282,654	356,861

Total assets	$17,186,931	$17,390,256

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$621,884	$790,985
Interest-bearing deposits (2007 - includes $4,186,563 measured at fair value)	10,412,637	10,213,302
Federal funds purchased and securities sold under agreements to repurchase	3,094,646	3,687,724
Advances from the Federal Home Loan Bank (FHLB)	1,103,000	560,000
Notes payable (2007 - includes $14,306 measured at fair value)	30,543	182,828
Other borrowings	231,817	231,719
Bank acceptances outstanding	747	150
Accounts payable and other liabilities	270,011	493,995

Total liabilities	15,765,285	16,160,703

Commitments and contingencies (Notes 26, 29 and 32)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	550,100

Common stock, $1 par value, authorized 250,000,000 shares; 102,402,306 shares issued (2006 - 93,151,856 shares)	102,402	93,152
Less: Treasury stock (at par value)	(9,898)	(9,898)

Common stock outstanding	92,504	83,254

Additional paid-in capital	108,279	22,757
Legal surplus	286,049	276,848
Retained earnings	409,978	326,761
Accumulated other comprehensive loss, net of tax benefit of $227 ( 2006 - $221)	(25,264)	(30,167)

Total stockholders’ equity	1,421,646	1,229,553

Total liabilities and stockholders’ equity	$17,186,931	$17,390,256

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share data)	2007	2006	2005
Interest income:
Loans	$901,941	$936,052	$772,100
Investment securities	265,275	281,847	273,604
Money market investments	22,031	70,914	21,886

Total interest income	1,189,247	1,288,813	1,067,590

Interest expense:
Deposits	528,740	605,033	393,152
Federal funds purchased and repurchase agreements	148,309	195,328	179,124
Advances from FHLB	38,464	13,704	32,756
Notes payable and other borrowings	22,718	31,054	30,239

Total interest expense	738,231	845,119	635,271

Net interest income	451,016	443,694	432,319

Provision for loan and lease losses	120,610	74,991	50,644

Net interest income after provision for loan and lease losses	330,406	368,703	381,675

Non-interest income:
Other service charges on loans	6,893	5,945	5,431
Service charges on deposit accounts	12,769	12,591	11,796
Mortgage banking activities	2,819	2,259	3,798
Net (loss) gain on investments and impairments	(2,726)	(8,194)	12,339
Net gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	2,497	(10,640)	—
Rental income	2,538	3,264	3,463
Gain on sale of credit card portfolio	2,819	500	—
Insurance reimbursements and other agreements related to a contingency settlement	15,075	—	—
Other non-interest income	24,472	25,611	26,250

Total non-interest income	67,156	31,336	63,077

Non-interest expenses:
Employees’ compensation and benefits	140,363	127,523	102,078
Occupancy and equipment	58,894	54,440	47,582
Business promotion	18,029	17,672	18,718
Professional fees	20,751	32,095	13,387
Taxes, other than income taxes	15,364	12,428	9,809
Insurance and supervisory fees	12,616	7,067	5,510
Provision for contigencies	—	—	82,750
Other non-interest expenses	41,826	36,738	35,298

Total non-interest expenses	307,843	287,963	315,132

Income before income tax provision	89,719	112,076	129,620
Income tax provision	21,583	27,442	15,016

Net income	$68,136	$84,634	$114,604

Dividends to preferred stockholders	40,276	40,276	40,276

Net income attributable to common stockholders	$27,860	$44,358	$74,328

Net income per common share:
Basic	$0.32	$0.54	$0.92

Diluted	$0.32	$0.53	$0.90

Dividends declared per common share	$0.28	$0.28	$0.28

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$68,136	$84,634	$114,604

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation	17,669	16,810	15,412
Amortization of core deposit intangible	3,294	3,385	3,709
Provision for loan and lease losses	120,610	74,991	50,644
Deferred income tax provision (benefit)	13,658	(31,715)	(60,223)
Stock-based compensation recognized	2,848	5,380	—
Gain on sale of investments, net	(3,184)	(7,057)	(20,713)
Other-than-temporary impairments on available-for-sale securities	5,910	15,251	8,374
Derivative instruments and hedging activities loss	6,134	61,820	73,443
Net gain on sale of loans and impairments	(2,246)	(1,690)	(3,270)
Net (gain) loss on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	(2,497)	10,640	—
Net amortization on premiums and discounts and deferred loan fees and costs	(663)	(2,568)	(1,725)
Amortization of broker placement fees	9,563	19,955	15,124
Accretion of basis adjustments on fair value hedges	(2,061)	(3,626)	—
Net accretion of premium and discounts on investment securities	(42,026)	(35,933)	(30,014)
Amortization of discount on subordinated notes	—	—	544
Gain on sale of credit cards portfolio	(2,819)	(500)	—
(Decrease) increase in accrued income tax payable	(3,419)	(39,702)	28,363
Decrease (increase) in accrued interest receivable	4,397	(8,813)	(43,996)
(Decrease) increase in accrued interest payable	(13,808)	33,910	58,800
Decrease (increase) in other assets	4,408	12,089	(33,206)
(Decrease) increase in other liabilities	(123,611)	14,451	103,543

Total adjustments	(7,843)	137,078	164,809

Net cash provided by operating activities	60,293	221,712	279,413

Cash flows from investing activities:
Principal collected on loans	3,084,530	6,022,633	3,803,804
Loans originated	(3,813,644)	(4,718,928)	(6,058,105)
Purchase of loans	(270,499)	(168,662)	(454,873)
Proceeds from sale of loans	150,707	169,422	120,682
Proceeds from sale of repossessed assets	52,768	50,896	33,337
Purchase of servicing assets	(1,851)	(1,156)	—
Proceeds from sale of available-for-sale securities	959,212	232,483	252,746
Purchase of securities held to maturity	(511,274)	(447,483)	(2,540,827)
Purchase of securities available-for-sale	(576,100)	(225,373)	(1,221,389)
Principal repayments and maturities of securities held to maturity	623,374	574,797	2,511,738
Principal repayments of securities available for sale	214,218	217,828	325,981
Additions to premises and equipment	(24,642)	(55,524)	(28,921)
(Increase) decrease in other equity securities	(23,422)	2,208	41,691
Cash received for net liabilities assumed on acquisition of business	—	—	(78,405)

Net cash (used in) provided by investing activities	(136,623)	1,653,141	(3,292,541)

Cash flows from financing activities:
Net increase (decrease) in deposits	59,499	(1,550,714)	4,120,051
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(593,078)	(1,146,158)	668,521
Net FHLB advances taken (paid)	543,000	54,000	(1,132,000)
Repayments of notes payable and other borrowings	(150,000)	—	(127,993)
Dividends paid	(64,881)	(63,566)	(62,915)
Exercise of stock options	—	19,756	2,094
Issuance of common stock	91,924	—	—
Treasury stock acquired	—	—	(965)

Net cash (used in) provided by financing activities	(113,536)	(2,686,682)	3,466,793

Net (decrease) increase in cash and cash equivalents	(189,866)	(811,829)	453,665
Cash and cash equivalents at beginning of period	568,811	1,380,640	926,975

Cash and cash equivalents at end of period	$378,945	$568,811	$1,380,640

Cash and cash equivalents include:
Cash and due from banks	$195,809	$112,341	$155,849
Money market instruments	183,136	456,470	1,224,791

Total Cash and cash equivalents	$378,945	$568,811	$1,380,640

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2007	2006	2005
Preferred Stock	$550,100	$550,100	$550,100

Common Stock Outstanding:
Balance at beginning of year	83,254	80,875	40,389
Issuance of common stock	9,250	—	—
Common stock issued under stock option plan	—	2,379	76
Treasury stock acquired before June 30, 2005 stock split	—	—	(28)
Shares issued as a result of stock split on June 30, 2005	—	—	40,438

Balance at end of year	92,504	83,254	80,875

Additional Paid-In-Capital:
Balance at beginning of year	22,757	—	4,863
Issuance of common stock	82,674	—	—
Treasury stock acquired	—	—	(937)
Shares issued under stock option plan	—	17,377	2,018
Stock-based compensation recognized	2,848	5,380	—
Adjustment for stock split on June 30, 2005	—	—	(5,944)

Balance at end of year	108,279	22,757	—

Capital Reserve:
Balance at beginning of year	—	—	82,825
Transfer to legal surplus	—	—	(82,825)

Balance at end of year	—	—	—

Legal Surplus:
Balance at beginning of year	276,848	265,844	183,019
Transfer from retained earnings	9,201	11,004	—
Transfer from capital reserve	—	—	82,825

	286,049	276,848	265,844

Retained Earnings:
Balance at beginning of year	326,761	316,697	299,501
Net income	68,136	84,634	114,604
Cash dividends declared on common stock	(24,605)	(23,290)	(22,639)
Cash dividends declared on preferred stock	(40,276)	(40,276)	(40,276)
Cumulative adjustment for accounting change (adoption of FIN 48)	(2,615)	—	—
Cumulative adjustment for accounting change (adoption of SFAS No. 159)	91,778	—	—
Adjustment for stock split on June 30, 2005	—	—	(34,493)
Transfer to legal surplus	(9,201)	(11,004)	—

Balance at end of year	409,978	326,761	316,697

Accumulated Other Comprehensive (Loss) Income, Net of Tax:
Balance at beginning of year	(30,167)	(15,675)	43,636
Other comprehensive income (loss), net of tax	4,903	(14,492)	(59,311)

Balance at end of year	(25,264)	(30,167)	(15,675)

Total Stockholders’ Equity	$1,421,646	$1,229,553	$1,197,841

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2007	2006	2005
Net income	$68,136	$84,634	$114,604

Other comprehensive income (loss):

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,171	(22,891)	(47,839)
Less: Reclassification adjustment for net loss (gain) and other-than-temporary impairments included in net income	2,726	8,194	(12,383)
Income tax benefit related to items of other comprehensive income	6	205	911

Other comprehensive income (loss) for the period, net of tax	4,903	(14,492)	(59,311)

Total comprehensive income	$73,039	$70,142	$55,293

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
     Nature of business
     First BanCorp is a publicly-owned, Puerto Rico-chartered bank holding company that is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the U.S. and British Virgin Islands.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2007, the Corporation controlled four wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), FirstBank Insurance Agency, Inc.(“FirstBank Insurance Agency”), Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and Ponce General Corporation, Inc. (“Ponce General”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency, PR Finance Group is a domestic corporation and Ponce General is the holding company of a federally chartered stock savings association in Florida (USA), FirstBank Florida. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. Within FirstBank, there are two separately regulated businesses: (1) the Virgin Islands operations; and (2) the Miami loan agency (the “Miami Agency”). The U.S. Virgin Islands operations of FirstBank are subject to regulation and examination by the United States Virgin Islands Banking Board, and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank’s loan agency in the State of Florida is regulated by the Office of Financial Regulation of the State of Florida, the Federal Reserve Bank of Atlanta and the Federal Reserve Bank of New York.
     FirstBank Insurance Agency is subject to the supervision, examination and regulation by the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico. PR Finance Group is subject to the supervision, examination and regulation of the OCIF. FirstBank Florida is subject to the supervision, examination and regulation of the Office of Thrift Supervision (the “OTS”).
     As of December 31, 2007, FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, twenty-two branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan agency in Miami, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing and daily rental company with seven offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company with thirty-nine offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with twenty-six offices in FirstBank branches and at stand alone sites and FirstBank Overseas Corporation, an international banking entity (“IBE”) organized under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico: First Insurance Agency VI, Inc., an insurance agency with two offices that sells insurance products in the USVI; First Express, a finance company specializing in the origination of small loans with three offices in the USVI; and First Trade, Inc. which provides foreign sales corporation management services.
     The Corporation also operates in the United States mainland through its federally chartered stock savings association First Bank Florida. FirstBank Florida provides a wide range of banking services to individual and corporate customers through its nine branches in the U.S. mainland.

     Principles of consolidation
     The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust preferred securities are not consolidated in the Corporation’s consolidated financial statements in accordance with the provisions of Financial Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”.
     Reclassifications
     For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2007 presentation.
     Use of estimates in the preparation of financial statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Stock split
     All references to the numbers of common shares and per share amounts in the financial statements and notes to the financial statements have been adjusted to reflect the June 30, 2005 two-for-one common stock split.
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
     Trading - Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2007 and 2006, the Corporation did not hold investment securities for trading purposes.
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

     Premiums and discounts on investment securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method. Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in Non-interest income as net (loss) gain on investments and impairments. Purchases and sales of securities are recognized on a trade-date basis.
     Evaluation of other-than-temporary impairment on held-to-maturity and available-for-sale securities
     The Corporation evaluates for impairment its debt and equity securities when their fair market value has remained below cost for six consecutive months or more, or earlier if other factors indicative of potential impairment exist. Investments are considered to be impaired when their cost exceeds fair market value.
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
     The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more. An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of twelve consecutive months or more.
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
     The Corporation may also classify loans in non-accruing status and recognize revenue only when cash payments are received because of the deterioration in the financial condition of the borrower and payment in full of principal or interest is not expected. In addition, the Corporation started during the third quarter of 2007 a loan loss mitigation program providing homeownership preservation assistance. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.
     Loans held for sale
     Loans held for sale are stated at the lower-of-cost-or-market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income. As of December 31, 2007 and 2006, the aggregate fair value of loans held for sale exceeded their cost.
     Allowance for loan and lease losses
     The Corporation maintains the allowance for loan and lease losses at a level that management considers adequate to absorb losses currently inherent in the loans and leases portfolio. The methodology used to establish the allowance for loan and lease losses is based on Statement of Financial Accounting Standard No. (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118), and SFAS 5, “Accounting for Contingencies.” Under SFAS 114, commercial loans over a predefined amount are identified for impairment evaluation on an individual basis.
     The adequacy of the allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are individually considered homogeneous and each portfolio is evaluated collectively for impairment. In estimating the allowance for loan and lease losses, management uses historical information about loan and lease losses as well as other factors including the effects on the loan portfolio of current economic indicators and their probable impact on the borrowers, information about trends on charge-offs and non-accrual loans, changes in underwriting policies, risk characteristics relevant to the particular loan category and delinquencies. The Corporation measures impairment individually for those commercial and real estate loans with a principal balance exceeding $1 million in accordance with the provisions of SFAS 114. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. An allowance for impaired loans is established based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and for certain loans on a spot basis selected by specific characteristics such as delinquency levels and loan-to-value ratios. Should the appraisal show a deficiency, the Corporation records a specific allowance for loan losses related to these loans.
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
     The allowance for loan and lease losses requires significant judgments and estimates. The Corporation establishes the allowance for loan and lease losses based on whether it has classified the loans and leases as loss or probable loss currently inherent in the portfolio. The Corporation establishes an allowance to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated losses of assets not classified. The adequacy of the allowance for loan and lease losses is based upon a number of factors including historical loan and leases loss experience that may not represent current conditions inherent in the portfolio. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. The Corporation addresses this risk by actively monitoring the delinquency and default experience and by considering current economic and market conditions. Based on the assessments of current conditions, the Corporation makes appropriate adjustments to the historically developed assumptions when necessary to adjust historical factors to account for present conditions.
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
     The transfer of financial assets in which the Corporation surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. SFAS 140, “Accounting for Transfer and Servicing of Financial Assets and Liabilities — a Replacement of SFAS No. 125,” sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered, which includes: (1) the assets must be isolated from creditors of the transferor, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Corporation transfers financial assets and the transfer fails any one of the SFAS 140 criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
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
     The Corporation performed impairment tests for the years ended December 31, 2007, 2006 and 2005 and determined that no impairment was needed to be recognized for those periods for goodwill and other intangible assets. For further disclosures, refer to Note 11 to the consolidated financial statements.
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
     The Corporation adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 reduced the beginning balance of retained earnings as of January 1, 2007 by $2.6 million. Additionally, in connection with the adoption of FIN 48, the Corporation elected to classify interest and penalties, if any, related to unrecognized tax portions as components of income tax expense. Refer to Note 25 for required disclosures and further information on the impact of the adoption of this accounting pronouncement.

     Treasury stock
     The Corporation accounts for treasury stock at par value. Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired. Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited. Any remaining excess is charged to retained earnings.
     Stock-based compensation
     Between 1997 and 2007, the Corporation had a stock option plan covering certain employees. On January 1, 2006, the Corporation adopted SFAS 123 (Revised), Accounting for Stock-Based Compensation, using the “modified prospective” method. Under this method and since all previously issued stock options were fully vested at the time of adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (which is the same as under the prospective method). Prior to adoption, the Corporation accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations where no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Options granted are not subject to vesting requirements. The compensation expense associated with expensing stock options for 2007 and 2006 was approximately $2.8 million and $5.4 million, respectively. The proforma effect information for the year 2005 is presented in Note 20 to the consolidated financial statements. The stock option plan expired in the first quarter of 2007 and there is no other plan in place.
     Comprehensive income
     Comprehensive income includes net income and the unrealized gain (loss) on securities available-for-sale, net of estimated tax effect.
     Derivative financial instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting under SFAS 133 are reported in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged . Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in other comprehensive income in the stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). None of the Corporation’s derivative instruments qualified or has been designated as a cash flow hedge.
     Prior to entering into an accounting hedge transaction or designating a hedge, the Corporation formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statements of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation discontinues hedge accounting prospectively when it determines that the derivative is not effective or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability as a yield adjustment.
     The Corporation recognizes unrealized gains and losses arising from any changes in fair value of derivative instruments and hedged items, as applicable, as interest income or interest expense depending upon whether an asset or liability is being hedged.
     The Corporation occasionally purchases or originates financial instruments that contain embedded derivatives. At inception of the financial instrument, the Corporation assesses: (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, it is separated from the host contract and carried at fair value with changes recorded in current period earnings as part of net interest income. Information regarding derivative instruments is included in Note 30 to the Corporation’s audited financial statements.
     Effective January 1, 2007, the Corporation elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. This statement is effective for periods after November 15, 2007, however, early adoption is permitted provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Corporation decided to early adopt SFAS 159 for approximately $4.4 billion, of the callable brokered CDs and approximately $15.4 million of the callable fixed medium-term notes (“SFAS 159 liabilities”), both of which were hedged with interest rate swaps. First BanCorp had been following the long-haul method of accounting, which was adopted on April 3, 2006, under SFAS 133, for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in the determination to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159, the Corporation no longer amortizes or accretes the basis adjustment for the SFAS 159 liabilities. The basis adjustment amortization or accretion is the reversal of the basis differential between the market value and book value recognized at the inception of fair value hedge accounting as well as the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it has recognized changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. SFAS 159 also establishes that the accrued interest should be reported as part of the fair value of the financial instruments elected to be measured at fair value. The impact of the derecognition of the basis adjustment and the unamortized placement fees as of January 1, 2007 resulted in a cumulative after-tax reduction to retained earnings of approximately $23.9 million. This negative charge was included in the total cumulative after-tax increase to retained earnings of $91.8 million that resulted with the adoption of SFAS 159. Refer to Note 27 to the audited consolidated financial statements for required disclosures and further information on the impact of adoption of this accounting pronouncement.

     Prior to the implementation of the long-haul method First BanCorp reflected changes in the fair value of those swaps as well as swaps related to certain loans as non-hedging instruments through operations as part of net interest income.
     Valuation of financial instruments
     The measurement of fair value is fundamental to the Corporation’s presentation of financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments and other financial instruments at fair value. The Corporation holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks. A substantial part of these assets and liabilities is reflected at fair value on the Corporation’s financial statement of condition.
     Effective January 1, 2007, the Corporation elected to early adopt SFAS 157. This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The following is a description of the valuation methodologies used for instruments measured at fair value:
Callable Brokered CDs (Level 2 inputs)
     The fair value of brokered CDs, included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing as required by SFAS 157.
Medium-Term Notes (Level 2 inputs)
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing as required by SFAS 157. For the medium-term notes, the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and option.

Investment Securities

     The fair value of investment securities is the market value based on quoted market prices, when available, (Level 1) or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). If listed prices or quotes are not available, fair value is based upon externally developed models that are unobservable inputs due to the limited market activity of the instrument (Level 3), as is the case with certain private label mortgage-backed securities held by the Corporation. Unlike U.S. agency mortgage-backed securities, the fair value of these private label securities cannot be readily determined because they are not actively traded in securities markets. Significant information used for fair value determination is proprietary with regards to specific characteristics such as the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input.

     Private label mortgage-backed securities are collateralized by mortgages on single-family residential properties in the United States. The Corporation derived the fair value for these private label securities based on a market valuation received from a third party. The market valuation is calculated by discounting the estimated net cash flows over the projected life of the pool of underlying assets using prepayment, default and interest rate assumptions that market participants would commonly use for similar mortgage asset classes that are subject to prepayment, credit and interest rate risk.

Derivative Instruments

     The fair value of the derivative instruments is provided by valuation experts and counterparties (Level 2). Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps”, are valued using externally developed models that consider unobservable market parameters (Level 3). Reference caps are used to mainly hedge interest rate risk inherent on private label mortgage-backed securities, thus are tied to the notional amount of the underlying mortgage loans originated in the United States. Significant information used for fair value determination is proprietary with regards to specific characteristics such as the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input.

     The Corporation derived the fair value of reference caps based on a market valuation received from a third party. The valuation model uses Black formula which is a benchmark standard in financial industry. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates used in the model are obtained from Bloomberg L.P. (“Bloomberg”) every day and build zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of caplet is then discounted from each payment date.

     Income recognition — Insurance agencies business
     Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains an allowance to cover commissions that management estimates will be returned upon the cancellation of a policy.
     Advertising costs
     Advertising costs for all reporting periods are expensed as incurred.
     Earnings per common share
     Earnings per share-basic is calculated by dividing income attributable to common stockholders by the weighted average number of outstanding common shares. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the number of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. The computation of earnings per share considers any stock splits or stock dividends and these are retroactively recognized in all periods presented in the financial statements.
Recently issued accounting pronouncements
     The Financial Accounting Standards Board (“FASB”) and the Securities Exchange Commission (“SEC”) have issued the following accounting pronouncements and discussions relevant to the Corporation’s operations:
     On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, although early application is permitted. The Corporation analyzed the impact of FSP FIN 39-1 on its financial statements considering its portfolio of derivative instruments. As of December 31, 2007, the Corporation has not been able to apply this pronouncement since FSP FIN 39-1 applies only to cash collateral and all of the collateral received or delivered to counterparties for derivative instruments are investment securities.
     In November 2007, the SEC issued Staff Accounting Bulletin No. (“SAB”) 109 “Written Loan Commitments That Are Accounted For At Fair Value Through Earnings Under Generally Accepted Accounting Principles.” This interpretation expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” which provided the prior views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS 133. SAB 109 expresses the current view of the staff that, consistent with the guidance in SFAS 156, “Accounting for Servicing of Financial Assets”, and SFAS 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007. The Corporation is currently evaluating the effect, if any, of the adoption of this interpretation on its Financial Statements, commencing on January 1, 2008.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Corporation is currently evaluating the effect, if any, of the adoption of this statement on its Financial Statements, commencing on January 1, 2009.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, including contingent liabilities and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Corporation is currently evaluating the effect, if any, of the adoption of this statement on its Financial Statements.

Note 2 — Restrictions on Cash and Due from Banks
     The Corporation’s bank subsidiary is required by law, as enforced by the OCIF, to maintain minimum average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week ended December 31, 2007 was $220 million (2006 — $165 million). As of December 31, 2007 and 2006, the Bank complied with the requirement. Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
     As of December 31, 2007 and 2006, and as required by the Puerto Rico International Banking Law, the Corporation maintained separately for two of its international banking entities (IBEs), $600,000 in time deposits, which were considered restricted assets equally split between the two IBEs.
Note 3 — Money Market Investments
     Money market investments are composed of money market instruments, federal funds sold, and time deposits with other financial institutions.
     Money market investments as of December 31, 2007 and 2006 were as follows:

	2007	2006
	(Dollars in thousands)

	Balance	Balance
Money market instruments, interest ranging from 2.47% to 4.40% (2006 -4.87% to 5.29%)	$148,579	$377,296
Federal funds sold, interest 4.05% (2006 - 5.15%)	7,957	42,051
Time deposits with other financial institutions, interest ranging from 3.90% to 4.72% (2006 - 5.14% to 5.38%)	26,600	37,123

Total	$183,136	$456,470

As of December 31, 2007 and 2006, none of the Corporation’s money market investments were pledged.

Note 4 — Investment Securities
     Investment Securities Available-for-Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available-for-sale as of December 31, 2007 and 2006 were as follows:

	December 31, 2007					December 31, 2006
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. government sponsored agencies:
After 5 to 10 years	$6,975	$26	$—	$7,001	6.05	$402,542	$6	$11,820	$390,728	4.31
After 10 years	8,984	47	—	9,031	6.21	12,984	—	120	12,864	6.16
Puerto Rico government obligations:
After 1 to 5 years	13,947	141	347	13,741	4.99	4,635	126	—	4,761	6.18
After 5 to 10 years	7,245	247	99	7,393	5.67	15,534	219	508	15,245	4.86
After 10 years	3,416	37	66	3,387	5.64	5,376	98	178	5,296	5.88

United States and Puerto Rico government obligations	40,567	498	512	40,553	5.62	441,071	449	12,626	428,894	4.43

Mortgage-backed securities:
FHLMC certificates:
Within 1 year	98	1	—	99	5.50	82	—	—	82	5.99
After 1 to 5 years	640	20	—	660	7.01	1,666	36	—	1,702	6.98
After 10 years	158,070	235	111	158,194	5.60	5,846	55	110	5,791	5.61

	158,808	256	111	158,953	5.61	7,594	91	110	7,575	5.92

GNMA certificates:
After 1 to 5 years	496	8	—	504	6.48	866	10	—	876	6.44
After 5 to 10 years	708	6	5	709	6.01	795	3	3	795	5.53
After 10 years	42,665	582	120	43,127	5.93	379,363	470	7,136	372,697	5.26

	43,869	596	125	44,340	5.94	381,024	483	7,139	374,368	5.26

FNMA certificates:
After 1 to 5 years	34	1	—	35	7.08	90	—	—	90	7.34
After 5 to 10 years	289,125	138	750	288,513	4.93	18,040	10	305	17,745	4.87
After 10 years	608,942	5,290	582	613,650	5.65	864,507	674	11,476	853,705	5.18

	898,101	5,429	1,332	902,198	5.42	882,637	684	11,781	871,540	5.17

Mortgage pass-through certificates:
After 10 years	162,082	3	28,407	133,678	6.14	367	3	—	370	7.28

Mortgage-backed securities	1,262,860	6,284	29,975	1,239,169	5.55	1,271,622	1,261	19,030	1,253,853	5.21

Corporate bonds:
After 5 to 10 years	1,300	—	198	1,102	7.70	1,300	—	83	1,217	7.70
After 10 years	4,412	—	1,066	3,346	7.97	4,412	—	668	3,744	7.97

Corporate bonds	5,712	—	1,264	4,448	7.91	5,712	—	751	4,961	7.91

Equity securities (without contractual maturity)	2,638	—	522	2,116	—	12,406	452	143	12,715	3.70

Total investment securities available-for-sale	$1,311,777	$6,782	$32,273	$1,286,286	5.55	$1,730,811	$2,162	$32,550	$1,700,423	5.01

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available-for-sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available-for-sale is presented as part of accumulated other comprehensive income.
     The aggregate amortized cost and approximate market value of investment securities available-for-sale as of December 31, 2007, by contractual maturity are shown below:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$98	$99
After 1 to 5 years	15,117	14,940
After 5 to 10 years	305,353	304,718
After 10 years	988,571	964,413

Total	1,309,139	1,284,170
Equity securities	2,638	2,116

Total investment securities available-for-sale	$1,311,777	$1,286,286

     The following table shows the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006:

			As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico government obligations	$—	$—	$13,648	$512	$13,648	$512

Mortgage-backed securities
FHLMC	48,202	40	3,436	71	51,638	111
GNMA	625	11	26,887	114	27,512	125
FNMA	285,973	274	221,902	1,058	507,875	1,332
Mortgage pass-through certificates	133,337	28,407	—	—	133,337	28,407

Corporate Bonds	—	—	4,448	1,264	4,448	1,264
Equity securities	1,384	522	—	—	1,384	522

	$469,521	$29,254	$270,321	$3,019	$739,842	$32,273

			As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Obligations of U.S. Government sponsored agencies	$21,802	$146	$381,790	$11,794	$403,592	$11,940
Puerto Rico government obligations	—	—	13,474	686	13,474	686

Mortgage-backed securities
FHLMC	30	—	3,903	110	3,933	110
GNMA	354,073	7,139	—	—	354,073	7,139
FNMA	376,813	4,719	465,606	7,062	842,419	11,781

Corporate Bonds	—	—	4,961	751	4,961	751
Equity securities	1,629	143	—	—	1,629	143

	$754,347	$12,147	$869,734	$20,403	$1,624,081	$32,550

     The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and other securities secured by mortgage loans and (ii) U.S. Treasury and agencies securities and obligations of the Puerto Rico Government. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. or Puerto Rico Government. Principal and interest on these securities are therefore deemed recoverable. The unrealized losses in the available-for-sale portfolio as of December 31, 2007 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers. The Corporation’s policy is to review its investment portfolio for possible other-than-temporary impairment, at least quarterly. As of December 31, 2007, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary.
     During the year ended December 31, 2007, the Corporation recorded other-than-temporary impairments of approximately $5.9 million (2006 — $15.3 million, 2005 — $8.4 million) on certain equity securities held in its available-for-sale portfolio. Management concluded that the declines in value of the securities were other-than-

temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss.
     Total proceeds from the sale of securities during the year ended December 31, 2007 amounted to $960.8 million (2006 — $232.5 million, 2005 — $252.7 million). The Corporation realized gross gains of $5.1 million (2006 — $7.3 million, 2005 — $21.4 million), and realized gross losses of $1.9 million (2006 — $0.2 million, 2005 — $0.7 million).
Investments Held-to-Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of December 31, 2007 and 2006 were as follows:

	December 31, 2007					December 31, 2006
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield %	cost	gains	losses	value	yield %
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$254,882	$369	$24	$255,227	4.14	$158,402	$44	$—	$158,446	4.97

Obligations of other U.S. Government sponsored agencies:
Due within 1 year	—	—	—	—	—	24,695	5	—	24,700	5.25
After 10 years	2,110,265	1,486	2,160	2,109,591	5.82	2,074,943	—	53,668	2,021,275	5.83
Puerto Rico government obligations:
After 5 to 10 years	17,302	541	107	17,736	5.85	16,716	553	115	17,154	5.84
After 10 years	13,920	—	256	13,664	5.50	15,000	53	—	15,053	5.50

United States and Puerto Rico government obligations	2,396,369	2,396	2,547	2,396,218	5.64	2,289,756	655	53,783	2,236,628	5.76

Mortgage-backed securities:

FHLMC certificates
After 5 to 10 years	11,274	—	116	11,158	3.65	15,438	—	577	14,861	3.61
FNMA certificates:
After 5 to 10 years	69,553	—	1,067	68,486	4.30	14,234	—	484	13,750	3.80
After 10 years	797,887	61	13,785	784,163	4.42	1,025,703	48	36,064	989,687	4.40

Mortgage-backed securities:	878,714	61	14,968	863,807	4.40	1,055,375	48	37,125	1,018,298	4.38

Corporate Bonds:
After 10 years	2,000	—	91	1,909	5.80	2,000	40	—	2,040	5.80

Total investment securities held-to-maturity	$3,277,083	$2,457	$17,606	$3,261,934	5.31	$3,347,131	$743	$90,908	$3,256,966	5.33

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The aggregate amortized cost and approximate market value of investment securities held-to-maturity as of December 31, 2007, by contractual maturity are shown below:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$254,882	$255,227
After 5 to 10 years	98,129	97,380
After 10 years	2,924,072	2,909,327

Total Investment securities held-to-maturity	$3,277,083	$3,261,934

     The Corporation has securities held-to-maturity that are considered cash and cash equivalents and are classified as money market investments on the Consolidated Statements of Financial Condition as follows:

	December 31, 2007				December 31, 2006
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	cost	gains	losses	value	cost	gains	losses	value
	(Dollars in thousands)
U.S. government and U.S. government sponsored agencies
Due within 30 days	$45,994	$3	$—	$45,997	$199,973	$27	$—	$200,000
After 30 days up to 60 days	21,932	1	10	21,923	—	—	—	—
After 60 days up to 90 days	79,191	41	—	79,232	175,885	78	—	175,963

	$147,117	$45	$10	$147,152	$375,858	$105	$—	$375,963

     The following table shows the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006:

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Other U.S. government sponsored agencies	$616,572	$1,568	$24,469	$592	$641,041	$2,160
U.S. Treasury notes	24,697	24	—	—	24,697	24
Puerto Rico government obligations	13,664	256	4,200	107	17,864	363

Mortgage-backed securities
FHLMC	—	—	11,158	116	11,158	116
FNMA			849,341	14,852	849,341	14,852
Corporate Bonds	1,909	91	—	—	1,909	91

	$656,842	$1,939	$889,168	$15,667	$1,546,010	$17,606

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Other U.S. government sponsored agencies	$—	$—	$2,021,275	$53,668	$2,021,275	$53,668
Puerto Rico government obligations	—	—	3,978	115	3,978	115

Mortgage-backed securities
FHLMC	—	—	14,861	577	14,861	577
FNMA	24,589	1,020	975,510	35,528	1,000,099	36,548

	$24,589	$1,020	$3,015,624	$89,888	$3,040,213	$90,908

     Held-to-maturity securities in an unrealized loss position as of December 31, 2007 are primarily mortgage-backed securities and U.S. Agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. The unrealized losses in the held-to-maturity portfolio as of December 31, 2007 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary. At this time, the Corporation has the intent and ability to hold these investments until maturity.
     The following table states the name of issuers, and the aggregate amortized cost and market value of the securities of such issuers (includes available-for-sale and held-to-maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. and P.R. Government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies that are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	2007		2006
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
FHLMC	$1,203,395	$1,201,817	$1,012,864	$991,142
GNMA	43,869	44,340	381,024	374,368
FNMA	2,700,600	2,691,192	2,839,631	2,763,872
FHLB	283,035	282,800	428,160	423,819
RG Crown Mortgage Loan Trust	161,744	133,337	—	—
Note 5 — Other Equity Securities
     Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages, and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest-rate swaps outstanding. The stock is capital stock issued at $100 par. Both stock and cash dividends may be received on FHLB stock. As of December 31, 2007, 2006 and 2005, the Corporation received $2.9 million, $2.0 million and $3.3 million, respectively, in dividends from FHLB stock.
     As of December 31, 2007 and 2006, there were investments in FHLB stock with a book value of $63.4 million and $38.4 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
     The Corporation has other equity securities that do not have a readily available fair value. The amount of such securities as of December 31, 2007 and 2006 was $1.6 million and $1.7 million, respectively.

Note 6 — Interest and Dividend on Investments
     A detail of interest on investments and FHLB dividend income follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Interest on money market investments:
Taxable	$4,805	$21,816	$2,974
Exempt	17,226	49,098	18,912

	22,031	70,914	21,886

Mortgage-backed securities:
Taxable	2,044	3,121	3,391
Exempt	110,816	121,687	127,377

	112,860	124,808	130,768

PR Government obligations, U.S. Treasury securities and U.S. Government agencies:
Taxable	—	—	—
Exempt	148,986	154,079	134,614

	148,986	154,079	134,614

Equity securities:
Taxable	—	274	588
Exempt	3	76	1,038

	3	350	1,626

Other investment securities (including FHLB dividends):
Taxable	3,426	2,579	5,668
Exempt	—	31	928

	3,426	2,610	6,596

Total interest and dividends on investments	$287,306	$352,761	$295,490

     The following table summarizes the components of interest and dividend income on investments:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Interest income on investment securities and money market investments	$287,990	$350,750	$291,859
Dividends on FHLB stock	2,861	2,009	3,286
Net interest settlement on interest rate swaps	—	(25)	(478)

Interest income excluding unrealized (loss) gain on derivatives (economic hedges)	290,851	352,734	294,667
Unrealized (loss) gain on derivatives (economic hedges) from interest rate caps and interest rate swaps on corporate bonds	(3,545)	27	823

Total interest income and dividends on investments	$287,306	$352,761	$295,490

Note 7 — Loans Receivable
     The following is a detail of the loan portfolio:

	December 31,	December 31,
	2007	2006
	(In thousands)
Residential real estate loans, mainly secured by first mortgages	$3,143,497	$2,737,392

Commercial loans:
Construction loans	1,454,644	1,511,608
Commercial mortgage loans	1,279,251	1,215,040
Commercial loans	3,231,126	2,698,141
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	624,597	932,013

Commercial loans	6,589,618	6,356,802

Finance leases	378,556	361,631

Consumer loans	1,667,151	1,772,917

Loans receivable	11,778,822	11,228,742
Allowance for loan and lease losses	(190,168)	(158,296)

Loans receivable, net	11,588,654	11,070,446
Loans held for sale	20,924	35,238

Total loans	$11,609,578	$11,105,684

     As of December 31, 2007 and 2006, the Corporation had a net deferred origination fee on its loan portfolio amounting to $5.9 million and $3.8 million, respectively. Total loan portfolio is net of an unearned income of $70.4 million and $72.3 million as of December 31, 2007 and 2006, respectively.
     As of December 31, 2007, loans in which the accrual of interest income had been discontinued amounted to $413.1 million (2006 — $252.1 million). If these loans had been accruing interest, the additional interest income realized would have been $22.7 million (2006 — $14.1 million; 2005 — $7.0 million). Past due and still accruing loans, which are contractually delinquent 90 days or more, amounted to $75.5 million as of December 31, 2007 (2006 — $31.6 million).
     As of December 31, 2007, the Corporation was servicing residential mortgage loans owned by others aggregating $759.2 million (2006 — $592.0 million) and construction loans owned by others aggregating $15.5 million (2006 — $39.7 million).
     As of December 31, 2007, the Corporation was servicing commercial loan participations owned by others aggregating $176.3 million (2006 — $167.8 million).
     Various loans secured by first mortgages were assigned as collateral for certificates of deposit, individual retirement accounts and advances from the Federal Home Loan Bank. The mortgages pledged as collateral amounted to $2.2 billion as of December 31, 2007 (2006 — $1.9 billion).
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, First Bank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). The Corporation has a significant lending concentration of $382.6 million in one mortgage originator in Puerto Rico, Doral Financial Corporation (“Doral”), as of December 31, 2007. The Corporation has outstanding $242.0 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G Financial”) for total loans granted to mortgage originators amounting to $624.6 million as of December 31, 2007. These commercial loans are secured by individual mortgage loans on residential and commercial real estate.

     Of the total net loans receivable of $11.6 billion for 2007, approximately 80% have credit risk concentration in Puerto Rico, 12% in the United States and 8% in the Virgin Islands.
     In February 2007, the Corporation entered into various agreements with R&G Financial relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial’s Puerto Rico banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of the loans secured by mortgage loans of approximately $271 million was re-documented as a secured loan from the Corporation to R&G Financial. The terms of the credit agreement specified: (1) a floating interest payment based on a spread over 90-day LIBOR; (2) loan should be payable in arrears in sixty equal consecutive monthly installment of principal (scheduled amortization plus any unscheduled principal recoveries) and interest maturing on February 22, 2012; (3) R&G Financial shall deliver to the Corporation and maintain at all times a first priority security interest with a collateral value as a percentage of loans of 103% for FHA/VA mortgage loans, 105% for conventional conforming mortgage loans and 111% of conventional non-conforming mortgage loans; and (4) R&G Financial may, at its option, prepay the loan without premium or penalty. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allowed the Corporation to treat these transactions as “true sales” for accounting and legal purposes and the recharacterization of certain secured commercial loans as securities collateralized by loans. The agreements enabled the Corporation to fulfill the remaining requirement of the consent order signed with banking regulators relating to the mortgage-related transactions with R&G Financial that First BanCorp accounted for as commercial loans secured by the mortgage loans and pass-through trust certificates.
     As part of the agreements entered into with R&G Financial, the Corporation recognized a net gain of $2.5 million in 2007 as a result of the differential between the carrying value of the loans, the net payment received and the fair value of securities obtained from R&G Financial.

Note 8 — Allowance for loan and lease losses
     The changes in the allowance for loan and lease losses were as follows:

	Year ended December 31,
	2007	2006	2005
		(In thousands)
Balance at beginning of year	$158,296	$147,999	$141,036
Provision charged to income	120,610	74,991	50,644
Losses charged against the allowance	(94,830)	(77,209)	(51,920)
Recoveries credited to the allowance	6,092	12,515	6,876
Other adjustments (1)	—	—	1,363

Balance at end of year	$190,168	$158,296	$147,999

(1)	Represents allowance for loan losses from the acquisition of FirstBank Florida.
     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a substantial loss. As of December 31, 2007, impaired loans and their related allowance were as follows:

	2007	2006	2005
		(In thousands)
Impaired loans	$151,818	$63,022	$59,801
Impaired loans with valuation allowance	66,941	63,022	59,801
Allowance for impaired loans	7,523	9,989	9,219
During the year:
Average balance of impaired loans	116,362	54,083	59,681
Interest income recognized on impaired loans	6,588	3,239	4,584
     The Corporation recognized an impairment of $8.1 million during the third quarter of 2007 on four individual condominium-conversion loans, with an aggregate principal balance of $60.5 million, extended to a single borrower through the Corporation’s Miami Agency based on an updated impairment analysis that incorporated new appraisals. During the fourth quarter of 2007, the Corporation charged-off approximately $3.3 million associated with the sale of one of the four loans previously reported as impaired.
     There are two main factors that accounted for the net increase in impaired loans during 2007: (i) the aforementioned troubled loan relationship in the Miami Agency totaling $46.4 million as of December 31, 2007 after the sale of one loan in the relationship, with a principal balance of approximately $14.1 million, during the fourth quarter of 2007 and (ii) one loan relationship in Puerto Rico related to several credit facilities totaling $36.3 million as of December 31, 2007. At the same time, the Corporation’s impaired loans decreased by approximately $30.6 million during 2007 (other than the sale of the impaired loan in the Miami Agency) as a result of loans paid in full, loans no longer considered impaired and loans charged-off, which had a related impairment reserve of $6.2 million. In addition, the Corporation increased its impaired loans by approximately $28.2 million associated with several individual loans, most of them residential mortgage loans or loans secured by real estate, of which $1.3 million had a related impairment reserve of approximately $0.2 million.

Note 9 – Related Party Transactions
     The Corporation granted loans to its directors, executive officers and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2005	$79,403
New loans	57,622
Payments	(15,800)
Other changes	(2,372)

Balance at December 31, 2006	118,853

New loans	82,611
Payments	(20,934)
Other changes	2,043

Balance at December 31, 2007	$182,573

     These loans do not involve more than normal risk of collectibility and management considers that they present terms that are no more favorable than those that would have been obtained if transactions had been with unrelated parties. The amounts reported as other changes include changes in the status of those who are considered related parties, mainly due to new directors and executive officers. None of the loans extended to related parties were delinquent as of December 31, 2007.
     From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.
Note 10 — Premises and Equipment
     Premises and equipment is comprised of:

	Useful life	Year ended December 31,
	in years	2007	2006
		(Dollars in thousands)
Buildings and improvements	10-40	$80,044	$75,516
Leasehold improvements	1-15	41,328	37,573
Furniture and equipment	3-10	107,373	98,393

		228,745	211,482
Accumulated depreciation		(116,213)	(100,039)

		112,532	111,443
Land		21,867	21,824
Projects in progress		28,236	22,395

Total premises and equipment, net		$162,635	$155,662

     Depreciation and amortization expense amounted to $17.7 million, $16.8 million and $15.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11 – Goodwill and Other Intangibles
     Goodwill as of December 31, 2007 amounted to $28.1 million (December 31, 2006 — $28.7 million), recognized as part of “Other Assets,” resulting primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2007 and 2006 and 2005.
     As of December 31, 2007, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.2 million and $18.3 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2006 — $41.2 million and $15.0 million, respectively). During the year ended December 31, 2007, the amortization expense of core deposit intangibles amounted to $3.3 million (2006 — $3.4 million; 2005 — $3.7 million).
     The following table presents the estimated aggregate annual amortization expense of the core deposit intangible:

(Dollars in thousands)
2008	$3,269
2009	3,061
2010	2,325
2011	2,325
2012 and thereafter	11,956
Note 12 — Deposits and Related Interest
     Deposits and related interest consist of the following:

	December 31,
	2007	2006
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$621,884	$790,985
Savings accounts – 0.60% to 5.00% (2006 - 1.00% to 5.00%)	1,036,662	984,332
Interest bearing checking accounts – 0.40% to 5.00% (2006 - 1.01% to 5.00%)	518,570	433,278
Certificates of deposit – 0.75% to 7.00% (2006 – 0.75% to 7.25%)	1,680,344	1,696,213
Brokered certificates of deposit (1)– 3.20% to 6.50% (2006 – 3.00% to 6.13%)	7,177,061	7,099,479

	$11,034,521	$11,004,287

(1)	Includes $4,186,563 measured at fair value as of December 31, 2007.
     The weighted average interest rate on total deposits as of December 31, 2007 and 2006 was 4.73% and 4.92%, respectively.
     As of December 31, 2007, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $13.6 million (2006 — $22.2 million).

     The following table presents a summary of certificates of deposit, including brokered certificates of deposits, with a remaining term of more than one year as of December 31, 2007:

Total
(In thousands)
Over one year to two years	$855,415
Over two years to three years	362,844
Over three years to four years	179,014
Over four years to five years	165,826
Over five years	3,360,767

Total	$4,923,866

     As of December 31, 2007, certificates of deposit (CDs) in denominations of $100,000 or higher amounted to $8.1 billion (2006 — $8.0 billion) including brokered CDs of $7.2 billion (2006 — $7.0 billion) at a weighted average rate of 5.20% (2006 — 5.06%). As of December 31, 2007, unamortized broker placement fees amounted to $4.4 million (2006 — $41.3 million), which are amortized over the contractual maturity of the brokered CDs under the interest method. For further information regarding the impact of the adoption of SFAS 159 with respect to broker placement fees amortization refer to Note 1.
     As of December 31, 2007, deposit accounts issued to government agencies with a carrying value of $347.8 million (2006 — $334.1 million) were collateralized by securities with an amortized cost of $356.4 million (2006 — $401.3 million) and estimated market value of $356.8 million (2006 - $399.1 million), and by municipal obligations with a carrying value and estimated market value of $30.5 million (2006 — $31.5 million).
     A table showing interest expense on deposits follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Interest bearing checking accounts	$11,365	$5,919	$4,730
Savings	15,037	12,970	12,572
Certificates of deposit	82,767	80,284	52,769
Brokered certificates of deposit	419,571	505,860	323,081

Total	$528,740	$605,033	$393,152

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

     The following are the components of interest expense on deposits:

	2007	2006	2005
		(In thousands)
Interest expense on deposits	$515,394	$530,181	$308,893
Amortization of broker placement fees (1)	9,056	19,896	15,096

Interest expense on deposits excluding net unrealized loss on derivatives ( undesignated and designated hedges), SFAS 159 brokered CDs and accretion of basis adjustment on fair value hedges	524,450	550,077	323,989
Net unrealized loss on derivatives (undesignated and designated hedges) and SFAS 159 brokered CDs	4,290	58,532	69,163
Accretion of basis adjustment on fair value hedges	—	(3,576)	—

Total interest expense on deposits	$528,740	$605,033	$393,152

(1)	For 2007 the amortization of broker placement fees is related to brokered CDs not elected for the fair value option under SFAS 159.
     Total interest expense on deposits includes interest exchanged on interest rate swaps that hedge (economically or under fair value hedge accounting) brokered CDs that for the year ended December 31, 2007 amounted to net interest incurred of $12.3 million (2006 — net interest incurred of $8.9 million; 2005 — net interest realized of $71.7 million).
Note 13 — Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
     Federal funds purchased and securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December 31,
	2007	2006
	(In thousands)
Federal funds purchased, interest ranging from 4.50% to 5.12%	$161,256	$—
Repurchase agreements, interest ranging from 3.26% to 5.67% (2006 - 3.26% to 5.84%)	2,933,390	3,687,724

Total	$3,094,646	$3,687,724

     The weighted average interest rates on federal funds purchased and repurchase agreements as of December 31, 2007 and 2006 were 4.47% and 4.87%, respectively.
     Federal funds purchased and repurchase agreements mature as follows:

December 31, 2007
(In thousands)
One to thirty days	$807,146
Over thirty to ninety days	—
Over ninety days to one year	—
Over one year	2,287,500

Total	$3,094,646

     The following securities were sold under agreements to repurchase:

	December 31, 2007
	Amortized		Approximate	Weighted
	cost of		fair value	average
	underlying	Balance of	of underlying	interest
Underlying securities	securities	borrowing	securities	rate of security
		(Dollars in thousands)
U.S. Treasury securities and obligations of other U.S. Government Sponsored Agencies	$1,984,596	$1,759,948	$1,984,356	5.83%
Mortgage-backed securities	1,323,226	1,173,442	1,317,523	5.06%

Total	$3,307,822	$2,933,390	$3,301,879

Accrued interest receivable	$28,253

	December 31, 2006
	Amortized		Approximate	Weighted
	cost of		fair value	average
	underlying	Balance of	of underlying	interest
Underlying securities	securities	borrowing	securities	rate of security
		(Dollars in thousands)
U.S. Treasury securities and obligations of other U.S. Government Sponsored Agencies	$2,459,976	$2,233,290	$2,394,924	5.58%
PR Government securities	374	340	393	6.48%
Mortgage-backed securities	1,601,689	1,454,094	1,564,739	4.88%

Total	$4,062,039	$3,687,724	$3,960,056

Accrued interest receivable	$38,412

     The maximum aggregate balance outstanding at any month-end during 2007 was $3.7 billion (2006 — $4.8 billion). The average balance during 2007 was $3.1 billion (2006 — $4.1 billion). The weighted average interest rate during 2007 and 2006 was 4.74% and 4.72%, respectively.
     As of December 31, 2007 and 2006, the securities underlying such agreements were delivered to, and are being held by the dealers with which the repurchase agreements were transacted.

     Repurchase agreements as of December 31, 2007, grouped by counterparty, were as follows:

		Weighted-average
Counterparty	Amount	maturity (in months)
	(Dollars in thousands)
Barclays Capital	$428,690	1
Citigroup Global Markets	400,000	84
Credit Suisse First Boston	884,500	64
Morgan Stanley	260,200	48
JP Morgan	860,000	83
UBS Financial Services Inc.	100,000	61

	$2,933,390

     Note 14 — Advances from the Federal Home Loan Bank (FHLB)
     Following is a detail of the advances from the FHLB:

		December 31,
Maturity	Interest rate	2007	2006
		(Dollars in thousands)
December 19, 2007	5.60%	$—	$20,000
January 2, 2008	4.56%	100,000	—
January 2, 2008	4.11%	90,000	—
January 2, 2008	4.40%	30,000	—
January 4, 2008	4.28%	200,000	—
January 7, 2008	4.28%	48,000	—
January 25, 2008	3.81%	10,000	10,000
June 19, 2008	5.61%	15,000	15,000
October 9, 2008	5.10%	14,000	14,000
October 16, 2008	5.09%	15,000	15,000
November 17, 2008	tied to 3-month LIBOR (4.94% and 5.41% at December 31, 2007 and December 31, 2006, respectively)	200,000	200,000
December 15, 2008	tied to 3-month LIBOR (5.03% and 5.40% at December 31, 2007 and December 31, 2006, respectively)	200,000	200,000
January 15, 2009	5.69%	20,000	20,000
June 19, 2009	5.60%	15,000	15,000
July 21, 2009	5.44%	20,000	20,000
October 24, 2009	4.38%	10,000	—
December 14, 2009	4.96%	7,000	7,000
March 15, 2010	4.84%	8,000	—
May 21, 2010	5.16%	10,000	—
December 14, 2010	4.97%	7,000	7,000
March 14, 2011	4.86%	8,000	—
May 21, 2011	5.19%	10,000	—
October 19, 2011	5.22%	10,000	10,000
December 14, 2011	4.99%	7,000	7,000
March 14, 2012	4.88%	9,000	—
May 21, 2012	5.22%	10,000	—
September 26, 2012	4.95%	10,000	—
October 24, 2012	4.65%	10,000	—
May 21, 2013	5.26%	10,000	—

		$1,103,000	$560,000

     Advances are received from the FHLB under an Advances, Collateral Pledge and Security Agreement (the Collateral Agreement). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2007, the estimated value of specific mortgage loans pledged as collateral amounted to $1.5 billion (2006 — $1.2 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2007 amounted to $2.2 billion (2006 — $1.9 billion). In addition, securities with an approximate market value of $0.8 million (2006 — $1.0 million) and a carrying value of $0.8 million (2006 — $1.0 million) were pledged to the FHLB.

Note 15 — Notes Payable
     Notes payable consist of:

	December 31,
	2007	2006
	(Dollars in thousands)
Callable fixed-rate notes, bearing interest at 6.00%, maturing on October 1, 2024 (1)	$—	$151,554
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of December 31, 2007 and 5.00% as of December 31, 2006), maturing on October 18, 2019, measured at fair value under SFAS 159 as of December 31, 2007.	14,306	15,616
Dow Jones Industrial Average (DJIA) linked principal protected notes:
Series A, maturing on February 28, 2012	7,845	7,525
Series B, maturing on May 27, 2011	8,392	8,133

	$30,543	$182,828

(1)	During 2007, the Corporation redeemed the $150 million medium-term note. The derecognition of the unamortized balances of the basis adjustment, placement fees and debt issue costs resulted in adjustments to earnings of approximately $1.3 million, increasing the Corporation’s net interest income.
Note 16 — Other Borrowings
     Other borrowings consist of:

	December 31,
	2007	2006
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.75% over three-month LIBOR (2007 - 7.74%, 2006 - 8.11%)	$102,951	$102,853

Junior subordinated debentures due in 2034, interest bearing at a floating rate of 2.50% over three-month LIBOR (2007 - 7.43%, 2006 - 7.87%)	128,866	128,866

	$231,817	$231,719

Note 17 — Unused Lines of Credit
     The Corporation maintains unsecured uncommitted lines of credit with other banks. As of December 31, 2007, the Corporation’s total unused lines of credit with these banks amounted to $129 million (2006 — $255 million). As of December 31, 2007, the Corporation has an available line of credit with the FHLB guaranteed with excess collateral already pledged, in the amount of $543.7 million (2006 — $687.7 million).
Note 18 — Earnings per Common Share
     The calculations of earnings per common share for the years ended December 31, 2007, 2006 and 2005 follow:

	Year ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Net income:
Net income	$68,136	$84,634	$114,604
Less: Preferred stock dividend	(40,276)	(40,276)	(40,276)

Net income attributable to common stockholders	$27,860	$44,358	$74,328

Weighted-Average Shares:
Basic weighted average common shares outstanding	86,549	82,835	80,847
Average potential common shares	317	303	1,924

Diluted weighted average number of common shares outstanding	86,866	83,138	82,771

Earnings per common share:
Basic	$0.32	$0.54	$0.92

Diluted	$0.32	$0.53	$0.90

     Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the years ended December 31, 2007, a total of 2,020,600 (2006 – 2,054,600; 2005 – 1,706,600) stock options were not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the year ended December 31, 2007, there were 2,046,562 (2006 – 2,346,494; 2005 – 1,632,470) weighted average outstanding stock options, respectively, which were excluded from the computation of dilutive earnings per share because they were antidilutive.
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
     As of December 31, 2007, the Corporation was in compliance with the minimum regulatory capital requirements.
     As of December 31, 2007 and 2006, the Corporation and each of its subsidiary banks were categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2007 that management believes have changed any subsidiary bank’s capital category.
     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory requirement
			For capital		To be
	Actual		adequacy purposes		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
At December 31, 2007
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,735,644	13.86%	$1,001,582	8%	N/A	N/A
FirstBank	$1,570,982	13.23%	$949,858	8%	$1,187,323	10%
FirstBank Florida	$69,446	10.92%	$50,878	8%	$63,598	10%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,578,998	12.61%	$500,791	4%	N/A	N/A
FirstBank	$1,422,375	11.98%	$474,929	4%	$712,394	6%
FirstBank Florida	$66,240	10.42%	$25,439	4%	$38,159	6%

Leverage ratio (1)
First BanCorp	$1,578,998	9.29%	$679,516	4%	N/A	N/A
FirstBank	$1,422,375	8.85%	$643,065	4%	$803,831	5%
FirstBank Florida	$66,240	7.79%	$33,999	4%	$42,499	5%

At December 31, 2006
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,471,949	12.25%	$961,299	8%	N/A	N/A
FirstBank	$1,398,527	12.25%	$913,141	8%	$1,141,427	10%
FirstBank Florida	$63,970	11.35%	$45,086	8%	$56,357	10%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,329,058	11.06%	$480,649	4%	N/A	N/A
FirstBank	$1,258,074	11.02%	$456,571	4%	$684,856	6%
FirstBank Florida	$61,770	10.96%	$22,543	4%	$33,814	6%

Leverage ratio (1)
First BanCorp	$1,329,058	7.82%	$679,716	4%	N/A	N/A
FirstBank	$1,258,074	7.78%	$647,238	4%	$809,048	5%
FirstBank Florida	$61,770	7.91%	$31,253	4%	$39,066	5%

(1)	Tier 1 Capital to average assets in the case of First BanCorp and First Bank and Tier 1 Capital to adjusted total assets in the case of First Bank Florida.

Note 20 — Stock Option Plan
     Between 1997 and 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) covering certain employees. This plan allowed for the granting of up to 8,696,112 purchase options on shares of the Corporation’s common stock to certain employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
     Under the 1997 stock option plan, the Compensation Committee had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to the stock appreciation rights, the Optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered shall be cancelled by the Corporation and the shares subject to the option shall not be eligible for further grants under the option plan. The 1997 stock option plan expired in the first quarter of 2007 and there is no other plan in place.
     Prior to the adoption of SFAS 123R on January 1, 2006, the Corporation accounted for the plan under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Options granted are not subject to vesting requirements. The table below illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation granted in 2005.
     Pro forma net income and earnings per common share

December 31, 2005
(Dollars in thousands, except
per share data)
Net income
As reported	$114,604
Deduct: Stock-based employee compensation expense determined under fair value method	6,118

Pro forma	$108,486

Earnings per common share-basic:
As reported	$0.92
Pro forma	$0.84
Earnings per common share-diluted:
As reported	$0.90
Pro forma	$0.82
     On January 1, 2006, the Corporation adopted SFAS 123R, “Share-Based Payment” using the “modified prospective” method. Under this method and since all previously issued stock options were fully vested at the time of the adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (same as the prospective method). The compensation expense associated with stock options for the year ended December 31, 2007 and 2006 was approximately $2.8 million and $5.4 million, respectively. All employee stock options granted during 2007 and 2006 were fully vested at the time of grant.

     The activity of stock options during the year ended December 31, 2007 is set forth below:

	For the year ended December 31, 2007
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrisic
	Number of options	Exercise Price	(Years)	Value (in thousands)
Beginning of year	3,024,410	$13.95
Options granted	1,170,000	9.20
Options cancelled	(57,500)	14.42

End of period outstanding and exercisable	4,136,910	$12.60	6.8	$45

     The fair value of options granted in 2007, 2006 and 2005, that was estimated using the Black-Scholes option pricing, and the assumptions used are as follows:

	2007	2006	2005
Weighted-average stock price at grant date and exercise price	$9.20	$12.21	$23.92
Stock option estimated fair value	$2.40-$2.45	$2.89-$4.60	$6.40-$6.41
Weighted-average estimated fair value	$2.43	$4.36	$6.40
Expected stock option term (years)	4.31-4.59	4.22-4.31	4.25-4.27
Expected volatility	32%	39%-46%	28%
Weighted-average expected volatility	32%	45%	28%
Expected dividend yield	3.0%	2.2%-3.2%	1.0%
Weighted-average expected dividend yield	3.0%	2.3%	1.0%
Risk-free interest rate	5.1%	4.7%-5.6%	4.2%
     The Corporation uses empirical research data to estimate option exercises and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on the historical implied volatility of the Corporation’s common stock at each grant date otherwise, historical volatilities based upon 260 observations (working days) were obtained from Bloomberg L.P. and used as inputs in the model. The dividend yield is based on the historical 12-month dividend yield observable at each grant date. The risk-free rate for the period is based on historical zero coupon curves obtained from Bloomberg L. P. at the time of grant based on the option’s expected term.
     For 2007, no stock options were exercised. Cash proceeds from options exercised during 2006 and 2005 amounted to $19.8 million and $2.1 million, respectively. The total intrinsic value of options exercised during 2006 and 2005 was approximately $10.0 million and $0.8 million, respectively.
Note 21 — Stockholders’ Equity
Common stock
     The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. As of December 31, 2007, there were 102,402,306 (2006 – 93,151,856) shares issued and 92,504,506 (2006 – 83,254,056) shares outstanding. During 2005, the Corporation declared a two-for-one or 100% stock split on its 40,437,528 outstanding shares of common stock as of June 15, 2005. As a result, a total of 45,386,428 additional shares of common stock were issued on June 30, 2005, of which 4,948,900 shares were recorded as treasury stock.
     On August 24, 2007, First BanCorp entered into a Stockholder Agreement relating to its sale in a private placement of 9,250,450 shares or 10% of the Corporation’s common stock (“Common Stock”) to The Bank of Nova Scotia (“Scotiabank”), a large financial institution with operations around the world, at a price of $10.25 per share pursuant to the terms of an Investment Agreement, dated February 15, 2007 (the “Investment Agreement”). The net proceeds to First

BanCorp after discounts and expenses were $91.9 million. The securities sold to Scotiabank were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Investment Agreement, Scotiabank has the right to require the Corporation to register the Common Stock for resale by Scotiabank, or successor owners of the Common Stock.
     First BanCorp has agreed to give Scotiabank notice if any decision to commence a process involving the sale of First BanCorp during the 18 months after Scotiabank’s investment is made, and to negotiate with Scotiabank exclusively for 30 days thereafter if Scotiabank so requests. In addition, during the 18-month period Scotiabank may give notice to First BanCorp providing its offer to acquire the Corporation. First BanCorp has agreed to negotiate the offer received on an exclusive basis for a period of 30 days. Also, First BanCorp has agreed to give Scotiabank notice of the term of any proposed acquisition received from a third party during the 18-month period and to allow Scotiabank five business days to indicate whether it will present a counteroffer. Finally, Scotiabank is entitled to an observer at meetings of the Board of Directors of First BanCorp, including any committee meetings of the Board of Directors of First BanCorp subject to certain limitations. The observer has no voting rights.
     The Corporation issued 2,379,000 shares of common stock during 2006 (2005 – 152,746) as part of the exercise of stock options or pursuant to stock appreciation rights granted under the Corporation’s stock-based compensation plan. No shares of common stock were issued during 2007 under the Corporation’s stock-based compensation plan. The 2005 number of shares issued have been adjusted to reflect the effect of the June 30, 2005 two-for-one stock split.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. Under this program, the Corporation purchased a total of 28,000 (56,000 shares as adjusted for the June 2005 stock split) shares of common stock at a cost of $965,079 during the second quarter of 2005. No shares of common stock were repurchased during 2007 and 2006 by the Corporation. As of December 31, 2007 and 2006, from the total amount of common stock repurchased, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
Preferred stock
     The Corporation has 50,000,000 authorized shares of non-cumulative and non-convertible preferred stock with a par value of $25, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During 2007 and 2006, the Corporation did not issue preferred stock. The Corporation has five outstanding series of non convertible preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E, which trade on the NYSE. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on preferred stock for each of the years 2007, 2006 and 2005 amounted to $40.3 million.
Capital reserve
     The capital reserve account was established to comply with certain regulatory requirements of the OCIF related to the issuance of subordinated notes by FirstBank in 1995. An amount equal to 10% of the principal of the notes was set aside each year from retained earnings until the reserve equaled the total principal amount. The subordinated notes were repaid on December 20, 2005, the notes’ maturity date; the balance in capital reserve was transferred to the legal surplus account in accordance with the approval of the OCIF.

Legal surplus
     The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus, until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders. During December 2005, the Bank transferred $82.8 million from the capital reserve account to legal surplus upon the maturity of the subordinated notes on December 20, 2005 and with prior approval from the OCIF. The amount transferred exceeded 10% of FirstBank’s net income for the year ended December 31, 2005.
Dividends
     On March 17, 2006, the Corporation announced that it had agreed with the Board of Governors of the Federal Reserve System to a cease and desist order issued with the consent of the Corporation (the “Consent Order”). The Consent Order addresses certain concerns of banking regulators relating to the incorrect accounting for and documentation of mortgage-related transactions with Doral and R&G. The Corporation had initially reported those transactions as purchases of mortgage loans when they should have been accounted for as secured loans to the financial institutions because, as a legal and accounting matter, they did not constitute “true sales” but rather financing arrangements.
     The Consent Order requires the Corporation to take various affirmative actions, including engaging an independent consultant to review the mortgage portfolios and prepare a report including findings and recommendations, submitting capital and liquidity contingency plans, providing notice prior to the incurring of additional debt or the restructuring or repurchasing of debt, obtaining approval prior to purchasing or redeeming stock, filing amended regulatory reports upon completion of the restatement of financial statements, and obtaining regulatory approval prior to paying dividends after those payable in March 2006. The requirements of the Consent Order have been substantially completed and reported to the regulators as required by the Consent Order.
     Subsequent to the effectiveness of the Consent Orders, the Corporation have requested and obtained written approval from the Federal Reserve Board for the payment of dividends by the Corporation to the holders of its preferred stock, common stock and trust preferred stock. The written approvals have been obtained in accordance with requirements of the Consent Order.
Note 22 — Employees’ Benefit Plan
     FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for U.S.V.I. and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after completion of three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans. Participants are permitted to contribute up to 10% of their annual compensation, limited to $8,000 per year ($15,500 for U.S.V.I. and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $1.4 million for each of the years ended December 31, 2007 and 2006, and $1.3 million for the year ended December 31, 2005.
     FirstBank Florida provides a contributory retirement plan pursuant to Section 401(k) of the U.S. Internal Revenue Code for its U.S. employees (the “Plan”). All employees are eligible to participate in the Plan after six months of service. Under the provisions of the Plan, FirstBank Florida contributes 50% of the participant’s contribution up to a maximum of 3% of the participant’s compensation. Participants are permitted to contribute up to 18% of their annual compensation, limited to $15,500 per year (participants over 50 years of age are permitted an additional $5,000 contribution). FirstBank Florida had total plan expenses of approximately $114,000 for the full year 2007, approximately $87,000 for the year ended December 31, 2006 and approximately $53,000 for the year ended December 31, 2005.

Note 23 — Other Non-interest Income
     A detail of other non-interest income follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Other commissions and fees	$273	$1,470	$911
Insurance income	10,877	11,284	9,443
Other	13,322	12,857	15,896

Total	$24,472	$25,611	$26,250

Note 24 — Other Non-interest Expenses
     A detail of other non-interest expenses follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Servicing and processing fees	$6,574	$7,297	$6,573
Communications	8,562	9,165	8,642
Depreciation and expenses on revenue — earning equipment	2,144	2,455	2,225
Supplies and printing	3,402	3,494	3,094
Other	21,144	14,327	14,764

Total	$41,826	$36,738	$35,298

Note 25 — Income Taxes
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
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). The PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.
     Under the PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%, except that in years 2005 and 2006, an additional transitory tax rate of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved a transitory tax rate of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. This law was effective for taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. Accordingly, the Corporation recorded an additional current income tax provision of $2.8 million and $3.6 million during the years ended December 31, 2006 and 2005, respectively. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     In addition, on May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act as amended, such as First Bank, which raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. This law was effective for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. Accordingly, the Corporation recorded an additional current income tax provision of $1.7 million during the year ended December 31, 2006. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     Act 98 of May 16, 2006 amended the PR Code by imposing a tax of 5% over the 2005 taxable net income applicable to corporations with gross income over $10 million, which was required to be paid July 31, 2006. The Corporation can use the full payment as a tax credit in its income tax return for future years. The prepayment of tax resulted in a disbursement of $7.1 million. No income tax expense was recorded since the prepayment will be used as a tax credit in future taxable years.
     The components of income tax expense for the years ended December 31 are summarized below:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Current income tax expense	$7,925	$59,157	$75,239
Deferred income tax expense (benefit)	13,658	(31,715)	(60,223)

Total income tax expense	$21,583	$27,442	$15,016

     The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year ended December 31,
	2007		2006		2005
		% of		% of		% of
		pre-tax		pre-tax		pre-tax
	Amount	income	Amount	income	Amount	income
	(In thousands)
Computed income tax at statutory rate	$34,990	39.0%	$46,512	41.5%	$53,792	41.5%
Federal and state taxes	227	0.3%	1,657	1.5%	4,996	3.9%
Non-tax deductible expenses	1,111	1.2%	2,232	2.0%	3,528	2.7%
Benefit of net exempt income	(23,974)	-26.7%	(34,601)	-30.9%	(57,522)	-44.4%
Deferred tax valuation allowance	(1,250)	-1.4%	3,209	2.9%	2,847	2.2%
2% temporary tax applicable to banks	—	—	1,704	1.5%	—	—
Net operating loss carry forward	7,003	7.8%	—	—	—	—
Other-net	3,476	3.9%	6,729	6.0%	7,375	5.7%

Total income tax provision	$21,583	24.1%	$27,442	24.5%	$15,016	11.6%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses	$74,118	$61,705
Unrealized losses on derivative activities	4,358	82,223
Deferred compensation	1,301	2,312
Legal reserve	123	29,198
Reserve for insurance premium cancellations	711	703
Net operating loss and donation carryforward available	7,198	2,552
Impairment on investments	4,205	4,425
Tax credits available for carryforward	7,117	7,117
Unrealized net loss on available-for-sale securities	333	—
Other reserves and allowances	3,490	1,690

Deferred tax asset	102,954	191,925
Deferred tax liability:
Unrealized gain on available-for-sale securities	—	145
Broker placement fees	—	15,222
Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations	4,885	5,056
Unrealized gain on other investments	582	468
Other	2,446	2,881

Deferred tax liability	7,913	23,772
Valuation allowance	(4,911)	(6,057)

Deferred income taxes, net	$90,130	$162,096

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance of $4.9 million and $6.1 million is reflected in 2007 and 2006, respectively, related to deferred tax assets arising from temporary differences for which the Corporation could not determine the likelihood of its realization. Based on the information available, including projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize all other items comprising the net deferred tax asset as of December 31, 2007 and 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
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

     As of January 1, 2007 (the date of adoption), the balance of the Corporation’s UTBs amounted to $22.1 million, excluding accrued interest. No additions or reductions to these UTBs, nor new UTBs have been recorded, since the adoption date. As of December 31, 2007, the balance of the Corporation’s UTBs including accrued interest amounted to $30.7 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2007, the Corporation’s accrual for interest that relate to tax uncertainties amounted to $8.6 million. As of December 31, 2007 there is no need to accrue for the payment of penalties. For the year ended December 31, 2007, the total amount of interest recognized by the Corporation as part of income tax expense related with tax uncertainties was $2.3 million. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Corporation does not anticipate any significant changes to its UTBs within the next 12 months.
     The Corporation’s liability for income taxes includes the liability for UTBs, and interest which relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years; and for Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. All tax years subsequent to 2002 remain open to examination under the PR Code and taxable years subsequent to 2003 remain open to examination for Virgin Islands and U.S. income tax purpose.
Note 26 — Lease Commitments
     As of December 31, 2007, certain premises are leased with terms expiring through the year 2022. The Corporation has the option to renew or extend certain leases from two to ten years beyond the original term. Some of these leases require the payment of insurance, increases in property taxes and other incidental costs. As of December 31, 2007, the obligation under various leases follows:

Year	Amount
(Dollars in thousands)
2008	$10,168
2009	8,571
2010	7,231
2011	5,651
2012	4,767
2013 and later years	26,796

Total	$63,184

     Rental expense included in occupancy and equipment expense was $11.2 million in 2007 (2006 - $10.2 million; 2005 — $8.9 million).
Note 27 – FAIR VALUE
     As discussed in Note 1 — “Nature of Business and Summary of Significant Accounting Policies”, effective January 1, 2007, the Corporation adopted SFAS 157, which provides a framework for measuring fair value under GAAP.
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
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected to account at fair value for certain financial liabilities that were hedged with interest rate swaps that were designated for fair value hedge accounting in accordance with SFAS 133. As of December 31, 2007, these liabilities included callable brokered CDs with an aggregate fair value of $4.19 billion and principal balance of $4.20 billion recorded in interest-bearing deposits; and certain medium-term notes with a fair value of $14.31 million and principal balance of $15.44 million recorded in notes payable. Interest paid on these instruments continues to be recorded in interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs and medium-term notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for the vast majority of other brokered CDs because these are not hedged by derivatives that qualified or designated for hedge accounting in accordance with SFAS 133. Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting for interest rate swaps that hedged the $150 million medium-term note since the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note and, as a consequence, the Corporation did not elect the fair value option for this note either. The Corporation redeemed the $150 million medium-term note during the second quarter of 2007.
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
Estimated Fair Value
     The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent management’s estimate of the underlying value of the Corporation.
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
     The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2007 and 2006 as well as assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option.

						December 31, 2007
						Fair Value Measurements Using
			Total Carrying
	Total Carrying		Amount in		Assets/Liabilities
	Amount in		Statement of		Measured at Fair
	Statement of	Fair Value	Financial		Value on a
	Financial Condition	Estimate	Condition	Fair Value Estimate	recurring basis
(In thousands)	12/31/2007 (1)	12/31/2007 (2)	12/31/2006 (1)	12/31/2006 (2)	12/31/07	Level 1	Level 2	Level 3
Assets:
Cash and due from banks and money market investments	$378,945	$378,980	$568,811	$568,916	$—	$—	$—	$—
Investment securities available for sale (3)	1,286,286	1,286,286	1,700,423	1,700,423	1,286,286	22,596	1,130,012	133,678
Investment securities held to maturity	3,277,083	3,261,934	3,347,131	3,256,966	—	—	—	—
Other equity securities	64,908	64,908	40,159	40,159	—	—	—	—
Loans receivable, including loans held for sale	11,609,578	11,513,064	11,105,684	10,977,486	—	—	—	—
Derivatives, included in assets (3)	14,701	14,701	15,013	15,013	14,701	—	9,598	5,103
Liabilities:
Deposits (4)	11,034,521	11,030,229	11,004,287	10,673,249	4,186,563	—	4,186,563	—
Federal funds purchased and securities sold under agreements to repurchase	3,094,646	3,137,094	3,687,724	3,679,535	—	—	—	—
Advances from FHLB	1,103,000	1,107,347	560,000	560,416	—	—	—	—
Notes Payable (5)	30,543	30,043	182,828	177,555	14,306	—	14,306	—
Other borrowings	231,817	217,908	231,719	231,719	—	—	—	—
Derivatives, included in liabilities (3)	67,151	67,151	142,991	142,991	67,151	—	67,151	—

(1)	This column discloses carrying amount, information required annually by SFAS 107.

(2)	This column discloses fair value estimates required annually by SFAS 107.

(3)	Carried at fair value prior to the adoption of SFAS 159.

(4)	Amounts include Callable Brokered CDs for which the Corporation has elected the fair value option under SFAS 159.

(5)	Amounts include Medium-term notes for which the Corporation has elected the fair value option under SFAS 159.

	Changes in Fair Value for the Year Ended
	December 31, 2007, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option
			Total
			Changes in
			Fair Value
	Changes in Fair Value included in	Changes in Fair Value included in	Included in
	Interest Expense	Interest Expense	Current-Period
(In thousands)	on Deposits (1)	on Notes Payable (1)	Earnings (1)
Callable brokered CDs	$298,641	$—	$298,641
Medium-term notes	—	294	294

	$298,641	$294	$298,935

(1)	Changes in fair value for the year ended December 31, 2007 include interest expense on callable brokered CDs of $227.5 million, and interest expense on medium-term notes of $0.8 million. Interest expense on callable brokered CDs and medium-term notes that the Corporation has elected to carry at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Income based on their contractual coupons.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2007.
Level 3 Instruments Only

	Total Fair Value Measurements (Year ended December 31, 2007)
(In thousands)	Derivatives (1)	Securities Available For Sale (2)
Beginning balance	$9,088	$370
Total losses (realized/unrealized):
Included in earnings	(3,985)	—
Included in other comprehensive income	—	(28,407)
New instruments acquired	—	182,376
Principal repayments and amortization	—	(20,661)
Transfers in and/or out of Level 3	—	—

Ending balance	$5,103	$133,678

(1)	Amounts related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain available for sale securities collateralized by loans acquired in the first quarter of 2007 as part of the recharacterization of certain secured commercial loans.

     The table below summarizes changes in unrealized losses recorded in earnings for the year ended December 31, 2007 for Level 3 assets and liabilities that are still held as of December 31, 2007.
Level 3 Instruments Only

Changes in Unrealized Losses (Year ended December 31, 2007)
(In thousands)	Derivatives (1)
Changes in unrealized losses relating to assets still held at reporting date(2):

Interest income on loans	$440
Interest income on investment securities	3,545

$3,985

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.
(2)	Unrealized losses of $28.4 million on Level 3 available for sale securities were recognized as part of other comprehensive income.
     During 2007, the Corporation did not recognized any realized gain or loss for Level 3 financial instruments.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
     As of December 31, 2007 no impairment or valuation adjustment was recognized for assets recognized at fair value on a non-recurring basis, except for certain loans as shown in the following table:

				Year ended
	Carrying value as of December 31, 2007			December 31, 2007
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Loans (1)	$—	$59,418	$—	$5,187

(1)	Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS 114 .
     The following is a description of the valuation methodologies used for instruments for which an estimated fair value is presented as well as for instruments that the Corporation has elected the fair value option. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.
Cash and due from banks and money market investments
     The carrying amount of cash and due from banks and money market investments are reasonable estimates of their fair value. Money market investments include held-to-maturity U.S. Government obligations which have a contractual maturity of three months or less. The fair value of these securities is based on market prices provided by reputable broker dealers.
Investment securities available for sale and held to maturity
     The fair value of investment securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use unobservable inputs due to the limited market activity of the instrument.

Other Equity Securities
     Equity or other securities that do not have a readily available fair value are stated at the net realizable value. This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (FHLB) regulatory requirements. Their realizable value equals their cost.
Loans receivable, including loans held for sale
     The fair value of all loans was estimated using discounted present values. Loans were classified by type such as commercial, residential mortgage, credit cards and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. Floating-rate loans were valued at book value if they reprice at least once every three months, as were credit lines. The fair value of fixed-rate loans was calculated by discounting expected cash flows through the estimated maturity date. Recent prepayment experience was assumed to continue for fixed-rate non-residential loans. For residential mortgage loans, prepayment estimates were based on prepayment experiences of generic U.S. mortgage-backed securities pools with similar characteristics (eg. coupon and seasonality) and adjusted based on the Corporation’s historical data. Discount rates were based on the Treasury Yield Curve at the date of the analysis, with an adjustment, which reflects the risk and other costs inherent in the loan category.
     For impaired collateral dependent loans, the impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations, in accordance with the provisions of SFAS 114.
     Deposits
     The estimated fair value of demand deposits and savings accounts, which are deposits with no defined maturities, equals the amount payable on demand at the reporting date. For deposits with stated maturities, but that reprice at least quarterly, the fair value is also estimated to be the recorded amounts at the reporting date.
     The fair values of fixed-rate retail deposits with stated maturities are based on the present value of the future cash flows expected to be paid on the deposits. The cash flows are based on contractual maturities; no early repayments are assumed. Discount rates are based on the LIBOR yield curve. The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.
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
     Federal funds purchased and securities sold under agreements to repurchase
     Federal funds purchased and some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using exit price indications from brokers of the cost of unwinding the transactions as of December 31, 2007. Securities sold under agreements to repurchase are collateralized by investment securities.

     Advances from FHLB
     The fair value of advances from FHLB with fixed maturities is determined using discounted cash flow analyses over the full term of the borrowings, or using indications from brokers of the fair value of similar transactions. The cash flows assumed no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve. For advances from FHLB that reprice quarterly, their outstanding balances are estimated to be their fair value. Advances from FHLB are collateralized by mortgage loans and to a lesser extent investment securities.
     Derivative instruments
     The fair value of the derivative instruments was provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.
     Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option amounted to $1.6 million for year ended December 31, 2007. For the medium-term notes the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and option.
     Other borrowings
     Other borrowings consist of junior subordinated debentures. The market value was based on market prices provided by reputable broker dealers.

Note 28 — Supplemental Cash Flow Information
     Supplemental cash flow information follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash paid for:
Interest on borrowings	$721,545	$720,439	$559,642
Income tax	10,142	91,779	44,536

Non-cash investing and financing activities:
Additions to other real estate owned	17,108	2,989	3,904
Additions to auto repossessions	104,728	113,609	72,891
Capitalization of servicing assets	1,285	1,121	1,481
Recharacterization of secured commercial loans as securities collateralized by loans	183,830	—	—
Note 29 — Commitments and Contingencies
     The following table presents a detail of commitments to extend credit, standby letters of credit and commitments to sell loans:

	December 31,
	2007	2006
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate loans	$455,136	$539,267
Unused credit card lines	19	21,474
Unused personal lines of credit	61,731	50,279
Commercial lines of credit	1,109,661	1,331,823
Commercial letters of credit	41,478	40,915
Standby letters of credit	112,690	97,319
Commitments to sell loans	11,801	55,238
     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Management uses the same credit policies in entering into commitments and conditional obligations as it does for on-balance sheet instruments.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally expire within one year. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause cancel the unused credit facility. The amount of collateral, obtained if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the borrower. Rates charged on the loans that are finally disbursed are the rates being offered at the time the loans are closed; therefore, no fee is charged on these commitments. The fee is the amount that is used as the estimate of the fair value of commitments.
     In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which as of December 31, 2007 and 2006 was not significant.
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
     The Corporation designates a derivative as either a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As part of the interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under the interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps and unrealized gains and losses arising from changes in fair value are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being hedged. As of December 31, 2007, all derivatives held by the Corporation were considered economic undesignated hedges.
     Effective January 1, 2007, the Corporation adopted SFAS 159 for its callable brokered CDs and a portion of its callable fixed medium-term notes that were hedged with interest rate swaps following fair value hedge accounting under SFAS 133. Interest rate risk on the callable brokered CDs and medium-term notes elected for the fair value option under SFAS 159 continues to be economically hedged with callable interest rate swaps. Prior to the implementation of SFAS 159, the Corporation had been following the long-haul method of accounting under SFAS 133, which was adopted on April 3, 2006, for its portfolio of callable interest rate swaps, callable brokered CDs and callable notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent that changes in the fair value of a derivative do not offset changes in the fair value of the hedged item. The Corporation recognized, as a reduction to interest expense, approximately $4.7 million for the year ended December 31, 2006, representing ineffectiveness on derivatives that qualified as fair value hedges under SFAS 133.
     In addition, effective on January 1, 2007, the Corporation discontinued the use of fair value hedge accounting under SFAS 133 for an interest rate swap that hedged a $150 million medium-term note. The Corporation’s decision was based on the determination that the interest rate swap was no longer effective in offsetting the changes in the fair value of the $150 million medium-term note. After the discontinuance of hedge accounting, the basis adjustment, which represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, was being amortized or accreted over the remaining life of the liability as a yield adjustment. The $150 million medium-term note was redeemed prior to its maturity during the second quarter of 2007.

     The following table summarizes the notional amount of all derivative instruments as of December 31, 2007 and 2006:

	Notional Amount
	December 31,
	2007	2006
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,212	$80,720
Receive fixed versus pay floating	4,164,261	4,802,370
Embedded written options	53,515	13,515
Purchased options	53,515	13,515
Written interest rate cap agreements	128,075	125,200
Purchased interest rate cap agreements	294,982	330,607

	$4,774,560	$5,365,927

The following table summarizes the notional amount of all derivatives by the Corporation’s designation as of December 31, 2007 and 2006:

	Notional amounts
	As of	As of
	December 31,	December 31,
	2007	2006
	(In thousands)
Economic undesignated hedges:
Interest rate swaps used to hedge fixed rate certificates of deposit, notes payable and loans	$4,244,473	$336,473
Embedded options on stock index deposits	53,515	13,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	13,515
Written interest rate cap agreements	128,075	125,200
Purchased interest rate cap agreements	294,982	330,607

Total derivatives not designated as hedges	4,774,560	819,310

Designated hedges:
Fair value hedge:
Interest rate swaps used to hedge fixed-rate certificates of deposit	$—	$4,381,175
Interest rate swaps used to hedge fixed- and step-rate notes payable	—	165,442

Total fair value hedges	—	4,546,617

Total	$4,774,560	$5,365,927

     As of December 31, 2007, derivatives not designated or not qualifying as a hedge with a positive fair value of $14.7 million (2006 — $15.0 million) and a negative fair value of $67.2 million (2006 — $16.3 million) were recorded as “Other Assets” and “Accounts payable and other liabilities”, respectively, in the Consolidated Statements of Financial Condition. As of December 31, 2006, derivatives qualifying for fair value hedge accounting with a negative fair value of $126.7 million were recorded as “Accounts payable and other liabilities” in the Consolidated Statements of Financial Condition.

     Derivative instruments, such as interest rate swaps, are subject to market risk. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered certificates of deposit and medium-term notes to variable payments (receive fixed/pay floating). As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates. In addition, effective January 1, 2007 the Corporation adopted SFAS 159 for a substantial portion of its brokered certificates of deposit portfolio and certain medium-term notes for which changes in fair value are also recorded in current period earnings.
     A summary of interest rate swaps as of December 31, 2007 and 2006 follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$80,212	$80,720
Weighted average receive rate at year end	7.09%	7.38%
Weighted average pay rate at year end	6.75%	6.37%
Floating rates range from 167 to 252 basis points over 3-month LIBOR rate

	December 31,
	2007	2006
	(Dollars in thousands)
Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$4,164,261	$4,802,370
Weighted average receive rate at year end	5.26%	5.16%
Weighted average pay rate at year end	5.07%	5.42%
Floating rates range from minus 5 basis points to 11 basis points over 3-month LIBOR rate
     The changes in notional amount of interest rate swaps outstanding during the years ended December 31, 2007 and 2006 follows:

Notional amount
(Dollars in thousands)
Pay-fixed and receive-floating swaps:
Balance at December 31, 2005	$109,320
Canceled and matured contracts	(28,600)
New contracts	—

Balance at December 31, 2006	80,720
Canceled and matured contracts	(508)
New contracts	—

Balance at December 31, 2007	$80,212

Receive-fixed and pay floating swaps:
Balance at December 31, 2005	$5,751,128
Canceled and matured contracts	(948,758)
New contracts	—

Balance at December 31, 2006	4,802,370
Canceled and matured contracts	(638,109)
New contracts	—

Balance at December 31, 2007	$4,164,261

     The decrease in the notional amount of derivative instruments during 2007 is partially due to: (1) the termination of certain interest rate swaps that were no longer economically hedging brokered CDs as the notional balances exceeded those of the brokered CDs, and (2) the termination of an interest rate swap that economically hedged the $150 million medium-term note redeemed during the second quarter of 2007. The notional amount of the interest rate swaps previously held to economically hedge brokered CDs that were cancelled during 2007 amounted to $142.2 million with a weighted-average pay-rate of 5.38% and a weighted-average receive-rate of 5.22%. The interest rate swap previously held to economically hedge the $150 million medium-term note had a notional amount of $150.0 million with a pay-rate of 6.00% and a receive-rate of 5.54% at the time of cancellation.
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
Interest-Rate Credit and Market Risk
     The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee (MIALCO) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2007 was $255 million and $253 million, respectively (2006 — $345 million and $355 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the risk that any counterparty will default.
     The Corporation has credit risk of $14.7 million (2006 — $15.0 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments classified as designated hedges or undesignated economic hedges for the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, there were no derivative counterparties in default. As of December 31, 2007, the Corporation had a total net receivable of $8.4 million (2006 — $5.4 million) related to the swap transactions and a total net receivable related to other derivative instruments of $0.4 million (2006 — $0.6 million). The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, on the Consolidated Statements of Financial Condition.
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
Note 31 — Segment Information
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of December 31, 2007, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments, as well as an Other category reflecting other legal entities reported separately on aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks or mortgage brokers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investment segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment loans funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The Other category is mainly composed of insurance, finance leases and other products.
     The accounting policies of the segments are the same as those described in Note 1 – “Nature of Business and Summary of Significant Accounting Policies”.
     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

     The following table presents information about the reportable segments:

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
	(In thousands)
For the year ended December 31, 2007
Interest income	$165,159	$184,353	$425,109	$284,165	$130,461	$1,189,247
Net (charge) credit for transfer of funds	(126,145)	101,391	(289,201)	336,150	(22,195)	—
Interest expense	—	(80,404)	—	(624,840)	(32,987)	(738,231)

Net interest income	39,014	205,340	135,908	(4,525)	75,279	451,016

Provision for loan and lease losses	(1,645)	(55,633)	(41,176)	—	(22,156)	(120,610)
Non-interest income (loss)	3,019	27,314	3,778	(2,161)	17,634	49,584

Net gain on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	2,497	—	—	2,497
Direct non-interest expenses	(21,816)	(94,122)	(23,161)	(7,842)	(45,409)	(192,350)

Segment income (loss)	$18,572	$82,899	$77,846	$(14,528)	$25,348	$190,137

Average earning assets	$2,558,779	$1,824,661	$5,471,097	$5,401,148	$1,312,669	$16,568,354

For the year ended December 31, 2006
Interest income	$148,811	$201,609	$472,179	$350,038	$116,176	$1,288,813
Net (charge) credit for transfer of funds	(105,431)	108,979	(317,446)	334,149	(20,251)	—
Interest expense	—	(72,128)	—	(747,402)	(25,589)	(845,119)

Net interest income	43,380	238,460	154,733	(63,215)	70,336	443,694

Provision for loan and lease losses	(3,988)	(35,482)	(7,936)	—	(27,585)	(74,991)
Non-interest income (loss)	2,471	23,543	4,590	(8,313)	19,685	41,976
Net loss on partial extinguishment of secured commercial loans to a local financial institution	—	—	(10,640)	—	—	(10,640)
Direct non-interest expenses	(17,450)	(86,905)	(16,917)	(7,677)	(43,890)	(172,839)

Segment income (loss)	$24,413	$139,616	$123,830	$(79,205)	$18,546	$227,200

Average earning assets	$2,283,683	$1,919,083	$6,298,326	$6,787,581	$1,156,712	$18,445,385

For the year ended December 31, 2005
Interest income	$107,364	$176,007	$406,433	$293,437	$84,349	$1,067,590
Net (charge) credit for transfer of funds	(68,328)	78,029	(252,982)	255,955	(12,674)	—
Interest expenses	—	(53,253)	—	(570,056)	(11,962)	(635,271)

Net interest income	39,036	200,783	153,451	(20,664)	59,713	432,319

Provision for loan and lease losses	(2,060)	(34,002)	(2,699)	—	(11,883)	(50,644)
Non-interest income (loss)	3,948	23,055	5,649	12,875	17,549	63,076
Direct non-interest expenses	(15,431)	(77,317)	(10,498)	(5,017)	(32,693)	(140,956)

Segment income	$25,493	$112,519	$145,903	$(12,806)	$32,686	$303,795

Average earning assets	$1,634,845	$1,706,647	$7,299,878	$6,027,745	$785,325	$17,454,440

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Net Income:
Total income for segments and other	$190,137	$227,200	$303,795
Other non-interest income	15,075	—	—
Other operating expenses	(115,493)	(115,124)	(174,175)

Income before income taxes	89,719	112,076	129,620
Income taxes	(21,583)	(27,442)	(15,016)

Total consolidated net income	$68,136	$84,634	$114,604

Average assets:
Total average earning assets for segments	$16,568,354	$18,445,385	$17,454,440
Average non earning assets	645,853	737,526	546,599

Total consolidated average assets	$17,214,207	$19,182,911	$18,001,039

     The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

	2007	2006	2005
	(Dollars in thousands)
Revenues:
Puerto Rico	$1,045,523	$1,107,451	$1,015,641
United States	123,064	133,083	52,384
Other	87,816	79,615	62,642

Total consolidated revenues	$1,256,403	$1,320,149	$1,130,667

Selected Balance Sheet Information:

Total assets:
Puerto Rico	$14,633,217	$14,688,754	$17,697,563
United States	1,540,808	1,742,243	1,382,083
Other	1,012,906	959,259	838,005

Loans:
Puerto Rico	$9,413,118	$8,777,267	$10,634,545
United States	1,448,613	1,594,141	1,271,698
Other	938,015	892,572	779,686

Deposits:
Puerto Rico (1)	$9,484,103	$9,318,931	$10,998,192
United States	532,684	580,917	476,166
Other	1,017,734	1,104,439	989,394

(1)	Includes brokered certificates of deposit used to fund activities conducted in Puerto Rico and in the United States.
Note 32 —Litigations
     As of December 31, 2007, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations, except as described below.
     On August 7, 2007, First BanCorp announced that the SEC approved a final settlement with the Corporation, which resolved the previously disclosed SEC investigation of the Corporation’s accounting for the mortgage-related transactions with Doral and R&G Financial. The Corporation had announced on December 13, 2005 that management, with the concurrence of the Board of Directors, had determined to restate its previously reported financial statements to correct its accounting for the mortgage-related transactions. In August 2006, the Audit Committee completed its review and the Corporation filed the Amended 2004 Form 10-K with the SEC on September 26, 2006, the 2005 Form 10-K on February 9, 2007 and the 2006 Form 10-K on July 9, 2007.
     Under the settlement with the SEC, the Corporation agreed, without admitting or denying any wrongdoing, to the issuance of a Federal Court Order enjoining it from committing future violations of the federal securities laws. The Corporation also agreed to the payment of an $8.5 million civil penalty and the disgorgement of $1 to the SEC. The SEC may request that the civil penalty be subject to distribution pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. The monetary payment had no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s previously filed audited Consolidated Financial Statements for 2005, the Corporation accrued $8.5 million in 2005 for the potential settlement with the SEC. In connection with the settlement, the Corporation consented to the entry of a final judgment to implement the terms of the agreement.

     The United States District Court for the Southern District of New York consented to the entry of the final judgment in order to consummate the settlement. The monetary payment was made on October 15, 2007.
     On November 28, 2007, the United States District Court for the District of Puerto Rico approved the settlement of all claims in the consolidated securities class action relating to the accounting for mortgage-related transactions named “In Re: First BanCorp Securities Litigation”.
     Under the terms of the settlement the Corporation paid an aggregate of $74.25 million. The monetary payment had no impact on the Corporation’s earnings or capital in 2007. As reflected in First BanCorp’s audited Consolidated Financial Statements, included in the Corporation’s 2005 Annual Report on Form 10-K, the Corporation accrued $74.25 million in 2005 for the potential settlement of the class action lawsuit. In 2007, the Corporation recognized income of approximately $15.1 million from an agreement reached with insurance companies and former executives of the Corporation for indemnity of expenses which were accounted for as “Insurance Reimbursements and Other Agreements Related to a Contingency Settlement” on the Consolidated Statement of Income, of which approximately $3.1 million had not been collected as of December 31, 2007 and are accounted for as Accounts Receivable included as part of “Other Assets” on the Consolidated Statement of Financial Condition.
Note 33 — First BanCorp (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years ended on December 31, 2007, 2006 and 2005.

Statements of Financial Condition

	Year ended December 31,
	2007	2006
	(Dollars in thousands)
Assets

Cash and due from banks	$43,519	$14,584
Money market instruments	46,293	300
Investment securities available-for-sale, at market:
Mortgage-backed securities	41,234	—
Equity investments	2,117	12,715
Other investment securities	1,550	1,425
Loans receivable	2,597	65,161
Investment in FirstBank Puerto Rico, at equity	1,457,899	1,338,023
Investment in FirstBank Insurance Agency, at equity	4,632	2,982
Investment in Ponce General, at equity	106,120	103,274
Investment in PR Finance, at equity	2,979	2,623
Accrued interest receivable	376	401
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	1,503	55,707

Total assets	$1,717,778	$1,604,154

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$282,567	$288,269
Accounts payable and other liabilities	13,565	86,332

Total liabilities	296,132	374,601

Stockholders’ equity	1,421,646	1,229,553

Total liabilities and stockholders’ equity	$1,717,778	$1,604,154

Statements of Income

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Income:
Interest income on investment securities	$3,029	$349	$756
Interest income on other investments	1,289	175	2,972
Interest income on loans	631	3,987	4,188
Dividends from FirstBank Puerto Rico	79,135	107,302	67,880
Dividends from other subsidiaries	1,000	14,500	240
Other income	565	543	417

	85,649	126,856	76,453

Expense:
Notes payable and other borrowings	22,261	22,375	16,516
Provision (recovery) for loan losses	1,300	(71)	169
Other operating expenses	2,844	5,390	9,654

	26,405	27,694	26,339

Net (loss) gain on investments and impairments	(6,643)	(12,525)	2,589

Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	(1,207)	—	—

Income before taxes and equity in undistributed earnings (losses) of subsidiaries	51,394	86,637	52,703
Income tax (provision) benefit	(1,714)	1,381	53
Equity in undistributed earnings (losses) of subsidiaries	18,456	(3,384)	61,848

Net income	68,136	84,634	114,604
Other comprehensive income (loss), net of tax	4,903	(14,492)	(59,311)

Comprehensive income	$73,039	$70,142	$55,293

Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:

Net Income	$68,136	$84,634	$114,604

Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	1,300	(71)	169
Deferred income tax provision (benefit)	1,714	(2,572)	(70)
Equity in undistributed (earnings) losses of subsidiaries	(18,456)	3,384	(61,848)
Net loss (gain) on sale of investment securities	733	(2,726)	(10,963)
Loss on impairment of investment securities	5,910	15,251	8,374
Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	1,207	—	—
Accretion of discount on investment securities	(197)	—	—
Net decrease (increase) in other assets	52,515	(52,372)	(276)
Net (decrease) increase in other liabilities	(72,639)	2,544	8,903

Total adjustments	(27,913)	(36,562)	(55,711)

Net cash provided by operating activities	40,223	48,072	58,893

Cash flows from investing activities:

Capital contribution to subsidiaries	—	—	(110,000)
Principal collected on loans	1,622	9,824	9,002
Purchases of securities available-for-sale	—	(460)	(34,582)
Sales, pricipal repayments and maturity of available-for-sale and held-to-maturity securities	11,403	5,461	56,621
Cash paid on acquisitions	—	—	(103,670)
Other investing activities	437	—	687

Net cash provided by (used in) investing activities	13,462	14,825	(181,942)

Cash flows from financing activities:

Proceeds from purchased funds and other short-term borrowings	—	123,247	944,374
Repayments of purchased funds and other short-term borrowings	(5,800)	(130,522)	(970,717)
Issuance of common stock	91,924	—	—
Payment to repurchase common stock	—	—	(965)
Exercise of stock options	—	19,756	2,094
Cash dividends paid	(64,881)	(63,566)	(62,915)

Net cash provided by (used in) financing activities	21,243	(51,085)	(88,129)

Net increase (decrease) in cash and cash equivalents	74,928	11,812	(211,178)
Cash and cash equivalents at the beginning of the year	14,884	3,072	214,250

Cash and cash equivalents at end of the year	$89,812	$14,884	$3,072

Cash and cash equivalents include:
Cash and due from banks	$43,519	$14,584	$2,772
Money market instruments	46,293	300	300

	$89,812	$14,884	$3,072

Note 34 — Subsequent Events
     On January 28, 2008, First Bank acquired Virgin Island Community Bank (VICB) in St.Croix, U.S. Virgin Islands. VICB has three branches on St. Croix and deposits of approximately $56 million.
     In February 2008, the Corporation entered into an agreement with the Puerto Rico Department of Treasury that establishes an allocation schedule for the deductibility of the Class Action payment made by the Corporation during 2007. As a result of such agreement, the Corporation’s deferred income tax benefit will increase by approximately $5.4 million during the first quarter of 2008.