Form 10-Q
period 2008-03-31
FIRST BANCORP /PR/
filed 2008-05-12
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 001-14793
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 92,504,506 outstanding as of April 30, 2008.

FIRST BANCORP.
INDEX PAGE

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
     Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	March 31,2008	December 31,2007
Cash and due from banks	$214,847	$195,809

Money market instruments	252,346	148,579
Federal funds sold	37,691	7,957
Time deposits with other financial institutions	27,641	26,600

Total money market investments	317,678	183,136

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,384,848	789,271
Other investment securities	767,448	497,015

Total investment securities available for sale	2,152,296	1,286,286

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	2,514,459	2,522,509
Other investment securities	409,637	754,574

Total investment securities held to maturity, fair value of $2,922,833 (2007 - $3,261,934)	2,924,096	3,277,083

Other equity securities	61,968	64,908

Loans, net of allowance for loan and lease losses of $210,495 (2007 - $190,168)	11,853,476	11,588,654
Loans held for sale, at lower of cost or market	18,027	20,924

Total loans, net	11,871,503	11,609,578

Premises and equipment, net	165,769	162,635
Other real estate owned	33,913	16,116
Accrued interest receivable on loans and investments	98,540	107,979
Due from customers on acceptances	—	747
Other assets	308,419	282,654

Total assets	$18,149,029	$17,186,931

Liabilities & Stockholders’ Equity
Liabilities:
Non-interest-bearing deposits	$705,062	$621,884
Interest-bearing deposits ($3,138,663 and $4,186,563 measured at fair value as of March 31, 2008 and December 31, 2007, respectively)	10,933,969	10,412,637
Federal funds purchased and securities sold under agreements to repurchase	3,557,030	3,094,646
Advances from the Federal Home Loan Bank (FHLB)	1,035,000	1,103,000
Notes payable ($13,410 and $14,306 measured at fair value as of March 31, 2008 and December 31, 2007, respectively)	28,575	30,543
Other borrowings	231,841	231,817
Bank acceptances outstanding	—	747
Accounts payable and other liabilities	207,294	270,011

Total liabilities	16,698,771	15,765,285

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,402,306	102,402	102,402
Less: Treasury stock (at par value)	(9,898)	(9,898)

Common stock outstanding	92,504	92,504

Additional paid-in capital	108,279	108,279
Legal surplus	286,049	286,049
Retained earnings	427,023	409,978
Accumulated other comprehensive loss, net of tax benefit of$466 (2007 - $227)	(13,697)	(25,264)

Total stockholders’ equity	1,450,258	1,421,646

Total liabilities and stockholders’ equity	$18,149,029	$17,186,931

     The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands, except per share data)	2008	2007
Interest income:
Loans	$213,811	$225,639
Investment securities	62,053	67,672
Money market investments	3,223	5,274

Total interest income	279,087	298,585

Interest expense:
Deposits	106,197	124,090
Federal funds purchased and repurchase agreements	33,939	41,770
Advances from FHLB	11,148	8,197
Notes payable and other borrowings	3,345	7,093

Total interest expense	154,629	181,150

Net interest income	124,458	117,435

Provision for loan and lease losses	45,793	24,914

Net interest income after provision for loan and lease losses	78,665	92,521

Non-interest income:
Other service charges on loans	1,313	1,791
Service charges on deposit accounts	3,364	3,191
Mortgage banking activities	319	762
Net gain (loss) on investments and impairments	16,193	(2,159)
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	2,497
Rental income	543	664
Gain on sale of credit card portfolio	—	2,819
Other non-interest income	7,648	6,257

Total non-interest income	29,380	15,822

Non-interest expenses:
Employees’ compensation and benefits	36,326	36,372
Occupancy and equipment	14,979	14,382
Business promotion	4,265	4,930
Professional fees	5,059	6,397
Taxes, other than income taxes	4,026	3,581
Insurance and supervisory fees	3,984	1,692
Foreclosure-related expenses	3,256	275
Other non-interest expenses	10,292	11,735

Total non-interest expenses	82,187	79,364

Income before income taxes	25,858	28,979
Income tax benefit (provision)	7,731	(6,147)

Net income	$33,589	$22,832

Net income attributable to common stockholders	$23,520	$12,763

Net income per common share:
Basic	$0.25	$0.15

Diluted	$0.25	$0.15

Dividends declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$33,589	$22,832

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,368	4,362
Amortization of core deposit intangible	878	843
Provision for loan and lease losses	45,793	24,914
Deferred income tax benefit	(15,387)	(2,315)
Stock-based compensation recognized	—	2,848
(Gain) loss on sale of investments, net	(16,193)	732
Other-than-temporary impairments on available-for-sale securities	—	1,427
Derivative instruments and hedging activities gain	(6,959)	(3,230)
Net gain on sale of loans and impairments	(707)	(600)
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	(2,497)
Net amortization of premiums and discounts and deferred loan fees and costs	3	(240)
Amortization of broker placement fees	2,823	2,165
Accretion of basis adjustments on fair value hedges	—	(115)
Net accretion of premium and discounts on investment securities	(8,896)	(9,663)
Gain on sale of credit card portfolio	—	(2,819)
Increase in accrued income tax payable	6,190	7,725
Decrease in accrued interest receivable	9,637	9,311
Decrease in accrued interest payable	(22,285)	(30,685)
(Increase) decrease in other assets	(6,782)	4,067
Decrease in other liabilities	(4,409)	(3,371)

Total adjustments	(11,926)	2,859

Net cash provided by operating activities	21,663	25,691

Cash flows from investing activities:
Principal collected on loans	697,011	857,281
Loans originated	(978,515)	(924,917)
Purchase of loans	(59,168)	(49,836)
Proceeds from sale of loans	21,421	46,302
Proceeds from sale of repossessed assets	20,390	13,873
Purchase of servicing assets	(69)	(378)
Proceeds from sale of available for sale securities	245,291	3,125
Purchase of securities held to maturity	(99)	(39,388)
Purchase of securities available for sale	(1,136,025)	—
Principal repayments and maturities of securities held to maturity	362,317	210,072
Principal repayments of securities available for sale	67,713	49,413
Additions to premises and equipment	(6,258)	(5,451)
Proceeds from sale of other investment securities	9,342	—
Decrease (increase) in other equity securities	2,940	(1,433)
Net cash inflow on acquisition of business	5,154	—

Net cash (used in) provided by investing activities	(748,555)	158,663

Cash flows from financing activities:
Net increase in deposits	502,632	366,630
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	462,384	(524,420)
Net FHLB advances (paid) taken	(68,000)	30,000
Dividends paid	(16,544)	(15,896)

Net cash provided by (used in) financing activities	880,472	(143,686)

Net increase in cash and cash equivalents	153,580	40,668
Cash and cash equivalents at beginning of period	378,945	568,811

Cash and cash equivalents at end of period	$532,525	$609,479

Cash and cash equivalents include:
Cash and due from banks	$214,847	$132,665
Money market instruments	317,678	476,814

	$532,525	$609,479

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended
(In thousands)	March 31, 2008	March 31, 2007
Preferred Stock	$550,100	$550,100

Common Stock Outstanding	92,504	83,254

Additional Paid-In-Capital:
Balance at beginning of period	108,279	22,757
Stock-based compensation recognized	—	2,848

Balance at end of period	108,279	25,605

Legal Surplus	286,049	276,848

Retained Earnings:
Balance at beginning of period	409,978	326,761
Net income	33,589	22,832
Cash dividends declared on common stock	(6,475)	(5,827)
Cash dividends declared on preferred stock	(10,069)	(10,069)
Cumulative adjustment for accounting change (adoption of FIN 48)	—	(2,615)
Cumulative adjustment for accounting change (adoption of SFAS No. 159)	—	91,778

Balance at end of period	427,023	422,860

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of period	(25,264)	(30,167)
Other comprehensive income, net of tax	11,567	266

Balance at end of period	(13,697)	(29,901)

Total stockholders’ equity	$1,450,258	$1,328,766

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2008	2007
Net income	$33,589	$22,832

Other comprehensive income:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	18,179	(1,868)
Less: Reclassification adjustments for net (gain) loss and other-than-temporary impairments included in net income	(6,851)	2,159
Income tax benefit (expense) related to items of other comprehensive income	239	(25)

Other comprehensive income for the period, net of tax	11,567	266

Total comprehensive income	$45,156	$23,098

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Annual Audited Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2007, included in the Corporation’s 2007 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
          The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.
Recently issued accounting pronouncements
     On April 30, 2007, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, although early application is permitted. The Corporation analyzed the potential impact of FSP FIN 39-1 on its financial statements. As of March 31, 2008, the Corporation did not apply this pronouncement since FSP FIN 39-1 applies only to cash collateral and all of the collateral received or delivered to counterparties for derivative instruments are investment securities.
     In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 109, “Written Loan Commitments That Are Accounted For At Fair Value Through Earnings Under Generally Accepted Accounting Principles.” This interpretation expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” which provided the prior views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 109 expresses the current view of the staff that, consistent with the guidance in SFAS 156, “Accounting for Servicing of Financial Assets”, and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007. The adoption of this statement in 2008 did not have an effect on the Corporation’s financial statements.

     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Corporation is currently evaluating the possible effect, if any, of the adoption of this statement on its Financial Statements, commencing on January 1, 2009.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, including contingent liabilities and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Corporation is currently evaluating the possible effect, if any, of the adoption of this statement on its Financial Statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (b) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Although the adoption of this statement will not impact the Corporation’s financial results the Corporation is currently evaluating the disclosure framework dictated by this Statement.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters ended on March 31, 2008 and 2007 are as follows:

	Quarter Ended
	March 31,
	2008	2007
	(In thousands, except per share data)
Net Income:
Net income	$33,589	$22,832
Less: Preferred stock dividend	(10,069)	(10,069)

Net income available to common stockholders	$23,520	$12,763

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,504	83,254
Average potential common shares	88	385

Diluted weighted-average number of common shares outstanding	92,592	83,639

Earnings per common share:
Basic	$0.25	$0.15

Diluted	$0.25	$0.15

     Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarters ended March 31, 2008 and 2007, a total of 2,337,300 and 2,054,600 weighted-average outstanding stock options, respectively, were not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.
3 — STOCK OPTION PLAN
     Between 1997 and January 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) covering certain employees. This plan allowed for the granting of up to 8,696,112 options on shares of the Corporation’s common stock to certain employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
     Under the 1997 stock option plan, the Compensation Committee had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to the stock appreciation rights, the Optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered shall be cancelled by the Corporation and the shares subject to the option shall not be eligible for further grants under the option plan. On

January 21, 2007, the 1997 stock option plan expired, all outstanding awards grants under this plan shall continue in full force and effect, subject to their original terms.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp’s 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, shall have power and authority to determine those eligible to receive awards and to establish terms and conditions of any awards; however the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards. As of the date of the filing of this Quarterly Report on Form 10-Q, no awards had been granted under the Omnibus Plan.
     The Corporation accounted for stock options using the “modified prospective” method under SFAS 123R, “Share-Based Payment.” There were no stock options granted during the first quarter of 2008. The compensation expense associated with stock options for the quarter ended March 31, 2007 was approximately $2.8 million. All employee stock options granted during 2007 were fully vested at the time of grant.
     The activity of stock options during the first quarter of 2008 is set forth below:

	Quarter Ended
	March 31, 2008
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period	4,136,910	$12.60
Options cancelled	(1,000)	9.20

End of period outstanding and exercisable	4,135,910	$12.60	6.6	$2,584

     The fair value of options granted in 2007, which was estimated using the Black-Scholes option pricing method, and the assumptions used are as follows:

2007
Weighted-average stock price at grant date and exercise price	$9.20
Stock option estimated fair value	$2.40-$2.45
Weighted-average estimated fair value	$2.43
Expected stock option term (years)	4.31-4.59
Expected volatility	32%
Expected dividend yield	3.0%
Risk-free interest rate	5.1%
     The Corporation uses empirical research data to estimate option exercises and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on the historical implied volatility of the Corporation’s common stock at each grant date; otherwise, historical volatilities based upon 260 observations (working days) were obtained from Bloomberg L.P. and used as inputs in the model. The dividend yield is based on the historical 12-month dividend yield observable at each grant date. The risk-free rate for the period is based on historical zero coupon curves obtained from Bloomberg L.P. at the time of grant based on the option’s expected term.

     No stock options were exercised during 2008 or 2007.
     4 — INVESTMENT SECURITIES
Investment Securities Available for Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008					December 31, 2007
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
(Dollars in thousands)
U.S. Treasury and Obligations of U.S.Government sponsored agencies:
Due within one year	$152,615	$—	$242	$152,373	1.11	$—	$—	$—	$—	—
After 5 to 10 years	—	—	—	—	—	6,975	26	—	7,001	6.05
After 10 years	4,991	12	—	5,003	6.26	8,984	47	—	9,031	6.21
Puerto Rico Government obligations:
Due within one year	381	6	—	387	6.63	—	—	—	—	—
After 1 to 5 years	13,669	144	245	13,568	4.96	13,947	141	347	13,741	4.99
After 5 to 10 years	7,238	285	77	7,446	5.66	7,245	247	99	7,393	5.67
After 10 years	6,553	40	81	6,512	5.48	3,416	37	66	3,387	5.64

United States and Puerto Rico Government obligations	185,447	487	645	185,289	1.88	40,567	498	512	40,553	5.62

Mortgage-backed securities:
FHLMC certificates:
Within 1 year	95	1	—	96	5.24	98	1	—	99	5.50
After 1 to 5 years	468	21	—	489	7.05	640	20	—	660	7.01
After 10 years	485,603	7,329	2	492,930	5.41	158,070	235	111	158,194	5.60

	486,166	7,351	2	493,515	5.41	158,808	256	111	158,953	5.61

GNMA certificates:
After 1 to 5 years	400	8	—	408	6.44	496	8	—	504	6.48
After 5 to 10 years	682	14	1	695	5.97	708	6	5	709	6.01
After 10 years	175,865	2,306	218	177,953	5.31	42,665	582	120	43,127	5.93

	176,947	2,328	219	179,056	5.32	43,869	596	125	44,340	5.94

FNMA certificates:
Due within one year	5	—	—	5	7.31	—	—	—	—	—
After 1 to 5 years	21	1	—	22	6.84	34	1	—	35	7.08
After 5 to 10 years	282,516	2,646	3	285,159	5.01	289,125	138	750	288,513	4.93
After 10 years	869,113	14,519	10	883,622	5.62	608,942	5,290	582	613,650	5.65

	1,151,655	17,166	13	1,168,808	5.47	898,101	5,429	1,332	902,198	5.42

Mortgage pass-through certificates:
After 10 years	158,087	2	39,038	119,051	6.05	162,082	3	28,407	133,678	6.14

Mortgage-backed securities	1,972,855	26,847	39,272	1,960,430	5.49	1,262,860	6,284	29,975	1,239,169	5.55

Corporate bonds:
After 5 to 10 years	1,300	—	351	949	7.70	1,300	—	198	1,102	7.70
After 10 years	4,411	—	1,496	2,915	7.97	4,412	—	1,066	3,346	7.97

Corporate bonds	5,711	—	1,847	3,864	7.91	5,712	—	1,264	4,448	7.91

Equity securities (without contractual maturity)	2,750	242	279	2,713	1.04	2,638	—	522	2,116	—

Total investment securities available for sale	$2,166,763	$27,576	$42,043	$2,152,296	5.18	$1,311,777	$6,782	$32,273	$1,286,286	5.55

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities held for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale is presented as part of accumulated other comprehensive income.

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
U.S. Treasury	$152,373	$242	$—	$—	$152,373	$242
Puerto Rico Government obligations	3,093	37	13,794	366	16,887	403
Mortgage-backed securities
FHLMC	—	—	3,389	2	3,389	2
GNMA	482	5	24,993	214	25,475	219
FNMA	16,929	12	68	1	16,997	13
Mortgage pass-through trust certificates	24,054	6,662	94,664	32,376	118,718	39,038
Corporate bonds	—	—	3,864	1,847	3,864	1,847
Equity securities	1,626	279	—	—	1,626	279

	$198,557	$7,237	$140,772	$34,806	$339,329	$42,043

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$13,648	$512	$13,648	$512
Mortgage-backed securities
FHLMC	48,202	40	3,436	71	51,638	111
GNMA	625	11	26,887	114	27,512	125
FNMA	285,973	274	221,902	1,058	507,875	1,332
Mortgage pass-through trust certificates	133,337	28,407	—	—	133,337	28,407
Corporate bonds	—	—	4,448	1,264	4,448	1,264
Equity securities	1,384	522	—	—	1,384	522

	$469,521	$29,254	$270,321	$3,019	$739,842	$32,273

The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and other securities secured by mortgage loans and (ii) U.S. Treasury and agencies securities and obligations of the Puerto Rico Government. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. or Puerto Rico Government. Principal and interest on these securities are therefore deemed recoverable. The unrealized losses in the available-for-sale portfolio as of March 31, 2008 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers. In the case of private label mortgage-backed securities the unrealized loss is mainly related to increases in the discount rate used to value such instruments resulting from current liquidity and credit concerns situation in the U.S. mortgage loan market. However the underlying mortgages are fixed-rate single family loans with a high weighted-average FICO score (over 700) and low loan-to-value ratios (under 80%) as well as a very low delinquency level. The Corporation’s policy is to review its investment portfolio for possible other-than temporary impairment, at least quarterly. As of March 31, 2008, management has the intent and ability to hold these investments for a reasonable period of time and for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary.

     No other-than-temporary impairments charges were recorded during the first quarter of 2008. During the first quarter of 2007, the Corporation recorded other-than-temporary impairments of approximately $1.4 million on certain equity securities held in its available-for-sale investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the quarter ended March 31, 2008 amounted to approximately $245.3 million (2007 — $3.1 million). The Corporation realized gross gains of approximately $6.9 million for the first quarter of 2008 on the sale of securities available for sale, (2007 — $0.2 million in gross realized gains and approximately $0.9 million in gross realized losses).
Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008					December 31, 2007
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$25,007	$55	$—	$25,062	3.06	$254,882	$369	$24	$255,227	4.14

Obligations of other U.S. Government sponsored agencies:
After 10 years	2,025,450	5,203	2,395	2,028,258	5.82	2,110,265	1,486	2,160	2,109,591	5.82
Puerto Rico Government obligations:
After 5 to 10 years	17,454	600	106	17,948	5.85	17,302	541	107	17,736	5.85
After 10 years	13,920	—	204	13,716	5.50	13,920	—	256	13,664	5.50

United States and Puerto Rico Government obligations	2,081,831	5,858	2,705	2,084,984	5.79	2,396,369	2,396	2,547	2,396,218	5.64

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	10,495	32	21	10,506	3.85	—	—	—	—	—
After 5 to 10 years	—	—	—	—	—	11,274	—	116	11,158	3.65

FNMA certificates:
After 5 to 10 years	138,183	54	439	137,798	4.46	69,553	—	1,067	68,486	4.30
After 10 years	691,587	96	3,998	687,685	4.51	797,887	61	13,785	784,163	4.42

Mortgage-backed securities	840,265	182	4,458	835,989	4.49	878,714	61	14,968	863,807	4.40

Corporate bonds:
After 10 years	2,000	—	140	1,860	5.80	2,000	—	91	1,909	5.80

Total investment securities held-to-maturity	$2,924,096	$6,040	$7,303	$2,922,833	5.41	$3,277,083	$2,457	$17,606	$3,261,934	5.31

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$624,657	$2,247	$11,334	$148	$635,991	$2,395
Puerto Rico Government obligations	13,716	204	4,257	106	17,973	310
Mortgage-backed securities
FHLMC	2,390	12	724	9	3,114	21
FNMA	14,938	20	774,803	4,417	789,741	4,437
Corporate bonds	1,860	140	—	—	1,860	140

	$657,561	$2,623	$791,118	$4,680	$1,448,679	$7,303

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$616,572	$1,568	$24,469	$592	$641,041	$2,160
U.S. Treasury Notes	24,697	24	—	—	24,697	24
Puerto Rico Government obligations	13,664	256	4,200	107	17,864	363
Mortgage-backed securities
FHLMC	—	—	11,158	116	11,158	116
FNMA	—	—	849,341	14,852	849,341	14,852
Corporate Bonds	1,909	91	—	—	1,909	91

	$656,842	$1,939	$889,168	$15,667	$1,546,010	$17,606

     Held-to-maturity securities in an unrealized loss position as of March 31, 2008 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. The unrealized losses in the held-to-maturity portfolio as of March 31, 2008 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary. At this time, the Corporation has the intent and ability to hold these investments until maturity.

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
     As of March 31, 2008 and December 31, 2007, the Corporation had investments in FHLB stock with a book value of $60.4 million and $63.4 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2008 and December 31, 2007 was $1.6 million. During the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the sale of part of its investment in VISA, Inc. which completed its initial public offering in March 2008.
6 — LOAN PORTFOLIO
     The following is a detail of the loan portfolio:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Residential real estate loans, mainly secured by first mortgages	$3,259,659	$3,143,497

Commercial loans:
Construction loans	1,484,492	1,454,644
Commercial mortgage loans	1,342,644	1,279,251
Commercial loans	3,362,926	3,231,126
Loans to local financial institutions collateralized by real estate mortgages	606,041	624,597

Commercial loans	6,796,103	6,589,618

Finance leases	376,835	378,556

Consumer loans	1,631,374	1,667,151

Loans receivable	12,063,971	11,778,822
Allowance for loan and lease losses	(210,495)	(190,168)

Loans receivable, net	11,853,476	11,588,654
Loans held for sale	18,027	20,924

Total loans	$11,871,503	$11,609,578

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary (“First Bank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio of $12.1 billion as of March 31, 2008, approximately 80% have credit risk concentration in Puerto Rico, 12% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands.
     The Corporation has a significant lending concentration of $369.3 in one mortgage originator in Puerto Rico, Doral Financial Corporation, as of March 31, 2008. The Corporation has outstanding $236.7 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G Financial”) for total loans granted to mortgage originators amounting to $606.0 million as of March 31, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate.

7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended
	March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$190,168	$158,296
Provision for loan and lease losses	45,793	24,914
Charge-offs	(27,386)	(23,177)
Recoveries	1,920	1,386

Balance at end of period	$210,495	$161,419

     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a substantial loss. As of March 31, 2008 and December 31, 2007, impaired loans and their related allowance were as follows:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Impaired loans	$198,599	$151,818
Impaired loans with valuation allowance	90,467	66,941
Allowance for impaired loans	22,695	7,523
     The Corporation identified in the first quarter of 2008 several commercial and construction loans amounting to $69.1 million that it determined should be classified as impaired, of which $45.1 million had specific reserve of $17.4 million. At the same time, the Corporation’s impaired loans decreased by approximately $24.2 million during the first quarter of 2008 principally as a result of a foreclosed loan in the Miami Agency amounting to $18.3 million which had a related impairment reserve of $3.8 million.
     Interest income in the amount of approximately $2.2 million and $0.8 million was recognized on impaired loans for the quarters ended March 31, 2008 and 2007, respectively. The average recorded investment in impaired loans for the first quarter of 2008 and 2007 was $167.4million and $62.8 million, respectively.
8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The primary market risk facing the Corporation is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of the Corporation’s assets or liabilities and the risk that net interest income from its loan and investment portfolios will change in response to changes in interest rates. The overall objective of the Corporation’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
     The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk related primarily to the values of its brokered CDs and medium-term notes.

     The Corporation designates a derivative as either a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As part of its interest rate risk management, the Corporation has entered into a series of interest rate swap agreements. Under interest rate swaps, the Corporation agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Net interest settlements on interest rate swaps and unrealized gains and losses arising from changes in fair value are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being hedged. As of March 31, 2008, all derivatives held by the Corporation were considered economic undesignated hedges.
     The following table summarizes the notional amounts of all derivative instruments as of March 31, 2008 and December 31, 2007:

	Notional amounts
	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,028	$80,212
Receive fixed versus pay floating	3,149,616	4,164,261
Embedded written options	53,515	53,515
Purchased options	53,515	53,515
Written interest rate cap agreements	128,067	128,075
Purchased interest rate cap agreements	290,924	294,982

	$3,755,665	$4,774,560

     As of March 31, 2008, derivatives not designated or not qualifying for hedge accounting with a positive fair value of $15.3 million (December 31, 2007 — $14.7 million) and a negative fair value of $16.8 million (December 31, 2007 — $67.2 million) were recorded as part of “Other Assets” and “Accounts payable and other liabilities,” respectively, in the Consolidated Statements of Financial Condition.
     Derivative instruments, such as interest rate swaps, are subject to market risk. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered certificates of deposit (“CDs”) and medium-term notes to variable payments (receive fixed/pay floating). As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates. The decrease in short-term interest rates caused a net unrealized gain in the fair value of derivative instruments of approximately $50.9 million for the first quarter of 2008, that was partially offset by a net unrealized loss of $48.7 million on the valuation of liabilities elected to be measured at fair value under the provisions of SFAS 159, mainly brokered CDs and medium-term notes. A summary of interest rate swaps as of March 31, 2008 and December 31, 2007 follows:

	As of	As of
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$80,028	$80,212
Weighted-average receive rate at period end	4.98%	7.09%
Weighted-average pay rate at period end	6.76%	6.75%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):

Notional amount	$3,149,616	$4,164,261
Weighted-average receive rate at period end	5.33%	5.26%
Weighted-average pay rate at period end	3.41%	5.07%
Floating rates range from 5 basis points under to 11 basis points over 3-month LIBOR
     During the first quarter of 2008, approximately $1.0 billion of interest rate swaps were cancelled by the counterparties, in the face of a lower 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $1.0 billion swapped to floating brokered CDs. The Corporation recorded a net unrealized gain of $0.4 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
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

9 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of March 31, 2008 amounted to $28.1 million (December 31, 2007 — $28.1 million), recognized as part of “Other Assets”, resulting primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2008 and 2007.
     As of March 31, 2008, the gross carrying amount and accumulated amortization of core deposit intangibles was $46.7 million and $19.1 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2007 — $41.2 million and $18.3 million, respectively). The increase in the gross amount from December 2007 relates to the acquisition of the Virgin Islands Community Bank (“VICB”) on January 28, 2008. During the quarters ended March 31, 2008 and 2007, the amortization expense of core deposits amounted to $0.9 million and $0.8 million, respectively.
10 — DEPOSITS
     The following table summarizes deposit balances:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Non-interest bearing checking account deposits	$705,062	$621,884
Savings accounts	1,145,463	1,036,662
Interest-bearing checking accounts	640,919	518,570
Certificates of deposit	1,718,605	1,680,344

Brokered certificates of deposit (includes $3,138,663 and $4,186,563 measured at fair value as of March 31, 2008 and December 31, 2007, respectively)	7,428,982	7,177,061

	$11,639,031	$11,034,521

     The interest expense on deposits includes the valuation to market of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not elected for the fair value option and changes in fair value of callable brokered CDs elected for the fair value option under SFAS 159 (“SFAS 159 brokered CDs”).
     The following are the components of interest expense on deposits:

	Quarter ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Interest expense on deposits	$109,153	$122,364
Amortization of broker placement fees (1)	2,823	2,144

Interest expense on deposits excluding net unrealized gain on derivatives and SFAS 159 brokered CDs	111,976	124,508
Net unrealized gain on derivatives and SFAS 159 brokered CDs	(5,779)	(418)

Total interest expense on deposits	$106,197	$124,090

(1)	Related to brokered CDs not elected for the fair value option under SFAS 159.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the quarters ended March 31, 2008 and 2007 amounted to net interest realized of $7.0 million and net interest incurred of $3.8 million, respectively.

11 — NOTES PAYABLE
     Notes payable consist of:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of March 31, 2008 and December 31, 2007) maturing on October 18, 2019, measured at fair value under SFAS 159	$13,410	$14,306

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	7,297	7,845

Series B maturing on May 27, 2011	7,868	8,392

	$28,575	$30,543

12 — OTHER BORROWINGS
     Other borrowings consist of:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (5.55% as of March 31, 2008 and 7.74% as of December 31, 2007)	$102,975	$102,951

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (5.04% as of March 31, 2008 and 7.43% as of December 31, 2007)	128,866	128,866

	$231,841	$231,817

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

     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and doing business through international banking entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For the quarter ended March 31, 2008, the Corporation recognized an income tax benefit of $7.7 million, compared to an income tax expense of $6.1 million for the same period in 2007. The positive fluctuation on the financial results was mainly due to the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that establishes a multi-year allocation schedule for deductibility of the payment of $74.25 million made by the Corporation during 2007 to settle the securities class action suit, and to deferred tax benefits resulting from a higher provision for loan and lease losses. Also, the current provision decreased due to lower taxable income as a significant portion of the increase in revenues was associated with exempt operations conducted through the IBE, FirstBank Overseas Corporation.
     As of March 31, 2008, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $7.8 million, compared to a valuation allowance of $4.9 million as of December 31, 2007. As of March 31, 2008, the deferred tax asset, net of the valuation allowance of $7.8 million, amounted to approximately $105.8 million compared to $90.1 million, net of the valuation allowance of $4.9 million as of December 31, 2007.
     The Corporation adopted FASB Interpretation (“FIN”) 48 as of January 1, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with FIN 48 and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”).
     As of March 31, 2008, the balance of the Corporation’s UTBs amounted to $22.3 million (excluding accrued interest), all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2008, the Corporation’s accrual for interest that relate to tax uncertainties amounted to $9.1 million. As of March 31, 2008, there is no need to accrue for the payment of penalties. For the quarters ended on March 31, 2008 and 2007, the total amount of interest recognized by the Corporation as part of income tax expense related with tax uncertainties was $0.6 million and $0.5 million, respectively. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The statute of limitations under the PR Code for taxable year 2003 lapsed on April 15, 2008 and the Corporation expects to reverse UTBs by approximately $7.1 million and accrued interest of $3.5 million.

Other than this, the Corporation does not anticipate any significant changes to its UTBs within the next 12 months.
     The Corporation’s liability for income taxes includes the liability for UTBs, and interest which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years; and for the Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. All tax years subsequent to 2003 remain open to examination under the PR Code and taxable years subsequent to 2004 remain open to examination for Virgin Islands and U.S. income tax purposes.
14 — FAIR VALUE
     Effective January 1, 2007, the Corporation adopted SFAS 157, “Fair Value Measurement” which provides a framework for measuring fair value under GAAP.
     The Corporation also adopted SFAS 159 effective January 1, 2007. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The Corporation elected to adopt the fair value option for certain of its brokered CDs and medium-term notes (“SFAS 159 liabilities”) on the adoption date.
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected to account at fair value for certain financial liabilities that were hedged with interest rate swaps which were previously designated for fair value hedge accounting in accordance with SFAS 133. As of March 31, 2008, these liabilities included callable brokered CDs with an aggregate fair value of $3.14 billion and principal balance of $3.10 billion recorded in interest-bearing deposits; and certain medium-term notes with a fair value of $13.4 million and principal balance of $15.4 million recorded in notes payable. Interest paid on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs and medium-term notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for the vast majority of other brokered CDs because these are not hedged by derivatives that qualified for hedge accounting in accordance with SFAS 133. Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting for interest rate swaps that hedged a $150 million medium-term note since the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note and, as a consequence, the Corporation did not elect the fair value option for this note either. The Corporation redeemed the $150 million medium-term note during the second quarter of 2007.
     Callable brokered CDs and medium-term notes for which the Corporation has elected the fair value option are priced using observable market data in the institutional markets.
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

Level 1	Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., callable brokered CDs and medium-term notes elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
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
Medium-Term Notes
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for each of the quarters ended March 31, 2008 and 2007 amounted to $0.9 million. The cumulative mark-to-market unrealized gain on the medium-term notes since the adoption of SFAS 159 amounted to $2.6 million as of March 31, 2008. For the medium-term notes, the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and option.
Investment Securities
     The fair value of investment securities is the market value based on quoted market prices, when available, or market prices for similar instruments. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument.
Derivative instruments
     The fair value of the derivative instruments was based on observable market parameters and take into consideration the Corporation’s own credit standing. Certain derivatives with limited market activity are valued using models that consider unobservable market parameters.
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of March 31, 2008
	Fair Value Measurements Using
				Assets/ (Liabilities)
(In thousands)	Level 1	Level 2	Level 3	at Fair Value
Callable brokered CDs (1)	$—	$(3,138,663)	$—	$(3,138,663)
Medium-term notes (1)	—	(13,410)	—	(13,410)
Securities available for sale (2)	163,953	1,869,292	119,051	2,152,296
Derivative instruments (3)	—	(4,412)	2,888	(1,524)

(1)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(2)	Carried at fair value prior to the adoption of SFAS 159.

(3)	Derivatives as of March 31, 2008 include derivative assets of $15.3 million and derivative liabilities of $16.8 million, all of which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Fair Value for the Quarter Ended March 31, 2008, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
			Total
			Changes in
			Fair Value (Losses) Gains
	Losses included in	Gains included in	Included in
	Interest Expense	Interest Expense	Current-Period
(In thousands)	on Deposits (1)	on Notes Payable (1)	Earnings (1)
Callable brokered CDs	$(98,672)	$—	$(98,672)
Medium-term notes	—	685	685

	$(98,672)	$685	$(97,987)

(1)	Changes in fair value for the quarter ended March 31, 2008 include interest expense on callable brokered CDs of $49.1 million, and interest expense on medium-term notes of $0.2 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Income based on their contractual coupons.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008.

	Total Fair Value Measurements
Level 3 Instruments Only	(Quarter ended March 31, 2008)
		Securities
(In thousands)	Derivatives(1)	Available For Sale(2)
Beginning balance	$5,103	$133,678
Total losses (realized/unrealized):
Included in earnings	(2,215)	—
Included in other comprehensive income	—	(10,632)
Principal repayments and amortization	—	(3,995)
Transfers in and/or out of Level 3	—	—

Ending balance	$2,888	$119,051

(1)	Amounts related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain private label mortgage-backed securities.
     The table below summarizes changes in unrealized losses recorded in earnings for the quarter ended March 31, 2008 for Level 3 assets and liabilities that are still held as of March 31, 2008.

Changes in Unrealized Losses
Level 3 Instruments Only	(Quarter ended March 31, 2008)
(In thousands)	Derivatives(1)
Changes in unrealized losses relating to assets still held at reporting date (2):

Interest income on loans	$(31)
Interest income on investment securities	(2,184)

$(2,215)

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Unrealized losses of $10.6 million on Level 3 available for sale securities were recognized as part of other comprehensive income.

     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
     As of March 31, 2008 no impairment or valuation adjustment was recognized for assets recognized at fair value on a non-recurring basis, except for certain loans as shown in the following table:

				Valuation	Losses recorded for
				allowance as of	the Quarter ended
	Carrying value as of March 31, 2008			March 31, 2008	March 31, 2008
(In thousands)	Level 1	Level 2	Level 3
Loans (1)	$—	$—	$67,772	$22,695	$21,722
Other Real Estate Owned (2)	—	—	33,913	5,599	336

(1)	Mainly commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114 “Accounting by Creditors for Impairment of a Loan”. The fair value is derived from appraisals that takes into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable.
     During the first quarter of 2008, the Corporation increased its OREO portfolio as a result of the repossession, in settlement of one of the impaired loans in the Miami Agency, of the associated collateral. The value of this OREO as of March 31, 2008 amounted to $14.8 million, net of a charge-off of $3.8 million.
15 — SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information follows:

	Quarter Ended March 31,
	2008	2007
	(In thousands)
Cash paid for:

Interest on borrowings	$192,791	$210,319
Income tax	1,000	480

Non-cash investing and financing activities:

Additions to other real estate owned	24,546	996
Additions to auto repossessions	23,472	29,812
Capitalization of servicing assets	302	302
Recharacterization of secured commercial loans as securities collateralized by loans	—	183,830
     On January 28, 2008, the Corporation completed the acquisition of VICB with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
16 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of March 31, 2008, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. There is also an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks or mortgage brokers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment loans funds to the Commercial and Corporate Banking; Mortgage Banking; and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The Other category is mainly composed of insurance, finance leases and other products.

     The accounting policies of the business segments are the same as those described in Note 1 of the Corporation’s financial statements for the year ended December 31, 2007 contained in the Corporation’s annual report on Form 10-K.
     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
     The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the quarter ended March 31, 2008:
Interest income	$45,105	$42,390	$94,080	$64,618	$32,894	$279,087
Net (charge) credit for transfer of funds	(34,080)	22,191	(57,774)	70,658	(995)	—
Interest expense	—	(19,162)	—	(126,671)	(8,796)	(154,629)

Net interest income	11,025	45,419	36,306	8,605	23,103	124,458

Provision for loan and lease losses	(5,709)	(14,575)	(13,044)	—	(12,465)	(45,793)
Non-interest income	376	7,294	1,011	16,321	4,378	29,380
Direct non-interest expenses	(6,380)	(27,569)	(9,497)	(1,850)	(11,439)	(56,735)

Segment (loss) income	$(688)	$10,569	$14,776	$23,076	$3,577	$51,310

Average earnings assets	$2,812,072	$1,743,524	$5,853,703	$5,100,977	$1,351,709	$16,861,985

For the quarter ended March 31, 2007:
Interest income	$39,874	$47,132	$107,895	$72,204	$31,480	$298,585
Net (charge) credit for transfer of funds	(29,822)	27,959	(72,669)	80,477	(5,945)	—
Interest expense	—	(19,163)	—	(154,506)	(7,481)	(181,150)

Net interest income (loss)	10,052	55,928	35,226	(1,825)	18,054	117,435

Recovery (provision) for loan and lease losses	51	(15,596)	(5,907)	—	(3,462)	(24,914)
Non-interest income (loss)	782	8,868	744	(2,019)	4,950	13,325
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	—	2,497	—	—	2,497
Direct non-interest expenses	(5,247)	(22,745)	(5,850)	(2,078)	(11,506)	(47,426)

Segment income (loss)	$5,638	$26,455	$26,710	$(5,922)	$8,036	$60,917

Average earnings assets	$2,459,305	$1,868,497	$5,490,294	$5,507,106	$1,267,459	$16,592,661
     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended
	March 31,
	2008	2007
Net income:
Total income for segments and other	$51,310	$60,917
Other operating expenses	(25,452)	(31,938)

Income before income taxes	25,858	28,979
Income tax benefit (expense)	7,731	(6,147)

Total consolidated net income	$33,589	$22,832

Average assets:
Total average earning assets for segments	$16,861,985	$16,592,661
Average non-earning assets	676,837	516,559

Total consolidated average assets	$17,538,822	$17,109,220

17 — COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2008, commitments to extend credit amounted to approximately $1.6 billion and standby letters of credit amounted to approximately $100.6 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     As of March 31, 2008, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
18 — FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2008 and December 31, 2007 and the results of its operations for the quarters ended March 31, 2008 and 2007.

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Assets

Cash and due from banks	$19,755	$43,519
Money market investments	68,582	46,293
Investment securities available for sale, at market:
Mortgage-backed securities	—	41,234
Equity investments	2,601	2,117
Other investment securities	1,550	1,550
Loans receivable, net	—	2,597
Investment in FirstBank Puerto Rico, at equity	1,494,478	1,457,899
Investment in FirstBank Insurance Agency, at equity	5,469	4,632
Investment in Ponce General Corporation, at equity	106,120	106,120
Investment in PR Finance, at equity	2,578	2,979
Accrued interest receivable	—	376
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	650	1,503

Total assets	$1,708,742	$1,717,778

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,841	$282,567
Accounts payable and other liabilities	26,643	13,565

Total liabilities	258,484	296,132

Stockholders’ equity	1,450,258	1,421,646

Total liabilities and stockholders’ equity	$1,708,742	$1,717,778

	Quarter Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Income:
Interest income on investment securities	$733	$583
Interest income on other investments	529	11
Interest income on loans	—	373
Dividend from FirstBank Puerto Rico	11,871	2,028
Dividend from other subsidiaries	2,500	1,000
Other income	120	139

	15,753	4,134

Expense:
Notes payable and other borrowings	4,263	4,670
Interest on funding to subsidiaries	550	865
(Recovery) Provision for loan losses	(1,398)	1,320
Other operating expenses	471	994

	3,886	7,849

Net loss on investments and impairments	—	(2,159)

Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	(1,207)

Income (Loss) before income taxes and equity in undistributed earnings of subsidiaries	11,867	(7,081)

Income tax (provision) benefit	(545)	1,289

Equity in undistributed earnings of subsidiaries	22,267	28,624

Net income	$33,589	$22,832

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended
	March 31,		March 31,
	2008		2007
Condensed Income Statements:
Total interest income	$279,087		$298,585
Total interest expense	154,629		181,150
Net interest income	124,458		117,435
Provision for loan and lease losses	45,793		24,914
Non-interest income	29,380		15,822
Non-interest expenses	82,187		79,364
Income before income taxes	25,858		28,979
Income tax benefit (expense)	7,731		(6,147)
Net income	33,589		22,832
Net income attributable to common stockholders	23,520		12,763
Per Common Share Results:
Net income per share basic	$0.25		$0.15
Net income per share diluted	$0.25		$0.15
Cash dividends declared	$0.07		$0.07
Average shares outstanding	92,504		83,254
Average shares outstanding diluted	92,592		83,639
Book value per common share	$9.73		$9.35
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.77		0.53
Interest Rate Spread (1)	2.64		2.38
Net Interest Margin (1)	3.09		2.94
Return on Average Total Equity	9.36		7.78
Return on Average Common Equity	10.63		8.19
Average Total Equity to Average Total Assets	8.18		6.86
Dividend payout ratio	27.53		45.66
Efficiency ratio (2)	53.42		59.56
Asset Quality:
Allowance for loan and lease losses to loans receivable	1.74		1.45
Net charge-offs (annualized) to average loans	0.85		0.78
Provision for loan and lease losses to net charge-offs	1.80	x	1.14	x
Other Information:
Common Stock Price: End of period	$10.16		$13.26

	As of	As of
	March 31,	December 31,
	2008	2007
Balance Sheet Data:
Loans and loans held for sale	$12,081,998	$11,799,746
Allowance for loan and lease losses	210,495	190,168
Money market and investment securities	5,456,038	4,811,413
Total assets	18,149,029	17,186,931
Deposits	11,639,031	11,034,521
Borrowings	4,852,446	4,460,006
Total common equity	900,158	871,546
Total equity	1,450,258	1,421,646

1-	On a tax equivalent basis (see discussion in “Net Interest Income” below).

2-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

OVERVIEW OF RESULTS OF OPERATIONS
          This discussion and analysis relates to the accompanying consolidated interim unaudited financial statements of First BanCorp and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
          First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors including the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly insurance income and service charges and fees on loans and deposits), the results of its hedging activities, gains (losses) on investments, gains (losses) on sale of loans, and income taxes.
          Net income for the quarter ended March 31, 2008 amounted to $33.6 million or $0.25 per diluted common share, compared to $22.8 million or $0.15 per diluted common share for the quarter ended March 31, 2007. The Corporation’s financial performance for the first quarter of 2008, as compared to the first quarter of 2007, was principally impacted by the following factors: (1) an increase of $13.6 million in non-interest income, as compared to the first quarter of 2007, mainly driven by a one-time gain of $9.3 million for the sale of part of the Corporation’s investment in VISA, Inc. (“VISA”) which completed its initial public offering in March 2008 and a realized gain of $6.9 million on the sale of approximately $242 million of FNMA fixed-rate mortgage-backed securities (“MBS”), (2) an increase of $7.0 million in net interest income associated with a decrease in the average cost of funds due to the refinancing of maturing debt as short-term interest rates continued to decline and due to an increase in the average volume of interest-earning assets in the context of a steeper yield curve and (3) an income tax benefit of $7.7 million recorded in the first quarter of 2008, as compared to an income tax expense of $6.1 million for the same period a year ago, mainly resulting from an income tax benefit of $5.4 million recorded in 2008 in connection with an agreement the Corporation entered into with the local tax authority in Puerto Rico that establishes a multi-year allocation schedule for deductibility of the payment of $74.25 million made by the Corporation during 2007 to settle the securities class action suit. These factors were partially offset by an increase of $20.9 million in the provision for loan and lease losses due to additional reserves for certain impaired commercial and construction loans as well as increases to the general reserves due to the deterioration in the credit quality of the Corporation’s loan portfolio associated with weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended March 31, 2008 included the following:
•	Net interest income for the quarter ended March 31, 2008 was $124.5 million, compared to $117.4 million for the same period in 2007. The increase in net interest income was mainly driven by the declining short-term interest rates and to a lesser extent a higher volume of interest earning assets with a positively sloped interest yield curve.

Also, an intra-quarter decrease in government sponsored agency MBS prices during the first quarter of 2008 offered a market opportunity to further increase the net interest margin by increasing the volume of earning assets at yields significantly higher than the cost of borrowings required to finance the purchase of the investment assets. The Corporation purchased during the first quarter of 2008 approximately $993 million in government sponsored agency MBS with a weighted-average yield of 5.30% of which approximately $242 million were sold during the latter part of the quarter.

Net interest income results were also impacted by unrealized gains and losses on the mark-to-market of derivative instruments and financial liabilities measured at fair value (“the valuation changes”). The Corporation recorded a net unrealized gain in valuation changes of $2.3 million for the first quarter of 2008, compared to a net unrealized loss of $0.4 million for the same period in 2007. The fluctuation is principally related to the valuation of the call option on brokered CDs measured at fair value under SFAS 159.

On an adjusted tax-equivalent basis, excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities elected for fair value option under SFAS 159 (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below), net interest income for the quarter ended March 31, 2008 was $131.3 million compared to $121.8 million for the corresponding period of 2007. The increase in adjusted tax-equivalent net interest income was principally due to an increase in tax-equivalent adjustments coupled with the decrease in short-term rates and to a lesser extent a higher volume of average interest earning assets. The adjusted tax equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. For the first quarter of 2008, tax-equivalent adjustments amounted to $9.1 million compared to $4.0 million for the same period in 2007. The increase in tax-equivalent adjustments was mainly due to increases in the net interest spread on tax-exempt assets related to declining interest rates. The net interest spread and margin, on an adjusted tax equivalent basis, for the quarter ended March 31, 2008 were 2.64% and 3.09%, respectively, compared to 2.38% and 2.94%, respectively, for the same period in 2007.
•	For the first quarter of 2008, the Corporation’s provision for loan and lease losses amounted to $45.8 million, compared to $24.9 million for the same period in 2007. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2008 was primarily due to additional reserves for certain impaired commercial and construction loans as well as increases to the general reserve for potential losses inherent in the loan portfolio associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. Additional specific reserves recorded during the first quarter of 2008 for new loans classified as impaired amounted to approximately $17.4 million. Increases in non-accruing loans and the growth of the Corporation’s residential and commercial mortgage loan portfolio also contributed to the increase in the provision for loan and lease losses.

•	For the quarter ended March 31, 2008, the Corporation’s non-interest income amounted to $29.4 million, compared to $15.8 million for the quarter ended March 31, 2007. The increase in non-interest income was mainly related to the one-time gain of $9.3 million recorded on the sale of part of the Corporation’s investment in VISA, which completed its initial public offering, in March 2008 coupled with a realized gain of $6.9 million recorded on the sale of $242 million of 5.5% FNMA fixed-rate MBS. The impact of these transactions are partially offset, when compared to the first quarter of 2007, by the recognition during the first quarter of 2007 of gains of $2.8 million on sale of a credit card portfolio and of $2.5 million on the partial extinguishment and recharacterization of a secured commercial loan extended to a local financial institution.

•	Non-interest expenses for the first quarter of 2008 amounted to $82.2 million, compared to $79.4 million for the same period in 2007. The increase in non-interest expenses for 2008 was mainly due to an increase of approximately $2.0 million in the deposit insurance premium expense related to the assessment system adopted by the FDIC effective in 2007 as the Corporation used available one-time credits to offset the premium increase during the first half of 2007. Also, higher non-interest expenses relate to foreclosure-related expenses mainly associated with property taxes and maintenance expenses paid during 2008 for properties in the Miami Agency.
•	For the first quarter of 2008, the Corporation’s income tax benefit amounted to $7.7 million, compared to an income tax expense of $6.1 million for the same period in 2007. The positive fluctuation on the financial results was mainly due to the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that establishes a multi-year allocation schedule for deductibility of the payment of $74.25 million made by the Corporation during 2007 to settle the securities class action suit, and to deferred tax benefits resulting from a higher provision for loan and lease losses. Furthermore, the Corporation recorded a lower current income tax provision for the first quarter of 2008, as compared to the first quarter of 2007, due to, among other things, lower taxable income as a significant portion of the increase in revenues was associated with exempt operations conducted through the international banking entity, FirstBank Overseas Corporation.

•	Total assets as of March 31, 2008 amounted to $18.1 billion, an increase of $962.1 million compared to total assets as of December 31, 2007. The increase in total assets is mainly attributed to the increase in the Corporation’s portfolio of investment securities caused by the purchase of approximately $993 million of mortgage-backed securities during the first quarter of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields to improve its net interest margin. Also, the increase in total assets, as compared to the balance as of December 31, 2007, was related to the increase of the loan portfolio of $282.3 million (before the allowance for loan and lease losses) driven by new originations.

•	As of March 31, 2008, total liabilities amounted to $16.7 billion, an increase of $933.5 million as compared to $15.8 billion as of December 31, 2007. The increase in total liabilities was mainly attributable to increases in total deposits of $604.5 million, including an increase of $251.9 million in brokered CDs, $38.3 million in retail CDs and $314.3 million in other core deposits. The Corporation has been able to attract clients by offering competitive rates and additional interest-bearing products. In addition, total liabilities increased due to a higher volume of securities sold under repurchase agreements aligned with the increase in MBS and by the acquisition in January 2008 of the Virgin Islands Community Bank (“VICB”). On January 28, 2008, the Corporation completed the acquisition of VICB with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. This acquisition expanded the Corporation’s presence in the Virgin Islands region by adding approximately $55 million, as of the date of the acquisition, to the Corporation’s core deposit base and providing opportunities and synergies for continued expansion in this market.

•	Total loan production for the quarter ended March 31, 2008 was $1.0 billion, compared to $974.8 million for the comparable period in 2007. The increase in loan production during 2008, as compared to the first quarter of 2007, was mainly due to increases in commercial and residential real estate mortgage loan originations of $99.1 million and $17.5 million, respectively. Among other things, residential mortgage loan originations in Puerto Rico were favorably affected by new legislation approved by the Puerto Rico Government (Act 197) which provides credits when individuals purchase certain new or existing homes. Loan originations of the Corporation covered by Act 197 amounted to approximately $31.4 million. The increase in commercial and residential mortgage loan originations was partially offset by a lower loan production of consumer loans which was negatively impacted by worsening economic conditions in Puerto Rico.

•	Total non-performing loans as of March 31, 2008 amounted to $421.5 million compared to $413.1 million as of December 31, 2007. The increase in non-performing loans was mainly related to the residential mortgage loan and the commercial loan portfolio (other than construction loans) which increased by $20.6 million and $10.6 million, respectively, partially offset by lower consumer loans in non-accrual status (in particular the auto loan portfolio) mainly as a result of successful collection efforts and net charge-offs of approximately $13.9 million. During the first quarter of 2008, the Corporation added a net of $14.8 million to its other real estate owned (OREO) portfolio, as a result of the repossession in settlement of the loan of a property serving as collateral for one of the loans of a previously disclosed impaired relationship in the Miami Agency. The carrying amount (net of allowance for loan losses) of the impaired Miami Agency relationship still in the loan portfolio as of March 31, 2008 was $25.4 million which total consists of two loans. One of these loans was settled during the second quarter of 2008 and the Corporation added to the OREO portfolio approximately a net of $21.8 million as a result of the collateral repossession. Management continues to work on different alternatives to further decrease the recorded investment in this non-performing relationship. As of the date of the filing of this Quarterly Report on
Form 10-Q, the Corporation has interested parties, for two of the properties related to this relationship, which have signed purchase option agreements subject to due diligence procedures. However, the Corporation cannot predict whether the properties will be ultimately sold to these parties.

In view of current economic conditions in the markets where the Corporation operates, a further deterioration on the portfolio may be experienced. During the second quarter of 2008, the Corporation placed in non-accrual status its participation of $22.1 million in a syndicated commercial loan collateralized by a marina, commercial real estate, and a high-end apartment complex in the U.S. Virgin Islands. This relationship was considered impaired as of March 31, 2008. The Corporation is a participant, with two other financial institutions, in a syndicated financing for a total of approximately $120 million. The lenders and borrowers are currently in negotiations for the restructuring of the loan; however, a bankruptcy filing by the debtor cannot be discarded.

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
          The Corporation’s critical accounting policies are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2007 Annual Report on Form 10-K.
Net Interest Income
          Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2008 was $124.5 million, compared to $117.4 million for the same period in 2007. On an adjusted tax equivalent basis, excluding the changes in the fair value of derivative instruments and unrealized gains and losses on SFAS 159 liabilities, net interest income for the quarter ended March 31, 2008 was $131.3 million, compared to $121.8 million for the same period in 2007.
          Part I of the following table presents average volumes and rates on an adjusted tax equivalent basis and Part II presents, also on an adjusted tax equivalent basis, the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period rates) and, (ii) changes in rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.
          The net interest income is computed on an adjusted tax equivalent basis by excluding: (1) the change in the fair value of derivative instruments and (2) unrealized gains or losses on SFAS 159 liabilities.

Part I

	Average volume		Interest Income(1)/ expense		Average rate(1)
Quarter ended March 31,	2008	2007	2008	2007	2008	2007
		(Dollars in thousands)
Interest-earning assets:
Money market investments	$429,441	$407,564	$3,259	$5,378	3.05%	5.35%
Government obligations (2)	2,268,554	2,729,630	37,145	40,341	6.59%	5.99%
Mortgage-backed securities	2,393,727	2,383,172	33,991	29,973	5.71%	5.10%
Corporate bonds	6,267	7,001	141	145	9.05%	8.40%
FHLB stock	61,748	41,527	1,121	454	7.30%	4.44%
Equity securities	4,263	12,240	11	1	1.04%	0.03%

Total investments (3)	5,164,000	5,581,134	75,668	76,292	5.89%	5.54%

Residential real estate loans	3,188,296	2,803,244	51,720	45,521	6.52%	6.59%
Construction loans	1,472,488	1,484,913	23,720	31,813	6.48%	8.69%
Commercial loans	5,221,823	4,770,211	85,440	89,965	6.58%	7.65%
Finance leases	378,002	369,977	8,288	8,237	8.82%	9.03%
Consumer loans	1,653,520	1,773,461	48,056	51,686	11.69%	11.82%

Total loans (4) (5)	11,914,129	11,201,806	217,224	227,222	7.33%	8.23%

Total interest-earning assets	$17,078,129	$16,782,940	$292,892	$303,514	6.90%	7.33%

Interest-bearing liabilities:
Interest-bearing deposits	$10,506,233	$10,420,609	$111,976	$124,508	4.29%	4.85%
Other borrowed funds	3,670,829	3,837,002	38,494	49,021	4.22%	5.18%
FHLB advances	1,067,070	616,776	11,148	8,197	4.20%	5.39%

Total interest-bearing liabilities (6)	$15,244,132	$14,874,387	$161,618	$181,726	4.26%	4.95%

Net interest income			$131,274	$121,788
Interest rate spread					2.64%	2.38%
Net interest margin					3.09%	2.94%

(1)	On an adjusted tax equivalent basis. The adjusted tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less Puerto Rico statutory tax rate of 39%) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative and unrealized gains or losses on SFAS 159 liabilities are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans, on which interest income is recognized when collected.

(5)	Interest income on loans includes $2.5 million and $3.5 million for the first quarter of 2008 and 2007, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.

Part II

	Quarter ended March 31,
	2008 compared to 2007
	Increase (decrease)
	Due to:

	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:
Money market investments	$259	$(2,378)	$(2,119)
Government obligations	(7,054)	3,858	(3,196)
Mortgage-backed securities	144	3,874	4,018
Corporate bonds	(16)	12	(4)
FHLB stock	287	380	667
Equity securities	(11)	21	10

Total investments	(6,391)	5,767	(624)

Residential real estate loans	6,485	(286)	6,199
Construction loans	(258)	(7,835)	(8,093)
Commercial loans	8,423	(12,948)	(4,525)
Finance leases	214	(163)	51
Consumer loans	(3,120)	(510)	(3,630)

Total loans	11,744	(21,742)	(9,998)

Total interest income	5,353	(15,975)	(10,622)

Interest expense on interest-bearing liabilities:
Interest-bearing deposits	1,534	(14,066)	(12,532)
Other borrowed funds	(1,989)	(8,538)	(10,527)
FHLB advances	5,426	(2,475)	2,951

Total interest expense	4,971	(25,079)	(20,108)

Change in net interest income	$382	$9,104	$9,486

          A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate of 39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by the Puerto Rico tax law.
          The presentation of net interest income excluding the effects of the changes in the fair value of derivative instruments and unrealized gains or losses on SFAS 159 liabilities provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments and unrealized gains or losses on SFAS 159 liabilities have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with swap counterparties.

          The following table reconciles interest income on an adjusted tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter ended March 31,
(In thousands)	2008	2007
Interest income on interest-earning assets on a tax equivalent basis	$292,892	$303,514
Less: tax equivalent adjustments	(9,082)	(3,988)
Plus: net unrealized losses on derivatives	(4,723)	(941)

Total interest income	$279,087	$298,585

          The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	Quarter ended March 31,
(In thousands)	2008	2007
Unrealized loss on derivatives (economic undesignated hedges):
Interest rate caps	$(2,215)	$(701)
Interest rate swaps on loans	(2,508)	(240)

Net unrealized loss on derivatives (economic undesignated hedges)	$(4,723)	$(941)

          The following table summarizes the components of interest expense for the quarters ended March 31, 2008 and 2007. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives and unrealized gains or losses on SFAS 159 liabilities.

	Quarter ended March 31,
(In thousands)	2008	2007
Interest expense on interest-bearing liabilities	$165,837	$175,721
Net interest (realized) incurred on interest rate swaps	(7,042)	3,840
Amortization of placement fees on brokered CDs	2,823	2,144
Amortization of placement fees on medium-term notes	—	21

Interest expense excluding net unrealized gain on derivatives (economic undesignated hedges), net unrealized losses on SFAS 159 liabilities and accretion of basis adjustment	161,618	181,726
Net unrealized gain on derivatives (economic undesignated hedges) and SFAS 159 liabilities	(6,989)	(461)
Accretion of basis adjustment	—	(115)

Total interest expense	$154,629	$181,150

          The following table summarizes the components of the net unrealized gains on derivatives (economic undesignated hedges) and net unrealized gains and losses on SFAS 159 liabilities which are included in interest expense.

	Quarter ended March 31,
(In thousands)	2008	2007
Unrealized gain on derivatives (economic undesignated hedges):
Interest rate swaps and other derivatives on brokered CDs	(55,336)	(19,627)
Interest rate swaps and other derivatives on medium-term notes	(313)	(165)

Net unrealized gain on derivatives (economic undesignated hedges)	(55,649)	(19,792)

Unrealized loss (gain) on SFAS 159 liabilities:
Unrealized loss on brokered CDs	49,557	19,209
Unrealized (gain) loss on medium-term notes	(897)	122

Net unrealized loss on SFAS 159 liabilities	48,660	19,331

Net unrealized gain on derivatives (economic undesignated hedges) and SFAS 159 liabilities	$(6,989)	$(461)

The following table summarizes the components of the accretion of basis adjustment which are included in interest expense for 2007:

	Quarter ended March 31,
(In thousands)	2008	2007
Accretion of basis adjustment:
Interest rate swaps on medium-term notes	$—	$(115)

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
          The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of related financial instruments (i.e., brokered CDs not elected for fair value option under SFAS 159).
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
          Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting under SFAS 133 for interest rate swaps that hedge the Corporation’s $150 million medium-term note. The

Corporation’s decision was based on the determination that the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note. The basis adjustment, represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, that was amortized or accreted based on the expected maturity of the liability as a yield adjustment. The $150 million medium-term note was redeemed prior to its maturity during the second quarter of 2007.
          As shown on the tables above, the results of operations for the first quarter of 2008 and 2007 were impacted by changes in the valuation of derivative instruments that economically hedge the Corporation’s brokered CDs and medium-term notes and unrealized gains and losses on SFAS 159 liabilities. The change in the valuation of derivative instruments, net unrealized losses on SFAS 159 liabilities and the basis adjustment (for 2007 results) recorded as part of net interest income resulted in a net unrealized gain of $2.3 million for the first quarter of 2008, compared to net unrealized loss of $0.4 million for the first quarter of 2007.
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
          Net interest income increased 6% to $124.5 million for the first quarter of 2008 from $117.4 million in the first quarter of 2007. The increase in net interest income for the first quarter of 2008 was mainly driven by the declining short-term interest rates and to a lesser extent a higher volume of interest earning assets with a positively sloped interest yield curve. The lower short-term interest rates allowed the Corporation to replace borrowings that matured or were called at a lower average cost. Lower interest rates have affected the re-pricing of a portion of the interest rate swaps used to convert brokered CDs to a floating rate, and triggered the cancellation of such swaps by the counterparties. Following the cancellation of the swaps, the Corporation called approximately $1.0 billion on swapped to floating brokered CDs. The results for the first quarter of 2008, as compared to the first quarter of 2007, also reflect the effect of deleveraging the Corporation’s investment securities portfolio through the repayment of higher cost borrowings after the first quarter of 2007 and a higher proportion of average loans to total average interest-earning assets. Since loans are the Corporation’s highest yielding asset, an increase in the proportion of loans helped improve the Corporation’s net interest margin. Also contributing to the lower cost of funds during the first quarter of 2008, as compared to the same period a year ago, was the redemption of the Corporation’s $150 million medium-term note during the second quarter of 2007 which carried a higher cost than the overall cost of funding.
          Market disruptions affecting banks in the U.S. mainland have increased the spread between the interest rates on brokered CDs and LIBOR/swap rates and have kept the Corporation from capturing the full benefit of the drop in rates in the wholesale funding source. Should spreads return to normal in the near term, the Corporation could further improve its net interest margin by refinancing additional shorter-term liabilities (e.g. broker CDs) at lower spreads.

          Also, an intra-quarter decrease in government sponsored agency MBS prices during the first quarter of 2008 offered a market opportunity to further increase the net interest margin by increasing the volume of earning assets at yields significantly higher than the cost of borrowings required to finance the purchase of investment assets. The Corporation purchased during the first quarter of 2008 approximately $993 million in government sponsored agency MBS with a weighted-average yield of 5.30% of which approximately $242 million were sold during the latter part of the quarter.
          The drop in rates in the long end of the yield curve had the effect of increasing the probability of the embedded calls in the approximately $2.0 billion U.S. Agency debentures portfolio getting exercised during 2008. However, liquidity pressures in the financial markets have caused several call dates go by late in 2007 and early 2008 without exercise; therefore, allowing realized higher yields on these securities than what the market conditions provided for a similar instrument. Approximately $104.8 million on U.S. Agency debentures with an average yield of 5.97% were called during the first quarter of 2008. The unusual circumstances that have kept the embedded calls from being exercised appear to be dissipating, and the Corporation has experienced the early redemption through call exercises on approximately $987 million of Agency debentures with an average yield of 5.89% during the month of April 2008. In spite of the aforementioned shift in the portfolio composition, and given opportunities in volatile markets during April 2008, the Corporation bought additional MBS amounting to approximately $746 million at an average yield of 5.50%
          Net interest income results were also impacted by the valuation changes and hedging activities. The Corporation recorded a net unrealized gain in valuation changes of $2.3 million for the first quarter of 2008, compared to a net unrealized loss of $0.4 million for the same period in 2007. The fluctuation is principally related to the valuation of the call option on brokered CDs measured at fair value under SFAS 159. The net unrealized gain on the valuation of brokered CDs and their economic hedge derivatives amounted to $5.8 million for the first quarter of 2008, compared to an unrealized gain of $0.4 million for first quarter of 2007. This was partially offset by higher unrealized losses in the fair value of interest rate swaps used to economically hedge variable rate loans (pay fixed/receive floating) due to decreases in short-term rates and for certain derivative instruments, known as “referenced interest rate caps” that the Corporation bought to mainly hedge interest rate risk inherent on certain private label MBS. As rates continue to fall along with expectations of further drops, the value of the caps diminished. The value of the caps is mainly affected by current rates as well as to forward rate expectations. The unrealized loss on interest rate swaps on loans amounted to $2.5 million for the first quarter of 2008 compared to an unrealized loss of $0.2 million for the same period a year ago. The unrealized loss on the referenced interest rate caps for the first quarter of 2008 amounted to $2.2 million compared to an unrealized loss of $0.7 million for the first quarter of 2007.
          On an adjusted tax equivalent basis, net interest income, excluding the changes in the fair value of derivative instruments and unrealized gains and losses on SFAS 159 liabilities, increased by $9.5 million, or 8%, for the first quarter of 2008, compared to the same period in 2007. The increase in the adjusted tax equivalent net interest income was principally due to an increase in tax-equivalent adjustments and the above mentioned discussions about declining interest rates. The adjusted tax equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. For the first quarter of 2008, tax-equivalent adjustments amounted to $9.1 million, compared to $4.0 million for the same period in 2007. The increase in tax-equivalent adjustments was mainly related to increases in the interest rate spread on tax-exempt assets due to the continued declines in short-term interest rates.
          First BanCorp’s net interest spread and margin, on an adjusted tax equivalent basis, for the quarter ended March 31, 2008 were 2.64% and 3.09%, respectively, compared to 2.38% and 2.94% for the same period in 2007. The tax equivalent yield on interest-earning assets decreased by 43 basis points during the first quarter of 2008, compared to the same periods in 2007, mainly due to a decrease in the average yield on its loan portfolio associated with the repricing of commercial and construction loans tied to short-term indexes as well as declining loan yields associated with the increase in the level of non-accrual loans held by the Corporation. This was partially offset by higher yields on the Corporation’s portfolio of MBS and U.S. agency securities. Since the first quarter of 2007, the Corporation has been able to improve the yields of its MBS and agency securities portfolio by selling lower yield securities to paydown high cost borrowings, in particular during the second half of 2007, and the purchase of higher yield MBS in 2008. The average rate paid by the Corporation on its interest-bearing liabilities decreased by 69 basis points during the first quarter of 2008 when compared to same period in 2007, mainly due to the decrease in short-term rates causing the re-pricing and issuance of new brokered CDs at lower rates as well as lower rates on repurchase agreements and advances from FHLB.
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
          For the quarter ended on March 31, 2008, the Corporation provided $45.8 million for loan and lease losses, as compared to $24.9 million for the same periods in 2007.
          Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     First BanCorp’s provision for loan and lease losses for the quarter ended March 31, 2008 increased by $20.9 million, or 84%, compared to the same period in 2007. The increase in the provision for 2008 was primarily due to additional reserves for certain impaired commercial and construction loans as well as increases to the general reserve for potential losses inherent in the loan portfolio associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. Increases to the general reserve due to economic conditions in Puerto Rico include higher provisions for the residential mortgage loan portfolio. Puerto Rico continued in a recession caused by, among other things, higher utilities prices, higher taxes, government budgetary imbalances and higher levels of oil prices. The increase in non-accruing loans coupled with the growth of the Corporation’s commercial and residential mortgage loans portfolio also contributed to the increase in the provision for loan and lease losses.
     The Corporation identified in the first quarter of 2008 several commercial and construction loans amounting to $69.1 million that it determined should be classified as impaired, of which $45.1 million had a specific reserve of $17.4 million. Refer to the discussion under “Credit Risk Management” below for additional information.
     The increase in the provision, as compared to the first quarter of 2007, also reflects higher general provisions for the Miami Agency construction loan portfolio since the second half of 2007.
     The Corporation maintains a constant monitoring of the Miami Agency portfolio. Recent loan reviews showed that the Miami Agency construction loan portfolio has an added susceptibility to current general market conditions and real estate trends in the U.S. market due to the overbuilding in certain areas and downward price pressures. Based on these factors and a detailed review of the portfolio, the Corporation determined it was prudent to further increase general provisions allocated to this portfolio. Although general market conditions in the United States can affect the performance of construction and commercial loans originated through the Miami Agency, the Corporation expects the portfolio to remain stable because of overall comfortable loan to value ratios and the financial condition of borrowers. In terms of the Florida market, the Corporation is not exposed to high-end development areas. The Corporation lends money for condo-conversions in the affordable market segment, and the collateral values of such properties have been more stable that in the high-end development areas.
     Refer to the discussion under “Credit Risk Management” below for additional information concerning the economy on geographic areas where the Corporation does business and the Corporation’s outlook for the performance of its loan portfolio.
     Net charge-offs for the first quarter of 2008 were $25.5 million (0.85% of average loans on an annualized basis), compared to $21.8 million (0.78% of average loans on an annualized basis) for the same period in 2007. The increase in net charge-offs for the first quarter of 2008, compared to the same period in 2007, was mainly associated with the Corporation’s construction loan portfolio due to a $3.8 million charge-off related to the repossession of the collateral for one of the previously reported impaired loans in the Miami Agency. Recoveries made from previously written-off accounts were $1.9 million for the first quarter of 2008, compared to $1.4 million for the same period in 2007.
Non-Interest Income

	Quarter ended
	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Other service charges on loans	$1,313	$1,791
Service charges on deposit accounts	3,364	3,191
Mortgage banking activities	319	762
Rental income	543	664
Insurance income	2,728	2,949
Other commissions and fees	53	61
Other operating income	4,867	3,247

Non-interest income before net gain (loss) on investments, net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institutions and gain on sale of credit card portfolio	13,187	12,665

Gain on VISA shares	9,342	—
Net gain (loss) on sale of investments	6,851	(732)
Impairment on investments	—	(1,427)

Net gain (loss) on investments	16,193	(2,159)
Gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	2,497
Gain on sale of credit cards portfolio	—	2,819

Total	$29,380	$15,822

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
          Income from mortgage banking activities includes gains on sales of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio, if any, are recorded as part of mortgage banking activities.
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
          First BanCorp’s non-interest income for the first quarter of 2008 amounted to $29.4 million, compared to $15.8 million for the same period in 2007. The increase in non-interest income was mainly attributable to a one-time gain of $9.3 million on the sale of part of the Corporation’s investment in VISA in connection with VISA’s initial public offering, coupled with a realized gain of $6.9 million on the sale of approximately $242 million of 5.5% FNMA fixed-rate MBS. A spike and subsequent contraction in yield spread for government sponsored agency MBS during the quarter provided an opportunity to sell the MBS at a gain. Also on a comparative basis to the same quarter in 2007, non-interest income was favorably affected by the absence of other-than-temporary impairment charges on its investment securities compared to an impairment charge of $1.4 million recorded in the first quarter of 2007. The impact of these transactions are partially offset, when compared to the first quarter of 2007, by the recognition during the first quarter of 2007 of gains of $2.8 million on the sale of a credit card portfolio and of $2.5 million on the partial extinguishment and recharacterization of a secured commercial loan to a local financial institution.

Non-Interest Expenses
          The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter ended,
	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Employees’ compensation and benefits	$36,326	$36,372
Occupancy and equipment	14,979	14,382
Deposit insurance premium	2,346	356
Other taxes, insurance and supervisory fees	5,664	4,917
Professional fees — recurring	4,560	3,402
Professional fees — non-recurring	499	2,995
Servicing and processing fees	2,588	1,719
Business promotion	4,265	4,930
Communications	2,273	2,228
Foreclosure-related expenses	3,256	275
Other	5,431	7,788

Total	$82,187	$79,364

          The Corporation’s non-interest expenses for the first quarter of 2008 increased, by $2.8 million, or 4%, compared to the same period in 2007. The increase in non-interest expenses was mainly due to increases in the deposit insurance premium expense as well as higher foreclosure-related expenses, partially offset by a decrease in professional fees and in other operating expenses.
          For the quarter ended March 31, 2008, the deposit insurance premium expense increased by $2.0 million, as compared to the same period in 2007. The increase in the deposit insurance premium expense was related to the assessment system adopted by the FDIC effective in 2007. The Corporation used available one-time credits to offset the premium increase during the first and second quarter of 2007.
          For the quarter ended on March 31, 2008, foreclosure-related expenses increased by $3.0 million, compared to the same period in 2007. The increase was mainly due to increased costs associated with property taxes and maintenance expenses paid during 2008 for properties in the Miami Agency. Foreclosure-related expenses are related to legal fees and other charges for properties in process of foreclosure as well as insurance, taxes, maintenance, valuation and other charges for foreclosed properties.
          Employees’ compensation and benefits expenses for the first quarter of 2008, decreased slightly by $0.05 million, compared to the same period in 2007. The decrease in employees’ compensation and benefits expenses was primarily due to a decrease in expenses related to the fair value of stock options granted to certain employees, partially offset by a higher average compensation and related fringe benefits. No stock options were granted during the first quarter of 2008, as the Corporation’s stock option plan expired in the first quarter of 2007. During the first quarter of 2007 the Corporation recorded $2.8 million in stock-based compensation expense.
          Professional fees decreased during the first quarter of 2008 by $1.3 million, or 21%, compared to the same period in 2007. The decrease was primarily attributable to lower legal, accounting and consulting fees due to, among other things, the conclusion of the process to file all required reports under the federal securities laws and the settlement of legal and regulatory matters.
          For the first quarter of 2008, other expenses decreased by $2.4 million, compared to the first quarter of 2007. The decrease reflects the impact of approximately $2.0 million in costs associated with capital raising efforts recorded in the first quarter of 2007.

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
          Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
          The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and doing business through international banking entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Since 2004, IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
          For the quarter ended March 31, 2008, the Corporation recognized an income tax benefit of $7.7 million, compared to an income tax expense of $6.1 million for the same period in 2007. The positive fluctuation on the financial results was mainly due to the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that establishes a multi-year allocation schedule for deductibility of the payment of $74.25 million made by the Corporation during 2007 to settle the securities class action suit, and to deferred tax benefits resulting from a higher provision for loan and lease losses. Also, the current provision decreased due to lower taxable income as a significant portion of the increase in revenues was associated with exempt operations conducted through the IBE, FirstBank Overseas Corporation.
          As of March 31, 2008, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $7.8 million, compared to a valuation allowance of $4.9 million as of December 31, 2007. As of March 31, 2008, the deferred tax asset, net of the valuation allowance of $7.8 million, amounted to approximately $105.8 million compared to $90.1 million, net of the valuation allowance of $4.9 million as of December 31, 2007.
          For additional information relating to income taxes, see Note 13 in the accompanying notes to the unaudited interim consolidated financial statements.

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
          Total loan production for the quarter ended March 31, 2008 was $1.0 billion, compared to $974.8 million for the comparable period in 2007. The increase in loan production was mainly due to increases in commercial and residential real estate mortgage loan originations. The increase in commercial and residential mortgage loan originations was partially offset by a lower loan production of consumer loans which was negatively impacted by worsening economic conditions in Puerto Rico.
          The following table sets the First BanCorp’s loan production for the periods indicated:

	Quarter ended March 31,
(In thousands)	2008	2007
Residential real estate	$185,818	$168,339
Commercial and construction	684,990	585,927
Finance leases	29,302	47,172
Consumer	137,573	173,315

Total loan production	$1,037,683	$974,753

          Residential Real Estate Loans
     Residential mortgage loan production for the first quarter of 2008, increased by $17.5 million, or 10%, compared to the same period in 2007, mainly fully amortizing fixed-rate loans. The residential mortgage loan production was favorably affected by new legislation approved by the Puerto Rico Government (Act 197) which provides credits to lenders and borrowers when individuals purchase certain new or existing homes.
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
     From the homebuyer’s perspective: (1) the individual may benefit from the credit no more than twice; (2) the amount of credit granted will be credited against the principal amount of the mortgage; (3) the individual must acquire the property before June 30, 2008 (recently extended until December 31, 2008); and (4) for new constructed homes constituting the principal residence and existing homes, the individual must live in it as his or her principal residence at least three consecutive years. Noncompliance with this requirement will affect only the homebuyer’s credit and not the tax credit granted to the financial institution.

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
          Loan originations of the Corporation covered by Act 197 amounted to approximately $31.4 million for the first quarter of 2008. Residential mortgage loan originations increase was also related to higher purchases, which amounted to $59.2 million for the first quarter of 2008, compared to $46.9 million for the first quarter of 2007.
          Residential real estate loans represent 18% of total loans originated and purchased for the first quarter of 2008. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group focuses on building relationships with realtors by providing resources, office amenities and personnel to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage’s multi-channel strategy has proven to be effective in capturing business.
          Commercial and Construction Loans
           Commercial and construction loan production for the first quarter of 2008 increased by $99.1 million, or 17%, compared to the same period in 2007. The increase in commercial and construction loan production was mainly due to an increase in commercial mortgage loan originations in the Miami Agency, in particular a commercial loan secured by real estate amounting to $52.5 million to finance the acquisition of a commercial office complex.
          Commercial loan originations come from existing customers as well as through referrals and direct solicitations. The Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle-market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. The Corporation has expanded its distribution network and participation in the commercial loans middle-market segment by focusing on customers with financing needs in amounts up to $5 million. The Corporation established 5 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
          Consumer Loans
          Consumer loan originations are principally driven through the Corporation’s retail network. For the first quarter of 2008, consumer loan originations decreased by $35.7 million, or 21%, compared to the same period in 2007. The decrease in consumer loan originations was mainly due to adverse economic conditions in Puerto Rico. The Puerto Rico economy is still in a recession.

          Finance Leases
          For the first quarter of 2008, finance lease originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $17.9 million, or 38%, as compared to the same period in 2007 also affected by adverse economic condition in Puerto Rico.
Assets
     Total assets as of March 31, 2008 amounted to $18.1 billion, an increase of $962.1 million compared to total assets of $17.2 billion as of December 31, 2007. The increase is mainly attributed to the increase in the Corporation’s investment securities portfolio caused by the aforementioned purchase of approximately $993 million of MBS during the first quarter of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields to improve its net interest margin. Also, the increase in total assets, as compared to the balance as of December 31, 2007, was related to the increase of the loan portfolio of $282.3 million driven by new originations .
Loan Portfolio
          The composition of the Corporation’s loan portfolio for the periods indicated is as follows:

	As of	As of
	March 31,	December 31,
(In thousands)	2008	2007
Residential real estate loans	$3,277,686	$3,164,421

Commercial loans:
Construction loans	1,484,492	1,454,644
Commercial real estate loans	1,342,644	1,279,251
Commercial loans	3,362,926	3,231,126
Loans to local financial institutions collateralized by real estate mortgages	606,041	624,597

Commercial loans	6,796,103	6,589,618

Finance leases	376,835	378,556

Consumer and other loans	1,631,374	1,667,151

Total loans	$12,081,998	$11,799,746

          As of March 31, 2008, the Corporation’s total loans increased by $282.3 million, when compared with the balance as of December 31, 2007. The increase in the Corporation’s total loans primarily relates to new loans originated, in particular commercial and residential mortgage loans, and from the acquisition of VICB which as of March 31, 2008 accounted approximately for $18.8 million of the Corporation’s total loans.

          Of the total gross loan portfolio of $12.1 billion as of March 31, 2008, approximately 80% have credit risk concentration in Puerto Rico, 12% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin	United
As of March 31, 2008	Rico	Islands	States	Total
	(Dollars in thousands)
Residential real estate loans, including loans held for sale	$2,456,169	$448,058	$373,459	$3,277,686

Construction loans (1)	710,060	160,005	614,427	1,484,492
Commercial Mortgage	846,130	63,727	432,787	1,342,644
Commercial loans	3,192,076	136,941	33,909	3,362,926
Loans to local financial institutions collateralized by real estate mortgages	606,041	—	—	606,041

Total commercial loans	5,354,307	360,673	1,081,123	6,796,103

Finance leases	376,835	—	—	376,835

Consumer loans	1,448,752	139,135	43,487	1,631,374

Total loans, gross	$9,636,063	$947,866	$1,498,069	$12,081,998

(1)	United States construction loans include approximately $283.7 million of condo-conversion loans originated by the Miami Agency.
          Residential Real Estate Loans
          As of March 31, 2008, the Corporation’s residential real estate loan portfolio increased by $113.3 million, or 4%, as compared to the balance as of December 31, 2007. The Corporation has diversified its loan portfolio by increasing the concentration of residential real estate loans. More than 90% of the Corporation’s residential mortgage loan portfolio consist of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans.
          Commercial and Construction Loans
          As of March 31, 2008, the Corporation’s commercial and construction loan portfolio increased by $206.5 million, as compared to the balance as of December 31, 2007. The Corporation’s strategy focuses on growing its commercial loan portfolio principally through commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
          The Corporation has a lending concentration of $369.3 in one mortgage originator in Puerto Rico, Doral Financial Corporation, as of March 31, 2008. The Corporation has outstanding $236.7 million with another mortgage originator in Puerto Rico, R&G Financial Corporation, for total loans granted to mortgage originators amounting to $606.0 million as of March 31, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). The Corporation has continued working on the reduction of its exposure to both financial institutions.
          Consumer Loans
          As of March 31, 2008, the Corporation’s consumer loan portfolio decreased by $35.8 million, as compared to the portfolio balance as of December 31, 2007. The decrease is mainly the result of decreases in the Corporation’s auto and personal loan portfolios. The decrease in auto and personal loan portfolio is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first quarter of 2008.
          Finance Leases
          As of March 31, 2008, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $1.7 million as compared to the portfolio balance as of December 31, 2007. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities
          As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio, other than short-term money market investments, as of March 31, 2008 amounted to $5.1 billion, an increase of $510.1 million, when compared with the investment portfolio as of December 31, 2007. The increase in investment securities was mainly due to the previously discussed purchase of approximately $993 million in FNMA MBS during the first quarter of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields and improve its net interest margin of which $242 million were sold during the latter part of the quarter. Also, certain U.S. Treasury Bills amounting to $152.6 million with a term over 90 days were acquired during the first quarter of 2008 to collateralize certain public funds.
          The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	March 31,	December 31,
(In thousands)	2008	2007
Money market investments	$317,678	$183,136

Investment securities held-to-maturity:
U.S. Government and agencies obligations	2,050,457	2,365,147
Puerto Rico Government obligations	31,374	31,222
Mortgage-backed securities	840,265	878,714
Corporate bonds	2,000	2,000

	2,924,096	3,277,083

Investment securities available-for-sale:
U.S. Government and agencies obligations	157,376	16,032
Puerto Rico Government obligations	27,913	24,521
Mortgage-backed securities	1,960,430	1,239,169
Corporate bonds	3,864	4,448
Equity securities	2,713	2,116

	2,152,296	1,286,286

Other equity securities	61,968	64,908

Total investments	$5,456,038	$4,811,413

     Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	March 31,	December 31,
(In thousands)	2008	2007
Held-to-maturity
FHLMC certificates	$10,495	$11,274
FNMA certificates	829,770	867,440

	840,265	878,714

Available-for-sale
FHLMC certificates	493,515	158,953
GNMA certificates	179,056	44,340
FNMA certificates	1,168,808	902,198
Mortgage pass-through certificates	119,051	133,678

	1,960,430	1,239,169

Total mortgage-backed securities	$2,800,695	$2,117,883

          The carrying values of investment securities classified as available-for-sale and held-to-maturity as of March 31, 2008, by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
U.S. Government and agencies obligations
Due within one year	$177,380	1.38
Due after ten years	2,030,453	5.82

	2,207,833	5.46

Puerto Rico Government obligations
Due within one year	387	6.63
Due after one year through five years	13,568	4.96
Due after five years through ten years	24,900	5.79
Due after ten years	20,432	5.49

	59,287	5.50

Corporate bonds
Due after five years through ten years	949	7.70
Due after ten years	4,915	7.09

	5,864	7.19

Total	2,272,984	5.47

Mortgage-backed securities	2,800,695	5.19
Equity securities	2,713	1.04

Total investment securities — available-for-sale and held-to-maturity	$5,076,392	5.31

          Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. The drop in rates in the long end of the yield curve had the effect of increasing the probability of the embedded calls in the approximately $2.0 billion U.S. Agency debentures portfolio getting exercised during 2008. However, liquidity pressures in the financial markets have caused several call dates go by in late 2007 and early 2008 without exercise; therefore, allowing realized higher yields on these securities than what the market conditions provided for a similar instrument. Approximately $104.8 million on U.S. Agency debentures with an average yield of 5.97% were called during the first quarter of 2008. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might also affect net interest income. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation. The unusual circumstances that have kept the embedded calls from being exercised appear to be dissipating, and the Corporation has experienced the early redemption through call exercises on approximately $987 million of Agency debentures with an average yield of 5.89% during the month of April 2008. In spite of the aforementioned shift in the portfolio composition, and given opportunities in volatile markets during April 2008, the Corporation bought additional MBS amounting to $746 million at an average yield of 5.50%.

Sources of Funds
          The Corporation’s principal funding sources are branch-based deposits, retail brokered CDs, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.
     As of March 31, 2008, total liabilities amounted to $16.7 billion, an increase of $933.5 million as compared to the balance as of December 31, 2007. The increase in total liabilities was mainly attributable to increases in total deposits of $604.5 million, including an increase of $251.9 million in brokered CDs, $38.3 million in retail CDs and $314.3 million in other core deposits. The Corporation has been able to attract clients by offering competitive rates and additional interest-bearing products. In addition, total liabilities increased due to a higher volume of federal funds purchased and securities sold under repurchase agreements aligned with the increase in mortgage-backed securities and the acquisition of VICB which as of March 31, 2008 accounted approximately for $59.1 million of the Corporation’s total liabilities, including $57.9 million in deposits.
          The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits, in Puerto Rico. The brokered CDs market is very competitive and liquid and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are unsecured and can be obtained at substantially longer maturities than other regular retail deposits. Also, the Corporation has the ability to convert the fixed-rate brokered CDs to short-term adjustable rate liabilities by entering into interest rate swap agreements.
          The following table presents a maturity summary of CDs with denominations of $100,000 or higher, including brokered CDs, as of March 31, 2008. As of March 31, 2008, brokered CDs over $100,000 amounted to $7.4 billion. Brokered CDs are sold by third-party intermediaries in denominations of $100,000 or less.

(In thousands)	Total
Three months or less	$1,387,420
Over three months to six months	1,301,978
Over six months to one year	1,345,777
Over one year	4,315,219

Total	$8,350,394

          The Corporation maintains unsecured lines of credit with other banks. As of March 31, 2008, the Corporation’s total unused lines of credit with these banks amounted to $290.0 million. As of March 31, 2008, the Corporation had an available line of credit with the FHLB, guaranteed with excess collateral pledged to the FHLB in the amount of $623.2 million.
          The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts, CDs, and brokered CDs. Refer to “Note 10 — Deposits” in the accompanying notes to the unaudited interim consolidated financial statements for further details. Total deposits amounted to $11.6 billion as of March 31, 2008, compared to $11.0 billion as of December 31, 2007.
          Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2008 and 2007.

Capital
          The Corporation’s stockholders’ equity amounted to $1.5 billion as of March 31, 2008, an increase of $28.6 million compared to the balance as of December 31, 2007. The increase in stockholders’ equity is due to net income of $33.6 million for the first quarter of 2008 and unrealized gains of $11.6 million on the fair value of available-for-sale securities recorded as part of comprehensive income. These factors were partially offset by dividends declared during the quarter amounting to $16.5 million.
          As of March 31, 2008, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, FirstBank Puerto Rico’s and FirstBank Florida’s regulatory capital ratios as of March 31, 2008 and December 31, 2007, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking Subsidiaries
	First		FirstBank	To be well
	BanCorp	FirstBank	Florida	capitalized
As of March 31, 2008

Total capital (Total capital to risk-weighted assets)	13.52%	13.04%	10.87%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.27%	11.79%	10.29%	6.00%
Leverage ratio (1)	9.06%	8.71%	7.71%	5.00%

As of December 31, 2007

Total capital (Total capital to risk-weighted assets)	13.86%	13.23%	10.92%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.61%	11.98%	10.42%	6.00%
Leverage ratio (1)	9.29%	8.85%	7.79%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida.
          For each of the quarters ended on March 31, 2008 and 2007, the Corporation declared cash dividends of $0.07 per common share. Total cash dividends paid on common shares amounted to $6.5 million for the first quarter of 2008 and $5.8 million for the same period in 2007, an increase attributable to the 9.250 million additional shares issued during the third quarter of 2007. Dividends declared on preferred stock amounted to approximately $10.1 million for each of quarters ended on March 31, 2008 and 2007.

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
          As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. As of March 31, 2008, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.6 billion and $100.6 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
          The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2008
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
			(In thousands)
Contractual obligations (1):
Certificates of deposit	$9,147,587	$4,653,267	$1,505,264	$242,482	$2,746,574
Federal funds purchased and securities sold under agreements to repurchase	3,557,030	1,669,530	387,500	700,000	800,000
Advances from FHLB	1,035,000	629,000	195,000	201,000	10,000
Notes payable	28,575	—	—	15,165	13,410
Other borrowings	231,841	—	—	—	231,841

Total contractual obligations	$14,000,033	$6,951,797	$2,087,764	$1,158,647	$3,801,825

Commitments to sell mortgage loans	$46,935	$46,935

Standby letters of credit	$100,637	$100,637

Commitments to extend credit:
Lines of credit	$1,145,276	$1,145,276
Letters of credit	38,398	38,398
Commitments to originate loans	441,828	441,828

Total commercial commitments	$1,625,502	$1,625,502

(1)	$31.5 million of tax liability, including accrued interest of $9.1 million, associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
          The Corporation has obligations and commitments to make future payments under contracts, such as debt, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2007.
RISK MANAGEMENT
          The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp’s business is subject to eight broad categories of risks: (1) interest rate risk, (2) market risk, (3) credit risk, (4) liquidity risk, (5) operational risk, (6) legal and compliance risk, (7) reputation risk, and (8) contingency risk. First BanCorp has adopted policies and procedures designed to identify and manage risks to which the Corporation is exposed, specifically those relating to interest rate risk, credit risk, liquidity risk, and operational risk.
          The Corporation’s risk management policies are described below as well as in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2007 Annual Report on Form 10-K.
Interest Rate Risk Management
          First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. The Management’s Investment and Asset Liability Committee of the Corporation (“MIALCO”) oversees interest rate risk, liquidity management and other related matters. The MIALCO, which reports to the Investment Subcommittee of the Board of Directors’ Asset/Liability Risk Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Risk Officer, the Wholesale Banking Executive, the Risk Manager of the Treasury and Investments Division, the Financial Risk Manager and the Treasurer.
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
          The following table presents the results of the simulations as of March 31, 2008 and December 31, 2007. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and SFAS 159 liabilities:

	March 31, 2008				December 31, 2007
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
(In millions)	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	$(4.4)	(0.86)%	$(5.2)	(0.97)%	$(8.1)	(1.64)%	$(8.4)	(1.66)%
-200 bps ramp	$3.1	0.60%	$6.2	1.14%	$(13.2)	(2.68)%	$(13.2)	(2.60)%
            The reduction in the projected net interest income sensitivity in both measures from December 31, 2007 and March 31, 2008, is due primarily to the active and effective management of the balance sheet. In the face of lower 3-month LIBOR rates, approximately $1.0 billion of swapped-to-floating brokered CDs were called by the Corporation during the first quarter of 2008, following the cancellation of the swaps by the counterparties. The Corporation continues with the strategy of reducing the re-pricing gaps between assets and liabilities by extending the maturity of the newly issued brokered CDs and by increasing the core deposit base by approximately $353 million during the first quarter of 2008, in response to the Corporation's marketing and strategy efforts. Lower interest rates allowed the Corporation to re-issue those brokered CDs and replace other borrowings (repurchase agreements and advances from Federal Home Loan Bank) at a lower cost. The probability of the calls of approximately $2 billion US Agency debentures portfolio has increased due to the drop in rates in the long end of the yield curve. However, due to liquidity pressures in the financial markets, several call dates have gone by during the first quarter of 2008 without exercise; therefore, allowing for extension in the holding of those securities in the balance sheet.
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

          The following table summarizes the notional amount of all derivative instruments as of March 31, 2008 and December 31, 2007:

	Notional amounts
	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Interest rate swap agreements:
Pay fixed versus receive floating	$80,028	$80,212
Receive fixed versus pay floating	3,149,616	4,164,261
Embedded written options	53,515	53,515
Purchased options	53,515	53,515
Written interest rate cap agreements	128,067	128,075
Purchased interest rate cap agreements	290,924	294,982

	$3,755,665	$4,774,560

          The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

Quarter ended
(In thousands)	March 31, 2008
Fair value of contracts outstanding at the beginning of the period	$(52,450)
Contracts realized or otherwise settled during the period	6,577
Changes in fair value during the period	44,349

Fair value of contracts outstanding as of March 31, 2008	$(1,524)

          Source of Fair Value

(In thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of March 31, 2008	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Pricing from observable market inputs	$140	$(1,057)	$940	$(4,435)	$(4,412)
Pricing that consider unobservable market inputs	—	—	—	2,888	2,888

	$140	$(1,057)	$940	$(1,547)	$(1,524)

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
          As of March 31, 2008, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
          During the first quarter of 2008, approximately $1.0 billion of interest rate swaps were cancelled by the counterparties, in the face of a lower 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $1.0 billion swapped to floating brokered CDs. The

Corporation recorded a net unrealized gain of $0.4 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
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
     The Credit Risk area uses new collateral appraisals for impaired collateral dependent loans. In order to determine present market conditions in Puerto Rico and the Virgin Islands, and to gauge property appreciation rates, opinions of value are used for a sample of delinquent residential real estate loans. The valuation information gathered through these appraisals is considered in the Corporation’s allowance model assumptions.
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

          The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter ended
March 31,
(Dollars in thousands)	2008	2007
Allowance for loan and lease losses, beginning of period	$190,168	$158,296
Provision for loan and lease losses	45,793	24,914

Loans charged-off:
Residential real estate	(1,239)	(165)
Commercial and Construction	(8,203)	(3,260)
Finance leases	(2,915)	(2,126)
Consumer	(15,029)	(17,626)
Recoveries	1,920	1,386

Net charge-offs	(25,466)	(21,791)

Allowance for loan and lease losses, end of period	$210,495	$161,419

Allowance for loan and lease losses to period end total loans receivable	1.74%	1.45%
Net charge-offs annualized to average loans outstanding during the period	0.85%	0.78%
Provision for loan and lease losses to net charge-offs during the period	1.80	x	1.14	x
          First BanCorp’s allowance for loan and lease losses was $210.5 million as of March 31, 2008, compared to $161.4 million as of March 31, 2007. The provision for loan and lease losses for the quarter ended March 31, 2008 amounted to $45.8 million, compared to $24.9 million for the same period in 2007. The increase in the provision was principally attributed to additional reserves for certain impaired commercial and construction loans as well as increases to the general reserve for potential losses inherent in the loans portfolio associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. Increases to the general reserve due to economic conditions in Puerto Rico include higher provisions for the residential mortgage loan portfolio. The Corporation experienced an increase in non-accruing loans and charge-offs that coupled with the growth of the Corporation’s commercial and residential mortgage loan portfolio also contributed to the increase in the provision for loan and lease losses. Furthermore, as compared to the first quarter of 2007, the increase is attributed in part to higher general provisions for the Miami Agency construction loan portfolio. Puerto Rico continued in a recession caused by, among other things, higher utilities prices, higher taxes, government budgetary imbalances and higher levels of oil prices.
          The U.S. mainland real estate market also has slowed, influenced, among other things, by increases in property taxes and insurance premiums, the tightening of credit origination standards, overbuilding in certain areas and general market economic conditions that may threaten the performance of the Corporation’s loan portfolio in the U.S. mainland, principally the Corporation’s construction loan portfolio in the Miami Agency. Approximately 41% of the Corporation’s exposure in the U.S. mainland is comprised of construction loans. However, the Corporation expects a stable performance on its construction loan portfolio in the U.S. mainland due to the overall comfortable loan-to-value ratios coupled with a group of strong developers.
     The Corporation also does business in the Eastern Caribbean Region. Growth has been fueled by an expansion in the construction, residential mortgage and small loan business sectors.
          The Corporation identified in the first quarter of 2008 several commercial and construction loans amounting to $69.1 million that it determined should be classified as impaired, of which $45.1 million had an specific reserve of $17.4 million. At the same time, the Corporation’s impaired loans decreased by approximately $24.2 million during the first quarter of 2008 principally as a result of a foreclosed loan in the

Miami Agency amounting to $18.3 million which had a related impairment reserve of $3.8 million. Refer to “Non-accruing and Non-performing Assets” discussion below for additional information.
     The Corporation’s net charge-offs for the first quarter of 2008 were $25.5 million or 0.85% of average loans on an annualized basis, compared to $21.8 million or 0.78% of average loans on an annualized basis for the same period in 2007. The increase in net charge-offs for the first quarter of 2008, compared to the same period in 2007, was mainly associated with the Corporation’s commercial and construction loan portfolio including a $ 3.8 million charge-off related to repossessed property in the Miami Agency. Notwithstanding, the Corporation has seen signs of stabilization on its consumer loan portfolio. Net charge-offs for consumer loans amounted to $13.9 million for the first quarter of 2008, as compared to $16.7 million for the same period a year ago.
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

Past Due Loans
          Past due loans are accruing loans, which are contractually delinquent for 90 days or more. Past due loans are current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.
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
     The following table identifies non-performing assets at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Non-accruing loans:
Residential real estate	$229,643	$209,077
Commercial, commercial real estate and construction	145,819	148,939
Finance leases	4,989	6,250
Consumer	41,030	48,784

	421,481	413,050

Other real estate owned	33,913	16,116
Other repossessed property	10,000	10,154

Total non-performing assets	$465,394	$439,320

Past due loans	$127,515	$75,456
Non-performing assets to total assets	2.56%	2.56%
Non-accruing loans to total loans receivable	3.49%	3.50%
Allowance for loan and lease losses	$210,495	$190,168
Allowance to total non-accruing loans	49.94%	46.04%
Allowance to total non-accruing loans, excluding residential real estate loans	109.73%	93.23%
     As a result of the increase in delinquencies, the total non-accruing loans increased by $8.4 million, or 2%, from $413.1 million as of December 31, 2007 to $421.5 million as of March 31, 2008. The increase in non-performing loans as of March 31, 2008, compared to December 31, 2007, was mainly associated to the residential mortgage loan portfolio and the commercial loan portfolio (other than construction loans) which increased by $20.6 million and $10.6 million, respectively, partially offset by lower consumer loans in non-accrual status (in particular the auto loan portfolio) as a result of successful collection efforts and net charge-offs of approximately $13.9 million.
          During the first quarter of 2008, the Corporation added $14.8 million to its OREO portfolio (net of a charge-off of $3.8 million for lower of cost or market adjustment) in connection to a property serving as collateral for one of the construction loans of the previously reported impaired relationship of the Miami Agency that was repossessed in settlement of the loan. The carrying amount (net of allowance for loan losses) of the impaired Miami Agency relationship still in the loan portfolio at March 31, 2008 was $25.4 million, which total consists of two loans. One of these loans was settled during the second quarter of 2008 and the Corporation added to the OREO portfolio approximately a net of $21.8 million as a result of the collateral repossession. Management continues to work on different alternatives to further decrease the recorded investment in this non-performing Miami relationship. As of the date of the filing of this Quarterly Report on Form 10-Q, the

Corporation has interested parties for two of the properties related to this relationship. However, the Corporation cannot predict whether the properties will be ultimately sold to these parties.
          The Corporation has recorded expenses, including legal fees, maintenance fees and property taxes in connection with the resolution of this relationship amounting to approximately $3.7 million since 2007, of which $2.3 million were recorded during the first quarter of 2008. First BanCorp’s expenditures ultimately will depend on the length of time, the amount of professional assistance required, the nature of the proceedings in which the loans are finally foreclosed and the amount of proceeds upon the disposition of the collateral and other factors not susceptible to current estimation.
          During the second quarter of 2008, the Corporation placed in non-accrual status its participation of $22.1 million in a syndicated commercial loan collateralized by a marina, commercial real estate, and a high-end apartment complex in the U.S. Virgin Islands. This relationship was considered impaired as of March 31, 2008. The Corporation is a participant, with two other financial institutions, in a syndicated financing for a total of approximately $120 million. The lenders and borrowers are currently in negotiations for the restructuring of the loan; however, a bankruptcy filing by the debtor cannot be discarded.
     In view of current conditions in the United States housing market and weakening economic conditions in Puerto Rico, the Corporation may experience further deterioration on its portfolio.
          With respect to the increasing trends in non-performing residential mortgage loans, during the third quarter of 2007, the Corporation established a loan loss mitigation program providing homeownership preservation assistance. First BanCorp has completed approximately 236 loan modifications, related to residential mortgage loans with an outstanding balance of $36.8 million before the modification, that involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.
          The Corporation’s residential mortgage loan portfolio amounted to $3.3 billion or approximately 27% of the total loan portfolio. More than 90% of the Corporation’s residential mortgage loan portfolio consist of fixed-rate, fully amortizing, full documentation loans that have a lower risk than the typical sub-prime loans that have affected and continue to affect the U.S. real estate market. The Corporation has not been active in negative amortization loans or adjustable rate mortgage loans (“ARMs”) with teaser rates. Historically, the Corporation has experienced the lowest rate of losses on its residential real estate portfolio as the real estate market in Puerto Rico has not shown significant declines in the market value of properties and the overall comfortable loan-to-value ratios. The annualized ratio of residential mortgage loans net charge-offs to average mortgage loans was 0.16% for the quarter ended March 31, 2008.
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
     Over the last four years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc., with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 27% at March 31, 2008. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive, if needed, liquidity from the sale of mortgage loans in the secondary market. Recent disruptions in the credit markets and a reduced investors’ demand for mortgage debt have adversely affected the liquidity of the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC.
     A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary. In the event that the Corporation’s Bank subsidiary falls under the ratios of a well-capitalized institution, it faces the risk of not being able to replace this source of funding. The Bank currently complies with the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. In addition, the average term to maturity of the retail brokered CDs was approximately 4.8 years as of March 31, 2008. Approximately 48% of the value of these certificates is callable at the Corporation’s option.
     The Corporation maintains a position of Basic Surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the 5% self-imposed minimum limit over total assets. As of the end of the first quarter of 2008, the Basic Surplus of 7.6% included un-pledged assets, Federal Home Loan Bank lines of credit, and cash. Access to regular and customary sources of funding have remained unrestricted, including the repurchase agreements market given the liquidity and credit quality of the securities held in portfolio and available to pledge.
     The Corporation’s exposure to non-rated or sub-prime mortgages and mortgage-backed securities is not material; therefore it is not subject to liquidity threats stemming from such exposure, in the face of the recent housing and market crisis.
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
Legal and Regulatory Risk
     Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation an enterprise-wide compliance risk assessment process. Compliance has officer roles in each major business areas with direct reporting relationships to the Corporate Compliance Group.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          For information regarding market risk to which the Corporation is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of the Company’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Corporation.
ITEM 1A. RISK FACTORS
          For a detailed discussion of certain risk factors that could affect First BanCorp’s operations, financial condition or results for future periods see Item 1A, Risk Factors, in First BanCorp’s 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Stockholders Meeting of the Corporation was held on April 29, 2008. A quorum was obtained with 88,100,816 votes represented in person or by proxy, which represented approximately 95% of all votes eligible to be cast at the meeting. Four directors of the Corporation were elected for a term expiring at the 2011 annual meeting of stockholders. The appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2008 was also approved as well as a proposal to amend the Corporation’s articles of incorporation to eliminate the provision classifying the terms of its board of directors and a proposal to adopt the FirstBanCorp’s 2008 Omnibus Incentive Plan. The results of the voting for each of the proposals are set forth below:
Election of Directors

NOMINEES FOR A THREE-YEAR TERM 2011	VOTES FOR	VOTES WITHHELD
Jose Teixidor	77,167,849	10,885,987
Jose L. Ferrer-Canals	64,006,286	23,988,308
Jose Menendez- Cortada	71,350,618	16,081,792
Jorge L. Diaz	59,330,034	28,700,912
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Corporation’s Independent Registered Public Accounting Firm for 2008

For:	62,280,409
Against:	25,524,114
Abstain:	296,292
Amendment of First BanCorp’s articles of incorporation to eliminate the provision classifying the terms of its board of directors

For:	84,517,137
Against:	3,388,565
Abstain:	195,113
Adoption of First BanCorp’s 2008 Omnibus Incentive Plan

For:	53,716,034
Against:	18,852,013
Abstain:	233,308
ITEM 5. OTHER INFORMATION
          Not applicable.

ITEM 6. EXHIBITS
10.1 — First BanCorp’s 2008 Omnibus Incentive Plan.
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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant

Date: May 12, 2008	By:	/s/ Luis M. Beauchamp

Luis M. Beauchamp
Chairman, President and Chief
Executive Officer

Date: May 12, 2008	By:	/s/ Fernando Scherrer

Fernando Scherrer
Executive Vice President
and Chief Financial Officer