Form 10-Q
period 2008-06-30
FIRST BANCORP /PR/
filed 2008-08-11
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Common stock: 92,510,506 outstanding as of July 31, 2008.

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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the condo conversion loans in its Miami Agency and the construction loan portfolio in Puerto Rico;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	general economic conditions, including the current interest rate scenario and the performance of the financial markets, which may affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that economically hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes as well as other derivative instruments used for protection from interest rate fluctuations;

•	risks arising from worsening economic conditions in Puerto Rico and the United States;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of Doral Financial Corporation’s and R&G Financial Corporation’s financial condition on the repayment of their outstanding secured loans to the Corporation;

•	the Corporation’s ability to issue brokered certificates of deposit and fund operations;

•	risks associated with any downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands and changes in the regulation of housing government-sponsored enterprises.
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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	June 30, 2008	December 31, 2007
Assets

Cash and due from banks	$122,979	$195,809

Money market instruments	121,415	148,579
Federal funds sold	10,810	7,957
Time deposits with other financial institutions	16,646	26,600

Total money market investments	148,871	183,136

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	3,006,577	789,271
Other investment securities	1,052,652	497,015

Total investment securities available for sale	4,059,229	1,286,286

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	1,336,541	2,522,509
Other investment securities	459,571	754,574

Total investment securities held to maturity, fair value of $1,779,015 (2007 - $3,261,934)	1,796,112	3,277,083

Other equity securities	82,126	64,908

Loans, net of allowance for loan and lease losses of $222,272 (2007 - $190,168)	11,998,579	11,588,654
Loans held for sale, at lower of cost or market	29,194	20,924

Total loans, net	12,027,773	11,609,578

Premises and equipment, net	170,733	162,635
Other real estate owned	38,620	16,116
Accrued interest receivable on loans and investments	97,971	107,979
Due from customers on acceptances	652	747
Other assets	283,720	282,654

Total assets	$18,828,786	$17,186,931

Liabilities & Stockholders’ Equity

Liabilities:
Non-interest-bearing deposits	$690,451	$621,884
Interest-bearing deposits (including $1,689,208 and $4,186,563 measured at fair value as of June 30, 2008 and December 31, 2007, respectively)	10,837,333	10,412,637
Federal funds purchased and securities sold under agreements to repurchase	3,999,590	3,094,646
Advances from the Federal Home Loan Bank (FHLB)	1,460,000	1,103,000
Notes payable (including $13,407 and $14,306 measured at fair value as of June 30, 2008 and December 31, 2007, respectively)	27,944	30,543
Other borrowings	231,865	231,817
Bank acceptances outstanding	652	747
Accounts payable and other liabilities	179,258	270,011

Total liabilities	17,427,093	15,765,285

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,408,306 as of June 30, 2008 (2007 - 102,402,306)	102,408	102,402
Less: Treasury stock (at par value)	(9,898)	(9,898)

Common stock outstanding	92,510	92,504

Additional paid-in capital	108,326	108,279
Legal surplus	286,049	286,049
Retained earnings	443,473	409,978
Accumulated other comprehensive loss, net of tax benefit of $977 (2007 - $227)	(78,765)	(25,264)

Total stockholders’ equity	1,401,693	1,421,646

Total liabilities and stockholders’ equity	$18,828,786	$17,186,931

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans	$204,794	$228,911	$418,605	$454,550
Investment securities	70,001	71,672	132,018	139,344
Money market investments	1,813	5,288	5,072	10,562

Total interest income	276,608	305,871	555,695	604,456

Interest expense:
Deposits	99,767	133,882	205,964	257,972
Federal funds purchased and repurchase agreements	28,969	39,390	62,908	81,160
Advances from FHLB	9,572	9,001	20,720	17,198
Notes payable and other borrowings	3,694	6,383	7,039	13,476

Total interest expense	142,002	188,656	296,631	369,806

Net interest income	134,606	117,215	259,064	234,650

Provision for loan and lease losses	41,323	24,628	87,116	49,542

Net interest income after provision for loan and lease losses	93,283	92,587	171,948	185,108

Non-interest income:
Other service charges on loans	1,418	2,418	2,731	4,209
Service charges on deposit accounts	3,191	3,185	6,555	6,376
Mortgage banking activities	804	351	1,123	1,113
Net (loss) gain on investments and impairments	(679)	(1,436)	15,514	(3,595)
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	—	—	2,497
Rental income	579	669	1,122	1,333
Gain on sale of credit card portfolio	—	—	—	2,819
Other non-interest income	6,689	5,716	14,337	11,973

Total non-interest income	12,002	10,903	41,382	26,725

Non-interest expenses:
Employees’ compensation and benefits	34,994	33,352	71,320	69,724
Occupancy and equipment	15,541	14,496	30,520	28,878
Business promotion	4,802	4,864	9,067	9,794
Professional fees	4,919	5,608	9,978	12,005
Taxes, other than income taxes	3,988	3,653	8,014	7,234
Insurance and supervisory fees	3,945	1,799	7,929	3,491
Foreclosure-related expenses	3,172	266	6,428	541
Other non-interest expenses	10,402	9,416	20,694	21,151

Total non-interest expenses	81,763	73,454	163,950	152,818

Income before income taxes	23,522	30,036	49,380	59,015
Income tax benefit (provision)	9,472	(6,241)	17,203	(12,388)

Net income	$32,994	$23,795	$66,583	$46,627

Net income attributable to common stockholders	$22,925	$13,726	$46,445	$26,489

Net income per common share:
Basic	$0.25	$0.16	$0.50	$0.32

Diluted	$0.25	$0.16	$0.50	$0.32

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$66,583	$46,627

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,165	8,394
Amortization of core deposit intangible	1,695	1,660
Provision for loan and lease losses	87,116	49,542
Deferred income tax benefit	(15,068)	(2,013)
Stock-based compensation recognized	—	2,848
(Gain) loss on sale of investments, net	(16,003)	732
Other-than-temporary impairments on available-for-sale securities	489	2,863
Derivative instruments and hedging activities (gain) loss	(27,599)	363
Net gain on sale of loans and impairments	(617)	(606)
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	(2,497)
Net amortization of premiums and discounts and deferred loan fees and costs	(539)	(1,043)
Amortization of broker placement fees	7,079	4,765
Accretion of basis adjustments on fair value hedges	—	(2,061)
Net accretion of premium and discounts on investment securities	(7,900)	(18,246)
Gain on sale of credit card portfolio	—	(2,819)
(Decrease) increase in accrued income tax payable	(4,715)	9,963
Decrease (increase) in accrued interest receivable	10,205	(2,451)
Decrease in accrued interest payable	(31,588)	(26,809)
Decrease in other assets	12,365	622
Decrease in other liabilities	(23,244)	(4,017)

Total adjustments	841	19,190

Net cash provided by operating activities	67,424	65,817

Cash flows from investing activities:
Principal collected on loans	1,446,537	1,607,937
Loans originated	(1,948,093)	(1,807,982)
Purchase of loans	(116,864)	(99,533)
Proceeds from sale of loans	70,601	69,844
Proceeds from sale of repossessed assets	37,190	27,904
Purchase of servicing assets	(621)	(1,036)
Proceeds from sale of available for sale securities	389,784	3,125
Purchase of securities held to maturity	(99)	(254,586)
Purchase of securities available for sale	(3,351,675)	—
Principal repayments and maturities of securities held to maturity	1,489,215	318,094
Principal repayments of securities available for sale	165,658	112,921
Additions to premises and equipment	(15,088)	(11,553)
Proceeds from sale of other investment securities	9,342	—
Increase in other equity securities	(17,106)	(3,419)
Net cash inflow on acquisition of business	5,154	—

Net cash used in investing activities	(1,836,065)	(38,284)

Cash flows from financing activities:
Net increase in deposits	432,637	785,821
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	904,944	(421,961)
Net FHLB advances taken	357,000	65,000
Repayments of notes payable and other borrowings	—	(150,000)
Dividends paid	(33,088)	(31,793)
Exercise of stock options	53	—

Net cash provided by financing activities	1,661,546	247,067

Net (decrease) increase in cash and cash equivalents	(107,095)	274,600
Cash and cash equivalents at beginning of period	378,945	568,811

Cash and cash equivalents at end of period	$271,850	$843,411

Cash and cash equivalents include:
Cash and due from banks	$122,979	$134,955
Money market instruments	148,871	708,456

	$271,850	$843,411

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended
	June 30, 2008	June 30, 2007
Preferred Stock	$550,100	$550,100

Common Stock outstanding:
Balance at beginning of period	92,504	83,254
Common stock issued under stock option plan	6	—

Balance at end of period	92,510	83,254

Additional Paid-In-Capital:
Balance at beginning of period	108,279	22,757
Shares issued under stock option plan	47	—
Stock-based compensation recognized	—	2,848

Balance at end of period	108,326	25,605

Legal Surplus	286,049	276,848

Retained Earnings:
Balance at beginning of period	409,978	326,761
Net income	66,583	46,627
Cash dividends declared on common stock	(12,950)	(11,655)
Cash dividends declared on preferred stock	(20,138)	(20,138)
Cumulative adjustment for accounting change (adoption of FIN 48)	—	(2,615)
Cumulative adjustment for accounting change (adoption of SFAS No. 159)	—	91,778

Balance at end of period	443,473	430,758

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(25,264)	(30,167)
Other comprehensive loss, net of tax	(53,501)	(30,086)

Balance at end of period	(78,765)	(60,253)

Total stockholders’ equity	$1,401,693	$1,306,312

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2008	2007	2008	2007
Net income	$32,994	$23,795	$66,583	$46,627

Other comprehensive loss:
Unrealized gain (loss) on securities:
Unrealized holding loss arising during the period	(66,258)	(32,018)	(48,079)	(33,886)
Less: Reclassification adjustments for net loss (gain) and other-than-temporary impairments included in net income	679	1,436	(6,172)	3,595
Income tax benefit related to items of other comprehensive income	511	230	750	205

Other comprehensive loss for the period, net of tax	(65,068)	(30,352)	(53,501)	(30,086)

Total comprehensive (loss) income	$(32,074)	$(6,557)	$13,082	$16,541

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2007, included in the Corporation’s 2007 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The results of operations for the quarter and six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.
Recently issued accounting pronouncements
     On April 30, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 became effective for fiscal years beginning after November 15, 2007. The Corporation analyzed the potential impact of FSP FIN 39-1 on its financial statements. As of June 30, 2008, the Corporation did not apply this pronouncement since FSP FIN 39-1 applies only to cash collateral and all of the collateral received or delivered to counterparties for derivative instruments are investment securities.
     In November 2007, the SEC issued Staff Accounting Bulletin No. (“SAB”) 109, “Written Loan Commitments That Are Accounted For At Fair Value Through Earnings Under Generally Accepted Accounting Principles.” This interpretation expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” which provided the prior views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 109 expresses the current view of the staff that, consistent with the guidance in SFAS 156, “Accounting for Servicing of Financial Assets,” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective for fiscal quarters beginning after December 15, 2007. The adoption of this statement in 2008 did not have an effect on the Corporation’s financial statements.

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
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, including contingent liabilities, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Corporation is currently evaluating the possible effect, if any, of the adoption of this statement on its financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (b) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Although the Corporation continues to evaluate the disclosure framework dictated by this Statement, most of the required disclosures are included in Note 8 — “Derivative Instruments and Hedging Activities.”
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. (“SAS”) 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 provides and direct the GAAP hierarchy to the entities instead of the auditor as provided by SAS 69 because the entities (not its auditor) are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS 162 should be reported as a change in accounting principle in accordance with SFAS 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not impact the Corporation’s current accounting policies or the Corporation’s financial results.

     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP-APB 14-1”). FSP-APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP-APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP-APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of June 30, 2008, the Corporation does not have any convertible debt instrument.
     In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Except for those disclosures, earlier application of SFAS 163 is not permitted. The Corporation is currently evaluating the possible effect, if any, of the adoption of this statement on its financial statements, commencing on January 1, 2009.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under FSP EITF 03-6-1 unvested share-based payment awards that are considered to be participating securities should be included in the computation of EPS pursuant to the two-class method under SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Corporation is currently evaluating this statement in light of the recently approved Omnibus Incentive Plan, however, as of June 30, 2008, there are no outstanding unvested share-based payment awards.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters and six-month periods ended on June 30, 2008 and 2007 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net Income:
Net income	$32,994	$23,795	$66,583	$46,627
Less: Preferred stock dividends	(10,069)	(10,069)	(20,138)	(20,138)

Net income available to common stockholders	$22,925	$13,726	$46,445	$26,489

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,505	83,254	92,505	83,254
Average potential common shares	203	622	145	503

Diluted weighted-average number of common shares outstanding	92,708	83,876	92,650	83,757

Earnings per common share:
Basic	$0.25	$0.16	$0.50	$0.32

Diluted	$0.25	$0.16	$0.50	$0.32

     Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarters and six-month periods ended June 30, 2008 and 2007, a total of 2,020,600 and 2,054,600 weighted-average outstanding stock options, respectively, were not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.
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
     Under the 1997 stock option plan, the Compensation Committee had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to the stock appreciation rights, the optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered shall be cancelled by the Corporation and the shares subject to the option shall not be eligible for further grants under the option plan. During the second quarter of 2008, the Compensation Committee approved the grant of stock appreciation rights to one employee. The employee surrendered the right to exercise 120,000 stock options in the form of stock appreciation rights for a payment of $0.2 million. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards grants under this plan shall continue in full force and effect, subject to their original terms.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, shall have the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards. As of the date of the filing of this Quarterly Report on Form 10-Q, no awards have been granted under the Omnibus Plan.
     The Corporation accounted for stock options using the “modified prospective” method under SFAS 123R, “Share-Based Payment.” There were no stock options granted during the first six months of 2008. The compensation expense associated with stock options for the six-month period ended June 30, 2007 was approximately $2.8 million. All employee stock options granted during 2007 were fully vested at the time of grant.
     The activity of stock options during the first six months of 2008 is set forth below:

	Six-Month Period Ended
	June 30, 2008
			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining Contractual	Value (In
	Number of Options	Exercise Price	Term (Years)	thousands)
Beginning of period	4,136,910	$12.60
Options exercised	(6,000)	8.85
Options cancelled	(121,000)	9.03

End of period outstanding and exercisable	4,009,910	$12.71	6.6	$—

     The fair value of options granted in 2007, which was estimated using the Black-Scholes option pricing method, and the assumptions used are as follows:

2007
Weighted-average stock price at grant date and exercise price	$9.20
Stock option estimated fair value	$2.40 - $2.45
Weighted-average estimated fair value	$2.43
Expected stock option term (years)	4.31-4.59
Expected volatility	32%
Expected dividend yield	3.0%
Risk-free interest rate	5.1%
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
     The options exercised during the first half of 2008 did not have any intrinsic value and the cash proceeds from these options were approximately $53,000. No stock options were exercised during 2007.

4 — INVESTMENT SECURITIES
Investment Securities Available-for-Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008					December 31, 2007
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury and Obligations of U.S.Government sponsored agencies:
Due within one year	$8,324	$—	$9	$8,315	1.11	$—	$—	$—	$—	—
After 5 to 10 years	—	—	—	—	—	6,975	26	—	7,001	6.05
After 10 years	—	—	—	—	—	8,984	47	—	9,031	6.21
Puerto Rico Government obligations:
Due within one year	387	4	—	391	6.63	—	—	—	—	—
After 1 to 5 years	13,688	122	325	13,485	4.96	13,947	141	347	13,741	4.99
After 5 to 10 years	7,309	222	100	7,431	5.67	7,245	247	99	7,393	5.67
After 10 years	17,755	74	97	17,732	5.30	3,416	37	66	3,387	5.64

United States and Puerto Rico Government obligations	47,463	422	531	47,354	4.53	40,567	498	512	40,553	5.62

Mortgage-backed securities:
FHLMC certificates:
Due within 1 year	93	—	—	93	5.19	98	1	—	99	5.50
After 1 to 5 years	318	8	—	326	7.23	640	20	—	660	7.01
After 10 years	1,984,413	243	28,732	1,955,924	5.45	158,070	235	111	158,194	5.60

	1,984,824	251	28,732	1,956,343	5.45	158,808	256	111	158,953	5.61

GNMA certificates:
Due within 1 year	132	1	—	133	5.83	—	—	—	—	—
After 1 to 5 years	226	7	—	233	6.73	496	8	—	504	6.48
After 5 to 10 years	639	7	—	646	5.54	708	6	5	709	6.01
After 10 years	344,865	604	3,725	341,744	5.38	42,665	582	120	43,127	5.93

	345,862	619	3,725	342,756	5.38	43,869	596	125	44,340	5.94

FNMA certificates:
Due within one year	3	—	—	3	6.89	—	—	—	—	—
After 1 to 5 years	16	—	—	16	6.78	34	1	—	35	7.08
After 5 to 10 years	274,979	319	523	274,775	5.00	289,125	138	750	288,513	4.93
After 10 years	1,326,762	3,216	12,238	1,317,740	5.57	608,942	5,290	582	613,650	5.65

	1,601,760	3,535	12,761	1,592,534	5.47	898,101	5,429	1,332	902,198	5.42

Mortgage pass-through certificates:
After 10 years	151,201	2	36,013	115,190	4.72	162,082	3	28,407	133,678	6.14

Mortgage-backed securities	4,083,647	4,407	81,231	4,006,823	5.43	1,262,860	6,284	29,975	1,239,169	5.55

Corporate bonds:
After 5 to 10 years	1,300	—	510	790	7.70	1,300	—	198	1,102	7.70
After 10 years	4,412	—	1,796	2,616	7.97	4,412	—	1,066	3,346	7.97

Corporate bonds	5,712	—	2,306	3,406	7.91	5,712	—	1,264	4,448	7.91

Equity securities (without contractual maturity)	2,149	—	503	1,646	—	2,638	—	522	2,116	—

Total investment securities available for sale	$4,138,971	$4,829	$84,571	$4,059,229	5.42	$1,311,777	$6,782	$32,273	$1,286,286	5.55

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

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Treasury	$8,315	$9	$—	$—	$8,315	$9
Puerto Rico Government obligations	3,083	43	13,681	479	16,764	522
Mortgage-backed securities
FHLMC	1,864,111	28,647	3,160	85	1,867,271	28,732
GNMA	301,362	3,723	101	2	301,463	3,725
FNMA	1,199,440	12,761	38	—	1,199,478	12,761
Mortgage pass-through trust certificates	23,318	6,463	91,552	29,550	114,870	36,013
Corporate bonds	—	—	3,406	2,306	3,406	2,306
Equity securities	1,234	503	—	—	1,234	503

	$3,400,863	$52,149	$111,938	$32,422	$3,512,801	$84,571

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$13,648	$512	$13,648	$512
Mortgage-backed securities
FHLMC	48,202	40	3,436	71	51,638	111
GNMA	625	11	26,887	114	27,512	125
FNMA	285,973	274	221,902	1,058	507,875	1,332
Mortgage pass-through certificates	133,337	28,407	—	—	133,337	28,407
Corporate bonds	—	—	4,448	1,264	4,448	1,264
Equity securities	1,384	522	—	—	1,384	522

	$469,521	$29,254	$270,321	$3,019	$739,842	$32,273

     The Corporation’s investment securities portfolio is comprised principally of (i) mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and other securities secured by mortgage loans and (ii) U.S. Treasury and agencies securities and obligations of the Puerto Rico Government. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a U.S. government sponsored entity or is backed by the full faith and credit of the U.S. or Puerto Rico Government. The troubled housing and mortgage markets in the United States have raised concerns about the capacity of U.S. government sponsored entities to raise money from investors to cover rising losses from loan defaults and potential bail out by the government. However, the federal government recently passed legislation expanding the government’s line of credit to the agencies and allowing the government to buy shares of the agencies if needed. Also, the Federal Reserve agreed to open its discount window to the agencies. Principal and interest on these securities are deemed recoverable.
     The unrealized losses in the available-for-sale portfolio as of June 30, 2008 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers. In the case of private label mortgage-backed securities, the unrealized loss is mainly related to increases in the discount rate used to value such instruments resulting from current liquidity and credit concerns in the U.S. mortgage loan market. However, the underlying mortgages are fixed-rate single family loans with a high weighted-average FICO score (over 700)

and low loan-to-value ratios (under 80%), as well as a very low delinquency level. The Corporation’s policy is to review its investment portfolio for possible other-than temporary impairment, at least quarterly. As of June 30, 2008, management has the intent and ability to hold these investments for a reasonable period of time and for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, the impairments are considered temporary.
     For the six-month periods ended on June 30, 2008 and 2007, the Corporation recorded other-than-temporary impairments of approximately $0.5 million and $2.9 million, respectively, on certain equity securities held in its available-for-sale investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the six-month period ended June 30, 2008 amounted to approximately $389.8 million (2007 — $3.1 million). The Corporation realized gross gains of approximately $6.9 million and approximately $0.2 million in gross losses for the first six months of 2008 (2007 — $0.2 million in gross realized gains and approximately $0.9 million in gross realized losses).
Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008					December 31, 2007
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$100	$—	$—	$100	2.36	$254,882	$369	$24	$255,227	4.14

Obligations of other U.S. Government sponsored agencies:
After 10 years	966,927	888	2,576	965,239	5.77	2,110,265	1,486	2,160	2,109,591	5.82
Puerto Rico Government obligations:
After 5 to 10 years	17,608	520	103	18,025	5.85	17,302	541	107	17,736	5.85
After 10 years	13,895	—	1	13,894	5.50	13,920	—	256	13,664	5.50

United States and Puerto Rico Government obligations	998,530	1,408	2,680	997,258	5.77	2,396,369	2,396	2,547	2,396,218	5.64

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	9,790	—	150	9,640	3.82	—	—	—	—	—
After 5 to 10 years	—	—	—	—	—	11,274	—	116	11,158	3.65

FNMA certificates:
After 1 to 5 years	9,001	—	125	8,876	3.88	—	—	—	—	—
After 5 to 10 years	449,566	—	8,642	440,924	4.49	69,553	—	1,067	68,486	4.30
After 10 years	327,225	—	6,728	320,497	4.55	797,887	61	13,785	784,163	4.42

Mortgage-backed securities	795,582	—	15,645	779,937	4.50	878,714	61	14,968	863,807	4.40

Corporate bonds:
After 10 years	2,000	—	180	1,820	5.80	2,000	—	91	1,909	5.80

Total investment securities held-to-maturity	$1,796,112	$1,408	$18,505	$1,779,015	5.21	$3,277,083	$2,457	$17,606	$3,261,934	5.31

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.

     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$733,251	$2,118	$11,200	$458	$744,451	$2,576
Puerto Rico Government obligations	13,894	1	4,315	103	18,209	104
Mortgage-backed securities
FHLMC	8,971	128	669	22	9,640	150
FNMA	52,390	909	717,907	14,586	770,297	15,495
Corporate bonds	—	—	1,820	180	1,820	180

	$808,506	$3,156	$735,911	$15,349	$1,544,417	$18,505

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$616,572	$1,568	$24,469	$592	$641,041	$2,160
U.S. Treasury Notes	24,697	24	—	—	24,697	24
Puerto Rico Government obligations	13,664	256	4,200	107	17,864	363
Mortgage-backed securities
FHLMC	—	—	11,158	116	11,158	116
FNMA	—	—	849,341	14,852	849,341	14,852
Corporate Bonds	1,909	91	—	—	1,909	91

	$656,842	$1,939	$889,168	$15,667	$1,546,010	$17,606

     Held-to-maturity securities in an unrealized loss position as of June 30, 2008 are primarily mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by major rating agencies. The unrealized losses in the held-to-maturity portfolio as of June 30, 2008 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers; as a result, the impairment is considered temporary. Refer to the “Investment Securities Available-for-Sale” discussion above for additional information regarding recent concerns on certain government-sponsored agencies due to the troubled U.S. housing and mortgage markets. At this time, the Corporation has the intent and ability to hold these investments until maturity.

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
     As of June 30, 2008 and December 31, 2007, the Corporation had investments in FHLB stock with a book value of $80.6 million and $63.4 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value. Dividend income from FHLB stock for the second quarter and six-month period ended June 30, 2008 amounted to $1.1 million and $2.3 million, respectively, compared to $0.7 million and $1.2 million, respectively, for the same periods in 2007.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2008 and December 31, 2007 was $1.6 million. During the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.
6 — LOAN PORTFOLIO
     The following is a detail of the loan portfolio:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Residential real estate loans, mainly secured by first mortgages	$3,364,740	$3,143,497

Commercial loans:
Construction loans	1,467,544	1,454,644
Commercial mortgage loans	1,324,509	1,279,251
Commercial loans	3,502,929	3,231,126
Loans to local financial institutions collateralized by real estate mortgages	591,674	624,597

Commercial loans	6,886,656	6,589,618

Finance leases	373,588	378,556

Consumer loans	1,595,867	1,667,151

Loans receivable	12,220,851	11,778,822
Allowance for loan and lease losses	(222,272)	(190,168)

Loans receivable, net	11,998,579	11,588,654
Loans held for sale	29,194	20,924

Total loans	$12,027,773	$11,609,578

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary (“First Bank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio, including loans held for sale, of $12.3 billion as of June 30, 2008, approximately 80% has credit risk concentration in Puerto Rico, 12% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands.

     The Corporation’s largest loan concentration of $360.9 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation, as of June 30, 2008. Together with the Corporation’s next larger loan concentration of $230.8 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G Financial”), the Corporation’s total loans granted to these mortgage originators amounted to $591.7 million as of June 30, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate.
7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$210,495	$161,419	$190,168	$158,296
Provision for loan and lease losses	41,323	24,628	87,116	49,542
Charge-offs	(31,602)	(22,419)	(58,988)	(45,596)
Recoveries	2,056	1,381	3,976	2,767

Balance at end of period	$222,272	$165,009	$222,272	$165,009

     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due, according to the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a substantial loss. As of June 30, 2008 and December 31, 2007, impaired loans and their related allowance were as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Impaired loans	$335,523	$151,818
Impaired loans with valuation allowance	206,456	66,941
Allowance for impaired loans	31,115	7,523
     The Corporation identified in the first half of 2008 several commercial and construction loans amounting to $239.6 million that it determined should be classified as impaired, of which $188.6 million had a specific reserve of $27.4 million. At the same time, the Corporation’s impaired loans decreased by approximately $53.8 million during the first half of 2008 principally as a result of foreclosed loans in the Miami Agency with a principal balance of approximately $22.4 million which had a related impairment reserve of $4.2 million at the time of foreclosure and a loan sold in the Miami Agency that carried a principal balance of approximately $24.1 million with a related impairment reserve of $2.4 million at the time of sale. The latter was sold for $22.5 million during the second quarter of 2008.
     Interest income in the amount of approximately $2.2 million and $1.1 million was recognized on impaired loans for the quarters ended June 30, 2008 and 2007, respectively, and $7.9 million and $1.9 million for the six-month period ended June 30, 2008 and 2007, respectively. The average recorded investment in impaired loans for the first six months of 2008 and 2007 was $205.8 million and $74.0 million, respectively.

8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     One of the primary market risks facing the Corporation is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of the Corporation’s assets or liabilities and the risk that net interest income from its loan and investment portfolios will change in response to changes in interest rates. The overall objective of the Corporation’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
     The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk related primarily to the values of its brokered certificates of deposit (“CDs”) and medium-term notes.
     The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of June 30, 2008, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
     The following summarizes most of the derivative activities used by the Corporation in managing interest rate risk:
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, the interest rate swaps are utilized to convert fixed-rate brokered certificates of deposit (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in these variable rate loans. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements to protect against rising interest rates. Specifically, the interest rate of certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee.
Indexed options — Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (e.g., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.
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

     The following table summarizes the notional amounts of all derivative instruments as of June 30, 2008 and December 31, 2007:

	Notional Amounts
	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed rate brokered certificates of deposit, notes payable and loans	$1,829,801	$4,244,473
Written interest rate cap agreements	128,059	128,075
Purchased interest rate cap agreements	283,770	294,982
Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$2,348,660	$4,774,560

     The following table summarizes the fair values of derivative instruments and the location in the Statement of Financial Condition as of June 30, 2008 and December 31, 2007:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
		June 30,	December 31,		June 30,	December 31,
		2008	2007		2008	2007
	Balance Sheet	Fair	Fair	Balance Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
			(Dollars in thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed rate brokered certificates of deposit, notes payable and loans	Other Assets	$284	$213	Accounts payable and other liabilities	$32,650	$58,057
Written interest rate cap agreements	Other Assets	—	—	Accounts payable and other liabilities	62	47
Purchased interest rate cap agreements	Other Assets	6,044	5,149	Accounts payable and other liabilities	—	—
Equity contracts:
Embedded written options on stock index deposits	Other Assets	—	—	Interest bearing deposits	1,723	4,375
Embedded written options on stock index notes payable	Other Assets	—	—	Notes payable	2,729	4,673
Purchased options used to manage exposure to the stock market on embedded stock index options	Other Assets	4,706	9,339	Accounts payable and other liabilities	—	—

		$11,034	$14,701		$37,164	$67,152

     The following table summarizes the effect of derivative instruments on the Statement of Income for the quarter and six-month periods ended on June 30, 2008 and 2007:

		Unrealized Gain or (Loss)
	Location of Unrealized Gain or (Loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2008	2007	2008	2007
		(In thousands)
Interest rate contracts:
Interest rate swap agreements used to hedge fixed rate:
Brokered certificates of deposit	Interest Expense on Deposits	$(29,805)	$(81,839)	$25,552	$(62,057)
Notes payable	Interest Expense on Notes payable and other borrowings	(247)	569	(114)	1,054
Loans	Interest Income on Loans	2,548	1,518	40	1,278
Written and purchased interest rate cap agreements — mortgage-backed securities	Interest Income on Investment Securities	3,041	4,890	857	4,480
Written and purchased interest rate cap agreements — loans	Interest Income on Loans	54	159	23	(132)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest Expense on Deposits	(129)	154	(150)	(1)
Embedded written and purchased options on stock index notes payable	Interest Expense on Notes payable and other borrowings	(67)	(145)	113	(350)

Total Unrealized (Loss) Gain on derivatives		$(24,605)	$(74,694)	$26,321	$(55,728)

     Derivative instruments, such as interest rate swaps, are subject to market risk. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered CDs and medium-term notes to variable payments (receive fixed/pay floating). As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates. The unrealized gains and losses in the fair value of derivatives that economically hedge certain callable brokered CDs and medium-term notes are partially offset by unrealized gains and losses on the valuation of such economically hedged liabilities that were elected to be measured at fair value under the provisions of SFAS 159. The Corporation includes the gain or loss on those economically hedged liabilities (brokered CDs and medium-term notes) in the same line item as the offsetting loss or gain on the related derivatives as set forth below:

	Quarter ended June 30,
	2008			2007
	Loss	Gain	Net Unrealized	(Loss) / Gain	Gain	Net Unrealized
(In thousands)	on Derivatives	on SFAS 159 liabilities	Loss	on Derivatives	on SFAS 159 liabilities	(Loss) / Gain
Interest expense on Deposits	$(29,934)	$28,462	$(1,472)	$(81,685)	$75,607	$(6,078)
Interest expense on Notes payable and other borrowings	(314)	2	(312)	424	252	676

	Six-Month Period ended June 30,
	2008			2007
	Gain / (Loss)	(Loss) / Gain	Net Unrealized	(Loss) / Gain	Gain	Net Unrealized
	on Derivatives	on SFAS 159 liabilities	Gain	on Derivatives	on SFAS 159 liabilities	(Loss) / Gain
Interest expense on Deposits	$25,402	$(21,095)	$4,307	$(62,058)	$56,398	$(5,660)
Interest expense on Notes payable and other borrowings	(1)	899	898	704	130	834
     A summary of interest rate swaps as of June 30, 2008 and December 31, 2007 follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$79,840	$80,212
Weighted-average receive rate at period end	4.39%	7.09%
Weighted-average pay rate at period end	6.76%	6.75%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$1,749,961	$4,164,261
Weighted-average receive rate at period end	5.32%	5.26%
Weighted-average pay rate at period end	2.82%	5.07%
Floating rates range from 2 basis points to 54 basis points over 3-month LIBOR
     During the first half of 2008, approximately $2.4 billion of interest rate swaps were cancelled by the counterparties, mainly due to lower 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $2.4 billion swapped to floating brokered CDs. The Corporation recorded a net gain of $4.4 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
     As of June 30, 2008, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

9 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of June 30, 2008 amounted to $28.1 million (December 31, 2007 — $28.1 million), recognized as part of “Other Assets,” resulting primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2008 and 2007.
     As of June 30, 2008, the gross carrying amount and accumulated amortization of core deposit intangibles was $45.8 million and $20.0 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2007 — $41.2 million and $18.3 million, respectively). The increase in the gross amount from December 2007 relates to the acquisition of the Virgin Islands Community Bank on January 28, 2008. During the quarters ended June 30, 2008 and 2007, the amortization expense of core deposits amounted to $0.9 million and $0.8 million, respectively. For each of the six-month periods ended June 30, 2008 and 2007, the amortization expense of core deposits amounted to $1.7 million.
10 — DEPOSITS
     The following table summarizes deposit balances:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Non-interest bearing checking account deposits	$690,451	$621,884
Savings accounts	1,252,217	1,036,662
Interest-bearing checking accounts	616,152	518,570
Certificates of deposit	1,868,615	1,680,344

Brokered certificates of deposit (includes $1,689,208 and $4,186,563 measured at fair value as of June 30, 2008 and December 31, 2007, respectively)	7,100,349	7,177,061

	$11,527,784	$11,034,521

     The interest expense on deposits includes the valuation to market of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not elected for the fair value option and changes in fair value of callable brokered CDs elected for the fair value option under SFAS 159 (“SFAS 159 brokered CDs”).

     The following are the components of interest expense on deposits:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In thousands)
Interest expense on deposits	$94,039	$125,690	$203,192	$248,054
Amortization of broker placement fees (1)	4,256	2,114	7,079	4,258

Interest expense on deposits excluding net unrealized loss (gain) on derivatives and SFAS 159 brokered CDs	98,295	127,804	210,271	252,312
Net unrealized loss (gain) on derivatives and SFAS 159 brokered CDs	1,472	6,078	(4,307)	5,660

Total interest expense on deposits	$99,767	$133,882	$205,964	$257,972

(1)	Related to brokered CDs not elected for the fair value option under SFAS 159.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the quarter and six-month period ended June 30, 2008 amounted to net interest realized of $12.9 million and $19.9 million, respectively (2007 — net interest incurred of $3.5 million for the second quarter and $7.3 million for the six-month period).
11 — FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Federal funds purchased and securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	June 30,	December, 31
	2008	2007
	(In thousands)
Federal funds purchased, interest ranging from 4.50% to 5.12%	$—	$161,256
Repurchase agreements, interest ranging from 2.24% to 5.39% (2007 - 3.26% to 5.67%)	3,999,590	2,933,390

Total	$3,999,590	$3,094,646

     Federal funds purchased and repurchase agreements mature as follows:

June 30,
2008
(In thousands)
One to thirty days	$1,115,258
Over thirty to ninety days	596,832
Over ninety days to one year	200,000
One to three years	787,500
Three to five years	500,000
Over five years	800,000

Total	$3,999,590

12 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
     Following is a detail of the advances from the FHLB:

	June 30,	December, 31
	2008	2007
	(In thousands)
Advances from FHLB, tied to 3-month LIBOR, with an average interest rate of 2.80% (2007 - 4.98%)	$400,000	$400,000
Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.11% (2007 - 4.58%)	1,060,000	703,000

Total	$1,460,000	$1,103,000

     Advances from FHLB mature as follows:

June 30,
2008
(In thousands)
One to thirty days	$510,000
Over thirty to ninety days	—
Over ninety days to one year	514,000
One to three years	215,000
Three to five years	221,000

Total	$1,460,000

13 — NOTES PAYABLE
     Notes payable consist of:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of June 30, 2008 and December 31, 2007) maturing on October 18, 2019, measured at fair value under SFAS 159	$13,407	$14,306

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,973	7,845

Series B maturing on May 27, 2011	7,564	8,392

	$27,944	$30,543

14 — OTHER BORROWINGS
     Other borrowings consist of:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (5.56% as of June 30, 2008 and 7.74% as of December 31, 2007)	$102,999	$102,951

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (5.30% as of June 30, 2008 and 7.43% as of December 31, 2007)	128,866	128,866

	$231,865	$231,817

15 — INCOME TAXES
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
     For the six-month period ended June 30, 2008, the Corporation recognized an income tax benefit of $17.2 million, compared to an income tax expense of $12.4 million for the same period in 2007. The positive fluctuation on the financial results was mainly due to two non-recurrent transactions: (i) a reversal of $10.6 million of Unrecognized Tax Benefits (“UTBs”) during the second quarter of 2008 for positions taken on income tax returns recorded under the provisions of FASB Interpretation (“FIN”) 48 “Accounting for Uncertainty in Income Taxes,” as explained below, and (ii) the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that establishes a multi-year allocation schedule for deductibility of the payment of $74.25 million made by the

Corporation during 2007 to settle the securities class action suit. Also, higher deferred tax benefits were recorded in connection with a higher provision for loan and lease losses, and the current income tax provision was lower, excluding the reversal of the FIN 48 contingency, due to lower taxable income.
          As of June 30, 2008, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $6.6 million, compared to a valuation allowance of $4.9 million as of December 31, 2007. As of June 30, 2008, the deferred tax asset, net of the valuation allowance of $6.6 million, amounted to approximately $105.9 million compared to $90.1 million, net of the valuation allowance of $4.9 million as of December 31, 2007.
          The Corporation adopted FIN 48 as of January 1, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with FIN 48 and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit.
     As of June 30, 2008, the balance of the Corporation’s UTBs amounted to $15.1 million (excluding accrued interest), all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of June 30, 2008, the Corporation’s accrual for interest that relates to tax uncertainties amounted to $6.0 million. As of June 30, 2008, there is no need to accrue for the payment of penalties. For the six-month periods ended on June 30, 2008 and 2007, the total amount of interest recognized by the Corporation as part of income tax expense related with tax uncertainties was $0.8 million and $1.1 million, respectively. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. During the second quarter of 2008, the Corporation reversed UTBs by approximately $7.1 million and accrued interest of $3.5 million as a result of a lapse of the applicable statute of limitations for taxable year 2003. For the remaining outstanding UTBs, the Corporation cannot make any reasonably reliable estimate of the timing of future cash flows or changes, if any, associated with such obligations.
     The Corporation’s liability for income taxes includes the liability for UTBs and interest which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years, and under the Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. All tax years subsequent to 2003 remain open to examination under the PR Code and taxable years subsequent to 2004 remain open to examination for Virgin Islands and U.S. income tax purposes.
16 — FAIR VALUE
          Effective January 1, 2007, the Corporation adopted SFAS 157, “Fair Value Measurement,” which provides a framework for measuring fair value under GAAP.
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
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected to account for at fair value certain financial liabilities that were hedged with interest rate swaps that were previously designated for fair value hedge accounting in accordance with SFAS 133. As of June 30, 2008, these liabilities included callable brokered CDs with an aggregate fair value of $1.69 billion and principal balance of $1.70 billion recorded in interest-bearing deposits, and certain medium-term notes with a fair value of $13.4 million and principal balance of $15.4 million recorded in notes payable. Interest paid on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs and medium-term notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for the vast majority of other brokered CDs because these are not hedged by derivatives. Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting for interest rate swaps that hedged a $150 million medium-term note since the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note and, as a consequence, the Corporation did not elect the fair value option for this note either. The Corporation redeemed the $150 million medium-term note during the second quarter of 2007.
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
     The following is a description of the valuation methodologies used for instruments measured at fair value:
Callable Brokered CDs
     The fair value of callable brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits.
Medium-Term Notes
     The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the six-month periods ended June 30, 2008 and 2007 amounted to $0.9 million and $1.0 million, respectively. The cumulative mark-to-market unrealized gain on the medium-term notes since the adoption of SFAS 159 amounted to $2.6 million as of June 30, 2008. For the medium-term notes, the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and option.
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
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of June 30, 2008
	Fair Value Measurements Using
				Assets/ (Liabilities)
(In thousands)	Level 1	Level 2	Level 3	at Fair Value
Callable brokered CDs (1)	$—	$(1,689,208)	$—	$(1,689,208)
Medium-term notes (1)	—	(13,407)	—	(13,407)
Securities available forsale (2)	13,367	3,930,672	115,190	4,059,229
Derivative instruments (3)	—	(32,110)	5,983	(26,127)

(1)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(2)	Carried at fair value prior to the adoption of SFAS 159.

(3)	Derivatives as of June 30, 2008 include derivative assets of $11.0 million and derivative liabilities of $37.1 million, all of which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Fair Value for the Quarter Ended			Changes in Fair Values for the Six-Month Period Ended
	June 30, 2008, for items Measured at Fair Value Pursuant			June 30, 2008, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
	Unrealized Losses	Unrealized Losses	Total Changes in	Unrealized Losses	Unrealized Gains	Total Changes in
	and Interest	and Interest	Fair Value Unrealized Losses	and Interest	and Interest	Fair Value Unrealized
	Expense	Expense	and Interest Expense	Expense	Expense	(Losses) Gains and Interest
	included in	included in	Included in	included in	included in	Expense Included in
	Interest Expense	Interest Expense	Current-Period	Interest Expense	Interest Expense	Current-Period
	on Deposits (1)	on Notes Payable (1)	Earnings (1)	on Deposits (1)	on Notes Payable (1)	Earnings (1)
Callable brokered CDs	$(1,320)	$—	$(1,320)	$(99,992)	$—	$(99,992)
Medium-term notes	—	(211)	(211)	—	474	474

	$(1,320)	$(211)	$(1,531)	$(99,992)	$474	$(99,518)

(1)	Changes in fair value for the quarter and six- month period ended June 30, 2008 include interest expense on callable brokered CDs of $29.8 million, and $78.9 million, respectively, and interest expense on medium-term notes of $0.2 million and $0.4 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Income based on their contractual coupons.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six-month period ended June 30, 2008.

Level 3 Instruments Only	Total Fair Value Measurements ( Quarter ended June 30, 2008)		Total Fair Value Measurements ( Six-month period ended June 30, 2008)
(In thousands)	Derivatives (1)	Securities Available For Sale (2)	Derivatives (1)	Securities Available For Sale (2)
Beginning balance	$2,888	$119,051	$5,103	$133,678
Total gains or (losses) (realized/unrealized):
Included in earnings	3,095	—	880	—
Included in other comprehensive income	—	3,025	—	(7,607)
Principal repayments and amortization	—	(6,886)	—	(10,881)

Ending balance	$5,983	$115,190	$5,983	$115,190

(1)	Amounts related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain private label mortgage-backed securities.
          The table below summarizes changes in unrealized gains recorded in earnings for the quarter and six-month period ended June 30, 2008 for Level 3 assets and liabilities that are still held as of June 30, 2008.

	Changes in Unrealized Gains
Level 3 Instruments Only	Quarter Ended	Six-Month Period Ended
(In thousands)	June 30, 2008	June 30, 2008

Changes in unrealized gains relating to assets still held at reporting date (1) (2):

Interest income on loans	$54	$23
Interest income on investment securities	3,041	857

	$3,095	$880

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Unrealized gain of $3.0 million and unrealized loss of $7.6 million on Level 3 available for sale securities were recognized as part of other comprehensive income for the quarter and six-month period ended June 30, 2008, respectively.

          Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
          As of June 30, 2008, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Valuation	Losses recorded for	Losses recorded for
				allowance as of	the Quarter ended	the Six-month period
	Carrying value as of June, 2008			June 30, 2008	June 30, 2008	ended June 30, 2008
(In thousands)	Level 1	Level 2	Level 3
Loans receivable (1)	$—	$—	$175,341	$31,115	$21,896	$40,685
Loans held for sale (2)	—	29,194	—	457	457	457
Other Real Estate Owned (3)	—	—	38,620	2,563	522	843

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.

(3)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transference from the loan to the Other Real Estate Owned (“OREO”) portfolio.
          During the first six months of 2008, the Corporation increased its OREO portfolio as a result of the repossession, in settlement of two of the impaired loans in the Miami Agency, of the associated collateral. As of June 30, 2008, the value of such properties amounted to $18.6 million, net of charge-offs of $4.2 million.
17 — SUPPLEMENTAL CASH FLOW INFORMATION
          Supplemental cash flow information follows:

	Six-Month Period Ended June 30,
	2008	2007
	(In thousands)
Cash paid for:

Interest on borrowings	$367,767	$386,145
Income tax	2,082	3,255

Non-cash investing and financing activities:

Additions to other real estate owned	36,171	4,907
Additions to auto repossessions	44,497	57,698
Capitalization of servicing assets	515	595
Recharacterization of secured commercial loans as securities collateralized by loans	—	183,830
          On January 28, 2008, the Corporation completed the acquisition of the Virgin Islands Community Bank (“VICB”) with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
18 — SEGMENT INFORMATION
          Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of June 30, 2008, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. There is also an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
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

The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the quarter ended June 30, 2008:
Interest income	$47,455	$40,022	$85,666	$71,254	$32,211	$276,608
Net (charge) credit for transfer of funds	(35,066)	23,808	(49,502)	64,451	(3,691)	—
Interest expense	—	(19,563)	—	(114,004)	(8,435)	(142,002)

Net interest income	12,389	44,267	36,164	21,701	20,085	134,606

Provision for loan and lease losses	(1,259)	(14,414)	(20,037)	—	(5,613)	(41,323)
Non-interest income (loss)	853	6,674	1,137	(587)	3,925	12,002
Direct non-interest expenses	(6,125)	(25,546)	(8,099)	(1,586)	(11,400)	(52,756)

Segment income	$5,858	$10,981	$9,165	$19,528	$6,997	$52,529

Average earnings assets	$2,909,308	$1,720,661	$5,992,390	$5,487,619	$1,357,393	$17,467,371

For the quarter ended June 30, 2007:
Interest income	$40,944	$46,506	$109,183	$76,148	$33,090	$305,871
Net (charge) credit for transfer of funds	(30,933)	26,202	(72,460)	81,750	(4,559)	—
Interest expense	—	(19,921)	—	(160,598)	(8,137)	(188,656)

Net interest income (loss)	10,011	52,787	36,723	(2,700)	20,394	117,215

Provision for loan and lease losses	(1,237)	(12,091)	(8,171)	—	(3,129)	(24,628)
Non-interest income (loss)	372	6,275	1,272	(1,297)	4,281	10,903
Direct non-interest expenses	(5,114)	(22,707)	(3,658)	(2,023)	(11,230)	(44,732)

Segment income (loss)	$4,032	$24,264	$26,166	$(6,020)	$10,316	$58,758

Average earnings assets	$2,527,577	$1,835,842	$5,401,162	$5,369,401	$1,307,741	$16,441,723

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the six-month period ended June 30, 2008:
Interest income	$92,560	$82,412	$179,746	$135,872	$65,105	$555,695
Net (charge) credit for transfer of funds	(69,146)	45,999	(107,276)	135,109	(4,686)	—
Interest expense	—	(38,725)	—	(240,675)	(17,231)	(296,631)

Net interest income	23,414	89,686	72,470	30,306	43,188	259,064

Provision for loan and lease losses	(6,968)	(28,989)	(33,081)	—	(18,078)	(87,116)
Non-interest income	1,229	13,968	2,148	15,734	8,303	41,382
Direct non-interest expenses	(12,505)	(53,115)	(17,596)	(3,436)	(22,839)	(109,491)

Segment income (loss)	$5,170	$21,550	$23,941	$42,604	$10,574	$103,839

Average earnings assets	$2,861,979	$1,732,717	$5,923,744	$5,297,547	$1,353,989	$17,169,976

For the six-month period ended June 30, 2007:
Interest income	$80,818	$93,638	$217,078	$148,352	$64,570	$604,456
Net (charge) credit for transfer of funds	(60,755)	54,161	(145,129)	162,227	(10,504)	—
Interest expense	—	(39,084)	—	(315,104)	(15,618)	(369,806)

Net interest income (loss)	20,063	108,715	71,949	(4,525)	38,448	234,650

Provision for loan and lease losses	(1,186)	(27,687)	(14,078)	—	(6,591)	(49,542)
Non-interest income (loss)	1,154	15,143	2,016	(3,316)	9,231	24,228

Net gain on partial extinguishment and recharacterization of secured commercial loan to a local financial institution	—	—	2,497	—	—	2,497
Direct non-interest expenses	(10,361)	(45,452)	(9,508)	(4,101)	(22,736)	(92,158)

Segment income (loss)	$9,670	$50,719	$52,876	$(11,942)	$18,352	$119,675

Average earnings assets	$2,493,630	$1,852,079	$5,446,161	$5,437,931	$1,287,627	$16,517,428

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended		Six-month Period Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income:
Total income for segments and other	$52,529	$58,758	$103,839	$119,675
Other operating expenses	(29,007)	(28,722)	(54,459)	(60,660)

Income before income taxes	23,522	30,036	49,380	59,015
Income tax benefit (expense)	9,472	(6,241)	17,203	(12,388)

Total consolidated net income	$32,994	$23,795	$66,583	$46,627

Average assets:
Total average earning assets for segments	$17,467,371	$16,441,723	$17,169,976	$16,517,428
Average non-earning assets	759,060	684,398	712,651	600,243

Total consolidated average assets	$18,226,431	$17,126,121	$17,882,627	$17,117,671

19 – COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2008, commitments to extend credit amounted to approximately $1.7 billion and standby letters of credit amounted to approximately $100.3 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     As of June 30, 2008, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

20 — FIRST BANCORP (Holding Company Only) Financial Information
          The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2008 and December 31, 2007 and the results of its operations for the quarters and six-month periods ended June 30, 2008 and 2007.

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Assets

Cash and due from banks	$26,888	$43,519
Money market investments	40,250	46,293
Investment securities available for sale, at market:
Mortgage-backed securities	—	41,234
Equity investments	1,647	2,117
Other investment securities	1,550	1,550
Loans receivable, net	—	2,597
Investment in FirstBank Puerto Rico, at equity	1,422,132	1,457,899
Investment in FirstBank Insurance Agency, at equity	5,982	4,632
Investment in Ponce General Corporation, at equity	109,994	106,120
Investment in PR Finance, at equity	2,678	2,979
Accrued interest receivable	—	376
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	16,590	1,503

Total assets	$1,634,670	$1,717,778

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,865	$282,567
Accounts payable and other liabilities	1,112	13,565

Total liabilities	232,977	296,132

Stockholders’ equity	1,401,693	1,421,646

Total liabilities and stockholders’ equity	$1,634,670	$1,717,778

	Quarter Ended		Six-month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income:
Interest income on investment securities	$57	$852	$790	$1,435
Interest income on other investments	204	6	733	17
Interest income on loans	—	89	—	462
Dividend from FirstBank Puerto Rico	30,001	20,963	41,872	22,991
Dividend from other subsidiaries	—	—	2,500	1,000
Other income	93	141	213	279

	30,355	22,051	46,108	26,184

Expense:
Notes payable and other borrowings	3,126	4,670	7,389	9,340
Interest on funding to subsidiaries	—	843	550	1,708
(Recovery) Provision for loan losses	—	—	(1,398)	1,320
Other operating expenses	563	640	1,034	1,634

	3,689	6,153	7,575	14,002

Net loss on investments and impairments	(489)	(1,437)	(489)	(3,595)

Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	—	(1,207)

Income before income taxes and equity in undistributed earnings of subsidiaries	26,177	14,461	38,044	7,380

Income tax (provision) benefit	(1)	1,212	(546)	2,501

Equity in undistributed earnings of subsidiaries	6,818	8,122	29,085	36,746

Net income	$32,994	$23,795	$66,583	$46,627

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended		Six-month period ended
	June 30,		June 30,
	2008	2007	2008	2007
Condensed Income Statements:
Total interest income	$276,608	$305,871	$555,695	$604,456
Total interest expense	142,002	188,656	296,631	369,806
Net interest income	134,606	117,215	259,064	234,650
Provision for loan and lease losses	41,323	24,628	87,116	49,542
Non-interest income	12,002	10,903	41,382	26,725
Non-interest expenses	81,763	73,454	163,950	152,818
Income before income taxes	23,522	30,036	49,380	59,015
Income tax benefit (provision)	9,472	(6,241)	17,203	(12,388)
Net income	32,994	23,795	66,583	46,627
Net income attributable to common stockholders	22,925	13,726	46,445	26,489
Per Common Share Results:
Net income per share basic	$0.25	$0.16	$0.50	$0.32
Net income per share diluted	$0.25	$0.16	$0.50	$0.32
Cash dividends declared	$0.07	$0.07	$0.14	$0.14
Average shares outstanding	92,505	83,254	92,505	83,254
Average shares outstanding diluted	92,708	83,876	92,650	83,757
Book value per common share	$9.21	$9.08	$9.21	$9.08
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.72	0.56	0.74	0.54
Interest Rate Spread (1)	2.92	2.34	2.78	2.35
Net Interest Margin (1)	3.28	2.88	3.19	2.91
Return on Average Total Equity	9.16	7.16	9.26	7.45
Return on Average Common Equity	10.29	7.05	10.46	7.55
Average Total Equity to Average Total Assets	7.91	7.76	8.04	7.31
Dividend payout ratio	28.25	42.46	27.88	44.00
Efficiency ratio (2)	55.77	57.33	54.57	58.47
Asset Quality:
Allowance for loan and lease losses to loans receivable	1.82	1.47	1.82	1.47
Net charge-offs (annualized) to average loans	0.97	0.75	0.91	0.77
Provision for loan and lease losses to net charge-offs	139.86	117.06	158.36	115.67
Non-performing assets to total assets	2.65	1.91	2.65	1.91
Non-accruing loans to total loans receivable	3.67	2.81	3.67	2.81
Allowance to total non-accruing loans	49.56	52.29	49.56	52.29
Allowance to total non-accruing loans, excluding residential real estate loans	101.85	98.45	101.85	98.45

Other Information:
Common Stock Price: End of period	$6.34	$10.99	$6.34	$10.99

	As of	As of
	June 30,	December 31,
	2008	2007
Balance Sheet Data:
Loans and loans held for sale	$12,250,045	$11,799,746
Allowance for loan and lease losses	222,272	190,168
Money market and investment securities	6,086,338	4,811,413
Total assets	18,828,786	17,186,931
Deposits	11,527,784	11,034,521
Borrowings	5,719,399	4,460,006
Total common equity	851,593	871,546
Total equity	1,401,693	1,421,646

1-	On a tax equivalent basis (see “Net Interest Income” discussion below).

2-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

OVERVIEW OF RESULTS OF OPERATIONS
             This discussion and analysis relates to the accompanying consolidated interim unaudited financial statements of First BanCorp and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
             First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly insurance income and service charges and fees on loans and deposits), the results of its hedging activities, gains (losses) on investments, gains (losses) on sale of loans, and income taxes.
          Net income for the quarter ended June 30, 2008 amounted to $33.0 million or $0.25 per diluted common share, compared to $23.8 million or $0.16 per diluted common share for the quarter ended June 30, 2007. The Corporation’s financial performance for the second quarter of 2008, as compared to the second quarter of 2007, was principally impacted by the following factors: (1) an increase of $17.4 million in net interest income due to a decrease in the average cost of funds resulting from lower short-term interest rates coupled with changes in the mix and volume of the Corporation’s balance sheet, and (2) an income tax benefit of $9.5 million recorded for the second quarter, compared to an income tax expense of $6.2 million for the same period a year ago, mainly in connection to the reversal of $10.6 million of Unrecognized Tax Benefits (“UTBs”) for positions taken on income tax returns recorded under the provisions of Financial Interpretation No. (“FIN”) 48. These factors were partially offset by an increase of $16.7 million in the provision for loan and lease losses due to additional reserves allocated to certain impaired commercial and construction loans as well as increases to the reserve factors for potential losses inherent in the loan portfolio associated with weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector and the overall increase in the volume of the portfolio.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended June 30, 2008 included the following:
•	Net interest income for the quarter ended June 30, 2008 was $134.6 million, compared to $117.2 million for the same period in 2007. The net interest spread and margin, on an adjusted tax equivalent basis, for the quarter ended June 30, 2008 were 2.92% and 3.28%, respectively, compared to 2.34% and 2.88%, respectively, for the same period in 2007. The increase in net interest income, spread and margin was mainly associated with a decrease in the average cost of funds resulting from lower short-term interest rates and changes in the mix and volume of the Corporation’s balance sheet. The current interest rate scenario has allowed the Corporation to replace brokered certificates of deposit (“CDs”) that matured or were called during 2008 with lower rates brokered CDs that are not hedged with interest rate swaps and, to a lesser extent, with other low cost borrowings such as Federal Home Loan Bank (FHLB) advances. Most of the brokered CDs called in 2008 were hedged with interest rate swaps. By reducing the exposure to swapped-to-floating interest rate swaps that hedge brokered CDs, the Corporation locked-in interest rates for longer periods, thus reducing interest rate risk.

Furthermore, given market opportunities, the Corporation increased the volume of earning assets through the purchased, during the second quarter of 2008, of approximately $2.2 billion in U.S. government agency mortgage-backed securities (“MBS”) at an average yield of 5.50%, which is significantly higher than the cost of borrowings required to finance the purchase of such assets; thus contributing to a higher net interest income. Average earning assets for the second quarter of 2008 increased by approximately $1.1 billion as compared to the same period in 2007. Refer to the “Net Interest Income” discussion below for additional information.
•	For the second quarter of 2008, the Corporation’s provision for loan and lease losses amounted to $41.3 million, compared to $24.6 million for the same period in 2007. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2008 was primarily due to additional reserves allocated to certain impaired commercial and construction loans as well as increases to the reserve factors for potential losses inherent in the loan portfolio associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. Additional specific reserves recorded during the second quarter of 2008 for new loans classified as impaired amounted to approximately $17.7 million. The growth of the Corporation’s residential and commercial mortgage loan portfolio also contributed to the increase in the provision for loan and lease losses.

•	For the quarter ended June 30, 2008, the Corporation’s non-interest income amounted to $12.0 million, compared to $10.9 million for the quarter ended June 30, 2008. The increase in non-interest income was due to a combination of factors, including lower other-than-temporary impairment charges on equity securities, an increase in point of sale (POS) and ATM interchange fee income, and a recovery in value of servicing rights. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the second quarter of 2008 amounted to $81.8 million, compared to $73.5 million for the same period in 2007. The increase in non-interest expenses for 2008 was mainly due to an increase of approximately $2.9 million in foreclosure-related expenses, mainly maintenance, insurance, repairs and legal expenses for foreclosed properties in the Miami Agency, an increase of $2.0 million in connection with the new assessment system adopted by the FDIC effective in 2007, an increase of $1.6 million in employees’ compensation and benefit expenses due to higher average compensation and related benefits and a $1.0 million increase in occupancy and equipment expenses to support the expansion of the Corporation’s operations. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the second quarter of 2008, the Corporation’s income tax benefit amounted to $9.5 million, compared to an income tax expense of $6.2 million for the same period in 2007. The positive fluctuation on the financial results was mainly due to the reversal of $10.6 million of UTBs for positions taken on income tax returns recorded under the provision of FIN 48 because of the lapse of the statute of limitations. Also, higher deferred tax benefits were recorded in connection with a higher provision for loan and lease losses and the current income tax provision was lower, excluding the reversal of the FIN 48 contingency, due to lower taxable income.
•	Total assets as of June 30, 2008 amounted to $18.8 billion, an increase of $1.6 billion compared to total assets as of December 31, 2007. The increase in total assets is mainly attributed to the increase in the Corporation’s portfolio of investment securities caused by the purchase of approximately $3.2 billion of MBS during the first six months of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and mitigate the impact of $1.2 billion of U.S. Agency debentures called by counterparties. Also, the increase in total assets, as compared to the balance as of December 31, 2007, was related to the increase in loan portfolio of $450.3 million (before the allowance for loan and lease losses) driven by new originations.

•	As of June 30, 2008, total liabilities amounted to $17.4 billion, an increase of approximately $1.6 billion as compared to $15.8 billion as of December 31, 2007. The increase in total liabilities was mainly attributed to a higher volume of securities sold under repurchase agreements aligned with the increase in MBS. In addition, total liabilities increased due to a higher volume of deposits, an increase of $493.3 million compared to the balance as of December 31, 2007. Other sources of funding, including FHLB advances increased by $357.0 million, as compared to December 31, 2007, reflecting the use of alternative sources to replace brokered CDs that matured or were called and to finance lending activities.

•	Total loan production for the quarter ended June 30, 2008 was $1.0 billion, compared to $932.8 million for the comparable period in 2007. The increase in loan production during 2008, as compared to the second quarter of 2007, was mainly due to increases in commercial and residential real estate mortgage loan originations of $141.2 million and $54.2 million, respectively. Among other things, residential mortgage loan originations in Puerto Rico were favorably affected by recent legislation approved by the Puerto Rico Government (Act 197) which provides credits when individuals purchase certain new or existing homes. Loan originations of the Corporation covered by Act 197 amounted to approximately $31.3 million for the second quarter of 2008. The increase in commercial and residential mortgage loan originations was partially offset by a lower loan production of consumer loans, which was negatively impacted by worsening economic conditions in Puerto Rico.

•	Total non-performing loans as of June 30, 2008 amounted to $448.5 million compared to $413.1 million as of December 31, 2007. The increase in non-performing loans was mainly related to the commercial loan portfolio (other than construction loans) and the residential mortgage loan portfolio, which increased by $53.7 million and $21.2 million, respectively, partially offset by lower construction and consumer loans in non-accrual status. The increase in non-accruing commercial loans is related to continuing adverse economic conditions in Puerto Rico that caused the classification as non-accrual during the first half of 2008 of several commercial loans originated in Puerto Rico, mainly secured by land and real estate properties, including $24.6 million of new commercial loans identified as impaired during 2008. Also, there was a classification as non-accrual during the second quarter of 2008 of a participation in a syndicated commercial loan in the U.S. Virgin Islands with a carrying value of $13.0 million as of June 30, 2008, net of a $9.1 million charge-off recorded in the second quarter of 2008. The charge-off was lower than the reserve amount of $11.9 million provided for during the first quarter of 2008, as the loss in this relationship will be lower than originally estimated given recent negotiations for the settlement of the loan.

The decrease in non-accruing construction loans was principally related to the sale of one of the impaired loans in an impaired relationship in the Miami Agency. This relationship was originally identified as impaired during the second quarter of 2007 as reported in previous periodic filings of the Corporation. The loan’s carrying amount was $21.8 million (net of an impairment of $2.4 million) and was sold for $22.5 million. Also, during the 2008, the Corporation added approximately $18.6 million to its other real estate owned (OREO) portfolio, as a result of collateral repossessed in settlement of two other loans in this impaired relationship. As of June 30, 2008, and as a result of the transactions completed during the fourth quarter of 2007 and first half of 2008, there were no outstanding loans associated with this relationship in the Miami Agency. The reduction to $18.6 million held in the OREO portfolio, net of charge-offs of $4.2 million, is a significant decrease in the balance of this impaired relationship from the $60.5 million balance when it was identified as impaired during the first half of 2007. As of the date of the filing of this Form 10-Q, the Corporation has identified interested purchasers for the two foreclosed properties. However, the Corporation cannot predict whether the properties will be ultimately sold to these parties.
The decrease in non-accruing consumer loans resulted from successful collection efforts and net charge-offs of approximately $13.4 million and $27.3 million for the second quarter and first half of 2008, respectively. Consumer loans delinquencies have shown signs of improvement, particularly in the auto loan portfolio, and the net charge offs to average loans ratio on the consumer portfolio (including finance leases) improved during the quarter to 3.02% from 3.20% for the first quarter of 2008.
Although the balance of non-accruing residential mortgage loans increased by $21.2 million due to adverse economic conditions in Puerto Rico, as compared to the balance as of December 31, 2007, this portfolio has remained stable since the end of the first quarter of 2008 due to improved collection efforts and, to some extent, the impact of loans modified through the loan loss mitigation program that were returned to accruing status as borrowers have made consistent payments over a sustained period. Refer to “Risk Management — Non-accruing and Non-performing Assets” section below for additional information.

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
      The Corporation’s critical accounting policies are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2007 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2007.
Net Interest Income
          Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2008 was $134.6 million and $259.1 million, respectively, compared to $117.2 million and $234.7 million, respectively, for the comparable periods in 2007. On an adjusted tax equivalent basis, excluding the changes in the fair value of derivative instruments and unrealized gains and losses on SFAS 159 liabilities, net interest income for the quarter and six-month period ended June 30, 2008 was $144.5 million and $275.8 million, respectively, compared to $119.5 million and $241.3 million, respectively, for the same periods in 2007.
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
          The net interest income is computed on an adjusted tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to discussions below) and excluding: (1) the change in the fair value of derivative instruments and (2) unrealized gains or losses on SFAS 159 liabilities.

Part I

	Average volume		Interest income (1) / expense		Average rate (1)
Quarter ended June 30,	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Interest-earning assets:
Money market investments	$374,559	$424,877	$1,813	$5,288	1.95%	4.99%
Government obligations (2)	1,303,468	2,634,794	20,566	39,139	6.35%	5.96%
Mortgage-backed securities	3,806,115	2,340,279	58,034	29,295	6.13%	5.02%
Corporate bonds	6,103	6,964	141	143	9.29%	8.24%
FHLB stock	66,703	44,099	1,140	748	6.87%	6.80%
Equity securities	4,183	8,515	—	2	0.00%	0.09%

Total investments (3)	5,561,131	5,459,528	81,694	74,615	5.91%	5.48%

Residential real estate loans	3,308,950	2,877,844	54,239	46,847	6.59%	6.53%
Construction loans	1,475,995	1,447,779	20,745	31,403	5.65%	8.70%
Commercial loans	5,379,906	4,740,338	73,461	90,738	5.49%	7.68%
Finance leases	376,007	381,609	8,108	8,342	8.67%	8.77%
Consumer loans	1,613,563	1,737,817	46,479	50,794	11.59%	11.72%

Total loans (4) (5)	12,154,421	11,185,387	203,032	228,124	6.72%	8.18%

Total interest-earning assets	$17,715,552	$16,644,915	$284,726	$302,739	6.46%	7.30%

Interest-bearing liabilities:
Interest-bearing deposits	$11,045,132	$10,503,431	$98,295	$127,804	3.58%	4.88%
Other borrowed funds	3,724,955	3,648,460	32,351	46,449	3.49%	5.11%
FHLB advances	1,151,861	675,530	9,572	9,001	3.34%	5.34%

Total interest-bearing liabilities (6)	$15,921,948	$14,827,421	$140,218	$183,254	3.54%	4.96%

Net interest income			$144,508	$119,485

Interest rate spread					2.92%	2.34%
Net interest margin					3.28%	2.88%

	Average volume		Interest income (1) / expense		Average rate (1)
Six-Month Period Ended June 30,	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Interest-earning assets:
Money market investments	$402,774	$416,244	$5,072	$10,666	2.53%	5.17%
Government obligations (2)	1,786,011	2,681,953	57,711	79,480	6.50%	5.94%
Mortgage-backed securities	3,102,385	2,361,926	92,025	59,268	5.97%	5.06%
Corporate bonds	6,185	6,983	282	288	9.17%	8.27%
FHLB stock	64,274	42,817	2,261	1,202	7.07%	5.66%
Equity securities	4,186	10,368	11	3	0.53%	0.06%

Total investments (3)	5,365,815	5,520,291	157,362	150,907	5.90%	5.51%

Residential real estate loans	3,249,913	2,840,729	105,959	92,368	6.56%	6.56%
Construction loans	1,474,252	1,466,238	44,465	63,216	6.07%	8.69%
Commercial loans	5,301,551	4,755,577	158,901	180,703	6.03%	7.66%
Finance leases	377,004	375,825	16,396	16,579	8.75%	8.90%
Consumer loans	1,633,598	1,755,532	94,535	102,480	11.64%	11.77%

Total loans (4) (5)	12,036,318	11,193,901	420,256	455,346	7.02%	8.20%

Total interest-earning assets	$17,402,133	$16,714,192	$577,618	$606,253	6.67%	7.31%

Interest-bearing liabilities:
Interest-bearing deposits	$10,779,267	$10,462,227	$210,271	$252,312	3.92%	4.86%
Other borrowed funds	3,697,892	3,742,210	70,845	95,470	3.85%	5.14%
FHLB advances	1,109,465	646,242	20,720	17,198	3.76%	5.37%

Total interest-bearing liabilities (6)	$15,586,624	$14,850,679	$301,836	$364,980	3.89%	4.96%

Net interest income			$275,782	$241,273

Interest rate spread					2.78%	2.35%
Net interest margin					3.19%	2.91%

(1)	On an adjusted tax equivalent basis. The adjusted tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less Puerto Rico statutory tax rate of 39%) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative and unrealized gains or losses on SFAS 159 liabilities are excluded from interest income and interest expense for average rate calculation purposes because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans, on which interest income is recognized when collected.

(5)	Interest income on loans includes $2.9 million and $2.4 million for the second quarter of 2008 and 2007, respectively, and $5.4 million and $5.9 million for the six-month period ended June 30, 2008 and 2007, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.

Part II

		Quarter ended June 30,			Six-month period ended June 30,
		2008 compared to 2007			2008 compared to 2007
		Increase (decrease)			Increase (decrease)
		Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income on interest-earning assets:
Money market investments	$(565)	$(2,910)	$(3,475)	$(334)	$(5,260)	$(5,594)
Government obligations	(20,470)	1,897	(18,573)	(28,387)	6,618	(21,769)
Mortgage-backed securities	21,234	7,505	28,739	20,858	11,899	32,757
Corporate bonds	(20)	18	(2)	(36)	30	(6)
FHLB stock	384	8	392	707	352	1,059
Equity securities	(1)	(1)	(2)	(10)	18	8

Total investments	562	6,517	7,079	(7,202)	13,657	6,455

Residential real estate loans	6,941	451	7,392	13,506	85	13,591
Construction loans	493	(11,151)	(10,658)	435	(19,186)	(18,751)
Commercial loans	10,452	(27,729)	(17,277)	18,999	(40,801)	(21,802)
Finance leases	(136)	(98)	(234)	76	(259)	(183)
Consumer loans	(3,704)	(611)	(4,315)	(6,823)	(1,122)	(7,945)

Total loans	14,046	(39,138)	(25,092)	26,193	(61,283)	(35,090)

Total interest income	14,608	(32,621)	(18,013)	18,991	(47,626)	(28,635)

Interest expense on interest-bearing liabilities:
Interest-bearing deposits	5,635	(35,144)	(29,509)	7,432	(49,473)	(42,041)
Other borrowed funds	797	(14,895)	(14,098)	(1,109)	(23,516)	(24,625)
FHLB advances	5,159	(4,588)	571	10,580	(7,058)	3,522

Total interest expense	11,591	(54,627)	(43,036)	16,903	(80,047)	(63,144)

Change in net interest income	$3,017	$22,006	$25,023	$2,088	$32,421	$34,509

          A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate of 39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by the Puerto Rico tax law.
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

          The following table reconciles interest income on an adjusted tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2008	2007	2008	2007
Interest income on interest-earning assets on a tax equivalent basis	$284,726	$302,740	$577,618	$606,254
Less: tax equivalent adjustments	(13,761)	(3,436)	(22,843)	(7,424)
Plus: net unrealized gain on derivatives	5,643	6,567	920	5,626

Total interest income	$276,608	$305,871	$555,695	$604,456

          The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2008	2007	2008	2007
Unrealized gain on derivatives (economic undesignated hedges):
Interest rate caps	$3,095	$5,049	$880	$4,348
Interest rate swaps on loans	2,548	1,518	40	1,278

Net unrealized gain on derivatives (economic undesignated hedges)	$5,643	$6,567	$920	$5,626

          The following table summarizes the components of interest expense for the quarter and six-month periods ended June 30, 2008 and 2007. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives and unrealized gains or losses on SFAS 159 liabilities.

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2008	2007	2008	2007
Interest expense on interest-bearing liabilities	$148,867	$177,147	$314,704	$352,868
Net interest (realized) incurred on interest rate swaps	(12,905)	3,507	(19,947)	7,347
Amortization of placement fees on brokered CDs	4,256	2,114	7,079	4,258
Amortization of placement fees on medium-term notes	—	486	—	507

Interest expense excluding net unrealized loss (gain) on derivatives (economic undesignated hedges), net unrealized (gain) loss on SFAS 159 liabilities and accretion of basis adjustment	140,218	183,254	301,836	364,980
Net unrealized loss (gain) on derivatives (economic undesignated hedges) and SFAS 159 liabilities	1,784	7,348	(5,205)	6,887
Accretion of basis adjustment	—	(1,946)	—	(2,061)

Total interest expense	$142,002	$188,656	$296,631	$369,806

          The following table summarizes the components of the net unrealized gains and losses on derivatives (economic undesignated hedges) and net unrealized gains and losses on SFAS 159 liabilities which are included in interest expense.

	Quarter ended June 30,		Six month period ended June 30,
(In thousands)	2008	2007	2008	2007
Unrealized loss (gain) on derivatives (economic undesignated hedges):
Interest rate swaps and other derivatives on brokered CDs	$29,934	$81,685	$(25,402)	$62,058
Interest rate swaps and other derivatives on medium-term notes	314	1,522	1	1,357

Net unrealized loss (gain) on derivatives (economic undesignated hedges)	$30,248	$83,207	$(25,401)	$63,415

Unrealized (gain) loss on SFAS 159 liabilities:
Unrealized (gain) loss on brokered CDs	(28,462)	(75,607)	21,095	(56,398)
Unrealized gain on medium-term notes	(2)	(252)	(899)	(130)

Net unrealized (gain) loss on SFAS 159 liabilities	$(28,464)	$(75,859)	$20,196	$(56,528)

Net unrealized loss (gain) on derivatives (economic undesignated hedges) and SFAS 159 liabilities	$1,784	$7,348	$(5,205)	$6,887

The following table summarizes the components of the accretion of basis adjustment which are included in interest expense for 2007:

	Quarter ended June 30,		Six month period ended June 30,
(In thousands)	2008	2007	2008	2007
Accretion of basis adjustment:
Interest rate swaps on medium-term notes	$—	$(1,946)	$—	$(2,061)

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
          Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate swaps, that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans).
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

          Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payments on its brokered CDs and medium-term notes to variable payments (receive fixed/pay floating). Refer to Note 8 “Derivative Instruments and Hedging Activities” of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the values of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
          Net interest income increased 15% to $134.6 million for the second quarter of 2008 from $117.2 million in the second quarter of 2007 and by 10% to $259.1 million for the first six months of 2008 from $234.7 million in the first half of 2007. First BanCorp’s net interest spread and margin, on an adjusted tax equivalent basis, for the quarter and six-month period ended June 30, 2008 were 2.92% and 3.28% and 2.78% and 3.19%, respectively, compared to 2.34% and 2.88% and 2.35% and 2.91%, respectively, for the same periods in 2007. The increase in net interest income, spread and margin reflects the effect of both changes in interest rates and changes in the mix and volume of the Corporation’s balance sheet. The average rate paid by the Corporation on its interest-bearing liabilities decreased by 142 and 107 basis points during the second quarter and first half of 2008 when compared to same periods in 2007, mainly due to the decrease in short-term rates and its effect in the mix of borrowings. The decrease in short-term interest rates resulted in the call by counterparties of approximately $1.4 billion of interest rate swaps used by the Corporation to convert fixed-rate brokered CDs to a floating rate, during the second quarter of 2008 ($2.4 billion for the first half of 2008). Following the cancellation of these swaps, the Corporation exercised its call option on approximately $1.3 billion swapped-to-floating brokered CDs ($2.4 billion for the first half of 2008). The current interest rate scenario has allowed the Corporation to replace brokered CDs that matured or were called with brokered CDs that are not hedged with interest rate swaps and has lower rates than the brokered CDs that were hedged with interest rate swaps and, to a lesser extent, with other lower cost borrowings such as FHLB advances. This has reduced the overall cost of funding. By reducing the exposure to swapped-to-floating interest rate swaps that hedged brokered CDs, the Corporation locked-in interest rates for longer periods, thus reducing interest rate risk.
          The drop in rates in the long end of the yield curve adversely affected interest income due to the early redemption through call exercises in the second quarter of 2008 of approximately $1.1 billion of U.S. Agency debentures with an average yield of 5.87% ($1.2 billion for the first half of 2008 with an average yield of 5.88%). In spite of this, and given market opportunities, the Corporation bought U.S. government sponsored agency MBS amounting to $2.2 billion at an average yield of 5.50% during the second quarter of 2008 ($3.2 billion at an average yield of 5.44% for the first half of 2008) which is significantly higher than the cost of borrowings used to finance the purchase of such assets. The increase in the volume of the investment portfolio also contributed to a higher net interest income during the first half of 2008 as reflected in the increase on the weighted-average yield of investment securities of 43 and 39 basis points during the second quarter and first half of 2008, respectively, compared to the same periods in 2007. Average earning assets increased by approximately $1.1 billion for the second quarter of 2008, as compared to the same period in 2007 and by $687.9 million for the first half of 2008,as compared to the same period a year ago.
          Also, a lower overall average cost of funds is related to the repricing of borrowings as reflected to some extent by net interest settlement income of approximately $12.9 million and $19.9 million for the second quarter and first half of 2008, respectively, compared to net interest settlement expenses of $3.5 million and $7.3 million, respectively, for the comparable periods in 2007. Meanwhile, net interest income was adversely affected by lower yields in the loan portfolio attributed to the re-pricing of variable rate commercial and construction loans tied to short-term indexes, the increase in the balance of non-performing loans, and market disruptions in the U.S. mainland which have increased the spread between the interest rates on Brokered CDs and LIBOR/swap rates and have kept the Corporation from capturing the full benefit of the decrease in interest rates in the wholesale funding source.
          As shown on the tables above, the results of operations for the second quarter and first half of 2008 and 2007 were impacted by changes in the valuation of derivative instruments that economically hedge the Corporation’s brokered CDs and medium-term notes and unrealized gains and losses on SFAS 159 liabilities. The change in the valuation of derivative instruments, net unrealized gains and losses on SFAS 159 liabilities and the basis adjustment (for 2007 results) recorded as part of net interest income resulted in a net gain of $3.9 million and $6.1 million for the second quarter and first half of 2008, respectively, compared to a net gain of $1.2 million and $0.8 million, respectively, for the comparable periods in 2007. The results for 2008 include a net gain of $4.0 million for the second quarter and of $4.4 million for the first half, resulting from the reversal of the cumulative mark-to-market valuation of swaps and brokered CDs called. During the first half of 2008, approximately $2.4 billion of interest rate swaps were cancelled by the counterparties, mainly due to lower 3-month LIBOR and the Corporation, following the swaps cancellation, exercised its call option on approximately $2.4 billion swapped to floating brokered CDs.
          On an adjusted tax equivalent basis, net interest income, excluding the changes in the fair value of derivative instruments and unrealized gains and losses on SFAS 159 liabilities, increased by $25.0 million, or 21%, and $34.5 million, or 14%, for the second quarter and first half of 2008, respectively, compared to the same periods in 2007. The increase in the adjusted tax equivalent net interest income was principally due to an increase in tax-equivalent adjustments and the above mentioned discussions about declining interest rates and changes in the mix and volume of the Corporation’s balance sheet. The adjusted tax equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. For the second quarter and first half of 2008, tax-equivalent adjustments amounted to $13.8 million and $22.8 million, respectively, compared to $3.4 million and $7.4 million, respectively, for the comparable periods in 2007. The increase in tax-equivalent adjustments was mainly related to increases in the interest rate spread on tax-exempt assets due to the declines in short-term interest rates.
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
          For the quarter and six-month period ended on June 30, 2008, the Corporation provided $41.3 million and $87.1 million, respectively, for loan and lease losses, as compared to $24.6 million and $49.5 million, respectively, for the same periods in 2007.

          Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     First BanCorp’s provision for loan and lease losses for the quarter and six-month period ended June 30, 2008 increased by $16.7 million, or 68%, and by $37.6 million, or 76%, respectively, compared to the same period in 2007. The increase in the provision for the 2008 periods was primarily due to additional reserves allocated to certain impaired commercial and construction loans as well as increases to the reserve factors for potential losses inherent in the loans portfolio associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. Increases to reserve factors due to economic conditions in Puerto Rico include higher provisions for the residential mortgage loan portfolio. Puerto Rico’s economy continued in a recession caused by, among other things, higher utilities prices, higher taxes, government budgetary imbalances and higher oil prices. The increase in non-accruing loans coupled with the growth of the Corporation’s commercial and residential mortgage loans portfolio also contributed to the increase in the provision for loan and lease losses.
     The Corporation identified in the first half of 2008 several commercial and construction loans amounting to $239.6 million that it determined should be classified as impaired, of which $188.6 million had a specific reserve of $27.4 million. Refer to the discussion under “Credit Risk Management” below for additional information regarding the composition of impaired loans.
     The increase in the provision for 2008 periods, as compared to 2007, also reflects higher reserve factors for the Miami Agency construction loan portfolio since the second half of 2007.
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
          Refer to the discussion under “Credit Risk Management” below for additional information concerning the economy in geographic areas where the Corporation does business and the Corporation’s outlook for the performance of its loan portfolio.

Non-Interest Income

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Other service charges on loans	$1,418	$2,418	$2,731	$4,209
Service charges on deposit accounts	3,191	3,185	6,555	6,376
Mortgage banking activities	804	351	1,123	1,113
Rental income	579	669	1,122	1,333
Insurance income	2,551	2,625	5,279	5,574
Other operating income	4,138	3,091	9,058	6,399

Non-interest income before net (loss) gain on investments, net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution and gain on sale of credit card portfolio	12,681	12,339	25,868	25,004

Gain on VISA shares	—	—	9,342	—
Net (loss) gain on sale of investments	(190)	—	6,661	(732)
Impairment on investments	(489)	(1,436)	(489)	(2,863)

Net (loss) gain on investments	(679)	(1,436)	15,514	(3,595)
Gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	—	—	2,497
Gain on sale of credit card portfolio	—	—	—	2,819

Total	$12,002	$10,903	$41,382	$26,725

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
          Income from mortgage banking activities includes gains on sales of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.
          Rental income represents income generated by the Corporation’s subsidiary, First Leasing and Rental Corporation, on the rental of various types of motor vehicles.
          Insurance income consists of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the U.S. Virgin Islands, FirstBank Insurance V.I., Inc. These subsidiaries offer a wide variety of insurance business.
          The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (POS) interchange fees and check and cash management fees.

          The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as other-than-temporary impairment charges on the Corporation’s investment portfolio.
          Non-interest income increased 10% to $12.0 million for the second quarter of 2008 from $10.9 million for the same period a year ago. This is due to a combination of factors, including lower other-than-temporary impairment charges on equity securities, an increase in POS and ATM interchange fee income and a recovery in value of servicing rights. For the second quarter of 2008, other-than-temporary impairment charges on investment securities amounted to $0.5 million, compared to a $1.4 million charge recorded for the same period a year ago. POS and ATM interchange fee income increased by approximately $0.7 million, based on a change in the calculation of interchange fees charged between financial institutions in Puerto Rico from the fixed fee calculation to a percentage of the sale amount since the second half of 2007. Recent increases in long-term rates and lower prepayment rates caused a recovery of $0.7 million in the value of servicing rights for the second quarter of 2008, as compared to $0.1 million for the comparable period a year ago. The above mentioned factors were partially offset by a decrease of $1.0 million in fees and service charges on loans primarily related to certain non-recurrent transactions recorded during the second quarter of last year including income of $0.5 million related to syndication fees on a commercial loan and fees of approximately $0.6 million in connection with a credit card portfolio interim servicing agreement. This interim servicing agreement was related to a credit card portfolio sold by the Corporation early in 2007.
          First BanCorp’s non-interest income for the first half of 2008 amounted to $41.4 million, compared to $26.7 million for the same period in 2007. Aside from the items mentioned above, the increase in non-interest income was mainly attributable to a one-time gain of $9.3 million on the sale of part of the Corporation’s investment in VISA, Inc. in connection with VISA’s initial public offering, coupled with a realized gain of $6.9 million on the sale of approximately $242 million of 5.5% FNMA fixed-rate MBS during the first quarter of 2008. Also, on a comparative basis to the first half of 2007, non-interest income was favorably affected by the lower other-than-temporary impairment charges on investment securities which decreased to $0.5 million for the first half of 2008 compared to an impairment charge of $2.9 million recorded in the first half of 2007. The impact of these transactions is partially offset, when compared to the first quarter of 2007, by the recognition during the first quarter of 2007 of gains of $2.8 million on the sale of a credit card portfolio and of $2.5 million on the partial extinguishment and recharacterization of a secured commercial loan to a local financial institution.

Non-Interest Expenses
          The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Employees’ compensation and benefits	$34,994	$33,352	$71,320	$69,724
Occupancy and equipment	15,541	14,496	30,520	28,878
Deposit insurance premium	2,345	328	4,691	684
Other taxes, insurance and supervisory fees	5,588	5,124	11,252	10,041
Professional fees — recurring	3,620	3,343	8,180	6,745
Professional fees — non-recurring	1,299	2,265	1,798	5,260
Servicing and processing fees	2,381	1,656	4,969	3,375
Business promotion	4,802	4,864	9,067	9,794
Communications	2,250	2,169	4,523	4,397
Foreclosure-related expenses	3,172	266	6,428	541
Other	5,771	5,591	11,202	13,379

Total	$81,763	$73,454	$163,950	$152,818

          Non-interest expenses increased 11% to $81.8 million for the second quarter of 2008 from $73.5 million for the same period a year ago and by 7% to $164.0 million for the first half of 2008 from $152.9 million for the first half of 2007. Expenses increased primarily due to higher foreclosure-related expenses, deposit insurance premium payments, employees’ compensation and benefits and occupancy and equipment expenses partially, offset by a decrease in professional fees and in other operating expenses.
          Foreclosure-related expenses increased by approximately $2.9 million and $5.9 million for the second quarter and first half of 2008, respectively, as compared to the same periods a year ago mainly associated with repairs, maintenance, insurance and legal expenses for foreclosed properties in the Miami Agency and includes valuation adjustments and losses on sale of foreclosed properties amounting to approximately $0.7 million for the second quarter of 2008 on certain residential and commercial income properties in Puerto Rico.
          Deposit insurance premium expense increased by $2.0 million and $4.0 million for the second quarter and first half of 2008, respectively, as compared to the same periods a year ago because of the new assessment system adopted by the FDIC effective in 2007. The Corporation used available one-time credits to offset the premium increase during the first and second quarter of 2007.
          Employees’ compensation and benefit expenses increased by $1.6 million for both the second quarter and first half of 2008, as compared to the same periods a year ago, primarily due to a higher average compensation and related fringe benefits, partially offset by a decrease in expenses related to the fair value of stock options granted to employees. During the first quarter of 2007, the Corporation recorded $2.8 million in stock-based compensation expense; no stock options were granted during 2008.
          Occupancy and equipment expenses increased by $1.0 million and $1.6 million for the second quarter and first half of 2008, respectively, as compared to the same periods a year ago primarily due to higher software and leasehold improvements amortization to support the expansion of the Corporation’s operations.

          Professional fees decreased by $0.7 million and $2.0 million during the second quarter and first half of 2008, respectively, as compared to the same periods a year ago. The decrease was primarily attributable to lower legal, accounting and consulting fees due to, among other things, the conclusion of the process to file all required reports under the federal securities laws and the settlement of legal and regulatory matters.
          For the first half of 2008, other expenses decreased by $2.2 million, compared to the first half of 2007. The decrease reflects the impact of approximately $3.3 million in costs associated with capital raising efforts recorded in the first half of 2007.
          Notwithstanding the above mentioned increases in non-interest expenses, the Corporation’s efficiency ratio for the second quarter and first half of 2008 was 55.77% and 54.57%, respectively, compared to 57.33% and 58.47% for the same periods a year ago, as the Corporation has been able to continue the expansion of its operations without incurring substantial additional operating expenses.
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
          For the quarter and six-month period ended June 30, 2008, the Corporation recognized an income tax benefit of $9.5 million and $17.2 million, respectively, compared to an income tax expense of $6.2 million and $12.4 million, respectively, for the same periods in 2007. The positive fluctuation on the financial results was mainly due to two non-recurrent transactions: (i) a reversal of $10.6 million of UTBs during the second quarter of 2008 for positions taken on income tax returns recorded under the provisions of FIN 48, as explained below, and (ii) the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that establishes a multi-year allocation schedule for deductibility of the payment of $74.25 million made by the Corporation during 2007 to settle the securities class action suit. Also, higher deferred tax benefits were recorded in connection with a higher provision for loan and lease losses, and the current income tax provision was lower, excluding the reversal of the FIN 48 contingency, due to lower taxable income.

          During the second quarter of 2008, the Corporation reversed UTBs by approximately $7.1 million and accrued interest of $3.5 million as a result of a lapse of the applicable statute of limitations for taxable year 2003. The Corporation does not anticipate any significant changes to its UTBs within the next 12 months. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the applicable statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.
          As of June 30, 2008, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $6.6 million, compared to a valuation allowance of $4.9 million as of December 31, 2007. As of June 30, 2008, the deferred tax asset, net of the valuation allowance of $6.6 million, amounted to approximately $105.9 million compared to $90.1 million, net of the valuation allowance of $4.9 million as of December 31, 2007.
          For additional information relating to income taxes, see Note 15 in the accompanying notes to the unaudited interim consolidated financial statements.

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
          Total loan production for the quarter and six-month period ended June 30, 2008 was $1.0 billion and $2.1 billion, respectively, compared to $932.8 million and $1.9 billion, respectively, for the comparable periods in 2007. The increase in loan production was mainly due to increases in commercial and residential real estate mortgage loan originations. The increase in commercial and residential mortgage loan originations was partially offset by a lower loan production of consumer loans and finance leases, which was negatively impacted by worsening economic conditions in Puerto Rico.
          The following table details the First BanCorp’s loan production for the periods indicated:

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2008	2007	2008	2007
Residential real estate	$205,542	$151,362	$391,360	$319,701
Commercial and construction	652,884	575,954	1,337,874	1,161,881
Finance leases	28,784	35,973	58,086	83,145
Consumer	140,064	169,473	277,637	342,788

Total loan production	$1,027,274	$932,762	$2,064,957	$1,907,515

          Residential Real Estate Loans
     Residential mortgage loan production for the second quarter and first half of 2008 increased by $54.2 million, or 36%, and $71.7 million, or 22%, respectively, compared to the same periods in 2007. These loans are mainly fully amortizing fixed-rate loans. The residential mortgage loan production was favorably affected by recent legislation approved by the Puerto Rico Government (Act 197) which provides credits to lenders and borrowers when individuals purchase certain new or existing homes.
     The incentives are as follows: (a) for a new constructed home that will constitute the individual’s principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for new constructed homes that will not constitute the individuals principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes, a credit of 10% of the sales price or $10,000, whichever is lower.
     From the homebuyer’s perspective: (1) the individual may benefit from the credit no more than twice; (2) the amount of credit granted will be credited against the principal amount of the mortgage; (3) the individual must acquire the property before December 31, 2008; and (4) for new constructed homes constituting the principal residence and existing homes, the individual must live in it as his or her principal residence for at least three consecutive years. Noncompliance with this requirement will affect only the homebuyer’s credit and not the tax credit granted to the financial institution.

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
          Loan originations of the Corporation covered by Act 197 amounted to approximately $31.3 million and $62.7 million for the second quarter and first half of 2008, respectively. Residential mortgage loan originations increase was also related to higher purchases, which amounted to $57.7 million and $116.9 million for the second quarter and first half of 2008, respectively, compared to $49.7 million and $99.5 million, respectively, for the comparable periods in 2007.
          Residential real estate loans represent 19% of total loans originated and purchased for the first half of 2008. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group focuses on building relationships with realtors by providing resources, office amenities and personnel to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage’s multi-channel strategy has proven to be effective in capturing business.
          Commercial and Construction Loans
          Commercial and construction loan production for the second quarter and first half of 2008 increased by $76.9 million, or 13%, and by $176.0 million, or 15%, compared to the same periods in 2007. The increase in commercial and construction loan production was experienced in both geographic segments, Puerto Rico and Miami. Commercial loans originations in Puerto Rico increased by approximately $226.5 million for the first half of 2008, as compared to the same period in 2007, and in the Miami Agency increased by $61.1 million driven by a commercial loan secured by real estate amounting to $52.5 million to finance the acquisition of a commercial office complex. This was partially offset by lower construction loan originations in the Miami Agency, which decreased by $74.2 million for the first half of 2008, as compared to the first half of 2007 due to the slowdown in the U.S. housing market and the strategic decision by the Corporation to reduce its exposure to condo-conversion loans in the Miami Agency. Also, there was a decrease in construction loan originations in Puerto Rico due to current weakening economic conditions.
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
          Consumer Loans
          Consumer loan originations are principally driven through the Corporation’s retail network. For the second quarter and first half of 2008, consumer loan originations decreased by $29.4 million, or 17%, and by

$65.2 million, or 19%, respectively, compared to the same periods in 2007. The decrease in consumer loan originations was mainly due to adverse economic conditions in Puerto Rico.
          Finance Leases
          For the second quarter and first half of 2008, finance lease originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $7.2 million, or 20%, and by $25.1 million, or 30%, as compared to the same periods in 2007 also affected by adverse economic condition in Puerto Rico.
Assets
     Total assets as of June 30, 2008 amounted to $18.8 billion as compared to $17.2 billion as of December 31, 2007, an increase of $1.6 billion. This is mainly attributable to the increase in the Corporation’s portfolio of MBS resulting from the aforementioned purchase of approximately $3.2 billion during the first half of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and mitigate the impact of $1.2 billion U.S. Agency debentures called by counterparties. Also, the increase in total assets, as compared to the balance as of December 31, 2007, was related to the increase in the loan portfolio of $450.3 million (before allowance for loan and lease losses) driven by new originations.
Loan Portfolio
          The composition of the Corporation’s loan portfolio, including loans held for sale, for the periods indicated is as follows:

	June 30,	December 31,
(In thousands)	2008	2007
Residential real estate loans	$3,393,934	$3,164,421

Commercial loans:
Construction loans	1,467,544	1,454,644
Commercial real estate loans	1,324,509	1,279,251
Commercial loans	3,502,929	3,231,126
Loans to local financial institutions collateralized by real estate mortgages	591,674	624,597

Commercial loans	6,886,656	6,589,618

Finance leases	373,588	378,556

Consumer and other loans	1,595,867	1,667,151

Total loans	$12,250,045	$11,799,746

          As of June 30, 2008, the Corporation’s total loans increased by $450.3 million, when compared with the balance as of December 31, 2007. The increase in the Corporation’s total loans primarily relates to new loans originated, in particular residential real estate and commercial loans.

          Of the total gross loan portfolio of $12.3 billion as of June 30, 2008, approximately 80% has credit risk concentration in Puerto Rico, 12% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin	United
As of June 30, 2008	Rico	Islands	States	Total
	(In thousands)
Residential real estate loans, including loans held for sale	$2,534,253	$461,157	$398,524	$3,393,934

Construction loans (1)	725,778	158,650	583,116	1,467,544
Commercial real estate loans	838,986	61,341	424,182	1,324,509
Commercial loans	3,332,846	136,626	33,457	3,502,929
Loans to local financial institutions collateralized by real estate mortgages	591,674	—	—	591,674

Total commercial loans	5,489,284	356,617	1,040,755	6,886,656

Finance leases	373,588	—	—	373,588

Consumer loans	1,417,815	133,241	44,811	1,595,867

Total loans, gross	$9,814,940	$951,015	$1,484,090	$12,250,045

(1)	United States construction loans include approximately $250.4 million of condo-conversion loans originated by the Miami Agency.
          Residential Real Estate Loans
          As of June 30, 2008, the Corporation’s residential real estate loan portfolio increased by $229.5 million, or 7%, as compared to the balance as of December 31, 2007. The Corporation has diversified its loan portfolio by increasing the concentration of residential real estate loans. More than 90% of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination and purchase of negative amortization loans or adjustable-rate mortgage loans.
          Commercial and Construction Loans
          As of June 30, 2008, the Corporation’s commercial and construction loan portfolio increased by $297.0 million, as compared to the balance as of December 31, 2007. The Corporation has been able to grow its portfolio with new originations from corporate customers as well as commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
          The Corporation’s largest loan concentration of $360.9 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation, as of June 30, 2008. Together with the Corporation’s next larger loan concentration of $230.8 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G Financial”), the Corporation’s total loans granted to these mortgage originators amounted to $591.7 million as of June 30, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). The Corporation has continued working on the reduction of its exposure to both financial institutions.

          The Corporation’s construction lending volume has decreased due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in the Miami Agency and is closely evaluating market conditions and opportunities in Puerto Rico. The composition of the Corporation’s construction loan portfolio as of June 30, 2008 by category and geographic location follows:

	Puerto	Virgin	United
As of June 30, 2008	Rico	Islands	States	Total
	(In thousands)
Loans for residential housing projects:
High-Rise (1)	$158,961	$—	$559	$159,520
Mid-Rise (2)	114,630	3,687	43,412	161,729
Single-Family detach	93,182	2,341	49,406	144,929

Total for residential housing projects	366,773	6,028	93,377	466,178

Construction loans to individual secured by residential properties	16,043	38,760	—	54,803
Condo-conversion loans	—	—	250,375	250,375
Loans for commercial projects	152,788	75,786	33,794	262,368
Bridge and Land loans	162,469	38,677	205,837	406,983
Working Capital	30,603	1	—	30,604

Total before net deferred fees and allowance for loan losses	728,676	159,252	583,383	1,471,311
Net deferred fees	(2,898)	(602)	(267)	(3,767)

Total construction loan portfolio, gross	$725,778	$158,650	$583,116	$1,467,544

(1)	For purposes of the table above, high-rise portfolio is composed of buildings with more than 7 stories. As of June 30, 2008 is mainly composed of two projects that represent approximately 77% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.
(2)	Mid-rise relates to buildings up to 7 stories.
          The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2008:

(In thousands)
Total undisbursed funds under existing commitments	$401,775

Construction loans in non-accrual status	$49,283

Net charge offs — Construction loans (1)	$6,311

Allowance for loan losses — Construction loans	$46,120

Non-performing construction loans to total construction loans	3.36%

Allowance for loan losses — construction loans to total construction loans	3.14%

Net charge-offs (annualized) to total average construction loans (1)	0.86%

(1)	Includes charge-offs of $6.2 million related to the repossession and sale of impaired loans in the Miami Agency
          The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300K	$56,195
$300K-$600k	179,268
Over $600k	131,310

$366,773

          Consumer Loans
          As of June 30, 2008, the Corporation’s consumer loan portfolio decreased by $71.3 million, as compared to the portfolio balance as of December 31, 2007. This is mainly the result of decreases in the Corporation’s auto and personal loan portfolios, which in turn is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first half of 2008. Notwithstanding, the Corporation experienced a decrease in net charge-offs for consumer loans which amounted to $27.3 million for the first half of 2008, as compared to $32.2 million for the same period a year ago.

          Finance Leases
          As of June 30, 2008, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $5.0 million as compared to the portfolio balance as of December 31, 2007. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities
          As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio, other than short-term money market investments, as of June 30, 2008 amounted to $5.9 billion, an increase of $1.3 billion when compared with the investment portfolio as of December 31, 2007. The increase in investment securities was mainly due to the previously discussed purchase of approximately $3.2 billion during the first half of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and mitigate the impact of $1.2 billion U.S. Agency debentures called by counterparties. The Corporation also sold approximately $242 million of MBS in the first quarter of 2008 as a spike and subsequent contraction in the yield spread during the first quarter provided an opportunity to sell the MBS at a gain.
          The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	June 30,	December 31,
(In thousands)	2008	2007
Money market investments	$148,871	$183,136

Investment securities held-to-maturity:
U.S. Government and agencies obligations	967,027	2,365,147
Puerto Rico Government obligations	31,503	31,222
Mortgage-backed securities	795,582	878,714
Corporate bonds	2,000	2,000

	1,796,112	3,277,083

Investment securities available-for-sale:
U.S. Government and agencies obligations	8,315	16,032
Puerto Rico Government obligations	39,039	24,521
Mortgage-backed securities	4,006,823	1,239,169
Corporate bonds	3,406	4,448
Equity securities	1,646	2,116

	4,059,229	1,286,286

Other equity securities	82,126	64,908

Total investments	$6,086,338	$4,811,413

          Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	June 30,	December 31,
(In thousands)	2008	2007
Held-to-maturity
FHLMC certificates	$9,790	$11,274
FNMA certificates	785,792	867,440

	795,582	878,714

Available-for-sale
FHLMC certificates	1,956,343	158,953
GNMA certificates	342,756	44,340
FNMA certificates	1,592,534	902,198
Mortgage pass-through certificates	115,190	133,678

	4,006,823	1,239,169

Total mortgage-backed securities	$4,802,405	$2,117,883

          The carrying values of investment securities classified as available-for-sale and held-to-maturity as of June 30, 2008 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
U.S. Government and agencies obligations
Due within one year	$8,415	1.12
Due after ten years	966,927	5.77

	975,342	5.73

Puerto Rico Government obligations
Due within one year	391	6.63
Due after one year through five years	13,485	4.96
Due after five years through ten years	25,039	5.80
Due after ten years	31,627	5.39

	70,542	5.46

Corporate bonds
Due after five years through ten years	790	7.70
Due after ten years	4,616	7.03

	5,406	7.13

Total	1,051,290	5.72

Mortgage-backed securities	4,802,405	5.28
Equity securities	1,646	—

Total investment securities — available-for-sale and held-to-maturity	$5,855,341	5.36

          Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $1.2 billion of U.S. Agency debentures with an average yield of 5.88% were called during the first half of 2008, however, given market opportunities, the Corporation bought U.S. government sponsored agency MBS amounting to $3.2 billion at an average yield of 5.44% during the first half of 2008, which is significantly higher than the cost of borrowings used to finance the purchase of such assets. As of June 30, 2008, there are still approximately $967 million in U.S. agency debentures with embedded calls. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might affect net interest income in the future. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation.
Sources of Funds
          The Corporation’s principal funding sources are retail brokered CDs, branch-based deposits, institutional deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and FHLB advances.
     As of June 30, 2008, total liabilities amounted to $17.4 billion, an increase of approximately $1.6 billion, as compared to $15.8 billion as of December 31, 2007. The increase in total liabilities was mainly attributed to a higher volume of securities sold under repurchase agreements aligned with the increase in MBS. In addition, total liabilities increased due to a higher volume of deposits, an increase of $493.3 million compared to the balance as of December 31, 2007. The Corporation has been able to attract clients by offering competitive rates and additional interest-bearing products. In terms of core deposit accounts, the Corporation has added more than 44,000 new accounts since the beginning of 2008. Other sources of funding, including FHLB advances increased by $357.0 million, as compared to December 31, 2007, reflecting the use of alternative sources to replace brokered CDs that matured or were called and to finance lending activities.
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

          The following table presents a maturity summary of CDs with denominations of $100,000 or higher, including brokered CDs, as of June 30, 2008. As of June 30, 2008, brokered CDs over $100,000 amounted to $7.1 billion.

(In thousands)	Total
Three months or less	$2,121,983
Over three months to six months	964,747
Over six months to one year	1,865,767
Over one year	3,206,341

Total	$8,158,838

          Despite most of the brokered CDs included in the table above are issued and settled in large block trades with brokers through the Depository Trust Corporation (DTC), these brokered CDs are sold by third-party intermediaries in denominations of $100,000 or less within FDIC insurance limit.
          The Corporation maintains unsecured lines of credit with other banks. As of June 30, 2008, the Corporation’s total unused lines of credit with these banks amounted to $290.0 million. As of June 30, 2008, the Corporation had an available line of credit with the FHLB, guaranteed by mortgage loans pledged to the FHLB in the amount of $203.3 million. Also, there are available approximately $97.0 million through the Federal Reserve discount window program.
          The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts, CDs, and brokered CDs. Refer to “Note 10 — Deposits” in the accompanying notes to the unaudited interim consolidated financial statements for further details. Total deposits amounted to $11.5 billion as of June 30, 2008, compared to $11.0 billion as of December 31, 2007.
          Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2008 and 2007.

Capital
          The Corporation’s stockholders’ equity amounted to $1.4 billion as of June 30, 2008, a decrease of $20.0 million compared to the balance as of December 31, 2007. The decrease in stockholders’ equity as of June 30, 2008 is mainly attributable to net unrealized losses of $53.5 million on the fair value of available for sale securities recorded as part of comprehensive income in connection to recent decreases in MBS prices. Also, dividends declared during the first half of 2008 amounted to $33.1 million. These factors were partially offset by the net income of $66.6 million recorded for the first half of 2008.
          As of June 30, 2008, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, FirstBank Puerto Rico’s and FirstBank Florida’s regulatory capital ratios as of June 30, 2008 and December 31, 2007, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking Subsidiaries
	First		FirstBank	To be well
	BanCorp	FirstBank	Florida	capitalized
As of June 30, 2008

Total capital (Total capital to risk-weighted assets)	13.45%	12.79%	11.69%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.20%	11.54%	10.82%	6.00%
Leverage ratio (1)	8.78%	8.29%	7.97%	5.00%

As of December 31, 2007

Total capital (Total capital to risk-weighted assets)	13.86%	13.23%	10.92%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.61%	11.98%	10.42%	6.00%
Leverage ratio (1)	9.29%	8.85%	7.79%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida.
          The moderate decrease in regulatory capital ratios is mainly related to the increase in the volume of risk-weighted assets driven by the aforementioned purchases of MBS and loan originations.
          For each of the six-month periods ended on June 30, 2008 and 2007, the Corporation declared cash dividends of $0.14 per common share. Total cash dividends paid on common shares amounted to $13.0 million for the first half of 2008 and $11.7 million for the same period in 2007, an increase attributable to the 9.250 million additional shares issued during the third quarter of 2007. Dividends declared on preferred stock amounted to approximately $20.2 million for each of the six-month periods ended on June 30, 2008 and 2007.

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
          As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. As of June 30, 2008, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.7 billion and $100.3 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
          The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2008
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
			(In thousands)
Contractual obligations (1):
Certificates of deposit (2)	$8,968,964	$5,597,645	$1,580,372	$129,694	$1,661,253
Federal funds purchased and securities sold under agreements to repurchase	3,999,590	1,912,090	787,500	500,000	800,000
Advances from FHLB	1,460,000	1,024,000	215,000	221,000	—
Notes payable	27,944	—	7,564	6,973	13,407
Other borrowings	231,865	—	—	—	231,865

Total contractual obligations	$14,688,363	$8,533,735	$2,590,436	$857,667	$2,706,525

Commitments to sell mortgage loans	$71,307	$71,307

Standby letters of credit	$100,298	$100,298

Commitments to extend credit:
Lines of credit	$1,222,199	$1,222,199
Letters of credit	30,671	30,671
Commitments to originate loans	404,724	404,724

Total commercial commitments	$1,657,594	$1,657,594

(1)	$21.1 million of tax liability, including accrued interest of $6.0 million, associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

(2)	Include $7.1 million of brokered CDs sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits.
          The Corporation has obligations and commitments to make future payments under contracts, such as debt, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancels the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2007.
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
     The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposits decay and other factors which may be important in projecting the future growth of net interest income.

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
          The following table presents the results of the simulations as of June 30, 2008 and December 31, 2007. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and SFAS 159 liabilities:

		June 30, 2008				December 31, 2007
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	$(16.9)	(2.99)%	$(16.1)	(2.75)%	$(8.1)	(1.64)%	$(8.4)	(1.66)%
-200 bps ramp	$(5.1)	(0.91)%	$(5.1)	(0.87)%	$(13.2)	(2.68)%	$(13.2)	(2.60)%
          The Corporation continues to pursue the strategy of reducing the re-pricing gaps between the assets and liabilities and to maintain interest rate risk within the established policy target levels. Interest rate risk, as measured by the sensitivity of net interest income to shifts in rates, changed slightly in the second quarter. During the first half of 2008, the Corporation increased earning assets through the purchase of approximately $3.2 billion of fixed-rate U.S. government agency mortgage-backed securities. The increase included the replacement of $1.2 billion of U.S. Agency debentures that were called by the issuer; and net growth of the investment portfolio in response to favorable market conditions. The increase in volume of securities sold under repurchase agreements was aligned with the increase in mortgage-backed securities.
          Also during the first half of 2008, $2.4 billion of interest rate swaps were cancelled prior to maturity by the counterparties under call option provisions. Due to the economic hedge effect of holding the swapped CD’s, approximately the same amount in brokered CD’s were called by the Corporation and re-issued in different maturity terms.
          Assuming parallel shifts in interest rates, the Corporation’s net interest income would compress in rising rates scenarios and expand in falling rates scenarios over a five-year modeling horizon, due to the current composition of the balance sheet. However, during the first 12 months of the income simulation, under a parallel falling rates scenario, net interest income is expected to compress slightly due to embedded option sold on the asset side of balance sheet. In a declining rate scenario, the callable feature of the U.S. Agency debentures would shorten the duration of the assets, with the potential trigger of calls that would lead to the Corporation to reinvest in lower yielding assets.

Derivatives
          First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control. The following summarizes major strategies, including derivatives activities, used by the Corporation in managing interest rate risk:
       Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, the interest rate swaps are utilized to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in these variable rate loans.
       Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements to protect against rising interest rates. Specifically, the interest rate of certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee.
       Structured repurchase agreements — The Corporation uses structured repurchase agreements, with embedded call options, to reduce the Corporation’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities, while keeping funding costs low. Another type of structured repurchase agreement includes repurchased agreements with embedded cap corridors; these instruments also provide protection from a rising rate scenario.
          For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statements of Financial Condition and the amount of gains and losses reported in the Statements of Income, refer to Note 8 “Derivative Instruments and Hedging Activities” in the accompanying unaudited interim financial statements.

          The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

Six-month period ended
(In thousands)	June 30, 2008
Fair value of contracts outstanding at the beginning of the period	$(52,450)
Contracts realized or otherwise settled during the period	20,179
Changes in fair value during the period	6,144

Fair value of contracts outstanding as of June 30, 2008	$(26,127)

Source of Fair Value

(In thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of June 30, 2008	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Pricing from observable market inputs	$43	$(474)	$91	$(31,770)	$(32,110)
Pricing that consider unobservable market inputs	—	—	—	5,983	5,983

	$43	$(474)	$91	$(25,787)	$(26,127)

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
          As of June 30, 2008, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
          During the first half of 2008, approximately $2.4 billion of interest rate swaps were cancelled by the counterparties, mainly due to lower 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $2.4 billion swapped to floating brokered CDs. The Corporation recorded a net gain of $4.4 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
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

Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First Bancorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific condition, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, and quality control procedures and an established delinquency committee. The Corporation also employs proactive collection and loss mitigation efforts.
     The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are backed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and are deemed to be of the highest credit quality.
     Management’s Credit Committee, comprised of the Corporation’s Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. Those goals and objectives are documented in the Corporation’s Credit Policy.
Non-performing Assets and Allowance for Loan and Lease Losses
Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The Corporation establishes the allowance for loan and lease losses based on its asset classification report to cover the total amount of any assets classified as a “loss,” the probable loss exposure of other classified assets, and the estimated probable losses of assets not classified. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including historical loan and lease loss experience, current economic conditions, the fair value of the underlying collateral, and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States (principally the state of Florida), the U.S.VI or British VI, may contribute to delinquencies and defaults, thus necessitating additional reserves.
     For small, homogeneous loans, including residential mortgage loans, auto loans, consumer loans, finance lease loans, and commercial and construction loans in amounts under $1.0 million, the Corporation evaluates a specific allowance based on average historical loss experience for each corresponding type of loan and market conditions. The methodology of accounting for all probable losses is made in accordance with the guidance provided by SFAS 5, “Accounting for Contingencies.”
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

     The following tables set forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated :

	Quarter ended		Six Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan and lease losses, beginning of period	$210,495	$161,419	$190,168	$158,296
Provision for loan and lease losses	41,323	24,628	87,116	49,542

Loans charged-off:
Residential real estate	(1,129)	(1,102)	(2,368)	(1,267)
Commercial	(11,350)	(2,520)	(15,768)	(5,777)
Construction	(2,526)	(5)	(6,311)	(8)
Finance leases	(2,061)	(2,292)	(4,976)	(4,418)
Consumer	(14,536)	(16,500)	(29,565)	(34,126)
Recoveries	2,056	1,381	3,976	2,767

Net charge-offs	(29,546)	(21,038)	(55,012)	(42,829)

Allowance for loan and lease losses, end of period	$222,272	$165,009	$222,272	$165,009

Allowance for loan and lease losses to period end total loans receivable	1.82%	1.47%	1.82%	1.47%
Net charge-offs annualized to average loans outstanding during the period	0.97%	0.75%	0.91%	0.77%
Provision for loan and lease losses to net charge-offs during the period	1.40x	1.17x	1.58x	1.16x
          The following tables set forth information concerning the allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

	As of		As of
	June 30, 2008		December 31, 2007
(In thousands)	Amount	Percent	Amount	Percent
Residential real estate	$13,731	28%	$8,240	27%
Commercial real estate loans	10,631	11%	13,699	11%
Construction loans	46,120	12%	38,108	12%
Commercial loans (including loans to local financial institutions)	78,364	33%	63,030	33%
Finance leases	10,378	3%	6,445	3%
Consumer loans	63,048	13%	60,646	14%

	$222,272	100%	$190,168	100%

          First BanCorp’s allowance for loan and lease losses was $222.3 million as of June 30, 2008, compared to $190.2 million as of December 31, 2007 and $165.0 million as of June 30, 2007. The provision for loan and lease losses for the quarter and six-month period ended June 30, 2008 amounted to $41.3 million and $87.1 million, respectively, compared to $24.6 million and $49.5 million, respectively, for the same periods in 2007. The increase, as compared to 2007 periods, is mainly attributable to additional reserves allocated to commercial and construction loans as well as increases to the reserve factors for potential losses inherent in the loans portfolio associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector and the increase in the overall volume of the loan portfolio. Increases to reserve factors due to economic conditions in Puerto Rico include higher provisions for the residential mortgage loan portfolio. Puerto Rico has continued in a recession caused by, among other things, higher utilities prices, higher taxes, government budgetary imbalances and higher oil prices. Furthermore, as compared to the first half of 2007, the increase is attributed in part to higher reserve factors for the construction loan portfolio, in particular the Miami Agency portfolio.

          The U.S. mainland real estate market also has slowed, influenced, among other things, by increases in property taxes and insurance premiums, the tightening of credit origination standards, overbuilding in certain areas and general market economic conditions that may threaten the performance of the Corporation’s loan portfolio in the U.S. mainland, principally the Corporation’s construction loan portfolio in the Miami Agency. Approximately 39% of the Corporation’s exposure in the U.S. mainland is comprised of construction loans. Refer to “Loan Portfolio — Commercial and Construction Loans” discussion above for detailed information about the Corporation’s construction loan portfolio.
     The Corporation also does business in the Eastern Caribbean Region. Growth has been fueled by an expansion in the construction, residential mortgage and small loan business sectors.
          The Corporation identified in the first half of 2008 several commercial and construction loans amounting to $239.6 million that it determined should be classified as impaired, of which $188.6 million had a specific reserve of $27.4 million. Most of the new loans identified during 2008, approximately 77%, for which a specific reserve was allocated are construction loans originated by the Miami Agency. At the same time, the Corporation’s impaired loans decreased by approximately $53.8 million during the first half of 2008 principally as a result of foreclosed loans in the Miami Agency with a principal balance of approximately $22.4 million which had a related impairment reserve of $4.2 million at the time of foreclosure and a loan sold in the Miami Agency that carried a principal balance of approximately $24.1 million with a related impairment reserve of $2.4 million at the time of sale. The latter was sold for $22.5 million during the second quarter of 2008. Refer to “Non-accruing and Non-performing Assets” discussion below for additional information.
          The Corporation continues its constant monitoring of the Miami Agency portfolio due to susceptibility to current general market conditions and real estate trends in the U.S. market and had obtained new appraisals during 2008 for more than 94% of the entire condo-conversion construction loan portfolio in the Miami Agency.
     Net charge-offs for the second quarter and first half of 2008 were $29.5 million and $55.0 million, respectively, (0.97% and 0.91%, respectively, of average loans on an annualized basis), compared to $21.0 million and $42.8 million (0.75% and 0.77%, respectively, of average loans on an annualized basis) for the same periods in 2007. The increase in net charge-offs for the 2008 periods, compared to 2007, was mainly associated with the Corporation’s commercial and construction loan portfolio including a $9.1 million charge-off for the second quarter of 2008 related to the previously reported participation in a syndicated commercial loan collateralized by a marina, commercial real estate, and a high-end apartment complex in the U.S. Virgin Islands and $2.4 million in charge-offs for the second quarter of 2008 ($6.2 million for the first half of 2008) related to the above mentioned repossession and sale of loans in the Miami Agency. Notwithstanding this increase, the Corporation experienced a decrease in net charge-offs for consumer loans that amounted to $13.4 million and $27.3 million for the second quarter and first half of 2008, respectively, as compared to $15.5 million and $32.2 million for the second quarter and first half of 2007, respectively, that reflects the effect of changes in underwriting standards since late 2005 on a portfolio with an average life of approximately four years as the consumer loan portfolio is replenished by new originations under revised standards. Recoveries made from previously written-off accounts were $2.1 million and $4.0 million for the second quarter and first half of 2008, respectively, compared to $1.4 million and $2.8 million, respectively, for the same periods in 2007.

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
          Commercial and Construction Loans - The Corporation places commercial loans (including commercial real estate and construction loans) in non-accruing status when interest and principal have not been received for a period of 90 days or more. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral.
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
Other Repossessed Property
          The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated realizable value.
Past Due Loans
          Past due loans are accruing loans, which are contractually delinquent for 90 days or more. Past due loans are current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.
          The Corporation may also classify loans in non-accruing status and recognize revenue only when cash payments are received because of the deterioration in the financial condition of the borrower and payment in full of principal or interest is not expected. The Corporation started during the third quarter of 2007, a loan loss mitigation program providing homeownership preservation assistance. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.

     The following table identifies non-performing assets at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Non-accruing loans:
Residential real estate	$230,240	$209,077
Commercial and commercial real estate	127,158	73,445
Construction	49,283	75,494
Finance leases	4,619	6,250
Consumer	37,175	48,784

	448,475	413,050

Other real estate owned (1)	38,620	16,116
Other repossessed property	11,270	10,154

Total non-performing assets	$498,365	$439,320

Past due loans	$124,078	$75,456
Non-performing assets to total assets	2.65%	2.56%
Non-accruing loans to total loans receivable	3.67%	3.50%
Allowance for loan and lease losses	$222,272	$190,168
Allowance to total non-accruing loans	49.56%	46.04%
Allowance to total non-accruing loans, excluding residential real estate loans	101.85%	93.23%

(1)	As of June 30, 2008, other real estate owned include approximately $18.6 million from the previously reported impaired relationship in the Miami Agency.
     Total non-accruing loans increased by $35.4 million, or 9%, from $413.1 million as of December 31, 2007 to $448.5 million as of June 30, 2008. The increase in non-performing loans was mainly related to the commercial and the residential mortgage loan portfolios which increased by $53.7 million and $21.2 million, respectively, partially offset by lower construction and consumer loans in non-accrual status. The increase in non-accruing commercial loans is related to continuing adverse economic conditions in Puerto Rico that caused the classification as non-accrual during the first half of 2008 of several commercial loans originated in Puerto Rico, mainly secured by land and real estate properties, including $24.6 million of new commercial loans identified as impaired during 2008. Also, there was the classification as non-accrual during the second quarter of 2008 of a participation in a syndicated commercial loan in the U.S. Virgin Islands with a carrying value of $13.0 million as of June 30, 2008, net of a $9.1 million charge-off recorded in the second quarter of 2008. The charge-off was lower than the reserve amount of $11.9 million, provided for during the first quarter of 2008, as the loss in this relationship will be lower than originally estimated given recent negotiations for the settlement of the loan.
     The decrease in non-accruing construction loans was principally related to the sale of one of the impaired loans in the previously reported impaired relationship in the Miami Agency. The loan’s carrying amount was $21.8 million (net of an impairment of $2.4 million) and was sold for $22.5 million. Also, during 2008, the Corporation added approximately $18.6 million to its other real estate owned (OREO) portfolio, as a result of collateral repossessed in settlement of two other loans in this impaired relationship. As of June 30, 2008, and as a result of the transactions completed during the fourth quarter of 2007 and first half of 2008, there were no outstanding loans associated with this relationship in the Miami Agency. The reduction to $18.6 million held in the OREO portfolio, net of charge-offs of $4.2 million, is a significant decrease in the balance of this impaired relationship from the $60.5 million balance when it was identified as impaired during the first half of 2007. As of the date of the filing of this Form 10-Q, the Corporation has identified interested purchasers for the two foreclosed properties. However, the Corporation cannot predict whether the properties will be ultimately sold to these parties.
          The Corporation has incurred in total expenditures, including legal fees, maintenance fees and property taxes in connection with the resolution of the above mentioned impaired relationship in the Miami Agency amounting to approximately $5.6 million since 2007, of which $1.2 million and $3.5 million were incurred during the second quarter and first half of 2008, respectively. First BanCorp’s expenditures ultimately will depend on the length of time, the amount of professional assistance required, the amount of proceeds upon the disposition of the collateral and other factors not susceptible to current estimation.
       The decrease in non-accruing consumer loans resulted from successful collection efforts and net charge-offs of approximately $13.4 million and $27.3 million for the second quarter and first half of 2008, respectively. Consumer loan delinquencies have shown signs of improvement, particularly in the auto loan portfolio, and the net charge offs to average loans ratio on the consumer portfolio (including finance leases) improved during the quarter to 3.02% from 3.20% for the first quarter of 2008.
       Although the balance of non-accruing residential mortgage loans increased by $21.2 million due to adverse economic conditions in Puerto Rico, as compared to the balance as of December 31, 2007, this portfolio has remained stable since the end of the first quarter of 2008 due to improved collection efforts and to some extent to the impact of loans modified through the loan loss mitigation program that were returned to accruing status as borrowers have made consistent payments over a sustained period. Since the inception of the loan loss mitigation program in the third quarter of 2007, the Corporation has completed approximately 295 loan modifications with an outstanding balance of approximately $50.6 million. Of this amount, approximately $37.0 million were eligible to be returned to accruing status and $22.3 million have been returned to accruing status after a sustained period of repayments. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate.
          The Corporation’s residential mortgage loan portfolio amounted to $3.4 billion or approximately 28% of the total loan portfolio. More than 90% of the Corporation’s residential mortgage loan portfolio consist of fixed-rate, fully amortizing, full documentation loans that have a lower risk than the typical sub-prime loans that have affected and continue to affect the U.S. real estate market. The Corporation has not been active in negative amortization loans or adjustable rate mortgage loans (“ARMs”) with teaser rates. Historically, the Corporation has experienced a low rate of losses on its residential real estate portfolio, given that the real estate market in Puerto Rico has not shown notable declines in the market value of properties in almost four decades, overall comfortable loan-to-value ratios, and the limited amount of construction considering Puerto Rico is an island with finite land recourses. The net charge-offs to average loans ratio on the Corporation’s residential mortgage loan portfolio was 0.14% and 0.15% for the second quarter and first half of 2008, respectively and 0.03% for the year ended on December 31, 2007, significantly lower than in the United States mainland market.
     In view of current conditions in the Unites States housing market and weakening economic conditions in Puerto Rico, the Corporation may experience further deterioration on its portfolio, in particular the commercial and construction loan portfolio.

Liquidity Risk
     Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Sources of liquidity include deposits and other customer-based funding, and wholesale market-based funding.
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and nonbanking subsidiaries. The second is the liquidity of the banking subsidiaries. The Board of Directors Treasury and Investments Committee is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The MIALCO, using measures of liquidity developed by management, which involves the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; and reviews liquidity measures on a weekly basis.
     In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, the liquidity management and business activities are conducted in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maintaining direct relationships with wholesale market funding providers, and maintaining the ability to liquefy certain assets when, and if, requirements warrant.
     The Corporation develops and maintains contingency funding plans for both the parent company and bank liquidity positions. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it would be able to operate through a period of stress when access to normal sources of funding might be constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through the problem period, and define roles and responsibilities. They are reviewed and approved annually by the Board of Directors Treasury and Investments Committee.
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB, the Federal Reserve Discount Window program, and other unsecured lines established with financial institutions. MIALCO reviews credit availability on a regular basis. The Corporation has securitized and sold mortgage loans as supplementary sources of funding. Also, broker dealers have provided additional funding through the issuance of notes and long-term brokered certificates of deposit. The cost of these different alternatives, among other things, is taken into consideration. The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.
     Over the last four years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc., with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 28% at June 30, 2008. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive, if needed, liquidity from the sale of mortgage loans in the secondary market. Recent disruptions in the credit markets and a reduced investors’ demand for mortgage debt have adversely affected the liquidity of the secondary mortgage markets.

The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The troubled housing and mortgage markets in the United States have raised concerns about the capacity of U.S. government sponsored entities to raise money from investors to cover rising losses from loan defaults, and potential bail out by the government. However the federal government recently passed legislation expanding the government’s line of credit to the agencies and allowing the government to buy shares of the agencies if needed. Also, the Federal Reserve agreed to open its discount window to the agencies.
     A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary. In the event that the Corporation’s Bank subsidiary falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace funding through this source. The Bank currently complies with the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. In addition, the average term to maturity of the retail brokered CDs was approximately 3.3 years as of June 30, 2008. Approximately 29.5% of the value of these certificates is callable at the Corporation’s option.
     The Corporation maintains a basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) in excess of a 5% self-imposed minimum limit over total assets. As of June 30, 2008, the basic surplus ratio of approximately 5.22% included un-pledged assets, Federal Home Loan Bank lines of credit, the Federal Reserve Discount Window Program, and cash. Access to regular and customary sources of funding have remained unrestricted, including the repurchase agreements, given the liquidity and credit quality of the securities held in portfolio. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations; and does not include them on the basic surplus computation. The Corporation’s exposure to non-rated or sub-prime mortgage-backed securities is not-material; therefore, it is not subject to liquidity threats stemming from such exposure.
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
Legal and Regulatory Risk
     Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business areas with direct reporting relationships to the Corporate Compliance Group.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          For information regarding market risk to which the Corporation is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
For the discussion of the Corporation’s Annual Stockholders Meeting held on April 29, 2008, refer to Part II, Item 4 in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
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

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant
Date: August 11, 2008	By:	/s/ Luis M. Beauchamp
Luis M. Beauchamp
Chairman, President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Fernando Scherrer
Fernando Scherrer
Executive Vice President and Chief Financial Officer