Form 10-Q
period 2008-09-30
FIRST BANCORP /PR/
filed 2008-11-10
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Common stock: 92,510,506 outstanding as of October 31, 2008.

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2008 and December 31, 2007	4
Consolidated Statements of Income (Unaudited) — Quarters ended September 30, 2008 and September 30, 2007 and Nine-months ended September 30, 2008 and September 30, 2007	5
Consolidated Statements of Cash Flows (Unaudited) — Nine-months ended September 30, 2008 and September 30, 2007	6
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Nine-months ended September 30, 2008 and September 30, 2007	7
Consolidated Statements of Comprehensive Income (Unaudited) — Quarters ended September 30, 2008 and September 30, 2007 and Nine-months ended September 30, 2008 and September 30, 2007	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	89
Item 4. Controls and Procedures	89

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	90
Item 1A. Risk Factors	90
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 3. Defaults Upon Senior Securities	91
Item 4. Submission of Matters to a Vote of Security Holders	92
Item 5. Other Information	92
Item 6. Exhibits	92

SIGNATURES
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the Corporation’s condo conversion loans from its Miami Corporate Banking operations and the construction loan portfolio in Puerto Rico, which may affect, among other things, the level of non-performing assets, charge-offs and loan loss provision;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	changes in general economic conditions in the United States and Puerto Rico, including the interest rate environment, market liquidity, market rates and prices, and disruptions in the U.S. capital markets which may reduce interest margins, impact funding sources and affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that economically hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes as well as other derivative instruments used for protection from interest rate fluctuations;

•	uncertainty about the effectiveness and impact of the U.S. government’s rescue plan, including the bailout of U.S. government-sponsored housing agencies, on the financial markets in general and on the Corporation’s business, financial condition and results of operations;

•	uncertainty about the Corporation’s participation in the Troubled Asset Relief Program, if it should decide to apply to issue preferred stock through this program;

•	changes in the fiscal and monetary policies and regulations of the federal government and including those determined by the Federal Reserve System (FED), the Federal Deposit Insurance Corporation (FDIC), government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	risks of not being able to recover all assets pledged to Lehman Brothers Special Financing, Inc.;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of Doral Financial Corporation’s and R&G Financial Corporation’s financial condition on the repayment of their outstanding secured loans to the Corporation;

•	the Corporation’s ability to issue brokered certificates of deposit and fund operations;

•	risks associated with downgrades in the credit ratings of the Corporation’s securities; and

•	general competitive factors and industry consolidation.
     The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, of Part II of this Quarterly Report on Form 10-Q, and Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	September 30, 2008	December 31, 2007
ASSETS

Cash and due from banks	$151,040	$195,809

Money market instruments	34,998	148,579
Federal funds sold	142,436	7,957
Time deposits with other financial institutions	116,684	26,600

Total money market investments	294,118	183,136

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	2,691,829	789,271
Other investment securities	1,325,120	497,015

Total investment securities available for sale	4,016,949	1,286,286

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	985,230	2,522,509
Other investment securities	748,826	754,574

Total investment securities held to maturity, fair value of $1,711,586 (2007 - $3,261,934)	1,734,056	3,277,083

Other equity securities	60,796	64,908

Loans, net of allowance for loan and lease losses of $261,170 (2007 - $190,168)	12,419,422	11,588,654
Loans held for sale, at lower of cost or market	32,510	20,924

Total loans, net	12,451,932	11,609,578

Premises and equipment, net	172,285	162,635
Other real estate owned	40,422	16,116
Accrued interest receivable on loans and investments	91,158	107,979
Due from customers on acceptances	961	747
Other assets	290,723	282,654

Total assets	$19,304,440	$17,186,931

LIABILITIES

Deposits:
Non-interest-bearing deposits	$661,197	$621,884
Interest-bearing deposits (including $1,515,525 and $4,186,563 measured at fair value as of September 30, 2008 and December 31, 2007, respectively)	12,158,635	10,412,637

Total deposits	12,819,832	11,034,521
Loans payable	300,000	—
Federal funds purchased and securities sold under agreements to repurchase	3,326,936	3,094,646
Advances from the Federal Home Loan Bank (FHLB)	986,000	1,103,000
Notes payable (including $12,445 and $14,306 measured at fair value as of September 30, 2008 and December 31, 2007, respectively)	26,725	30,543
Other borrowings	231,890	231,817
Bank acceptances outstanding	961	747
Accounts payable and other liabilities	170,824	270,011

Total liabilities	17,863,168	15,765,285

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,408,306 as of September 30, 2008 (2007 - 102,402,306)	102,408	102,402
Less: Treasury stock (at par value)	(9,898)	(9,898)

Common stock outstanding, 92,510,506 as of September 30, 2008 (2007 - 92,504,506)	92,510	92,504

Additional paid-in capital	108,326	108,279
Legal surplus	286,049	286,049
Retained earnings	451,474	409,978
Accumulated other comprehensive loss, net of tax benefit of $1,086 (2007 - $227)	(47,187)	(25,264)

Total stockholders’ equity	1,441,272	1,421,646

Total liabilities and stockholders’ equity	$19,304,440	$17,186,931

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans	$208,241	$223,738	$626,846	$678,288
Investment securities	79,077	62,794	211,095	202,138
Money market investments	974	9,399	6,046	19,961

Total interest income	288,292	295,931	843,987	900,387

Interest expense:
Deposits	95,089	143,188	301,053	401,160
Loans payable	240	—	240	—
Federal funds purchased and repurchase agreements	35,790	34,300	98,698	115,460
Advances from FHLB	10,018	9,172	30,738	26,370
Notes payable and other borrowings	2,534	4,242	9,573	17,718

Total interest expense	143,671	190,902	440,302	560,708

Net interest income	144,621	105,029	403,685	339,679

Provision for loan and lease losses	55,319	34,260	142,435	83,802

Net interest income after provision for loan and lease losses	89,302	70,769	261,250	255,877

Non-interest income:
Other service charges on loans	1,612	1,290	4,343	5,499
Service charges on deposit accounts	3,170	3,160	9,725	9,536
Mortgage banking activities	1,231	1,125	2,354	2,238
Net (loss) gain on investments and impairments	(564)	(3,119)	14,950	(6,714)
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	—	—	2,497
Rental income	583	620	1,705	1,953
Gain on sale of credit card portfolio	—	—	—	2,819
Insurance reimbursements and other agreements related to a contingency settlement	—	15,075	—	15,075
Other non-interest income	7,839	5,769	22,176	17,742

Total non-interest income	13,871	23,920	55,253	50,645

Non-interest expenses:
Employees’ compensation and benefits	35,629	33,995	106,949	103,719
Occupancy and equipment	15,647	14,970	46,167	43,848
Business promotion	4,083	2,973	13,150	12,767
Professional fees	2,724	4,473	12,702	16,478
Taxes, other than income taxes	4,242	4,015	12,256	11,249
Insurance and supervisory fees	4,213	5,282	12,142	8,773
Foreclosure-related expenses	5,626	588	12,054	1,129
Other non-interest expenses	10,212	8,656	30,906	29,807

Total non-interest expenses	82,376	74,952	246,326	227,770

Income before income taxes	20,797	19,737	70,177	78,752
Income tax benefit (provision)	3,749	(5,595)	20,952	(17,983)

Net income	$24,546	$14,142	$91,129	$60,769

Net income attributable to common stockholders	$14,477	$4,073	$60,922	$30,562

Net income per common share:
Basic	$0.16	$0.05	$0.66	$0.36

Diluted	$0.16	$0.05	$0.66	$0.36

Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$91,129	$60,769

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,188	13,239
Amortization of core deposit intangible	2,695	2,477
Provision for loan and lease losses	142,435	83,802
Deferred income tax (benefit) provision	(23,986)	12,511
Stock-based compensation recognized	—	2,848
(Gain) loss on sale of investments, net	(16,135)	1,482
Other-than-temporary impairments on available-for-sale securities	1,185	5,232
Derivative instruments and hedging activities (gain) loss	(31,889)	6,481
Net gain on sale of loans and impairments	(1,635)	(1,485)
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	(2,497)
Net amortization of premiums and discounts and deferred loan fees and costs	(956)	(936)
Amortization of broker placement fees	10,935	7,426
Accretion of basis adjustments on fair value hedges	—	(2,061)
Net accretion of premium and discounts on investment securities	(8,196)	(29,550)
Gain on sale of credit card portfolio	—	(2,819)
Decrease in accrued income tax payable	(13,429)	(4,791)
Decrease in accrued interest receivable	17,018	6,088
Decrease in accrued interest payable	(37,906)	(26,374)
Decrease in other assets	12,716	2,279
Decrease in other liabilities	(15,378)	(97,550)

Total adjustments	51,662	(24,198)

Net cash provided by operating activities	142,791	36,571

Cash flows from investing activities:
Principal collected on loans	2,081,236	2,330,949
Loans originated	(2,858,266)	(2,619,987)
Purchase of loans	(373,997)	(147,848)
Proceeds from sale of loans	106,583	97,500
Proceeds from sale of repossessed assets	54,127	43,756
Purchase of servicing assets	(621)	(1,614)
Proceeds from sale of available for sale securities	389,784	408,285
Purchase of securities held to maturity	(99)	(417,450)
Purchase of securities available for sale	(3,368,093)	—
Principal repayments and maturities of securities held to maturity	1,551,272	392,480
Principal repayments of securities available for sale	255,425	163,959
Additions to premises and equipment	(21,663)	(19,294)
Proceeds from sale of other investment securities	9,474	—
Decrease (increase) in other equity securities	4,224	(20,520)
Net cash inflow on acquisition of business	5,154	—

Net cash (used in) provided by investing activities	(2,165,460)	210,216

Cash flows from financing activities:
Net increase in deposits	1,723,172	622,608
Net increase in loans payable	300,000	—
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	232,290	(1,168,698)
Net FHLB advances (paid) taken	(117,000)	445,000
Repayments of notes payable and other borrowings	—	(150,000)
Dividends paid	(49,633)	(44,981)
Issuance of common stock	—	91,967
Exercise of stock options	53	—

Net cash provided by (used in) financing activities	2,088,882	(204,104)

Net increase in cash and cash equivalents	66,213	42,683
Cash and cash equivalents at beginning of period	378,945	568,811

Cash and cash equivalents at end of period	$445,158	$611,494

Cash and cash equivalents include:
Cash and due from banks	$151,040	$138,037
Money market instruments	294,118	473,457

	$445,158	$611,494

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended
(In thousands)	September 30, 2008	September 30, 2007
Preferred Stock	$550,100	$550,100

Common Stock outstanding:
Balance at beginning of period	92,504	83,254
Issuance of common stock	—	9,250
Common stock issued under stock option plan	6	—

Balance at end of period	92,510	92,504

Additional Paid-In-Capital:
Balance at beginning of period	108,279	22,757
Issuance of common stock	—	82,717
Shares issued under stock option plan	47	—
Stock-based compensation recognized	—	2,848

Balance at end of period	108,326	108,322

Legal Surplus	286,049	276,848

Retained Earnings:
Balance at beginning of period	409,978	326,761
Net income	91,129	60,769
Cash dividends declared on common stock	(19,426)	(18,131)
Cash dividends declared on preferred stock	(30,207)	(30,207)
Cumulative adjustment for accounting change (adoption of FIN 48)	—	(2,615)
Cumulative adjustment for accounting change (adoption of SFAS No. 159)	—	91,778

Balance at end of period	451,474	428,355

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(25,264)	(30,167)
Other comprehensive loss, net of tax	(21,923)	(11,776)

Balance at end of period	(47,187)	(41,943)

Total stockholders’ equity	$1,441,272	$1,414,186

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2008	2007	2008	2007
Net income	$24,546	$14,142	$91,129	$60,769

Other comprehensive gain (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	30,773	15,364	(17,306)	(18,522)
Less: Reclassification adjustments for net loss (gain) and other-than-temporary impairments included in net income	696	3,119	(5,476)	6,714
Income tax benefit (expense) related to items of other comprehensive income	109	(173)	859	32

Other comprehensive gain (loss) for the period, net of tax	31,578	18,310	(21,923)	(11,776)

Total comprehensive income	$56,124	$32,452	$69,206	$48,993

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
     The results of operations for the quarter and nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.
Recently issued accounting pronouncements
     On April 30, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. (“FSP”) FIN 39-1 (“FSP FIN 39-1”), which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 became effective for fiscal years beginning after November 15, 2007. The Corporation analyzed the potential impact of FSP FIN 39-1 on its financial statements. As of September 30, 2008, the Corporation did not apply this pronouncement since FSP FIN 39-1 applies only to cash collateral and all of the collateral received or delivered to counterparties for derivative instruments are investment securities.
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
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. (“SAS”) 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 provides and direct the GAAP hierarchy to the entities instead of the auditor as provided by SAS 69 because the entities (not their auditors) are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS 162 should be reported as a change in accounting principle in accordance with SFAS 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not impact the Corporation’s current accounting policies or the Corporation’s financial results.

     In May 2008, the FASB issued FSP APB 14-1 (“FSP—APB 14-1”). FSP-APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP-APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP-APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of September 30, 2008, the Corporation does not have any convertible debt instrument.
     In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Except for those disclosures, earlier application of SFAS 163 is not permitted. The Corporation is currently evaluating the possible effect, if any, of the adoption of this statement on its financial statements, commencing on January 1, 2009.
     In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity, if the employee forfeits, the award are considered participating securities. Accordingly, under FSP EITF 03-6-1 unvested share-based payment awards that are considered to be participating securities should be included in the computation of EPS pursuant to the two-class method under SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Corporation is currently evaluating this statement in light of the recently approved Omnibus Incentive Plan, however, as of September 30, 2008, there are no outstanding unvested share-based payment awards.
     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. A seller of credit derivatives must disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance, and cash flows. As of September 30, 2008, the Corporation is not involved in the credit derivatives market. This FSP also amends FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of SFAS 161. This FSP clarifies the FASB’s intent that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The provisions of this FSP that amend SFAS 133 and FIN 45 will be effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of this pronouncement will not have a significant impact on the Corporation’s financial statements.

     In October 2008, the FASB issued FSP No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP became effective on October 10, 2008 and also applies to prior periods for which financial statements have not been issued. The adoption of this pronouncement did not impact the Corporation’s fair value methodologies on its financial assets.
2 — EARNINGS PER COMMON SHARE
        The calculations of earnings per common share for the quarters and nine-month periods ended on September 30, 2008 and 2007 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net Income:
Net income	$24,546	$14,142	$91,129	$60,769
Less: Preferred stock dividends	(10,069)	(10,069)	(30,207)	(30,207)

Net income available to common stockholders	$14,477	$4,073	$60,922	$30,562

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,511	87,075	92,507	84,542
Average potential common shares	58	242	116	416

Diluted weighted-average number of common shares outstanding	92,569	87,317	92,623	84,958

Earnings per common share:
Basic	$0.16	$0.05	$0.66	$0.36

Diluted	$0.16	$0.05	$0.66	$0.36

          Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarter and nine-month periods ended September 30, 2008, a total of 3,596,300 (2,054,600 for the third quarter of 2007) and 2,020,600 (2,054,600 for the nine month period ended on September 30, 2007) weighted-average outstanding stock options, respectively, were not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.
3 — STOCK OPTION PLAN
          Between 1997 and January 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) covering certain employees. This plan allowed for the granting of up to 8,696,112 options on shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options are fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.

          Under the 1997 stock option plan, the Compensation Committee had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to stock appreciation rights, the optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered is cancelled by the Corporation and the shares subject to the option are not eligible for further grants under the option plan. During the second quarter of 2008, the Compensation Committee approved the grant of stock appreciation rights to one employee. The employee surrendered the right to exercise 120,000 stock options in the form of stock appreciation rights for a payment of $0.2 million. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards grants under this plan continue in full force and effect, subject to their original terms.
          On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. As of the date of the filing of this Quarterly Report on Form 10-Q, no awards have been granted under the Omnibus Plan.
          The Corporation accounted for stock options using the “modified prospective” method under SFAS 123R, “Share-Based Payment.” There were no stock options granted during the first nine months of 2008. The compensation expense associated with stock options for the nine-month period ended September 30, 2007 was approximately $2.8 million. All employee stock options granted during 2007 were fully vested at the time of grant.
          The activity of stock options during the first nine months of 2008 is set forth below:

	Nine Month Period Ended
	September 30, 2008
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term (Years)	thousands)
Beginning of period	4,136,910	$12.60
Options exercised	(6,000)	8.85
Options cancelled	(121,000)	9.03

End of period outstanding and exercisable	4,009,910	$12.71	6.3	$4,231

          The fair value of options granted in 2007, which was estimated using the Black-Scholes option pricing method, and the assumptions used are as follows:

2007
Weighted-average stock price at grant date and exercise price	$9.20
Stock option estimated fair value	$2.40 - $2.45
Weighted-average estimated fair value	$2.43
Expected stock option term (years)	4.31-4.59
Expected volatility	32%
Expected dividend yield	3.0%
Risk-free interest rate	5.1%

          The Corporation uses empirical research data to estimate option exercises and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on the historical implied volatility of the Corporation’s common stock at each grant date; otherwise, historical volatilities based upon 260 observations (working days) were obtained from Bloomberg L.P. (“Bloomberg”) and used as inputs in the model. The dividend yield is based on the historical 12-month dividend yield observable at each grant date. The risk-free rate for the period is based on historical zero coupon curves obtained from Bloomberg at the time of grant based on the option’s expected term.
          The options exercised during the first nine months of 2008 did not have any intrinsic value and the cash proceeds from these options were approximately $53,000. No stock options were exercised during 2007.

4 — INVESTMENT SECURITIES
     Investment Securities Available-for-Sale
          The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008					December 31, 2007
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury and Obligations of U.S. Government sponsored agencies:
After 5 to 10 years	$—	$—	$—	$—	—	$6,975	$26	$—	$7,001	6.05
After 10 years	—	—	—	—	—	8,984	47	—	9,031	6.21
Puerto Rico Government obligations:
Due within one year	4,584	51	—	4,635	6.17	—	—	—	—	—
After 1 to 5 years	10,606	60	337	10,329	4.51	13,947	141	347	13,741	4.99
After 5 to 10 years	6,292	192	73	6,411	5.80	7,245	247	99	7,393	5.67
After 10 years	15,782	24	544	15,262	5.30	3,416	37	66	3,387	5.64

United States and Puerto Rico Government obligations	37,264	327	954	36,637	5.27	40,567	498	512	40,553	5.62

Mortgage-backed securities:
FHLMC certificates:
Due within one year	47	—	—	47	4.99	98	1	—	99	5.50
After 1 to 5 years	234	4	—	238	7.03	640	20	—	660	7.01
After 5 to 10 years	31	3	—	34	8.41	—	—	—	—	—
After 10 years	1,957,623	2,001	10,826	1,948,798	5.45	158,070	235	111	158,194	5.60

	1,957,935	2,008	10,826	1,949,117	5.45	158,808	256	111	158,953	5.61

GNMA certificates:
Due within one year	99	1	—	100	5.88	—	—	—	—	—
After 1 to 5 years	216	7	—	223	6.74	496	8	—	504	6.48
After 5 to 10 years	602	13	—	615	5.34	708	6	5	709	6.01
After 10 years	338,674	692	1,707	337,659	5.38	42,665	582	120	43,127	5.93

	339,591	713	1,707	338,597	5.38	43,869	596	125	44,340	5.94

FNMA certificates:
After 1 to 5 years	59	5	—	64	10.01	34	1	—	35	7.08
After 5 to 10 years	260,550	588	272	260,866	4.98	289,125	138	750	288,513	4.93
After 10 years	1,315,718	5,547	2,915	1,318,350	5.58	608,942	5,290	582	613,650	5.65

	1,576,327	6,140	3,187	1,579,280	5.48	898,101	5,429	1,332	902,198	5.42

Mortgage pass-through certificates:
After 10 years	146,941	2	37,217	109,726	5.64	162,082	3	28,407	133,678	6.14

Mortgage-backed securities	4,020,794	8,863	52,937	3,976,720	5.46	1,262,860	6,284	29,975	1,239,169	5.55

Corporate bonds:
After 5 to 10 years	1,300	—	780	520	7.70	1,300	—	198	1,102	7.70
After 10 years	4,411	—	2,534	1,877	7.97	4,412	—	1,066	3,346	7.97

Corporate bonds	5,711	—	3,314	2,397	7.91	5,712	—	1,264	4,448	7.91

Equity securities (without contractual maturity)	1,453	—	258	1,195	1.94	2,638	—	522	2,116	—

Total investment securities available for sale	$4,065,222	$9,190	$57,463	$4,016,949	5.46	$1,311,777	$6,782	$32,273	$1,286,286	5.55

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

          The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities

Puerto Rico Government obligations	$11,928	$418	$13,624	$536	$25,552	$954
Mortgage-backed securities
FHLMC	1,766,133	10,785	3,115	41	1,769,248	10,826
GNMA	297,689	1,707	—	—	297,689	1,707
FNMA	880,477	3,186	21	1	880,498	3,187
Mortgage pass-through trust certificates	—	—	109,421	37,217	109,421	37,217
Corporate bonds	—	—	2,397	3,314	2,397	3,314
Equity securities	474	258	—	—	474	258

	$2,956,701	$16,354	$128,578	$41,109	$3,085,279	$57,463

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$13,648	$512	$13,648	$512
Mortgage-backed securities
FHLMC	48,202	40	3,436	71	51,638	111
GNMA	625	11	26,887	114	27,512	125
FNMA	285,973	274	221,902	1,058	507,875	1,332
Mortgage pass-through certificates	133,337	28,407	—	—	133,337	28,407
Corporate bonds	—	—	4,448	1,264	4,448	1,264
Equity securities	1,384	522	—	—	1,384	522

	$469,521	$29,254	$270,321	$3,019	$739,842	$32,273

          The Corporation’s investment securities portfolio is comprised mainly of (i) fixed-rate mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and other securities secured by mortgage loans and (ii) U.S. Treasury and agencies securities and obligations of the Puerto Rico Government. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a guarantee of a U.S. government sponsored entity or by the full faith and credit of the U.S. or Puerto Rico Government. In connection with the placement of FNMA and FHLMC into conservatorship by the U.S. Treasury in September 2008, the Treasury entered into agreements to invest up to approximately $100 billion in each agency to, among other things, protect debt and mortgage-backed securities of the agencies. Principal and interest on these securities are deemed recoverable.
          The unrealized losses in the available-for-sale portfolio as of September 30, 2008 are substantially related to fluctuations in market interest rates and, to some extent, credit spread widening. In the case of private label mortgage-backed securities, the unrealized loss is mainly related to increases in the discount rate used to value such instruments resulting from current lack of liquidity and credit concerns in the U.S. mortgage loan market. However, the underlying mortgages are fixed-rate single family loans with high weighted-average FICO scores (over 700) and moderate loan-to-value ratios (under 80%), as well as a moderate delinquency levels and principal and interest cash flow expectations have not changed to a material degree. Private label mortgage-backed securities relates to mortgage loans bought to R&G Financial Corporation (“R&G Financial”). R&G Financial must cover losses up to 10% of the aggregate outstanding balance according to recourse provisions included in the agreements. The Corporation’s investment in equity securities is minimal and none is related to U.S. financial institutions that recently failed in the midst of the current market turmoil. The Corporation’s policy is to review its investment portfolio for possible other-than temporary impairment, at least quarterly. As of September 30, 2008, management has the intent and ability to hold these investments for a reasonable period of time and for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, there is no other-than temporary impairment.
          For the nine-month periods ended on September 30, 2008 and 2007, the Corporation recorded other-than-temporary impairments of approximately $1.2 million and $5.2 million, respectively, on certain equity securities held in its available-for-sale investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss.
          Total proceeds from the sale of securities available for sale during the nine-month period ended September 30, 2008 amounted to approximately $389.8 million (2007 — $408.3 million). The Corporation realized gross gains of approximately $6.9 million and approximately $0.2 million in gross losses for the first nine months of 2008 (2007 — $0.4 million in gross realized gains and approximately $1.9 million in gross realized losses).
Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008					December 31, 2007
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$—	$—	$—	$—	—	$254,882	$369	$24	$255,227	4.14

Obligations of other U.S. Government sponsored agencies:
After 10 years	948,904	—	10,563	938,341	5.77	2,110,265	1,486	2,160	2,109,591	5.82
Puerto Rico Government obligations:
After 5 to 10 years	17,765	469	103	18,131	5.85	17,302	541	107	17,736	5.85
After 10 years	5,155	—	195	4,960	5.50	13,920	—	256	13,664	5.50

United States and Puerto Rico Government obligations	971,824	469	10,861	961,432	5.77	2,396,369	2,396	2,547	2,396,218	5.64

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	9,098	—	123	8,975	3.81	—	—	—	—	—
After 5 to 10 years	—	—	—	—	—	11,274	—	116	11,158	3.65

FNMA certificates:
After 1 to 5 years	8,252	—	94	8,158	3.87	—	—	—	—	—
After 5 to 10 years	717,292	—	11,009	706,283	4.47	69,553	—	1,067	68,486	4.30
After 10 years	25,590	—	412	25,178	5.31	797,887	61	13,785	784,163	4.42

Mortgage-backed securities	760,232	—	11,638	748,594	4.48	878,714	61	14,968	863,807	4.40

Corporate bonds:
After 10 years	2,000	—	440	1,560	5.80	2,000	—	91	1,909	5.80

Total investment securities held-to-maturity	$1,734,056	$469	$22,939	$1,711,586	5.21	$3,277,083	$2,457	$17,606	$3,261,934	5.31

          Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.

          The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$927,001	$10,066	$11,340	$497	$938,341	$10,563
Puerto Rico Government obligations	4,960	195	4,374	103	9,334	298
Mortgage-backed securities
FHLMC	8,346	104	629	19	8,975	123
FNMA	50,052	586	689,567	10,929	739,619	11,515
Corporate bonds	—	—	1,560	440	1,560	440

	$990,359	$10,951	$707,470	$11,988	$1,697,829	$22,939

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$616,572	$1,568	$24,469	$592	$641,041	$2,160
U.S. Treasury Notes	24,697	24	—	—	24,697	24
Puerto Rico Government obligations	13,664	256	4,200	107	17,864	363
Mortgage-backed securities
FHLMC	—	—	11,158	116	11,158	116
FNMA	—	—	849,341	14,852	849,341	14,852
Corporate Bonds	1,909	91	—	—	1,909	91

	$656,842	$1,939	$889,168	$15,667	$1,546,010	$17,606

          Held-to-maturity securities in an unrealized loss position as of September 30, 2008 are primarily fixed-rate mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by major rating agencies. The unrealized losses in the held-to-maturity portfolio as of September 30, 2008 are substantially related to market interest rate fluctuations and to some extent to credit spread widening. Refer to the “Investment Securities Available-for-Sale” discussion above for additional information regarding concerns about certain government-sponsored agencies due to the troubled U.S. housing and mortgage markets. At this time, the Corporation has the intent and ability to hold these investments until maturity, and principal and interest are deemed recoverable. The impairment is considered temporary.

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
          As of September 30, 2008 and December 31, 2007, the Corporation had investments in FHLB stock with a book value of $59.2 million and $63.4 million, respectively. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value. Dividend income from FHLB stock for the third quarter and nine-month period ended September 30, 2008 amounted to $1.0 million and $3.2 million, respectively, compared to $0.8 million and $2.0 million, respectively, for the same periods in 2007.
          The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2008 and December 31, 2007 was $1.6 million. During the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.
6 — LOAN PORTFOLIO
          The following is a detail of the loan portfolio:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Residential real estate loans, mainly secured by first mortgages	$3,438,292	$3,143,497

Commercial loans:
Construction loans	1,478,076	1,454,644
Commercial mortgage loans	1,422,899	1,279,251
Commercial loans	3,602,123	3,231,126
Loans to local financial institutions collateralized by real estate mortgages	579,305	624,597

Commercial loans	7,082,403	6,589,618

Finance leases	371,982	378,556

Consumer loans	1,787,915	1,667,151

Loans receivable	12,680,592	11,778,822
Allowance for loan and lease losses	(261,170)	(190,168)

Loans receivable, net	12,419,422	11,588,654
Loans held for sale	32,510	20,924

Total loans	$12,451,932	$11,609,578

          The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary (“First Bank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio, including loans held for sale, of $12.7 billion as of September 30, 2008, approximately 80% has credit risk concentration in Puerto Rico, 12% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands.

          The Corporation’s largest loan concentration as of September 30, 2008 in the amount of $354.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. Together with the Corporation’s next largest loan concentration of $224.7 million with another mortgage originator in Puerto Rico, R&G Financial, the Corporation’s total loans granted to these mortgage originators amounted to $579.3 million as of September 30, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate.
7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
          The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$222,272	$165,009	$190,168	$158,296
Provision for loan and lease losses	55,319	34,260	142,435	83,802
Charge-offs	(27,175)	(23,173)	(86,163)	(68,769)
Recoveries	2,417	1,390	6,393	4,157
Other adjustments (1)	8,337	—	8,337	—

Balance at end of period	$261,170	$177,486	$261,170	$177,486

(1)	Carryover of the allowance for loan losses related to a $218 million auto loan portfolio acquired in the third quarter of 2008.
          The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a substantial loss. As of September 30, 2008 and December 31, 2007, impaired loans and their related allowance were as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Impaired loans	$407,348	$151,818
Impaired loans with valuation allowance	296,351	66,941
Allowance for impaired loans	58,963	7,523
          During the first nine months of 2008, the Corporation identified several commercial and construction loans amounting to $321.5 million that it determined should be classified as impaired, of which $285.0 million have a specific reserve of $57.1 million. Approximately $211.1 million of the $321.5 million commercial and construction loans that were determined to be impaired during 2008 is related to the Miami Corporate Banking operation, mainly condo conversion loans. As of September 30, 2008, approximately $182.2 million, or 73%, of a total portfolio originally disbursed as condo-conversion amounting to $251 million is considered impaired with a specific reserve of $31.4 million.
          Meanwhile, the Corporation’s impaired loans decreased by approximately $64.0 million during the first nine months of 2008 principally as a result of foreclosed loans related to the Miami Corporate Banking operations, with a principal balance of approximately $22.4 million, which had a related impairment reserve of $4.2 million at the time of foreclosure. Also, a loan was sold, related to the Miami operations, that carried a principal balance of approximately $24.1 million with a related impairment reserve of $2.4 million at the time of sale.

The latter was sold for $22.5 million during the second quarter of 2008. Other decreases in impaired loans may include loans paid in full, loans no longer considered impaired and loans charged-off.
          Interest income in the amount of approximately $14.4 million and $2.7 million was recognized on impaired loans for the nine-month periods ended September 30, 2008 and 2007, respectively. The average recorded investment in impaired loans for the first nine months of 2008 and 2007 was $257.0 million and $101.3 million, respectively.
8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          One of the market risks facing the Corporation is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of the Corporation’s assets or liabilities and the risk that net interest income from its loan and investment portfolios will change in response to changes in interest rates. The overall objective of the Corporation’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
          The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk related primarily to the values of its brokered certificates of deposit (“CDs”) and medium-term notes.
          The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of September 30, 2008, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
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
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements to protect against rising interest rates. Specifically, the interest rate on certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee.
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
          The following table summarizes the notional amounts of all derivative instruments as of September 30, 2008 and December 31, 2007:

	Notional Amounts
	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed rate brokered CDs, notes payable and loans	$1,619,010	$4,244,473
Written interest rate cap agreements	128,052	128,075
Purchased interest rate cap agreements	279,247	294,982

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$2,133,339	$4,774,560

          The following table summarizes the fair values of derivative instruments and the location in the Statement of Financial Condition as of September 30, 2008 and December 31, 2007:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
		September 30,	December 31,		September 30,	December 31,
	Statement of	2008	2007	Statement of	2008	2007
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
				(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed rate brokered CDs, notes payable and loans	Other assets	$207	$213	Accounts payable and other liabilities	$30,281	$58,057
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	77	47
Purchased interest rate cap agreements	Other assets	4,621	5,149	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	1,424	4,375
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	2,347	4,673
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	4,059	9,339	Accounts payable and other liabilities	—	—

		$8,887	$14,701		$34,129	$67,152

          The following table summarizes the effect of derivative instruments on the Statement of Income for the quarter and nine-month periods ended on September 30, 2008 and 2007:

		Unrealized Gain or (Loss)
	Location of Unrealized Gain or (Loss)	Quarter Ended		Nine-Month Period Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2008	2007	2008	2007
				(In thousands)
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Brokered CDs	Interest expense - Deposits	$5,667	$61,598	$31,219	$(459)
Notes payable	Interest expense - Notes payable and other borrowings	16	168	(98)	1,222
Loans	Interest income - Loans	(136)	(1,856)	(96)	(578)
Written and purchased interest rate cap agreements — mortgage-backed securities	Interest income - Investment Securities	(1,416)	(4,464)	(559)	16
Written and purchased interest rate cap agreements — loans	Interest income - Loans	(22)	(130)	1	(262)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense - Deposits	2	373	(148)	372
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	32	190	145	(160)
Total Unrealized (Loss) Gain on derivatives		$4,143	$55,879	$30,464	$151

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

	Quarter ended September 30,
	2008			2007
	Gain	(Loss) Gain	Net Unrealized	Gain	(Loss) Gain	Net Unrealized
(In thousands)	on Derivatives	on SFAS 159 liabilities	Gain	on Derivatives	on SFAS 159 liabilities	(Loss) / Gain
Interest expense — Deposits	$5,669	$(791)	$4,878	$61,971	$(62,973)	$(1,002)
Interest expense — Notes payable and other borrowings	48	961	1,009	358	483	841

	Nine-Month Period ended September 30,
	2008			2007
	Gain	(Loss) / Gain	Net Unrealized	(Loss) / Gain	(Loss) Gain	Net Unrealized
	on Derivatives	on SFAS 159 liabilities	Gain	on Derivatives	on SFAS 159 liabilities	(Loss) / Gain
Interest expense — Deposits	$31,071	$(21,886)	$9,185	$(87)	$(6,575)	$(6,662)
Interest expense — Notes payable and other borrowings	47	1,860	1,907	1,062	613	1,675

          A summary of interest rate swaps as of September 30, 2008 and December 31, 2007 follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$79,349	$80,212
Weighted-average receive rate at period end	4.59%	7.09%
Weighted-average pay rate at period end	6.75%	6.75%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$1,539,661	$4,164,261
Weighted-average receive rate at period end	5.32%	5.26%
Weighted-average pay rate at period end	3.15%	5.07%
Floating rates range from 2 basis points to 54 basis points over 3-month LIBOR
          During the first nine months of 2008, approximately $2.6 billion of interest rate swaps were called by the counterparties, mainly due to lower 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $2.5 billion swapped to floating brokered CDs. The Corporation recorded a net unrealized gain of $4.8 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
          As of September 30, 2008, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

9 — GOODWILL AND OTHER INTANGIBLES
          Goodwill as of September 30, 2008 amounted to $28.1 million (December 31, 2007 — $28.1 million) and was recognized as part of “Other Assets.” The goodwill resulted primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2008 and 2007. Goodwill and other indefinite life intangibles are reviewed periodically for impairment at least annually. Impairment review will be conducted during the fourth quarter of 2008.
          As of September 30, 2008, the gross carrying amount and accumulated amortization of core deposit intangibles was $45.8 million and $20.9 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2007 — $41.2 million and $18.3 million, respectively). The increase in the gross amount from December 2007 relates to the acquisition of the Virgin Islands Community Bank (“VICB”) on January 28, 2008. During the quarters ended September 30, 2008 and 2007, the amortization expense of core deposits amounted to $0.9 million and $0.8 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, the amortization expense of core deposits amounted to $2.6 million and $2.5 million, respectively.
10 — DEPOSITS
          The following table summarizes deposit balances:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Non-interest bearing checking account deposits	$661,197	$621,884
Savings accounts	1,353,211	1,036,662
Interest-bearing checking accounts	591,820	518,570
Certificates of deposit	1,845,731	1,680,344

Brokered CDs (includes $1,515,525 and $4,186,563 measured at fair value as of September 30, 2008 and December 31, 2007, respectively)	8,367,873	7,177,061

	$12,819,832	$11,034,521

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
          The following are the components of interest expense on deposits:

	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In thousands)
Interest expense on deposits	$96,111	$139,525	$299,303	$387,579
Amortization of broker placement fees (1)	3,856	2,661	10,935	6,919

Interest expense on deposits excluding net unrealized (gain) loss on derivatives and SFAS 159 brokered CDs	99,967	142,186	310,238	394,498
Net unrealized (gain) loss on derivatives and SFAS 159 brokered CDs	(4,878)	1,002	(9,185)	6,662

Total interest expense on deposits	$95,089	$143,188	$301,053	$401,160

(1)	Related to brokered CDs not elected for the fair value option under SFAS 159.

          Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the quarter and nine-month period ended September 30, 2008 amounted to net interest realized of $10.3 million and $30.2 million, respectively (2007 — net interest incurred of $3.4 million for the third quarter and $10.8 million for the nine-month period).
11 — LOANS PAYABLE
          As of September 30, 2008 loans payable consist of $300 million in short-term borrowings under the Federal Reserve (FED) Discount Window Program bearing interest at 2.25%. As of September 30, 2008, the Corporation had additional capacity of approximately $180 million on this credit facility based on collateral pledged at the FED, including the haircut reflecting the perceived risk associated with holding the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels.
12 — FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
          Federal funds purchased and securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	September 30,	December, 31
	2008	2007
	(In thousands)
Federal funds purchased, interest ranging from 4.50% to 5.12%	$—	$161,256
Repurchase agreements, interest ranging from 2.75% to 5.39% (2007 - 3.26% to 5.67%)	3,326,936	2,933,390

Total	$3,326,936	$3,094,646

          Repurchase agreements mature as follows:

September 30,
2008
(In thousands)
One to thirty days	$339,436
Over thirty to ninety days	100,000
Over ninety days to one year	100,000
One to three years	1,187,500
Three to five years	800,000
Over five years	800,000

Total	$3,326,936

          As of September 30, 2008 and December 31, 2007, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.
          Repurchase agreements as of September 30, 2008, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)
Morgan Stanley	$580,800	24
Credit Suisse First Boston	1,171,136	34
JP Morgan Chase	575,000	36
Barclays Capital	500,000	39
UBS Financial Services, Inc.	100,000	46
Citigroup Global Markets	400,000	59

	$3,326,936

13 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
          Following is a detail of the advances from the FHLB:

	September 30,	December, 31
	2008	2007
	(In thousands)
Advances from FHLB, tied to 3-month LIBOR, with an average interest rate of 2.85% (2007 - 4.98%)	$400,000	$400,000
Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.98% (2007 - 4.58%)	586,000	703,000

Total	$986,000	$1,103,000

          Advances from FHLB mature as follows:

September 30,
2008
(In thousands)
One to thirty days	$29,000
Over thirty to ninety days	400,000
Over ninety days to one year	115,000
One to three years	211,000
Three to five years	231,000

Total	$986,000

          As of September 30, 2008, the Corporation had additional capacity of approximately $803 million on this credit facility based on collateral pledged at the FHLB, including haircut reflecting the perceived risk associated with holding the collateral.

14 — NOTES PAYABLE
          Notes payable consist of:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of September 30, 2008 and December 31, 2007) maturing on October 18, 2019, measured at fair value under SFAS 159	$12,445	$14,306

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,828	7,845

Series B maturing on May 27, 2011	7,452	8,392

	$26,725	$30,543

15 — OTHER BORROWINGS
          Other borrowings consist of:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (5.57% as of September 30, 2008 and 7.74% as of December 31, 2007)	$103,024	$102,951

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (5.70% as of September 30, 2008 and 7.43% as of December 31, 2007)	128,866	128,866

	$231,890	$231,817

16 — INCOME TAXES
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
          For the first nine months of 2008, the Corporation recognized an income tax benefit of $21.0 million compared to an income tax expense of $18.0 million for the same period in 2007. The positive fluctuation on the financial results was mainly due to two non-ordinary transactions: (i) a reversal of $10.6 million of Unrecognized Tax Benefits (“UTBs”) during the second quarter of 2008 for positions taken on income tax returns recorded under the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” as explained below, and (ii) the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that establishes a multi-year allocation schedule for deductibility of the payment of $74.25 million made by the Corporation during 2007 to settle the securities class action suit. Also, the current income tax provision was lower, excluding the reversal of the FIN 48 contingency, due to higher tax-exempt income. A significant portion of the increase in revenues was associated with exempt operations conducted through the international banking entity, FirstBank Overseas Corporation.
          As of September 30, 2008, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $6.6 million, compared to a valuation allowance of $4.9 million as of December 31, 2007. As of September 30, 2008, the deferred tax asset, net of the valuation allowance of $6.6 million, amounted to approximately $115.0 million compared to $90.1 million, net of the valuation allowance of $4.9 million as of December 31, 2007.
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
          As of September 30, 2008, the balance of the Corporation’s UTBs amounted to $15.6 million (excluding accrued interest), all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2008, the Corporation’s accrual for interest that relates to tax uncertainties amounted to $6.4 million. As of September 30, 2008, there is no need to accrue for the payment of penalties. For the nine-month periods ended on September 30, 2008 and 2007, the total amount of interest recognized by the Corporation as part of income tax expense related with tax uncertainties was $1.3 million and $1.7 million, respectively. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. During the second quarter of 2008, the Corporation reversed UTBs by approximately $7.1 million and accrued interest of $3.5 million as a result of a lapse of the applicable statute of limitations for the 2003 taxable year. For the remaining outstanding UTBs, the Corporation cannot make any reasonably reliable estimate of the timing of future cash flows or changes, if any, associated with such obligations.
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
17 — FAIR VALUE
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
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
          The Corporation elected the fair value option for certain financial liabilities that were hedged with interest rate swaps that were previously designated for fair value hedge accounting in accordance with SFAS 133. As of September 30, 2008, these liabilities included callable brokered CDs with an aggregate fair value of $1.52 billion and principal balance of $1.53 billion recorded in interest-bearing deposits, and certain medium-term notes with a fair value of $12.4 million and principal balance of $15.4 million recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs and medium-term notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for the vast majority of other brokered CDs because these are not hedged by derivatives. Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting for interest rate swaps that hedged a $150 million medium-term note since the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note and, as a consequence, the Corporation did not elect the fair value option for this note either. The Corporation redeemed the $150 million medium-term note during the second quarter of 2007.
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

Level 1	Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active markets.

Level 2	Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., callable brokered CDs and medium-term notes elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
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
Medium-Term Notes
          The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the nine-month periods ended September 30, 2008 and 2007 amounted to $1.8 million and $1.6 million, respectively. The cumulative mark-to-market unrealized gain on the medium-term notes since the adoption of SFAS 159 attributed to credit risk amounted to $3.5 million as of September 30, 2008. For the medium-term notes, the credit risk is measured using the difference in yield curves between Swap rates and Treasury rates at a tenor comparable to the time to maturity of the note and option.
Investment Securities
          The fair value of investment securities is the market value based on quoted market prices, when available, or market prices for similar instruments. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument (Level 3) as is the case with certain private label mortgage-backed securities held by the Corporation. Unlike U.S. agency mortgage-backed securities, the fair value of these private label securities cannot be readily determined because they are not actively traded in securities markets. Significant information used for fair value determination is proprietary with regard to specific characteristics such as the prepayment model, which follows the amortizing schedule of the underlying loans, which is an unobservable input. Private label mortgage-backed securities are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the market valuation is calculated by discounting the estimated net cash flows over the projected life of the pool of underlying assets using prepayment, default and interest rate assumptions that market participants would commonly use for similar mortgage asset classes that are subject to prepayment, credit and interest rate risk.
Derivative instruments
          The fair value of the derivative instruments is based on observable market parameters and takes into consideration the Corporation’s own credit standing. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments and the discounting of the cash flows is performed using US dollar LIBOR based discount rates. Certain derivatives with limited market activity are valued using models that consider unobservable market parameters, as is the case with derivative instruments named as “reference caps” (Level 3). Reference caps are used to mainly hedge interest rate risk inherent on private label mortgage-backed securities, thus are tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. Significant information used for fair value determination is proprietary with regards to specific characteristics such as the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input. The valuation model uses the Black formula, which is a benchmark standard in financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates used in the model are obtained from Bloomberg everyday and build zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of a caplet is then discounted from each payment date.
          Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.9 million as of September 30, 2008 (an immaterial gain of approximately $13,000 relates to the first nine months of 2008). The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.
          Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of September 30, 2008
	Fair Value Measurements Using
				Assets/ (Liabilities)
(In thousands)	Level 1	Level 2	Level 3	at Fair Value
Callable brokered CDs (1)	$—	$(1,515,525)	$—	$(1,515,525)
Medium-term notes (1)	—	(12,445)	—	(12,445)
Securities available for sale (2)	3,592	3,903,631	109,726	4,016,949
Derivative instruments (3)	—	(29,786)	4,544	(25,242)

(1)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(2)	Carried at fair value prior to the adoption of SFAS 159.

(3)	Derivatives as of September 30, 2008 include derivative assets of $8.9 million and derivative liabilities of $34.1 million, all of which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Fair Value for the Quarter Ended			Changes in Fair Values for the Nine-Month Period Ended
	September 30, 2008, for items Measured at Fair Value Pursuant			September 30, 2008, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
			Total			Total
			Changes in Fair Value			Changes in Fair Value
	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains
	Interest Expense included	Interest Expense included	and Interest Expense	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)
Callable brokered CDs	$(22,841)	$—	$(22,841)	$(122,833)	$—	$(122,833)
Medium-term notes	—	749	749	—	1,223	1,223

	$(22,841)	$749	$(22,092)	$(122,833)	$1,223	$(121,610)

(1)	Changes in fair value for the quarter and nine- month period ended September 30, 2008 include interest expense on callable brokered CDs of $22.1 million, and $100.9 million, respectively, and interest expense on medium-term notes of $0.2 million and $0.6 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Income based on their contractual coupons.
          The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine-month period ended September 30, 2008.
Level 3 Instruments Only

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter ended September 30, 2008)		(Nine-month period ended September 30, 2008)
(In thousands)	Derivatives (1)	Securities Available For Sale (2)	Derivatives (1)	Securities Available For Sale (2)
Beginning balance	$5,982	$115,190	$5,102	$133,678
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,438)	—	(558)	—
Included in other comprehensive income	—	(1,203)	—	(8,810)
New instruments acquired	—	—	—	—
Principal repayments and amortization	—	(4,261)	—	(15,142)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$4,544	$109,726	$4,544	$109,726

(1)	Amounts related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain private label mortgage-backed securities.

          The table below summarizes changes in unrealized losses recorded in earnings for the quarter and nine-month period ended September 30, 2008 for Level 3 assets and liabilities that are still held as of September 30, 2008.
Level 3 Instruments Only

	Changes in Unrealized (Losses) Gains
	Quarter Ended	Nine-Month Period Ended
(In thousands)	September 30, 2008	September 30, 2008
Changes in unrealized (losses) gains relating to assets still held at reporting date (1) (2):

Interest income on loans	$(22)	$1
Interest income on investment securities	(1,416)	(559)

	$(1,438)	$(558)

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Unrealized loss of $1.2 million and of $8.8 million on Level 3 available for sale securities were recognized as part of other comprehensive income for the quarter and nine-month period ended September 30, 2008, respectively.
          Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
          As of September 30, 2008, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

						Losses recorded
						for the Nine-
				Valuation		month period
				allowance as of	Losses recorded for	ended
				September 30,	the Quarter ended	September 30,
	Carrying value as of September 30, 2008			2008	September 30, 2008	2008
(In thousands)	Level 1	Level 2	Level 3
Loans receivable (1)	$—	$—	$237,388	$58,963	$36,707	$61,213
Other Real Estate Owned (2)	—	—	40,422	5,176	2,388	2,892

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.
          During the first nine months of 2008, the Corporation increased its OREO portfolio mainly as a result of the repossession, in settlement of two impaired loans in Miami, of the associated collateral. As of September 30, 2008, the carrying amount of such properties at lower of cost or market was $18.6 million. Total charge-offs recorded during 2008 on these properties amounted to $4.2 million.

18 — SUPPLEMENTAL CASH FLOW INFORMATION
          Supplemental cash flow information follows:

	Nine-Month Period Ended September 30,
	2008	2007
	(In thousands)
Cash paid for:

Interest on borrowings	$533,281	$565,286
Income tax	3,262	9,738

Non-cash investing and financing activities:

Additions to other real estate owned	47,046	7,334
Additions to auto repossessions	64,885	84,225
Capitalization of servicing assets	937	913
Recharacterization of secured commercial loans as securities collateralized by loans	—	183,830
          On January 28, 2008, the Corporation completed the acquisition of VICB with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
19 — SEGMENT INFORMATION
          Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of September 30, 2008, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. There is also an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
          The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the public sector and specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks or mortgage brokers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment loans funds to the Commercial and Corporate Banking, Mortgage Banking, and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The Other category is mainly composed of insurance, finance leases and other products.

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
     The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the quarter ended September 30, 2008:
Interest income	$47,786	$45,577	$83,226	$79,222	$32,481	$288,292
Net (charge) credit for transfer of funds	(36,071)	16,968	(50,306)	72,413	(3,004)	—
Interest expense	—	(19,027)	—	(115,946)	(8,698)	(143,671)

Net interest income	11,715	43,518	32,920	35,689	20,779	144,621

Provision for loan and lease losses	(1,295)	(8,572)	(32,694)	—	(12,758)	(55,319)
Non-interest income (loss)	1,260	7,779	1,210	(466)	4,088	13,871
Direct non-interest expenses	(5,778)	(25,643)	(9,118)	(1,596)	(11,255)	(53,390)

Segment income (loss)	$5,902	$17,082	$(7,682)	$33,627	$854	$49,783

Average earnings assets	$2,998,292	$1,902,188	$6,092,228	$5,944,814	$1,401,779	$18,339,301

For the quarter ended September 30, 2007:
Interest income	$41,335	$46,172	$104,158	$71,388	$32,878	$295,931
Net (charge) credit for transfer of funds	(32,193)	24,340	(74,318)	89,581	(7,410)	—
Interest expense	—	(20,719)	—	(161,721)	(8,462)	(190,902)

Net interest income (loss)	9,142	49,793	29,840	(752)	17,006	105,029

Provision for loan and lease losses	(738)	(14,019)	(11,727)	—	(7,776)	(34,260)
Non-interest income (loss)	1,182	5,643	764	(2,977)	4,233	8,845
Direct non-interest expenses	(5,684)	(24,117)	(6,254)	(2,051)	(12,005)	(50,111)

Segment income (loss)	$3,902	$17,300	$12,623	$(5,780)	$1,458	$29,503

Average earnings assets	$2,585,239	$1,811,466	$5,434,273	$5,705,114	$1,327,513	$16,863,605

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the nine-month period ended September 30, 2008:
Interest income	$140,346	$127,989	$262,972	$215,094	$97,586	$843,987
Net (charge) credit for transfer of funds	(105,217)	62,967	(157,582)	207,522	(7,690)	—
Interest expense	—	(57,752)	—	(356,621)	(25,929)	(440,302)

Net interest income	35,129	133,204	105,390	65,995	63,967	403,685

Provision for loan and lease losses	(8,263)	(37,561)	(65,775)	—	(30,836)	(142,435)
Non-interest income	2,489	21,747	3,358	15,268	12,391	55,253
Direct non-interest expenses	(18,283)	(78,758)	(26,714)	(5,032)	(34,094)	(162,881)

Segment income	$11,072	$38,632	$16,259	$76,231	$11,428	$153,622

Average earnings assets	$2,907,449	$1,789,607	$5,980,151	$5,514,113	$1,369,900	$17,561,220

For the nine-month period ended September 30, 2007:
Interest income	$122,153	$139,810	$321,236	$219,741	$97,447	$900,387
Net (charge) credit for transfer of funds	(92,948)	78,500	(219,446)	251,808	(17,914)	—
Interest expense	—	(59,803)	—	(476,825)	(24,080)	(560,708)

Net interest income (loss)	29,205	158,507	101,790	(5,276)	55,453	339,679

Provision for loan and lease losses	(1,924)	(41,706)	(25,805)	—	(14,367)	(83,802)
Non-interest income (loss)	2,336	20,786	2,780	(6,294)	13,465	33,073
Net gain on partial extinguishment and recharacterization of secured commercial loan to a local financial institution	—	—	2,497	—	—	2,497
Direct non-interest expenses	(16,046)	(69,568)	(15,762)	(6,152)	(34,740)	(142,268)

Segment income (loss)	$13,571	$68,019	$65,500	$(17,722)	$19,811	$149,179

Average earnings assets	$2,524,502	$1,838,393	$5,441,358	$5,527,970	$1,301,675	$16,633,898

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended		Nine-month Period Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income:
Total income for segments and other	$49,783	$29,503	$153,622	$149,179
Other Income	—	15,075	—	15,075
Other operating expenses	(28,986)	(24,841)	(83,445)	(85,502)

Income before income taxes	20,797	19,737	70,177	78,752
Income tax benefit (expense)	3,749	(5,595)	20,952	(17,983)

Total consolidated net income	$24,546	$14,142	$91,129	$60,769

Average assets:
Total average earning assets for segments	$18,339,301	$16,863,605	$17,561,220	$16,633,898
Average non-earning assets	701,115	708,446	707,336	635,233

Total consolidated average assets	$19,040,416	$17,572,051	$18,268,556	$17,269,131

20 – COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2008, commitments to extend credit amounted to approximately $1.7 billion and standby letters of credit amounted to approximately $103.8 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under these interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with another counterparty under similar terms and conditions. As of September 30, 2008, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure has been reserved. Further, the Corporation is in the process of reviewing its options for the recovery of securities pledged under these agreements with Lehman to guarantee the Corporation’s performance thereunder. The market value of the pledged securities as of September 30, 2008 amounted to approximately $63 million. The Corporation believes that the securities pledged as collateral should not be part of the bankruptcy estate. At this early stage in the bankruptcy proceedings the Corporation is not able to determine whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value.
     As of September 30, 2008, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

21 — FIRST BANCORP (Holding Company Only) Financial Information
          The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2008 and December 31, 2007 and the results of its operations for the quarters and nine-month periods ended September 30, 2008 and 2007.

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Assets

Cash and due from banks	$52,700	$43,519
Money market investments	25,236	46,293
Investment securities available for sale, at market:
Mortgage-backed securities	—	41,234
Equity investments	1,195	2,117
Other investment securities	1,550	1,550
Loans receivable, net	—	2,597
Investment in FirstBank Puerto Rico, at equity	1,462,136	1,457,899
Investment in FirstBank Insurance Agency, at equity	5,088	4,632
Investment in Ponce General Corporation, at equity	109,324	106,120
Investment in PR Finance, at equity	2,719	2,979
Accrued interest receivable	—	376
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	7,254	1,503

Total assets	$1,674,161	$1,717,778

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,890	$282,567
Accounts payable and other liabilities	999	13,565

Total liabilities	232,889	296,132

Stockholders’ equity	1,441,272	1,421,646

Total liabilities and stockholders’ equity	$1,674,161	$1,717,778

	Quarter Ended		Nine-month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income:
Interest income on investment securities	$282	$826	$1,072	$2,261
Interest income on other investments	—	498	733	515
Interest income on loans	—	80	—	542
Dividend from FirstBank Puerto Rico	20,000	45,017	61,872	68,008
Dividend from other subsidiaries	1,500	—	4,000	1,000
Other income	98	142	311	421

	21,880	46,563	67,988	72,747

Expense:
Notes payable and other borrowings	3,287	4,747	10,676	14,087
Interest on funding to subsidiaries	—	842	550	2,550
(Recovery) Provision for loan losses	—	—	(1,398)	1,320
Other operating expenses	497	514	1,531	2,148

	3,784	6,103	11,359	20,105

Net loss on investments and impairments	(696)	(2,370)	(1,185)	(5,965)

Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	—	(1,207)

Income before income taxes and equity in undistributed earnings (losses) of subsidiaries	17,400	38,090	55,444	45,470

Income tax benefit (provision)	—	1,619	(546)	4,120
Equity in undistributed earnings (losses) of subsidiaries	7,146	(25,567)	36,231	11,179

Net income	$24,546	$14,142	$91,129	$60,769

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Condensed Income Statements:
Total interest income	$288,292	$295,931	$843,987	$900,387
Total interest expense	143,671	190,902	440,302	560,708
Net interest income	144,621	105,029	403,685	339,679
Provision for loan and lease losses	55,319	34,260	142,435	83,802
Non-interest income	13,871	23,920	55,253	50,645
Non-interest expenses	82,376	74,952	246,326	227,770
Income before income taxes	20,797	19,737	70,177	78,752
Income tax benefit (provision)	3,749	(5,595)	20,952	(17,983)
Net income	24,546	14,142	91,129	60,769
Net income attributable to common stockholders	14,477	4,073	60,922	30,562
Per Common Share Results:
Net income per share basic	$0.16	$0.05	$0.66	$0.36
Net income per share diluted	$0.16	$0.05	$0.66	$0.36
Cash dividends declared	$0.07	$0.07	$0.21	$0.21
Average shares outstanding	92,511	87,075	92,507	84,542
Average shares outstanding diluted	92,569	87,317	92,623	84,958
Book value per common share	$9.63	$9.34	$9.63	$9.34
Tangible book value per common share	$9.06	$8.78	$9.06	$8.78
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.52	0.32	0.67	0.47
Interest Rate Spread (1)	3.03	2.15	2.87	2.28
Net Interest Margin (1)	3.37	2.67	3.25	2.83
Return on Average Total Equity	6.98	4.14	8.51	6.28
Return on Average Common Equity	6.76	1.99	9.26	5.50
Average Total Equity to Average Total Assets	7.39	7.78	7.81	7.47
Dividend payout ratio	44.73	159.00	31.89	59.33
Efficiency ratio (2)	51.97	58.13	53.67	58.35
Asset Quality:
Allowance for loan and lease losses to loans receivable	2.06	1.57	2.06	1.57
Net charge-offs (annualized) to average loans	0.79	0.77	0.87	0.77
Provision for loan and lease losses to net charge-offs	223.44	157.28	178.56	129.70
Non-performing assets to total assets	2.86	2.48	2.86	2.48
Non-accruing loans to total loans receivable	3.95	3.58	3.95	3.58
Allowance to total non-accruing loans	52.20	43.86	52.20	43.86
Allowance to total non-accruing loans, excluding residential real estate loans	103.83	85.24	103.83	85.24

Other Information:
Common Stock Price: End of period	$11.06	$9.50	$11.06	$9.50

	As of	As of
	September 30,	December 31,
	2008	2007
Balance Sheet Data:
Loans and loans held for sale	$12,713,102	$11,799,746
Allowance for loan and lease losses	261,170	190,168
Money market and investment securities	6,105,919	4,811,413
Intangible Assets	52,992	51,034
Deferred tax asset, net	114,972	90,130
Total assets	19,304,440	17,186,931
Deposits	12,819,832	11,034,521
Borrowings	4,871,551	4,460,006
Total preferred equity	550,100	550,100
Total common equity	938,359	896,810
Accumulated other comprehensive loss, net of tax	(47,187)	(25,264)
Total equity	1,441,272	1,421,646

1-	On a tax equivalent basis (see “Net Interest Income” discussion below).

2-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

ECONOMIC AND MARKET ENVIRONMENT
          In recent weeks and months, the volatility and disruptions in the capital and credit markets have reached unprecedented levels. Bankruptcies and forced mergers of major investment banks and commercial banks in the United States, government bailouts of mortgage giants Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), government support of the insurance company American International Group and increasing concerns about the ability of other financial institutions to stay capitalized have exacerbated the market disruptions and stress in the credit markets that have affected the economy over the past year. Following a series of market interventions to bail out particular firms, a $700 billion Troubled Asset Relief Program to stimulate economic growth and inspire confidence in the financial markets by the purchase of distressed assets and capitalization of the banking industry was signed into law on October 3, 2008. The legislation also increases the limit on deposit insurance at banks and credit unions and authorizes the Federal Reserve to pay interest on reserves. The credit market has remained tight despite passage of the rescue plan. Banks continue to hold cash to meet their own funding needs, wary of lending either to other banks or to businesses and individuals. The Federal Reserve has taken steps to support market liquidity by lowering the Federal Funds rate and the discount rate, encouraging banks to use their short-term lending windows and determining to provide a facility to increase the availability of commercial paper to eligible issuers. The central banks of Canada, England, Sweden and Switzerland and the European Central Bank have also announced reductions in policy interest rates.
          As is the case with most commercial banks, the lack of liquidity in global credit markets may affect the Corporation’s access to regular and customary sources of funding. Also, the slowing economy and deteriorating housing market in the United States have required increased reserves on the Corporation’s loan portfolio, in particular on the $251 million loans originally disbursed as condo-conversion in the U.S. mainland. However, the Corporation is well capitalized and profitable and maintains sufficient liquidity to operate in a sound and safe manner. The Corporation has taken precautionary steps to enhance its liquidity positions and safeguard the access to credit by, among other things, increasing its borrowing capacity with the Federal Home Loan Bank (FHLB) and the Federal Reserve (FED) through the Discount Window Program, the issuance of additional brokered CDs to increase its liquidity levels and the extension of the maturities of its borrowings to reduce exposure to high levels of market volatility.
          The Corporation has not been active in subprime or adjustable rate mortgage loans (“ARMs”), nor has it been exposed to collateral debt obligations or other types of exotic products that aggravated the current financial crisis in the United States. More than 90% of the Corporation’s outstanding balance in its residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans and over 91% of the Corporation’s securities portfolio is invested in U.S. Government and Agency debentures and U.S. government sponsored-agency fixed-rate mortgage-backed securities (mainly FNMA and FHLMC fixed-rate securities). In connection with the placement of FNMA and FHLMC into conservatorship by the U.S. Treasury in September 2008, the Treasury entered into agreements to invest up to approximately $100 billion in each agency to, among other things, protects debt and mortgage-backed securities of the agencies. As of September 30, 2008 the Corporation has $4.3 billion and $0.9 billion in FNMA and FHLMC mortgage-backed securities and debt securities, respectively, representing approximately 85% of the total investment portfolio. The Corporation’s investment in equity securities is minimal and none of its equity securities is related to U.S. financial institutions that recently failed. Also, as part of its credit risk management, the Corporation maintains strict and conservative underwriting guidelines, diversifies the counterparties used and monitors the concentration of risk to limit its counterparty exposure. As of September 30, 2008, the Corporation’s unsecured counterparty exposure to the Lehman Brothers Holdings, Inc. bankruptcy filing is approximately $1.4 million, which has been reserved and relates to interest rate swaps agreements. For more information on current exposure with respect to the Corporation’s derivative instruments and outstanding repurchase agreements by counterparty, management of liquidity risk and current liquidity levels, see the “Risk Management” discussion below and Notes 20 and 12 to the accompanying unaudited consolidated financial statements .

          The Corporation’s principal market is Puerto Rico. Although affected by the economic situation in the United States, Puerto Rico’s economy has been in a recession since early 2006 due to several local conditions including budget shortfalls, diminished consumer buying power driven by increases in utility costs, gasoline prices, and highway toll charges, the implementation of sales taxes, and periodic impasses between the Executive and the Legislature branches of the government. The above conditions together with a recession looming also in the U.S. mainland and rising food prices will continue to adversely affect the economy in Puerto Rico.
          The Corporation has seen stress in the credit quality of, and worsening trends affecting its construction loan portfolio, in particular condo conversion loans in the U.S. mainland (mainly in the state of Florida) affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States. To a lesser extent, the Corporation also increased its reserves for the residential mortgage and construction loan portfolio from the 2007 level to account for the increased credit risk tied to recessionary conditions in Puerto Rico’s economy. Nevertheless, the Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland but there is a lower demand due to the diminished consumer’s acquisition power. Recent decreases in oil prices should provide a relief to consumers and should immediately impact consumers’ purchasing power positively. In addition, since 2005 the Corporation has taken actions and implemented initiatives designed to strengthen the Corporation’s credit policies as well as loss mitigation initiatives that have begun to have the desired effects as reflected by a decrease in non-performing consumer loans and consumer loans charge-offs and a relative stability in non-performing residential mortgage loans. The degree of the impact of economic conditions on the Corporation’s financial results is dependent upon the duration and severity of the aforementioned conditions. As an example, the credit risk is affected by a deteriorating economy to the extent that the borrowers’ spending capacity is decreased and, as a result, may not be able to make their payments when due. A deteriorating economy could also lead to a decline in real estate values and therefore the reduction of the borrowers’ capacity to refinance loans and increase the Corporation’s exposure to loss upon default. For more information on credit quality, see the “Risk Management — Non-performing Assets and Allowance for Loan and Lease Losses” discussion below.
OVERVIEW OF RESULTS OF OPERATIONS
          This discussion and analysis relates to the accompanying consolidated interim unaudited financial statements of First BanCorp and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
          First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), the results of its hedging activities, gains (losses) on investments, gains (losses) on sale of loans, and income taxes.
          Net income for the quarter ended September 30, 2008 amounted to $24.5 million or $0.16 per diluted common share, compared to $14.1 million or $0.05 per diluted common share for the quarter ended September 30, 2007. The Corporation’s financial performance for the third quarter of 2008, as compared to the third quarter of 2007, was principally impacted by an increase of $39.6 million in net interest income. By being liability sensitive, (which in general terms means that interest bearing liabilities reprice faster than interest earning assets) the Corporation benefited from lower short-term interest rates on its interest-bearing liabilities as compared to rate levels during the third quarter of 2007. This was partially offset by: (i) an increase of $21.1 million in the provision for loan and lease losses due to a higher volume of impaired construction and commercial loans, increases in reserves for potential losses inherent in the loan portfolio associated with weakening economic conditions, and the growth of the Corporation’s total loan portfolio (ii) a decrease of $10.0 million in non-interest income that reflects the impact on the third quarter results of 2007 of income of $15.1 million recorded in connection with an agreement reached with insurance carriers and former executives for indemnity of expenses related to the class action lawsuit brought against the Corporation that was settled in 2007, and (iii) an increase of $7.4 million in non-interest expenses mainly due to higher foreclosure-related expenses. A lower current income tax provision due to higher tax-exempt income resulted in an income tax benefit of $3.7 million for the third quarter of 2008, compared to an income tax expense of $5.6 million recorded for the same period a year ago.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended September 30, 2008 include the following:
•	Net interest income for the quarter ended September 30, 2008 was $144.6 million, compared to $105.0 million for the same period in 2007. The net interest spread and margin, on an adjusted tax equivalent basis, for the quarter ended September 30, 2008 were 3.03% and 3.37%, respectively, compared to 2.15% and 2.67%, respectively, for the same period in 2007. The increase in net interest income is mainly associated with a higher interest rate spread and margin due to a decrease in the average cost of funds resulting from lower short-term interest rates and to a lesser extent a higher volume of interest earning assets. The Corporation’s liability sensitive balance sheet position has allowed the Corporation to benefit from lower short-term interest rates as compared to rate levels during the third quarter of 2007. The decrease in funding costs associated with lower short-term interest rates was partially offset by lower loan yields due to the repricing of variable rate construction and commercial loans tied to short-term indexes and the increase in non-accrual loans as compared to 2007 volumes.

Average earning assets for the third quarter of 2008 increased by approximately $1.6 billion as compared to the same period in 2007. Average loans increased by $1.3 billion driven by the growth in internal originations, in particular commercial and residential real estate loans, and to a lesser extent purchases of loans, including the acquisition of a $218 million auto loan portfolio during the third quarter of 2008 that contributed to a wider interest rate spread. In addition, the Corporation purchased approximately $3.2 billion in U.S. government agencies fixed-rate mortgage-backed securities (“MBS”) having an average yield of 5.44% during the first half of 2008, which is higher than the cost of borrowings required to finance the purchase of such assets; thus contributing to a higher net interest income as compared to 2007. Refer to the “Net Interest Income” discussion below for additional information.

•	For the third quarter of 2008, the Corporation’s provision for loan and lease losses amounted to $55.3 million, compared to $34.3 million for the same period in 2007. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2008 was primarily due to a higher volume of impaired construction and commercial loans, increases to the reserve factors for potential losses inherent in the loan portfolio associated with the weakening economic conditions in the United States and Puerto Rico, and the overall growth of the loan portfolio.

The Corporation has seen stress in the credit quality of, and worsening trends affecting its construction loan portfolio, in particular condo-conversion loans in the U.S. mainland (mainly in the state of Florida) affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States. The total exposure of the Corporation to loans originally disbursed as condo-conversion loans in the United States is approximately $251 million or 2% of the total loan portfolio. A total of approximately $182.2 million of this condo conversion portfolio is considered impaired under Statement of Financial Accounting Standards No. (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan,” with a specific reserve of $31.4 million allocated to these impaired loans. With respect to the United States mainland market, the Corporation recorded approximately $16.7 million in additional reserves for impaired loans during the third quarter of 2008, including $9.6 million for a condo-conversion loan in Miami, Florida with an outstanding principal balance of $52.6 million. For the third quarter of 2007, approximately $8.1 million was recorded as a specific reserve for a previously reported impaired relationship tied to the Miami Corporate Banking operations in the U.S. mainland. With respect to the Puerto Rico market, specific reserves of approximately $17.9 million were allocated to commercial and construction loans that were identified as impaired loans during the third quarter of 2008.

•	For the quarter ended September 30, 2008, the Corporation’s non-interest income amounted to $13.9 million, compared to $23.9 million for the quarter ended September 30, 2007. The financial results for the third quarter of 2007 include an income recognition of $15.1 million in connection with an agreement reached with insurance carriers and former executives for indemnity of expenses related to the class action lawsuit brought against the Corporation that was settled in 2007. Excluding this transaction, non-interest income increased by $5.0 million, as compared to the third quarter of 2007 due to a combination of factors, including lower other-than-temporary impairment charges on equity securities, an increase in point of sale (POS) and ATM interchange fee income, and an increase in fee income from cash management services provided to corporate customers. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the third quarter of 2008 amounted to $82.4 million, compared to $75.0 million for the same period in 2007. The increase in non-interest expenses for 2008 was mainly due to an increase of approximately $5.0 million in foreclosure-related expenses, mainly due to a higher inventory of repossessed properties and charges in connection with valuation adjustments and realized losses on the sale of foreclosed properties in Puerto Rico, together with an increase in repairs, legal expenses and management fees paid in connection with foreclosures of properties in the United States (mainly condo conversion projects in the state of Florida). Furthermore, higher non-interest expenses was related to: (i) an increase of $1.6 million in employees’ compensation and benefit expenses due to higher average compensation and related benefits, (ii) an increase of $1.1 million in business promotion expenses to support initiatives directed to increase the Corporation’s deposit base and mortgage loan originations, and (iii) an increase of $1.0 million and $0.7 million in data processing fees and occupancy and equipment expenses, respectively, to support the expansion of the Corporation’s operations. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the third quarter of 2008, the Corporation recorded an income tax benefit of $3.7 million, compared to an income tax expense of $5.6 million for the same period in 2007. The fluctuation is mainly related to a lower current income tax provision due to higher tax-exempt income as a significant portion of the increase in revenues was associated with exempt operations conducted through the international banking entity, FirstBank Overseas Corporation.

•	Total assets as of September 30, 2008 amounted to $19.3 billion, an increase of $2.1 billion compared to total assets as of December 31, 2007. The Corporation’s loan portfolio increased by $913.4 million (before the allowance for loan and lease losses) driven by new originations and the purchase of a $218 million auto loan portfolio during the third quarter of 2008. Also, the increase in total assets is attributable to the purchase of approximately $3.2 billion of U.S. government agency fixed-rate MBS during the first half of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and replace the $1.2 billion of U.S. Agency debentures called by counterparties. The

Corporation increased its cash and money market investments by $66.2 million in part as a precautionary measure given the current crisis in the financial markets.

•	As of September 30, 2008, total liabilities amounted to $17.9 billion, an increase of approximately $2.1 billion as compared to $15.8 billion as of December 31, 2007. The increase in total liabilities was mainly attributable to a higher volume of deposits, as the Corporation has been issuing brokered CDs to finance its lending activities, pay off repurchase agreements issued to finance the purchase of MBS in the first half of 2008, accumulate additional liquidity due to current market volatility and extend the maturity of its borrowings. Total deposits, excluding brokered CDs, increased by $594.5 million from the balance as of December 31, 2007. Refer to “Risk management — Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	Total loan production, including purchases, for the quarter ended September 30, 2008 was $1.2 billion, compared to $860.3 million for the comparable period in 2007. The increase in loan production during 2008, as compared to the third quarter of 2007, was mainly associated with the purchase of a $218 million auto loan portfolio. In addition, there was an increase of $139.2 million in commercial loan originations.

•	Total non-performing assets as of September 30, 2008 amounted to $552.9 million compared to $439.3 million as of December 31, 2007. The slowing economy and deteriorating housing market in the United States coupled with recessionary conditions in Puerto Rico’s economy have resulted in higher non-performing balances in most of the Corporation’s loan portfolios. Total non-performing assets in the United States increased by $23.0 million. With regards to the United States portfolio, two condo conversion loans totaling approximately $17.5 million were classified as non-performing during 2008. Also in Florida, two commercial mortgage loans totaling $12.9 million contributed to the increase in non-accrual loans. The balance of non-accruing residential mortgage loans was also adversely affected by deteriorating economic conditions in the United States, which accounted for $9.9 million of the increase in non-accruing residential mortgages as compared to balances as of December 31, 2007.

Partially offsetting the increase in non-performing loans and assets in the United States was the sale, during the first half of 2008, of one impaired condo conversion loan in a single relationship on its Miami Corporate Banking operations portfolio. The loan’s carrying amount was $21.8 million (net of an impairment of $2.4 million), and the loan was sold for $22.5 million. Also, during the first half of 2008, the Corporation added approximately $18.6 million to its other real estate owned (OREO) portfolio, as a result of collateral repossessed in settlement of two other loans in this impaired relationship. As of September 30, 2008, and as a result of the transactions completed during the fourth quarter of 2007 and first half of 2008, there were no outstanding loans associated with this relationship. Refer to “Risk Management — Non-accruing and Non-performing Assets” section below for additional information about non-performing assets in the United States.

In Puerto Rico, non-performing assets increased by $93.0 million from balances as of December 31, 2007 driven by increases in the residential and commercial non-performing loan portfolio. The increase in non-accruing commercial loans is related to continuing adverse economic conditions in Puerto Rico, including the classification as non-accrual of approximately $33.1 million impaired commercial loans identified during 2008. Increases in the Puerto Rico’s non-accruing construction loans portfolio was driven by the classification as non-accrual of a $15.2 million impaired loan extended for land development and construction of a residential housing project in Puerto Rico. The weakening economic conditions in Puerto Rico have also affected the volume of non-performing residential mortgage loans, which increased by $28.2 million; however, the non-performing to total loan ratio for this portfolio remained flat. The relative stability of non-performing residential loans in Puerto Rico reflects, to some extent, the positive impact of loans modified through the loan loss mitigation program that begun in the third quarter of 2007.

With respect to the U.S. Virgin Islands, a third party purchased, during the third quarter of 2008, the outstanding debt related to a syndicated commercial loan in the U.S. Virgin Islands on which the Corporation had a participation and that was placed in non-accrual in the second quarter of 2008. The purchase agreement provided a full release of the borrower’s obligation to the participant banks, thus the carrying value of approximately $13.0 million on this participation was taken out of non-accrual during the third quarter of 2008. On September 15, 2008, the Corporation collected approximately $ 6.5 million from this borrower. The remaining balance of approximately $ 6.5 million is due on January 14, 2009.

The non-accruing consumer loan portfolio, mainly composed of Puerto Rico loans, reflects a decrease of $6.0 million from December 31, 2007, principally related to the auto loan portfolio. This portfolio continues to show signs of stability and benefited from changes in underwriting standards implemented in late 2005. The consumer loan portfolio with an average life of approximately four years has been replenished by new originations under revised standards.

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

Net Interest Income
          Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2008 was $144.6 million and $403.7 million, respectively, compared to $105.0 million and $339.7 million, respectively, for the comparable periods in 2007. On an adjusted tax equivalent basis, excluding the changes in the fair value of derivative instruments and unrealized gains and losses on SFAS 159 liabilities, net interest income for the quarter and nine-month period ended September 30, 2008 was $158.2 million and $433.9 million, respectively, compared to $114.9 million and $356.2 million, respectively, for the same periods in 2007.
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

Part I

	Average volume		Interest income (1) / expense		Average rate (1)
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Quarter ended	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Interest-earning assets:
Money market investments	$178,973	$743,628	$974	$9,418	2.17%	5.02%
Government obligations (2)	1,031,654	2,781,044	18,218	40,694	7.03%	5.81%
Mortgage-backed securities	4,809,138	2,220,250	78,214	27,954	6.47%	5.00%
Corporate bonds	6,103	7,711	143	144	9.32%	7.41%
FHLB stock	69,427	43,919	968	802	5.55%	7.24%
Equity securities	3,692	7,033	18	—	1.94%	—

Total investments (3)	6,098,987	5,803,585	98,535	79,012	6.43%	5.40%

Residential real estate loans	3,427,707	2,942,505	54,756	47,093	6.36%	6.35%
Construction loans	1,487,779	1,469,983	20,286	30,070	5.42%	8.12%
Commercial loans	5,477,213	4,767,201	74,164	90,528	5.39%	7.53%
Finance leases	372,404	384,302	7,842	8,350	8.38%	8.62%
Consumer loans	1,800,336	1,713,625	52,142	50,587	11.52%	11.71%

Total loans (4) (5)	12,565,439	11,277,616	209,190	226,628	6.62%	7.97%

Total interest-earning assets	$18,664,426	$17,081,201	$307,725	$305,640	6.56%	7.10%

Interest-bearing liabilities:
Brokered CDs	$7,643,238	$8,268,728	$73,962	$107,065	3.85%	5.14%
Other interest-bearing deposits	3,677,632	3,160,418	26,005	35,121	2.81%	4.41%
Loans payable	42,391	—	240	—	2.25%	—
Other borrowed funds	4,296,355	3,183,421	39,333	39,383	3.64%	4.91%
FHLB advances	1,212,121	671,026	10,018	9,172	3.29%	5.42%

Total interest-bearing liabilities (6)	$16,871,737	$15,283,593	$149,558	$190,741	3.53%	4.95%

Net interest income			$158,167	$114,899

Interest rate spread					3.03%	2.15%
Net interest margin					3.37%	2.67%

	Average volume		Interest income (1) / expense		Average rate (1)
Nine-Month Period Ended September 30,	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Interest-earning assets:
Money market investments	$327,451	$526,564	$6,046	$20,084	2.47%	5.10%
Government obligations (2)	1,532,736	2,715,495	75,929	120,237	6.62%	5.92%
Mortgage-backed securities	3,674,801	2,313,790	170,239	87,222	6.19%	5.04%
Corporate bonds	6,158	7,711	425	369	9.22%	6.39%
FHLB stock	65,998	43,183	3,229	2,004	6.54%	6.20%
Equity securities	4,020	9,244	29	3	0.96%	0.04%

Total investments (3)	5,611,164	5,615,987	255,897	229,919	6.09%	5.47%

Residential real estate loans	3,309,221	2,875,978	160,715	139,461	6.49%	6.48%
Construction loans	1,478,794	1,467,480	64,751	93,286	5.85%	8.50%
Commercial loans	5,360,382	4,759,132	233,065	271,231	5.81%	7.62%
Finance leases	375,460	378,134	24,238	24,929	8.62%	8.81%
Consumer loans	1,689,565	1,741,416	146,677	153,067	11.60%	11.75%

Total loans (4) (5)	12,213,422	11,222,140	629,446	681,974	6.88%	8.12%

Total interest-earning assets	$17,824,586	$16,838,127	$885,343	$911,893	6.63%	7.24%

Interest-bearing liabilities:
Brokered CDs	$7,406,242	$7,684,093	$231,883	$306,599	4.18%	5.33%
Other interest-bearing deposits	3,553,985	3,096,184	78,355	87,899	2.94%	3.80%
Loans payable	14,234	—	240	—	2.25%	—
Other borrowed funds	3,898,835	3,553,621	110,178	134,853	3.77%	5.07%
FHLB advances	1,143,851	654,482	30,738	26,370	3.59%	5.39%

Total interest-bearing liabilities (6)	$16,017,147	$14,988,380	$451,394	$555,721	3.76%	4.96%

Net interest income			$433,949	$356,172

Interest rate spread					2.87%	2.28%
Net interest margin					3.25%	2.83%

(1)	On an adjusted tax equivalent basis. The adjusted tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less Puerto Rico statutory tax rate of 39%) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative and unrealized gains or losses on SFAS 159 liabilities are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans.

(5)	Interest income on loans includes $2.5 million and $2.0 million for the third quarter of 2008 and 2007, respectively, and $7.9 million and $9.0 million for the nine-month period ended September 30, 2008 and 2007, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.

Part II

	Quarter ended September 30,			Nine-month period ended September 30,
	2008 compared to 2007			2008 compared to 2007
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:
Money market investments	$(4,825)	$(3,619)	$(8,444)	$(5,934)	$(8,104)	$(14,038)
Government obligations	(28,168)	5,692	(22,476)	(55,517)	11,209	(44,308)
Mortgage-backed securities	40,104	10,156	50,260	59,842	23,175	83,017
Corporate bonds	(34)	33	(1)	(91)	147	56
FHLB stock	407	(241)	166	1,112	113	1,225
Equity securities	(9)	27	18	(20)	46	26

Total investments	7,475	12,048	19,523	(608)	26,586	25,978

Residential real estate loans	7,623	40	7,663	21,168	86	21,254
Construction loans	234	(10,018)	(9,784)	678	(29,213)	(28,535)
Commercial loans	11,300	(27,664)	(16,364)	30,435	(68,601)	(38,166)
Finance leases	(266)	(242)	(508)	(170)	(521)	(691)
Consumer loans	2,454	(899)	1,555	(4,422)	(1,968)	(6,390)

Total loans	21,345	(38,783)	(17,438)	47,689	(100,217)	(52,528)

Total interest income	28,820	(26,735)	2,085	47,081	(73,631)	(26,550)

Interest expense on interest-bearing liabilities:
Brokered CDs	(7,667)	(25,436)	(33,103)	(10,724)	(63,992)	(74,716)
Other interest-bearing deposits	4,614	(13,730)	(9,116)	11,737	(21,281)	(9,544)
Loans payable	240	—	240	240	—	240
Other borrowed funds	11,859	(11,909)	(50)	11,550	(36,225)	(24,675)
FHLB advances	5,881	(5,035)	846	16,481	(12,113)	4,368

Total interest expense	14,927	(56,110)	(41,183)	29,284	(133,611)	(104,327)

Change in net interest income	$13,893	$29,375	$43,268	$17,797	$59,980	$77,777

          A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate of 39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by the Puerto Rico tax law.
          The presentation of net interest income excluding the effects of the changes in the fair value of derivative instruments and unrealized gains or losses on SFAS 159 liabilities provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments and unrealized gains or losses on SFAS 159 liabilities have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with interest rate swap counterparties.

          The following table reconciles interest income on an adjusted tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter ended September 30,		Nine-month period ended September 30,
(In thousands)	2008	2007	2008	2007
Interest income on interest-earning assets on a tax equivalent basis	$307,725	$305,640	$885,343	$911,893
Less: tax equivalent adjustments	(17,859)	(3,259)	(40,702)	(10,682)
Less: net unrealized loss on derivatives	(1,574)	(6,450)	(654)	(824)

Total interest income	$288,292	$295,931	$843,987	$900,387

          The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	Quarter ended September 30,		Nine-month period ended September 30,
(In thousands)	2008	2007	2008	2007
Unrealized loss on derivatives (economic undesignated hedges):
Interest rate caps	$(1,438)	$(4,594)	$(558)	$(246)
Interest rate swaps on loans	(136)	(1,856)	(96)	(578)

Net unrealized loss on derivatives (economic undesignated hedges)	$(1,574)	$(6,450)	$(654)	$(824)

          The following table summarizes the components of interest expense for the quarter and nine-month periods ended September 30, 2008 and 2007. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives and unrealized gains or losses on SFAS 159 liabilities.

	Quarter ended September 30,		Nine-month period ended September 30,
(In thousands)	2008	2007	2008	2007
Interest expense on interest-bearing liabilities	$155,965	$184,652	$470,669	$537,520
Net interest (realized) incurred on interest rate swaps	(10,263)	3,428	(30,210)	10,775
Amortization of placement fees on brokered CDs	3,856	2,661	10,935	6,919
Amortization of placement fees on medium-term notes	—	—	—	507

Interest expense excluding net unrealized (gain) loss on derivatives (economic undesignated hedges), net unrealized (gain) loss on SFAS 159 liabilities and accretion of basis adjustment	149,558	190,741	451,394	555,721
Net unrealized (gain) loss on derivatives (economic undesignated hedges) and SFAS 159 liabilities	(5,887)	161	(11,092)	7,048
Accretion of basis adjustment	—	—	—	(2,061)

Total interest expense	$143,671	$190,902	$440,302	$560,708

          The following table summarizes the components of the net unrealized gains and losses on derivatives (economic undesignated hedges) and net unrealized gains and losses on SFAS 159 liabilities which are included in interest expense.

	Quarter ended September 30,		Nine-month period ended September 30,
(In thousands)	2008	2007	2008	2007
Unrealized (gain) loss on derivatives (economic undesignated hedges):
Interest rate swaps and other derivatives on brokered CDs	$(5,669)	$(61,971)	$(31,071)	$87
Interest rate swaps and other derivatives on medium-term notes	(48)	(358)	(47)	999

Net unrealized (gain) loss on derivatives (economic undesignated hedges)	$(5,717)	$(62,329)	$(31,118)	$1,086

Unrealized (gain) loss on SFAS 159 liabilities:
Unrealized loss on brokered CDs	791	62,973	21,886	6,575
Unrealized gain on medium-term notes	(961)	(483)	(1,860)	(613)

Net unrealized (gain) loss on SFAS 159 liabilities	$(170)	$62,490	$20,026	$5,962

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and SFAS 159 liabilities	$(5,887)	$161	$(11,092)	$7,048

The following table summarizes the components of the accretion of basis adjustment which are included in interest expense for 2007:

	Quarter ended September 30,		Nine-month period ended September 30,
(In thousands)	2008	2007	2008	2007
Accretion of basis adjustment:
Interest rate swaps on medium-term notes	$—	$—	$—	$(2,061)

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
          The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of related financial instruments (i.e., brokered CDs not elected for the fair value option under SFAS 159).
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
          Effective January 1, 2007, the Corporation discontinued the use of fair value hedge accounting under SFAS 133 for interest rate swaps that hedge the Corporation’s $150 million medium-term note. The Corporation’s decision was based on the determination that the interest rate swaps were no longer effective in offsetting the changes in the fair value of the $150 million medium-term note. The basis adjustment represents the basis differential between the market value and the book value of the $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007 that was amortized or accreted based on the expected maturity of the liability as a yield adjustment. The $150 million medium-term note was redeemed prior to its maturity during the second quarter of 2007.
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
          Net interest income increased 38% to $144.6 million for the third quarter of 2008 from $105.0 million in the third quarter of 2007 and by 19% to $403.7 million for the first nine months of 2008 from $339.7 million for the same period a year ago. First BanCorp’s net interest spread and margin, on an adjusted tax equivalent basis, for the quarter and nine-month period ended September 30, 2008 were 3.03% and 3.37% and 2.87% and 3.25%, respectively, compared to 2.15% and 2.67% and 2.28% and 2.83%, respectively, for the same periods in 2007. The increase in net interest income, spread and margin reflects the effect of both changes in interest rates and changes in the mix and volume of the Corporation’s balance sheet. Net interest income benefited from lower short-term interest rates and the Corporation’s liability sensitive balance sheet position. The average rate paid by the Corporation on its interest-bearing liabilities decreased by 142 and 120 basis points during the third quarter and first nine months of 2008 when compared to same periods in 2007, mainly due to lower short-term rates and their effect on the mix of borrowings.
          The Corporation has been extending the duration of its borrowings to reduce exposure to high levels of market volatility. Since the first half of 2008 the Corporation has been replacing swapped-to-floating brokered certificates of deposit (“CDs”) that matured or were called (due to lower short-term rates) with brokered CDs that were not hedged with interest rate swaps; in this way, the Corporation locked-in current lower interest rates for longer periods. The decrease in short-term interest rates resulted in the call by counterparties of approximately $2.6 billion of interest rate swaps used by the Corporation to convert fixed-rate brokered CDs to a floating rate, during the first nine months of 2008 ($167.2 million for the third quarter of 2008). Following the cancellation of these swaps, the Corporation exercised its call option on approximately $2.5 billion swapped-to-floating brokered CDs ($129.2 million for the third quarter of 2008).
          Also, the Corporation has extended the maturity of other funding sources by, among other things, entering into long-term repurchase agreements at lower rates compared to rate levels a year ago. The comparisons against the previous year results reflect improvements in net interest spreads and margins. However, the extension of the maturity of interest bearing liabilities and increasing costs due to the current credit crisis in the U.S. financial markets could increase the Corporation’s current overall cost of funding in the foreseeable future. This possible increase in the cost of funds is expected to be offset by higher and more rational loan pricing in the markets where the Corporation operates.
          A lower overall average cost of funds is also related to the repricing of borrowings as reflected to some extent by net interest settlement income on interest rate swaps of approximately $10.3 million and $30.2 million for the third quarter and first nine months of 2008, respectively, compared to net interest settlement expenses of $3.4 million and $10.8 million, respectively, for the comparable periods in 2007. Meanwhile, interest income was adversely affected by lower yields in the loan portfolio attributable to the re-pricing of variable rate commercial and construction loans tied to short-term indexes and the increase in the balance of non-performing loans.

          The increase in net interest income was also associated with a higher volume of interest-earning assets, driven by an increase of $1.3 billion in average loans over the third quarter of 2007 and of $991.3 million over the first nine-months of 2007. This increase was driven by the growth in internal originations, in particular commercial and residential real estate loans, and to a lesser extent purchases of loans, including the acquisition of a $218 million auto loan portfolio during the third quarter of 2008 which contributed to a wider interest rate spread. The weighted-average coupon of this portfolio is approximately 10.89%, a significant spread over the average cost of funding.
          For the investments side, the drop in rates in the long end of the yield curve, as compared to previous year rates, adversely affected interest income in the first nine months of 2008 due to the early redemption through call exercises of approximately $1.2 billion of U.S. Agency debentures with an average yield of 5.87% ($18.4 million with an average yield of 5.40% for the third quarter of 2008). In spite of this, and given market opportunities, the Corporation bought U.S. government sponsored agencies MBS amounting to $3.2 billion at an average yield of 5.44% during the first half of 2008, which is significantly higher than the cost of borrowings used to finance the purchase of such assets. Also, the lack of liquidity in the financial markets has caused several call dates go by in 2008 without counterparties actions to exercise call provisions embedded in approximately $949 million of U.S. agency debentures still held by the Corporation as of September 30, 2008. The Corporation has benefited from higher than current market yields on these instruments.
          As shown on the tables above, the results of operations for the third quarter and first nine months of 2008 and 2007 were impacted by changes in the valuation of derivative instruments that economically hedge the Corporation’s brokered CDs and medium-term notes and unrealized gains and losses on SFAS 159 liabilities. The change in the valuation of derivative instruments, net unrealized gains and losses on SFAS 159 liabilities and the basis adjustment (for 2007 results) recorded as part of net interest income resulted in a net gain of $4.3 million and $10.4 million for the third quarter and first nine months of 2008, respectively, compared to a net loss of $6.6 million and $5.8 million, respectively, for the comparable periods in 2007. The results for 2008 include a net gain of $0.5 million for the third quarter and of $4.8 million for the first nine months, resulting from the reversal of the cumulative mark-to-market valuation of swaps and brokered CDs called.
          On an adjusted tax equivalent basis, net interest income, excluding the changes in the fair value of derivative instruments and unrealized gains and losses on SFAS 159 liabilities, increased by $43.3 million, or 38%, and $77.8 million, or 22%, for the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007. The increase in the adjusted tax equivalent net interest income was principally due to an increase in tax-equivalent adjustments and the declining interest rates and changes in the mix and volume of the Corporation’s balance sheet discussed above. The adjusted tax equivalent basis includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. For the third quarter and first nine months of 2008, tax-equivalent adjustments amounted to $17.9 million and $40.7 million, respectively, compared to $3.3 million and $10.7 million, respectively, for the comparable periods in 2007. The increase in tax-equivalent adjustments was mainly related to increases in the interest rate spread on tax-exempt assets due to lower short-term interest rates.
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
          For the quarter and nine-month period ended on September 30, 2008, the Corporation provided $55.3 million and $142.4 million, respectively, for loan and lease losses, as compared to $34.3 million and $83.8 million, respectively, for the same periods in 2007.
          Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
          The increase, as compared to 2007 periods, is mainly attributable to a higher volume of impaired construction and commercial loans, increases to the reserve factors for potential losses inherent in the loan portfolio, and the growth of the Corporation’s total loan portfolio.
          The Corporation has seen stress in the credit quality of, and worsening affecting its construction loan portfolio, in particular condo-conversion loans in the U.S. mainland (mainly in the state of Florida) affected by continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States. The total exposure of the Corporation to loans originally disbursed as condo-conversion loans in the United States is approximately $251 million or 2% of the total loan portfolio. A total of approximately $182.2 million of this condo conversion portfolio is considered impaired under SFAS 114 with a specific reserve of $31.4 million allocated to these impaired loans. Specific reserves of $8.1 million were recorded for impaired loans in the United States for the quarter and first nine months of 2007.
          The increase in the provision for loan losses for 2008 was significantly driven by three large impaired loan relationships, two in the United States and one in Puerto Rico, which required significant specific reserves. With respect to the United States mainland market, the Corporation recorded approximately $16.7 million in additional reserves for impaired loans during the third quarter of 2008 ($36.3 million for the first nine months of 2008), including approximately $10.0 million in the third quarter of 2008 ($22.1 million for the first nine months of 2008) for two condo-conversion loans in Miami, Florida with an aggregate outstanding principal balance of $81.7 million. With respect to the Puerto Rico market, specific reserves of approximately $17.9 million were allocated to commercial and construction loans that were identified as impaired loans during the third quarter of 2008 ($24.6 million for those identified during the first nine months of 2008), including a $4.8 million reserve allocated to a loan extended for land development and construction of a mid-rise residential housing project with an outstanding principal of $15.2 million. The construction of a second phase of this mid-rise residential project has been delayed in light of lower than expected demand due to diminished consumer purchasing power and general economic conditions. This loan is in non-accrual status as of September 30, 2008. The construction loan portfolio is affected by the deterioration in the economy because the underlying loans’ repayment capacity is dependent on the ability to attract home-purchasers and maintain housing prices.
          To a lesser extent, the Corporation also increased its reserve factors for the residential mortgage and construction loan portfolio from 2007 level to account for the increased credit risk tied to recessionary conditions in Puerto Rico’s economy. Puerto Rico’s economy has been in a recession for about three years caused by, among other things, increases in utility costs, gasoline prices and highway toll charges, the implementation of sales taxes and periodic impasses between the executive and the legislative branches of the Commonwealth. The above conditions, together with a recession looming also in the U.S. mainland and rising food prices, will continue to adversely affect the economy in Puerto Rico. The Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland, but there is a lower demand due to the diminished consumer purchasing power. Recent decreases in oil prices should provide a relief to consumers and should immediately impact the consumers’ purchasing power positively.

     Refer to the discussions under “Financial Condition and Operating Analysis — Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure to the geographic areas where the Corporation does business.
Non-Interest Income

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In thousands)
Other service charges on loans	$1,612	$1,290	$4,343	$5,499
Service charges on deposit accounts	3,170	3,160	9,725	9,536
Mortgage banking activities	1,231	1,125	2,354	2,238
Rental income	583	620	1,705	1,953
Insurance income	2,631	2,681	7,910	8,255
Other operating income	5,208	3,088	14,266	9,487

Non-interest income before net (loss) gain on investments, insurance reimbursement and other agreements related to a contingency settlement, net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution and gain on sale of credit card portfolio	14,435	11,964	40,303	36,968

Gain on VISA shares and other proceeds	132	—	9,474	—
Net (loss) gain on sale of investments	—	(750)	6,661	(1,482)
Impairment on investments	(696)	(2,369)	(1,185)	(5,232)

Net (loss) gain on investments	(564)	(3,119)	14,950	(6,714)
Insurance reimbursement and other agreements related to a contingency settlement	—	15,075	—	15,075
Gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	—	—	2,497
Gain on sale of credit card portfolio	—	—	—	2,819

Total	$13,871	$23,920	$55,253	$50,645

          Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; and net gains and losses on investments and impairments.
          Other service charges on loans consist mainly of service charges on credit card-related activities and other non-deferrable fees.
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
          Non-interest income decreased 42% to $13.9 million for the third quarter of 2008 from $23.9 million for the same period a year ago. The financial results for the third quarter of 2007 included an income recognition of $15.1 million in connection with an agreement reached with insurance carriers and former executives for indemnity of expenses related to the class action lawsuit brought against the Corporation that was settled in 2007. Excluding this transaction, non-interest income increased by $5.0 million as compared to the third quarter of 2007 due to a combination of factors, including lower other-than-temporary impairment charges on equity securities, an increase in point of sale (POS) and ATM interchange fee income, and an increase in fee income from cash management services provided to corporate customers.
          For the third quarter of 2008, other-than-temporary impairment charges on equity securities amounted to $0.7 million, compared to a $2.4 million charge recorded for the same period a year ago. Most of the Corporation’s investment portfolio is comprised of fixed-rate MBS issued or guaranteed by FNMA, FHLMC or GNMA and U.S. agency senior debt obligations. Thus, payment of a substantial portion is secured by mortgages and guaranteed by a U.S. government sponsored entity or backed by the full faith and credit of the U.S. government. In connection with the placement of FNMA and FHLMC into conservatorship by the U.S. Treasury in September 2008, the Treasury entered into agreements to invest up to approximately $100 billion in each agency to, among other things, protects debt and mortgage-backed securities of the agencies. The fluctuation in non-interest income, as compared to the same period in 2007, also reflects the absence of sales of investment securities during the third quarter of 2008 compared to a loss of $0.8 million recorded for the same period of 2007 on the sale of certain low-yielding U.S. Treasury securities and U.S. sponsored agency MBS as part of the repositioning strategy of the investment portfolio.
          POS and ATM interchange fee income increased by approximately $0.7 million, as compared to the third quarter of 2007, based on a change in the calculation of interchange fees charged between financial institutions in Puerto Rico from a fixed fee calculation to a percentage of the sale amount since the latter part of 2007. Fee income from cash management services provided to corporate customers increased by $0.3 million for the third quarter of 2008, as compared to the same period a year ago, positively affected by lower short-term interest rates.
          First BanCorp’s non-interest income for the first nine months of 2008 amounted to $55.3 million, compared to $50.6 million for the same period in 2007. Aside from the items mentioned above, the increase in non-interest income was mainly attributable to a one-time gain of $9.3 million on the sale of part of the Corporation’s investment in VISA, Inc. in connection with VISA’s initial public offering, together with a realized gain of $6.9 million on the sale of approximately $242 million of 5.5% FNMA fixed-rate MBS during the first quarter of 2008. Also, on a comparative basis to the first nine months of 2007, non-interest income was favorably affected by the lower other-than-temporary impairment charges on investment securities that decreased to $1.2 million for the first nine months of 2008 compared to an impairment charge of $5.2 million recorded in the first nine months of 2007. POS and ATM interchange fee income increased by approximately $1.8 million for the first nine months of 2008, as compared to the same period in 2007, and fee income from cash management services increased by $0.75 million for such period. The impact of these transactions was partially offset, when compared to the first nine months of 2007, by the aforementioned $15.1 million income recognition for reimbursement of expenses related to the class action lawsuit settled in 2007, and gains of $2.8 million on the sale of a credit card portfolio and $2.5 million on the partial extinguishment and re-characterization of a secured commercial loan to a local financial institution that were recognized in the first nine months of 2007.
Non-Interest Expenses
          The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In thousands)
Employees’ compensation and benefits	$35,629	$33,995	$106,949	$103,719
Occupancy and equipment	15,647	14,970	46,167	43,848
Deposit insurance premium	2,967	3,705	7,658	4,389
Other taxes, insurance and supervisory fees	5,488	5,592	16,740	15,633
Professional fees — recurring	1,900	3,628	10,080	10,373
Professional fees — non-recurring	824	845	2,622	6,105
Servicing and processing fees	2,685	1,672	7,654	5,047
Business promotion	4,083	2,973	13,150	12,767
Communications	2,173	1,999	6,696	6,396
Foreclosure-related expenses	5,626	588	12,054	1,129
Other	5,354	4,984	16,556	18,364

Total	$82,376	$74,951	$246,326	$227,770

          Non-interest expenses increased 10% to $82.4 million for the third quarter of 2008 from $75.0 million for the same period a year ago and by 8% to $246.3 million for the first nine months of 2008 from $227.8 million for the first nine months of 2007. Expenses increased primarily due to higher foreclosure-related expenses, employee compensation and benefits, business promotion, occupancy and equipment expenses and data processing fees partially, offset by a decrease in professional fees.
          Foreclosure-related expenses increased by approximately $5.0 million and $10.9 million for the third quarter and first nine months of 2008, respectively, as compared to the same periods a year ago mainly due to a higher inventory of repossessed properties and charges in connection with valuation adjustments and realized losses on the sale of foreclosed properties in Puerto Rico, together with an increase in repairs, legal expenses, and management fees paid in connection with foreclosures of properties in the United States (mainly condo-conversion projects in the state of Florida).
          Employees’ compensation and benefit expenses increased by $1.6 million and by $3.2 million for the third quarter and first nine months of 2008, respectively, as compared to the same periods a year ago, primarily due to a higher average compensation and related fringe benefits, partially offset by a decrease in expenses related to the fair value of stock options granted to employees. During the first quarter of 2007, the Corporation recorded $2.8 million in stock-based compensation expense; no stock options were granted during 2008. The Corporation’s total headcount has decreased as compared to December 31, 2007 as a result of the voluntary separation program completed earlier in the year and reductions by attrition. These decreases have been partially offset by increases due to the acquisition of the Virgin Islands Community Bank (“VICB”) in the first quarter of 2008 and to reinforcement of audit and credit risk management personnel.
          Business promotion expenses increased by $1.1 million and by $0.4 million for the third quarter and first nine months of 2008, respectively, as compared to the same periods a year ago. The Puerto Rico financial services market is highly competitive and requires investment in marketing efforts. The increase in expenses incurred during 2008 supports initiatives directed to increase the Corporation’s deposit base and mortgage loan originations as well as expenses incurred in customer satisfaction and brand awareness studies.
          Occupancy and equipment expenses, including data processing expenses, increased by $1.7 million and $4.9 million for the third quarter and first nine months of 2008, respectively, as compared to the same periods a year ago primarily to support the expansion of the Corporation’s operations as well as increases in utility costs.
          Professional fees decreased by $1.7 million and $3.8 million during the third quarter and first nine months of 2008, respectively, as compared to the same periods a year ago. The decrease was primarily attributable to lower legal, accounting and consulting fees due to, among other things, the conclusion of the process to file all required reports under the federal securities laws and the settlement of legal and regulatory matters.
          For the first nine months of 2008, other expenses decreased by $1.8 million, compared to the first nine months of 2007. The decrease reflects the impact of approximately $3.3 million in costs associated with capital raising efforts recorded in the first half of 2007. This was partially offset by a higher provision for sundry losses and an increase in the amortization of core deposit intangibles, mainly due to the acquisition of VICB in the first quarter of 2008.
          Notwithstanding the above mentioned increases in non-interest expenses, the Corporation’s efficiency ratio for the third quarter and first nine months of 2008 was 51.97% and 53.67%, respectively, compared to 58.13% and 58.35% for the same periods a year ago, as the Corporation has been able to continue the expansion of its operations without incurring substantial additional operating expenses.
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
          For the quarter ended September 30, 2008, the Corporation recorded an income tax benefit of $3.7 million, compared to an income tax expense of $5.6 million recorded for the same period in 2007. The fluctuation is mainly related to a lower current income tax provision due to higher tax-exempt income.
          For the first nine months of 2008, the Corporation recognized an income tax benefit of $21.0 million compared to an income tax expense of $18.0 million for the same period in 2007. The positive fluctuation on the financial results was mainly due to two non-ordinary transactions: (i) a reversal of $10.6 million of Unrecognized Tax Benefits (“UTBs”) during the second quarter of 2008 for positions taken on income tax returns recorded under the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” as explained below, and (ii) the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that establishes a multi-year allocation schedule for deductibility of the payment of $74.25 million made by the Corporation during 2007 to settle the securities class action suit. Also, the current income tax provision was lower, excluding the reversal of the FIN 48 contingency, due to higher tax-exempt income. A significant portion of the increase in revenues was associated with exempt operations conducted through the international banking entity, FirstBank Overseas Corporation.
          During the second quarter of 2008, the Corporation reversed UTBs by approximately $7.1 million and accrued interest of $3.5 million as a result of a lapse of the applicable statute of limitations for the 2003 taxable year. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. For the outstanding UTBs, the Corporation cannot make any reasonably reliable estimate of the timing of future cash flows or changes, if any, associated with such obligations.
          As of September 30, 2008, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $6.6 million, compared to a valuation allowance of $4.9 million as of December 31, 2007. As of September 30, 2008, the deferred tax asset, net of the valuation allowance of $6.6 million, amounted to approximately $115.0 million compared to $90.1 million, net of the valuation allowance of $4.9 million as of December 31, 2007.
          For additional information relating to income taxes, see Note 16 in the accompanying notes to the unaudited interim consolidated financial statements.

          FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Loan Production
          First BanCorp relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation supplements its residential mortgage loan originations with wholesale servicing released mortgage loan purchases from mortgage bankers. The Corporation manages its construction and commercial loan originations through a centralized unit and most of its originations come from existing customers as well as through referrals and direct solicitations. For commercial loan originations, the Corporation also has regional offices to provide services to designated territories.
          Total loan production, including purchases, for the quarter and nine-month period ended September 30, 2008 was $1.2 billion and $3.2 billion, respectively, compared to $860.3 million and $2.8 billion, respectively, for the comparable periods in 2007. The increase in loan production was mainly due to increases in commercial and residential real estate mortgage loan originations and to the purchase of a $218 million auto loan portfolio during the third quarter of 2008.
          The following table details the First BanCorp’s loan production for the periods indicated:

	Quarter ended September 30,		Nine-month period ended
(In thousands)	2008	2007	2008	2007
Residential real estate	$168,808	$155,331	$560,168	$475,032
Commercial and construction	603,542	514,733	1,941,416	1,676,614
Finance leases	29,131	28,651	87,217	111,796
Consumer (1)	374,556	161,605	652,193	504,393

Total loan production	$1,176,037	$860,320	$3,240,994	$2,767,835

(1)	Includes the purchase of a $218 million auto loan portfolio during the third quarter of 2008.
          Residential Real Estate Loans
     Residential mortgage loan production for the third quarter and first nine months of 2008 increased by $13.5 million, or 9%, and $85.1 million, or 18%, respectively, compared to the same periods in 2007. These loans are mainly fully amortizing fixed-rate loans. The residential mortgage loan production was favorably affected by recent legislation approved by the Puerto Rico Government (Act 197) which provides credits to lenders and borrowers when individuals purchase certain new or existing homes.
     The incentives are as follows: (a) for a new constructed home that will constitute the individual’s principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for new constructed homes that will not constitute the individual’s principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes, a credit of 10% of the sales price or $10,000, whichever is lower.
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
          Loan originations of the Corporation covered by Act 197 amounted to approximately $18.2 million and $80.9 million for the third quarter and first nine months of 2008, respectively. The increase in residential mortgage loans was also related to higher purchases through the Corporation’s Partners in Business program as explained below, which amounted to $164.5 million for the first nine months of 2008, compared to $147.8 million for the comparable period in 2007.
          Residential real estate loans represent 17% of total loans originated and purchased for the first nine months of 2008. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. The Corporation continues to commit substantial resources to this operation with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage Realty Group focuses on building relationships with realtors by providing resources, office amenities and personnel to assist real estate brokers in building their individual businesses and closing transactions. FirstMortgage’s multi-channel strategy has proven to be effective in capturing business.
          The Corporation has not been active in subprime or adjustable rate mortgage loans (“ARMs”), nor has it been exposed to collateral debt obligations or other types of exotic products that aggravated the current financial crisis in the United States. More than 90% of the Corporation’s outstanding balance in its residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans
          Commercial and Construction Loans
          Commercial and construction loan production for the third quarter and first nine months of 2008 increased by $88.8 million, or 17%, and by $264.8 million, or 16%, compared to the same periods in 2007. The increase in commercial and construction loan production was experienced mainly in Puerto Rico. Commercial loan originations in Puerto Rico increased by approximately $382.3 million for the first nine months of 2008, as compared to the same period in 2007. Commercial originations include floor plan lending activities which depends on inventory levels (autos) financed and their turnover. Floor plan originations amounted to approximately $545.1 million for the first nine months of 2008, compared to $528.3 million for the same period a year ago. This was partially offset by lower construction loan originations in the United States, which decreased by $91.4 million for the first nine months of 2008, as compared to the first nine months of 2007 due to the slowdown in the U.S. housing market and the strategic decision by the Corporation to reduce its exposure to condo-conversion loans on its Miami Corporate Banking operations. Also, there was a decrease in construction loan originations in Puerto Rico due to current weakening economic conditions.
          Commercial loan originations come from existing customers as well as through referrals and direct solicitations. The Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle-market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. The Corporation has expanded its distribution network and participation in the commercial loans middle-market segment by focusing on customers with financing needs in amounts up to $5 million. The Corporation has 5 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
          Consumer Loans
          Consumer loan originations are principally driven through the Corporation’s retail network. For the third quarter and first nine months of 2008, consumer loan originations increased by $213.0 million and by $147.8 million, compared to the same periods in 2007. The increase was related to the purchase of a $218 million auto loan portfolio from Chrysler Financial Services Caribbean, LLC (“Chrysler”) in July 2008. Aside from this transaction, the consumer loan production decreased for the third quarter and first nine months of 2008 by $5.3 million, or 3%, and by $70.5 million, or 14%, compared to the same periods in 2007, mainly due to adverse economic conditions in Puerto Rico.
          Finance Leases
          For the third quarter of 2008, finance lease originations remained flat as compared to the same period a year ago. For the first nine months of 2008, finance lease originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $24.6 million, or 22%, as compared to the same period in 2007, also affected by adverse economic conditions in Puerto Rico.
Assets
          Total assets as of September 30, 2008 amounted to $19.3 billion, an increase of $2.1 billion compared to total assets as of December 31, 2007. The Corporation’s loan portfolio increased by $913.4 million (before the allowance for loan and lease losses) driven by new originations and the purchase of the $218 million auto loan portfolio during the third quarter of 2008. Also, the increase in total assets is attributable to the purchase of approximately $3.2 billion of U.S. government agency fixed-rate MBS during the first half of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and replace the $1.2 billion of U.S. Agency debentures called by counterparties. The Corporation increased its cash and money market investments by $66.2 million in part as a precautionary measure given the current crisis in the financial markets.
Loan Portfolio
          The composition of the Corporation’s loan portfolio, including loans held for sale, for the periods indicated is as follows:

	September 30,	December 31,
(In thousands)	2008	2007
Residential real estate loans	$3,470,802	$3,164,421

Commercial loans:
Construction loans	1,478,076	1,454,644
Commercial real estate loans	1,422,899	1,279,251
Commercial loans	3,602,123	3,231,126
Loans to local financial institutions collateralized by real estate mortgages	579,305	624,597

Commercial loans	7,082,403	6,589,618

Finance leases	371,982	378,556

Consumer and other loans	1,787,915	1,667,151

Total loans	$12,713,102	$11,799,746

          As of September 30, 2008, the Corporation’s total loans increased by $913.4 million, when compared with the balance as of December 31, 2007. The increase in the Corporation’s total loans primarily relates to new loans originated, in particular residential real estate and commercial loans and the aforementioned purchase of a $218 million auto loan portfolio.
          Of the total gross loan portfolio of $12.7 billion as of September 30, 2008, approximately 80% has credit risk concentration in Puerto Rico, 12% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin	United
As of September 30, 2008	Rico	Islands	States (1)	Total
	(In thousands)
Residential real estate loans, including loans held for sale	$2,601,167	$449,863	$419,772	$3,470,802

Construction loans	779,028	165,627	533,421	1,478,076
Commercial real estate loans	868,188	74,410	480,301	1,422,899
Commercial loans	3,428,878	134,434	38,811	3,602,123
Loans to local financial institutions collateralized by real estate mortgages	579,305	—	—	579,305

Total commercial loans	5,655,399	374,471	1,052,533	7,082,403

Finance leases	371,982	—	—	371,982

Consumer loans	1,607,679	134,506	45,730	1,787,915

Total loans, gross	$10,236,227	$958,840	$1,518,035	$12,713,102
Allowance for loan and lease losses	(195,100)	(9,434)	(56,636)	(261,170)

	$10,041,127	$949,406	$1,461,399	$12,451,932

(1)	United States loan portfolio include approximately $251.2 million of loans originally disbursed as condo-conversion loans, for which a reserve of $31.4 million was allocated as of September 30, 2008.
          Residential Real Estate Loans
          As of September 30, 2008, the Corporation’s residential real estate loan portfolio increased by $306.4 million, or 10%, as compared to the balance as of December 31, 2007. The Corporation has diversified its loan portfolio by increasing the concentration of residential real estate loans. More than 90% of the Corporation’s outstanding balance of residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans.
          Commercial and Construction Loans
          As of September 30, 2008, the Corporation’s commercial and construction loan portfolio increased by $492.8 million, as compared to the balance as of December 31, 2007. The Corporation has been able to grow its portfolio with new originations from corporate customers as well as commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
          The Corporation’s largest loan concentration as of September 30, 2008 in the amount of $354.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. Together with the Corporation’s next largest loan concentration of $224.7 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G Financial”), the Corporation’s total loans granted to these mortgage originators amounted to $579.3 million as of September 30, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loans-to-one borrower limit). The Corporation has continued working on the reduction of its exposure to both financial institutions.
          The Corporation’s construction lending volume has decreased due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Miami Corporate Banking operations and is closely evaluating market conditions and opportunities in Puerto Rico. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the United States real estate market. As of September 30, 2008, approximately $43.3 million of loans originally disbursed as condo-conversion construction loans have been reverted to income-producing loans. Given more conservative underwriting standards of the banks in general and a reduction of market participants in the lending business, the Corporation believes that the rental market will grow and rental properties will hold their values.
          The composition of the Corporation’s construction loan portfolio as of September 30, 2008 by category and geographic location follows:

	Puerto	Virgin	United
As of September 30, 2008	Rico	Islands	States	Total
	(In thousands)
Loans for residential housing projects:
High-rise (1)	$168,647	$—	$559	$169,206
Mid-rise (2)	108,510	4,842	46,564	159,916
Single-family detach	105,291	2,376	45,687	153,354

Total for residential housing projects	382,448	7,218	92,810	482,476

Construction loans to individuals secured by residential properties	14,680	40,032	—	54,712
Condo-conversion loans (3)	—	—	207,835	207,835
Loans for commercial projects	184,328	81,044	23,624	288,996
Bridge and Land loans	170,753	37,794	209,392	417,939
Working capital	31,004	—	—	31,004

Total before net deferred fees and allowance for loan losses	783,213	166,088	533,661	1,482,962
Net deferred fees	(4,185)	(461)	(240)	(4,886)

Total construction loan portfolio, gross	779,028	165,627	533,421	1,478,076
Allowance for loan losses	(22,122)	(1,292)	(48,553)	(71,967)

Total construction loan portfolio, net	$756,906	$164,335	$484,868	$1,406,109

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of two projects that represent approximately 75% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings up to 7 stories.

(3)	During the third quarter of 2008, approximately $43.3 million of loans originally disbursed as condo-conversion construction loans have been formally reverted to income-producing loans and included as part of the commercial real estate portfolio.
          The following table presents further information on the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2008:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$537,247

Construction loans in non-accrual status	$72,203

Net charge offs — Construction loans (1)	$7,333

Allowance for loan losses — Construction loans	$71,967

Non-performing construction loans to total construction loans	4.88%

Allowance for loan losses — construction loans to total construction loans	4.87%

Net charge-offs (annualized) to total average construction loans (1)	0.66%

(1)	Includes charge-offs of $6.2 million related to the repossession and sale of impaired loans in the Miami Corporate Banking operations.

          The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300K	$82,187
$300K-$600k	162,242
Over $600k	138,019

$382,448

          Consumer Loans
          As of September 30, 2008, the Corporation’s consumer loan portfolio increased by $120.8 million, as compared to the portfolio balance as of December 31, 2007. This is mainly the result of the above noted acquisition of a $218 million auto loan portfolio from Chrysler. Excluding this transaction, the consumer loan portfolio decreased by over $90 million since December 31, 2007 mainly due to repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first nine months of 2008. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans that amounted to $40.8 million for the first nine months of 2008, as compared to $48.1 million for the same period a year ago. The decrease in net charge offs as compared to 2007 is attributable to the changes in underwriting standards implemented in late 2005 and as a consumer loan portfolio with an average life of approximately four years has been replenished by new originations under these revised standards.
          Finance Leases
          As of September 30, 2008, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $6.6 million as compared to the portfolio balance as of December 31, 2007. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities
          As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio, other than short-term money market investments, as of September 30, 2008 amounted to $5.8 billion, an increase of $1.2 billion when compared with the investment portfolio as of December 31, 2007. The increase in investment securities was mainly due to the previously discussed purchase of approximately $3.2 billion of U.S. government sponsored agency fixed-rate MBS during the first half of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and mitigate the impact of $1.2 billion U.S. Agency debentures called by counterparties. The Corporation also sold approximately $242 million of MBS in the first quarter of 2008 as a spike and subsequent contraction in the yield spread during the first quarter provided an opportunity to sell the MBS at a gain.
          Over 91% of the Corporation’s carrying amount in the securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency mortgage-backed securities (mainly FNMA and FHLMC fixed-rate securities). As of September 30, 2008 the Corporation had $4.3 billion and $0.9 billion in FNMA and FHLMC mortgage-backed securities and debt securities, respectively, representing 85% of the total investment portfolio. The Corporation’s investment in equity securities is minimal and none of its equity securities is related to U.S. financial institutions that recently failed.

The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	September 30,	December 31,
(In thousands)	2008	2007
Money market investments	$294,118	$183,136

Investment securities held-to-maturity:
U.S. Government and agencies obligations	948,904	2,365,147
Puerto Rico Government obligations	22,920	31,222
Mortgage-backed securities	760,232	878,714
Corporate bonds	2,000	2,000

	1,734,056	3,277,083

Investment securities available-for-sale:
U.S. Government and agencies obligations	—	16,032
Puerto Rico Government obligations	36,637	24,521
Mortgage-backed securities	3,976,720	1,239,169
Corporate bonds	2,397	4,448
Equity securities	1,195	2,116

	4,016,949	1,286,286

Other equity securities	60,796	64,908

Total investments	$6,105,919	$4,811,413

     Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	September 30,	December 31,
(In thousands)	2008	2007
Held-to-maturity
FHLMC certificates	$9,098	$11,274
FNMA certificates	751,134	867,440

	760,232	878,714

Available-for-sale
FHLMC certificates	1,949,117	158,953
GNMA certificates	338,597	44,340
FNMA certificates	1,579,280	902,198
Mortgage pass-through certificates	109,726	133,678

	3,976,720	1,239,169

Total mortgage-backed securities	$4,736,952	$2,117,883

The carrying values of investment securities classified as available-for-sale and held-to-maturity as of September 30, 2008 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
U.S. Government and agencies obligations	$948,904	5.77

Due after ten years	948,904	5.77

Puerto Rico Government obligations
Due within one year	4,635	6.17
Due after one year through five years	10,329	4.51
Due after five years through ten years	24,176	5.84
Due after ten years	20,417	5.35

	59,557	5.47

Corporate bonds
Due after five years through ten years	520	7.70
Due after ten years	3,877	6.85

	4,397	6.95

Total	1,012,858	5.76

Mortgage-backed securities	4,736,952	5.30
Equity securities	1,195	1.94

Total investment securities — available-for-sale and held-to-maturity	$5,751,005	5.38

          Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $1.2 billion of U.S. Agency debentures with an average yield of 5.87% were called during the first nine months of 2008. However, given market opportunities, the Corporation bought U.S. government sponsored agencies MBS amounting to $3.2 billion at an average yield of 5.44% during the first half of 2008, which is significantly higher than the cost of borrowings used to finance the purchase of such assets. As of September 30, 2008, there are still approximately $0.9 billion in U.S. agency debentures with embedded calls. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might affect net interest income in the future. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.
RISK MANAGEMENT
          The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp’s business is subject to eight broad categories of risks: (1) liquidity risk, (2) interest rate risk, (3) market risk, (4) credit risk, (5) operational risk, (6) legal and compliance risk, (7) reputation risk, and (8) contingency risk. First BanCorp has adopted policies and procedures designed to identify and manage risks to which the Corporation is exposed, specifically those relating to liquidity risk, interest rate risk, credit risk, and operational risk.

          The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2007 Annual Report on Form 10-K.
Liquidity and Capital Adequacy
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
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and nonbanking subsidiaries. The second is the liquidity of the banking subsidiaries. The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The Management’s Investment and Asset Liability Committee of the Corporation (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Risk Officer, the Wholesale Banking Executive, the Risk Manager of the Treasury and Investments Division, the Financial Risk Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitors liquidity availability on a daily basis and reviews liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position.
     In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, the Corporation conducts its liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maintaining direct relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets when, and if, requirements warrant.
     The Corporation develops and maintains contingency funding plans for both the parent company and bank liquidity positions. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it will be able to operate through periods of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. In the Contingency Funding Plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining its current funding position, thereby ensuring the ability to honor its commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of banking business. Three different scenarios are defined in the Contingency Funding Plan: local market event, credit rating downgrade, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.
     The Corporation maintains a basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) in excess of a 5% self-imposed minimum limit amount over total assets. As of September 30, 2008, the basic surplus ratio of approximately 10.9% included un-pledged assets, FHLB lines of credit, collateral pledged at the FED Discount Window Program, and cash. Un-pledged assets as of September 30,

2008 are mainly composed of U.S. Agency fixed rate debentures, money market investments and mortgage-backed securities totaling $1.2 billion, which can be sold under agreements to repurchase. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations; and does not include them in the basic surplus computation. The financial market disruptions that began in 2007, and became exacerbated in 2008, continued to impact the financial services sector and may affect access to regular and customary sources of funding, including repurchase agreements, as counterparties may not be willing to enter into additional agreements in order to protect their liquidity. However, the Corporation has taken direct actions to enhance its liquidity positions and to safeguard the access to credit. Such initiatives include, among other things, the posting of additional collateral and thereby increasing its borrowing capacity with the FHLB and the FED through the Discount Window Program, the issuance of additional brokered CDs to increase its liquidity levels and the extension of its borrowing maturities to reduce exposure to high levels of market volatility. The Corporation understands that current conditions of liquidity and credit limitations could continue to be observed well into 2009. Thus, the Corporation will continue to monitor the different alternatives available under programs announced by the FED and the FDIC such as the Term Auction Facility (TAF) for short-term loans, expansions to qualifying collateral that the government will loan against, including commercial paper, guarantees of new issuances of senior unsecured debts and the issuance of preferred stock under the Troubled-Asset Relief Program (TARP).
     Sources of Funding
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB, the FED Discount Window Program, and other unsecured lines established with financial institutions. The Credit Committee of the Board of Directors reviews credit availability on a regular basis. In the past, the Corporation has securitized and sold mortgage loans as a supplementary source of funding. Commercial paper has also provided additional funding as well as long-term funding through the issuance of notes and long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.
     Recent initiatives by the FED to ease the credit crisis have included, among other things, cuts to the discount rate, the availability of the TAF to provide short-term loans to banks and expanding the qualifying collateral it will lend against, to include commercial paper. Meanwhile the FDIC announced a program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The FDIC also raise the cap on deposit insurance coverage from $100,000 to $250,000 until December 31, 2009. Additional actions include the announcement of a federal government program to purchase stock in private U.S. financial firms, including banks. These actions made the federal government a viable source of funding in the current environment.
The Corporation’s principal sources of funding are:
Brokered CDs - A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs increased from $7.2 billion at year end 2007 to $8.4 billion at September 30, 2008. The Corporation has been issuing brokered CDs to finance its lending activities, pay off repurchase agreements issued to finance the purchase of MBS in the first half of 2008, accumulate additional liquidity due to current market volatility, and extend the maturity of its borrowings.
In the event that the Corporation’s Bank subsidiary falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace funding through this source. The Bank currently complies and exceeds the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. The average term to maturity of the retail brokered CDs outstanding as of September 30, 2008 is approximately 3 years. Approximately 28% of the principal value of these certificates is callable at the Corporation’s option.
          The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Demand for brokered CDs has recently increased as a result of the move by investors from riskier investments, such as equities, to federally guaranteed instruments such as brokered CDs and the recent increase in FDIC deposit insurance from $100,000 to $250,000.
          The following table presents a maturity summary of CDs with denominations of $100,000 or higher as of September 30, 2008.

(In thousands)	Total
Three months or less	$1,762,077
Over three months to six months	1,222,191
Over six months to one year	1,912,439
Over one year	4,503,666

Total	$9,400,373

          Certificates of deposits with principal amounts of $100,000 or more include brokered deposits issued in the form of large ($100,000 or more) certificates of deposit that have been participated out by the broker in shares of less that $100,000.
Retail deposits - The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Refer to “Note 10 — Deposits” in the accompanying notes to the unaudited interim consolidated financial statements for further details. Total deposits, excluding brokered CDs, increased from $3.9 billion at December 31, 2007 to $4.5 billion at September 30, 2008 mainly driven by an increase in money market accounts and non-time deposits as a result of direct campaigns and cross-selling strategies.
Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2008 and 2007.
Securities sold under agreements to repurchase - The growth of the Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $3.3 billion at September 30, 2008, compared with $2.9 billion at December 31, 2007. One of the Corporation’s strategies is the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost at reasonable levels. Of the total of $3.3 billion repurchase agreements outstanding as of September 30, 2008, approximately $2.2 billion consist of structured repos and $600 million of long-term repos. The access to this type of funding has been affected by the current liquidity problems in the financial markets as certain counterparties are not willing to enter into additional repurchase agreements and the capacity to extend the term of maturing repurchase agreements has been reduced. Refer to Note 12 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties recently arising from write-downs in valuations.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of September 30, 2008, the outstanding balance of FHLB advances was $986.0 million, compared to $1.1 billion as of December 31, 2007. Approximately $442.0 million of outstanding advances from the FHLB matured over one year. As part of its precautionary initiatives to safeguard access to credit, the Corporation increased its capacity under FHLB credit facilities by posting additional collateral and, as of September 30, 2008, it had $803 million available for additional borrowings.
FED Discount window — As of September 30, 2008, the Corporation had $300 million outstanding in short-term borrowings from the FED Discount Window. FED initiatives to ease the credit crisis have included cuts to the discount rate, which was lowered from 5.75% to 1.75% through nine separate actions since September 2007, and adjustments to previous practices to facilitate financing for longer periods. This make the FED Discount Window a viable source of funding given current market conditions. The Corporation had pledged U.S. government agency fixed-rate MBS on this short-term borrowing channel and recently has increased its capacity by posting additional collateral with the FED. As of September 30, 2008, the Corporation had $180 million available for use through the FED Discount Window Program.
Credit Lines — The Corporation maintains unsecured and un-committed lines of credit with other banks. As of September 30, 2008, the Corporation’s total unused lines of credit with other banks amounted to $220 million. The Corporation has not used these lines of credit.
     Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, the Corporation has entered in previous years into several financing transactions to diversify its funding sources, including the issuance of notes payable and Junior subordinated debentures as part of its longer-term liquidity and capital management activities. The Corporation continues to evaluate its financing options, including available options resulting from recent federal government initiatives to deal with the crisis in the financial markets.
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing brokered CDs and borrowings. Over the last four years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc., with the goal of becoming a leading institution in the highly competitive residential mortgage loans market. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 27% at September 30, 2008. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. Recent disruptions in the credit markets and a reduced investors’ demand for mortgage debt have adversely affected the liquidity of the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. In connection with the placement of FNMA and FHLMC into conservatorship by the U.S. Treasury in September 2008, the Treasury entered into agreements to invest up to approximately $100 billion in each agency.

     Credit Ratings
     FirstBank’s long-term senior debt rating is currently rated Ba1 by Moody’s Investor Service (“Moodys”) and BB+ by Standard & Poor’s (“S&P”), one notch under their definition of investment grade. Fitch Ratings Ltd. (“Fitch”) has rated the Corporation’s long-term senior debt a rating of BB, which is two notches under investment grade. However, the credit ratings outlook for Moody’s and S&P are stable while Fitch’s is still negative. The Corporation does not have any outstanding debt or derivative agreements that would be affected by a credit downgrade. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Any future downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, any change in credit ratings may affect the fair value of certain liabilities and unsecured derivatives which considered the Corporation’s own credit risk as part of the valuation.
     Cash Flows
     Cash and cash equivalents was $445.2 million and $611.5 million at September 30, 2008 and 2007, respectively. These balances increased by $66.2 million and $42.7 million from December 31, 2007 and 2006, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2008 and 2007.
     Cash Flows from Operating Activities
     First BanCorp’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes cash flows from operations, available cash balances and the Corporation’s ability to generate cash through short- and long-term borrowings will be sufficient to fund the Corporation’s operating liquidity needs.
     For the nine months ended September 30, 2008, net cash provided by operating activities was $142.8 million. Net cash generated from operating activities was higher than net income largely as a result of adjustments for operating items such as the provision for loan and lease losses and depreciation and amortization.
     For the nine months ended September 30, 2007, net cash provided by operating activities was $36.6 million, which was lower than net income as a result of: (i) the monetary payment of $74.25 million during the third quarter of 2007 for the settlement of the class action brought against the Corporation relating to the accounting for mortgage-related transactions that led to the restatement of financial statements for years 2000 through 2004, and (ii) non-cash adjustments, including the accretion and discount amortizations associated to the Corporations’ investment portfolio.
Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and its available-for-sale and held-to-maturity investment portfolios. For the nine months ended September 30, 2008, net cash of $2.2 billion was used in investing activities, primarily for purchases of available-for-sale investment securities as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and mitigate the impact of investments securities, mainly U.S. Agency debentures, called by counterparties prior to maturity, for loan originations disbursements and for the purchase of a $218 million auto loan portfolio. Partially offsetting these uses of cash were proceeds from sales and maturities of available-for-sale securities as well as proceeds from held-to-maturity securities called during 2008; proceeds from sales of loans and the non-recurrent gain on the mandatory redemption of part of the Corporation’s investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.

     For the nine months ended September 30, 2007, net cash provided by investing activities was $210.2 million, primarily from collections on loans, sales and maturities of investment securities and residential mortgage loans. Partially offsetting these cash proceeds were cash used for loan origination disbursements and purchases of held to maturity securities.
Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation pays monthly dividends on its preferred stock and quarterly dividends on its common stock. In the first nine months of 2008, net cash provided by financing activities was $2.1 billion due to increases in its deposit base, including brokered CDs to finance lending activities; the use of the FED Discount Window Program to further increase liquidity levels; and increases in securities sold under repurchase agreements to finance the Corporation’s securities inventory. Partially offsetting these cash proceeds was the payment of cash dividends.
     In the first nine months of 2007, net cash used in financing activities was $204.1 million due to a net decrease in securities sold under repurchase agreements aligned with the Corporation’s decrease in investments securities that resulted from maturities and prepayments received and the Corporation’s decision back in 2007 to de-leverage its investment portfolio in order to protect earnings from margin erosions under a flat-to-inverted yield curve scenario; the early redemption of a $150 million medium-term note during the second quarter of 2007 and the payment of cash dividends. Partially offsetting these uses of cash were proceeds from the issuance of brokered CDs and additional advances from FHLB used in part to pay down repurchase agreements and notes payable and proceeds from the issuance of 9.250 million common shares in a private placement.
Capital
          The Corporation’s stockholders’ equity amounted to $1.4 billion as of September 30, 2008, an increase of $19.6 million compared to the balance as of December 31, 2007 driven by the net income of $91.1 million recorded for the first nine months of 2008. Partially offsetting the increase due to current period earnings was a net unrealized loss of $21.9 million on the fair value of available for sale securities recorded as part of comprehensive income in connection with fluctuations in MBS prices. Also, dividends declared during the first nine months of 2008 amounted to $49.6 million ($19.4 million in common stock and $30.2 million in preferred stock). In terms of dividend payments, the Corporation is confident, based on its internal forecast that it will be able to continue paying the current dividend amounts to common, preferred and trust preferred shareholders.
          As of September 30, 2008, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, FirstBank Puerto Rico’s and FirstBank Florida’s regulatory capital ratios as of September 30, 2008 and December 31, 2007, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking Subsidiaries
	First		FirstBank	To be well
	BanCorp	FirstBank	Florida	capitalized
As of September 30, 2008
Total capital (Total capital to risk-weighted assets)	13.06%	12.41%	11.51%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.81%	11.16%	10.41%	6.00%
Leverage ratio (1)	8.38%	7.92%	7.52%	5.00%

As of December 31, 2007
Total capital (Total capital to risk-weighted assets)	13.86%	13.23%	10.92%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.61%	11.98%	10.42%	6.00%
Leverage ratio (1)	9.29%	8.85%	7.79%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida.
          The decrease in regulatory capital ratios is mainly related to the increase in the volume of risk-weighted assets driven by the aforementioned purchases of MBS and a higher commercial and consumer loan portfolio. On October 7, 2008, the federal bank and thrift regulatory agencies announced a proposal to reduce from 20% to 10% the risk weight assigned to claims on, and portions of claims guaranteed by Fannie Mae and Freddie Mac. Claims include all credit exposures, such as senior and subordinated debt and counterparty credit risk exposures, but do not include preferred or common stock. The adoption of this proposal may result in an increase of First BanCorp, FirstBank and FirstBank Florida regulatory capital ratios. As of September 30, 2008 the total capital ratio and Tier 1 capital ratio of First BanCorp would have increased to 13.6% and 12.3%, respectively, applying the aforementioned proposal.
          The Corporation is well capitalized and positioned to manage economic downturns. The total regulatory capital ratio is 13.1% and the Tier 1 capital ratio is 11.8%. This translates to $413 million and $783 million of total capital and Tier 1 capital, respectively, in excess of the total capital and Tier 1 capital well capitalized requirements of 10% and 6%, respectively. The Corporation is evaluating the issuance of preferred stock through the U.S. Treasury’s recently announced Troubled-Asset Relief Program (TARP). The maximum amount of capital that the Corporation can issue is 3% of its risk-weighted assets. A capital raise of this nature would increase the total regulatory capital ratio to approximately 16%, or $800 million in excess of well capitalized requirement, and the Tier 1 capital ratio to approximately 14.7%, or approximately $1.2 billion in excess of the well capitalized requirement. For purposes of projected capital ratios shown above, a risk-weight factor of 20% was assigned to proceeds from the issuance of stock.

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
          As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. As of September 30, 2008, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.7 billion and $103.8 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
          The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2008
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations (1):
Certificates of deposit (2)	$10,213,604	$5,552,263	$2,639,326	$571,085	$1,450,930
Loans payable	300,000	300,000	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	3,326,936	539,436	1,187,500	800,000	800,000
Advances from FHLB	986,000	544,000	211,000	231,000	—
Notes payable	26,725	—	7,452	6,828	12,445
Other borrowings	231,890	—	—	—	231,890

Total contractual obligations	$15,085,155	$6,935,699	$4,045,278	$1,608,913	$2,495,265

Commitments to sell mortgage loans	$23,126	$23,126

Standby letters of credit	$103,761	$103,761

Commitments to extend credit:
Lines of credit	$1,059,125	$1,059,125
Letters of credit	48,135	48,135
Commitments to originate loans	551,180	551,180

Total commercial commitments	$1,658,440	$1,658,440

(1)	$22.0 million of tax liability, including accrued interest of $6.4 million, associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

(2)	Include $8.4 billion of brokered CDs sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits.
          The Corporation has obligations and commitments to make future payments under contracts, such as debt, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. The funding needs patterns of the customers have not significantly changed as a result of the latest market disruptions. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2007.
Interest Rate Risk Management
          First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. The MIALCO oversees interest rate risk and meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives.
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
          The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposit decay and other factors that may be important in projecting the future growth of net interest income.
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
          The following table presents the results of the simulations as of September 30, 2008 and December 31, 2007. Consistent with prior periods, these exclude non-cash changes in the fair value of derivatives and SFAS 159 liabilities:

	September 30, 2008				December 31, 2007
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	$10.5	2.01%	$10.0	1.81%	$(8.1)	(1.64)%	$(8.4)	(1.66)%
-200 bps ramp	$(15.3)	(2.92)%	$(13.7)	(2.48)%	$(13.2)	(2.68)%	$(13.2)	(2.60)%
          The Corporation continues to pursue the strategy of reducing the interest rate risk exposure in the re-pricing structure gaps between the assets and liabilities and to maintain interest rate risk within the established policy target levels. Interest rate risk, as measured by the sensitivity of net interest income to shifts in rates, changed when compared to December 31, 2007. In order to reduce the exposure to high levels of market volatility, during the first nine months of 2008, the Corporation has been extending the maturity of its funding sources by, among other things, entering into long-term repurchase agreements and issuing brokered CDs to longer terms. During the quarter ended September 30, 2008, the Corporation issued approximately $1.4 billion in brokered CDs with average maturities exceeding one year and reduced FHLB advances and regular repurchase agreements by more than $800 million when compared to the previous quarter ended June 30, 2008. Some of the FHLB advances and repurchase agreements were replaced with long-term structured repurchase agreements with maturities exceeding 3 years. Also, the Corporation increased its loans portfolio by approximately $913 million since December 31, 2007; the increase was mainly driven by commercial loans tied to short-term LIBOR repricing; 30 years mortgages and the auto portfolio, which increased significantly as a result of the previously mentioned auto loan portfolio purchased from Chrysler.
          During the first 12 months of the income simulation, under a parallel falling rates scenario, net interest income is expected to compress due to the embedded call options sold on U.S. Agency debentures, in the asset side of the balance sheet. In a declining rate scenario, the callable feature of the US Agency debentures would shorten the duration of the assets, with the potential of triggering the call options; which could lead to reinvestment of proceeds from called securities in lower yielding assets. Due to current market conditions and the drop in the long end of the yield curve during the third quarter of 2008, the probability of exercise of the embedded calls on approximately $949 million of US Agency debentures has increased and is expected to be effective in both, the base and falling rates scenarios; this, despite the fact that the lack of liquidity in the financial markets has caused several call dates go by during 2008 without the embedded calls being exercised.
          Taking into consideration the above described facts for purpose modeling, the net interest income for the next twelve months in a growing balance sheet scenario, is estimated to decrease by $13.7 million in a parallel downward move of 200 basis points, and the change for the same period, is an increase of $10.0 million in a parallel upward move of 200 basis points. As noted, the impact of the callability feature in the Agency Securities and the reinvestment of those securities into lower yielding assets could result in a shift in the Corporation’s interest rate risk exposure from being in a liability sensitive position to an asset sensitive position for the first twelve months of the simulation. However, assuming parallel shifts in interest rates, the Corporation’s net interest income would continue to decrease in rising rates scenarios and expand in falling rates scenarios over a five-year modeling horizon.
          The Corporation used the gap analysis tool to evaluate the potential effect of rate shocks on income over the selected time periods. The gap report as of September 30, 2008 showed a positive cumulative gap for 3 month of $1.3 billion and a negative cumulative gap of $1.0 billion for 1 year, compared to negative cumulative gaps of $2.3 billion and $1.6 billion for 3 months and 1 year, respectively, as of December 31, 2007. These results show that the Corporation is reducing the mismatch between the assets and the liabilities that reprice in the selected time period.
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

     Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements to protect against rising interest rates. Specifically, the interest rate on certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee.
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
The following tables summarize the fair value changes in the Corporation’s derivatives as well as the source of the fair values:

Nine-month period ended
(In thousands)	September 30, 2008
Fair value of contracts outstanding at the beginning of the period	$(52,451)
Fair value of new contracts at inception	(3,255)
Contracts terminated or called during the period	31,024
Changes in fair value during the period	(560)

Fair value of contracts outstanding as of September 30, 2008	$(25,242)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of September 30, 2008
Pricing from observable market inputs	$1	$(411)	$(324)	$(29,052)	$(29,786)
Pricing that consider unobservable market inputs	—	—	—	4,544	4,544

	$1	$(411)	$(324)	$(24,508)	$(25,242)

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
               As of September 30, 2008, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

          During the first nine months of 2008, approximately $2.6 billion of interest rate swaps were called by the counterparties, mainly due to lower 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $2.5 billion swapped to floating brokered CDs. The Corporation recorded a net unrealized gain of $4.8 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
          Lehman Brothers Special Financing, Inc. (“Lehman”) was counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under these interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with another counterparty under similar terms and conditions. As of September 30, 2008, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure has been reserved. Further, the Corporation is in the process of reviewing its options for the recovery of securities pledged under these agreements with Lehman to guarantee the Corporation’s performance thereunder. The market value of the pledged securities as of September 30, 2008 amounted to approximately $63 million. The Corporation believes that the securities pledged as collateral should not be part of the bankruptcy estate. At this early stage in the bankruptcy proceedings the Corporation is not able to determine whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value.
          The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivatives contracts based on changes in interest rates. The credit risk of derivatives arises from the potential of default from the counterparty. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. Currently, the Corporation is mostly engaged in derivative instruments with counterparties with a credit rating of single A or better. All of the Corporation’s interest rate swaps are supported by securities collateral agreements, which allow the delivery of securities to and from the counterparties depending on the fair value of the instruments, to minimize credit risk.
          A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.9 million as of September 30, 2008 (an immaterial gain of approximately $13,000 relates to the first nine months of 2008). The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.

          Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of September 30, 2008.

		As of September 30, 2008
			Total
			Exposure at	Negative	Total	Accrued interest
Counterparty	Rating (1)	Notional	Fair Value (2)	Fair Values	Fair Value	receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan Chase	AA-	$728,358	$1,290	$(13,347)	$(12,057)	$742
Citigroup	AA-	388,982	—	(6,529)	(6,529)	2,694
Credit Suisse First Boston	AA-	182,621	32	(3,001)	(2,969)	103
UBS Financial Services, Inc.	AA-	16,304	—	(290)	(290)	147
Goldman Sachs	AA-	16,165	1,180	(158)	1,022	60
Bank of Montreal	AA-	4,925	4	—	4	59
Merrill Lynch	A+	326,707	—	(5,625)	(5,625)	573
Wachovia	A+	16,570	—	(225)	(225)	26
Morgan Stanley	A	117,225	1,638	(1,107)	531	152

		1,797,857	4,144	(30,282)	(26,138)	4,556
Other derivatives (3)		335,482	4,743	(3,847)	896	(208)

Total		$2,133,339	$8,887	$(34,129)	$(25,242)	$4,348

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.

(3)	Credit exposure with several local companies for which a credit rating is not readily available. Approximately $4.5 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank.
Credit Risk Management
First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First Bancorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to "—Interest Rate Risk Management” discussion above. The Corporation manages its credit risk through credit policy, underwriting, and quality control procedures and an established delinquency committee. The Corporation also employs proactive collection and loss mitigation efforts. Also, there are Loan Workout functions responsible for avoiding defaults and minimizing losses upon default of commercial and construction loans. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
     The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are backed by mortgages, a guarantee of a U.S. government-sponsored entity or backed by the full faith and credit of the U.S. government and are deemed to be of the highest credit quality.
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
     Commercial and construction loans in amounts over $1.0 million are individually evaluated on a quarterly basis for impairment in accordance with the provisions of SFAS 114. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and for certain loans on a spot basis selected by specific characteristics such as delinquency levels and loan-to-value ratios. Should the appraisal show a deficiency, the Corporation records an allowance for loan losses related to these loans.
     As a general procedure, the Corporation internally reviews appraisals on a spot basis as part of the underwriting and approval process. For construction loans in its Miami Corporate Banking operations, appraisals are reviewed by an outsourced contracted appraiser. Once a loan backed by real estate collateral deteriorates or is accounted for in non-accrual status, a full assessment of the value of the collateral is performed. If the Corporation commences litigation to collect an outstanding loan or commences foreclosure proceedings against a borrower (which includes the collateral), a new appraisal report is requested and the book value is adjusted accordingly, either by a corresponding reserve or a charge-off.
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
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands or the U.S. mainland, the performance of the Corporation’s loan portfolio and the value of the collateral backing the transactions are dependent upon the performance of and conditions within each specific area real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven by the deteriorated purchasing power of the consumers and general economic conditions. However, the outlook is for a stable real estate market. The Corporation is protected by healthy loan-to-value ratios set upon original approval and driven by the Corporation’s regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable.
     The following tables set forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated :

Quarter ended	Nine Month Period Ended
September 30,	September 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan and lease losses, beginning of period	$222,272	$165,009	$190,168	$158,296
Provision for loan and lease losses	55,319	34,260	142,435	83,802

Loans charged-off:
Residential real estate	(1,649)	(107)	(4,017)	(1,374)
Commercial	(6,391)	(2,906)	(22,159)	(8,683)
Construction	(1,176)	(160)	(7,487)	(168)
Finance leases	(2,591)	(3,167)	(7,567)	(7,585)
Consumer	(15,368)	(16,833)	(44,933)	(50,959)
Recoveries	2,417	1,390	6,393	4,157

Net charge-offs	(24,758)	(21,783)	(79,770)	(64,612)

Other adjustments (1)	8,337	—	8,337	—

Allowance for loan and lease losses, end of period	$261,170	$177,486	$261,170	$177,486

Allowance for loan and lease losses to period end total loans receivable	2.06%	1.57%	2.06%	1.57%
Net charge-offs annualized to average loans outstanding during the period	0.79%	0.77%	0.87%	0.77%
Provision for loan and lease losses to net charge-offs during the period	2.23	x	1.57	x	1.79	x	1.30	x

(1)	Carryover of the allowance for loan losses related to the $218 million auto loan portfolio acquired from Chrysler.
          The following tables set forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

	As of		As of
	September 30, 2008		December 31, 2007
(In thousands)	Amount	Percent	Amount	Percent
Residential real estate	$13,024	27%	$8,240	27%
Commercial real estate loans	13,078	11%	13,699	11%
Construction loans	71,967	12%	38,108	12%
Commercial loans (including loans to local financial institutions)	77,023	33%	63,030	33%
Consumer loans (1)	86,078	17%	67,091	17%

	$261,170	100%	$190,168	100%

(1)	Includes lease financing
          First BanCorp’s allowance for loan and lease losses was $261.2 million as of September 30, 2008, compared to $190.2 million as of December 31, 2007 and $177.5 million as of September 30, 2007. The provision for loan and lease losses for the quarter and nine-month period ended September 30, 2008 amounted to $55.3 million and $142.4 million, respectively, compared to $34.3 million and $83.8 million, respectively, for the same periods in 2007.

     The increase, as compared to 2007 periods, is mainly attributable to a higher volume of impaired construction and commercial loans, increases to the reserve factors for potential losses inherent in the loan portfolio, and the growth of the Corporation’s total loan portfolio. The Corporation has seen stress in the credit quality of, and worsening trends affecting its construction loan portfolio, in particular condo-conversion loans in the U.S. mainland (mainly in the state of Florida) affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States. To a lesser extent, the Corporation also increased its reserves factors for the residential mortgage and construction loan portfolio from the 2007 level to account for the increased credit risk tied to recessionary conditions in Puerto Rico’s economy. The Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland, but there is a lower demand due to the diminished consumer purchasing power. The Corporation also does business in the Eastern Caribbean Region. Growth has been fueled by an expansion in the construction, residential mortgage and small loan business sectors. Refer to “Provision and Allowance for Loan and Lease Losses” and “Loan Portfolio — Commercial and Construction Loans” discussion above for specific details about troubled loan relationships and, the exposure to the geographic segments where the Corporation operates and detailed information about the Corporation’s construction loan portfolio.
          During the first nine months of 2008, the Corporation identified several commercial and construction loans amounting to $321.5 million that it determined should be classified as impaired, of which $285.0 million have a specific reserve of $57.1 million. Approximately $211.1 million of the $321.5 million commercial and construction loans that were determined to be impaired during 2008 is related to the Miami Corporate Banking operation, mainly condo conversion loans. As of September 30, 2008, approximately $182.2 million, or 73%, of a total portfolio originally disbursed as condo-conversion amounting to $251 million is considered impaired with a specific reserve of $31.4 million.
     Meanwhile, the Corporation’s impaired loans decreased by approximately $64.0 million during the first nine months of 2008 principally as a result of foreclosed loans related to the Miami Corporate Banking operations, with a principal balance of approximately $22.4 million, which had a related impairment reserve of $4.2 million at the time of foreclosure. Also, a loan was sold, related to the Miami operations, that carried a principal balance of approximately $24.1 million with a related impairment reserve of $2.4 million at the time of sale. The latter was sold for $22.5 million during the second quarter of 2008. Other decreases in impaired loans may include loans paid in full, loans no longer considered impaired and loans charged-off.
          The Corporation continues its constant monitoring of its construction and commercial loan portfolio on the U.S. mainland and obtained new appraisals during 2008 for more than 93% of the entire portfolio originally disbursed as condo-conversion loans on its Miami Corporate Banking operations.
          Net charge-offs for the third quarter and first nine months of 2008 were $24.8 million and $79.8 million, respectively (0.79% and 0.87%, respectively, of average loans on an annualized basis), compared to $21.8 million and $64.6 million (0.77% of average loans on an annualized basis for each period) for the same periods in 2007. The increase in net charge-offs for the 2008 periods, compared to 2007, was mainly associated with the Corporation’s commercial and construction loan portfolio including a $9.1 million charge-off for the second quarter of 2008 related to the previously reported participation in a syndicated commercial loan in the U.S. Virgin Islands and $6.2 million in charge-offs for the first half of 2008 related to the above mentioned repossession and sale of loans of its Miami Corporate Banking operations. Despite the increase, the Corporation experienced a decrease in net charge-offs for consumer loans which amounted to $13.5 million and $40.8 million for the third quarter and first nine months of 2008, respectively, as compared to $15.9 million and $48.1 million for the third quarter and first nine months of 2007. The decrease in net charge offs as compared to 2007 is attributable to the changes in underwriting standards implemented in late 2005 and as a consumer loan portfolio with an average life of approximately four years has been replenished by new originations under these revised standards.

The following table presents annualized charge-offs to average loans held-in-portfolio by geographic segment:

	For the Quarter Ended	For the Quarter Ended	For the Nine Month Period Ended	For the Nine Month Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
PUERTO RICO:
Residential mortgage loans	0.18%	0.02%	0.18%	0.09%
Commercial loans	0.46%	0.28%	0.32%	0.26%
Construction loans	0.55%	0.10%	0.22%	0.02%
Consumer loans (1)	2.85%	3.72%	3.00%	3.58%
Total loans	0.87%	0.95%	0.79%	0.93%

VIRGIN ISLANDS:
Residential mortgage loans	0.00%	0.00%	0.03%	0.00%
Commercial loans (2)	0.14%	-0.02%	6.16%	0.14%
Construction loans	0.00%	0.00%	0.00%	0.00%
Consumer loans	3.39%	1.70%	3.24%	2.04%
Total loans	0.50%	0.26%	1.78%	0.37%

UNITED STATES:
Residential mortgage loans	0.47%	0.00%	0.18%	0.00%
Commercial loans	0.63%	0.00%	0.28%	0.00%
Construction loans	0.00%	0.00%	1.36%	0.00%
Consumer loans	3.98%	2.16%	4.26%	2.17%
Total loans	0.45%	0.06%	0.85%	0.05%

(1)	Includes Lease Financing.

(2)	Loan recoveries for the third quarter 2007 in Virgin Islands exceeded loan charge-offs.
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
Past Due Loans
          Past due loans are accruing loans, which are contractually delinquent for 90 days or more. Past due loans are either current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.
          The Corporation may also classify loans in non-accruing status and recognize revenue only when cash payments are received because of the deterioration in the financial condition of the borrower and payment in full of principal or interest is not expected. During the third quarter of 2007, the Corporation started a loan loss mitigation program providing homeownership preservation assistance. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.

     The following table identifies non-performing assets at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Non-accruing loans:
Residential real estate	$248,821	$209,077
Commercial and commercial real estate	130,794	73,445
Construction	72,203	75,494
Finance leases	5,736	6,250
Consumer	42,806	48,784

	500,360	413,050

Other real estate owned (1)	40,422	16,116
Other repossessed property	12,144	10,154

Total non-performing assets	$552,926	$439,320

Past due loans	$132,665	$75,456
Non-performing assets to total assets	2.86%	2.56%
Non-accruing loans to total loans receivable	3.95%	3.50%
Allowance for loan and lease losses	$261,170	$190,168
Allowance to total non-accruing loans	52.20%	46.04%
Allowance to total non-accruing loans, excluding residential real estate loans	103.83%	93.23%

(1)	As of September 30, 2008, other real estate owned include approximately $21.9 million of foreclosed properties in the U.S. mainland.
          Total non-performing assets increased by $113.6 million, or 26%, from $439.3 million as of December 31, 2007 to $552.9 million as of September 30, 2008. The slowing economy and deteriorating housing market in the United States coupled with recessionary conditions in Puerto Rico’s economy have resulted in higher non-performing balances in most of the Corporation’s loan portfolios. Total non-performing assets in the United States increased by $23.0 million. With regards to the United States portfolio, two condo conversion loans totaling approximately $17.5 million were classified as non-performing during 2008. Also in Florida, two commercial mortgage loans totaling $12.9 million contributed to the increase in non-accrual loans. The balance of non-accruing residential mortgage loans was also adversely affected by deteriorating economic conditions in the United States, which accounted for $9.9 million of the increase in non-accruing residential mortgages as compared to balances as of December 31, 2007.
          Partially offsetting the increase in non-performing loans and assets in the United States was the sale, during the first half of 2008, of one impaired condo conversion loan in a single relationship in its Miami Corporate Banking operations portfolio. The loan’s carrying amount was $21.8 million (net of an impairment of $2.4 million) and the loan was sold for $22.5 million. Also, during the first half of 2008, the Corporation added approximately $18.6 million to its other real estate owned (OREO) portfolio, as a result of collateral repossessed in settlement of two other loans in this impaired relationship. As of September 30, 2008, and as a result of the transactions completed during the fourth quarter of 2007 and first half of 2008, there were no outstanding loans associated with this relationship. As of the date of the filing of this Form 10-Q, the Corporation has identified interested purchasers for the two foreclosed properties. However, the Corporation cannot predict whether the properties will be ultimately sold to these parties.
          The Corporation has incurred in total expenditures, including legal fees, maintenance fees and property taxes, in connection with the resolution of the above mentioned impaired relationship that caused the foreclosures in Miami amounting to approximately $6.8 million since 2007, of which $1.2 million and $4.7 million were incurred during the third quarter and first nine months of 2008, respectively. First BanCorp’s expenditures ultimately will depend on the length of time, the amount of professional assistance required, the amount of proceeds upon the disposition of the collateral and other factors not susceptible to current estimation.
          In Puerto Rico, non-performing assets increased by $93.0 million from balances as of December 31, 2007 driven by increases in the residential and commercial non-performing loan portfolio. The increase in non-accruing commercial loans is related to continuing adverse economic conditions in Puerto Rico, including the classification as non-accrual of approximately $33.1 million impaired commercial loans identified during 2008. Increases in the Puerto Rico’s non-accruing construction loans portfolio was driven by the classification as non-accrual of a $15.2 million impaired loan extended for land development and construction of a residential housing project in Puerto Rico. The weakening economic conditions in Puerto Rico have also affected the volume of non-performing residential mortgage loans, which increased by $28.2 million, however, the non-performing to total loan ratio for this portfolio remained flat. The relative stability of non-performing residential loans in Puerto Rico reflects, to some extent, the positive impact of loans modified through the loan loss mitigation program. Since the inception of the loan loss mitigation program in the third quarter of 2007, the Corporation has completed approximately 335 loan modifications with an outstanding balance of approximately $55.3 million as of September 30, 2008. Of this amount, loans of approximately $31.6 million have been returned to accruing status after a sustained period of repayments. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate.
          Historically, the Corporation has experienced a low rate of losses on its residential real estate portfolio, given that the real estate market in Puerto Rico has not shown notable declines in the market value of properties in almost four decades, overall comfortable loan-to-value ratios, and the limited amount of construction considering Puerto Rico is an island with finite land recourses. The net charge-offs to average loans ratio on the Corporation’s residential mortgage loan portfolio were 0.19% and 0.16% for the third quarter and first nine months of 2008, respectively, and 0.03% for the year ended on December 31, 2007, significantly lower than in the United States mainland market.
          With respect to the U.S. Virgin Islands, a third party purchased, during the third quarter of 2008, the outstanding debt related to a syndicated commercial loan in the U.S. Virgin Islands on which the Corporation had a participation and that was placed in non-accrual in the second quarter of 2008. The purchase agreement provided a full release of the borrower’s obligation to the participant banks, thus the carrying value of approximately $13.0 million on this participation was taken out of non-accrual during the third quarter of 2008. On September 15, 2008, the Corporation collected approximately $6.5 million from this borrower. The remaining balance of approximately $6.5 million is due on January 14, 2009.
          The non-accruing consumer loan portfolio, mainly composed of Puerto Rico loans, reflects a decrease of $6.0 million, from December 31, 2008, principally related to the auto loan portfolio. This portfolio continues to show signs of stability and benefited from changes in underwriting standards implemented in late 2005. The consumer loan portfolio with an average life of approximately four years has been replenished by new originations under revised standards.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Internal Control over Financial Reporting
          There have been no changes to the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          In the opinion of the Company’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Corporation.
ITEM 1A. RISK FACTORS
          For a detailed discussion of certain risk factors that could affect First BanCorp’s operations, financial condition or results for future periods see the risk factors below and Item 1A, Risk Factors, in First BanCorp’s 2007 Annual Report on Form 10-K.
Adverse Credit Market Conditions may affect the Corporation’s ability to meet liquidity needs
          The credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruptions have reached unprecedented levels. In some cases, the markets have exerted downward pressures on availability of liquidity and credit capacity for certain issuers.
          The Corporation needs liquidity to, among other things, pay its operating expenses, interest on its debt and dividends on its capital stock, maintain its lending activities and replace certain maturing liabilities. Without sufficient liquidity, the Corporation may be forced to curtail its operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and the Corporation’s credit ratings and credit capacity. The Corporation’s financial condition and cash flows could be materially affected by disruptions in financial markets.
There can be no assurance that actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies for the purpose of stabilizing the financial markets will achieve the intended effect
          In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act (“EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
The Failure of Other Financial Institutions could adversely affect the Corporation
          The Corporation has exposure to different counterparties, including brokers and dealers, investment banks and commercial banks. Many of these transactions expose the Corporation to credit risk in the event of default of the counterparty. In addition, with respect to secured transactions with derivative instruments, the Corporation may be at risk of not being able to recover all assets pledged. Lehman Brothers Special Financing, Inc. (“Lehman”) was counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under these interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with another counterparty under similar terms and conditions. As of September 30, 2008, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure has been reserved. Further, the Corporation is in the process of reviewing its options for the recovery of securities pledged under these agreements with Lehman to guarantee the Corporation’s performance thereunder. The market value of the pledged securities as of September 30, 2008 amounted to approximately $63 million. The Corporation believes that the securities pledged as collateral should not be part of the bankruptcy estate. At this early stage in the bankruptcy proceedings the Corporation is not able to determine whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value.

          Changes in Accounting Standards issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies may adversely affect the Corporation’s financial statements
          The Corporation’s financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time the Corporation is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in the Corporation’s annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on the Corporation’s financial statements cannot be meaningfully assessed. It is possible that future accounting standards that the Corporation is required to adopt could change the current accounting treatment that the Corporation applies to its consolidated financial statements and that such changes could have a material adverse effect on the Corporation’s financial condition and results of operations.
          Further, the federal government, under the EESA, will conduct an investigation of fair value accounting during the fourth quarter of 2008 and has granted the SEC the authority to suspend fair value accounting for any registrant or group of registrants at its discretion. The impact of such actions on registrants who apply fair value accounting cannot be readily determined at this time; however, actions taken by the federal government could have a material adverse effect on the financial condition and results of operations of companies, including First BanCorp, that apply fair value accounting.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
3.1 —   By-Laws of First BanCorp, as amended effective April 29, 2008.
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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 10, 2008	By:	/s/ Luis M. Beauchamp
Luis M. Beauchamp
Chairman, President and Chief
Executive Officer

Date: November 10, 2008	By:	/s/ Fernando Scherrer
Fernando Scherrer
Executive Vice President
and Chief Financial Officer