Form 10-K
period 2008-12-31
FIRST BANCORP /PR/
filed 2009-03-02
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Commission File No. 001-14793
First BanCorp.
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0561882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1519 Ponce de León Avenue, Stop 23	00908
Santurce, Puerto Rico	(Zip Code)
(Address of principal executive office)
Registrant’s telephone number, including area code:
(787) 729-8200
Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1.00 par value)	New York Stock Exchange
7.125% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series A (Liquidation Preference $25 per share)
8.35% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series B (Liquidation Preference $25 per share)
7.40% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series C (Liquidation Preference $25 per share)
7.25% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series D (Liquidation Preference $25 per share)
7.00% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series E (Liquidation Preference $25 per share)
Securities registered under Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non affiliates of the registrant as of June 30, 2008 (the last day of the registrant’s most recently completed second quarter) was $527,602,809 based on the closing price of $6.34 per share of common stock on the New York Stock Exchange on June 30, 2008. The registrant had no nonvoting common equity outstanding as of June 30, 2008. For the purposes of the foregoing calculation only, registrant has treated as common stock held by affiliates only common stock of the registrant held by its directors and executive officers and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 92,546,749 shares as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

PART III
Item 10	Directors, Executive Officers and Corporate Governance.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Information with Respect to Nominees for Director of First BanCorp and Executive Officers of the Corporation,” “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in First BanCorp’s definitive Proxy Statement for use in connection with its 2009 Annual Meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of First BanCorp’s 2008 fiscal year.

Item 11	Executive Compensation.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Tabular Executive Compensation Disclosure” in First BanCorp’s Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Beneficial Ownership of Securities” in First BanCorp’s Proxy Statement.

Item 13	Certain Relationships and Related Transactions, and Director Independence.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp’s Proxy Statement.

Item 14	Principal Accounting Fees and Services.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Audit Fees” in First BanCorp’s Proxy Statement.

FIRST BANCORP
2008 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements
     This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K or future filings by First BanCorp (the “Corporation”) with the Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the Corporation’s condo-conversion loans from its Miami Corporate Banking operations and the construction and commercial loan portfolio in Puerto Rico, which may affect, among other things, the level of non-performing assets, charge-offs and loan loss provision;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	decreased demand for our products and services and lower revenue and earnings because of a recession in the United States, a continued recession in Puerto Rico and current fiscal problems and budget deficit of the Puerto Rico government;

•	changes in general economic conditions in the United States and Puerto Rico, including the interest rate environment, market liquidity, market rates and prices, and disruptions in the U.S. capital markets which may reduce interest margins, impact funding sources and affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that economically hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes as well as other derivative instruments used for protection from interest rate fluctuations;

•	uncertainty about specific measures that could be adopted by the Puerto Rico government in response to its fiscal situation and the impact of those measures in several sectors of Puerto Rico’s economy;

•	uncertainty about the effectiveness and impact of the U.S. government’s rescue plan, including the bailout of U.S. government-sponsored housing agencies, on the financial markets in general and on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve System (FED), the Federal Deposit Insurance Corporation (FDIC), government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	risks associated with the soundness of other financial institutions;

•	risks of not being able to recover all assets pledged to Lehman Brothers Special Financing, Inc.;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of the financial condition of Doral Financial Corporation (“Doral”) and R&G Financial Corporation (“R&G Financial”) on the repayment of their outstanding secured loans to the Corporation;

•	the Corporation’s ability to issue brokered certificates of deposit and fund operations;

•	risks associated with downgrades in the credit ratings of the Corporation’s securities; and

•	general competitive factors and industry consolidation.
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

PART I
Item 1. Business
GENERAL
     First BanCorp (the “Corporation”) is a publicly-owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board (the “FED”). The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank Puerto Rico (“FirstBank” or the “Bank”). The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the US and British Virgin Islands. As of December 31, 2008, the Corporation had total assets of $19.5 billion, total deposits of $13.1 billion and total stockholders’ equity of $1.5 billion.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2008, the Corporation controlled four wholly-owned subsidiaries: FirstBank, FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”), Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and Ponce General Corporation (“Ponce General”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency, PR Finance Group is a domestic corporation and Ponce General is the holding company of a federally chartered stock savings and loan association, FirstBank Florida.
     FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s Virgin Islands operations are subject to regulation and examination by the United States Virgin Islands Banking Board, and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates nine offices in Puerto Rico. PR Finance Group is subject to the supervision, examination and regulation of the OCIF. FirstBank Florida is subject to the supervision, examination and regulation of the Office of Thrift Supervision (the “OTS”).
     As of December 31, 2008, FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, sixteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan production office in Miami, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing and daily rental company with nine offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specialized in the origination of small loans with thirty-seven offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with thirty-six offices in FirstBank branches and at stand-alone sites; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico: First Insurance Agency VI, Inc., an insurance agency with four offices that sells insurance products in the USVI; First Express, a finance company specializing in the origination of small loans with four offices in the USVI; and First Trade, Inc., which is inactive.
     The Corporation also operates in the United States mainland through its federally chartered stock savings and loan association FirstBank Florida and through its loan production office located in Miami, Florida. FirstBank Florida provides a wide range of banking services to individual and corporate customers through its nine branches in the U.S. mainland.

BUSINESS SEGMENTS
     The Corporation has four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. These segments are described below:
   Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by the private and the public sector as well as specialized and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of the commercial loan portfolio is secured either by the underlying value of the real estate collateral, and collateral and the personal guarantees of the borrowers are taken in abundance of caution. Although commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains an effective credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including strong underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.
   Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels, such as stand-alone offices, mortgage centers within FirstBank branches and mortgage and real estate brokers, and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the federal agency’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies. In December 2008, the Corporation obtained from the Government National Mortgage Association (“GNMA”) Commitment Authority to issue GNMA mortgage-backed securities. Under this program the Corporation will begin securitizing and selling FHA/VA mortgage loan production into the secondary markets.
     Mortgage loans that do not qualify under the aforementioned programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet these standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by seeking to provide customers with a variety of high quality mortgage products to serve their financial needs faster and more easily than the competition and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. More than 90% of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans that have a lower risk than the typical sub-prime loans that have adversely affected the U.S. real estate market. The Corporation is not active in negative amortization loans or option adjustable rate mortgage loans (ARMs) including ARMs with teaser rates.
   Consumer (Retail) Banking
     The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. Loans to consumers include auto, boats, lines of credit and personal loans. Deposit products include interest-bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for lending and investment activities.

     Consumer lending has been mainly driven by auto loan originations. The Corporation follows a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to the Corporation’s commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation’s commercial relations with floor plan dealers is strong and directly benefits the consumer lending operation and are managed as part of the consumer banking activities.
     Personal loans and, to a lesser extent, marine financing also contribute to interest income generated on consumer lending. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards. Through an alliance reached with FIA Card Services (Bank of America), after the acquisition by FIA of the Citibank Puerto Rico credit card portfolio, credit cards are issued under the FirstBank name. FIA bears the credit risk for these accounts.
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
     For information regarding First BanCorp’s reportable segments, please refer to Note 31, “Segment Information,” to the Corporation’s financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K.
Employees
     As of December 31, 2008, the Corporation and its subsidiaries employed 2,995 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.
RECENT SIGNIFICANT EVENTS
Participation in the U.S. Treasury Department’s Capital Purchase Program
     On January 16, 2009, the Corporation entered into a Letter Agreement with the United States Department of the Treasury (“Treasury”) pursuant to which Treasury invested $400,000,000 in preferred stock of the Corporation under the Treasury’s Troubled Asset Relief Program Capital Purchase Program. Under the Letter Agreement, which incorporates the Securities Purchase Agreement — Standard Terms (the “Purchase Agreement”), the Corporation issued and sold to Treasury (1) 400,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference per share (the “Series F Preferred Stock”), and (2) a warrant dated January 16, 2009 (the “Warrant”) to purchase 5,842,259 shares of the Corporation’s common stock (the “Warrant shares”) at an exercise price of $10.27 per share. The exercise price of the Warrant was determined based upon the average of the closing prices of the Corporation’s common stock during the 20-trading day period ended December 19, 2008, the last trading day prior to the date the Corporation’s application to participate in the program was preliminarily approved. The Purchase Agreement is incorporated into Exhibit 10.4 hereto by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on January 20, 2009.
     The Series F Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series F Preferred Stock will accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series F Preferred Stock will rank pari passu with the Corporation’s existing 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, and 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. The ability of the Corporation to purchase, redeem or otherwise acquire for consideration, any shares of its common stock, preferred stock or trust preferred securities will be subject to restrictions outlined in the Purchase Agreement. These restrictions will terminate on the earlier of (a) January 16, 2012 and (b) the date on which the Series F Preferred Stock is redeemed in whole or Treasury transfers all of the Series F Preferred Stock to third parties that are not affiliates of Treasury.
     The shares of Series F Preferred Stock are non-voting, other than having class voting rights on certain matters that could adversely affect the Series F Preferred Stock. If dividends on the Series F Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the Corporation’s authorized number of directors will be increased automatically by two and the holders of the Series F Preferred Stock, voting together with holders of any then outstanding parity stock, will have the right to elect two directors to fill such newly created directorships at the Corporation’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose prior to such annual meeting. These preferred share directors will be elected annually and will serve until all accrued and unpaid dividends on the Series F Preferred Stock have been declared and paid in full.
     On January 13, 2009, the Corporation filed a Certificate of Designations (the“Certificate of Designations”) with the Puerto Rico Department of State for the purpose of amending its Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of the Series F Preferred Stock.
     As per the Purchase Agreement, prior to January 16, 2012, the Corporation may redeem, subject to the approval of the Board of Governors of the Federal Reserve System, the shares of Series F Preferred Stock only with proceeds from one or more “Qualified Equity Offerings,” as such term is defined in the Certificate of Designations. After January 16, 2012, the Corporation may redeem, subject to the approval of the Board of Governors of the Federal Reserve System, in whole or in part, out of funds legally available therefore, the shares of Series F Preferred Stock then outstanding. Pursuant to the recently enacted American Recovery and Reinvestment Act of 2009, subject to consultation with the appropriate Federal banking agency, the Secretary of Treasury may permit a TARP recipient to repay any financial assistance previously provided under TARP without regard as to whether the financial institution has replaced such funds from any other source.
     The Warrant has a ten-year term and is exercisable at any time for 5,842,259 shares of First BanCorp common stock at an exercise price of $10.27. The exercise price and the number of shares of common stock issuable upon exercise of the Warrant are adjustable in a number of circumstances, as discussed below. The exercise price and the number of shares of common stock issuable upon exercise of the Warrant will be adjusted proportionately:
•	in the event of a stock split, subdivision, reclassification or combination of the outstanding shares of common stock;

•	until the earlier of the date the Treasury no longer holds the Warrant or any portion thereof or January 16, 2012, if the Corporation issues shares of common stock or securities convertible into common stock for no consideration or at a price per share that is less than 90% of the market price on the last trading day preceding the date of the pricing of such sale. Any amounts that the Corporation receives in connection with the issuance of such shares or convertible securities will be deemed to be equal to the sum of the net offering price of all such securities plus the minimum aggregate amount, if any, payable upon exercise or conversion of any such convertible securities; no adjustment will be required with respect to (i) consideration for or to fund business or asset acquisitions, (ii) shares issued in connection with employee benefit plans and compensation arrangements in the ordinary course consistent with past practice approved by the Corporation’s Board of Directors, (iii) a public or broadly marketed offering and sale by the Corporation or its affiliates of the Corporation’s common stock or convertible securities for cash pursuant to registration under the Securities Act or issuance under Rule 144A on a basis consistent with capital raising transactions by comparable financial institutions, and (iv) the exercise of preemptive rights on terms existing on January 16, 2009;

•	in connection with the Corporation’s distributions to security holders (e.g., stock dividends);

•	in connection with certain repurchases of common stock by the Corporation; and

•	in connection with certain business combinations.
     None of the shares of Series F Preferred Stock, the Warrant, or the Warrant shares are subject to any contractual restriction on transfer, except that Treasury may not transfer or exercise an aggregate of more than one-half of the Warrant shares prior to the earlier of the date on which the Corporation receives proceeds from one or more Qualified Equity Offerings in an aggregate amount of at least $400,000,000 and December 31, 2009.
     The Series F Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. On February 13, 2009, the Corporation filed a Form S-3 registering the resale of the shares of Series F Preferred Stock, the Warrant and the Warrant shares, and the sale of the Warrant shares by the Corporation to purchasers of the Warrant. In addition, under the shelf registration filed on February 13, 2009, the Corporation registered the resale of 9,250,450 shares of common stock by or on behalf of the Bank of Nova Scotia, its pledges, donees, transferees or other successors in interest.
     Under the terms of the Purchase Agreement, (i) the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements), to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stability Act of 2008 and applicable guidance or regulations issued by the Secretary of the Treasury on or prior to January 16, 2009 and (ii) each Senior Executive Officer, as defined in the Purchase Agreement, executed a written waiver releasing Treasury and the Corporation from any claims that such officers may otherwise have as a result of the Corporation’s amendment of such arrangements and agreements to be in compliance with Section 111(b). Until such time as Treasury ceases to own any debt or equity securities of the Corporation acquired pursuant to the Purchase Agreement, the Corporation must maintain compliance with these requirements.
     Regulatory Actions
     On June 24, 2008, the FED, under the delegated authority of the Board of Governors of the Federal Reserve System, terminated the Order to Cease and Desist dated March 16, 2006 related to the mortgage-related transactions with other financial institutions.
     On January 16, 2009, the OTS rescinded the restrictions imposed in February 2006 on FirstBank Florida as a result of safety and soundness concerns derived from the Corporation’s announcement in December 2005 that it would restate its financial statements going back to 2002.
     The Corporation has continued working on the reduction of its credit exposure with Doral and R&G Financial. The outstanding balance of loans to Doral and R&G Financial amounted to $348.8 million and $218.9 million, respectively, as of December 31, 2008.
   Surrender of the license to transact business as an International Bank Agency in Florida
     Effective September 3, 2008, FirstBank surrendered its International Bank Agency license granted on October 1, 2004 by the Financial Services Commission of the Financial Regulation of the State of Florida. FirstBank continues offering essentially the same services offered by its former International Bank Agency through a loan production office in Florida.

   Business Developments
     On January 28, 2008, FirstBank acquired Virgin Islands Community Bank (“VICB”) in St. Croix, U.S. Virgin Islands. VICB had three branches on the island of St. Croix and deposits of approximately $56 million at the time of acquisition.
     On July 31, 2008, the Corporation acquired a $218 million auto loan portfolio from Chrysler Financial Services Caribbean, LLC (“Chrysler”).
   Credit Ratings
     FirstBank’s long-term senior debt rating is currently rated Ba1 by Moody’s Investor Service (“Moody’s”) and BB+ by Standard & Poor’s (“S&P”), one notch under their definition of investment grade. Fitch Ratings Ltd. (“Fitch”) has rated the Corporation’s long-term senior debt a rating of BB, which is two notches under investment grade. However, the credit ratings outlook for Moody’s and S&P are stable while Fitch’s is negative.
     WEBSITE ACCESS TO REPORT
     The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge on or through its internet website at www.firstbankpr.com, (under the “Investor Relations” section), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.
     The Corporation also makes available the Corporation’s corporate governance standards, the charters of the audit, asset/liability, compensation and benefits, credit, corporate governance and nominating committees and the codes mentioned below, free of charge on or through its internet website at www.firstbankpr.com (under the “Investor Relations” section):
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
MARKET AREA AND COMPETITION
     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2008, the Corporation also had a presence through its subsidiaries in the United States and British Virgin Islands and through its loan production office and its federally chartered stock savings and loan association in Florida (USA). Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.
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
     The Corporation encounters intense competition in attracting and retaining deposits and its consumer and commercial lending activities. The Corporation competes for loans with other financial institutions, some of which are larger and have greater resources available than those of the Corporation. Management believes that the Corporation has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive features, by pricing its products at competitive interest rates, by offering convenient branch locations, and by emphasizing the quality of its service. The Corporation’s ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt credit decisions. There can be no assurance that in the future the Corporation will be able to continue to increase its deposit base or originate loans in the manner or on the terms on which it has done so in the past.
SUPERVISION AND REGULATION
   Bank Holding Company Activities and Other Limitations
     The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (“Bank Holding Company Act”). Under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires direct or indirect ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.
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
     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2008, FirstBank and FirstBank Florida were the only depository institution subsidiaries of the Corporation.
     The Gramm-Leach-Bliley Act (the “GLB Act”) revised and expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to elect to become a financial holding company and to permits to engage in a full range of financial activities. In April 2000, the Corporation filed an election with the Federal Reserve Board and became a financial holding company under the GLB Act. The GLB Act requires a bank holding company that elects to become a financial holding company to file a written declaration with the appropriate Federal Reserve Bank and comply with the following (and such compliance must continue while the entity is treated as a financial holding company): (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well-capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well-managed as of the date the bank holding company files the election. All insured depository institutions controlled by the bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the depository institution’s most recent examination.
     A financial holding company ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances. If the Federal Reserve Board determines that any of the financial holding company’s subsidiary depository institutions are either not well-capitalized or not well-managed, it must notify the financial holding company. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities. If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-financial holding company bank holding companies.
     The potential restrictions are different if the lapse pertains to the Community Reinvestment Act requirement. In that case, until all the subsidiary institutions are restored to at least “satisfactory” Community Reinvestment Act rating status, the financial holding company may not engage, directly or through a subsidiary, in any of the additional activities permissible under the GLB Act nor make additional acquisitions of companies engaged in the additional activities. However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the GLB Act does not require divestiture for this type of situation.
     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency and through First Insurance Agency V. I., Inc., a subsidiary of FirstBank.
     In addition, the GLB Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the Treasury, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”
     Under the GLB Act, if the Corporation fails to meet any of the requirements for being a financial holding company and is unable to resolve such deficiencies within certain prescribed periods of time, the Federal Reserve Board could require the Corporation to divest control of one or more of its depository institution subsidiaries or alternatively cease conducting financial activities that are not permissible for bank holding companies that are not financial holding companies.
     Sarbanes-Oxley Act
     The Sarbanes-Oxley Act of 2002 (“SOA”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOA have established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Corporation and external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal controls over financial reporting.
     Since the 2004 Annual Report on Form 10-K, the Corporation has included its management assessment regarding the effectiveness of the Corporation’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. As of December 31, 2008, First BanCorp’s management concluded that its internal control over financial reporting was effective. The Corporation’s independent registered public accounting firm reached to the same conclusion.
   Emergency Economic Stabilization Act of 2008
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorized the Treasury to access up to $700 billion to protect the U.S. economy and restore the confidence and stability to the financial markets. One such program under the Treasury Department’s Troubled Asset Relief Program (TARP) was action by Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (CPP). The Treasury’s stated purpose for implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.
     The Corporation applied for, and the Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement with the Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of the Series F Preferred Stock, and (2) the Warrant to purchase 5,842,259 shares of the Corporation’s common stock at an exercise price of $10.27 per share, subject to certain anti-dilution and other adjustments. The TARP transaction closed on January 16, 2009.
     The Federal Reserve has also developed an Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (AMLF) and the Commercial Paper Funding Facility (CPFF). The AMLF provides loans to depository institutions to purchase asset-backed commercial paper from money market mutual funds. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper. These facilities are presently authorized through April 30, 2009.
     Future Legislation
     From time to time, legislation is introduced in Congress and state legislatures with respect to the regulation of financial institutions. It is anticipated that the 111th Congress will consider legislation affecting financial institutions in its upcoming session. Such legislation may change banking statutes and our operating environment or that of our subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have upon our financial condition or results of operations.
     Financial Stability Plan
     On February 10, 2009, Treasury Secretary Timothy Geithner outlined the Financial Stability Plan, a comprehensive plan to restore stability to the U.S. financial system. The Financial Stability Plan addresses the government’s strategy to strengthen the economy by getting credit flowing again to families and businesses, while imposing new measures and conditions to strengthen accountability, oversight and transparency on the financial institutions receiving funds from the government. These stronger monitoring conditions will be the new standards applicable to new TARP recipients subsequent to the enactment of the Financial Stability Plan and such conditions do not apply retroactively to TARP recipients under EESA.
     American Recovery and Reinvestment Act of 2009
     On February 17, 2009, the Congress enacted the American Recovery and Reinvestment Act of 2009 (“Stimulus Act”). The Stimulus Act includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including the energy sector. The Stimulus Act includes new provisions relating to compensation paid by institutions that receive government assistance under TARP, including institutions that have already received such assistance. The provisions include restrictions on the amounts and forms of compensation payable, provision for possible reimbursement of previously paid compensation and a requirement that compensation be submitted to non-binding “say on pay” shareholders votes.
     Homeowner Affordability and Stability Plan
     The Homeowner Affordability and Stability Plan is part of the U.S. government stimulus plan. The plan will help homeowners restructure or refinance their mortgages to avoid foreclosure. Treasury is expected to issue detailed protocols and guidelines for loss mitigation programs by March 4, 2009.
     Temporary Liquidity Guarantee Program
     On November 21, 2008, following a determination by the Secretary of the Treasury that systemic risk existed in the nation’s financial sector, the FDIC adopted a Final Rule to implement its Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program, designed to avoid or mitigate adverse effects of economic conditions on financial stability, has two primary components: The Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt issued by the depository institution, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing transaction accounts. The goal of the TLG Program is to decrease the cost of funding to the bank so that bank lending to consumers and businesses will normalize.
     The Debt Guarantee Program temporarily would guarantee all newly issued senior unsecured debt up to prescribed limits issued by participating entities on or after October 14, 2008, through and including June 30, 2009. As a result of this guarantee, the unpaid principal and contract interest of an entity’s newly issued senior unsecured debt would be paid by the FDIC upon a payment default. The debt eligible for coverage under the Debt Guarantee Program has to be issued by participating entities on or before June 30, 2009. The FDIC agreed to guarantee such debt until the earlier of the maturity date of the debt or until June 30, 2012.
     The Transaction Account Guarantee Program provides for a temporary full guarantee by the FDIC for funds held at FDIC-insured depository institutions in non interest-bearing transaction accounts above the existing deposit insurance limit. This coverage became effective on October 14, 2008, and would continue through December 31, 2009 (assuming that the insured depository institution does not opt-out of this component of the TLG Program). Under the Transaction Account Guarantee Program, a participating institution will be able to provide customers full coverage on non-interest bearing transaction accounts, as defined in the Interim Rule, for an annual fee of 10 basis points. The coverage will be in effect for participating institutions until the end of 2009. After that date these accounts will be subject to the basic insurance amount.
     FirstBank is participating in the TLG; however, to date, no senior unsecured debt has been issued under this program by FirstBank.
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
     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institutions. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the USA Patriot Act and Treasury regulations.
   Privacy Policies
     Under Title V of the GLB Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with parties at the customer’s request and establish policies and procedures to protect customer data from unauthorized access. The Corporation and its subsidiaries have adopted policies and procedures in order to comply with the privacy provisions of the GLB Act and the Fair and Accurate Credit Transaction Act of 2003 and the regulations issued thereunder.
   State Chartered Non-Member Bank; Federal Savings Bank; Banking Laws and Regulations in General
     FirstBank is subject to regulation and examination by the OCIF and the FDIC, and is subject to certain requirements established by the Federal Reserve Board. FirstBank Florida is a federally regulated savings and loan bank subject to regulation and examination by the OTS, and subject to certain Federal Reserve regulations. The federal and state laws and regulations which are applicable to banks and savings banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings, and growth cannot be predicted.
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
     As a creditor and financial institution, FirstBank is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation DD (Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation W (Transactions Between Member Banks and Their Affiliates), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).
     During 2008, federal agencies adopted revisions to several rules and regulations that will impact lenders and secondary market activities. In 2008, the Federal Reserve Bank revised Regulation Z, adopted under the Truth in Lending Act (TILA) and the Home Ownership and Equity Protection Act (HOEPA), by adopting a final rule which prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain mortgage lending practices. The final rule also establishes advertisement standards and requires certain mortgage disclosures to be given to the consumers earlier in the transaction. The rule is effective in October 2009. The final rule regarding the

TILA also includes amendments revising disclosures in connection with credit cards accounts and other revolving credit plans to ensure that information provided to customers is provided in a timely manner and in a form that is readily understandable.
     Other changes to regulations that will enter into effect during 2009 and 2010 which may require a review of procedures and disclosure to customers are: Home Mortgage Disclosure Act (HMDA) — changes in the rate spread to be reported under HMDA (effective in October 2009); Real Estate Settlement and Procedures Act (RESPA) which provides a new standard three page Good Faith Estimate (GFE) with additional disclosures and requirements for lenders (main changes are effective in January 2010); Flood Insurance — changes in the Standard Flood and Hazard Determination Form (effective in June 2009); Unfair and Deceptive Practices Act with prohibitions from engaging in certain acts or practices in connection with consumer credit card accounts and Truth in Savings Act — new special disclosures covering overdraft lines of credit (effective in January, 2010).
     There are periodic examinations by the OCIF and the FDIC of FirstBank and by the OTS of FirstBank Florida to test each bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.
   Dividend Restrictions
     The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Corporation’s net assets in excess of capital or, in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.
     As of December 31, 2008, the principal source of funds for the Corporation’s parent holding company is dividends declared and paid by its subsidiary, FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.
     In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.
     In addition, the Purchase Agreement entered into with the Treasury contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. Also, upon issuance of the Series F Preferred Stock, the ability of the Corporation to purchase, redeem or otherwise acquire for consideration, any shares of its common stock, preferred stock or trust preferred securities will be subject to restrictions. These restrictions will terminate on the earlier of (a) the third anniversary of the closing date of the issuance of the Series F Preferred Stock and (b) the date on which the Series F Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series F Preferred Stock to third parties that are not affiliates of Treasury. The restrictions described in this paragraph are set forth in the Purchase Agreement.
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
     The GLB Act requires that financial subsidiaries of banks be treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but (i) the 10% capital limitation on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) notwithstanding other provisions in Sections 23A and 23B, the investment by the bank in the financial subsidiary does not include retained earnings of the financial subsidiary. The GLB Act provides that: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; and (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.
     The Federal Reserve Board has adopted Regulation W which interprets the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributable to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the GLB Act.
     In addition, Sections 22(h) and (g) of the Federal Reserve Act, implemented through Regulation O, place restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer, a greater than 10% stockholder of a financial institution, and certain related interests of these, may not exceed, together with all other outstanding loans to such persons and affiliated interests, the financial institution’s loans-to-one borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
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
     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 2008, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.
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

     The agencies expect to publish in the near future a proposed rule that would provide all non-core banks with the option to adopt a standardized approach under Basel II. Implementation of Basel II may be delayed, or Basel II may be modified to address issues related to the financial crisis of 2008.
     FDIC Risk-Based Assessment System
     Under the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with certain “CAMELS” ratings (under the Uniform Financial Institutions Examination System adopted by the Federal Financial Institutions Examination Council) were grouped in Risk Category I and were assessed for deposit insurance premiums at an annual rate, with the assessment rate for the particular institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either a set of financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed premiums at progressively higher rates. Both, FirstBank and FirstBank Florida are presently designated a Risk Category I institution.
     After the passage of the EESA, the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009. Risk Category I Institutions were assessed at a rate between 12 and 14 basis points, for every $100 of deposits, an increase from last year’s rate range of 5 to 7 basis points. Effective April 1, 2009, the FDIC will change the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to these rules. On February 27, 2009, the FDIC approved charging banks an emergency special assessment of 20 cents per $100 insured deposits that would be collected in the third quarter of 2009 and agreed to increase fees it will begin charging banks in April 2009 to a range of 12 cents to 16 cents per $100 deposit. The Corporation expects an estimated charge of approximately $25 million resulting from the emergency special assessment in 2009 and an increase of approximately $13 million in the deposit insurance premium expense for 2009, as compared to 2008, as a result of the increase in the regular assessment rate. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Recent failures caused that ratio to fall to 0.40 percent at the end of the fourth quarter of 2008.
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
     Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, (including paying dividends), or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.
     The federal bank regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:
•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.
     A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
     As of December 31, 2008, FirstBank and FirstBank Florida were well-capitalized. A bank’s capital category, as determined by applying the prompt corrective action provisions of law, however, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations.

     Set forth below are the Corporation’s, FirstBank’s and FirstBank Florida’s capital ratios as of December 31, 2008, based on Federal Reserve, FDIC and OTS guidelines, respectively.

		Banking Subsidiaries
			FirstBank	Well-Capitalized
	First BanCorp	FirstBank	Florida	Minimum
As of December 31, 2008
Total capital (Total capital to risk-weighted assets)	12.80%	12.23%	13.53%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.55%	10.98%	12.43%	6.00%
Leverage ratio(1)	8.30%	7.90%	8.78%	5.00%

(1)	Tier 1 capital to average assets for First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets for FirstBank Florida.

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
Federal Home Loan Bank System
     FirstBank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Agency. The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB.
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
Brokered Deposits
     FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2008, FirstBank was a well-capitalized institution and was therefore not subject to these limitations on brokered deposits.
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
     The Banking Law authorizes Puerto Rico commercial banks to conduct certain financial and related activities directly or through subsidiaries, including the leasing of personal property and the operation of a small loan business.
     The Banking Law requires every bank to maintain a legal reserve which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal) that are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico that are to be presented for collection during the day following the day on which they are received; (3) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreements to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time.

     The Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico. The revised classification of the mortgage-related transactions as secured commercial loans to local financial institutions included in the Corporation’s restatement of previously issued financial statements (Form 10-K/A 2004), caused the mortgage-related transactions to be treated as two secured commercial loans in excess of the lending limitations imposed by the Banking Law. In this regard, FirstBank received a ruling from the Commissioner that results in FirstBank being considered in continued compliance with the lending limitations. The Puerto Rico Banking Law authorizes the Commissioner to determine other components which may be considered for purposes of establishing its lending limit, which components may lie outside the traditional elements mentioned in Section 17. After consideration of other components, the Commissioner authorized the Corporation to retain the secured loans to Doral and R&G as it believed that these loans were secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Banking Law.
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

     The Finance Board, which is composed of the Commissioner, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Economic Development Bank, the President of the Government Development Bank, and the President of the Planning Board, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. Accordingly, the regulations do not set a maximum rate for charges on retail installment sales contracts, small loans, and for credit card purchases and set aside previous regulations which regulated these maximum finance charges. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.
International Banking Act of Puerto Rico (“IBE Act”)
     The business and operations of First BanCorp Overseas (“First BanCorp IBE”, the IBE division of First BanCorp), FirstBank International Branch (“FirstBank IBE”, the IBE division of FirstBank) and FirstBank Overseas Corporation (the IBE subsidiary of FirstBank) are subject to supervision and regulation by the Commissioner. Under the IBE Act, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.
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
     In computing the interest expense deduction, the Corporation’s interest deduction will be reduced in the same proportion that the average exempt assets bear to the average total assets. Therefore, to the extent that the Corporation holds certain investments and loans that are exempt from Puerto Rico income taxation, part of its interest expense will be disallowed for tax purposes.
     The Corporation has maintained an effective tax rate lower than the maximum statutory tax rate of 39% during 2008 mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with income from the IBE units of the Corporation and the Bank and the Bank’s subsidiary, FirstBank Overseas Corporation. The IBE, and FirstBank Overseas Corporation were created under the IBE Act, which provides for Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. Pursuant to the provisions of Act No. 13 of January 8, 2004, the IBE Act was amended to impose income tax at regular rates on an IBE that operates as a unit of a bank, to the extent that the IBE net income exceeds 25% of the bank’s total net taxable income (including net income generated by the IBE unit) for taxable years that commenced on July 1, 2005, and thereafter. These amendments apply only to IBEs that operate as units of a bank; they do not impose income tax on an IBE that operates as a subsidiary of a bank.
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
Insurance Operations Regulation
     FirstBank Insurance Agency is registered as an insurance agency with the Insurance Commissioner of Puerto Rico and is subject to regulations issued by the Insurance Commissioner relating to, among other things, licensing of employees, sales, solicitation and advertising practices, and by the FED as to certain consumer protection provisions mandated by the GLB Act and its implementing regulations.
Community Reinvestment Act
     Under the Community Reinvestment Act (“CRA”), federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low- and moderate-income residents, consistent with their safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of their general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and take such record and rating into account in their evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank and FirstBank Florida received a “satisfactory” CRA rating in their most recent examinations by the FDIC and the OTS, respectively.
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
Risks Relating to the Corporation’s Business
Fluctuations in interest rates may impact the Corporation’s results of operations
     Significant variances in interest rates are the primary market risk affecting the Corporation. Interest rates are highly sensitive to many factors, such as government monetary policies and domestic and international economic and political conditions that are beyond the control of the Corporation.
Interest rate shifts may reduce net interest income
     Shifts in short-term interest rates may reduce net interest income, which is the principal component of the Corporation’s earnings. Net interest income is the difference between the amount received by the Corporation on its interest-earning assets and the interest paid by the Corporation on its interest-bearing liabilities. When interest rates rise, the Corporation must pay more in interest on its liabilities while the interest earned on its assets does not rise as quickly. This may cause the Corporation’s profits to decrease. This adverse impact on earnings is greater when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term rates.
Increases in interest rates may reduce the value of holdings of securities
     Fixed-rate securities acquired by the Corporation are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss, (e.g., the identification of other-than-temporary impairment on its available-for-sale or held-to-maturity investments portfolio) thereby potentially affecting adversely the results of operations. Market related reductions in value also affect the capabilities of financing these securities.
Increases in interest rates may reduce demand for mortgage and other loans
     Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact the Corporation’s profits by reducing the amount of loan origination income.
     Decreases in interest rates may increase the pre-payment of certain assets
      Future net interest income could be affected by the Corporation’s holding of callable securities. The recent drop in the long term interest rates has the effect of increasing the probability of the exercise of embedded calls in the approximately $945 million U.S. Agency securities portfolio that if substituted with new lower-yielding investments may negatively impact the Corporation’s interest income.
     Net interest income of future periods may also be affected by the acceleration in pre-payments of mortgage-backed securities and loan portfolios. Acceleration in the pre-payments of mortgage-backed securities and loan portfolios implies that the replacement of such assets would be at lower rates and therefore threatening the net interest margin to the extent that the related funding of those assets does not re-price by a similar rate of change.

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
Downgrades to the Corporation’s credit ratings could potentially increase the cost of borrowing funds
     Fitch Ratings Ltd. (“Fitch”) has rated the Corporation’s long-term senior debt a rating of BB, which is two notches under investment grade. Moody’s Investor Service (“Moody’s”) has rated FirstBank’s long-term senior debt at Ba1, and Standard & Poor’s (“S&P”) has rated it at BB+, one notch under their definition of investment grade. However, the credit ratings outlook for Moody’s and S&P are stable while Fitch’s is negative. The Corporation does not have any outstanding debt or derivative agreements that would be affected by a credit downgrade. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Any future downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, any change in credit ratings may affect the fair value of certain liabilities and unsecured derivatives, measured at fair value in the financial statements, for which the Corporation’s own credit risk is an element considered in the fair value determination.
     These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
     Unforeseen disruptions in the brokered CDs market could compromise the Corporation’s liquidity position
     A large portion of the Corporation’s funding is retail brokered CDs issued by FirstBank. Total brokered CDs increased from $7.2 billion at year end 2007 to $8.4 billion as of December 31, 2008.

Should an unforeseen disruption in the brokered CDs market, stemming from factors such as legal, regulatory or financial risks, compromise the Corporation’s ability to continue funding its operations and/or meet its obligations, it could be obligated to liquidate assets in a relatively short period of time to cover its liquidity needs.
     Adverse credit market conditions may affect the Corporation’s ability to meet liquidity needs
     The credit markets have recently been experiencing extreme volatility and disruption. In the second half of 2008, the volatility and disruptions have reached unprecedented levels. In some cases, the markets have exerted downward pressures on availability of liquidity and credit capacity for certain issuers.
     The Corporation needs liquidity to, among other things, pay its operating expenses, interest on its debt and dividends on its capital stock, maintain its lending activities and replace certain maturing liabilities. Without sufficient liquidity, the Corporation may be forced to curtail its operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and the Corporation’s credit ratings and credit capacity. The Corporation’s financial condition and cash flows could be materially affected by continued disruptions in financial markets.
The Corporation is subject to default risk on loans, which may adversely affect its results
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans it originates. The Corporation establishes a provision for loan losses, which leads to reductions in its income from operations, in order to maintain its allowance for inherent loan losses at a level which its management deems to be appropriate based upon an assessment of the quality of its loan portfolio. Although the Corporation’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of inherent loan losses or that the Corporation will not have to increase its provision for loan losses in the future as a result of future increases in non performing loans or for other reasons beyond its control. Any such increases in the Corporation’s provision for loan losses or any loan losses in excess of its provision for loan losses would have an adverse effect on the Corporation’s future financial condition and results of operations. Given the difficulties on the Corporation’s largest borrowers, Doral and R&G Financial, the Corporation can give no assurance that these borrowers will continue to repay their secured loans on a timely basis or that the Corporation will continue to be able to accurately assess any risk of loss from the loans to these financial institutions.
Changes in collateral valuation for properties located in stagnant or distressed economies may require increased reserves
     Substantially all of the loan portfolio of the Corporation is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands, British Virgin Islands or the U.S. mainland, the performance of the Corporation’s loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven not by demand but more by the purchasing power of the consumers and general economic conditions. In South Florida we are seeing the negative impact associated with low absorption rates and property value adjustments due to overbuilding. A significant decline in collateral valuations for collateral dependent loans may require increases in the Corporation’s specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on the Corporation’s future financial condition and results of operations.

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
     First BanCorp’s credit quality may be adversely affected by Puerto Rico’s current economic condition
     Beginning in March 2006 and continuing through 2008, a number of key economic indicators showed that the economy of Puerto Rico has been under a recession during that period of time.
     Construction remained weak during 2008, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. During the period from January to December 2008, cement sales, an indicator of construction activity, declined by 16% as compared to 2007. As of September 2008, exports decreased by 11.7%, while imports decreased by 8.9%, a negative trade, which continues since the first negative trade balance of the last decade was registered in November 2006. Tourism activity has also declined during 2008. Total hotel registrations for January to October 2008 declined 2% as compared to the same period for 2007. During 2008 new vehicle sales decreased by 13%, the lowest since 1993. In December 2008, unemployment in Puerto Rico reached 13.1% up 2.6% compared with the same period in 2007.
     On February 9, 2009 the Puerto Rico Planning Board announced the release of Puerto Rico’s macroeconomic data for fiscal year 2008, as well as projected figures for fiscal years 2009 and 2010. The Planning Board’s revision for fiscal year 2008 shows the growth of the Puerto Rico economy slowing down by 2.5%. The Planning Board’s projections point toward an economy that will have contracted by 3.4% during the current fiscal year of 2009 (ending on June 30, 2009) and that will suffer an estimated reduction of 2.0% during fiscal year 2010. In general, the Puerto Rico economy continued its trend of decreasing growth, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
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
Rating downgrades on the Government of Puerto Rico’s debt obligations may affect the Corporation’s credit exposure
     Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations in the past.
     In May 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and put the credit on “watch list” for possible further downgrades. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated below investment grade at Ba1. Moody’s commented that its action reflected the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. In November 2007, Moody’s Investors Services removed the negative outlook and changed to stable as a reflection of measures the Commonwealth took to reduce the budget deficits such as implementation of the Fiscal Reform and Sales and use Tax.
     In May 2007, S&P downgraded their credit ratings on the Commonwealth General Obligation debt, and removed the negative outlook and changed to stable. This action reflected factors such as the Government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, high debt levels, chronic deficits, and eliminate the government’s reliance on operating budget loans from the Government Development Bank for Puerto Rico. At the present both rating agencies maintain the stable outlook for the Puerto Rico general obligation bonds.
     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the fallout from the recent budgetary crisis and a possible ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations.
   Difficult market conditions have affected the financial industry and may adversely affect the Corporation in the future
     Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, the Corporation is particularly exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail.
     Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressure on consumers and erosion of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations. The Corporation does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and others in the financial institutions industry. In particular, the Corporation may face the following risks in connection with these events:
•	The Corporation expects to face increased regulation of the financial industry resulting from the recent instability in capital markets, financial institutions and financial system in general. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The Corporation’s ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite the loans become less predictive of future behaviors.

•	The models used to estimate losses inherent in the credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

•	The Corporation’s ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government sponsored entities) on favorable terms, or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.

A prolonged economic slowdown or the decline in the real estate market in the U.S. mainland could continue to harm the results of operations
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline and this trend could also reduce the level of mortgage loans the Corporation may produce in the future and adversely impact our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past eighteen months, residential real estate values in many areas of the U.S. mainland have decreased greatly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.
     The actual rates of delinquencies, foreclosures and losses on loans have been higher during the current economic slowdown. Rising unemployment, higher interest rates or declines in housing prices have had a greater negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm the Corporation’s ability to sell loans, the prices the Corporation receives for loans, the values of mortgage loans held-for-sale or residual interests in securitizations, which could harm the Corporation’s financial condition and results of operations. In addition, any material decline in real estate values would weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, the Corporation will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.
There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect
     In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act (“EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Also a $787 billion package of spending and tax cuts was approved in early 2009 to stimulate the economy. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
Unexpected losses in future reporting periods may require the Corporation to adjust the valuation allowance against our deferred tax assets
     The Corporation evaluates the deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and the actual results. The Corporation is required to establish a valuation allowance for deferred tax assets if the Corporation determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, the Corporation evaluates all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that the Corporation will be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.
If the Corporation’s goodwill or amortizable intangible assets become impaired, it may adversely affect the operating results
     If the Corporation’s goodwill or amortizable intangible assets become impaired the Corporation may be required to record a significant charge to earnings. Under generally accepted accounting principles, the Corporation reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include a reduced future cash flow estimates, and slower growth rates in the industry. If the Corporation is required to record a significant charge to earnings in the consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, the Corporation’s results of operations will be adversely affected.

     Stock price volatility
     The trading price of the Corporation’s stock could be subject to significant fluctuations due to a change in sentiment in the market regarding the operations, business prospects or industry outlook. Risk factors may include the following:
•	operating results that may be worse than the expectations of management, securities analysts and investors;

•	developments in the business or in the financial sector in general;

•	regulatory changes affecting the industry in general or the business and operations;

•	the operating and securities price performance of peer financial institutions;

•	announcements of strategic developments, acquisitions and other material events by the Corporation or its competitors;

•	changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	changes in global financial markets and global economies and general market conditions.
     Stock markets, in general, and the Corporation’s common stock in particular, have recently experienced significant price and volume volatility and the market price of the common stock may continue to be subject to similar market fluctuations that may be unrelated to the operating performance or prospects. Increased volatility could result in a decline in the market price of the common stock.
     Inability to pay dividends on the common stock.
     Holders of the Corporation’s common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on the common stock, we are not required to do so. The Corporation expects to continue to pay dividends but its ability to pay future dividends at current levels or to pay dividends at all, will necessarily depend upon its earnings and financial condition. Any reduction of, or the elimination of, the common stock dividend in the future could adversely affect the market price of the common stock.
     Downgrades in the Corporation’s and its subsidiaries regulatory ratings could limit the Corporation’s ability to engage in certain activities
     The Corporation is subject to supervision and regulation by the FED. The Corporation is a bank holding company that qualifies as a financial holding corporation. As such, the Corporation is permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. To continue to qualify as a financial holding corporation, each of the Corporation’s banking subsidiaries must continue to qualify as “well-capitalized” and “well-managed.” As of December 31, 2008, the Corporation and its banking subsidiaries continue to satisfy all applicable capital guidelines. This, however, does not prevent banking regulators from taking adverse actions against the Corporation if they should conclude that such actions are appropriate. If the Corporation were not to continue to qualify as a financial holding corporation, it might be required to discontinue certain activities and may be prohibited from engaging in new activities without prior regulatory approval. The FED, in the performance of its supervisory and enforcement duties, has significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.
Changes in regulations and legislation could have a financial impact on the Corporation
     As a financial institution, the Corporation is subject to the legislative and rulemaking authority of various regulatory and legislative bodies. Any change in regulations and/or legislation, whether in the United States or Puerto Rico, could have a financial impact on the results of operations of the Corporation.
     From time to time, legislation is introduced in Congress and state legislatures with respect to the regulation of financial institutions. It is anticipated that the 111th Congress will consider legislation affecting financial institutions in its upcoming session. Such legislation may change banking statutes and the operating environment or that of the Corporation’s subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have upon the Corporation’s financial condition or results of operations.
     The FDIC may increase deposit insurance premium.
     The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund.
     The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 up to December 31, 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The Corporation decided to participate in this Temporary Liquidity Program.
     On February 27, 2009, the FDIC approved an emergency special assessment of 20 cents per $100 insured deposits that would be collected in the third quarter of 2009 and agreed to increase fees it will begin charging banks in April to a range of 12 cents to 16 cents per $100 deposit. Further increases may be necessary in the future due to, among other things, additional increases in the number of bank failures. The Corporation expects an estimated charge of approximately $25 million resulting from the emergency special assessment in 2009 and an increase of approximately $13 million in the deposit insurance premium expense for 2009, as compared to 2008, as a result of the increase in the regular assessment rate. Any additional increase in the deposit insurance premium could have a material adverse effect on the Corporation’s financial statements.
     The failure of other financial institutions could adversely affect the Corporation
     The Corporation’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Corporation has exposure to different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions the Corporation is required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, the Corporation may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect the Corporation’s financial condition and results of operations.
     In addition, many of these transactions expose the Corporation to credit risk in the event of a default by our counterparty or client. In addition, the credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Corporation. There is no assurance that any such losses would not materially and adversely affect the Corporation’s financial condition and results of operations.
     Risks of not being able to recover all assets pledged to Lehman Brothers Special Financing, Inc.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under these interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with another counterparty under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2008, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure has been reserved as of December 31, 2008. The Corporation had pledged collateral with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The market value of pledged securities with Lehman as of December 31, 2008 amounted to approximately $62 million.
     The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect the Corporation’s financial statements
     The Corporation’s financial statements are subject to the application of Generally Accepted Accounting Principles in the United States (“GAAP”), which is periodically revised and/or expanded. Accordingly, from time to time the Corporation is required to adopt new or revised accounting standards issued by the FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in the Corporation’s annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on the Corporation’s financial statements cannot be meaningfully assessed. It is possible that future accounting standards that the Corporation is required to adopt could change the current accounting treatment that the Corporation applies to its consolidated financial statements and that such changes could have a material adverse effect on the Corporation’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2008, First BanCorp owned the following three main offices located in Puerto Rico:
     Main offices:
–	Headquarters — Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking lot and an adjacent parking lot are owned by the Corporation.

–	EDP & Operations Center — A five-story structure located at 1506 Ponce de León Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

–	Consumer Lending Center — A three-story building with a three-level parking lot located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.

–	In addition, during 2006, First BanCorp purchased the following office located in Puerto Rico:
          A building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities are being renovated and expanded to accommodate branch operations, data processing, administrative and certain headquarter offices. FirstBank expects to commence occupancy as soon as practicable but not earlier than 2010.
     The Corporation owned 25 branch and office premises and auto lots and leased 118 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage, insurance businesses and commercial banking services are located in the same building. All of these premises are located in Puerto Rico, Florida and in the U.S. and British Virgin Islands. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s businesses as presently conducted.
Item 3. Legal Proceedings
     The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of the Corporation’s management the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Holders Information
     The Corporation’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol FBP. On December 31, 2008, there were 543 holders of record of the Corporation’s common stock.
     The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Corporation’s common stock during such periods.

				Dividends
Quarter Ended	High	Low	Last	per Share
2008:
December	$12.17	$7.91	$11.14	$0.07
September	12.00	6.05	11.06	0.07
June	11.20	6.34	6.34	0.07
March	10.97	7.56	10.16	0.07

2007:
December	$10.16	$6.15	$7.29	$0.07
September	11.06	8.62	9.50	0.07
June	13.64	10.99	10.99	0.07
March	13.52	9.08	13.26	0.07

2006:
December	$10.79	$9.39	$9.53	$0.07
September	11.15	8.66	11.06	0.07
June	12.22	8.90	9.30	0.07
March	13.15	12.20	12.36	0.07
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
     On January 16, 2009, the Corporation issued to Treasury the Series F Preferred Stock and the Warrant, which is described in Item 1 — Recent Significant Events on page 8.
     The Series A, B, C, D, E and F Preferred Stock rank on parity with respect to dividend rights and rights upon liquidation, winding up or dissolution. Holders of each series of preferred stock will be entitled to receive cash dividends, when, as and if declared by the board of directors of First BanCorp out of funds legally available for dividends. The Purchase Agreement of the Series F Preferred stock contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share.
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
     The Corporation may not issue shares ranking, as to dividend rights or rights on liquidation, winding up and dissolution, senior to the Series A, B, C, D, E and F Preferred Stock, except with the consent of the holders of at least two-thirds of the outstanding aggregate liquidation preference of the Series A, B, C, D, E and F Preferred Stock.
     Dividends
     The Corporation has a policy of paying quarterly cash dividends on its outstanding shares of common stock. Accordingly, the Corporation declared a cash dividend of $0.07 per share for each quarter of 2008, 2007 and 2006. The Corporation expects to continue to pay dividends but its ability to pay future dividends at current levels or to pay dividends at all, will necessarily depend upon its earnings and financial condition. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.
     First BanCorp did not purchase any of its equity securities during 2008 or 2007.
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

     Securities authorized for issuance under equity compensation plans
     The following summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2008:

Number of Securities
			Weighted-Average	Remaining Available for
	Number of Securities		Exercise Price of	Future Issuance Under
	to be Issued Upon		Outstanding	Equity Compensation
	Exercise of Outstanding		Options, warrants	Plans (Excluding Securities
	Options		and rights	Reflected in Column (A))
Plan category	(A)		(B)	(C)

Equity compensation plans approved by stockholders	3,910,910	(1)	$12.82	3,763,757	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	3,910,910		$12.82	3,763,757

(1)	Stock options granted under the 1997 stock option plan which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full forth and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.

(2)	Securities available for future issuance under the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”) approved by stockholder on April 29, 2008. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events.

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
     The graph below compares the cumulative total stockholder return of First BanCorp during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2003 in each of First BanCorp’s common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp’s common stock.
     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2003, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2008. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.
SELECTED FINANCIAL DATA
(Dollars in thousands except for per share data and financial ratios results)

	Year Ended December 31,
	2008		2007		2006		2005		2004
Condensed Income Statements:
Total interest income	$1,126,897		$1,189,247		$1,288,813		$1,067,590		$690,334
Total interest expense	599,016		738,231		845,119		635,271		292,853
Net interest income	527,881		451,016		443,694		432,319		397,481
Provision for loan and lease losses	190,948		120,610		74,991		50,644		52,800
Non-interest income	74,643		67,156		31,336		63,077		59,624
Non-interest expenses	333,371		307,843		287,963		315,132		180,480
Income before income taxes	78,205		89,719		112,076		129,620		223,825
Income tax benefit (provision)	31,732		(21,583)		(27,442)		(15,016)		(46,500)
Net income	109,937		68,136		84,634		114,604		177,325
Net income attributable to common stockholders	69,661		27,860		44,358		74,328		137,049

Per Common Share Results(1):
Net income per common share basic	$0.75		$0.32		$0.54		$0.92		$1.70
Net income per common share diluted	$0.75		$0.32		$0.53		$0.90		$1.65
Cash dividends declared	$0.28		$0.28		$0.28		$0.28		$0.24
Average shares outstanding	92,508		86,549		82,835		80,847		80,419
Average shares outstanding diluted	92,644		86,866		83,138		82,771		83,010
Book value per common share	$10.78		$9.42		$8.16		$8.01		$8.10
Tangible book value per common share	$10.22		$8.87		$7.50		$7.29		$7.90

Balance Sheet Data:
Loans and loans held for sale	$13,088,292		$11,799,746		$11,263,980		$12,685,929		$9,697,994
Allowance for loan and lease losses	281,526		190,168		158,296		147,999		141,036
Money market and investment securities	5,709,154		4,811,413		5,544,183		6,653,924		5,699,201
Intangible assets	52,083		51,034		54,908		58,292		16,014
Deferred tax asset, net	128,039		90,130		162,096		130,140		75,077
Total assets	19,491,268		17,186,931		17,390,256		19,917,651		15,637,045
Deposits	13,057,430		11,034,521		11,004,287		12,463,752		7,912,322
Borrowings	4,736,670		4,460,006		4,662,271		5,750,197		6,300,573
Total preferred equity	550,100		550,100		550,100		550,100		550,100
Total common equity	940,628		896,810		709,620		663,416		610,597
Accumulated other comprehensive gain (loss), net of tax	57,389		(25,264)		(30,167)		(15,675)		43,636
Total equity	1,548,117		1,421,646		1,229,553		1,197,841		1,204,333

Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.59		0.40		0.44		0.64		1.30
Return on Average Total Equity	7.67		5.14		7.06		8.98		15.73
Return on Average Common Equity	7.89		3.59		6.85		10.23		23.75
Average Total Equity to Average Total Assets	7.74		7.70		6.25		7.09		8.28
Interest Rate Spread(2)	2.83		2.29		2.35		2.87		3.06
Interest Rate Margin(2)	3.20		2.83		2.84		3.23		3.37
Dividend payout ratio	37.19		88.32		52.50		30.46		14.10
Efficiency ratio(3)	55.33		59.41		60.62		63.61		39.48

Asset Quality:
Allowance for loan and lease losses to loans receivable	2.15		1.61		1.41		1.17		1.46
Net charge-offs to average loans	0.87		0.79		0.55		0.39		0.48
Provision for loan and lease losses to net charge-offs	1.76	x	1.36	x	1.16	x	1.12	x	1.38	x
Non-performing assets to total assets	3.27		2.56		1.54		0.75		0.69
Non-accruing loans to total loans receivable	4.49		3.50		2.24		1.06		0.95
Allowance to total non-accruing loans	47.95		46.04		62.79		110.18		153.86
Allowance to total non-accruing loans, excluding residential real estate loans	90.16		93.23		115.33		186.06		234.72

Other Information:
Common Stock Price: End of period	$11.14		$7.29		$9.53		$12.41		$31.76

(1)	Amounts presented were recalculated, when applicable, to retroactively consider the effect of the June 30, 2005 two-for-one common stock split.

(2)	On a tax equivalent basis (see “Net Interest Income” discussion below).

(3)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp (the “Corporation” or “First BanCorp”) and should be read in conjunction with the audited financial statements and the notes thereto.
DESCRIPTION OF BUSINESS
     First BanCorp is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”), Ponce General Corporation (the holding company of FirstBank Florida), Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands and the State of Florida (USA) specializing in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, auto loans,vehicle rental and insurance agency services.
ECONOMIC AND MARKET ENVIRONMENT
     In the second half of 2008 the volatility and disruptions in the capital and credit markets have reached dramatic levels. Bankruptcies and forced mergers of major investment banks and commercial banks in the United States, government bailouts of mortgage giants Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), government support of the insurance company American International Group and increasing concerns about the ability of other financial institutions to stay capitalized have exacerbated the market disruptions and stress in the credit markets that have affected the economy over the past year. Following a series of ad-hoc market interventions to bail out particular firms, a $700 billion Troubled Asset Relief Program to stimulate economic growth and inspire confidence in the financial markets by the purchase of distressed assets was signed into law on October 3, 2008 and a $787 billion package of spending and tax cuts was approved in early 2009 to stimulate an economy that has been officially in recession since December 2007. Legislation has also increased the limit on deposit insurance at banks and credit unions and authorized the Federal Reserve to pay interest on reserves. The credit market remained tight despite passage of the $700 billion rescue plan in 2008 and it is uncertain the effect of the economic stimulus package recently approved by the new government in the United States. The Federal Reserve has taken steps to support market liquidity by lowering the Federal Funds rate and the discount rate, encouraging banks to use their short-term lending windows and determining to provide a facility to increase the availability of commercial paper to eligible issuers. Other Central Banks have also announced reductions in policy interest rates.
     As is the case with most commercial banks, the lack of liquidity in global credit markets may affect the Corporation’s access to regular and customary sources of funding. Also, the slowing economy and deteriorating housing market in the United States have required increased reserves on the Corporation’s loan portfolio, in particular on the $197 million condo-conversion loan portfolio in the U.S. mainland. However, the Corporation is well capitalized and profitable and maintains sufficient liquidity to operate in a sound and safe manner. The Corporation has taken precautionary steps to enhance its liquidity positions and safeguard the access to credit by, among other things, increasing its borrowing capacity with the Federal Home Loan Bank (FHLB) and the Federal Reserve (FED) through the Discount Window Program, the issuance of additional brokered certificates of deposit (“CDs”) to increase its liquidity levels and the extension of the maturities of borrowings to reduce exposure to high levels of market volatility. The Corporation’s results of operations are sensitive to fluctuations in interest rates. Changes in interest rates can materially affect key earnings drivers such as the volume of loan originations, net interest income earned, and gains/losses on investment security holdings. The Corporation manages interest rate risk on an ongoing basis through asset/liability management strategies, which have included the use of various derivative instruments. The Corporation also manages credit risk inherent in loan portfolios through underwriting, loan review and collection functions.
     The Corporation has not been active in subprime or adjustable rate mortgage loans (“ARMs”), nor has it been exposed to collateral debt obligations or other types of exotic products that aggravated the current financial crisis in the United States. More than 90% of the Corporation’s outstanding balance in its residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans and over 90% of the Corporation’s securities portfolio is invested in U.S. Government and Agency debentures and U.S. government-sponsored agency fixed-rate mortgage-backed securities (“MBS”) (mainly FNMA and FHLMC fixed-rate securities). In connection with the placement of FNMA and FHLMC into conservatorship by the U.S. Treasury in September 2008, the Treasury entered into agreements to invest up to approximately $100 billion in each agency to, among other things, protect debt and mortgage-backed securities of the agencies. As of December 31, 2008 the Corporation had $4.0 billion and $0.9 billion in FNMA and FHLMC mortgage-backed securities and debt securities, respectively, representing approximately 87% of the total investment portfolio. The Corporation’s investment in equity securities is minimal, and it does not own any equity or debt securities of U.S. financial institutions that recently failed. Also, as part of its credit risk management, the Corporation maintains strict and conservative underwriting guidelines, diversifies the counterparties used and monitors the concentration of risk to limit its counterparty exposure. For more information on current exposure with respect to the Corporation’s derivative instruments and outstanding repurchase agreements by counterparty, management of liquidity risk and current liquidity levels, see the “Risk Management” discussion below and Notes 13, 29 and 30 to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K.
     The Corporation’s principal market is Puerto Rico. Although affected by the economic situation in the United States, Puerto Rico’s economy has been in a recession since early 2006 due to several local conditions including Puerto Rico government budget shortfalls and diminished consumer buying power. Nevertheless, the election of new governments in Puerto Rico and in the United States and the expectations of new measures to positively impact the economy may renew the confidence of consumers and businesses in Puerto Rico.
     The Corporation has seen stress in the credit quality of, and worsening trends affecting its construction loan portfolio, in particular condo conversion loans in the U.S. mainland (mainly in the state of Florida) affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States. The Corporation also increased its reserves for the residential mortgage, commercial and construction loan portfolio from the 2007 level to account for the increased credit risk tied to recessionary conditions in Puerto Rico’s economy. Nevertheless, the Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland but there is a lower demand due to the diminished consumer’s acquisition power and confidence. Since 2005 the Corporation has taken actions and implemented initiatives designed to strengthen the Corporation’s credit policies as well as loss mitigation initiatives that have begun to have the desired effects as reflected by a decrease in consumer loans charge-offs and a relative stability in non-performing residential mortgage loans (as a percentage of total residential mortgage loans) . The degree of the impact of economic conditions on the Corporation’s financial results is dependent upon the duration and severity of the aforementioned conditions. For example, the credit risk is affected by a deteriorating economy to the extent that the borrowers’ spending capacity is decreased and, as a result, may not be able to make scheduled payments when due. A deteriorating economy could also lead to a decline in real estate values and therefore the reduction of the borrowers’ capacity to refinance loans and increase the Corporation’s exposure to losses upon default. For more information on credit quality, see the “Risk Management –Allowance for Loan and Lease Losses and Non-performing Assets” discussion below.

OVERVIEW OF RESULTS OF OPERATIONS
     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), the results of its hedging activities, gains (losses) on investments, gains (losses) on sale of loans, and income taxes.
     Net income for the year ended December 31, 2008 amounted to $109.9 million or $0.75 per diluted common share, compared to $68.1 million or $0.32 per diluted common share for 2007 and $84.6 million or $0.53 per diluted common share for 2006.
     The Corporation’s financial performance for 2008, as compared to 2007, was principally impacted by: (i) an increase of $76.9 million in net interest income, as the Corporation benefited from lower short-term interest rates on its interest-bearing liabilities as compared to rate levels during 2007 that more than offset lower loan yields on its commercial and construction loan portfolio, (ii) an income tax benefit of $31.7 million for 2008 compared to an income tax expense of $21.6 million for 2007, a fluctuation mainly related to lower taxable income, the reversal of $10.6 million of Unrecognized Tax Benefits (“UTBs”), and an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico taxing authority, as discussed below, and (iii) a net gain on investments of $21.2 million in 2008 compared to a net loss of $2.7 million in 2007, impacted by a gain of $9.3 million on the mandatory redemption of a portion of the Corporation’s investment in VISA, Inc. (“VISA”) as part of VISA’s Initial Public Offering (“IPO”) in March 2008 and realized gains of $17.9 million on the sale of fixed-rate MBS. These factors were partially offset by: (i) an increase of $70.3 million in the provision for loan and lease losses due to the increase in delinquency levels and increases in specific reserves for impaired commercial and construction loans adversely impacted by deteriorating economic conditions, and (ii) an increase of $19.0 million in losses on real estate owned operations (“REO”) driven by a higher volume of repossessed properties and declining real estate prices, mainly in the U.S. mainland, that have caused write-downs in the value of repossessed properties.

     The following table summarizes the effect of the aforementioned factors and other factors that significantly impacted financial results in previous years on net income attributable to common stockholders and earnings per common share for the last three years:

	Year Ended December 31,
	2008		2007		2006
	Dollars	Per Share	Dollars	Per Share	Dollars	Per Share
	(In thousands, except for per common share amounts)
Net income attributable to common stockholders for prior year	$27,860	$0.32	$44,358	$0.53	$74,328	$0.90
Increase (decrease) from changes in:
Net interest income	76,865	0.88	7,322	0.09	11,375	0.14
Provision for loan and lease losses	(70,338)	(0.81)	(45,619)	(0.55)	(24,347)	(0.29)
Net gain (loss) on investments and impairments	23,919	0.28	5,468	0.06	(20,533)	(0.25)
Gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	(2,497)	(0.03)	13,137	0.16	(10,640)	(0.13)
Gain on sale of credit card portfolio	(2,819)	(0.03)	2,319	0.03	500	0.01
Insurance reimbursement and other agreements related to a contingency settlement	(15,075)	(0.17)	15,075	0.18	—	—
Other non-interest income	3,959	0.05	(179)	—	(1,068)	(0.01)
Employees’ compensation and benefits	(1,490)	(0.02)	(12,840)	(0.15)	(25,445)	(0.31)
Professional fees	4,942	0.06	11,344	0.13	(18,708)	(0.23)
Deposit insurance premium	(3,424)	(0.04)	(5,073)	(0.06)	(366)	—
Provision for contingencies (SEC & Class Action suit settlements)	—	—	—	—	82,750	1.00
Net loss on REO operations	(18,973)	(0.22)	(2,382)	(0.03)	325	—
All other operating expenses	(6,583)	(0.08)	(10,929)	(0.13)	(11,387)	(0.14)
Income tax provision	53,315	0.61	5,859	0.07	(12,426)	(0.15)

Net income after preferred stock dividends and change in average common shares	69,661	0.80	27,860	0.33	44,358	0.54
Change in average common shares (1)	—	(0.05)	—	(0.01)	—	(0.01)

Net income attributable to common stockholders	$69,661	$0.75	$27,860	$0.32	$44,358	$0.53

(1)	For 2008, mainly attributed to the sale of 9.250 million common shares to the Bank of Nova Scotia (“Scotiabank”) in the second half of 2007.
•	Net income for the year ended December 31, 2008 was $109.9 million compared to $68.1 million and $84.6 million for the years ended December 31, 2007 and 2006, respectively.

•	Diluted earnings per common share for the year ended December 31, 2008 amounted to $0.75 compared to $0.32 and $0.53 for the years ended December 31, 2007 and 2006, respectively.

•	Net interest income for the year ended December 31, 2008 was $527.9 million compared to $451.0 million and $443.7 million for the years ended December 31, 2007 and 2006, respectively. Net interest spread and margin on an adjusted tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below) were 2.83% and 3.20%, respectively, up 54 and 37 basis points from 2007. The increase for 2008 compared to 2007 was mainly associated with a decrease in the average cost of funds resulting from lower short-term interest rates and to a lesser extent to a higher volume of interest earning assets. The decrease in funding costs more than offset lower loan yields resulting from the repricing of variable-rate construction and commercial loans tied to short-term indexes and from a higher volume of non-accrual loans.
Approximately $14.2 million of the total net interest income increase is related to positive fluctuations in the fair value of derivative instruments and financial liabilities elected to be measured at fair value under Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Most of the Corporation’s derivative instruments are interest rate swaps used to economically hedge callable brokered CDs and medium-term notes.
Average earning assets for 2008 increased by $1.3 billion, as compared to 2007, driven by commercial and residential real estate loan originations, and to a lesser extent, purchases of loans during 2008 that contributed to a wider spread. In addition, the Corporation purchased approximately $3.2 billion in U.S. government agency fixed-rate MBS having an average yield of 5.44% during 2008, which is higher than the cost of the borrowing required to finance the purchase of such assets; thus contributing to a higher net interest income as compared to 2007. Refer to the “Net Interest Income”discussion below for additional information.

The increase in net interest income for 2007, compared to 2006, was principally due to the effect in the financial results of 2006 of unrealized losses related to changes in the fair value of derivative instruments prior to the implementation of the long-haul method of accounting on April 3, 2006. Prior to the second quarter of 2006, the Corporation recorded changes in the fair value of derivative instruments as non-hedging instruments through operations as part of interest expense. The adoption of fair value hedge accounting in the second quarter of 2006 and the adoption of SFAS 159 in 2007 reduced the accounting volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. The mark-to-market valuation changes for the year ended December 31, 2007 amounted to a net non-cash loss of $9.1 million, compared to net non-cash losses of $58.2 million for 2006.
Net interest income on an adjusted tax equivalent basis decreased 10% for 2007, as compared to 2006, (from $529.9 million in 2006 to $475.4 million in 2007). Adjusted tax equivalent net interest income excludes the effect of mark-to-market valuation changes on derivative instruments and financial liabilities measured at fair value and includes an adjustment that increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income. The decrease in adjusted tax equivalent net interest income in 2007, as compared to 2006, was mainly driven by the continued pressure of the flattening of the yield curve during most of 2007 and the decrease in the average volume of interest earning assets primarily attributable to the repayment of approximately $2.4 billion received from a local financial institution reducing the balance of its secured commercial loan with the Corporation during the latter part of the second quarter of 2006.
•	The provision for loan and lease losses for 2008 was $190.9 million compared to $120.6 million and $75.0 million for 2007 and 2006, respectively. The increase for 2008, as compared to 2007, is mainly attributable to the significant increase in delinquency levels and increases in specific reserves for impaired commercial and construction loans. During 2008, the Corporation experienced continued stress in the credit quality of and worsening trends on its construction loan portfolio, in particular, condo-conversion loans affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States and on its commercial loan portfolio adversely impacted by deteriorating economic conditions in Puerto Rico. Also, higher reserves for residential mortgage loans in Puerto Rico and in the United States were necessary to account for the credit risk tied to recessionary conditions in the economy. The current economic recession in Puerto Rico is expected to continue at least through the remainder of 2009.
The increase in the Corporation’s provision for 2007, as compared to 2006, was due to a deterioration in the credit quality of the Corporation’s loan portfolio which was associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. These conditions resulted in higher net charge-offs relating to Puerto Rico consumer loans as well as commercial and construction loans, representing an increase of $6.9 million and $8.7 million, respectively, as compared to 2006 and higher provisions allocated to the Corporation’s construction loan portfolio originated by its Corporate Banking operations in Miami, Florida (USA). During the second half of 2007, the Corporation recorded a specific reserve of $8.1 million on four condo-conversion loans with an aggregate principal balance at the date of the evaluation of $60.5 million extended to a single borrower.
Refer to the “Provision for Loan and Lease Losses” and “Risk Management” discussions below for additional information with respect to this troubled relationship and further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
•	Non-interest income for the year ended December 31, 2008 was $74.6 million compared to $67.2 million and $31.3 million for the years ended December 31, 2007 and 2006, respectively. The increase in non-interest income in 2008, compared to 2007, is related to a realized gain of $17.7 million on the sale of investment securities (mainly U.S. sponsored agency fixed-rate MBS) and to the gain of $9.3 million on the sale of part of the Corporation’s investment in VISA in connection with VISA’s IPO. A surge in MBS prices, mainly due to the recent announcement of the Federal Reserve (“FED”) that it will invest up to $600 billion in obligations from U.S. government-sponsored agencies, including $500 billion in MBS, provided an opportunity to realize a gain on the sale of approximately $284 million fixed-rate U.S. agency MBS at a gain of $11.0 million. Early in 2008, a spike and subsequent contraction in yield spread for U.S. agency MBS also provided an opportunity for the sale of approximately $242 million and a realized gain of $6.9 million.

Higher point of sale (POS) and ATM interchange fee income and an increase in fee income from cash management services provided to corporate customers also contributed to the increase in non-interest income. The increase in non-interest income attributable to these activities was partially offset, when comparing 2008 to 2007, by isolated events such as the $15.1 million income recognition for reimbursement expenses related to the class action lawsuit settled in 2007 (see below), and a gain of $2.8 million on the sale of a credit card portfolio and $2.5 million on the partial extinguishment and recharacterization of a secured commercial loan to a local financial institution that were all recognized in 2007.
The increase in non-interest income in 2007, compared to 2006, was mainly attributable to the income recognition of approximately $15.1 million for reimbursement of expenses, mainly from insurance carriers, related to the settlement of the class action lawsuit brought against the Corporation, a decrease of $9.3 million in other-than-temporary impairment charges related to the Corporation’s equity securities portfolio, the fluctuation resulting from gains and losses recorded on partial repayments of certain secured commercial loans extended to local financial institutions (a gain of $2.5 million recorded in 2007 compared to a loss of $10.6 million recorded in 2006), a higher gain on the sale of its credit card portfolio (a gain of $2.8 million recorded in 2007 compared to $0.5 million recorded in 2006) pursuant to a strategic alliance reached with a U.S. financial institution and higher income from service charges on loans (an increase of $0.9 million or 16% as compared to 2006) due to the increase in the loan portfolio volume driven by new originations.
Refer to “Non-Interest Income”discussion below for additional information.
•	Non-interest expenses for 2008 were $333.4 million compared to $307.8 million and $288.0 million for 2007 and 2006, respectively. The increase in non-interest expenses for 2008, as compared to 2007, is principally attributable to: (i) a higher net loss on REO operations that increased to $21.4 million for 2008 from $2.4 million for 2007, driven by a higher inventory of repossessed properties and declining real estate prices, mainly in the U.S. mainland, that have caused write-downs on the value of repossessed properties, and (ii) an increase of $3.4 million in deposit insurance premium expense, as the Corporation used available one-time credits to offset the premium increase in 2007 resulting from a new assessment system adopted by the Federal Deposit Insurance Corporation (“FDIC”), and (iii) higher occupancy and equipment expenses, an increase of $2.9 million tied to the growth of the Corporation’s operations. The Corporation has been able to continue the growth of its operations without incurring in substantial additional operating expenses as reflected by a slight increase of 2% in operating expenses, excluding the increase in credit cost. Modest increases were observed in occupancy and equipment expenses, an increase of $2.9 million, and in employees’ compensation and benefits, an increase of $1.5 million.
The increase in non-interest expenses for 2007, as compared to 2006, was mainly due to a $12.8 million increase in employees’ compensation and benefits expense primarily due to increases in the average compensation and related fringe benefits paid to employees, coupled with the accrual of approximately $3.3 million for a voluntary separation program established by the Corporation as part of its cost saving strategies, a $5.1 million increase in the deposit insurance premium expense resulting from changes in the premium calculation by the FDIC, a $4.5 million increase in occupancy and equipment expenses mainly attributable to increases in costs associated with the expansion of the Corporation’s branch network and loan origination offices and an increase of $6.4 million in other operating expenses primarily attributable to a $3.3 million increase related to costs associated with capital raising efforts in 2007 not qualifying for capitalization coupled with increased costs associated with foreclosure actions on the aforementioned troubled loan relationship in Miami, Florida. These factors were partially offset by an $11.3 million decrease in professional fees attributable to the conclusion during 2006 of the Audit Committee’s review and the restatement process.
•	For 2008, the Corporation recorded an income tax benefit of $31.7 million, compared to an income tax expense of $21.6 million for 2007. The fluctuation is mainly related to lower taxable income. A significant portion of revenues was derived from tax-exempt assets and operations conducted through the international banking entity, FirstBank Overseas Corporation. Also, the positive fluctuation in financial results was impacted by two transactions: (i) a reversal of $10.6 million of UTBs during the second quarter of 2008 for positions taken on income tax returns recorded under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48 due to the lapse of the statute of limitations for the 2003 taxable year, and (ii) the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that established a multi-year allocation schedule for deductibility of the $74.25 million payment made by the Corporation during 2007 to settle a securities class action suit.

Income tax expense for the year ended December 31, 2007 was $21.6 million (or 24% of pre-tax earnings) compared to $27.4 million (or 24% of pre-tax earnings) for the year ended December 31, 2006. The decrease in income tax expense in 2007 as compared to 2006 was primarily due to lower taxable income coupled with the effect of a lower statutory tax rate in Puerto Rico for 2007 (39% in 2007 compared to 43.5% in 2006). Refer to “Income Taxes”discussion below for additional information.
•	Total assets as of December 31, 2008 amounted to $19.5 billion, an increase of $2.3 billion compared to $17.2 billion as of December 31, 2007. The Corporation’s loan portfolio increased by $1.3 billion (before the allowance for loan and lease losses), driven by new originations, mainly commercial and residential mortgage loans and the purchase of a $218 million auto loan portfolio during the third quarter of 2008. Also, the increase in total assets is attributable to the purchase of approximately $3.2 billion of fixed-rate U.S. government agency MBS during the first half of 2008 as market conditions presented an opportunity to obtain attractive yields, improve its net interest margin and replace $1.2 billion of U.S. Agency debentures called by counterparties. The Corporation increased its cash and money market investments by $26.8 million in part as a precautionary measure during the present economic climate.

•	As of December 31, 2008, total liabilities amounted to $17.9 billion, an increase of approximately $2.2 billion as compared to $15.8 billion as of December 31, 2007. The increase in total liabilities was mainly attributable to a higher volume of deposits, as the Corporation has been issuing brokered CDs to finance its lending activities and accumulate additional liquidity due to current market volatility, and an increase in repurchase agreements issued to finance the purchase of MBS in the first half of 2008. Total deposits, excluding brokered CDs, increased by $770.1 million from the balance as of December 31, 2007, reflecting increases in deposits from all sectors; including individuals, commercial entities and the government.

•	The Corporation’s stockholders’ equity amounted to $1.5 billion as of December 31, 2008, an increase of $126.5 million compared to the balance as of December 31, 2007, driven by net income of $109.9 million recorded for 2008 and a net unrealized gain of $82.7 million on the fair value of available-for-sale securities recorded as part of comprehensive income. The increase in the fair value of MBS was mainly in response to the announcement by the U.S. government that it will invest up to $600 billion in obligations from housing-related government-sponsored agencies, including $500 billion in MBS backed by FNMA, FHLMC and GNMA. Partially offsetting these increases were dividends declared during 2008 amounting to $66.2 million ($25.9 million or $0.28 per common stock and $40.3 million in preferred stock).

•	Total loan production, including purchases, for the year ended December 31, 2008 was $4.2 billion compared to $4.1 billion and $4.9 billion for the years ended December 31, 2007 and 2006, respectively. The increase in loan production in 2008, as compared to 2007, is mainly associated with an increase in commercial loan originations and the purchase of a $218 million auto loan portfolio. The decrease in loan production for 2007, as compared to 2006, was mainly due to decreases in the origination of residential real estate and commercial loans attributable, among other things, to the slowdown in the Puerto Rico and U.S. housing market and to stricter underwriting standards.

•	Total non-performing assets as of December 31, 2008 were $637.2 million compared to $439.3 million as of December 31, 2007. The slumping economy and deteriorating housing market in the United States coupled with recessionary conditions in Puerto Rico’s economy, have resulted in higher non-performing balances in all of the Corporation’s loan portfolios. Total non-performing assets in the U.S. mainland increased to $104.0 million as of December 31, 2008 from $58.5 million at the end of 2007, up $45.5 million or 78%. All segments were severely affected by the economy and housing market crisis in the U.S. with the total variance resulting from: (i) an increase of $13.8 million for residential real estate loans and $3.6 million for foreclosed residential properties; (ii) an increase of $4.1 million in non-performing construction, land loans and foreclosed condo-conversion projects; (iii) an increase of $23.3 million in commercial loans, mainly secured by real estate, and (iv) an increase of $0.7 million in the consumer lending sector. Refer to the “Risk Management” discussion below for additional information with respect to dispositions of non-performing assets in the United States during 2008 and further analysis.
Total non-performing assets in Puerto Rico increased to $512.6 million as of December 31, 2008 from $362.1 million at the end of 2007, up $150.5 million or 42%. The total variance breakdown includes: (i) an increase of $49.6 million for non-performing residential real estate loans and $7.6 million in foreclosed real estate properties; (ii) an increase of $45.6 million in non-performing construction and land loans, and (iii) an increase of $48.0 million in commercial loans. All segments of the loan portfolios were impacted by the current economic crisis. On a positive note, non-performing consumer assets (including finance leases) remained relatively unchanged compared to December 31, 2007. This portfolio continues to show signs of stability and benefited from changes in underwriting standards implemented in late 2005 and from originations using these new underwriting standards of new consumer loans to replace maturing consumer loans. This portfolio had an average life of approximately four years.
The Corporation may experience additional increases in the volume of its non-performing loan portfolio due to Puerto Rico’s current economic recession. During the third quarter of 2007, the Corporation started a loan loss mitigation program providing homeownership preservation assistance. Since the inception of the program in the third quarter of 2007, the Corporation has completed approximately 367 loan modifications with an outstanding balance of approximately $60.0 million as of December 31, 2008. Of this amount, $53.2 million have been outstanding long enough to be considered for interest accrual of which $32.8 million have been formally returned to accruing status after a sustained period of repayments.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
     The accounting principles of the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States (“GAAP”) and to general practices within the banking industry. The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) classification and related values of investment securities; 5) valuation of financial instruments; 6) derivative financial instruments; and 7) income recognition on loans. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently have greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.
          Allowance for Loan and Lease Losses
     The Corporation maintains the allowance for loan and lease losses at a level that management considers adequate to absorb losses currently inherent in the loans and leases portfolio. The adequacy of the allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality. Management allocates specific portions of the allowance for loan and lease losses to problem loans that are identified through an asset classification analysis. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are individually considered homogeneous and each portfolio is evaluated in as pools of similar loans for impairment. The adequacy of the allowance for loan and lease losses is based upon a number of factors including historical loan and lease loss experience that may not fully represent current conditions inherent in the portfolio. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. The Corporation addresses this risk by actively monitoring the delinquency and default experience and by considering current economic and market conditions and their probable impact on the borrowers. Based on the assessments of current conditions, the Corporation makes appropriate adjustments to the historically developed assumptions when necessary to adjust historical factors to account for present conditions. The Corporation also takes into consideration information about trends on non-accrual loans, delinquencies, changes in underwriting policies and other risk characteristics relevant to the particular loan category.
     The Corporation measures impairment individually for those commercial and real estate loans with a principal balance of $1 million or more in accordance with the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118), and SFAS 5, “Accounting for Contingencies.” A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A specific reserve is determined for those commercial and real estate loans classified as impaired, primarily based on each such loan’s collateral value (if collateral dependent) or the present value of expected future cash flows discounted at the loan’s effective interest rate. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and for certain loans on a spot basis selected by specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Should there be a deficiency, the Corporation records a specific allowance for loan losses related to these loans.
     As a general procedure, the Corporation internally reviews appraisals on a spot basis as part of the underwriting and approval process. For construction loans related to the Miami Corporate Banking operations, appraisals are reviewed by an outsourced contracted appraiser. Once a loan backed by real estate collateral deteriorates or is accounted for in non-accrual status, a full assessment of the value of the collateral is performed. If the Corporation commences litigation to collect an outstanding loan or commences foreclosure proceedings against a borrower (which includes the collateral), a new appraisal report is requested and the book value is adjusted accordingly, either by a corresponding reserve or a charge-off.
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
          Other-than-temporary impairments
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
     The impairment analysis of the fixed income investments places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations. In light of the current crisis in the financial markets, the Corporation takes into consideration the latest information available about the overall financial condition of issuers, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuers to deal with the present economic climate. The Corporation also considers its intent and ability to hold the fixed income securities until recovery. If management believes, based on the analysis, that the issuer will not be able to service its debt and pay its obligations in a timely manner, the security is written down to the estimated fair value. For securities written down to their estimated fair value, any accrued and uncollected interest is also reversed. Interest income is then recognized when collected.
     The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, credit ratings as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more. An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of twelve consecutive months or more.
          Income Taxes
     The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting from differences in the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution. As of December 31, 2008, there were no open income tax investigations. Information regarding income taxes is included in Note 25 to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K.
     The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change (see Note 25 to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K).
     SFAS 109, “Accounting for Income Taxes,” requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In the third quarter of 2005, the Puerto Rico legislature passed and the governor signed into law a temporary two-year additional surtax of 2.5% applicable to corporations. The surtax was applicable to taxable years after December 31, 2004 and increased the maximum marginal corporate income tax rate from 39% to 41.5% until December 31, 2006. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico signed Law No. 89 which imposed an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act which resulted in an additional tax provision of $1.7 million for 2006. For 2007 and 2008 the maximum marginal corporate income tax rate was 39%.
     The Corporation adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Corporation classifies interest and penalties, if any, related to unrecognized tax portions as components of income tax expense. Refer to Note 25 of the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K for required disclosures and further information related to this accounting pronouncement.
     Investment Securities Classification and Related Values
     Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Debt and equity securities are classified as trading when the Corporation has the intent to sell the securities in the near term. Debt and equity securities classified as trading securities are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as HTM or trading, except for equity securities that do not have readily available fair values, are classified as available-for-sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated other comprehensive income (a component of stockholders’ equity). Investments in equity securities that do not have publicly and readily determinable fair values are classified as other equity securities in the statement of financial condition and carried at the lower of cost or realizable value. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, prepayment speeds and discount rates.

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
     Effective January 1, 2007, the Corporation elected to early adopt SFAS 157, “Fair Value Measurements.” This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
     The following is a description of the valuation methodologies used for instruments measured at fair value:
   Callable Brokered CDs (Level 2 inputs)
     The fair value of callable brokered CDs, which are included within deposits and elected to be measured at fair value under SFAS 159, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits. The fair value does not incorporate the risk of nonperformance, since the callable brokered CDs are generally participated out by brokers in shares of less than $100,000 and therefore, insured by the FDIC.
   Medium-Term Notes (Level 2 inputs)
     The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing as required by SFAS 157. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option.

   Investment Securities
     The fair value of investment securities is the market value based on quoted market prices, when available, or market prices for identical or comparable assets that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids offers and reference data including market research operations. Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument (Level 3), as is the case with certain private label mortgage-backed securities held by the Corporation. Unlike U.S. agency mortgage-backed securities, the fair value of these private label securities cannot be readily determined because they are not actively traded in securities markets. Significant inputs used for fair value determination consist of specific characteristics such as information used in the prepayment model, which follows the amortizing schedule of the underlying loans, which is an unobservable input.
     Private label mortgage-backed securities are collateralized by mortgages on single-family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation is derived from a model and represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security. The model uses prepayment, default and interest rate assumptions that market participants would commonly use for similar mortgage asset classes that are subject to prepayment, credit and interest rate risk. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO) and the variable cash flow of the security is modeled using the 3-month LIBOR forward curve. The expected foreclosure frequency estimates used in the model are based on the 100% Public Securities Association (PSA) Standard Default Assumption (SDA) with a loss severity assumption of 10% after taking into consideration that the issuer must cover losses up to 10% of the aggregate outstanding balance according to recourse provisions.
   Derivative Instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component, when appropriate. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using USD dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives are mainly composed of interest rate swaps used to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the Corporation fully collateralizes with investment securities any mark-to-market loss with the counterparty and if there are market gains the counterparty must deliver collateral to the Corporation.
     Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps”, are valued using models that consider unobservable market parameters (Level 3). Reference caps are used to mainly hedge interest rate risk inherent in private label mortgage-backed securities, thus are tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. Significant inputs used for fair value determination consist of specific characteristics such as information used in the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input. The valuation model uses the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and build zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of caplet is then discounted from each payment date.

       Derivative Financial Instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting under SFAS 133 are reported in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in other comprehensive income in the stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). None of the Corporation’s derivative instruments qualified or have been designated as a cash flow hedge.
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
The Corporation occasionally purchases or originates financial instruments that contain embedded derivatives. At inception of the financial instrument, the Corporation assesses: (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, it is separated from the host contract and carried at fair value with changes recorded in current period earnings as part of net interest income. Information regarding derivative instruments is included in Note 30 to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K.
     Effective January 1, 2007, the Corporation elected to early adopt SFAS 159. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. The Corporation adopted SFAS 159 for callable fixed medium-term notes and callable brokered CDs (“SFAS 159 liabilities”), that were hedged with interest rate swaps. From April 3, 2006 to the adoption of SFAS 159, First BanCorp was following the long-haul method of accounting under SFAS 133 for the portfolio of callable interest rate swaps, callable brokered CDs and callable notes. One of the main considerations in the determination to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159, the Corporation no longer amortizes or accretes the basis adjustment for the SFAS 159 liabilities. The basis adjustment amortization or accretion is the reversal of the basis differential between the market value and book value recognized at the inception of fair value hedge accounting as well as the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it had recognized changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. SFAS 159 also establishes that the accrued interest should be reported as part of the fair value of the financial instruments elected to be measured at fair value. Refer to Note 27 to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K.
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
     Loans on which the recognition of interest income has been discontinued are designated as non-accruing. When loans are placed on non-accruing status, any accrued but uncollected interest income is reversed and charged against interest income. Consumer, construction, commercial and mortgage loans are classified as non-accruing when interest and principal have not been received for a period of 90 days or more. This policy is also applied to all impaired loans based upon an evaluation of the risk characteristics of said loans, loss experience, economic conditions and other pertinent factors. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Closed-end consumer loans and leases are charged-off when payments are 120 days in arrears. Open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears.
     The Corporation may also classify loans in non-accruing status and recognize revenue only when cash payments are received because of the deterioration in the financial condition of the borrower and payment in full of principal or interest is not expected. In addition, during the third quarter of 2007, the Corporation started a loan loss mitigation program providing homeownership preservation assistance. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.

Recent Accounting Pronouncements
     The Financial Accounting Standards Board (“FASB”) and the Securities Exchange Commission (“SEC”) have issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The adoption of this statement did not have an impact on the Corporation’s financial statements, when adopted on January 1, 2009.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of this statement did not have an impact on the Corporation’s financial statements, when adopted on January 1, 2009.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (b) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation adopted the disclosure framework dictated by this Statement during 2008. Required disclosures are included in Note 30 of the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. (“SAS”) 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 obviates the need for the guidance applicable to auditors in SAS 69 by identifying the GAAP hierarchy for entities, since entities rather than auditors are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS 162 should be reported as a change in accounting principle in accordance with SFAS 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which the SEC approved on September 16, 2008. The adoption of SFAS 162 did not impact the Corporation’s current accounting policies or the Corporation’s financial results.

     In May 2008, the FASB issued Staff Position No. (“FSP”) APB 14-1 (“FSP–APB 14-1”). FSP-APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP-APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP-APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of December 31, 2008, the Corporation does not have any convertible debt instrument.
     In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Except for those disclosures, earlier application of SFAS 163 is not permitted. The Corporation is currently evaluating the possible effect, if any, of the adoption of this statement on its financial statements, commencing on January 1, 2009.
     In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under FSP EITF 03-6-1 unvested share-based payment awards that are considered to be participating securities should be included in the computation of EPS pursuant to the two-class method under SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Corporation is currently evaluating this statement in light of the recently approved Omnibus Incentive Plan, however, as of December 31, 2008, the outstanding unvested shares of restricted stock do not contain rights to nonforfeitable dividends.
     In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. A seller of credit derivatives must disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance, and cash flows. As of December 31, 2008, the Corporation is not involved in the credit derivatives market. This FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of SFAS 161. This FSP clarifies the FASB’s intent that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The provisions of this FSP that amend SFAS 133 and FIN 45 will be effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of this pronouncement did not have a significant impact on the Corporation’s financial statements.
     In October 2008, the FASB issued FSP No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP became effective on October 10, 2008 and also applies to prior periods for which financial statements have not been issued. The adoption of this pronouncement did not impact the Corporation’s fair value methodologies on its financial assets.

     In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP became effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. This FSP shall apply for each annual and interim reporting period thereafter. The adoption of this Statement did not have a significant impact on the Corporation’s financial statements as the Corporation is not materially involve in the transfer of financial assets through securitization and asset-backed financing arrangements, nor have involvement with variable interest entities.
     In January 2009, the FASB issued FSP No. EITF 99-20-1 (“FSP EITF 99-20-1”), “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of this Statement did not have a significant impact on the Corporation’s financial statements.
RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the year ended December 31, 2008 was $527.9 million, compared to $451.0 million and $443.7 million for 2007 and 2006, respectively. On an adjusted tax equivalent basis and excluding the changes in the fair value of derivative instruments, the ineffective portion and the basis adjustment amortization or accretion resulting from fair value hedge accounting in 2006, and unrealized gains and losses on SFAS 159 liabilities, net interest income for the year ended December 31, 2008 was $579.1 million, compared to $475.4 million and $529.9 million for 2007 and 2006, respectively.
     The following tables include a detailed analysis of net interest income. Part I presents average volumes and rates on an adjusted tax equivalent basis and Part II presents, also on an adjusted tax equivalent basis, the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period rates), and (ii) changes in rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.
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
     Part I

	Average volume			Interest income(1)/ expense			Average rate(1)
Year Ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$286,502	$440,598	$1,444,533	$6,355	$22,155	$72,755	2.22%	5.03%	5.04%
Government obligations (2)	1,402,738	2,687,013	2,827,196	93,539	159,572	170,088	6.67%	5.94%	6.02%
Mortgage-backed securities	3,923,423	2,296,855	2,540,394	244,150	117,383	128,096	6.22%	5.11%	5.04%
Corporate bonds	7,711	7,711	8,347	570	510	574	7.39%	6.61%	6.88%
FHLB stock	65,081	46,291	26,914	3,710	2,861	2,009	5.70%	6.18%	7.46%
Equity securities	3,762	8,133	27,155	47	3	350	1.25%	0.04%	1.29%

Total investments (3)	5,689,217	5,486,601	6,874,539	348,371	302,484	373,872	6.12%	5.51%	5.44%

Residential real estate loans	3,351,236	2,914,626	2,606,664	215,984	188,294	171,333	6.44%	6.46%	6.57%
Construction loans	1,485,126	1,467,621	1,462,239	82,513	121,917	126,592	5.56%	8.31%	8.66%
Commercial loans	5,473,716	4,797,440	5,593,018	314,931	362,714	401,027	5.75%	7.56%	7.17%
Finance leases	373,999	379,510	322,431	31,962	33,153	28,934	8.55%	8.74%	8.97%
Consumer loans	1,709,512	1,729,548	1,783,384	197,581	202,616	214,967	11.56%	11.71%	12.05%

Total loans (4) (5)	12,393,589	11,288,745	11,767,736	842,971	908,694	942,853	6.80%	8.05%	8.01%

Total interest-earning assets	$18,082,806	$16,775,346	$18,642,275	$1,191,342	$1,211,178	$1,316,725	6.59%	7.22%	7.06%

Interest-bearing liabilities:
Interest-bearing checking accounts	$580,572	$443,420	$371,422	$12,914	$11,365	$5,919	2.22%	2.56%	1.59%
Savings accounts	1,217,730	1,020,399	1,022,686	18,916	15,037	12,970	1.55%	1.47%	1.27%
Certificates of deposit	9,484,051	9,291,900	10,479,500	391,665	498,048	531,188	4.13%	5.36%	5.07%

Interest-bearing deposits	11,282,353	10,755,719	11,873,608	423,495	524,450	550,077	3.75%	4.88%	4.63%
Loans payable	10,792	—	—	243	—	—	2.25%	—	—
Other borrowed funds	3,864,189	3,449,492	4,543,262	148,753	172,890	223,069	3.85%	5.01%	4.91%
FHLB advances	1,120,782	723,596	273,395	39,739	38,464	13,704	3.55%	5.32%	5.01%

Total interest-bearing liabilities (6)	$16,278,116	$14,928,807	$16,690,265	$612,230	$735,804	$786,850	3.76%	4.93%	4.71%

Net interest income				$579,112	$475,374	$529,875

Interest rate spread							2.83%	2.29%	2.35%
Net interest margin							3.20%	2.83%	2.84%

(1)	On an adjusted tax equivalent basis. The adjusted tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (39% for 2008 and 2007, 43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006 and 41.5% for all other subsidiaries in 2006)) and adding to it the cost of interest-bearing liabilities. When adjusted to a tax equivalent basis, yields on taxable and exempt assets are comparable. Changes in the fair value of derivative instruments (including the ineffective portion after the adoption of hedge accounting in the second quarter of 2006), unrealized gains or losses on SFAS 159 liabilities, and basis adjustment amortization or accretion are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans.

(5)	Interest income on loans includes $10.2 million, $11.1 million, and $14.9 million for 2008, 2007 and 2006, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.

Part II

	2008 Compared to 2007			2007 Compared to 2006
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest income on interest-earning assets:
Money market & other short-term investments	$(6,082)	$(9,718)	$(15,800)	$(50,485)	$(115)	$(50,600)
Government obligations	(80,954)	14,921	(66,033)	(8,259)	(2,257)	(10,516)
Mortgage-backed securities	97,011	29,756	126,767	(12,367)	1,654	(10,713)
Corporate bonds	—	60	60	(41)	(23)	(64)
FHLB stock	1,115	(266)	849	1,323	(471)	852
Equity securities	(29)	73	44	(145)	(202)	(347)

Total investments	11,061	34,826	45,887	(69,974)	(1,414)	(71,388)

Residential real estate loans	28,173	(483)	27,690	20,070	(3,109)	16,961
Construction loans	1,214	(40,618)	(39,404)	457	(5,132)	(4,675)
Commercial loans	45,020	(92,803)	(47,783)	(58,602)	20,289	(38,313)
Finance leases	(477)	(714)	(1,191)	5,054	(835)	4,219
Consumer loans	(2,332)	(2,703)	(5,035)	(6,396)	(5,955)	(12,351)

Total loans	71,598	(137,321)	(65,723)	(39,417)	5,258	(34,159)

Total interest income	82,659	(102,495)	(19,836)	(109,391)	3,844	(105,547)

Interest expense on interest-bearing liabilities:
Deposits	23,142	(124,097)	(100,955)	(53,151)	27,524	(25,627)
Loans payable	243	—	243	—	—	—
Other borrowed funds	18,327	(42,464)	(24,137)	(54,261)	4,082	(50,179)
FHLB advances	17,599	(16,324)	1,275	23,883	877	24,760

Total interest expense	59,311	(182,885)	(123,574)	(83,529)	32,483	(51,046)

Change in net interest income	$23,348	$80,390	$103,738	$(25,862)	$(28,639)	$(54,501)

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate (39% for 2008 and 2007, 43.5% for the Corporation’s Puerto Rico banking subsidiary in 2006 and 41.5% for all other subsidiaries in 2006)) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. A significant increase in revenues was observed in connection with the increase in tax-exempt MBS held by the Corporation’s international banking entities. Refer to “Income Taxes” discussion below for additional information of the Puerto Rico tax law.
     The presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments, including the ineffective portion for designated hedges after the adoption of fair value accounting, the basis adjustment amortization or accretion, and unrealized gains or losses on SFAS 159 liabilities provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments, the basis adjustment amortization or accretion, and unrealized gains or losses on SFAS 159 liabilities have no effect on interest due or interest earned on interest-bearing assets or interest-bearing liabilities, respectively, or on interest payments exchanged with interest rate swap counterparties.
     The following table reconciles the interest income on an adjusted tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Year Ended December 31,
(In thousands)	2008	2007	2006

Interest income on interest-earning assets on an adjusted tax equivalent basis	$1,191,342	$1,211,178	$1,316,725
Less: tax equivalent adjustments	(56,408)	(15,293)	(27,987)
Less: net unrealized (loss) gain on derivatives (economic undesignated hedges)	(8,037)	(6,638)	75

Total interest income	$1,126,897	$1,189,247	$1,288,813

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Year Ended December 31,
(In thousands)	2008	2007	2006

Unrealized (loss) gain on derivatives (economic undesignated hedges):
Interest rate caps	$(4,341)	$(3,985)	$(472)
Interest rate swaps on corporate bonds	—	—	27
Interest rate swaps on loans	(3,696)	(2,653)	520

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(8,037)	$(6,638)	$75

     The following table summarizes the components of interest expense for the years ended December 31, 2008, 2007 and 2006. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives, unrealized gains or losses on SFAS 159 liabilities, the ineffective portion of derivative instruments designated as fair value hedges under SFAS 133, and the basis adjustment:

	Year Ended December 31,
	2008	2007	2006
(In thousands)	(In thousands)
Interest expense on interest-bearing liabilities	$632,134	$713,918	$757,969
Net interest (realized) incurred on interest rate swaps	(35,569)	12,323	8,926
Amortization of placement fees on brokered CDs	15,665	9,056	19,896
Amortization of placement fees on medium-term notes	—	507	59

Interest expense excluding net unrealized (gain) loss on derivatives (designated and economic undesignated hedges), net unrealized (gain) loss on SFAS 159 liabilities and accretion of basis adjustment	612,230	735,804	786,850
Net unrealized (gain) loss on derivatives (designated and economic undesignated hedges) and SFAS 159 liabilities	(13,214)	4,488	61,895
Accretion of basis adjustment	—	(2,061)	(3,626)

Total interest expense	$599,016	$738,231	$845,119

     The following table summarizes the components of the net unrealized gain and loss on derivatives (designated and economic undesignated hedges) and net unrealized loss on SFAS 159 liabilities which are included in interest expense:

	Year Ended December 31,
	2008	2007	2006
(In thousands)	(In thousands)
Unrealized gain on derivatives (designated hedges - ineffective portion):
Interest rate swaps on brokered CDs	$—	$—	$(3,989)
Interest rate swaps on medium-term notes	—	—	(720)

Net unrealized gain on derivatives (designated hedges - ineffective portion)	—	—	(4,709)

Unrealized (gain) loss on derivatives (economic undesignated hedges):
Interest rate swaps and other derivatives on brokered CDs	(62,856)	(66,826)	62,521
Interest rate swaps and other derivatives on medium-term notes	(392)	692	4,083

Net unrealized (gain) loss on derivatives (economic undesignated hedges)	(63,248)	(66,134)	66,604

Unrealized (gain) loss on SFAS 159 liabilities:
Unrealized loss on brokered CDs	54,199	71,116	—
Unrealized gain on medium-term notes	(4,165)	(494)	—

Net unrealized loss on SFAS 159 liabilities	50,034	70,622	—

Net unrealized (gain) loss on derivatives (designated and economic undesignated hedges) and SFAS 159 liabilities	$(13,214)	$4,488	$61,895

     The following table summarizes the components of the accretion of basis adjustment, which are included in interest expense in 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Accretion of basis adjustments on fair value hedges:
Interest rate swaps on brokered CDs	$—	$—	$(3,576)
Interest rate swaps on medium-term notes	—	(2,061)	(50)

Accretion of basis adjustment on fair value hedges	$—	$(2,061)	$(3,626)

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
     The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of related financial instruments (i.e., brokered CDs not elected for the fair value option under SFAS 159). For 2007, the amortization of broker placement fees includes the derecognition of the unamortized balance of placement fees related to a $150 million note redeemed prior to its contractual maturity during the second quarter as well as the amortization of placement fees for brokered CDs not elected for fair value option under SFAS 159.
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
     For 2007, the basis adjustment represents the basis differential between the market value and the book value of a $150 million medium-term note recognized at the inception of fair value hedge accounting on April 3, 2006, as well as changes in fair value recognized after the inception until the discontinuance of fair value hedge accounting on January 1, 2007, which was amortized or accreted based on the expected maturity of the liability as a yield adjustment. The unamortized balance of the basis adjustment was derecognized as part of the redemption of the $150 million note resulting in an adjustment to earnings of $1.9 million recognized as an accretion of basis adjustment, during the second quarter of 2007. For 2006, the basis adjustment represents the amortization or accretion of the basis differential between the market value and the book value of the hedged liabilities recognized at the inception of fair value hedge accounting, which was amortized or accreted to interest expense based on the expected maturity of the hedged liabilities as changes in value after the inception of the long-haul method.
     As shown on the tables above, the results of operations for 2008, 2007, and 2006 were impacted by changes in the valuation of derivative instruments that hedge economically or under fair value designation the Corporation’s brokered CDs and medium-term notes and by unrealized gains and losses on SFAS 159 liabilities. The adoption of fair value hedge accounting during the second quarter of 2006 and SFAS 159, effective January 1, 2007, reduced the earnings volatility caused by fluctuations in the value of derivative instruments.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered CDs and medium-term notes to variable payments (receive fixed/pay floating). Refer to Note 30 of the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
     2008 compared to 2007
     Net interest income increased 17% to $527.9 million for 2008 from $451.0 million for 2007. Approximately $14.2 million of the total net interest income increase is related to fluctuations in the fair value of derivative instruments and financial liabilities elected to be measured at fair value under SFAS 159. The Corporation’s net interest spread and margin, on an adjusted tax equivalent basis, for 2008 were 2.83% and 3.20%, respectively, up 54 and 37 basis points from 2007. The increase was mainly associated with a decrease in the average cost of funds resulting from lower short-term interest rates and to a lesser extent to a higher volume of interest earning assets. During 2008, the target for the Federal Funds rate was lowered from 4.25% to a range of 0% to 0.25% through seven separate actions in an attempt to stimulate the U.S. economy, officially in recession since December 2007. The decrease in funding costs more than offset lower loan yields resulting from the repricing of variable-rate construction and commercial loans tied to short-term indexes and from a higher volume of non-accrual loans.
     Average earning assets for 2008 increased by $1.3 billion, as compared to 2007, driven by commercial and residential real estate loan originations, and to a lesser extent, purchases of loans during 2008 that contributed to a wider spread. In addition, the Corporation purchased approximately $3.2 billion in U.S. government agency fixed-rate MBS having an average yield of 5.44% during 2008, which is higher than the cost of the borrowing required to finance the purchase of such assets, thus contributing to a higher net interest income as compared to 2007. The increase in the loan and MBS portfolio was partially offset by the early redemption, through call exercises, of approximately $1.2 billion of U.S. Agency debentures with an average yield of 5.87% due to the drop in rates in the long end of the yield curve.
     On the funding side, the average cost of the Corporation’s interest-bearing liabilities decreased by 117 basis points mainly due to lower short-term rates and the mix of borrowings. The benefit from the decline in short-term rates in 2008 was partially offset by the Corporation’s strategy, in managing its asset/liability position in order to limit the effects of changes in interest rates on net interest income, of reducing its exposure to high levels of market volatility by, among other things, extending the duration of its borrowings and replacing swapped-to-floating brokered CDs that matured or were called (due to lower short-term rates) with brokered CDs not hedged with interest rate swaps. Also, the Corporation has reduced its interest rate risk through other funding sources and by, among other things, entering into long-term and structured repurchase agreements that replaced short-term borrowings. The volume of swapped-to-floating brokered CDs has decreased by approximately $3.0 billion to $1.1 billion as of December 31, 2008 from $4.1 billion a year ago. This strategy has better positioned the Corporation for possible adverse changes in interest rates in the future.
     On the asset side, the average yield on the Corporation’s interest-earning assets decreased by 63 basis points driven by lower yields on the variable-rate commercial and construction loan portfolio. The weighted-average yield on loans decreased by 125 basis points during 2008. In the latter part of 2008, the Corporation took initial steps to obtain higher pricing on its variable-rate commercial loan portfolio; however, this effort was severely impacted by significant declines in short-term rates during the last quarter of 2008 (the Prime Rate dropped to 3.25% from 7.25% at December 31, 2007 and 3-month LIBOR closed at 1.43% on December 31, 2008 from 4.70% on December 31, 2007) and, to an extent, by the increase in the volume of non-performing loans. Lower loan yields were partially offset by higher yields on tax-exempt securities such as U.S. agency MBS held by the Corporation’s international banking entity subsidiary. Expected acceleration in MBS prepayments in 2009 may require the reinvestment of proceeds at lower prevailing rates, but the Corporation will strive to protect the net interest rate spread through its re-investment strategy and through new loan originations.

     On an adjusted tax equivalent basis, net interest income increased by $103.7 million, or 22%, for 2008 compared to 2007. The increase was principally due to the lower short-term rates discussed above but also was positively impacted by a $41.1 million increase in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The increase in the tax-equivalent adjustment was mainly related to increases in the interest rate spread on tax-exempt assets due to lower short-term rates and a higher volume of tax-exempt MBS held by the Corporation’s international banking entity subsidiary, FirstBank Overseas Corporation.
     2007 compared to 2006
     Net interest income increased to $451.0 million for 2007 from $443.7 million in 2006. The increase in net interest income for 2007, as compared to 2006, was mainly driven by the effect in 2006 earnings of unrealized non-cash losses related to changes in the fair value of derivative instruments prior to the implementation of fair value hedge accounting using the long-haul method on April 3, 2006. During the first quarter of 2006, the Corporation recorded changes in the fair value of derivative instruments as non-hedging instruments through operations recording unrealized losses of $69.7 million for derivatives as part of interest expense. The adoption of fair value hedge accounting in the second quarter of 2006 and the adoption of SFAS 159 in 2007 reduced the accounting volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value. The change in the valuation of derivative instruments, the net unrealized loss on SFAS 159 liabilities, the basis adjustment and the ineffective portion on designated hedges recorded as part of net interest income (“the valuation changes”) resulted in a net non-cash loss of $9.1 million for 2007, compared to a net unrealized loss of $58.2 million for 2006.
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
     Notwithstanding the decrease in adjusted tax equivalent net interest income in absolute terms, the Corporation was able to maintain its net interest margin on an adjusted tax equivalent basis at a relatively stable level. Net interest margin for the year ended December 31, 2007 was 2.83%, compared to 2.84% for the previous year reflecting the effect of the Corporation’s decision to deleverage its balance sheet as well as the effect of the steepened yield curve during the last quarter of 2007. During the second half of 2007, the Corporation sold approximately $556 million and $400 million of low-yielding mortgage-backed securities and U.S. Treasury investments, respectively, and used the proceeds in part to pay down high cost borrowings as they matured. The Corporation re-invested approximately $566 million in higher-yielding U.S. Agency mortgage-backed securities. The Corporation was able to mitigate the pressure of the sustained flatness of the yield curve during most of 2007 by the redemption of its $150 million medium-term notes which carried a cost higher than the overall cost of funding and by the increase in the amount of structured repos entered into by the Corporation which price below LIBOR or are structured to lock-in interest rates that are lower than yields on the securities serving as collateral for an extended period.
     Total interest income on an adjusted tax equivalent basis decreased by $105.5 million, mainly due to a decrease in average interest-earning assets. The Corporation’s average interest-earning assets decreased by $1.9 billion or

10% for 2007 compared to 2006. For the investment portfolio, the decrease in average volume was mainly driven by the use of short-term investments to repay short-term brokered CDs as these matured and the sale of low-yield mortgage-backed securities and U.S. government obligations representing a decrease of approximately $70.0 million in interest income on investments. After receiving the repayment of $2.4 billion from a local financial institution, the Corporation invested the proceeds in money market investments. During the second half of 2006, the Corporation used part of the proceeds to repay short-term brokered certificates of deposit, mainly issued in 2006, as these matured. For the loan portfolio, the decrease in average volume, was mainly driven by the aforementioned payment of $2.4 billion received in 2006 from a local financial institution reducing the balance of a secured commercial loan, partially offset by loan originations that resulted in increases in the average balance of the residential, construction and consumer loan portfolios. Declining loan yields on the Corporation’s residential, construction and consumer loan portfolios attributable to the increase in the balance of non-performing loans also adversely affected interest income during 2007.
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
     During 2008, the Corporation provided $190.9 million for loan and lease losses, as compared to $120.6 million in 2007 and $75.0 million in 2006.
     Refer to the discussions under “Risk Management – Credit Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” below for analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     2008 compared to 2007
     The increase, as compared to 2007, is mainly attributable to the significant increase in delinquency levels and increases in specific reserves for impaired commercial and construction loans adversely impacted by deteriorating economic conditions in the United States and Puerto Rico. Also, increases to reserve factors for potential losses inherent in the loan portfolio, higher reserves for the residential mortgage loan portfolio in the U.S. mainland and Puerto Rico and the overall growth of the Corporation’s loan portfolio contributed to higher charges in 2008.
     During 2008, the Corporation experienced continued stress in the credit quality of and worsening trends on its construction loan portfolio, in particular, condo-conversion loans affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States. The total exposure of the Corporation to condo-conversion loans in the United States is approximately $197.4 million or less than 2% of the total loan portfolio. A total of approximately $154.4 million of this condo-conversion portfolio is considered impaired under SFAS 114 with a specific reserve of $36.0 million allocated to these impaired loans during 2008. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some loans originally disbursed as condo-conversion have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the United States real estate market. As of December 31, 2008, approximately $47.8 million of loans originally disbursed as condo-conversion construction loans have been reverted to income-producing commercial loans. Higher reserves were also necessary for the residential mortgage loan portfolio in the U.S. mainland in light of increased delinquency levels and the decrease in housing prices. The Corporation’s loan portfolio in the United States mainland, mainly in the state of Florida, totals $1.5 billion, or 11% of the total loan portfolio.
     In Puerto Rico, the Corporation’s impaired commercial and construction loan portfolio amounted to approximately $164 million and $106 million, respectively, with specific reserves of $21 million and $19 million, respectively, allocated to these loans during 2008. The Corporation also increased its reserves for the residential mortgage and construction loan portfolio from the 2007 levels to account for the increased credit risk tied to recessionary conditions in Puerto Rico’s economy, which are expected to continue at least through the remainder of 2009. The Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland; however, there has been a lower demand for houses due to diminished consumer purchasing power and confidence.
     Refer to the discussions under “Financial Condition and Operating Analysis – Lending Activities” and under “Risk Management – Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure to the geographic areas where the Corporation does business.
     2007 compared to 2006
     First BanCorp’s provision for loan and lease losses for the year ended December 31, 2007 increased by $45.6 million, or 61%, compared to 2006. The increase in the provision was primarily due to deterioration in the credit quality of the Corporation’s loan portfolio associated with the weakening economic conditions in Puerto Rico and the slowdown in the United States housing sector. In particular, the increase was mainly related to specific and general provisions related to the construction loan portfolio of the Corporation’s Corporate Banking operations in Miami, Florida and increases in the general reserves allocated to the consumer loan portfolio.
     During the third quarter of 2007, the Corporation recorded an impairment of $8.1 million on four condo-conversion loans, with an aggregate principal balance of $60.5 million at the time of the impairment evaluation, extended to a single borrower through its Corporate banking operations in Miami, Florida based on an updated impairment analysis that incorporated new appraisals. The increase in non-accrual loans and charge-offs during 2007, other than the aforementioned troubled loan relationship, as compared to 2006, was attributable to weak economic conditions in Puerto Rico. Puerto Rico is in the midst of a recession caused by, among other things, higher utilities prices, higher taxes, government budgetary imbalances, and higher levels of oil prices.
     The above-mentioned troubled relationship comprised four condo-conversion loans that the Corporation had placed in non-accrual status during the second and third quarters of 2007. For the third quarter of 2007, the Corporation updated the impairment analysis on the relationship and requested new appraisals that reflected collateral deficiency as compared to the Corporation’s recorded investment in the loans. The aggregate unpaid principal balance of the relationship classified as non-accrual decreased to $46.4 million as of December 31, 2007, net of a charge-off of $3.3 million recorded to this relationship in the fourth quarter of 2007. The charge-off was recorded at the time of sale of one of the loans in the relationship. This sale was made at a price that exceeded the recorded investment in the loan (loan receivable less specific reserve) by approximately $1 million.
     In 2008, the Corporation sold another of the impaired loans with a carrying value of $21.8 million for $22.5 million. The other two loans were foreclosed during 2008 and one of the projects with a carrying value of $3.8 million was sold in the fourth quarter of 2008 and a $0.4 million loss was recorded on the sale. The Corporation expects to complete the sale of the last remaining foreclosed condo-conversion project of the aforementioned troubled relationship in the U.S. mainland in the first half of 2009.

Non-interest Income
     The following table presents the composition of non-interest income:

	2008	2007	2006
	(In thousands)

Other service charges on loans	$6,309	$6,893	$5,945
Service charges on deposit accounts	12,895	12,769	12,591
Mortgage banking activities	3,273	2,819	2,259
Rental income	2,246	2,538	3,264
Insurance income	10,157	10,877	11,284
Other operating income	18,570	13,595	14,327

Non-interest income before net gain (loss) on investments, insurance reimbursement and other agreements related to a contingency settlement, net gain on partial extinguishment and recharacterization of secured commercial loans to local financial institutions and gain on sale of credit card portfolio	53,450	49,491	49,670

Gain on VISA shares and other proceeds	9,474	—	—
Net gain on sale of investments	17,706	3,184	7,057
Impairment on investments	(5,987)	(5,910)	(15,251)

Net gain (loss) on investments	21,193	(2,726)	(8,194)
Insurance reimbursement and other agreements related to a contingency settlement	—	15,075	—
Gain on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	2,497	(10,640)
Gain on sale of credit card portfolio	—	2,819	500

Total	$74,643	$67,156	$31,336

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
     Income from mortgage banking activities includes gains on sales of loans and revenues earned administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.
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
     2008 compared to 2007
     Non-interest income increased 11% to $74.6 million for 2008 from $67.2 million for 2007. The increase is related to a realized gain of $17.7 million on the sale of approximately $526 million of U.S. sponsored agency fixed-rate MBS and to the gain of $9.3 million on the sale of part of the Corporation’s investment in VISA in connection with VISA’s IPO. The announcement of the FED that it will invest up to $600 billion in obligations from U.S. government-sponsored agencies, including $500 billion in MBS backed by FNMA, FHLMC and GNMA, caused a surge in prices and sent mortgage rates down to the lowest levels since February and offered a market opportunity to realize a gain. Higher point of sale (POS) and ATM interchange fee income and an increase in fee income from cash management services provided to corporate customers accounted for approximately $3.9 million of the increase in non-interest income. Other-than-temporary impairment charges amounted to $6.0 million in 2008, compared to $5.9 million in 2007. Different from 2007 when impairment charges related exclusively to equity securities, most of the impairment charges in 2008 (approximately $4.2 million) were related to auto industry corporate bonds held by FirstBank Florida. The Corporation’s remaining exposure to auto industry corporate bonds as of December 31, 2008 amounted to $1.5 million, while its exposure to equity securities was approximately $2.2 million.
     The increase in non-interest income attributable to activities mentioned above was partially offset, when comparing 2008 to 2007, by isolated events such as the $15.1 million income recognition in 2007 for reimbursement of expenses related to the class action lawsuit settled in 2007, and a gain of $2.8 million on the sale of a credit card portfolio and $2.5 million on the partial extinguishment and recharacterization of a secured commercial loan to a local financial institution that were recognized in 2007 as described below.
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
     During 2006, the Corporation recorded a net loss of $10.6 million on the partial extinguishment of a secured commercial loan extended to a local financial institution as a result of a series of credit agreements reached with Doral to formally document as secured borrowings the loan transfers between the parties that previously had been accounted for erroneously as sales. The terms of the credit agreements specified: (1) a floating interest payment based on a spread over 90-day LIBOR subject to a cap; (2) an amortization schedule tied to the scheduled amortization of the underlying mortgage loans subject to a maximum maturity of 10 years; (3) mandatory prepayments as a result of actual prepayments from the underlying mortgages; and (4) an option to Doral to prepay the loan without penalty at any time.
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
     During the first quarter of 2007, the Corporation entered into various agreements with R&G Financial Corporation (“R&G Financial”) relating to prior transactions accounted for as commercial loans secured by mortgage loans and pass-through trust certificates from R&G Financial subsidiaries. First, through a mortgage payment agreement, R&G Financial paid the Corporation approximately $50 million to reduce the commercial loan that R&G Premier Bank, R&G Financial’s banking subsidiary, had outstanding with the Corporation. In addition, the remaining balance of the loans secured by mortgage loans of approximately $271 million was re-documented as a secured loan from the Corporation to R&G Financial. The terms of the credit agreement specified: (1) a floating interest payment based on a spread over 90-day LIBOR; (2) repayment of the loan in arrears in sixty equal consecutive monthly installments of principal (scheduled amortization plus any unscheduled principal recoveries) and interest maturing on February 22, 2012; (3) delivery by R&G Financial to the Corporation and maintenance at all times of a first priority security interest with a collateral value as a percentage of loans of 103% for FHA/VA mortgage loans, 105% for conventional conforming mortgage loans and 111% of conventional non-conforming mortgage loans; and (4) R&G Financial may, at its option, prepay the loan without premium or penalty. Second, R&G Financial and the Corporation amended various agreements involving, as of the date of the transaction, approximately $183.8 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements allow the Corporation to treat these transactions as “true sales” for accounting and legal purposes and recharacterize the loans as securities collateralized by loans. As a result of the agreements and the partial extinguishment of the secured commercial loan, the Corporation recorded a net gain of $2.5 million related to the difference between the carrying value of the loans, the net payment received and the fair value of the securities received from R&G Financial.
     For 2007, the Corporation recorded a gain of $2.8 million on the sale of the credit card portfolio pursuant to a strategic alliance reached with a U.S. financial institution, compared to a gain of $0.5 million recorded in 2006.
     Higher income from service charges on loans, which increased by $0.9 million or 16% as compared to 2006, was due to the increase in the loan portfolio volume driven by new originations. Loan originations for 2007 amounted to $4.1 billion.

Non-Interest Expense
     The following table presents the components of non-interest expenses:

	2008	2007	2006
	(In thousands)
Employees’ compensation and benefits	$141,853	$140,363	$127,523
Occupancy and equipment	61,818	58,894	54,440
Deposit insurance premium	10,111	6,687	1,614
Other taxes, insurance and supervisory fees	22,868	21,293	17,881
Professional fees — recurring	12,572	13,480	11,455
Professional fees — non-recurring	3,237	7,271	20,640
Servicing and processing fees	9,918	6,574	7,297
Business promotion	17,565	18,029	17,672
Communications	8,856	8,562	9,165
Net loss on REO operations	21,373	2,400	18
Other	23,200	24,290	20,258

Total	$333,371	$307,843	$287,963

     2008 compared to 2007
     Non-interest expenses increased 8% to $333.4 million for 2008 from $307.8 million for 2007. The increase is principally attributable to a higher net loss on REO operations and increases in the deposit insurance premium expense and occupancy and equipment expenses, partially offset by lower professional fees.
     The net loss on REO operations increased by approximately $19.0 million for 2008, as compared to the previous year, mainly due to a higher inventory of repossessed properties and declining real estate prices, mainly in the U.S. mainland, that have caused write-downs on the value of repossessed properties. A significant portion of the losses is related to foreclosed properties from the Corporate Banking operations in Miami, including a $5.3 million write-down to the value of the last remaining foreclosed project in the United States as of December 31, 2008 which is expected to be sold in the first half of 2009. Higher losses were also observed in Puerto Rico due to a higher inventory and recent trends in sales.
     The deposit insurance premium expense increased by $3.4 million as the Corporation used available one-time credits to offset the premium increase in 2007 resulting from a new assessment system adopted by the FDIC and also attributable to the increase in the deposit base. On February 27, 2009, the FDIC approved an emergency special assessment of 20 cents per $100 insured deposits that would be collected in the third quarter of 2009 and agreed to increase fees it will begin charging banks in April to a range of 12 cents to 16 cents per $100 deposit. The Corporation expects an estimated charge of approximately $25 million resulting from the emergency special assessment in 2009 and an increase of approximately $13 million in the deposit insurance premium expense for 2009, as compared to 2008, as a result of the increase in the regular assessment rate.
     Occupancy and equipment expenses increased by $2.9 million primarily to support the growth of the Corporation’s operations as well as increases in utility costs.
     Employees’compensation and benefits expenses increased by $1.5 million for 2008, as compared to the previous year, primarily due to higher average compensation and related fringe benefits, partially offset by a decrease of $2.8 million in stock-based compensation expenses and the impact in 2007 of the accrual of approximately $3.3 million for a voluntary separation program established by the Corporation as part of its cost saving strategies. The Corporation has been able to continue the growth of its operations without incurring in substantial additional operating expenses. The Corporation’s total headcount has decreased as compared to December 31, 2007 as a result of the voluntary separation program completed earlier in 2008 and reductions by attrition. These decreases have been partially offset by increases due to the acquisition of the Virgin Islands Community Bank (“VICB”) in the first quarter of 2008 and to reinforcement of audit and credit risk management personnel.

     Professional fees decreased by $4.9 million for the 2008 year, as compared to 2007, primarily attributable to lower legal, accounting and consulting fees due to, among other things, the settlement of legal and regulatory matters.
     2007 compared to 2006
     The Corporation’s non-interest expenses for 2007 increased by $19.9 million, or 7%, compared to 2006. The increase in non-interest expenses was mainly due to increases in employees’ compensation and benefits as well as deposit insurance premium expenses, occupancy and equipment expenses, other taxes and insurance fees, partially offset by a decrease in professional fees.
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
     For 2007, other expenses increased by $6.4 million, or 32%, compared to 2006. The increase in other expenses for 2007 was mainly due to a $3.3 million increase related to costs associated with capital raising efforts in 2007 not qualifying for capitalization coupled with increased costs associated with foreclosure actions on the aforementioned troubled loan relationship in Miami, Florida.
     Professional fees decreased during 2007 by $11.3 million, or 35%, compared to 2006. The decrease was primarily attributable to lower legal, accounting and consulting fees due to the conclusion during the third quarter of 2006 of the internal review conducted by the Corporation’s Audit Committee and the restatement process.
Income Tax Provision
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, with certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S. Virgin Islands taxes on its income from sources within this jurisdiction. Any such tax paid is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%, except that in 2005 and 2006 an additional transitory tax rate of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved a transitory tax rate of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. On May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act, as amended, such as FirstBank, which raised the maximum statutory tax rate to 43.5% for the 2006 taxable year. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through IBEs of the Corporation and the Bank and through the Bank’s subsidiary FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For additional information relating to income taxes, see Note 25 to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2008, 2007 and 2006.
     2008 compared to 2007
     For 2008, the Corporation recognized an income tax benefit of $31.7 million compared to an income tax expense of $21.6 million for 2007. The fluctuation is mainly related to lower taxable income. A significant portion of revenues was derived from tax-exempt assets and operations conducted through the IBE, FirstBank Overseas Corporation. Also, the positive fluctuation in financial results was impacted by two transactions: (i) a reversal of $10.6 million of UTBs during the second quarter of 2008 for positions taken on income tax returns recorded under the provisions of FIN 48, as explained below, and (ii) the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that established a multi-year allocation schedule for deductibility of the $74.25 million payment made by the Corporation during 2007 to settle a securities class action suit. Also, higher deferred tax benefits were recorded in connection with a higher provision for loan and lease losses.
     During the second quarter of 2008, the Corporation reversed UTBs by approximately $7.1 million and accrued interest of $3.5 million as a result of a lapse of the applicable statute of limitations for the 2003 taxable year. The amounts of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. For the outstanding UTBs of $22.4 million (including $6.8 million of accrued interest), the Corporation cannot make any reasonable reliable estimate of the timing of future cash flows or changes, if any, associated with such obligations.
     As of December 31, 2008, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and thus, established a valuation allowance of $7.3 million, compared to a valuation allowance amounting to $4.9 million as of December 31, 2007. As of December 31, 2008, the deferred tax asset, net of the valuation allowance of $7.3 million, amounted to approximately $128.0 million compared to $90.1 million as of December 31, 2007.
     For additional information relating to income taxes, refer to Note 25 of the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K.
   2007 compared to 2006
     For the year ended December 31, 2007, the Corporation recognized an income tax expense of $21.6 million, compared to $27.4 million in 2006. The decrease in income tax expense was mainly due to lower taxable income coupled with the effect of a lower statutory tax rate in Puerto Rico for 2007 (39% in 2007 compared to 43.5% in 2006). As of December 31, 2007, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and thus, established a valuation allowance of $4.9 million, compared to a valuation allowance amounting to $6.1 million as of December 31, 2006. As of December 31, 2007, the deferred tax asset, net of the valuation allowance of $4.9 million, amounted to approximately $90.1 million compared to $162.1 million as of December 31, 2006. The significant decrease in the deferred tax asset is due to the reversal during the third quarter of 2007 of the deferred tax asset related to the class action lawsuit contingency of $74.25 million recorded as of December 31, 2005 and due to the tax impact of the adoption of SFAS 159, on January 1, 2007, of approximately $58.7 million.  The Corporation reached an agreement with the lead class action plaintiff during 2007 and payments totaling the previously reserved amount of $74.25 million were made.
OPERATING SEGMENTS
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and to a lesser extent to the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of December 31, 2008, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. There is also an Other category reflecting other legal entities reported separately on a combined basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For information regarding First BanCorp’s reportable segments, please refer to Note 31 “Segment Information” to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K.
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies” to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
     The Treasury and Investment segment loans funds to the Consumer (Retail) Banking, Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows funds from those segments. The Consumer (Retail) Banking segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investment and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The Other category is mainly composed of the operations of FirstBank Florida as well as finance leases and insurance and other miscellaneous products that were adversely affected by deteriorating economic conditions. This category, in particular FirstBank Florida was negatively impacted by the increase in the provision for loan and lease losses due to the deterioration in the credit quality of this portfolio and declining prices in the real estate market in the United States. In addition, an other-than-temporary impairment charges of $4.2 million were recorded in connection with auto industry corporate bonds held by FirstBank Florida.
Consumer(Retail)Banking
     The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. Loans to consumers include auto, boat, lines of credit, and personal loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.
     Consumer lending has been mainly driven by auto loan originations. The Corporation follows a strategy of providing outstanding service to selected auto dealers that provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation commercial relations with floor plan dealers is strong and directly benefits the Corporation’s consumer lending operation and are managed as part of the consumer banking activities.

     Personal loans and, to a lesser extent, marine financing and a small revolving credit portfolio also contribute to interest income generated on consumer lending. Credit card accounts, which are issued under the Bank’s name through an alliance with FIA Card Services (Bank of America), who bears the credit risk, grew more than 100% from December 31, 2007. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards.
     The highlights of the Consumer (Retail) Banking segment financial results for the year ended December 31, 2008 include the following:
•	Segment income before taxes for the year ended December 31, 2008 was $46.7 million compared to $82.9 million and $139.6 million for the years ended December 31, 2007 and 2006, respectively.

•	Net interest income for the year ended December 31, 2008 was $173.0 million compared to $205.3 million and $238.5 million for the years ended December 31, 2007 and 2006, respectively. The decrease in net interest income reflects a diminished consumer loan portfolio due to principal repayments and charge-offs relating to the auto and personal loans portfolio coupled with the sale of approximately $15.6 million during 2007 of the Corporation’s credit card portfolio. This portfolio is mainly composed of fixed-rate loans financed with shorter-term borrowings; thus positively affected in a declining interest rate scenario, however, this was more than offset by a decrease in the amount credited to this segment for its deposit-taking activities due to the decline in interest rates, resulting in a decrease in net interest income in 2008, as compared to 2007.

•	The provision for loan and lease losses for 2008 decreased by $4.3 million compared to the same period in 2007 and increased by $20.2 million when comparing 2007 with the same period in 2006. The decrease in 2008, as compared to 2007, is mainly related to the lower amount of the consumer loan portfolio, a relative stability in delinquency and non-performing levels, and a decrease in net charge-offs attributable in part to the changes in underwriting standards implemented since late 2005 and the originations using these new underwriting standards of new consumer loans to replace maturing consumer loans. This portfolio had an average life of approximately four years. The increase in the provision for loan and lease losses for 2007, compared to 2006, was mainly due to a higher general reserve for the Puerto Rico consumer loan portfolio, particularly auto loans, as a result of weak economic conditions in Puerto Rico. Increasing trends in non-performing loans and charge-offs experienced during 2007 and 2006 were affected by the fiscal and economic situation of Puerto Rico. Puerto Rico has been in the midst of a recession since the third quarter of 2005.

•	Non-interest income for the year ended December 31, 2008 was $28.8 million compared to $27.3 million and $23.5 million for the years ended December 31, 2007 and 2006, respectively. The increase for 2008, as compared to 2007, is mainly related to higher point of sale (POS) and ATM interchange fee income caused by a change in the calculation of interchange fees charged between financial institutions in Puerto Rico from a fixed fee calculation to a percentage of the sale calculation since the second half of 2007. The increase in non-interest income for 2007, as compared to 2006, was driven by a gain on sale of a credit card portfolio of $2.8 million.

•	Direct non-interest expenses for the year ended December 31, 2008 were $103.8 million compared to $94.1 million and $86.9 million for the years ended December 31, 2007 and 2006, respectively. The increase in direct operating expense for 2008 was mainly due to increases in compensation, marketing collection efforts and in the FDIC insurance premium. The increase for 2007, as compared to 2006, was mainly due to increases in employees’ compensation and benefits and occupancy and equipment. The increase in employees’ compensation and benefits was mainly from increases in the headcount in the Corporation’s retail bank branch network coupled with increases in average salary and employee benefits to support the growth of the segment.
Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for the public sector and specialized industries such as healthcare, tourism, financial institutions, food and beverage, shopping centers and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of this portfolio is secured either by the underlying value of the real estate collateral, and collateral and the personal guarantees of the borrowers are taken in abundance of caution. Although commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains an effective credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including strong underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.
     For this segment, the Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. Starting in 2005, the Corporation expanded its distribution network and participation in the commercial loans middle market segment by focusing on customers with financing needs of up to $5 million. The Corporation established 5 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     The highlights of the Commercial and Corporate Banking segment financial results for the year ended December 31, 2008 include the following:
•	Segment income before taxes for the year ended December 31, 2008 was $21.2 million compared to $77.8 million and $123.8 million for the years ended December 31, 2007 and 2006, respectively.

•	Net interest income for the year ended December 31, 2008 was $136.9 million compared to $135.9 million and $154.7 million for the years ended December 31, 2007 and 2006, respectively. The increase in net interest income for 2008, as compared to 2007, is related to both an increase in the average volume of earning assets driven by new commercial loan originations and lower interest rates charged by other segments due to the decline in short-term interest rates in 2008 that more than offset lower loan yields due to the repricing of this portfolio and the increase in non-accrual loans. Also, the Corporation has took initial steps to obtain a higher pricing on its variable-rate commercial loan portfolio given the current market environment. The decrease in net interest income for 2007, compared to 2006, was mainly driven by a decrease in the average volume of interest-earning assets. The decrease in the segment’s average volume of interest-earning assets was mainly due to the substantial partial repayment of $2.4 billion received from Doral in May 2006 that reduced the segment’s outstanding secured commercial loan from local financial institutions. The repayment also reduced the Corporation’s loans-to-one borrower exposure.

•	The provision for loan and lease losses for 2008 was $78.8 million compared to $41.2 million and $7.9 million for 2007 and 2006, respectively. The increase in the provision for loan and lease losses for 2008 was mainly driven by higher specific reserves relating to the condo-conversion loan portfolio of the Corporation’s Corporate Banking operation in Miami, Florida. The increase was also related to the increase in the amount of commercial and construction impaired loans in Puerto Rico due to deteriorating economic conditions. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio. The increase in 2007, compared to 2006, was driven by higher general reserves on the Corporate Banking operations construction loan portfolio in Miami, Florida due to the slowdown of the U.S. housing market, an $8.1 million charge due to the collateral impairment on the previously discussed troubled loan relationship, and to the increase in the loan portfolio.

•	Total non-interest income for the year ended December 31, 2008 amounted to $4.6 million compared to a non-interest income of $6.3 million and non-interest loss of $6.1 million for the years ended December 31, 2007 and 2006 respectively. The fluctuation in non-interest income for 2008 and 2007 was mainly attributable to the impact on earnings of agreements entered into with other local financial institutions for the partial extinguishment of secured commercial loans extended to such institutions (a gain of $2.5 million recorded in 2007 compared to a loss of $10.6 million recorded in 2006). Aside from these transactions, non-interest income for the Commercial and Corporate Banking Segment increased by $0.9 million in connection with higher fees on cash management services provided to corporate customers.
•	Direct non-interest expenses for 2008 were $41.6 million compared to $23.2 million and $16.9 million for 2007 and 2006, respectively. The increase for 2008, as compared to 2007, was mainly due to a higher loss in REO operations, primarily expenses and write-downs related to foreclosed condo-conversion projects in Miami, Florida. Refer to “Non-interest expenses” discussion above for additional information. The increase in direct operating expenses for 2007, as compared to 2006, was mainly due to increases in employees’ compensation due to increases in average salary and employee benefits and increases in REO operations losses associated with the aforementioned troubled loan relationship in Miami coupled with the expense allocated to this segment related to the FDIC insurance premium expense.
Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels such as branches, mortgage brokers and real estate brokers, and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the federal agency’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies. Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the FNMA and FHLMC programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster and simpler and at competitive prices.
     The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. In December 2008, the Corporation obtained from GNMA, Commitment Authority to issue GNMA mortgage-backed securities.  Under this program the Corporation will begin securitizing and selling FHA/VA mortgage loan production into the secondary markets.
     The highlights of the Mortgage Banking segment financial results for the year ended December 31, 2008 include the following:
•	Segment income before taxes for the year ended December 31, 2008 was $16.9 million compared to $18.6 million and $24.4 million for the years ended December 31, 2007 and 2006, respectively.

•	Net interest income for the year ended December 31, 2008 was $47.2 million compared to $39.0 million and $43.4 million for the years ended December 31, 2007 and 2006, respectively. The increase in net interest income for 2008, as compared to 2007, is mainly related to the decline in short-term rates during 2008. This portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates that are financed with shorter-term borrowings; thus positively affected in a declining interest rate scenario as the one prevailing in 2008. The increase in 2008 was also related to a higher portfolio, driven by mortgage loan originations. The decrease in net interest income for 2007, as compared to 2006, was principally due to declining loan yields on the residential mortgage loan portfolio resulting from the increase in non-performing loans.

•	The provision for loan and lease losses for the year 2008 was $9.8 million compared to $1.6 million and $4.0 million for the years ended December 31, 2007 and 2006, respectively. The increase in 2008, as compared to 2007, was mainly related to the increase in the volume of non-performing loans due to deteriorating economic conditions in Puerto Rico and an increase in reserve factors to account for the continued recessionary economic conditions and the increase in charge-offs. The decrease in 2007, as compared to 2006, was due to the fact that after a detailed review of the residential mortgage loan portfolio in 2006, the Corporation determined that it needed to increase its allowance for loan and lease losses based on the deterioration of the economic conditions in Puerto Rico and the increase in the home price index in Puerto Rico. The Corporation continues to update the analysis on a yearly basis, and in 2007 the Corporation obtained similar results than in 2006. As a consequence, the Corporation determined that the allowance for loan losses for the residential mortgage loan portfolio was at an adequate level.
•	Non-interest income for the year ended December 31, 2008 was $3.4 million compared to $3.0 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively. The increase for 2008, as compared to 2007 was driven by a higher volume of loan sales in the secondary market. The increase for 2007, as compared to 2006, was driven by higher service charges on loans associated with the growth in the residential mortgage loan portfolio coupled with a negative lower-of-cost-or-market adjustment of $1.0 million recorded in 2006 to the loans-held-for-sale portfolio.

•	Direct non-interest expenses for 2008 were $23.9 million compared to $21.8 million and $17.5 million for 2007 and 2006, respectively. The increase for 2008, as compared to 2007, is related to technology related expenses incurred to improve the servicing of the mortgage loans as well as increases in compensation and, to a lesser extent, higher losses on REO operations in connection with a higher volume of repossessed properties and recent trends in sales. The increase in direct operating expenses for 2007, as compared to 2006, was mainly due to increases in employees’ average salary compensation and higher employer benefits. The Corporation has committed substantial resources to this segment during the past 4 years.
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
     The highlights of the Treasury and Investments segment financial results for the year ended December 31, 2008 include the following:
•	Segment income before taxes for the year ended December 31, 2008 amounted to $106.3 million compared to losses of $14.5 million and $79.2 million for the years ended December 31, 2007 and 2006, respectively.

•	Net interest income for the year ended December 31, 2008 was $87.2 million compared to a loss of $4.5 million and a loss of $63.2 million for the years ended December 31, 2007 and 2006, respectively. The variance observed in 2008, as compared to 2007, is mainly related to lower short-term rates and, to a lesser extent, to an increase in the volume of average interest-earning assets. The Corporation’s securities portfolio is mainly composed of fixed-rate U.S. agency MBS and debt securities tied to long-term rates. During 2008, the Corporation purchased approximately $3.2 billion in fixed-rate MBS at an average yield of 5.44%, which is significantly higher than the cost of borrowings used to finance the purchase of such assets. Despite the early redemption by counterparties of approximately $1.2 billion of U.S. agency debentures through call exercises, the lack of liquidity in the financial markets has caused several call dates go by in 2008 without counterparties actions to exercise call provisions embedded in approximately $945 million of U.S. agency debentures still held by the Corporation as of December 31, 2008. The Corporation has benefited from higher than current market yields on these instruments. Also, non-cash gains from changes in the fair value of derivative instruments and SFAS 159 liabilities accounted for approximately $14.2 million of the increase in net interest income for 2008 as compared to 2007. The lower net interest loss for 2007 was caused by the effect in 2006 earnings of non-cash losses from changes in the fair value of derivative instruments prior to the implementation of the long-haul method of accounting on April 3,

2006. During the first quarter of 2006, the Corporation recorded unrealized losses of $69.7 million for derivatives as part of interest expense. The adoption of fair value hedge accounting in the second quarter of 2006 and the adoption of SFAS 159 in 2007 reduced the accounting volatility that previously resulted from the accounting asymmetry created by accounting for the financial liabilities at amortized cost and the derivatives at fair value.
•	Non-interest income for the year ended December 31, 2008 amounted to $25.8 million compared to a losses of $2.2 million and of $8.3 million for the years ended December 31, 2007 and 2006, respectively. The positive fluctuation in earnings was related to the aforementioned realized gain of $17.7 million mainly on the sale of approximately $526 million of U.S. sponsored agency fixed-rate MBS and to the gain of $9.3 million on the sale of part of the Corporation’s investment in VISA in connection with VISA’s IPO. Refer to “Non-interest income”discussion above for additional information. The decrease in non-interest loss for 2007 was driven by lower other-than-temporary impairment charges in the Corporation’s equity securities portfolio, which decreased by $9.3 million as compared to 2006.

•	Direct non-interest expenses for 2008 were $6.7 million compared to $7.8 million and $7.7 million for 2007 and 2006, respectively. The decrease for 2008, as compared to 2007 was mainly associated to lower professional service fees. The increase in direct operating expenses for 2007, compared to 2006 was mainly due to increases in employees’ compensation and benefits.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Financial Condition
     The following table presents an average balance sheet of the Corporation for the following years:

December 31,	2008	2007	2006
	(In thousands)
ASSETS
Interest-earning assets:
Money market & other short-term investments	$286,502	$440,598	$1,444,533
Government obligations	1,402,738	2,687,013	2,827,196
Mortgage-backed securities	3,924,990	2,296,855	2,540,394
Corporate bonds	6,144	7,711	8,347
FHLB stock	65,081	46,291	26,914
Equity securities	3,762	8,133	27,155

Total investments	5,689,217	5,486,601	6,874,539

Residential real estate loans	3,351,236	2,914,626	2,606,664
Construction loans	1,485,126	1,467,621	1,462,239
Commercial loans	5,473,716	4,797,440	5,593,018
Finance leases	373,999	379,510	322,431
Consumer loans	1,709,512	1,729,548	1,783,384

Total loans(1)	12,393,589	11,288,745	11,767,736

Total interest-earning assets	18,082,806	16,775,346	18,642,275

Total non-interest-earning assets(2)	425,150	438,861	540,636

Total assets	$18,507,956	$17,214,207	$19,182,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing checking accounts	$580,572	$443,420	$371,422
Savings accounts	1,217,730	1,020,399	1,022,686
Certificate of deposit	9,484,051	9,291,900	10,479,500

Interest-bearing deposits	11,282,353	10,755,719	11,873,608
Loans payable(3)	10,792	—	—
Other borrowed funds	3,864,189	3,449,492	4,543,262
FHLB advances	1,120,782	723,596	273,395

Total interest-bearing liabilities	16,278,116	14,928,807	16,690,265
Total non-interest-bearing liabilities(4)	796,476	959,361	1,294,563

Total liabilities	17,074,592	15,888,168	17,984,828

Stockholders’ equity:
Preferred stock	550,100	550,100	550,100
Common stockholders’ equity	883,264	775,939	647,983

Stockholders’ equity	1,433,364	1,326,039	1,198,083

Total liabilities and stockholders’ equity	$18,507,956	$17,214,207	$19,182,911

(1)	Includes the average balance of non-accruing loans.

(2)	Includes the allowance for loan and lease losses and the valuation on investment securities available-for-sale.

(3)	Consists of short-term borrowings under the FED Discount Window Program.

(4)	Includes changes in fair value on liabilities elected to be measured at fair value under SFAS 159.

     The Corporation’s total average assets were $18.5 billion and $17.2 billion as of December 31, 2008 and 2007, respectively; an increase for 2008 of $1.3 billion or 8% as compared to 2007. The increase in average assets was due to : (i) an increase of $1.1 billion in average loans driven by new originations, in particular commercial and residential mortgage loans, and (ii) an increase of $202.6 million in investment securities mainly due to the purchase of approximately $3.2 billion in MBS during 2008, partially offset by $1.2 billion U.S. agency debentures called during the year. The decrease in average assets for 2007, as compared to 2006, was due to deleveraging of the balance sheet. In particular, the Corporation made use of short-term money market investments to pay down brokered certificates deposits and repurchase agreements as they matured and sold lower yielding U.S. Treasury and mortgage-backed securities. The average balance of the commercial loan portfolio decreased by $795.6 million due to the repayment of $2.4 billion received from a local financial institution in May 2006 and the partial extinguishment of $50 million and the recharacterization of approximately $183.8 million of secured commercial loans extended to R&G Financial in February 2007.
     The Corporation’s total average liabilities were $17.1 billion and $15.9 billion as of December 31, 2008 and 2007, respectively, an increase of $1.2 billion or 7% as compared to 2007. The Corporation has diversified its sources of borrowings including: (i) an increase of $526.6 million in average deposits, reflecting increases in brokered CDs used to finance lending activities and to increase liquidity levels as a precautionary measure given the current economic climate, and increases in deposits from individual, commercial and government sectors, (ii) an increase of $414.7 million in alternative sources such as repurchase agreements that financed the increase in investment securities, and (iii) a combined increase of approximately $408.0 million in advances from FHLB and short-term borrowings from the FED through the Discount Window Program as the Corporation has taken direct actions to enhance its liquidity position due to the financial market disruptions and increased its borrowing capacity with the FHLB and the FED, which funds are also used to finance the Corporation’s lending activities. The decrease in average liabilities for 2007, as compared to 2006, was driven by a lower average balance of brokered CDs and repurchase agreements due to the deleveraging of the Corporation’s balance sheet. In addition, the redemption of the Corporation’s $150 million medium-term notes during the second quarter of 2007, which carried a cost higher than the overall cost of funding, contributed to the decrease in average liabilities in 2007. These reductions were partially offset by a higher average volume of advances from FHLB.
Assets
     Total assets as of December 31, 2008 amounted to $19.5 billion, an increase of $2.3 billion compared to total assets as of December 31, 2007. The Corporation’s loan portfolio increased by $1.3 billion (before the allowance for loan and lease losses), driven by new originations, mainly commercial and residential mortgage loans and the purchase of a $218 million auto loan portfolio during the third quarter of 2008. Also, the increase in total assets is attributable to the purchase of approximately $3.2 billion of fixed-rate U.S. government agency MBS during the first half of 2008 as market conditions presented an opportunity to obtain attractive yields, improve its net interest margin and replace $1.2 billion of U.S. Agency debentures called by counterparties. The Corporation increased its cash and money market investments by $26.8 million in part as a precautionary measure during the present economic climate.

Loans Receivable
     The following table presents the composition of the loan portfolio including loans held for sale as of year-end for each of the last five years.

(In thousands)	2008	2007	2006	2005	2004
Residential real estate loans, including loans held for sale	$3,491,728	$3,164,421	$2,772,630	$2,346,945	$1,322,650

Commercial loans:
Commercial real estate loans	1,535,758	1,279,251	1,215,040	1,090,193	690,900
Construction loans	1,526,995	1,454,644	1,511,608	1,137,118	398,453
Commercial loans	3,857,728	3,231,126	2,698,141	2,421,219	1,871,851
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	567,720	624,597	932,013	3,676,314	3,841,908

Total commercial loans	7,488,201	6,589,618	6,356,802	8,324,844	6,803,112

Finance leases	363,883	378,556	361,631	280,571	212,234

Consumer loans	1,744,480	1,667,151	1,772,917	1,733,569	1,359,998

Total loans, gross	13,088,292	11,799,746	11,263,980	12,685,929	9,697,994

Less:
Allowance for loan and lease losses	(281,526)	(190,168)	(158,296)	(147,999)	(141,036)

Total loans, net	$12,806,766	$11,609,578	$11,105,684	$12,537,930	$9,556,958

Lending Activities
     Gross total loans increased by $1.3 billion in 2008, or 11%, when compared to 2007 primarily due to an increase in the Corporation’s commercial and residential mortgage loan portfolios driven by new originations. As shown in the table above, the 2008 loan portfolio was comprised of commercial (57%), residential real estate (27%), and consumer and finance leases (16%). Of the total gross loans of $13.1 billion for 2008, approximately 81% have credit risk concentration in Puerto Rico, 11% in the United States and 8% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin	United
As of December 31, 2008	Rico	Islands	States	Total
	(In thousands)
Residential real estate loans, including loans held for sale	$2,637,210	$447,216	$407,302	$3,491,728

Commercial real estate loans	977,700	78,511	479,547	1,535,758
Construction loans (1)	834,817	175,405	516,773	1,526,995
Commercial loans	3,648,823	172,356	36,549	3,857,728
Loans to local financial institutions collateralized by real estate mortgages	567,720	—	—	567,720

Total commercial loans	6,029,060	426,272	1,032,869	7,488,201
Finance leases	363,883	—	—	363,883
Consumer loans	1,571,335	129,305	43,840	1,744,480

Total loans, gross	$10,601,488	$1,002,793	$1,484,011	$13,088,292
Allowance for loan and lease losses	(203,233)	(9,712)	(68,581)	(281,526)

	$10,398,255	$993,081	$1,415,430	$12,806,766

(1)	Construction loan portfolio in the United States includes approximately $197.4 million of loans originally disbursed as condo-conversion loans, of which $154.4 million is considered impaired as of December 31, 2008 with a specific reserve of $36.0 million.

     First BanCorp relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation supplements its residential mortgage originations with wholesale servicing released purchases from small mortgage bankers. For purposes of the following presentation, the Corporation presented separately commercial loans to local financial institutions because it believes this approach provides a better representation of the Corporation’s commercial production capacity.
     The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses for the dates indicated:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
			(In thousands)
Beginning balance	$11,609,578	$11,105,684	$12,537,930	$9,556,958	$6,914,677
Residential real estate loans originated and purchased	690,365	715,203	908,846	1,372,490	765,486
Construction loans originated and purchased	475,834	678,004	961,746	1,061,773	309,053
Commercial loans originated and purchased	2,175,395	1,898,157	2,031,629	2,258,558	1,014,946
Secured commercial loans disbursed to local financial institutions	—	—	—	681,407	2,228,056
Finance leases originated	110,596	139,599	177,390	145,808	116,200
Consumer loans originated and purchased	788,215	653,180	807,979	992,942	746,113

Total loans originated and purchased	4,240,405	4,084,143	4,887,590	6,512,978	5,179,854
Sales and securitizations of loans	(164,583)	(147,044)	(167,381)	(118,527)	(180,818)
Repayments and prepayments	(2,589,120)	(3,084,530)	(6,022,633)	(3,803,804)	(2,263,043)
Other (decreases) increases(1) (2)	(289,514)	(348,675)	(129,822)	390,325	(93,712)

Net increase (decrease)	1,197,188	503,894	(1,432,246)	2,980,972	2,642,281

Ending balance	$12,806,766	$11,609,578	$11,105,684	$12,537,930	$9,556,958

Percentage increase (decrease)	10.31%	4.54%	(11.42)%	31.19%	38.21%

(1)	Includes the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral.

(2)	For 2008, is net of $19.6 million of loans from the acquisition of VICB in 2008. For 2007, includes the recharacterization of securities collateralized by loans of approximately $183.8 million previously accounted for as a secured commercial loan with R&G Financial. For 2005, includes $470 million of loans acquired as part of the Ponce General acquisition.
Residential Real Estate Loans
     Residential real estate loan production and purchases for the year ended December 31, 2008 decreased by $24.8 million, compared to the same period in 2007 and decreased by $193.6 million for 2007, compared to the same period in 2006. The slight decrease reflects a lower volume of loans purchased during 2008. Residential mortgage loan purchases during 2008 amounted to $211.8 million, a decrease of approximately $58.7 million from 2007. This is due to the impact in 2007 of a purchase of $72.2 million (mainly FHA loans) from a local financial institution not as part of the ongoing Corporation’s Partners in Business Program discussed below. Meanwhile, internal residential mortgage loan originations increased by $33.9 million for 2008, as compared to 2007, favorably affected by legislation approved by the Puerto Rico Government (Act 197) which provides credits to lenders and borrowers when individuals purchase certain new or existing homes.
     The credits were as follows: (a) for a new constructed home that will constitute the individual’s principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for new constructed homes that will not constitute the individual’s principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes, a credit of 10% of the sales price or $10,000, whichever is lower.
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
     Loan originations of the Corporation covered by Act 197 amounted to approximately $90.0 million for 2008.
     Residential real estate loans represent 16% of total loans originated and purchased for 2008, with the residential mortgage loans balance increasing by $327.3 million, from $3.2 billion in 2007 to $3.5 billion in 2008. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production. FirstMortgage’s multi-channel strategy has proven to be effective in capturing business.
     The decrease in mortgage loan production for 2007, as compared to 2006, was attributable to deteriorating economic conditions in Puerto Rico, the slowdown in the United States housing market and stricter underwriting standards. The Corporation decided to make certain adjustments to its underwriting standards designed to enhance the credit quality of its mortgage loan portfolio, in light of worsening macroeconomic conditions in Puerto Rico.
     The Corporation has not been active in subprime or adjustable rate mortgage loans (“ARMs”), nor has it been exposed to collateral debt obligations or other types of exotic products that aggravated the current global financial crisis. More than 90% of the Corporation’s outstanding balance in its residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans.
     Commercial and Construction Loans
     In recent years, the Corporation has emphasized commercial lending activities and continues to penetrate this market. A substantial portion of this portfolio is collateralized by real estate. Total commercial loans originated amounted to $2.7 billion for 2008, an increase of $75.1 million when compared to originations during 2007, for total commercial loan portfolio of $7.5 billion at December 31, 2008. As a result of new originations net of prepayments and maturities, the commercial loans balance, excluding secured commercial loans to local financial institutions, increased by $0.9 billion, from $6.0 billion as of December 31, 2007 to $6.9 billion as of December 31, 2008.
     The increase in commercial and construction loan production for 2008, compared to 2007, was mainly experienced in Puerto Rico. Commercial loan originations in Puerto Rico increased by approximately $269.8 million for 2008. Commercial originations include floor plan lending activities which depends on inventory levels (autos) financed and their turnover. Floor plan originations amounted to approximately $729.5 million for the 2008 year, compared to $729.3 million for 2007. The increase in commercial loan originations in Puerto Rico was partially offset by lower construction loan originations in the United States, which decreased by $144.7 million for 2008, as compared to 2007 due to the slowdown in the U.S. housing market and the strategic decision by the Corporation to reduce its exposure to condo-conversion loans in its Miami Corporate Banking operations. Also, there was a decrease in construction loan originations in Puerto Rico due to current weakening economic conditions.
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

     The Corporation’s commercial loans are primarily variable and adjustable rate loans. Commercial loan originations come from existing customers as well as through referrals and direct solicitations. The Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle-market segment by building strong relationships and offering financial solutions that meet customers’ unique needs. The Corporation has expanded its distribution network and participation in the commercial loans middle-market segment by focusing on customers with financing needs in amounts of up to $5 million. The Corporation has 5 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     The Corporation’s largest concentration as of December 31, 2008 in the amount of $348.8 million is with one mortgage originator in Puerto Rico, Doral. Together with the Corporation’s next largest loan concentration of $218.9 million with another mortgage originator in Puerto Rico, R&G Financial, the Corporation’s total loans granted to these mortgage originators amounted to $567.7 million as of December 31, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan-to-one borrower limit). However, as of December 31, 2008, the outstanding balance of the R&G Financial relationship was under the loan-to-one borrower limit for secured loans of approximately $331 million.
     The Corporation’s construction lending volume has decreased due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Miami Corporate Banking operations and is closely evaluating market conditions and opportunities in Puerto Rico. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo-conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the United States real estate market. As of December 31, 2008, approximately $47.8 million of loans originally disbursed as condo-conversion construction loans have been reverted to income-producing commercial loans. Given more conservative underwriting standards of the banks in general and a reduction of market participants in the lending business, the Corporation believes that the rental market will grow and rental properties will hold their values.

     The composition of the Corporation’s construction loan portfolio as of December 31, 2008 by category and geographic location follows:

	Puerto	Virgin	United
As of December 31, 2008	Rico	Islands	States	Total
	(In thousands)
Loans for residential housing projects:
High-rise(1)	$183,910	$—	$559	$184,469
Mid-rise(2)	108,143	5,977	56,235	170,355
Single-family detach	108,294	2,675	40,844	151,813

Total for residential housing projects	400,347	8,652	97,638	506,637

Construction loans to individuals secured by residential properties	15,442	37,729	—	53,171
Condo-conversion loans(3)	—	—	197,384	197,384
Loans for commercial projects	215,456	92,032	18,806	326,294
Bridge and Land loans	176,088	37,846	203,162	417,096
Working capital	31,213	—	—	31,213

Total before net deferred fees and allowance for loan losses	838,546	176,259	516,990	1,531,795
Net deferred fees	(3,729)	(854)	(217)	(4,800)

Total construction loan portfolio, gross	834,817	175,405	516,773	1,526,995
Allowance for loan losses	(28,310)	(1,494)	(53,678)	(83,482)

Total construction loan portfolio, net	$806,507	$173,911	$463,095	$1,443,513

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of two projects that represent approximately 74% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings up to 7 stories.

(3)	During 2008, approximately $47.8 million of loans originally disbursed as condo-conversion construction loans have been formally reverted to income-producing loans and included as part of the commercial real estate portfolio.
     The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2008:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$514,018

Construction loans in non-accrual status	$116,290

Net charge offs — Construction loans (1)	$7,735

Allowance for loan losses — Construction loans	$83,482

Non-performing construction loans to total construction loans	7.62%

Allowance for loan losses — construction loans to total construction loans	5.47%

Net charge-offs to total average construction loans (1)	0.52%

(1)	Includes charge-offs of $6.2 million related to the repossession and sale of impaired loans in the Miami Corporate Banking operations.
     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300K	$88,404
$300K-$600K	171,118
Over $600K	140,825

$400,347

     Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. For the year ended December 31, 2008, consumer loan originations amounted to $788.2 million, an increase of $135.0 million or 21% compared to 2007. The increase in consumer loan originations was related to the purchase of a $218 million auto loan portfolio from Chrysler Financial Services Caribbean, LLC (“Chrysler”) in July 2008. Aside from this transaction, the consumer loan production decreased by approximately $83 million, or 13%, for 2008 as compared to

2007 mainly due to adverse economic conditions in Puerto Rico. Unemployment in Puerto Rico reached 13.1% in December 2008, up 2.6% from prior year. Consumer loan originations are driven by auto loan originations through a strategy of providing outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation commercial relations with floor plan dealers is strong and directly benefits the Corporation’s consumer lending operation.
     Finance Leases
     Originations of finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $29.0 million or 21% to $110.6 million during 2008 compared to 2007, also affected by adverse economic conditions in Puerto Rico. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities
     The Corporation’s investment portfolio as of December 31, 2008 amounted to $5.7 billion, an increase of $897.7 million when compared with the investment portfolio of $4.8 billion as of December 31, 2007. The increase in investment securities resulted mainly from the previously discussed purchase of approximately $3.2 billion of U.S. government-sponsored agency fixed-rate MBS during the first half of 2008 as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and mitigate the impact of $1.2 billion U.S. Agency debentures called by counterparties. The Corporation also sold approximately $526 million of MBS in 2008 given a surge in prices, in particular after the announcement of the FED that it will invest up to $600 billion in obligations from U.S. government-sponsored agencies, including $500 billion in MBS backed by FNMA, FHLMC and GNMA.
     Total purchases of investment securities, excluding those invested on a short-term basis (money market investments) during 2008 amounted to approximately $3.4 billion and were composed mainly of mortgage-backed securities in the amount of $3.2 billion with a weighted-average coupon of 5.44%, U.S. Treasury bills with original maturities over 3 months in the amount of $161.1 million with a weighted-average coupon of 1.09% ($152.7 million already expired as of December 31, 2008) and obligations from the Puerto Rico government of approximately $114.3 million with a weighted-average coupon of 5.47%.
     Over 90% of the Corporation’s securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). As of December 31, 2008, the Corporation had $4.0 billion and $925 million in FNMA and FHLMC mortgage-backed securities and debt securities, respectively, representing 87% of the total investment portfolio. The Corporation’s investment in equity securities is minimal, and it does not own any equity or debt securities of U.S. financial institutions that recently failed.

     The following table presents the carrying value of investments as of December 31, 2008 and 2007:

	2008	2007
(In thousands)	(In thousands)
Money market investments	$76,003	$183,136

Investment securities held-to-maturity:
U.S. Government and agencies obligations	953,516	2,365,147
Puerto Rico Government obligations	23,069	31,222
Mortgage-backed securities	728,079	878,714
Corporate bonds	2,000	2,000

	1,706,664	3,277,083

Investment securities available-for-sale:
U.S. Government and agencies obligations	—	16,032
Puerto Rico Government obligations	137,133	24,521
Mortgage-backed securities	3,722,992	1,239,169
Corporate bonds	1,548	4,448
Equity securities	669	2,116

	3,862,342	1,286,286

Other equity securities, including $62.6 million and $63.4 million of FHLB stock as of December 31, 2008 and 2007, respectively	64,145	64,908

Total investments	$5,709,154	$4,811,413

     Mortgage-backed securities as of December 31, 2008 and 2007, consist of:

(In thousands)	2008	2007
Held-to-maturity
FHLMC certificates	$8,338	$11,274
FNMA certificates	719,741	867,440

	728,079	878,714

Available-for-sale
FHLMC certificates	1,892,358	158,953
GNMA certificates	342,674	44,340
FNMA certificates	1,373,977	902,198
Mortgage pass-through certificates	113,983	133,678

	3,722,992	1,239,169

Total mortgage-backed securities	$4,451,071	$2,117,883

     The carrying values of investment securities classified as available-for-sale and held-to-maturity as of December 31, 2008 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
U.S. Government and agencies obligations
Due within one year	$8,455	1.07
Due after ten years	945,061	5.77

	953,516	5.73

Puerto Rico Government obligations
Due within one year	4,639	6.18
Due after one year through five years	110,404	5.41
Due after five years through ten years	24,444	5.84
Due after ten years	20,715	5.35

	160,202	5.49

Corporate bonds
Due after five years through ten years	241	7.70
Due after ten years	3,307	6.66

	3,548	6.73

Total	1,117,266	5.70

Mortgage-backed securities	4,451,071	5.30
Equity securities	669	2.38

Total investment securities — available-for-sale and held-to-maturity	$5,569,006	5.38

     Total proceeds from the sale of securities during the year ended December 31, 2008 amounted to approximately $680.0 million (2007 — $960.8 million). The Corporation realized gross gains of approximately $17.9 million (2007 — $5.1 million), and realized gross losses of approximately $0.2 million (2007 — $1.9 million).
     During the year ended December 31, 2008, the Corporation recorded other-than-temporary impairments of approximately $6.0 million (2007 — $5.9 million) on certain corporate bonds and equity securities held in its available-for-sale portfolio. Of the $6.0 million other-than-temporary impairments recorded in 2008 approximately $4.2 million is related to auto industry corporate bonds held by FirstBank Florida. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss. The Corporation’s remaining exposure to auto industry corporate bonds as of December 31, 2008 amounted to $1.5 million. The impairment losses in 2007 were related to equity securities.
     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $1.2 billion of U.S. Agency debentures with an average yield of 5.87% were called during 2008. However, given market opportunities, the Corporation bought U.S. government-sponsored agencies MBS amounting to $3.2 billion at an average yield of 5.44% during 2008, which is significantly higher than the cost of borrowings used to finance the purchase of such assets. As of December 31, 2008, the Corporation has approximately $0.9 billion in U.S. agency debentures with embedded calls. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might affect net interest income in the future. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” section discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities
     The following table presents the maturities or repricing of the loan and investment portfolio as of December 31, 2008:

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
			(In thousands)
Investments:(1)
Money market investments	$76,003	$—	$—	$—	$—	$76,003
Motgage-backed securities	336,564	635,863	—	3,478,644	—	4,451,071
Other securities(2)	77,623	110,623	—	993,834	—	1,182,080

Total investments	490,190	746,486	—	4,472,478	—	5,709,154

Loans:(1)(2)(3)
Residential real estate	635,283	374,381	—	2,482,064	—	3,491,728
Commercial and commercial real estate	4,898,543	521,715	364,443	176,505	—	5,961,206
Construction	1,481,557	23,218	—	22,220	—	1,526,995
Finance leases	100,706	263,177	—	—	—	363,883
Consumer	612,766	1,113,256	—	18,458	—	1,744,480

Total loans	7,728,855	2,295,747	364,443	2,699,247	—	13,088,292

Total earning assets	$8,219,045	$3,042,233	$364,443	$7,171,725	$—	$18,797,446

(1)	Scheduled repayments reported in the maturity category in which the payment is due and variable rates according to repricing frequency.

(2)	Equity securities available-for-sale, other equity securities and loans having no stated scheduled of repayment and no stated maturity were included under the “one year or less category”.

(3)	Non-accruing loans were included under the “one year or less category”.
RISK MANAGEMENT
General
     Risks are inherent in virtually all aspects of the Corporation’s business activities and operations. Consequently, effective risk management is fundamental to the success of the Corporation. The primary goals of risk management are to ensure that the Corporation’s risk taking activities are consistent with the Corporation’s objectives and risk tolerance and that there is an appropriate balance between risk and reward in order to maximize stockholder value.
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
Risk Definition
Liquidity Risk
Liquidity risk is the risk to earnings or capital arising from the possibility that the Corporation will not have sufficient cash to meet the short-term liquidity demands such as from deposit redemptions or loan commitments. Refer to “—Liquidity and Capital Adequacy” section below for further details.
Interest Rate Risk

     Interest rate risk is the risk to earnings or capital arising from adverse movements in interest rates, refer to “—Interest Rate Risk Management” section below for further details.
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
Operational Risk
     Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This risk is inherent across all functions, products and services of the Corporation. Refer to “—Operational Risk” section below for further details.
Legal and Regulatory Risk
     Legal and regulatory risk is the risk to earnings and capital arising from the Corporation’s failure to comply with laws or regulations that can adversely affect the Corporation’s reputation and/or increase its exposure to litigation.
Reputation Risk
     Reputation risk is the risk to earnings and capital arising from any adverse impact on the Corporation’s market value, capital or earnings of negative public opinion, whether true or not. This risk affects the Corporation’s ability to establish new relationships or services, or to continue servicing existing relationships.
Contingency Risk
     Contingency risk is the risk to earnings and capital associated with the Corporation’s preparedness for the occurrence of an unforeseen event.
Risk Governance
     The following discussion highlights the roles and responsibilities of the key participants in the Corporation’s risk management framework:
Board of Directors
     The Board of Directors oversees the Corporation’s overall risk governance program with the assistance of the Asset and Liability Committee, Credit Committee and the Audit Committee in executing this responsibility.
Asset and Liability Committee
     The Asset and Liability Committee of the Corporation is appointed by the Board of Directors to assist the Board of Directors in its oversight of the Corporation’s policies and procedures related to asset and liability management relating to funds management, investment management, liquidity, interest rate risk management, capital adequacy and use of derivatives. In doing so, the Committee’s primary general functions involve:

•	The establishment of a process to enable the recognition, assessment, and management of risks that could affect the Corporation’s assets and liabilities management;

•	The identification of the Corporation’s risk tolerance levels for yield maximization relating to its assets and liabilities;

•	The evaluation of the adequacy and effectiveness of the Corporation’s risk management process relating to the Corporation’s assets and liabilities, including management’s role in that process; and

•	The evaluation of the Corporation’s compliance with its risk management process relating to the Corporation’s assets and liabilities.
Credit Committee
     The Credit Committee of the Board of Directors is appointed by the Board of Directors to assist them in its oversight of the Corporation’s policies and procedures related to all matters of the Corporation’s lending function. In doing so, the Committee’s primary general functions involve:
•	The establishment of a process to enable the identification, assessment, and management of risks that could affect the Corporation’s credit management;

•	The identification of the Corporation’s risk tolerance levels related to its credit management;

•	The evaluation of the adequacy and effectiveness of the Corporation’s risk management process related to the Corporation’s credit management, including management’s role in that process;

•	The evaluation of the Corporation’s compliance with its risk management process related to the Corporation’s credit management; and

•	The approval of loans as required by the lending authorities approved by the Board of Directors.
Audit Committee
     The Audit Committee of First BanCorp is appointed by the Board of Directors to assist the Board of Directors in fulfilling its responsibility to oversee management regarding:
•	The conduct and integrity of the Corporation’s financial reporting to any governmental or regulatory body, shareholders, other users of the Corporation’s financial reports and the public;

•	the Corporation’s systems of internal control over financial reporting and disclosure controls and procedures;

•	The qualifications, engagement, compensation, independence and performance of the Corporation’s independent auditors, their conduct of the annual audit of the Corporation’s financial statements, and their engagement to provide any other services;

•	The Corporation’s legal and regulatory compliance;

•	The application for the Corporation’s related person transaction policy as established by the Board of Directors;

•	The application of the Corporation’s code of business conduct and ethics as established by management and the Board of Directors; and

•	The preparation of the Audit Committee report required to be included in the Corporation’s annual proxy statement by the rules of the Securities and Exchange Commission.
In performing this function, the Audit Committee is assisted by the Chief Risk Officer (“CRO”) and the Risk Management Council (“RMC”), and other members of senior management.

Risk Management Council
     The Risk Management Council is appointed by the Chief Executive Officer to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and practices related to the Corporation’s risks. In doing so, the Council’s primary general functions involve:
•	The appointment of owners of the significant Corporation’s risks;

•	The development of the risk management infrastructure needed to enable it to monitor risk policies and limits established by the Board of Directors;

•	The evaluation of the risk management process to identify any gap and the implementation of any necessary control to close such gap;

•	The establishment of a process to enable the recognition, assessment, and management of risks that could affect the Corporation; and

•	Ensure that the Board of Directors receives appropriate information about the Corporation’s risks.
     Refer to “Interest Rate Risk, Credit Risk, Liquidity, Operational, Legal and Regulatory Risk Management -Operational Risk” discussion below for further details of matters discussed in the Risk Management Council.
Other Management Committees
     As part of its governance framework, the Corporation has various risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:
(1)	Management’s Investment and Asset Liability Committee (“MIALCO”) — oversees interest rate and market risk, liquidity management and other related matters. Refer to “—Liquidity Risk and Capital Adequacy and Interest Rate Risk Management” discussions below for further details.

(2)	Information Technology Steering Committee — is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Corporation.

(3)	Bank Secrecy Act Committee — is responsible for oversight, monitoring and reporting of the Corporation’s compliance with the Bank Secrecy Act.

(4)	Credit Committees (Delinquency and Credit Management Committee) — oversee and establish standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (1) past due loans, (2) overdrafts, (3) non-accrual loans, (4) other real estate owned (“OREO”) assets, and (5) the bank’s watch list and non-performing loans.

Officers
     As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:
(1)	Chief Executive Officer and Chief Operating Officer are responsible for the overall risk governance structure of the Corporation.

(2)	Chief Risk Officer is responsible for the oversight of the risk management organization as well as risk governance processes. In addition, the CRO with the collaboration of the Risk Assessment Manager manages the operational risk program.

(3)	Chief Credit Risk Officer and the Chief Lending Officer are responsible of managing the Corporation’s credit risk program.

(4)	Chief Financial Officer in combination with the Corporation’s Treasurer, manages the Corporation’s interest rate and market and liquidity risks programs and in combination with the Corporation’s Chief Accounting Officer is responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The Chief Financial Officer is assisted by the Risk Assessment Manager for the review of the Corporation’s internal control over financial reporting.

(5)	Chief Accounting Officer is responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.
Other Officers
     In addition to a centralized Enterprise Risk Management function, certain lines of business and corporate functions have their own Risk Managers and support staff. The Risk Managers, while reporting directly within their respective line of business or function, facilitate communications with the Corporation’s risk functions and work in partnership with the CRO or CFO to ensure alignment with sound risk management practices and expedite the implementation of the enterprise risk management framework and policies.
Liquidity and Capital Adequacy, Interest Rate Risk, Credit Risk, Operational, Legal and Regulatory Risk Management
     The following discussion highlights First BanCorp’s adopted policies and procedures for liquidity risk, interest rate risk, credit risk, operational risk, legal and regulatory risk.
Liquidity Risk and Capital Adequacy
     Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in the Corporation’s business operations or unanticipated events.
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and nonbanking subsidiaries. The second is the liquidity of the banking subsidiaries. The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The MIALCO, using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Risk Officer, the Wholesale

Banking Executive, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitors liquidity availability on a daily basis and reviews liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position.
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
     The Corporation develops and maintains contingency funding plans for both, the parent company and bank liquidity positions. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it will be able to operate through periods of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. In the Contingency Funding Plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining its current funding position, thereby ensuring the ability to honor its commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Three different scenarios are defined in the Contingency Funding Plan: local market event, credit rating downgrade, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.
     The Corporation maintains a basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) in excess of a 5% self-imposed minimum limit amount over total assets. As of December 31, 2008, the basic surplus ratio of approximately 11.2% included un-pledged assets, FHLB lines of credit, collateral pledged at the FED Discount Window Program, and cash. Un-pledged assets as of December 31, 2008 are mainly composed of Puerto Rico Government and U.S. Agency fixed-rate debentures and MBS totaling $925.5 million, which can be sold under agreements to repurchase. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations; and does not include them in the basic surplus computation. The financial market disruptions that began in 2007, and became exacerbated in 2008, continued to impact the financial services sector and may affect access to regular and customary sources of funding, including repurchase agreements, as counterparties may not be willing to enter into additional agreements in order to protect their liquidity. However, the Corporation has taken direct actions to enhance its liquidity positions and to safeguard its access to credit. Such initiatives include, among other things, the posting of additional collateral and thereby increasing its borrowing capacity with the FHLB and the FED through the Discount Window Program, the issuance of additional brokered CDs to increase its liquidity levels and the extension of its borrowing maturities to reduce exposure to high levels of market volatility. The Corporation understands that current conditions of liquidity and credit limitations could continue to be observed well into 2009. Thus, the Corporation will continue to monitor the different alternatives available under programs announced by the FED and the FDIC such as the Term Auction Facility (TAF) for short-term loans and has decided to continue its participation in the FDIC’s voluntary Temporary Liquidity Guarantee Program. This program insures 100% of deposits that are held in non-interest bearing deposit transaction accounts and guarantees newly issued senior unsecured debt of banks, under certain conditions.
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
     Recent initiatives by the FED to ease the credit crisis have included, among other things, cuts to the discount rate, the availability of the Term Auction Facility (“TAF”) to provide short-term loans to banks and expanding the qualifying collateral it will lend against, to include commercial paper. The FDIC also raised the cap on deposit insurance coverage from $100,000 to $250,000 until December 31, 2009. These actions made the federal government a viable source of funding in the current environment.
The Corporation’s principal sources of funding are:
     Deposits
     The following table presents the composition of total deposits:

	Weighted-Average
	Rate as of	As of December 31,
	December 31, 2008	2008	2007	2006
		(Dollars in thousands)
Savings accounts	1.98%	$1,288,179	$1,036,662	$984,332
Interest-bearing checking accounts	2.09%	726,731	518,570	433,278
Certificates of deposits	3.94%	10,416,592	8,857,405	8,795,692

Interest-bearing deposits	3.63%	12,431,502	10,412,637	10,213,302
Non-interest-bearing deposits		625,928	621,884	790,985

Total		$13,057,430	$11,034,521	$11,004,287

Interest-bearing deposits:

Average balance outstanding		$11,282,353	$10,755,719	$11,873,608

Non-interest-bearing deposits:

Average balance outstanding		$682,496	$563,990	$771,343

Weighted average rate during the period on interest-bearing deposits(1)		3.75%	4.88%	4.63%

(1)	Excludes changes in fair value of callable brokered CDs elected to be measured at fair value under SFAS 159 and changes in the fair value of derivatives that hedge (economically or under fair value hedge accounting) brokered CDs and the basis adjustment.
Brokered CDs — A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs increased from $7.2 billion at year end 2007 to $8.4 billion as of December 31, 2008. The Corporation has been issuing brokered CDs to finance its lending activities, pay off repurchase agreements issued to finance the purchase of MBS in the first half of 2008, accumulate additional liquidity due to current market volatility, and extend the maturity of its borrowings.
In the event that the Corporation’s Bank subsidiary falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace funding through this source. The Bank currently complies and exceeds the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. The average term to maturity of the retail brokered CDs outstanding as of December 31, 2008 is approximately 2.5 years. Approximately 24% of the principal value of these certificates is callable at the Corporation’s option.
The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Demand for brokered CDs has recently increased as a result of the move by investors from riskier investments, such as equities, to federally guaranteed instruments such as brokered CDs and the recent increase in FDIC deposit insurance from $100,000 to $250,000. For the year ended December 31, 2008, the Corporation issued $9.8 billion in brokered CDs (including rollover of short-term broker CDs and replacement of brokered CDs called) compared to $4.3 billion for 2007.
The following table presents a maturity summary of CDs with denominations of $100,000 or higher as of December 31, 2008.

(In thousands)
Three months or less	$1,763,086
Over three months to six months	1,065,688
Over six months to one year	2,304,775
Over one year	4,485,993

Total	$9,619,542

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $8.4 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000, therefore, insured by the FDIC.
Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. The Corporation experienced increases in all sectors including individuals, business and government (mainly certificates issued to agencies of the Government of Puerto Rico and to Government agencies in the Virgin Islands) reflecting successful direct campaigns and cross-selling strategies. Refer to Note 12 in the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K for further details.
Borrowings
     As of December 31, 2008, total borrowings amounted to $4.7 billion as compared to $4.5 billion and $4.7 billion as of December 31, 2007 and 2006, respectively.
     The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average
	Rate as of	As of December 31,
	December 31, 2008	2008	2007	2006
	(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase	3.85%	$3,421,042	$3,094,646	$3,687,724
Advances from FHLB	3.09%	1,060,440	1,103,000	560,000
Notes payable	5.08%	23,274	30,543	182,828
Other borrowings	4.28%	231,914	231,817	231,719

Total (1)		$4,736,670	$4,460,006	$4,662,271

Weighted-average rate during the period		3.78%	5.06%	4.99%

(1)	Includes $1.6 billion as of December 31, 2008 which are tied to variable rates or matured within a year.

Securities sold under agreements to repurchase — The growth of the Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $3.4 billion at December 31, 2008, compared with $2.9 billion at December 31, 2007. One of the Corporation’s strategies is the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost at reasonable levels. Of the total of $3.4 billion repurchase agreements outstanding as of December 31, 2008, approximately $2.4 billion consist of structured repos and $600 million of long-term repos. The access to this type of funding has been affected by the current liquidity problems in the financial markets as certain counterparties are not willing to enter into additional repurchase agreements and the capacity to extend the term of maturing repurchase agreements has been reduced. Refer to Note 13 in the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation did not experience significant margin calls from counterparties recently arising from writedowns in valuations.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of December 31, 2008 and 2007, the outstanding balance of FHLB advances was $1.1 billion. Approximately $678.4 million of outstanding advances from the FHLB matured over one year. As part of its precautionary initiatives to safeguard access to credit, the Corporation increased its capacity under FHLB credit facilities by posting additional collateral and, as of December 31, 2008, it had $729 million available for additional borrowings.
FED Discount window — FED initiatives to ease the credit crisis have included cuts to the discount rate, which was lowered from 4.75% to 0.50% through eight separate actions since December 2007, and adjustments to previous practices to facilitate financing for longer periods. This makes the FED Discount Window a viable source of funding given current market conditions. The Corporation has pledged U.S. government agency fixed-rate MBS on this short-term borrowing channel and recently has increased its capacity by posting additional collateral with the FED. The Corporation had $479 million available for use through the FED Discount Window Program and no amount outstanding as of December 31, 2008. Furthermore, FirstBank requested approval and began procedures for compliance with requirements for participation in the Borrower-in-Custody Program (“BIC”). Through the BIC program a broad range of loans (including commercial, consumer and mortgages) may be pledged and borrowed against it through the Discount Window. In January 2009, the Bank received approval for participation in the program and began utilizing it as an additional source of funding. Over $2.0 billion of loans are in the process of selection and eligibility qualification for pledging under the program.
Credit Lines — The Corporation maintains unsecured and un-committed lines of credit with other banks. As of December 31, 2008, the Corporation’s total unused lines of credit with other banks amounted to $220 million. The Corporation has not used these lines of credit.
     Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, the Corporation has entered in previous years into several financing transactions to diversify its funding sources, including the issuance of notes payable and Junior subordinated debentures as part of its longer-term liquidity and capital management activities. Among its funding sources are notes payable with a carrying value of $23.3 million as of December 31, 2008.
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
     The trust preferred debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations.
     The Corporation continues to evaluate its financing options, including available options resulting from recent federal government initiatives to deal with the crisis in the financial markets.
The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing brokered CDs and borrowings. Over the last four years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 27% at December 31, 2008. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. Recent disruptions in the credit markets and a reduced investors’ demand for mortgage debt have adversely affected the liquidity of the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. In connection with the placement of FNMA and FHLMC into conservatorship by the U.S. Treasury in September 2008, the Treasury entered into agreements to invest up to approximately $100 billion in each agency. In December 2008, the Corporation obtained from GNMA, Commitment Authority to issue GNMA mortgage-backed securities for approximately $50.5 million. Under this program the Corporation will begin securitizing and selling FHA/VA mortgage loan production into the secondary markets.
Credit Ratings
     FirstBank’s long-term senior debt rating is currently rated Ba1 by Moody’s Investor Service (“Moodys”) and BB+ by Standard & Poor’s (“S&P”), one notch under their definition of investment grade. Fitch Ratings Ltd. (“Fitch”) has rated the Corporation’s long-term senior debt a rating of BB, which is two notches under investment grade. However, the credit ratings outlook for Moody’s and S&P are stable while Fitch’s is negative. The Corporation does not have any outstanding debt or derivative agreements that would be affected by a credit downgrade. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Any future downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, any change in credit ratings may affect the fair value of certain liabilities and unsecured derivatives which consider the Corporation’s own credit risk as part of the valuation.

Cash Flows
     Cash and cash equivalents was $405.7 million and $378.9 million as of December 31, 2008 and 2007, respectively. These balances increased by $66.2 million and decreased by $189.9 million from December 31, 2007 and 2006, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2008 and 2007.
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
     For the year ended December 31, 2008, net cash provided by operating activities was $175.9 million. Net cash generated from operating activities was higher than net income largely as a result of adjustments for operating items such as the provision for loan and lease losses and depreciation and amortization.
     For the year ended December 31, 2007, net cash provided by operating activities was $60.3 million, which was lower than net income as a result of: (i) the monetary payment of $74.25 million during the third quarter of 2007 for the settlement of the class action brought against the Corporation relating to the accounting for mortgage-related transactions that led to the restatement of financial statements for years 2000 through 2004, and (ii) non-cash adjustments, including the accretion and discount amortizations associated to the Corporation’s investment portfolio.
Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and its available-for-sale and held-to-maturity investment portfolios. For the year ended December 31, 2008, net cash of $2.3 billion was used in investing activities, primarily for purchases of available-for-sale investment securities as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and mitigate the impact of investments securities, mainly U.S. Agency debentures, called by counterparties prior to maturity, for loan originations disbursements and for the purchase of a $218 million auto loan portfolio. Partially offsetting these uses of cash were proceeds from sales and maturities of available-for-sale securities as well as proceeds from held-to-maturity securities called during 2008; proceeds from sales of loans and the gain on the mandatory redemption of part of the Corporation’s investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.
     For the year ended December 31, 2007, net cash used by investing activities was $136.6 million, also due to loan origination disbursements and purchases of mortgage loans as well as purchases of investment securities.
Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation pays monthly dividends on its preferred stock and quarterly dividends on its common stock. In 2008, net cash provided by financing activities was $2.1 billion due to increases in its deposit base, including brokered CDs to finance lending activities and increase liquidity levels and increases in securities sold under repurchase agreements to finance the Corporation’s securities inventory. Partially offsetting these cash proceeds was the payment of cash dividends.

     In 2007, net cash used in financing activities was $113.5 million due to a net decrease in securities sold under repurchase agreements aligned with the Corporation’s decrease in investment securities that resulted from maturities and prepayments received and the Corporation’s decision back in 2007 to de-leverage its investment portfolio in order to protect earnings from margin erosions under a flat-to-inverted yield curve scenario; the early redemption of a $150 million medium-term note during the second quarter of 2007 and the payment of cash dividends. Partially offsetting these uses of cash were proceeds from the issuance of brokered CDs and additional advances from the FHLB used in part to pay down repurchase agreements and notes payable and proceeds from the issuance of 9.250 million common shares in a private placement.
Capital
     The Corporation’s stockholders’ equity amounted to $1.5 billion as of December 31, 2008, an increase of $126.5 million compared to the balance as of December 31, 2007, driven by net income of $109.9 million recorded for 2008 and a net unrealized gain of $82.7 million on the fair value of available-for-sale securities recorded as part of comprehensive income. The increase in the fair value of MBS was mainly in response to the announcement by the U.S. government that it will invest up to $600 billion in obligations from housing-related government-sponsored agencies, including $500 billion in MBS backed by FNMA, FHLMC and GNMA. Partially offsetting these increases were dividends declared during 2008 amounting to $66.2 million.
     For each of the years ended on December 31, 2008, 2007 and 2006, the Corporation declared in aggregate cash dividends of $0.28 per common share. Total cash dividends paid on common shares amounted to $25.9 million for 2008 (or a 37% dividend payout ratio), $24.6 million for 2007 (or a 88% dividend payout ratio) and $23.3 million for 2006 (or a 53% dividend payout ratio). Dividends declared on preferred stock amounted to $40.3 million in 2008, 2007 and 2006.
     As of December 31, 2008, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, FirstBank Puerto Rico’s and FirstBank Florida’s regulatory capital ratios as of December 31, 2008 and December 31, 2007, based on existing Federal Reserve, FDIC and OTS guidelines.

		Banking Subsidiaries
	First		FirstBank	To be well
	BanCorp	FirstBank	Florida	capitalized
As of December 31, 2008

Total capital (Total capital to risk-weighted assets)	12.80%	12.23%	13.53%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.55%	10.98%	12.43%	6.00%
Leverage ratio (1)	8.30%	7.90%	8.78%	5.00%

As of December 31, 2007

Total capital (Total capital to risk-weighted assets)	13.86%	13.23%	10.92%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.61%	11.98%	10.42%	6.00%
Leverage ratio (1)	9.29%	8.85%	7.79%	5.00%

(1)	Tier 1 capital to average assets for First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets for FirstBank Florida.
     The decrease in regulatory capital ratios is mainly related to the increase in the volume of risk-weighted assets driven by the aforementioned purchases of MBS and a higher commercial and consumer loan portfolio. The Corporation is well capitalized and positioned to manage economic downturns. The total regulatory capital ratio of 12.8% and the Tier 1 capital ratio of 11.6% as of December 31, 2008 translates into approximately $386 million and $764 million of total capital and Tier 1 capital, respectively, in excess of the well capitalized requirements of 10% and 6%, respectively.

     The Corporation recently announced, similar to a number of the largest and well-capitalized banks in the United States, that it is participating in the U.S. Treasury Department’s Capital Purchase Program (“CPP”). Early in 2009, the Corporation completed the sale of 400,000 shares of newly issued preferred stock valued at $400 million and a warrant to purchase up to 5,842,259 shares of the Corporation’s common stock at an exercise price of $10.27 per share, subject to the standard terms and conditions for all participants in the CPP. Including this capital raise, the Corporation’s total regulatory capital ratio would have been close to 15.7% as of December 31, 2008, or approximately $785 million in excess of the well-capitalized requirement, and the Tier 1 capital ratio would have been close to 14.5% or approximately $1.1 billion in excess of the well-capitalized requirement. The Corporation will use this excess capital to further strengthen its ability to support growth strategies that are centered on the needs of its customers and, together with private and public sector initiatives, support the local economy and the communities it serves during the current economic environment. Refer to Item 5 of this Form 10-K for additional information regarding this issuance.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2008, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.5 billion and $102.2 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, operating leases, other contractual obligations, commitments to sell mortgage loans and commitments to extend credit:

		Contractual Obligations and Commitments
		As of December 31, 2008
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations (1):
Certificates of deposit (2)	$10,416,592	$5,765,792	$2,937,391	$624,837	$1,088,572
Securities sold under agreements to repurchase	3,421,042	533,542	1,287,500	900,000	700,000
Advances from FHLB	1,060,440	382,000	411,000	267,440	—
Notes payable	23,274	—	6,888	6,245	10,141
Other borrowings	231,914	—	—	—	231,914
Operating leases	51,415	7,669	10,946	7,473	25,327
Other contractual obligations	42,461	22,557	16,879	3,025	—

Total contractual obligations	$15,247,138	$6,711,560	$4,670,604	$1,809,020	$2,055,954

Commitments to sell mortgage loans	$50,500	$50,500

Standby letters of credit	$102,178	$102,178

Commitments to extend credit:
Lines of credit	$914,374	$914,374
Letters of credit	33,632	33,632
Commitments to originate loans	518,281	518,281

Total commercial commitments	$1,466,287	$1,466,287

(1)	$22.4 million of tax liability, including accrued interest of $6.8 million, associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

(2)	Includes $8.4 billion of brokered CDs generally sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits.
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
Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability in the profitability under varying interest rate environments. The MIALCO oversees interest rate risk and meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives.

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
     The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. For the December 31, 2007 simulation and based on the significant downward shift in rates experienced at the beginning of 2008, the Corporation’s MIALCO decided to update the rates as of the end of January 2008 and use these as the starting point for the projections.
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
     The following table presents the results of the simulations as of December 31, 2008 and 2007. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and SFAS 159 liabilities:

	December 31, 2008				December 31, 2007
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	$6.5	1.39%	$6.4	1.29%	$(8.1)	(1.64)%	$(8.4)	(1.66)%
-200 bps ramp	$(12.8)	(2.77)%	$(15.5)	(3.15)%	$(13.2)	(2.68)%	$(13.2)	(2.60)%
     The Corporation has pursued during 2008 the strategy of reducing the interest rate risk exposure in the re-pricing structure gaps between the assets and liabilities and to maintain interest rate risk within the established policy target levels. Interest rate risk, as measured by the sensitivity of net interest income to shifts in rates, changed when compared to December 31, 2007. In order to reduce the exposure to high levels of market volatility, during 2008, the Corporation has been extending the maturity of its funding sources by, among other things, entering into long-term repurchase agreements and issuing brokered CDs with longer terms. Also, the Corporation increased the loan portfolio by approximately $1.3 billion since December 31, 2007, the increase was mainly driven by commercial loans tied to short-term LIBOR repricing and 30 years fixed-rate mortgage loans.
     During the first 12 months of the income simulation, under a parallel falling rates scenario, net interest income is expected to compress. The Corporation’s loan and investment portfolio is subject to prepayment risk, which results from the ability of a third party to repay their debt obligations prior to maturity. In a declining rate scenario, the prepayment risk in the Corporation’s U.S. government agency fixed-rate MBS portfolio is expected to increase substantially, combined with the callable feature of the U.S. agency debentures that would shorten the duration of the assets with the potential of triggering the call options; which could lead to reinvestment of proceeds from called securities in lower yielding assets. Due to current market conditions and the drop in the long end of the yield curve during 2008, the probability of exercise of the embedded calls on approximately $945 million of U.S. Agency debentures has increased and is expected to be effective in both, the base and falling rates scenarios; this, despite the fact that the lack of liquidity in the financial markets has caused several call dates go by during 2008 without the embedded calls being exercised.

     Taking into consideration the aforementioned facts for the purpose of modeling, the net interest income for the next twelve months in a growing balance sheet scenario, is estimated to decrease by $15.5 million in a parallel downward move of 200 basis points, and the change for the same period, is an increase of $6.4 million in a parallel upward move of 200 basis points. As noted, the impact of the callability feature in the Agency Securities combined with the prepayment risk of the loan and investment portfolio, and the re-investment of those securities into lower yielding assets could result in a shift in the Corporation’s interest rate risk exposure from being in a liability sensitive position to an asset sensitive position for the first twelve months of the simulation horizon. Assuming parallel shifts in interest rates, the Corporation’s net interest income would continue to increase in rising rate scenarios and reduce in falling rate scenarios over a five-year modeling horizon.
     The Corporation used the gap analysis tool to evaluate the potential effect of rate shocks on income over the selected time periods. The gap report as of December 31, 2008 showed a positive cumulative gap for 3 month of $2.1 billion and a positive cumulative gap of $1.4 billion for 1 year, compared to negative cumulative gaps of $2.3 billion and $1.6 billion for 3 months and 1 year, respectively, as of December 31, 2007.
Derivatives. First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, the interest rate swaps are utilized to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in these variable rate loans.
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
     For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income, refer to Note 30 in the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K.

     The following tables summarize the fair value changes on the Corporation’s derivatives as well as the source of the fair values:
     Fair Value Change

(In thousands)	December 31, 2008

Fair value of contracts outstanding at the beginning of year	$(52,451)
Fair value of new contracts at inception	(3,255)
Contracts terminated or called during the year	37,235
Changes in fair value during the year	17,976

Fair value of contracts outstanding as of December 31, 2008	$(495)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of December 31, 2008

Pricing from observable market inputs	$—	$(1,008)	$(577)	$330	$(1,255)
Pricing that consider unobservable market inputs	—	—	—	760	760

	$—	$(1,008)	$(577)	$1,090	$(495)

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
     Effective January 1, 2007, the Corporation decided to early adopt SFAS 159 for its callable brokered CDs and certain fixed medium-term notes that were hedged with interest rate swaps. One of the main considerations to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133. As of December 31, 2008, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
     During 2008, approximately $3.0 billion of interest rate swaps were called by the counterparties, mainly due to the decrease of 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $2.9 billion swapped-to-floating brokered CDs. The Corporation recorded a net unrealized gain of $4.1 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
     Refer to Note 27 of the Corporation’s audited financial statements for the year ended December 31, 2008 included in Item 8 of this Form 10-K for additional information regarding the fair value determination of derivative instruments.

     The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The credit risk of derivatives arises from the potential of default from the counterparty. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. Currently the Corporation is mostly engaged in derivative instruments with counterparties with a credit rating of single A or better. All of the Corporation’s interest rate swaps are supported by securities collateral agreements, which allow the delivery of securities to and from the counterparties depending on the fair value of the instruments, to minimize credit risk.
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of December 31, 2008 and 2007.

		As of December 31, 2008
			Total			Accrued
			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
Wachovia	AA	$16,570	$41	$—	$41	$108
Merrill Lynch	A+	230,190	1,366	—	1,366	(106)
UBS Financial Services, Inc.	A+	14,384	88	—	88	179
JP Morgan	A+	531,886	2,319	(5,726)	(3,407)	1,094
Credit Suisse First Boston	A+	151,884	178	(1,461)	(1,283)	512
Citigroup	A	295,130	1,516	(1)	1,515	2,299
Goldman Sachs	A	16,165	597	—	597	158
Morgan Stanley	A	107,450	735	—	735	59

		1,363,659	6,840	(7,188)	(348)	4,303

Other derivatives (3)		332,634	1,170	(1,317)	(147)	(203)

Total		$1,696,293	$8,010	$(8,505)	$(495)	$4,100

		As of December 31, 2007
			Total			Accrued
			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
JP Morgan	AA-	$1,353,290	$18	$(19,766)	$(19,748)	$3,334
Wachovia	AA-	23,655	—	(365)	(365)	144
Morgan Stanley	AA-	193,170	4,737	(2,591)	2,146	264
Goldman Sachs	AA-	45,490	2,297	(398)	1,899	257
Citigroup	AA-	795,971	5	(9,042)	(9,037)	2,693
UBS Financial Services, Inc.	AA	90,016	—	(928)	(928)	245
Lehman Brothers	A+	1,077,045	5	(14,768)	(14,763)	2,748
Credit Suisse First Boston	A+	183,393	36	(1,785)	(1,749)	12
Merrill Lynch	A+	577,088	10	(7,503)	(7,493)	(1,488)
Bank of Montreal	A+	9,825	—	(36)	(36)	45
Bear Stearns	A	74,400	2,305	(875)	1,430	79

		4,423,343	9,413	(58,057)	(48,644)	8,333

Other derivatives(3)		351,217	5,288	(9,095)	(3,807)	431

Total		$4,774,560	$14,701	$(67,152)	$(52,451)	$8,764

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.

(3)	Credit exposure with several local companies for which a credit rating is not readily available.

Approximately $0.8 million and $5.1 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank as of December 31, 2008 and 2007, respectively.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under these interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with another counterparty under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2008, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure has been reserved as of December 31, 2008. The Corporation had pledged collateral with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The market value of pledged securities with Lehman as of December 31, 2008 amounted to approximately $62 million. The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise.
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
     The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. government-sponsored entity or backed by the full faith and credit of the U.S. government and is deemed to be of the highest credit quality.
     Management’s Credit Committee, comprised of the Corporation’s Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. These goals and objectives are documented in the Corporation’s Credit Policy.
Allowance for Loan and Lease Losses and Non-performing Assets
          Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. Management allocates specific portions of the allowance for loan and lease losses to problem loans that are identified through an asset classification analysis. The adequacy of the allowance for loan and lease losses is based upon a number of factors including historical loan and lease loss experience that may not fully represent current conditions inherent in the portfolio. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. The Corporation addresses this risk by actively monitoring the delinquency and default experience and by considering current economic and market conditions and their probable impact on the borrowers. Based on the assessment of current conditions, the Corporation makes appropriate adjustments to the historically developed assumptions when necessary to adjust historical factors to account for present conditions. The Corporation also takes into consideration information about trends on non-accrual loans, delinquencies, changes in underwriting policies, and other risk characteristics relevant to the particular loan category and delinquencies. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States (principally the state of Florida), the U.S.VI or British VI may contribute to delinquencies and defaults, thus necessitating additional reserves.
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
     The Corporation measures impairment individually for those commercial and real estate loans with a principal balance of $1 million or more in accordance with the provisions of SFAS 114. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A specific reserve is determined for those commercial and real estate loans classified as impaired, primarily based on each such loan’s collateral value (if collateral dependent) or the present value of expected future cash flows discounted at the loan’s effective interest rate. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and for certain loans on a spot basis selected by specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Should there be a deficiency, the Corporation records a specific allowance for loan losses related to these loans.
     As a general procedure, the Corporation internally reviews appraisals on a spot basis as part of the underwriting and approval process. For construction loans related to the Miami Corporate Banking operations, appraisals are reviewed by an outsourced contracted appraiser. Once a loan backed by real estate collateral deteriorates or is accounted for in non-accrual status, a full assessment of the value of the collateral is performed. If the Corporation commences litigation to collect an outstanding loan or commences foreclosure proceedings against a borrower (which includes the collateral), a new appraisal report is requested and the book value is adjusted accordingly, either by a corresponding reserve or a charge-off.
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

     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2008	2007	2006	2005	2004
(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$190,168	$158,296	$147,999	$141,036	$126,378
Provision for loan and lease losses	190,948	120,610	74,991	50,644	52,799

Loans charged-off:
Residential real estate	(6,256)	(985)	(997)	(945)	(254)
Commercial	(29,575)	(11,260)	(6,036)	(8,558)	(5,848)
Construction	(7,933)	(3,910)	—	—	(342)
Finance leases	(10,583)	(10,393)	(5,721)	(2,748)	(2,894)
Consumer	(62,725)	(68,282)	(64,455)	(39,669)	(34,704)
Recoveries	8,751	6,092	12,515	6,876	5,901

Net charge-offs	(108,321)	(88,738)	(64,694)	(45,044)	(38,141)

Other adjustments(1)	8,731	—	—	1,363	—

Allowance for loan and lease losses, end of year	$281,526	$190,168	$158,296	$147,999	$141,036

Allowance for loan and lease losses to year end total loans receivable	2.15%	1.61%	1.41%	1.17%	1.46%
Net charge-offs to average loans outstanding during the period	0.87%	0.79%	0.55%	0.39%	0.48%
Provision for loan and lease losses to net charge-offs during the period	1.76	x	1.36	x	1.16	x	1.12	x	1.38	x

(1)	For 2008, carryover of the allowance for loan losses related to the $218 million auto loan portfolio acquired from Chrysler.

For 2007, allowance for loan losses from the acquisition of FirstBank Florida.
     The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to total loans as of the dates indicated:

	2008		2007		2006		2005		2004
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$15,016	27%	$8,240	27%	$6,488	25%	$3,409	18%	$1,595	14%
Commercial real estate loans	17,775	12%	13,699	11%	13,706	11%	9,827	9%	8,958	7%
Construction loans	83,482	12%	38,108	12%	18,438	13%	12,623	9%	5,077	4%
Commercial loans (including loans to local financial institutions)	74,358	33%	63,030	33%	53,929	32%	58,117	48%	70,906	59%
Consumer loans (1)	90,895	16%	67,091	17%	65,735	19%	64,023	16%	54,500	16%

	$281,526	100%	$190,168	100%	$158,296	100%	$147,999	100%	$141,036	100%

(1)	Includes lease financing
     First BanCorp’s allowance for loan and lease losses was $281.5 million as of December 31, 2008, compared to $190.2 million as of December 31, 2007 and $158.3 million as of December 31, 2006. The provision for loan and lease losses for the year ended December 31, 2008 amounted to $190.9 million, compared to $120.6 million and $75.0 million for 2007 and 2006, respectively. The increase is mainly attributable to the significant increase in delinquency levels and increases in specific reserves for impaired commercial and construction loans adversely impacted by deteriorating economic conditions in the United States and Puerto Rico. Also, increases to reserve factors for potential losses inherent in the loan portfolio, higher reserves for the residential mortgage loan portfolio in the U.S. mainland and Puerto Rico and the overall growth of the Corporation’s loan portfolio contributed to higher charges in 2008. The Corporation experienced continued stress in the credit quality of and worsening trends on its construction loan portfolio, in particular, condo-conversion loans in the U.S. mainland (mainly in the state of Florida) affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States. To a lesser extent, the Corporation also increased its reserve factors for the residential mortgage and construction loan portfolio from the 2007 level to account for the increased credit risk tied to recessionary conditions in Puerto Rico’s economy, which are expected to continue at least through the remainder of 2009. The Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland; however, there has been a lower demand for houses due to diminished consumer purchasing power and confidence. The Corporation also does business in the Eastern Caribbean Region. Growth in this region has been fueled by an expansion in the construction, residential mortgage and small loan business sectors. Refer to “Provision and Allowance for Loan and Lease Losses” and “Lending Activities — Commercial and

Construction Loans” above and “Non-Accruing and Non-performing Assets” below for specific details about troubled loan relationships and the exposure to the geographic segments where the Corporation operates and detailed information about the Corporation’s construction loan portfolio.
     During 2008, the Corporation identified several commercial and construction loans amounting to $414.9 million that it determined should be classified as impaired, of which $382.0 million have a specific reserve of $82.9 million. Approximately $154.4 million of the $351.5 million commercial and construction loans that were determined to be impaired during 2008 are related to the Miami Corporate Banking operations condo-conversion loans, which has a related specific reserve of $36.0 million.
     Meanwhile, the Corporation’s impaired loans decreased by approximately $64.1 million during 2008, principally as a result of: (i) the foreclosure of two condo-conversion loans related to a troubled relationship in the Corporation’s Miami Corporate Banking Operations, with an aggregate principal balance of approximately $22.4 million and a related impairment reserve of $4.2 million, and (ii) the sale for $22.5 million, in the first half of 2008, of a condo-conversion loan that carried a principal balance of approximately $24.1 million and a related impairment reserve of $2.4 million related to the same troubled relationship in Miami. One of the foreclosed condo-conversion projects, with a carrying value of $3.8 million, was sold in the latter part of 2008 and a loss of $0.4 million was recorded. The Corporation expects to complete the sale of the last remaining foreclosed condo-conversion project in the U.S. mainland in the first half of 2009 and a write-down of $5.3 million to the value of this property was recorded for the fourth quarter of 2008. Other decreases in impaired loans may include loans paid in full, loans no longer considered impaired and loans charged-off.
     The Corporation continues its constant monitoring of its construction and commercial loan portfolio on the U.S. mainland and obtained new appraisals during 2008 for approximately 91% of the condo-conversion loans in its Miami Corporate Banking operations.
          Credit Losses
     For 2008, total net charge-offs amounted to $108.3 million, or 0.87% of average loans, compared to $88.7 million or 0.79% for 2007 mainly related to the commercial and residential mortgage loan portfolios. The commercial portfolio in Puerto Rico has been adversely impacted by the deteriorating economic conditions while recent trends in real estate prices affected the residential mortgage loan portfolio. Although affected by the slow real estate market, the rate of losses on the Corporation’s residential real estate portfolio remains low. The ratio of net charge-offs to average loans on the Corporation’s residential mortgage loan portfolio was 0.19% and 0.03% for the years ended December 31, 2008 and 2007, respectively, significantly lower than in the U.S. mainland.
     Commercial net charge-offs were significantly impacted by a $9.1 million charge-off, in the second quarter of 2008, related to a participation in a commercial loan in the U.S. Virgin Islands sold during the third quarter of 2008.
     An increase in net charge-offs for construction loans was also observed in 2008 in connection with the repossession and sale of loans from the aforementioned troubled relationship in the Corporate Banking operations in Miami, Florida that accounted for $6.2 million of the charge-offs recorded in 2008.
     Despite increases in the latter part of the year, the Corporation experienced a decrease in net charge-offs for consumer loans which amounted to $57.3 million for 2008, as compared to $64.3 million for 2007, attributable in part to the changes in underwriting standards implemented since late 2005 and the originations using these new underwriting standards of new consumer loans to replace maturing consumer loans that had an average life of approximately four years.

     The following table presents annualized charge-offs to average loans held-in-portfolio by geographic segment:

	December 31, 2008	December 31, 2007
PUERTO RICO:

Residential mortgage loans	0.20%	0.04%
Commercial loans	0.33%	0.24%
Construction loans	0.19%	0.09%
Consumer loans(1)	3.10%	3.61%
Total loans	0.82%	0.91%

VIRGIN ISLANDS:

Residential mortgage loans	0.02%	0.00%
Commercial loans	4.46%	0.11%
Construction loans	0.00%	0.00%
Consumer loans	3.54%	2.19%
Total loans	1.48%	0.38%

UNITED STATES:

Residential mortgage loans	0.30%	0.02%
Commercial loans	0.58%	0.00%
Construction loans	1.08%	0.44%
Consumer loans	5.88%	2.60%
Total loans	0.86%	0.29%

(1)	Includes Lease Financing.
     Total credit losses (equal to net charge-offs plus net gains and losses on REO operations) amounted to $129.7 million or a loss rate of 1.04% for 2008 compared to a loss of $91.1 million or a loss rate of 0.81% for 2007. A significant portion of the increase during 2008 is attributable to higher REO operating expenses and write-downs to the value of foreclosed condo-conversion projects in the United States.

     The following table presents a detail of the REO inventory and credit losses for the last two years:
Credit Loss Performance

	Year Ended
	December 31,
	2008	2007
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$20,265	$9,717
Commercial	2,306	4,727
Condo-conversion projects	9,500	—
Construction	5,175	1,672

Total	$37,246	$16,116

REO activity (number of properties):
Beginning property inventory,	87	44
Properties acquired	169	74
Properties disposed	(101)	(31)

Ending property inventory	155	87

Average holding period (in days)
Residential	160	208
Commercial	237	59
Condo-conversion projects	306	—
Construction	145	76

	200	150

REO operations (losses) gains:
Market adjustments and (losses) gains on sale:

Residential	$(3,521)	$(97)
Commercial	(1,402)	(33)
Condo-conversion projects	(5,725)	—
Construction	(347)	164

	(10,995)	34

Other REO operations expenses	(10,378)	(2,434)

Net Loss on REO operations	$(21,373)	$(2,400)

CHARGE-OFFS
Residential charge-offs, net	(6,256)	(984)

Commercial charge-offs, net	(27,897)	(10,596)

Construction charge-offs, net	(7,735)	(3,832)

Consumer and finance leases charge-offs, net	(66,433)	(73,326)

Total charge-offs, net	(108,321)	(88,738)

TOTAL CREDIT LOSSES (1)	$(129,694)	$(91,138)

LOSS RATIO PER CATEGORY (2):

Residential	0.29%	0.04%
Commercial	0.53%	0.22%
Construction	0.92%	0.25%
Consumer	3.18%	3.46%

TOTAL CREDIT LOSS RATIO (3)	1.04%	0.81%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

Non-accruing and Non-performing Assets
     Total non-performing assets are the sum of non-accruing loans, foreclosed real estate and other repossessed properties. Non-accruing loans are loans as to which interest is no longer being recognized. When loans fall into non-accruing status, all previously accrued and uncollected interest is reversed and charged against interest income.
Non-accruing Loans Policy
     Residential Real Estate Loans — The Corporation classifies real estate loans in non-accruing status when interest and principal have not been received for a period of 90 days or more.
     Commercial and Construction Loans — The Corporation places commercial loans (including commercial real estate and construction loans) in non-accruing status when interest and principal have not been received for a period of 90 days or more. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral.
     Finance Leases — Finance leases are classified in non-accruing status when interest and principal have not been received for a period of 90 days or more.
     Consumer Loans — Consumer loans are classified in non-accruing status when interest and principal have not been received for a period of 90 days or more.
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
Past Due Loans
     Past due loans are accruing loans which are contractually delinquent 90 days or more. Past due loans are either current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.
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

     The following table presents non-performing assets as of the dates indicated:

	2008	2007	2006	2005	2004
		(Dollars in thousands)
Non-accruing loans:
Residential real estate	$274,923	$209,077	$114,828	$54,777	$31,577
Commercial and commercial real estate	144,301	73,445	62,978	33,855	31,675
Construction	116,290	75,494	19,735	1,959	779
Finance leases	6,026	6,250	8,045	3,272	2,212
Consumer	45,635	48,784	46,501	40,459	25,422

	587,175	413,050	252,087	134,322	91,665

Other real estate owned(1)	37,246	16,116	2,870	5,019	9,256
Other repossessed property	12,794	10,154	12,103	9,631	7,291

Total non-performing assets	$637,215	$439,320	$267,060	$148,972	$108,212

Past due loans	$471,364	$75,456	$31,645	$27,501	$18,359

Non-performing assets to total assets	3.27%	2.56%	1.54%	0.75%	0.69%

Non-accruing loans to total loans receivable	4.49%	3.50%	2.24%	1.06%	0.95%

Allowance for loan and lease losses	$281,526	$190,168	$158,296	$147,999	$141,036

Allowance to total non-accruing loans	47.95%	46.04%	62.79%	110.18%	153.86%

Allowance to total non-accruing loans, excluding residential real estate loans	90.16%	93.23%	115.33%	186.06%	234.72%

(1)	As of December 31, 2008, other real estate owned include approximately $14.8 million of foreclosed properties in the U.S. mainland.
     Total non-performing assets increased by $197.9 million, or 45%, from $439.3 million as of December 31, 2007 to $637.2 million as of December 31, 2008. The slumping economy and deteriorating housing market in the United States coupled with recessionary conditions in Puerto Rico’s economy, have resulted in higher non-performing balances in all of the Corporation’s loan portfolios.
     With regards to the United States portfolio, total non-performing assets increased to $104.0 million as of December 31, 2008 from $58.5 million at the end of 2007, up $45.5 million or 78%. All segments were severely affected by the economy and housing market crisis in the U.S. with the total variance resulting from: (i) an increase of $13.8 million for residential real estate loans and $3.6 million for foreclosed residential properties; (ii) an increase of $4.1 million in non-performing construction, land loans and foreclosed condo-conversion projects; (iii) an increase of $23.3 million in commercial loans, mainly secured by real estate, and (iv) an increase of $0.7 million in the consumer lending sector. Despite the overall increase, during 2008 the Corporation disposed of approximately $25.6 million of non-performing assets in the U.S. by: (i) the sale in the first half of 2008 for $22.5 million of one impaired condo-conversion loan in a troubled relationship in its Miami Corporate Banking operations with a carrying value of $21.8 million, and (ii) the sale during the fourth quarter of 2008 of repossessed real estate with a carrying value of $3.8 million that previously served as collateral for another condo conversion loan of the same troubled relationship and for which a loss of $0.4 million was recorded. The Corporation expects to complete the sale of the last remaining foreclosed condo-conversion project in the U.S. mainland in the first half of 2009. A write-down of $5.3 million to the value of this property was recorded for the fourth quarter of 2008.
     The Corporation has incurred in total expenditures, including legal fees, maintenance fees and property taxes, in connection with the resolution of the above mentioned impaired relationship that caused the foreclosures in Miami amounting to approximately $8.2 million since 2007, of which $6.1 million were incurred during 2008.
     Non-performing assets in Puerto Rico increased to $512.6 million as of December 31, 2008 from $362.1 million at the end of 2007, up $150.5 million or 42%. The total variance breakdown includes: (i) an increase of $49.6 million for non-performing residential real estate loans and $7.6 million in foreclosed real estate properties; (ii) an increase of $45.6 million in non-performing construction and land loans, and (iii) an increase of $48.0 million in commercial loans. All segments of the loan portfolios were impacted by the current economic crisis. On a positive note, non-performing consumer assets (including finance leases) remained relatively unchanged compared to December 31, 2007 balances.
     In Puerto Rico, the increase in non-performing construction loans is principally related to two loans with an aggregate outstanding balance of $32.3 million extended for the development of residential projects placed in non-accrual status in light of lower than expected demand due to a diminished consumer purchasing power and general economic conditions, which in turn affected the borrowers’ cash flow position. The construction loan portfolio is affected by the deterioration in the economy because the underlying loans’ repayment capacity is dependent on the ability to attract buyers and maintain housing prices. The largest non-accrual commercial loan amounted to $7.7 million and was placed in non-accrual status during the fourth quarter of 2008 after it was formally restructured.
     Despite the increase in absolute numbers, the non-performing to total residential mortgage loan ratio for the Puerto Rico portfolio only increased 1% since the end of 2007. The relative stability of non-performing residential loans in Puerto Rico reflects, to some extent, the positive impact of loans modified through the loan loss mitigation program. Since the inception of the program in the third quarter of 2007, the Corporation has completed approximately 367 loan modifications with an outstanding balance of approximately $60.0 million as of December 31, 2008. Of this amount, $53.2 million have been outstanding long enough to be considered for interest accrual of which $32.8 million have been formally returned to accruing status after a sustained period of repayments.
     Historically, the Corporation has experienced a low rate of losses on its residential real estate portfolio, given that the real estate market in Puerto Rico has not shown notable declines in the market value of properties in almost four decades, overall comfortable loan-to-value ratios, and the limited amount of construction considering Puerto Rico is an island with finite land resources. The net charge-offs to average loans ratio on the Corporation’s residential mortgage loan portfolio was 0.19% for 2008 and 0.03% for the year ended on December 31, 2007, significantly lower than in the United States mainland market.
     Past due and still accruing loans, which are contractually delinquent 90 days or more, amounted to $471.4 million as of December 31, 2008 (2007 — $75.5 million), most of them related to matured construction loans according to contractual terms but are current with respect to interest payments. A significant portion of these matured construction loans were already renewed in 2009 and the Corporation expects to complete the renewal process for the remaining portion in the first half of 2009.
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
Impact of Inflation and Changing Prices
     The financial statements and related data presented herein have been prepared in conformity with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
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
     The Corporation’s largest concentration as of December 31, 2008 in the amount of $348.8 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. Together with the Corporation’s next largest loan concentration of $218.9 million with another mortgage originator in Puerto Rico, R&G Financial, the Corporation’s total loans granted to these mortgage originators amounted to $567.7 million as of December 31, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate. In December 2005, the Corporation obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan-to-one borrower limit). Of the total gross loan portfolio, including loans held for sale, of $13.1 billion as of December 31, 2008, approximately 81% have credit risk concentration in Puerto Rico, 11% in the United States and 8% in the Virgin Islands.
Selected Quarterly Financial Data
     Financial data showing results of the 2008 and 2007 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2008
	March 31	June 30	September 30	December 31
	(Dollar in thousands, except for per share results)
Interest income	$279,087	$276,608	$288,292	$282,910
Net interest income	124,458	134,606	144,621	124,196
Provision for loan losses	45,793	41,323	55,319	48,513
Net income	33,589	32,994	24,546	18,808
Net income attributable to common stockholders	23,520	22,925	14,477	8,739
Earnings per common share-basic	$0.25	$0.25	$0.16	$0.09
Earnings per common share-diluted	$0.25	$0.25	$0.16	$0.09

	2007
	March 31	June 30	September 30	December 31
	(Dollar in thousands, except for per share results)
Interest income	$298,585	$305,871	$295,931	$288,860
Net interest income	117,435	117,215	105,029	111,337
Provision for loan losses	24,914	24,628	34,260	36,808
Net income	22,832	23,795	14,142	7,367
Net income (loss) attributable to common stockholders	12,763	13,726	4,073	(2,702)
Earnings (loss) per common share-basic	$0.15	$0.16	$0.05	$(0.03)
Earnings (loss) per common share-diluted	$0.15	$0.16	$0.05	$(0.03)
Fourth Quarter Financial Summary
The financial results for the fourth quarter of 2008, as compared to the same period in 2007, were principally impacted by the following items on a pre-tax basis:
–	Net interest income increased 12% to $124.2 million for the fourth quarter of 2008 from $111.3 million in the fourth quarter of 2007. The Corporation benefited from lower short-term interest rates on its interest-bearing liabilities as compared to rate levels during the fourth quarter of 2007. Net interest spread and margin on a tax equivalent basis were 2.71% and 3.06%, respectively, up 39 and 21 basis points from the prior year’s fourth quarter. During 2008, the target for the Federal Funds rate was lowered from 4.25% to a range of 0% to 0.25% through seven separate actions in an attempt to stimulate the U.S. economy, officially in recession since December 2007. The decrease in funding costs associated with lower short-term interest rates was partially offset by lower loan yields due to the repricing of variable-rate construction and commercial loans tied to short-term indexes and the significant increase in the volume of non-accrual loans. The increase in net interest income was also associated with an increase of $2.3 billion of interest-earning assets, over the prior year’s fourth quarter. Average loans increased by $1.4 billion, driven by internal originations, in particular commercial and residential real estate loans, and to a lesser extent, purchases of loans during 2008 that contributed to a wider spread.

–	Non-interest income increased to $19.4 million for the fourth quarter of 2008 from $16.5 million for the fourth quarter of 2007. The variance is mainly related to a realized gain of $11.0 million on the sale of certain U.S. sponsored agency fixed-rate MBS during the fourth quarter of 2008, compared to a realized gain of $4.7 million on the sale of investment securities recorded in the fourth quarter of 2007. The surge in MBS prices, responding to the U.S. government announcement that it will invest in MBS, offered a market opportunity to realize a gain on the sale of approximately $284 million fixed-rate U.S. agency MBS that carried a weighted average yield of 5.35%. The realized gain on the sale of MBS during the fourth quarter of 2008 was partially offset by other-than-temporary impairment charges of $4.8 million related to auto industry corporate bonds and certain equity securities. Other-than-temporary impairment charges on investment securities amounted to $0.7 million for the fourth quarter of 2007.

–	The provision for loan and lease losses amounted to $48.5 million, or 172% of net charge-offs, for the fourth quarter of 2008 compared to $36.8 million, or 153% of net charge-offs, for the fourth quarter of 2007. The increase, as compared to the fourth quarter of 2007, is mainly attributable to the significant increase in delinquency levels and increases in specific reserves for impaired commercial and construction loans adversely impacted by deteriorating economic conditions in the United States and Puerto Rico. Also, increases to reserve factors for potential losses inherent in the loan portfolio, higher reserves for the residential mortgage loan portfolio in the U.S. mainland and Puerto Rico and the overall growth of the Corporation’s loan portfolio contributed to higher charges in 2008.

–	Non-interest expenses increased 9% to $87.0 million from $80.1 million for the fourth quarter of 2007. This increase is principally attributable to a higher net loss on REO operations that increased by approximately $8.0 million to $9.3 million for the fourth quarter of 2008 as compared to $1.3 million for the fourth quarter of 2007, partially offset by lower professional service fees and business promotion expenses and a decrease in employee compensation and benefit expenses. The increase in REO operations losses was driven by declining real estate prices, mainly in the U.S. mainland, that have caused write-downs on the value of repossessed properties. Partially offsetting higher losses on REO operations was a decrease of $1.2 million in professional service fees, a decrease of $0.8 million in business promotion expenses and a decrease of $1.7 million in employees’ compensation and benefit expenses.
     Contrary to positive comparisons against 2007 results, a compression in net interest margin was observed in the fourth quarter of 2008, compared to the previous trailing quarter ended on September 30, 2008, mainly associated with a higher overall cost of funding. Net interest income of $124.2 million for the fourth quarter of 2008 decreased by $20.4 million compared to the third quarter of 2008. The Corporation, in managing its asset/liability position in order to limit the effects of changes in interest rates on net interest income, has been reducing its exposure to high levels of market volatility by, among other things, extending the duration of its borrowings and replacing swapped-to-floating brokered CDs that matured or were called (due to lower short-term rates) with brokered CDs not hedged with interest rate swaps at higher current spreads. Also, the Corporation has reduced its interest rate risk through other funding sources and by, among other things, entering into long-term and structured repurchase agreements that replaced short-term borrowings. The interest rate risk management strategy contributed in part to an increase in the overall cost of funding of 22 basis points, from 3.53% to 3.75%, even though market interest rates declined in the fourth quarter of 2008, but left the Corporation better positioned for possible adverse changes in interest rates in the future. Also contributing to the higher cost of funds is the fact that new brokered CDs issued during the fourth quarter carry a fixed-interest rate set on a wider spread over LIBOR than the spread of interest rate swaps that hedged the brokered CDs replaced. The volume of swapped-to-floating brokered CDs has decreased by $397 million since the end of the third quarter of 2008 and approximately $3.0 billion to $1.1 billion as of December 31, 2008 from $4.1 billion a year ago. The Corporation has taken initial steps to mitigate this anticipated increase in the cost of funding with a higher pricing on its variable-rate commercial loan portfolio; however, this effort was severely impacted by significant declines in short-term rates during the quarter (the Prime Rate dropped to 3.25% from 5.00% and 3-month LIBOR closed at 1.43% on December 31, 2008 from 4.05% on September 30, 2008) and, to an extent, by the increase in the volume of non-performing loans. The weighted-average yield of loans on a tax equivalent basis decreased from 6.62% to 6.57%.
     The Corporation expects the overall cost of funds to decrease in the first quarter of 2009. The main reasons supporting the lower costs expectation are: the reduction of the high level of liquidity that has been maintained in the fourth quarter of 2008 amid the liquidity crisis in the capital markets, the lower interest rates in absolute terms in the current rate environment and expectations to remain at relatively low levels throughout the first quarter, and lower short-term brokered CDs rate spreads over LIBOR rates, which have been tightening since the turn of the year. The Corporation expects to refinance approximately $1.4 billion of $1.9 billion brokered CDs maturing, or that could be redeemed in the first quarter of 2009 with various sources of funding, including advances from the Federal Home Loan Bank and for the Federal Reserve Bank, brokered CDs, repurchase agreements and core deposits.
     Some infrequent transactions that affected quarterly periods shown in the above table include: (i) the reversal of $10.6 million of UTBs during the second quarter of 2008 for positions taken on income tax returns recorded under the provisions of FIN 48 due to the lapse of the statute of limitations for the 2003; (ii) the gain of $9.3 million on the mandatory redemption of a portion of the Corporation’s investment in VISA as part of VISA’s IPO in the first quarter of 2008 and the income tax benefit of $5.4 million also recorded in the first quarter of 2008 in connection with an agreement entered into with the Puerto Rico Department of Treasury that established a multi-year allocation schedule for deductibility of the $74.25 million payment made by the Corporation during 2007 to settle a securities class action suit; (iii) the income recognition of approximately $15.1 million in the third quarter of 2007 for reimbursement of expenses, mainly from insurance carriers, related to the settlement of the class action lawsuit brought against the Corporation; and (iv) the gain of $2.8 million on the sale of a credit card portfolio and of $2.5 million on the partial extinguishment and recharacterization of a secured commercial loan to a local financial institution recorded in the first quarter of 2007.

Changes in Internal Controls over Financial Reporting
Refer to Item 9A.
     CEO and CFO Certifications
     First BanCorp’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1 and 31.2 to this Annual Report on Form 10-K.
     In addition, in 2008, First BanCorp’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     First BanCorp’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2008, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management’s report on Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
     The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.
Changes in Internal Control over Financial Reporting
     There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information in response to this Item is incorporated herein by reference to the sections entitled “Information with Respect to Nominees for Director of First BanCorp and Executive Officers of the Corporation,” “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in First BanCorp’s definitive Proxy Statement for use in connection with its 2009 Annual Meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of First BanCorp’s 2008 fiscal year.
Item 11. Executive Compensation
     Information in response to this Item is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Tabular Executive Compensation Disclosure” in First BanCorp’s Proxy Statement.
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
Item 14. Principal Accountant Fees and Services.
     Information in response to this Item is incorporated herein by reference to the section entitled “Audit Fees” in First BanCorp’s Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report.
             (1) Financial Statements.
          The following consolidated financial statements of First BanCorp, together with the report thereon of First BanCorp’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 2, 2009, are included herein beginning on page F-1:
–	Report of Independent Registered Public Accounting Firm.

–	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.

–	Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2008.

–	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2008.

–	Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2008.

–	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2008.

–	Notes to the Consolidated Financial Statements.
           (2) Financial statement schedules.
          All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
           (3) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.
Index to Exhibits:

No.	Exhibit
3.1	Articles of Incorporation

3.2	By-Laws of First BanCorp

3.3	Certificate of Designation creating the 7.125% non-cumulative perpetual monthly income preferred stock, Series A (1)

3.4	Certificate of Designation creating the 8.35% non-cumulative perpetual monthly income preferred stock, Series B (2)

3.5	Certificate of Designation creating the 7.40% non-cumulative perpetual monthly income preferred stock, Series C (3)

3.6	Certificate of Designation creating the 7.25% non-cumulative perpetual monthly income preferred stock, Series D (4)

3.7	Certificate of Designation creating the 7.00% non-cumulative perpetual monthly income preferred stock, Series E (5)

3.8	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series F (6)

3.9	Warrant dated January 16, 2009 to purchase shares of First BanCorp (7)

4.0	Form of Common Stock Certificate (8)

4.1	Form of Stock Certificate for 7.125% non-cumulative perpetual monthly income preferred stock, Series A (1)

4.2	Form of Stock Certificate for 8.35% non-cumulative perpetual monthly income preferred stock, Series B (2)

4.3	Form of Stock Certificate for 7.40% non-cumulative perpetual monthly income preferred stock, Series C (3)

4.4	Form of Stock Certificate for 7.25% non-cumulative perpetual monthly income preferred stock, Series D (4)

4.5	Form of Stock Certificate for 7.00% non-cumulative perpetual monthly income preferred stock, Series E (9)

4.6	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series F

10.1	FirstBank’s 1987 Stock Option Plan (10)

10.2	FirstBank’s 1997 Stock Option Plan (10)

10.3	First BanCorp’s 2008 Omnibus Incentive Plan (11)

10.4	Investment agreement between The Bank of Nova Scotia and First BanCorp dated as of February 15, 2007 (12)

10.5	Purchase Agreement dated as of January 16, 2009 between First BanCorp and the United States Department of the Treasury (13)

No.	Exhibit
10.6	Employment Agreement — Luis M. Beauchamp (10)

10.7	Employment Agreement — Aurelio Alemán (10)

10.8	Employment Agreement — Randolfo Rivera (10)

10.9	Employment Agreement — Lawrence Odell (14)

10.10	Amendment to Employment Agreement — Lawrence Odell (14)

10.11	Employment Agreement — Fernando Scherrer (14)

10.12	Service Agreement Martinez Odell & Calabria (14)

10.13	Amendment to Service Agreement Martinez Odell & Calabria (14)

14.1	Code of Ethics for CEO and Senior Financial Officers

14.2	Policy Statement and Standards of Conduct for Members of Board of Directors, Executive Officers and Principal Shareholders(15)

14.3	Independence Principles for Directors of First BanCorp (16)

21.1	List of First BanCorp’s subsidiaries

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

(1)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on March 30, 1999.

(2)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on September 8, 2000.

(3)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on May 18, 2001.

(4)	Incorporated by reference to First BanCorp’s registration statement on Form S-3/A filed by the Corporation on January 16, 2002.

(5)	Incorporated by reference to Form 8-A filed by the Corporation on September 26, 2003.

(6)	Incorporated by reference to Exhibit 3.1 from the Form 8-K filed by the Corporation on January 20, 2009.

(7)	Incorporated by reference to Exhibit 4.1 from the Form 8-K filed by the Corporation on January 20, 2009.

(8)	Incorporated by reference from Registration statement on Form S-4 filed by the Corporation on April 15, 1998.

(9)	Incorporated by reference to Exhibit 4.1 from the Form 8-K filed by the Corporation on September 5, 2003.

(10)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(11)	Incorporated by reference to Exhibit 10.1 from the Form 10-Q for the quarter ended March 31, 2008 filed by the Corporation on May 12, 2008.

(12)	Incorporated by reference to Exhibit 10.1 from the Form 8-K filed by the Corporation on February 22, 2007.

(13)	Incorporated by reference to Exhibit 10.1 from the Form 8-K filed by the Corporation on January 20, 2009.

(14)	Incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by the Corporation on February 9, 2007.

(15)	Incorporated by reference from the Form 10-K for the year ended December 31, 2003 filed by the Corporation on March 15, 2004.

(16)	Incorporated by reference from the Form 10-K for the year ended December 31, 2007 filed by the Corporation on February 29, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Luis M. Beauchamp	Date: 3/2/09

Luis M. Beauchamp, Chairman,
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Luis M. Beauchamp Luis M. Beauchamp	Date: 3/2/09
Chairman,
President and Chief Executive Officer

/s/ Aurelio Alemán Aurelio Alemán	Date: 3/2/09
Senior Executive Vice President and
Chief Operating Officer

/s/ Fernando Scherrer Fernando Scherrer, CPA	Date: 3/2/09
Executive Vice President and
Chief Financial Officer

/s/ Fernando Rodríguez-Amaro Fernando Rodríguez Amaro,	Date: 3/2/09
Director

/s/ Jorge L. Díaz Jorge L. Díaz, Director	Date: 3/2/09

/s/ Sharee Ann Umpierre-Catinchi Sharee Ann Umpierre-Catinchi,	Date: 3/2/09
Director

/s/ José Teixidor José Teixidor, Director	Date: 3/2/09

/s/ José L. Ferrer-Canals José L. Ferrer-Canals, Director	Date: 3/2/09

/s/ José Menéndez-Cortada José Menéndez-Cortada, Lead	Date: 3/2/09
Director

/s/ Frank Kolodziej Frank Kolodziej, Director	Date: 3/2/09

/s/ Héctor M. Nevares Héctor M. Nevares, Director	Date: 3/2/09

/s/ José F. Rodríguez José F. Rodríguez, Director	Date: 3/2/09

/s/ Pedro Romero Pedro Romero, CPA	Date: 3/2/09
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
     The management of First BanCorp has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Corporation used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2008.
     The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Luis M. Beauchamp Luis M. Beauchamp
Chairman of the Board, President
and Chief Executive Officer

/s/ Fernando Scherrer Fernando Scherrer
Executive Vice President
and Chief Financial Officer

PricewaterhouseCoopers LLP
254 Muñoz Rivera Avenue
BBVA Tower, 9 th Floor
Hato Rey, PR 00918
Telephone (787) 754-9090
Facsimile (787) 766-1094
Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of First BanCorp
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries (the “Corporation”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Corporation adopted in 2007 Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115”. In addition, the Corporation changed the manner in which it accounts for share-based compensation in 2006.
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
PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 2, 2009
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2010
Stamp 2387194 of P.R. Society of
Certified Public Accountants has been
Affixed to the file copy of this report

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except for share information)	December 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$329,730	$195,809

Money market investments:
Federal funds sold	54,469	7,957
Time deposits with other financial institutions	600	26,600
Other short-term investments	20,934	148,579

Total money market investments	76,003	183,136

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	2,913,721	789,271
Other investment securities	948,621	497,015

Total investment securities available for sale	3,862,342	1,286,286

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	968,389	2,522,509
Other investment securities	738,275	754,574

Total investment securities held to maturity, fair value of $1,720,412(2007 - $3,261,934)	1,706,664	3,277,083

Other equity securities	64,145	64,908

Loans, net of allowance for loan and lease losses of $281,526(2007 – $190,168)	12,796,363	11,588,654
Loans held for sale, at lower of cost or market	10,403	20,924

Total loans, net	12,806,766	11,609,578

Premises and equipment, net	178,468	162,635
Other real estate owned	37,246	16,116
Accrued interest receivable on loans and investments	98,565	107,979
Due from customers on acceptances	504	747
Other assets	330,835	282,654

Total assets	$19,491,268	$17,186,931

LIABILITIES

Deposits:
Non-interest-bearing deposits	$625,928	$621,884
Interest-bearing deposits (including $1,150,959 and $4,186,563 measured at fair value as of December 31, 2008 and December 31, 2007, respectively)	12,431,502	10,412,637

Total deposits	13,057,430	11,034,521
Federal funds purchased and securities sold under agreements to repurchase	3,421,042	3,094,646
Advances from the Federal Home Loan Bank (FHLB)	1,060,440	1,103,000
Notes payable (including $10,141 and $14,306 measured at fair value as of December 31, 2008 and December 31, 2007, respectively)	23,274	30,543
Other borrowings	231,914	231,817
Bank acceptances outstanding	504	747
Accounts payable and other liabilities	148,547	270,011

Total liabilities	17,943,151	15,765,285

Commitments and contingencies (Notes 26, 29 and 32)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,004,000 shares at $25 liquidation value per share	550,100	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,444,549 as of December 31, 2008 (2007 – 102,402,306)	102,444	102,402
Less: Treasury stock (at par value)	(9,898)	(9,898)

Common stock outstanding, 92,546,749 as of December 31, 2008 (2007 – 92,504,506)	92,546	92,504

Additional paid-in capital	108,299	108,279
Legal surplus	299,006	286,049
Retained earnings	440,777	409,978
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $717 (2007 - ($227))	57,389	(25,264)

Total stockholders’ equity	1,548,117	1,421,646

Total liabilities and stockholders’ equity	$19,491,268	$17,186,931

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Interest income:
Loans	$835,501	$901,941	$936,052
Investment securities	285,041	265,275	281,847
Money market investments	6,355	22,031	70,914

Total interest income	1,126,897	1,189,247	1,288,813

Interest expense:
Deposits	414,838	528,740	605,033
Loans payable	243	—	—
Federal funds purchased and securities sold under agreements to repurchase	133,690	148,309	195,328
Advances from FHLB	39,739	38,464	13,704
Notes payable and other borrowings	10,506	22,718	31,054

Total interest expense	599,016	738,231	845,119

Net interest income	527,881	451,016	443,694

Provision for loan and lease losses	190,948	120,610	74,991

Net interest income after provision for loan and lease losses	336,933	330,406	368,703

Non-interest income:
Other service charges on loans	6,309	6,893	5,945
Service charges on deposit accounts	12,895	12,769	12,591
Mortgage banking activities	3,273	2,819	2,259
Net gain (loss) on investments and impairments	21,193	(2,726)	(8,194)
Net gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	2,497	(10,640)
Rental income	2,246	2,538	3,264
Gain on sale of credit card portfolio	—	2,819	500
Insurance reimbursements and other agreements related to a contingency settlement	—	15,075	—
Other non-interest income	28,727	24,472	25,611

Total non-interest income	74,643	67,156	31,336

Non-interest expenses:
Employees’ compensation and benefits	141,853	140,363	127,523
Occupancy and equipment	61,818	58,894	54,440
Business promotion	17,565	18,029	17,672
Professional fees	15,809	20,751	32,095
Taxes, other than income taxes	16,989	15,364	12,428
Insurance and supervisory fees	15,990	12,616	7,067
Net loss on real estate owned (REO) operations	21,373	2,400	18
Other non-interest expenses	41,974	39,426	36,720

Total non-interest expenses	333,371	307,843	287,963

Income before income taxes	78,205	89,719	112,076
Income tax benefit (provision)	31,732	(21,583)	(27,442)

Net income	$109,937	$68,136	$84,634

Dividends to preferred stockholders	40,276	40,276	40,276

Net income attributable to common stockholders	$69,661	$27,860	$44,358

Net income per common share:
Basic	$0.75	$0.32	$0.54

Diluted	$0.75	$0.32	$0.53

Dividends declared per common share	$0.28	$0.28	$0.28

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$109,937	$68,136	$84,634

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,172	17,669	16,810
Amortization of core deposit intangibles	3,603	3,294	3,385
Provision for loan and lease losses	190,948	120,610	74,991
Deferred income tax (benefit) provision	(38,853)	13,658	(31,715)
Stock-based compensation recognized	9	2,848	5,380
Gain on sale of investments, net	(27,180)	(3,184)	(7,057)
Other-than-temporary impairments on available-for-sale securities	5,987	5,910	15,251
Derivative instruments and hedging activities (gain) loss	(26,425)	6,134	61,820
Net gain on sale of loans and impairments	(2,617)	(2,246)	(1,690)
Net (gain) loss on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	(2,497)	10,640
Net amortization of premiums and discounts and deferred loan fees and costs	(1,083)	(663)	(2,568)
Net increase in mortgage loans held for sale	(6,194)	—	—
Amortization of broker placement fees	15,665	9,563	19,955
Accretion of basis adjustments on fair value hedges	—	(2,061)	(3,626)
Net accretion of premium and discounts on investment securities	(7,828)	(42,026)	(35,933)
Gain on sale of credit card portfolio	—	(2,819)	(500)
Decrease in accrued income tax payable	(13,348)	(3,419)	(39,702)
Decrease (increase) in accrued interest receivable	9,611	4,397	(8,813)
(Decrease) increase in accrued interest payable	(31,030)	(13,808)	33,910
(Increase) decrease in other assets	(14,959)	4,408	12,089
(Decrease) increase in other liabilities	(9,501)	(123,611)	14,451

Total adjustments	65,977	(7,843)	137,078

Net cash provided by operating activities	175,914	60,293	221,712

Cash flows from investing activities:
Principal collected on loans	2,588,979	3,084,530	6,022,633
Loans originated	(3,796,234)	(3,813,644)	(4,718,928)
Purchases of loans	(419,068)	(270,499)	(168,662)
Proceeds from sale of loans	154,068	150,707	169,422
Proceeds from sale of repossessed assets	76,517	52,768	50,896
Purchases of servicing assets	(621)	(1,851)	(1,156)
Proceeds from sale of available-for-sale securities	679,955	959,212	232,483
Purchases of securities held to maturity	(8,540)	(511,274)	(447,483)
Purchases of securities available for sale	(3,468,093)	(576,100)	(225,373)
Principal repayments and maturities of securities held to maturity	1,586,799	623,374	574,797
Principal repayments of securities available for sale	332,419	214,218	217,828
Additions to premises and equipment	(32,830)	(24,642)	(55,524)
Proceeds from redemption of other investment securities	9,474	—	—
Decrease (increase) in other equity securities	875	(23,422)	2,208
Net cash inflow on acquisition of business	5,154	—	—

Net cash (used in) provided by investing activities	(2,291,146)	(136,623)	1,653,141

Cash flows from financing activities:
Net increase (decrease) in deposits	1,924,312	59,499	(1,550,714)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	326,396	(593,078)	(1,146,158)
Net FHLB advances (paid) taken	(42,560)	543,000	54,000
Repayments of notes payable and other borrowings	—	(150,000)	—
Dividends paid	(66,181)	(64,881)	(63,566)
Issuance of common stock	—	91,924	—
Exercise of stock options	53	—	19,756

Net cash provided by (used in) financing activities	2,142,020	(113,536)	(2,686,682)

Net increase (decrease) in cash and cash equivalents	26,788	(189,866)	(811,829)

Cash and cash equivalents at beginning of year	378,945	568,811	1,380,640

Cash and cash equivalents at end of year	$405,733	$378,945	$568,811

Cash and cash equivalents include:
Cash and due from banks	$329,730	$195,809	$112,341
Money market instruments	76,003	183,136	456,470

	$405,733	$378,945	$568,811

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Preferred Stock	$550,100	$550,100	$550,100

Common Stock outstanding:
Balance at beginning of year	92,504	83,254	80,875
Issuance of common stock	—	9,250	—
Common stock issued under stock option plan	6	—	2,379
Restricted stock grants	36	—	—

Balance at end of year	92,546	92,504	83,254

Additional Paid-In-Capital:
Balance at beginning of year	108,279	22,757	—
Issuance of common stock	—	82,674	—
Shares issued under stock option plan	47	—	17,377
Stock-based compensation recognized	9	2,848	5,380
Restricted stock grants	(36)	—	—

Balance at end of year	108,299	108,279	22,757

Legal Surplus:
Balance at beginning of year	286,049	276,848	265,844
Transfer from retained earnings	12,957	9,201	11,004

Balance at end of year	299,006	286,049	276,848

Retained Earnings:
Balance at beginning of year	409,978	326,761	316,697
Net income	109,937	68,136	84,634
Cash dividends declared on common stock	(25,905)	(24,605)	(23,290)
Cash dividends declared on preferred stock	(40,276)	(40,276)	(40,276)
Cumulative adjustment for accounting change (adoption of FIN 48)	—	(2,615)	—
Cumulative adjustment for accounting change (adoption of SFAS No. 159)	—	91,778	—
Transfer to legal surplus	(12,957)	(9,201)	(11,004)

Balance at end of year	440,777	409,978	326,761

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	(25,264)	(30,167)	(15,675)
Other comprehensive gain (loss), net of tax	82,653	4,903	(14,492)

Balance at end of year	57,389	(25,264)	(30,167)

Total stockholders’ equity	$1,548,117	$1,421,646	$1,229,553

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net income	$109,937	$68,136	$84,634

Other comprehensive gain (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	95,316	2,171	(22,891)
Less: Reclassification adjustments for net (gain) loss and other-than-temporary impairments included in net income	(11,719)	2,726	8,194
Income tax (expense) benefit related to items of other comprehensive income	(944)	6	205

Other comprehensive gain (loss) for the period, net of tax	82,653	4,903	(14,492)

Total comprehensive income	$192,590	$73,039	$70,142

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
Nature of business
     First BanCorp is a publicly-owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the U.S. and British Virgin Islands.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2008, the Corporation controlled four wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), FirstBank Insurance Agency, Inc.(“FirstBank Insurance Agency”), Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and Ponce General Corporation (“Ponce General”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency, PR Finance Group is a domestic corporation and Ponce General is the holding company of a federally chartered stock savings and loan association in Florida (USA), FirstBank Florida. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. FirstBank also operates in the Virgin Islands and is subject to regulation and examination by the United States Virgin Islands Banking Board, and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission.
     FirstBank Insurance Agency is subject to the supervision, examination and regulation by the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico. PR Finance Group is subject to the supervision, examination and regulation of the OCIF. FirstBank Florida is subject to the supervision, examination and regulation of the Office of Thrift Supervision (the “OTS”).
     As of December 31, 2008, FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, sixteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and a loan production office in Miami, Florida (USA). FirstBank had four wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing and daily rental company with nine offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specialized in the origination of small loans with thirty-seven offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with thirty-six offices in FirstBank branches and at stand alone sites; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico: First Insurance Agency VI, Inc., an insurance agency with four offices that sells insurance products in the USVI; First Express, a finance company specializing in the origination of small loans with four offices in the USVI; and First Trade, Inc., which is inactive.
     The Corporation also operates in the United States mainland through its federally chartered stock savings and loan association FirstBank Florida and through its loan production office located in Miami, Florida. FirstBank Florida provides a wide range of banking services to individual and corporate customers through its nine branches in the U.S. mainland.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Reclassifications
     For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2008 presentation.
Use of estimates in the preparation of financial statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and short-term investments with original maturities of three months or less.
Securities purchased under agreements to resell
     The Corporation purchases securities under agreements to resell the same securities. The counterparty retains control over the securities acquired. Accordingly, amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. As of December 31, 2008 and 2007, there were no securities purchased under agreements to resell outstanding.
Investment securities
     The Corporation classifies its investments in debt and equity securities into one of four categories:
     Held-to-maturity — Securities which the entity has the intent and ability to hold-to-maturity. These securities are carried at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.
     Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2008 and 2007, the Corporation did not hold investment securities for trading purposes.
     Available-for-sale — Securities not classified as held-to-maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred tax, reported in other comprehensive income as a separate component of stockholders’ equity.
     Other equity securities — Equity securities that do not have readily available fair values are classified as other equity securities in the consolidated statements of financial condition. These securities are stated at the lower of

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost or realizable value. This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (FHLB) regulatory requirements. Their realizable value equals their cost.
     Premiums and discounts on investment securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method. Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in Non-interest income as net gain (loss) on investments and impairments. Purchases and sales of securities are recognized on a trade-date basis.
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
     The impairment analysis of the fixed income investments places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations. In light of the current crisis in the financial markets, the Corporation takes into consideration the latest information available about the overall financial condition of issuers, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuers to deal with the present economic climate. The Corporation also considers its intent and ability to hold the fixed income securities until recovery. If management believes, based on the analysis, that the issuer will not be able to service its debt and pay its obligations in a timely manner, the security is written down to the estimated fair value. For securities written down to their estimated fair value, any accrued and uncollected interest is also reversed. Interest income is then recognized when collected.
     The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, credit ratings as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more. An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of twelve consecutive months or more.
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
     Loans on which the recognition of interest income has been discontinued are designated as non-accruing. When loans are placed on non-accruing status, any accrued but uncollected interest income is reversed and charged against interest income. Consumer, construction, commercial and mortgage loans are classified as non-accruing when interest and principal have not been received for a period of 90 days or more. This policy is also applied to all impaired loans based upon an evaluation of the risk characteristics of said loans, loss experience, economic conditions and other pertinent factors. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Closed-end consumer loans and leases are charged-off when payments are

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
120 days in arrears. Open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears.
     The Corporation may also classify loans in non-accruing status and recognize revenue only when cash payments are received because of the deterioration in the financial condition of the borrower and payment in full of principal or interest is not expected. In addition, during the third quarter of 2007, the Corporation started a loan loss mitigation program providing homeownership preservation assistance. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accruing status.
Loans held for sale
     Loans held for sale are stated at the lower-of-cost-or-market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income. As of December 31, 2008 and 2007, the aggregate fair value of loans held for sale exceeded their cost.
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
     The adequacy of the allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality. Management allocates specific portions of the allowance for loan and lease losses to problem loans that are identified through an asset classification analysis. The portfolios of residential mortgage loans, consumer loans, auto loans and finance leases are individually considered homogeneous and each portfolio is evaluated in as pools of similar loans for impairment. The adequacy of the allowance for loan and lease losses is based upon a number of factors including historical loan and lease loss experience that may not fully represent current conditions inherent in the portfolio. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. The Corporation addresses this risk by actively monitoring the delinquency and default experience and by considering current economic and market conditions and their probable impact on the borrowers. Based on the assessment of current conditions, the Corporation makes appropriate adjustments to the historically developed assumptions when necessary to adjust historical factors to account for present conditions. The Corporation also takes into consideration information about trends on non-accrual loans, delinquencies, changes in underwriting policies, and other risk characteristics relevant to the particular loan category.
     The Corporation measures impairment individually for those commercial and real estate loans with a principal balance of $1 million or more in accordance with the provisions of SFAS 114. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A specific reserve is determined for those commercial and real estate loans classified as impaired, primarily based on each such loan’s collateral value (if collateral dependent) or the present value of expected future cash flows discounted at the loan’s effective interest rate. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and for certain loans on a spot basis selected by specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Should there be a deficiency, the Corporation records a specific allowance for loan losses related to these loans.
     As a general procedure, the Corporation internally reviews appraisals on a spot basis as part of the underwriting and approval process. For construction loans related to the Miami Corporate Banking operations, appraisals are

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reviewed by an outsourced contracted appraiser. Once a loan backed by real estate collateral deteriorates or is accounted for in non-accrual status, a full assessment of the value of the collateral is performed. If the Corporation commences litigation to collect an outstanding loan or commences foreclosure proceedings against a borrower (which includes the collateral), a new appraisal report is requested and the book value is adjusted accordingly, either by a corresponding reserve or a charge-off.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill and other intangible assets
     Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:
     Goodwill
The Corporation test goodwill for impairment on an annual basis, as of December 31, or more often if events or circumstances indicate there may be impairment. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005.
The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the subsidiary estimated fair value to its carrying value, including goodwill. If the estimated fair value of a subsidiary exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
The second step (“Step 2”) involves calculating an implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment is not permitted.
The Corporation estimates the fair value of the goodwill based on a discounted cash flows analysis and also considers a market methodology using tangible book value multiples of peers.
     Other Intangibles
Definite life intangibles, mainly core deposits, are amortized over their estimated life, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
     The Corporation performed impairment tests for the years ended December 31, 2008, 2007 and 2006 and determined that no impairment was needed to be recognized for those periods for goodwill and other intangible assets. For further disclosures, refer to Note 11 to the consolidated financial statements.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Corporation adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Corporation classifies interest and penalties, if any, related to unrecognized tax portions as components of income tax expense. Refer to Note 25 for required disclosures and further information related to this accounting pronouncement.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Treasury stock
     The Corporation accounts for treasury stock at par value. Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired. Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited. Any remaining excess is charged to retained earnings.
Stock-based compensation
     Between 1997 and 2007, the Corporation had a stock option plan (the “1997 stock option plan”) covering certain employees. On January 1, 2006, the Corporation adopted SFAS 123 (Revised), “Accounting for Stock-Based Compensation,” using the “modified prospective” method. Under this method and since all previously issued stock options were fully vested at the time of adoption, the Corporation expenses the fair value of all employee stock options granted after January 1, 2006 (which is the same as under the prospective method). The 1997 stock option plan expired in the first quarter of 2007; all outstanding awards grants under this plan continue to be in full force and effect, subject to their original terms.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. On December 1, 2008, the Corporation granted 36, 243 shares of restricted stock under the Omnibus Plan to the Corporation’s independent directors. Shares of restricted stock are measured based on the fair market values of the underlying stocks at the grant date under SFAS 123R. The restrictions on such restricted stock award lapse ratably on an annual basis over a three-year period.
     SFAS 123R requires the Corporation to estimate the pre-vesting forfeiture rate for grants that are forfeited prior to vesting beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense includes adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. For additional information regarding the Corporation’s equity-based compensation refer to Note 20.
Comprehensive income
     Comprehensive income includes net income and the unrealized gain (loss) on securities available-for-sale, net of estimated tax effect.
Derivative financial instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting under SFAS 133 are reported in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in other comprehensive income in the

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). None of the Corporation’s derivative instruments qualified or have been designated as a cash flow hedge.
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
     Effective January 1, 2007, the Corporation elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. The Corporation adopted SFAS 159 for callable fixed medium-term notes and callable brokered certificates of deposit (“SFAS 159 liabilities”), that were hedged with interest rate swaps. From April 3, 2006 to the adoption of SFAS 159, First BanCorp was following the long-haul method of accounting under SFAS 133, for the portfolio of callable interest rate swaps, callable brokered certificates of deposit (“CDs”) and callable notes. One of the main considerations in the determination to early adopt SFAS 159 for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by SFAS 133.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of SFAS 159, the Corporation no longer amortizes or accretes the basis adjustment for the SFAS 159 liabilities. The basis adjustment amortization or accretion is the reversal of the basis differential between the market value and book value recognized at the inception of fair value hedge accounting as well as the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it had recognized changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of SFAS 159 also requires the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. SFAS 159 also establishes that the accrued interest should be reported as part of the fair value of the financial instruments elected to be measured at fair value. Refer to Note 27 to the audited consolidated financial statements for additional information.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Effective January 1, 2007, the Corporation elected to early adopt SFAS 157, “Fair Value Measurements.” This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
     The following is a description of the valuation methodologies used for instruments measured at fair value:
     Callable Brokered CDs (Level 2 inputs)
     The fair value of callable brokered CDs, which are included within deposits and elected to be measured at fair value under SFAS 159, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits. The fair value does not incorporate the risk of nonperformance, since the callable brokered CDs are generally participated out by brokers in shares of less than $100,000 and therefore insured by the FDIC.
     Medium-Term Notes (Level 2 inputs)
     The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of its own credit standing as required by SFAS 157. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investment Securities
     The fair value of investment securities is the market value based on quoted market prices, when available, or market prices for identical or comparable assets that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids offers and reference data including market research operations. Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument (Level 3), as is the case with certain private label mortgage-backed securities held by the Corporation. Unlike U.S. agency mortgage-backed securities, the fair value of these private label securities cannot be readily determined because they are not actively traded in securities markets. Significant inputs used for fair value determination consist of specific characteristics such as information used in the prepayment model, which follows the amortizing schedule of the underlying loans, which is an unobservable input.
     Private label mortgage-backed securities are collateralized by mortgages on single-family residential properties in the United States and the interest rate is variable tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation is derived from a model and represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security. The model uses prepayment, default and interest rate assumptions that market participants would commonly use for similar mortgage asset classes that are subject to prepayment, credit and interest rate risk. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO) and the variable cash flow of the security is modeled using the 3-month LIBOR forward curve. The expected foreclosure frequency estimates used in the model are based on the 100% Public Securities Association (PSA) Standard Default Assumption (SDA) with a loss severity assumption of 10% after taking into consideration that the issuer must cover losses up to 10% of the aggregate outstanding balance according to recourse provisions.
Derivative Instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component, when appropriate. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using USD dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives are mainly composed of interest rate swaps used to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the Corporation fully collateralizes with investment securities any mark-to-market loss with the counterparty and if there are market gains the counterparty must deliver collateral to the Corporation.
     Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps”, are valued using models that consider unobservable market parameters (Level 3). Reference caps are used to mainly hedge interest rate risk inherent in private label mortgage-backed securities, thus are tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. Significant inputs used for fair value determination consist of specific characteristics such as information used in the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input. The valuation model uses the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and build zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of caplet is then discounted from each payment date.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income recognition— Insurance agencies business
     Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains an allowance to cover commissions that management estimates will be returned upon the cancellation of a policy.
Advertising costs
     Advertising costs for all reporting periods are expensed as incurred.
Earnings per common share
     Earnings per share-basic is calculated by dividing income attributable to common stockholders by the weighted average number of outstanding common shares. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the number of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributable to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share.
Recently issued accounting pronouncements
     The Financial Accounting Standards Board (“FASB”) and the Securities Exchange Commission (“SEC”) have issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The adoption of this statement did not have an impact on the Corporation’s financial statements, when adopted on January 1, 2009.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entity may not apply it before that date. The adoption of this statement did not have an impact on the Corporation’s financial statements, when adopted on January 1, 2009.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (b) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation adopted the disclosure framework dictated by this Statement during 2008. Required disclosures are included in Note 30 – “Derivative Instruments and Hedging Activities.”
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. (“SAS”) 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 obviates the need for the guidance applicable to auditors in SAS 69 by identifying the GAAP hierarchy for entities, since entities rather than auditors are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS 162 should be reported as a change in accounting principle in accordance with SFAS 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which the SEC approved on September 16, 2008. The adoption of SFAS 162 did not impact the Corporation’s current accounting policies or the Corporation’s financial results.
     In May 2008, the FASB issued Staff Position No. (“FSP”) APB 14-1 (“FSP–APB 14-1”). FSP-APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP-APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP-APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of December 31, 2008, the Corporation does not have any convertible debt instrument.
     In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Except for those disclosures, earlier application of SFAS 163 is not permitted. The Corporation is currently evaluating the possible effect, if any, of the adoption of this statement on its financial statements, commencing on January 1, 2009.
     In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under FSP EITF 03-6-1 unvested share-based payment awards that are considered to be participating securities should be included in the computation of EPS pursuant to the two-class method under SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Corporation

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is currently evaluating this statement in light of the recently approved Omnibus Incentive Plan, however, as of December 31, 2008, the outstanding unvested shares of restricted stock do not contain rights to nonforfeitable dividends.
     In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. A seller of credit derivatives must disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance, and cash flows. As of December 31, 2008, the Corporation is not involved in the credit derivatives market. This FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of SFAS 161. This FSP clarifies the FASB’s intent that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The provisions of this FSP that amend SFAS 133 and FIN 45 will be effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of this pronouncement did not have a significant impact on the Corporation’s financial statements.
     In October 2008, the FASB issued FSP No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP became effective on October 10, 2008 and also applies to prior periods for which financial statements have not been issued. The adoption of this pronouncement did not impact the Corporation’s fair value methodologies on its financial assets.
     In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP became effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. This FSP shall apply for each annual and interim reporting period thereafter. The adoption of this Statement did not have a significant impact on the Corporation’s financial statements as the Corporation is not materially involve in the transfer of financial assets through securitization and asset-backed financing arrangements, nor have involvement with variable interest entities.
     In January 2009, the FASB issued FSP No. EITF 99-20-1 (“FSP EITF 99-20-1”), “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of this Statement did not have a significant impact on the Corporation’s financial statements.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2  — Restrictions on Cash and Due from Banks
     The Corporation’s bank subsidiary, FirstBank is required by law, as enforced by the OCIF, to maintain minimum average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covers December 31, 2008 was $233.7 million (2007 — $220 million). As of December 31, 2008 and 2007, the Bank complied with the requirement. Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
     As of December 31, 2008 and 2007, and as required by the Puerto Rico International Banking Law, the Corporation maintained separately for two of its international banking entities (IBEs), $600,000 in time deposits, which were considered restricted assets equally split between the two IBEs.
Note 3  — Money Market Investments
     Money market investments are composed of federal funds sold, time deposits with other financial institutions and short-term investments with original maturities of three months or less.
     Money market investments as of December 31, 2008 and 2007 were as follows:

	2008	2007
	Balance
	(Dollars in thousands)
Federal funds sold, interest 0.01% (2007 - 4.05%)	$54,469	$7,957
Time deposits with other financial institutions, interest 1.05% (2007-weighted-average interest rate of 3.92%)	600	26,600
Other short-term investments, weighted-average interest rate of 0.21% (2007-weighted-average interest rate of 3.86%)	20,934	148,579

	$76,003	$183,136

     As of December 31, 2008 and 2007, none of the Corporation’s money market investments were pledged.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Investment Securities
Investment Securities Available-for-Sale
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available-for-sale as of December 31, 2008 and 2007 were as follows:

	December 31, 2008					December 31, 2007
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
					(Dollars in thousands)
U.S. Treasury and Obligations of U.S. Government sponsored agencies:
After 5 to 10 years	$—	$—	$—	$—	—	$6,975	$26	$—	$7,001	6.05
After 10 years	—	—	—	—	—	8,984	47	—	9,031	6.21
Puerto Rico Government obligations:
Due within one year	4,593	46	—	4,639	6.18	—	—	—	—	—
After 1 to 5 years	110,624	259	479	110,404	5.41	13,947	141	347	13,741	4.99
After 5 to 10 years	6,365	283	128	6,520	5.80	7,245	247	99	7,393	5.67
After 10 years	15,789	45	264	15,570	5.30	3,416	37	66	3,387	5.64

United States and Puerto Rico Government obligations	137,371	633	871	137,133	5.44	40,567	498	512	40,553	5.62

Mortgage-backed securities:
FHLMC certificates:
Due within one year	37	—	—	37	5.94	98	1	—	99	5.50
After 1 to 5 years	157	2	—	159	7.07	640	20	—	660	7.01
After 5 to 10 years	31	3	—	34	8.40	—	—	—	—	—
After 10 years	1,846,386	45,743	1	1,892,128	5.46	158,070	235	111	158,194	5.60

	1,846,611	45,748	1	1,892,358	5.46	158,808	256	111	158,953	5.61

GNMA certificates:
Due within one year	45	1	—	46	5.72	—	—	—	—	—
After 1 to 5 years	180	6	—	186	6.71	496	8	—	504	6.48
After 5 to 10 years	566	9	—	575	5.33	708	6	5	709	6.01
After 10 years	331,594	10,283	10	341,867	5.38	42,665	582	120	43,127	5.93

	332,385	10,299	10	342,674	5.38	43,869	596	125	44,340	5.94

FNMA certificates:
After 1 to 5 years	53	5	—	58	10.20	34	1	—	35	7.08
After 5 to 10 years	269,716	4,678	—	274,394	4.96	289,125	138	750	288,513	4.93
After 10 years	1,071,521	28,005	1	1,099,525	5.60	608,942	5,290	582	613,650	5.65

	1,341,290	32,688	1	1,373,977	5.47	898,101	5,429	1,332	902,198	5.42

Mortgage pass-through certificates:
After 10 years	144,217	2	30,236	113,983	5.43	162,082	3	28,407	133,678	6.14

Mortgage-backed securities	3,664,503	88,737	30,248	3,722,992	5.46	1,262,860	6,284	29,975	1,239,169	5.55

Corporate bonds:
After 5 to 10 years	241	—	—	241	7.70	1,300	—	198	1,102	7.70
After 10 years	1,307	—	—	1,307	7.97	4,412	—	1,066	3,346	7.97

Corporate bonds	1,548	—	—	1,548	7.93	5,712	—	1,264	4,448	7.91

Equity securities (without contractual maturity)	814	—	145	669	2.38	2,638	—	522	2,116	—

Total investment securities available for sale	$3,804,236	$89,370	$31,264	$3,862,342	5.46	$1,311,777	$6,782	$32,273	$1,286,286	5.55

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale is presented as part of accumulated other comprehensive income.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2008, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$4,675	$4,722
After 1 to 5 years	111,014	110,807
After 5 to 10 years	276,919	281,764
After 10 years	3,410,814	3,464,380

Total	3,803,422	3,861,673
Equity securities	814	669

Total investment securities available for sale	$3,804,236	$3,862,342

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007:

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities

Puerto Rico Government obligations	$—	$—	$13,288	$871	$13,288	$871
Mortgage-backed securities
FHLMC	68	1	—	—	68	1
GNMA	903	10	—	—	903	10
FNMA	361	1	21	—	382	1
Mortgage pass-through trust certificates	—	—	113,685	30,236	113,685	30,236
Equity securities	318	145	—	—	318	145

	$1,650	$157	$126,994	$31,107	$128,644	$31,264

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$13,648	$512	$13,648	$512
Mortgage-backed securities
FHLMC	48,202	40	3,436	71	51,638	111
GNMA	625	11	26,887	114	27,512	125
FNMA	285,973	274	221,902	1,058	507,875	1,332
Mortgage pass-through certificates	133,337	28,407	—	—	133,337	28,407
Corporate bonds	—	—	4,448	1,264	4,448	1,264
Equity securities	1,384	522	—	—	1,384	522

	$469,521	$29,254	$270,321	$3,019	$739,842	$32,273

The Corporation’s investment securities portfolio is comprised principally of (i) fixed-rate mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and other securities secured by mortgage loans (ii) U.S. Treasury and agency securities and obligations of the Puerto Rico Government. Thus, payment of substantial portion of these instruments is either guaranteed or secured by mortgages together with a guarantee of U.S. government-sponsored entity or is backed by the full faith and credit of the U.S. or Puerto Rico Government. In connection with the placement of FNMA and FHLMC into conservatorship by the U.S. Treasury in September 2008, the Treasury committed to invest as much as $200 billion in preferred stock and extend credit through 2009 to keep the agencies solvent and operating and to, among other things, protect debt and mortgage-backed securities of

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the agencies. Furthermore, the announcement of the Federal Reserve that it will invest up to $600 billion in obligations from U.S. government-sponsored agencies, including $500 billion in mortgage-backed securities backed by FNMA, FHLMC and GNMA has caused a surge in prices, since the latter part of 2008. Principal and interest on these securities are deemed recoverable. The unrealized losses in the available-for-sale portfolio as of December 31, 2008 are substantially related to certain private label mortgage-backed securities due to increases in the discount rate used to value such instruments resulting from lack of liquidity and credit concerns in the U.S. mortgage loan market. Refer to Note 1 for additional information with respect to the methodology to determine the fair value of the private label mortgage-backed securities. The underlying mortgages are fixed-rate single family loans with high weighted-average FICO scores (over 700) and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. Principal and interest cash flow expectations have not changed to a material degree and are expected to cover the carrying amount of these mortgage-backed securities. Private label mortgage-backed securities relates to mortgage pass-through certificates bought from R&G Financial Corporation (“R&G Financial”). R&G Financial must cover losses up to 10% of the aggregate outstanding balance according to recourse provisions included in the agreements. The Corporation’s investment in equity securities is minimal and it does not own any equity securities of U.S. financial institutions that recently failed in the midst of the current market turmoil. The Corporation’s policy is to review its investment portfolio for possible other-than-temporary impairment at least quarterly. As of December 31, 2008, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, there is no other-than-temporary impairment.
     During the year ended December 31, 2008, the Corporation recorded other-than-temporary impairments of approximately $6.0 million (2007 — $5.9 million, 2006 — $15.3 million) on certain corporate bonds and equity securities held in its available-for-sale portfolio. Of the $6.0 million other-than-temporary impairments recorded in 2008 approximately $4.2 million relates to auto industry corporate bonds held by FirstBank Florida. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss. The Corporation’s remaining exposure to auto industry corporate bonds as of December 31, 2008 amounted to $1.5 million.
     Total proceeds from the sale of securities during the year ended December 31, 2008 amounted to approximately $680.0 million (2007 — $960.8 million, 2006 — $232.5 million). The Corporation realized gross gains of approximately $17.9 million (2007 — $5.1 million, 2006 — $7.3 million), and realized gross losses of approximately $0.2 million (2007 — $1.9 million, 2006 — $0.2 million).

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments Held-to-Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of December 31, 2008 and 2007 were as follows:

	December 31, 2008					December 31, 2007
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
					(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,455	$34	$—	$8,489	1.07	$254,882	$369	$24	$255,227	4.14

Obligations of other U.S. Government sponsored agencies:
After 10 years	945,061	5,281	728	949,614	5.77	2,110,265	1,486	2,160	2,109,591	5.82
Puerto Rico Government obligations:
After 5 to 10 years	17,924	480	97	18,307	5.85	17,302	541	107	17,736	5.85
After 10 years	5,145	35	—	5,180	5.50	13,920	—	256	13,664	5.50

United States and Puerto Rico Government obligations	976,585	5,830	825	981,590	5.73	2,396,369	2,396	2,547	2,396,218	5.64

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	8,338	71	5	8,404	3.83	—	—	—	—	—
After 5 to 10 years	—	—	—	—	—	11,274	—	116	11,158	3.65
FNMA certificates:
After 1 to 5 years	7,567	88	—	7,655	3.85	—	—	—	—	—
After 5 to 10 years	686,948	9,227	—	696,175	4.46	69,553	—	1,067	68,486	4.30
After 10 years	25,226	247	25	25,448	5.31	797,887	61	13,785	784,163	4.42

Mortgage-backed securities	728,079	9,633	30	737,682	4.48	878,714	61	14,968	863,807	4.40

Corporate bonds:
After 10 years	2,000	—	860	1,140	5.80	2,000	—	91	1,909	5.80

Total investment securities held-to-maturity	$1,706,664	$15,463	$1,715	$1,720,412	5.19	$3,277,083	$2,457	$17,606	$3,261,934	5.31

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The aggregate amortized cost and approximate market value of investment securities held-to-maturity as of December 31, 2008, by contractual maturity are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$8,455	$8,489
After 1 to 5 years	15,905	16,059
After 5 to 10 years	704,872	714,482
After 10 years	977,432	981,382

Total investment securities held to maturity	$1,706,664	$1,720,412

     From time to time the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the Consolidated Statements of Financial Condition. As of December 31, 2008, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents. The following table sets forth the securities held to maturity with an original maturity of three months or less outstanding as of December 31, 2007.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. government and U.S. government sponsored agencies:
Due within 30 days	$45,994	$3	$—	$45,997
After 30 days up to 60 days	21,932	1	10	21,923
After 30 days up to 90 days	79,191	41	—	79,232

	$147,117	$45	$10	$147,152

     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007:

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
U.S. Government sponsored agencies	$—	$—	$7,262	$728	$7,262	$728
Puerto Rico Government obligations	—	—	4,436	97	4,436	97
Mortgage-backed securities
FHLMC	—	—	600	5	600	5
FNMA	—	—	6,825	25	6,825	25
Corporate bonds	—	—	1,140	860	1,140	860

	$—	$—	$20,263	$1,715	$20,263	$1,715

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities
U.S. Government sponsored agencies	$616,572	$1,568	$24,469	$592	$641,041	$2,160
U.S. Treasury Notes	24,697	24	—	—	24,697	24
Puerto Rico Government obligations	13,664	256	4,200	107	17,864	363
Mortgage-backed securities
FHLMC	—	—	11,158	116	11,158	116
FNMA	—	—	849,341	14,852	849,341	14,852
Corporate Bonds	1,909	91	—	—	1,909	91

	$656,842	$1,939	$889,168	$15,667	$1,546,010	$17,606

     Held-to-maturity securities in an unrealized loss position as of December 31, 2008 are primarily fixed-rate mortgage-backed securities and U.S. agency securities. The vast majority of them are rated the equivalent of AAA by major rating agencies. The unrealized losses in the held-to-maturity portfolio as of December 31, 2008 are substantially related to market interest rate fluctuations and to some extent credit spread widening. Refer to the “Investment Securities Available for Sale” discussion above for additional information regarding government-sponsored agencies. At this time, the Corporation has the intent and ability to hold these investments until maturity, and principal and interest are deemed recoverable. The impairment is considered temporary.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	2008		2007
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
FHLMC	$1,862,939	$1,908,024	$1,203,395	$1,201,817
GNMA	332,385	342,674	43,869	44,340
FNMA	2,978,102	3,025,549	2,700,600	2,691,192
FHLB	20,000	20,058	283,035	282,800
RG Crown Mortgage Loan Trust	143,921	113,685	161,744	133,337
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
     As of December 31, 2008 and 2007, the Corporation had investments in FHLB stock with a book value of $62.6 million and $63.4 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2008, 2007 and 2006 amounted to $3.7 million, $2.9 million and $2.0 million, respectively.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2008 and 2007 was $1.6 million. During the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Interest and Dividend on Investments
     A detail of interest on investments and FHLB dividend income follows:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Interest on money market investments:
Taxable	$1,369	$4,805	$21,816
Exempt	4,986	17,226	49,098

	6,355	22,031	70,914

Mortgage-backed securities:
Taxable	2,517	2,044	3,121
Exempt	199,875	110,816	121,687

	202,392	112,860	124,808

PR Government obligations, U.S. Treasury securities and U.S. Government agencies:
Taxable	3,657	—	—
Exempt	74,667	148,986	154,079

	78,324	148,986	154,079

Equity securities:
Taxable	38	—	274
Exempt	6	3	76

	44	3	350

Other investment securities (including FHLB dividends):
Taxable	4,281	3,426	2,579
Exempt	—	—	31

	4,281	3,426	2,610

Total interest and dividends on investments	$291,396	$287,306	$352,761

     The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Interest income on investment securities and money market investments	$291,732	$287,990	$350,750
Dividends on FHLB stock	3,710	2,861	2,009
Net interest settlement on interest rate caps and swaps	237	—	(25)

Interest income excluding unrealized (loss) gain on derivatives (economic hedges)	295,679	290,851	352,734
Unrealized (loss) gain on derivatives (economic hedges) from interest rate caps and interest rate swaps on corporate bonds	(4,283)	(3,545)	27

Total interest income and dividends on investments	$291,396	$287,306	$352,761

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Loans Receivable
     The following is a detail of the loan portfolio:

	December 31,
	2008	2007
	(In thousands)
Residential real estate loans, mainly secured by first mortgages	$3,481,325	$3,143,497

Commercial loans:
Construction loans	1,526,995	1,454,644
Commercial mortgage loans	1,535,758	1,279,251
Commercial loans	3,857,728	3,231,126
Loans to local financial institutions collateralized by real estate mortgages	567,720	624,597

Commercial loans	7,488,201	6,589,618

Finance leases	363,883	378,556

Consumer loans	1,744,480	1,667,151

Loans receivable	13,077,889	11,778,822

Allowance for loan and lease losses	(281,526)	(190,168)

Loans receivable, net	12,796,363	11,588,654

Loans held for sale	10,403	20,924

Total loans	$12,806,766	$11,609,578

     As of December 31, 2008 and 2007, the Corporation had a net deferred origination fee on its loan portfolio amounting to $3.7 million and $3.9 million, respectively. Total loan portfolio is net of unearned income of $62.6 million and $71.3 million as of December 31, 2008 and 2007, respectively.
     As of December 31, 2008, loans for which the accrual of interest income has been discontinued amounted to $587.2 million (2007 — $413.1 million). If these loans were accruing interest, the additional interest income realized would have been $29.7 million (2007 — $22.7 million; 2006 — $14.1 million). Past due and still accruing loans, which are contractually delinquent 90 days or more, amounted to $471.4 million as of December 31, 2008 (2007 — $75.5 million), most of them related to matured construction loans according to contractual terms but are current with respect to interest payments. A significant portion of these matured construction loans were already renewed in 2009 and the Corporation expects to complete the renewal process for the remaining portion in the first half of 2009.
     As of December 31, 2008, the Corporation was servicing residential mortgage loans owned by others aggregating $826.9 million (2007 — $759.2 million) and construction and commercial loans owned by others aggregating $74.5 million (2007 — $15.5 million).
     As of December 31, 2008, the Corporation was servicing commercial loan participations owned by others aggregating $191.2 million (2007 — $176.3 million).
     Various loans secured by first mortgages were assigned as collateral for CDs, individual retirement accounts and advances from the Federal Home Loan Bank. The mortgages pledged as collateral amounted to $2.5 billion as of December 31, 2008 (2007 — $2.2 billion).
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, First Bank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio, including loans held for sale, aggregating $13.1 billion as of December 31, 2008, approximately 81% has a credit risk concentration in Puerto Rico, 11% in the United States and 8% in the Virgin Islands.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Corporation’s largest concentration as of December 31, 2008 in the amount of $348.8 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. Together with the Corporation’s next largest loan concentration of $218.9 million with another mortgage originator in Puerto Rico, R&G Financial, the Corporation’s total loans granted to these mortgage originators amounted to $567.7 million as of December 31, 2008. These commercial loans are secured by individual mortgage loans on residential and commercial real estate.
Note 8 — Allowance for loan and lease losses
     The changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$190,168	$158,296	$147,999
Provision for loan and lease losses	190,948	120,610	74,991
Losses charged against the allowance	(117,072)	(94,830)	(77,209)
Recoveries credited to the allowance	8,751	6,092	12,515
Other adjustments(1)	8,731	—	—

Balance at end of year	$281,526	$190,168	$158,296

(1)	Carryover of the allowance for loan losses related to a $218 million auto loan portfolio acquired in the third quarter of 2008.
     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a substantial loss. As of December 31, 2008, 2007 and 2006 impaired loans and their related allowance were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Impaired loans	$501,229	$151,818	$63,022
Impaired loans with valuation allowance	384,914	66,941	63,022
Allowance for impaired loans	83,353	7,523	9,989

During the year:

Average balance of impaired loans	302,439	116,362	54,083

Interest income recognized on impaired loans	22,168	6,588	3,239
     During 2008, the Corporation identified several commercial and construction loans amounting to $414.9 million that it determined should be classified as impaired, of which $382.0 million had a specific reserve of $82.9 million. Approximately $154.4 million of the $351.5 million commercial and construction loans that were determined to be impaired during 2008 are related to the Miami Corporate Banking operations condo-conversion loans, which has a related specific reserve of $36.0 million.
     Meanwhile, the Corporation’s impaired loans decreased by approximately $64.1 million during 2008, principally as a result of: (i) the foreclosure of two condo-conversion loans related to a troubled relationship in the Corporation’s Miami Corporate Banking Operations, with an aggregate principal balance of approximately $22.4 million and a related impairment reserve of $4.2 million, and (ii) the sale for $22.5 million, in the first half of 2008, of a condo-conversion loan that carried a principal balance of approximately $24.1 million and a related impairment reserve of $2.4 million related to the same troubled relationship in Miami. One of the foreclosed condo-conversion projects, with a carrying value of $3.8 million, was sold in the latter part of 2008 and a loss of $0.4 million was recorded. The Corporation expects to complete the sale of the last remaining foreclosed condo-conversion project in

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the U.S. mainland in the first half of 2009 and a write-down of $5.3 million to the value of this property was recorded for the fourth quarter of 2008. Other decreases in impaired loans may include loans paid in full, loans no longer considered impaired and loans charged-off.
     Note 9 — Related Party Transactions
     The Corporation granted loans to its directors, executive officers and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2006	$118,853

New loans	82,611
Payments	(20,934)
Other changes	2,043

Balance at December 31, 2007	182,573

New loans	44,963
Payments	(48,380)
Other changes	—

Balance at December 31, 2008	$179,156

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
Note 10 — Premises and Equipment
     Premises and equipment is comprised of:

	Useful Life	Year Ended December 31,
	In Years	2008	2007
		(Dollars in thousands)
Buildings and improvements	10-40	$84,282	$80,044
Leasehold improvements	1-15	52,945	41,328
Furniture and equipment	3-10	119,419	107,373

		256,646	228,745

Accumulated depreciation		(133,109)	(116,213)

		123,537	112,532

Land		24,791	21,867
Projects in progress		30,140	28,236

Total premises and equipment, net		$178,468	$162,635

     Depreciation and amortization expense amounted to $19.2 million, $17.7 million and $16.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — Goodwill and Other Intangibles
     Goodwill as of December 31, 2008 and 2007 amounted to $28.1 million, recognized as part of “Other Assets”. No goodwill impairment was recognized during 2008, 2007 or 2006. Refer to Note 1 for additional details about the methodology used for the goodwill impairment analysis.
     As of December 31, 2008, the gross carrying amount and accumulated amortization of core deposit intangibles was $45.8 million and $21.8 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2007 — $41.2 million and $18.3 million, respectively). The increase in the gross amount from December 2007 relates to the acquisition of the Virgin Islands Community Bank (“VICB”) on January 28, 2008. For the year ended December 31, 2008, the amortization expense of core deposit intangibles amounted to $3.6 million (2007 — $3.3 million; 2006 — $3.4 million).
     The following table presents the estimated aggregate annual amortization expense of the core deposit intangibles:

Amount
(In thousands)
2009	$3,493
2010	2,757
2011	2,757
2012	2,688
2013 and thereafter	12,291
Note 12 — Deposits and Related Interest
     Deposits and related interest consist of the following:

	December 31,
	2008	2007
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$625,928	$621,884
Savings accounts – 0.80% to 3.75% (2007 - 0.60% to 5.00%)	1,288,179	1,036,662
Interest bearing checking accounts – 0.75% to 3.75% (2007 - 0.40% to 5.00%)	726,731	518,570
Certificates of deposit – 0.75% to 7.00% (2007 - 0.75% to 7.00%)	1,986,770	1,680,344
Brokered certificates of deposit(1) - 2.15% to 6.00% (2007 - 3.20% to 6.50%)	8,429,822	7,177,061

	$13,057,430	$11,034,521

(1)	Includes $1,150,959 and $4,186,563 measured at fair value as of December 31, 2008 and 2007, respectively.
     The weighted average interest rate on total deposits as of December 31, 2008 and 2007 was 3.63 % and 4.73%, respectively.
     As of December 31, 2008, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $12.8 million (2007 — $13.6 million).

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents a summary of CDs, including brokered CDs, with a remaining term of more than one year as of December 31, 2008:

Total
(In thousands)
Over one year to two years	$ 2,393,370
Over two years to three years	544,021
Over three years to four years	373,355
Over four years to five years	251,482
Over five years	1,088,572

Total	$ 4,650,800

     As of December 31, 2008, CDs in denominations of $100,000 or higher amounted to $9.6 billion (2007 — $8.1 billion) including brokered CDs of $8.4 billion (2007 — $7.2 billion) at a weighted average rate of 4.03% (2007 — 5.20%) issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000. As of December 31, 2008, unamortized broker placement fees amounted to $21.6 million (2007 — $4.4 million), which are amortized over the contractual maturity of the brokered CDs under the interest method. The volume of brokered CDs measured at fair value under SFAS 159 has decreased by approximately $3.0 billion to $1.1 billion as of December 31, 2008 from $4.1 billion as of December 31, 2007 as the Corporation exercised its call option on swapped-to-floating brokered CDs after the cancellation of interest rate swaps by counterparties due to lower prevailing short-term interest rates. Most of these brokered CDs were replaced by new brokered CDs not hedged with interest rate swaps and not measured at fair value under SFAS 159, causing the increase in the unamortized balance of broker placement fees.
     As of December 31, 2008, deposit accounts issued to government agencies with a carrying value of $564.3 million (2007 — $347.8 million) were collateralized by securities with an amortized cost of $600.5 million (2007 — $356.4 million) and estimated market value of $604.6 million (2007 — $356.8 million), and by municipal obligations with a carrying value and estimated market value of $32.4 million (2007 — $30.5 million).
     A table showing interest expense on deposits follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest-bearing checking accounts	$12,914	$11,365	$5,919
Savings	18,916	15,037	12,970
Certificates of deposit	73,744	82,767	80,284
Brokered certificates of deposit	309,264	419,571	505,860

Total	$414,838	$528,740	$605,033

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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following are the components of interest expense on deposits:

	2008	2007	2006
		(In thousands)
Interest expense on deposits	$407,830	$515,394	$530,181
Amortization of broker placement fees(1)	15,665	9,056	19,896

Interest expense on deposits excluding net unrealized (gain) loss on derivatives and SFAS 159 brokered CDs	423,495	524,450	550,077
Net unrealized (gain) loss on derivatives and SFAS 159 brokered CDs	(8,657)	4,290	58,532
Accretion of basis adjustment on fair value hedges	—	—	(3,576)

Total interest expense on deposits	$414,838	$528,740	$605,033

(1)	For 2008 and 2007, relates to brokered CDs not elected for the fair value option under SFAS 159.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that hedge (economically or under fair value hedge accounting) brokered CDs that for the year ended December 31, 2008 amounted to net interest realized of $35.6 million (2007 — net interest incurred of $12.3 million; 2006 — net interest incurred of $8.9 million).
Note 13 — Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
     Federal funds purchased and securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December, 31
	2008	2007
	(Dollars in thousands)
Federal funds purchased, interest ranging from 4.50% to 5.12%	$—	$161,256
Repurchase agreements, interest ranging from 2.29% to 5.39% (2007 - 3.26% to 5.67%) (1)	3,421,042	2,933,390

Total	$3,421,042	$3,094,646

(1)	As of December 31, 2008, includes $1.4 billion with an average rate of 4.36%, which lenders have the right to call before their contractual maturities at various dates beginning on January 30, 2009
     The weighted-average interest rates on federal funds purchased and repurchase agreements as of December 31, 2008 and 2007 were 3.85% and 4.47%, respectively.
     Federal funds purchased and repurchase agreements mature as follows:

December 31, 2008
(In thousands)
One to thirty days	$333,542
Over thirty to ninety days	—
Over ninety days to one year	200,000
One to three years	1,287,500
Three to five years	900,000
Over five years	700,000

Total	$3,421,042

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following securities were sold under agreements to repurchase:

	December 31, 2008
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest
Underlying Securities	Securities	Borrowing	Securities	Rate of Security
		(Dollars in thousands)
U.S. Treasury securities and obligations of other U.S. Government Sponsored Agencies	$511,621	$459,289	$514,796	5.77%
Mortgage-backed securities	3,299,221	2,961,753	3,376,421	5.34%

Total	$3,810,842	$3,421,042	$3,891,217

Accrued interest receivable	$20,856

	December 31, 2008
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest
Underlying Securities	Securities	Borrowing	Securities	Rate of Security
		(Dollars in thousands)
U.S. Treasury securities and obligations of other U.S. Government Sponsored Agencies	$1,984,596	$1,759,948	$1,984,356	5.83%
Mortgage-backed securities	1,323,226	1,173,442	1,317,523	5.06%

Total	$3,307,822	$2,933,390	$3,301,879

Accrued interest receivable	$28,253

     The maximum aggregate balance outstanding at any month-end during 2008 was $4.1 billion (2007 — $3.7 billion). The average balance during 2008 was $3.6 billion (2007 — $3.1 billion). The weighted average interest rate during 2008 and 2007 was 3.71% and 4.74%, respectively.
     As of December 31, 2008 and 2007, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.
     Repurchase agreements as of December 31, 2008, grouped by counterparty, were as follows:

(Dollars in thousands)
		Weighted-Average
Counterparty	Amount	Maturity (In Months)
Morgan Stanley	$478,600	27
Credit Suisse First Boston	1,167,442	31
JP Morgan Chase	575,000	33
Barclays Capital	500,000	36
UBS Financial Services, Inc.	100,000	43
Citigroup Global Markets	600,000	50

	$3,421,042

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 — Advances from the Federal Home Loan Bank (FHLB)
     Following is a detail of the advances from the FHLB:

	December, 31	December, 31
	2008	2007
	(Dollars in thousands)
Advances from FHLB with maturities ranging from November 17, 2008 to December 15, 2008, tied to 3-month LIBOR, with an average interest rate of 4.99%	$—	$400,000
Fixed-rate advances from FHLB with maturities ranging from January 5, 2009 to October 6, 2013 (2007 - January 2, 2008 to May 21, 2013), with an average interest rate of 3.09% (2007 - 4.58%)	1,060,440	703,000

Total	$1,060,440	$1,103,000

     Advances from FHLB mature as follows:

December, 31
2008
(In thousands)
One to thirty days	$270,000
Over thirty to ninety days	50,000
Over ninety days to one year	62,000
One to three years	411,000
Three to five years	267,440

Total	$1,060,440

     Advances are received from the FHLB under an Advances, Collateral Pledge and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2008, the estimated value of specific mortgage loans pledged as collateral amounted to $1.7 billion (2007 — $1.5 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2008 amounted to $2.4 billion (2007 — $2.2 billion). In addition, securities with an approximate estimated value of $5.6 million (2007 — $0.8 million) and a carrying value of $5.7 million (2007 - $0.8 million) were pledged to the FHLB. As of December 31, 2008, the Corporation had additional capacity of approximately $729 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for purposes of collateral levels.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Notes Payable
     Notes payable consist of:

	December 31,
	2008	2007
	(Dollars in thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of December 31, 2008 and December 31, 2007) maturing on October 18, 2019, measured at fair value under SFAS 159	$10,141	$14,306

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,245	7,845

Series B maturing on May 27, 2011	6,888	8,392

	$23,274	$30,543

Note 16 — Other Borrowings
     Other borrowings consist of:

	December 31,
	2008	2007
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (4.62% as of December 31, 2008 and 7.74% as of December 31, 2007)	$103,048	$102,951

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (4.00% as of December 30, 2008 and 7.43% as of December 31, 2007)	128,866	128,866

	$231,914	$231,817

Note 17 — Unused Lines of Credit
     The Corporation maintains unsecured uncommitted lines of credit with other banks. As of December 31, 2008, the Corporation’s total unused lines of credit with these banks amounted to $220 million (2007 - $129 million). As of December 31, 2008, the Corporation has an available line of credit with the FHLB-New York guaranteed with excess collateral already pledged, in the amount of $626.9 million (2007 - $424.2 million) and an available line of credit with the FHLB-Atlanta of approximately $102.1 million. In addition, the Corporation had additional capacity of approximately $479 million through the Federal Reserve (FED) Discount Window Program based on collateral pledged at the FED, including the haircut.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18 — Earnings per Common Share
     The calculations of earnings per common share for the years ended December 31, 2008, 2007 and 2006 follow:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net Income:
Net income	$109,937	$68,136	$84,634
Less: Preferred stock dividends	(40,276)	(40,276)	(40,276)

Net income attributable to common stockholders	$69,661	$27,860	$44,358

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,508	86,549	82,835
Average potential common shares	136	317	303

Diluted weighted-average number of common shares outstanding	92,644	86,866	83,138

Earnings per common share:
Basic	$0.75	$0.32	$0.54

Diluted	$0.75	$0.32	$0.53

     Basic weighted-average common shares outstanding exclude unvested shares of restricted stock. Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the year ended December 31, 2008, there were 2,020,600 (2007 - 2,046,562; 2006 - 2,346,494) weighted-average outstanding stock options, which were excluded from the computation of dilutive earnings per share because they were antidilutive.
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
     As of December 31, 2008 the Corporation was in compliance with the minimum regulatory capital requirements.
     As of December 31, 2008 and 2007, the Corporation and each of its subsidiary banks were categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2008 that management believes have changed any subsidiary bank’s capital category.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory Requirements
			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
At December 31, 2008
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,762,474	12.80%	$1,100,990	8%	N/A	N/A
FirstBank	$1,602,538	12.23%	$1,048,065	8%	$1,310,082	10%
FirstBank Florida	$90,269	13.53%	$53,387	8%	$66,734	10%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,589,854	11.55%	$550,495	4%	N/A	N/A
FirstBank	$1,438,265	10.98%	$524,033	4%	$786,049	6%
FirstBank Florida	$82,946	12.43%	$26,694	4%	$40,040	6%

Leverage ratio(1)
First BanCorp	$1,589,854	8.30%	$765,935	4%	N/A	N/A
FirstBank	$1,438,265	7.90%	$728,409	4%	$910,511	5%
FirstBank Florida	$82,946	8.78%	$37,791	4%	$47,238	5%

At December 31, 2007
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,735,644	13.86%	$1,001,582	8%	N/A	N/A
FirstBank	$1,570,982	13.23%	$949,858	8%	$1,187,323	10%
FirstBank Florida	$69,446	10.92%	$50,878	8%	$63,598	10%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,578,998	12.61%	$500,791	4%	N/A	N/A
FirstBank	$1,422,375	11.98%	$474,929	4%	$712,394	6%
FirstBank Florida	$66,240	10.42%	$25,439	4%	$38,159	6%

Leverage ratio(1)
First BanCorp	$1,578,998	9.29%	$679,516	4%	N/A	N/A
FirstBank	$1,422,375	8.85%	$643,065	4%	$803,831	5%
FirstBank Florida	$66,240	7.79%	$33,999	4%	$42,499	5%

(1)	Tier I Capital to average assets for First BanCorp and FirstBank and Tier I Capital to adjusted total assets for FirstBank Florida.
Note 20 — Stock Option Plan
     Between 1997 and January 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) covering certain employees. This plan allowed for the granting of up to 8,696,112 options on shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options were fully vested upon issuance. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
     Under the 1997 stock option plan, the Compensation and Benefits Committee (the “Compensation Committee”) had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to stock appreciation rights, the optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered is cancelled by the Corporation and the shares subject to the option are not eligible for further grants under the option plan. During the second quarter of 2008, the Compensation Committee approved the grant of stock

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
appreciation rights to an executive officer. The employee surrendered the right to exercise 120,000 stock options in the form of stock appreciation rights for a payment of $0.2 million. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards grants under this plan continue to be in full force and effect, subject to their original terms. All shares that remained available for grants under the 1997 stock option plan were cancelled.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. During the fourth quarter of 2008, pursuant to its independent director compensation plan, the Corporation granted 36,243 shares of restricted stock with a fair value of $8.69 under the Omnibus Plan to the Corporation’s independent directors. The restrictions on such restricted stock award lapse ratably on an annual basis over a three-year period commencing on December 1, 2009. For the year ended December 31, 2008, the Corporation recognized $8,750 of stock-based compensation expense related to the aforementioned restricted stock award. The total unrecognized compensation cost related to these non-vested restricted stocks was $306,250 as of December 31, 2008 and is expected to be recognized over the next 2.9 years.
     The Corporation accounted for stock options using the “modified prospective” method upon adoption of SFAS 123R, “Share-Based Payment.” There were no stock options granted during 2008. The compensation expense associated with stock options for the 2007 and 2006 year was approximately $2.8 million and $5.4 million, respectively. All employee stock options granted during 2007 and 2006 were fully vested at the time of grant.
     SFAS 123R requires the Corporation to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. There were no forfeiture adjustments in 2008 for the unvested shares of restricted stock. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.
     The activity of stock options during the year ended December 31, 2008 is set forth below:

	For the Year Ended December 31, 2008
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (In
	Options	Exercise Price	Term (Years)	thousands)
Beginning of year	4,136,910	$12.60
Options exercised	(6,000)	8.85
Options cancelled	(220,000)	8.87

End of period outstanding and exercisable	3,910,910	$12.82	6.2	$4,146

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of options granted in 2007 and 2006, which was estimated using the Black-Scholes option pricing method, and the assumptions used are as follows:

	2007	2006
Weighted-average stock price at grant date and exercise price	$9.20	$12.21
Stock option estimated fair value	$2.40 - $2.45	$2.89 - $4.60
Weighted-average estimated fair value	$2.43	$4.36
Expected stock option term (years)	4.31 - 4.59	4.22 - 4.31
Expected volatility	32%	39% - 46%
Weighted-average expected volatility	32%	45%
Expected dividend yield	3.0%	2.2% - 3.2%
Weighted-average expected dividend yield	3.0%	2.3%
Risk-free interest rate	5.1%	4.7% - 5.6%
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
     The options exercised during 2008 did not have any intrinsic value and the cash proceeds from these options were approximately $53,000. No stock options were exercised during 2007. Cash proceeds from options exercised during 2006 amounted to $19.8 million. The total intrinsic value of options exercised during 2006 was approximately $10.0 million.
Note 21 — Stockholders’ Equity
Common stock
     The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. As of December 31, 2008, there were 102,444,549 (2007 — 102,402,306) shares issued and 92,546,749 (2007 — 92,504,506) shares outstanding.
     On August 24, 2007, First BanCorp entered into a Stockholder Agreement relating to its sale in a private placement of 9,250,450 shares or 10% of the Corporation’s common stock (“Common Stock”) to The Bank of Nova Scotia (“Scotiabank”), a large financial institution with operations around the world, at a price of $10.25 per share pursuant to the terms of an Investment Agreement, dated February 15, 2007 (the “Investment Agreement”). The net proceeds to First BanCorp after discounts and expenses were $91.9 million. The securities sold to Scotiabank were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Investment Agreement, Scotiabank had the right to require the Corporation to register the Common Stock for resale by Scotiabank, or successor owners of the Common Stock, and in accordance with such right, on February 13, 2009, the Corporation registered the resale of such shares. Scotiabank is entitled to an observer at meetings of the Board of Directors of First BanCorp, including any committee meetings of the Board of Directors of First BanCorp subject to certain limitations. The observer has no voting rights.
     The Corporation issued 6,000 shares of common stock during 2008 (2006 — 2,379,000) as part of the exercise of stock options granted under the Corporation’s stock-based compensation plan. No shares of common stock were issued during 2007 under the Corporation’s stock-based compensation plan.
     On December 1, 2008, the Corporation granted 36,243 shares of restricted stock under the Omnibus Plan to the Corporation’s independent directors. The restrictions on such restricted stock award lapse ratably on an annual basis over a three-year period. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a restricted stock holder, the Corporation’s Board of Directors may, with the

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued
recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but not be paid until restrictions lapse. The holder of restricted stocks has the right to vote the shares.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2008 and 2007 by the Corporation. As of December 31, 2008 and 2007, of the total amount of common stock repurchased, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
Preferred stock
     The Corporation has 50,000,000 authorized shares of non-cumulative and non-convertible preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. During 2008 and 2007 the Corporation did not issue preferred stock. As of December 31, 2008, the Corporation has five outstanding series of non convertible preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E, which trade on the NYSE. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on preferred stock for each of 2008, 2007 and 2006 amounted to $40.3 million.
     On January 16, 2009, the Corporation entered into a Letter Agreement with the United States Department of the Treasury (“Treasury”) pursuant to which Treasury invested $400,000,000 in preferred stock of the Corporation under the Treasury’s Troubled Asset Relief Program Capital Purchase Program. For further details on the transaction, refer to Note 34 — Subsequent Events.
Legal surplus
     The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders.
     Dividends
     On June 30, 2008, the Corporation announced that the Federal Reserve Bank of New York, under the delegated authority of the Board of Governors of the Federal Reserve System, terminated the Order to Cease and Desist dated March 16, 2006, relating to the mortgage-related transactions with other financial institutions, after completing its examination of the Corporation.
     During the effectiveness of the Consent Orders, the Corporation had to request and obtain written approval from the Federal Reserve Board for the payment of dividends by the Corporation to the holders of its preferred stock, common stock and trust preferred stock. The Corporation has taken the required actions, including a substantial reduction of the credit risk concentration in connection with certain loans outstanding to two large mortgage originators in Puerto Rico to levels acceptable to regulatory agencies and within parameters set forth in the policies adopted by the Corporation.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 — Employees’ Benefit Plan
     FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for U.S.Virgin Islands and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pre-tax basis. Participants are permitted to contribute up to $8,000 for 2008, $9,000 for 2009 and 2010, $10,000 for 2011 and 2012 and $12,000 beginning on January 1, 2013 ($15,500 for 2008 and $16,500 for 2009 for U.S.V.I. and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $1.5 million for the year ended December 31, 2008 and $1.4 million for each of the years ended December 31, 2007 and 2006.
     FirstBank Florida provides a contributory retirement plan pursuant to Section 401(k) of the U.S. Internal Revenue Code for its U.S. employees (the “Plan”). All employees are eligible to participate in the Plan after six months of service. Under the provisions of the Plan, FirstBank Florida contributes 50% of the participant’s contribution up to a maximum of 3% of the participant’s compensation. Participants are permitted to contribute up to 18% of their annual compensation, limited to $16,500 per year (participants over 50 years of age are permitted an additional $5,000 contribution). FirstBank Florida had total plan expenses of approximately $157,000 for 2008, approximately $114,000 for 2007 and approximately $87,000 for 2006.
Note 23 — Other Non-interest Income
     A detail of other non-interest income follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Other commissions and fees	$420	$273	$1,470
Insurance income	10,157	10,877	11,284
Other	18,150	13,322	12,857

Total	$28,727	$24,472	$25,611

Note 24 — Other Non-interest Expenses
     A detail of other non-interest expenses follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Servicing and processing fees	$9,918	$6,574	$7,297
Communications	8,856	8,562	9,165
Depreciation and expenses on revenue — earning equipment	2,227	2,144	2,455
Supplies and printing	3,530	3,402	3,494
Other	17,443	18,744	14,309

Total	$41,974	$39,426	$36,720

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 25 — Income Taxes
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, with certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S.Virgin Islands taxes on its income from sources within this jurisdiction. Any such tax paid is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). The PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.
     Under the PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%, except that in years 2005 and 2006, an additional transitory tax rate of 2.5% was signed into law by the Governor of Puerto Rico. In August 2005, the Government of Puerto Rico approved a transitory tax rate of 2.5% that increased the maximum statutory tax rate from 39.0% to 41.5% for a two-year period. This law was effective for taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. Accordingly, the Corporation recorded an additional current income tax provision of $2.8 million during the year ended December 31, 2006. Deferred tax amounts were adjusted for the effect of the change in the income tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     In addition, on May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act as amended, such as FirstBank, which raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. This law was effective for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. Accordingly, the Corporation recorded an additional current income tax provision of $1.7 million during the year ended December 31, 2006. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The components of income tax expense for the years ended December 31 are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current income tax expense	$(7,121)	$(7,925)	$(59,157)
Deferred income tax benefit (expense)	38,853	(13,658)	31,715

Total income tax benefit (expense)	$31,732	$(21,583)	$(27,442)

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year Ended December 31,
	2008		2007		2006
		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed income tax at statutory rate	$(30,500)	(39.0)%	$(34,990)	(39.0)%	$(46,512)	(41.5)%
Federal and state taxes	—	—	(227)	(0.3)%	(1,657)	(1.5)%
Non-tax deductible expenses	—	0.0%	(1,111)	(1.2)%	(2,232)	(2.0)%
Benefit of net exempt income	49,799	63.7%	23,974	26.7%	34,601	30.9%
Deferred tax valuation allowance	(2,446)	(3.1)%	1,250	1.4%	(3,209)	(2.9)%
2% temporary tax applicable to banks	—	0.0%	—	0.0%	(1,704)	(1.5)%
Net operating loss carry forward	(402)	(0.5)%	(7,003)	(7.8)%	—	0.0%
Reversal of Unrecognized Tax Benefits (FIN 48)	10,559	13.5%	—	0.0%	—	0.0%
Settlement payment — closing agreement	5,395	6.9%	—	0.0%	—	0.0%
Other-net	(673)	(0.8)%	(3,476)	(3.9)%	(6,729)	(6.0)%

Total income tax benefit (provision)	$31,732	40.7%	$(21,583)	(24.1)%	$(27,442)	(24.5)%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses	$106,879	$74,118
Unrealized losses on derivative activities	1,912	4,358
Deferred compensation	682	1,301
Legal reserve	211	123
Reserve for insurance premium cancellations	679	711
Net operating loss and donation carryforward available	1,286	7,198
Impairment on investments	5,910	4,205
Tax credits available for carryforward	5,409	7,117
Unrealized net loss on available-for-sale securities	22	333
Realized loss on investments	136	—
Settlement payment — closing agreement	9,652	—
Interest expense accrual — FIN 48	2,658	—
Other reserves and allowances	7,010	3,490

Deferred tax asset	142,446	102,954

Deferred tax liability:
Unrealized gain on available-for-sale securities	716	—
Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations	4,715	4,885
Unrealized gain on other investments	578	582
Other	1,123	2,446

Deferred tax liability	7,132	7,913

Valuation allowance	(7,275)	(4,911)

Deferred income taxes, net	$128,039	$90,130

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income, and tax planning strategies in making this assessment. A valuation allowance of $7.3 million and $4.9 million is reflected in 2008 and 2007, respectively, related to deferred tax assets arising from temporary differences for which the Corporation could not determine the likelihood of its realization. Based on the information available, including projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize all other items comprising the net deferred tax asset as of December 31, 2008 and 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
     The tax effect of the unrealized holding gain or loss on securities available-for-sale, excluding the Corporation’s international banking entities which is exempt, was computed based on a 15% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.
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
     As of December 31, 2008, the balance of the Corporation’s UTBs amounted to $15.6 million (excluding accrued interest), all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2008 and 2007, the Corporation’s accrual for interest that relate to tax uncertainties amounted to $6.8 million and $8.6 million, respectively. As of December 31, 2008 and 2007 there is no need to accrue for the payment of penalties. For the years ended December 31, 2008 and 2007, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $1.7 million and $2.3 million, respectively. The beginning UTB balance of $22.1 million reconciles to the December 31, 2008 balance in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits
(In thousands)
Balance at beginning of year	$22,147
Increases related to positions taken during prior years	511
Expiration of statute of limitations	(7,058)

Balance at end of year	$15,600

     The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. As reflected in the table above, during 2008, the Corporation reversed UTBs by approximately $7.1 million and accrued interest of $3.5 million as a result of a lapse of the applicable statute of limitations for the 2003 taxable year. For the remaining outstanding UTBs, the Corporation cannot make any reasonable reliable estimate of the timing of future cash flows or changes, if any, associated with such obligations.
     The Corporation’s liability for income taxes includes the liability for UTBs and interest which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has expired. The statute of limitations under the PR Code is 4 years; and under the applicable law for Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. All tax years subsequent to 2003 remain open to examination under the PR Code and taxable years subsequent to 2004 remain open to examination for Virgin Islands and U.S. income tax purposes.
Note 26 — Lease Commitments
     As of December 31, 2008, certain premises are leased with terms expiring through the year 2022. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes and other incidental costs. As of December 31, 2008, the obligation under various leases follows:

Amount
(In thousands)
2009	$7,669
2010	6,192
2011	4,754
2012	4,141
2013	3,332
2014 and later years	25,327

Total	$51,415

     Rental expense included in occupancy and equipment expense was $11.6 million in 2008 (2007 — $11.2 million; 2006 — $10.2 million).
Note 27 — Fair Value
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

			Opening Statement of
	Ending Statement of		Financial Condition
	Financial Condition	Net Increase in	as of January 1, 2007
	as of December 31, 2006	Retained Earnings	(After Adoption of
Transition Impact	(Prior to Adoption) (1)	Upon Adoption	Fair Value Option)
		(In thousands)
Callable brokered CDs	$(4,513,020)	$149,621	$(4,363,399)
Medium-term notes	(15,637)	840	(14,797)

Cumulative-effect adjustment (pre-tax)		150,461
Tax impact		(58,683)

Cumulative-effect adjustment (net of tax), increase to retained earnings		$91,778

(1)	Net of debt issue costs, placement fees and basis adjustment as of December 31, 2006.
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected the fair value option for certain financial liabilities that were hedged with interest rate swaps that were previously designated for fair value hedge accounting in accordance with SFAS 133. As of December 31, 2008 and 2007, these liabilities included callable brokered CDs with an aggregate fair value of $1.15 billion and $4.19 billion, respectively and a principal balance of $1.13 billion and $4.20 billion, respectively, recorded in interest-bearing deposits, and certain medium-term notes with a fair value of $10.1 million and $14.31 million, respectively, and a principal balance of $15.44 million, respectively, recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs and medium-term notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for the vast majority of other brokered CDs and notes payable because these are not hedged by derivatives.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Level 1	Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.

Level 2	Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., callable brokered CDs and medium-term notes elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
Estimated Fair Value
     The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2008 and 2007.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	12/31/2008(1)	12/31/2008(2)	12/31/2007(1)	12/31/2007(2)
	(In thousands)
Assets:
Cash and due from banks and money market investments	$405,733	$405,733	$378,945	$378,980
Investment securities available for sale	3,862,342	3,862,342	1,286,286	1,286,286
Investment securities held to maturity	1,706,664	1,720,412	3,277,083	3,261,934
Other equity securities	64,145	64,145	64,908	64,908
Loans receivable, including loans held for sale	13,088,292		11,799,746
Less: allowance for loan and lease losses	(281,526)		(190,168)

Loans, net of allowance	12,806,766	12,416,603	11,609,578	11,513,064

Derivatives, included in assets	8,010	8,010	14,701	14,701

Liabilities:
Deposits	13,057,430	13,221,026	11,034,521	11,030,229
Federal funds purchased and securities sold under agreements to repurchase	3,421,042	3,655,652	3,094,646	3,137,094
Advances from FHLB	1,060,440	1,079,298	1,103,000	1,107,347
Notes payable	23,274	18,755	30,543	30,043
Other borrowings	231,914	81,170	231,817	217,908
Derivatives, included in liabilities	8,505	8,505	67,151	67,151

(1)	This column discloses carrying amount, information required annually by SFAS 107.

(2)	This column discloses fair value estimates required annually by SFAS 107.
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	Asset/Liabilities Measured at Fair Value on a Recurring Basis
	As of December 31, 2008				As of December 31, 2007
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investment securities available for sale(1)	$2,217	$3,746,142	$113,983	$3,862,342	$22,596	$1,130,012	$133,678	$1,286,286
Derivatives, included in assets(1)	—	7,250	760	8,010	—	9,598	5,103	14,701
Liabilities:
Callable brokered CDs(2)	—	1,150,959	—	1,150,959	—	4,186,563	—	4,186,563
Notes payable(2)	—	10,141	—	10,141	—	14,306	—	14,306
Derivatives, included in liabilities(1)	—	8,505	—	8,505	—	67,151	—	67,151

(1)	Carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts represent item for which the Corporation has elected the fair value option under SFAS 159.

	Changes in Fair Value for the Year Ended
	December 31, 2008, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option
			Total
			Changes in Fair Value
	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains
	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)
Callable brokered CDs	$(174,208)	$—	$(174,208)
Medium-term notes	—	3,316	3,316

	$(174,208)	$3,316	$(170,892)

(1)	Changes in fair value for the year ended December 31, 2008 include interest expense on callable brokered CDs of $120.0 million and interest expense on medium-term notes of $0.8 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 is recorded in interest expense in the Consolidated Statements of Income based on such instruments contractual coupons.

	Changes in Fair Value for the Year Ended
	December 31, 2007, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option
			Total
			Changes in Fair Value
	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains
	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)
Callable brokered CDs	$(298,641)	$—	$(298,641)
Medium-term notes	—	(294)	(294)

	$(298,641)	$(294)	$(298,935)

(1)	Changes in fair value for the year ended December 31, 2007 include interest expense on callable brokered CDs of $227.5 million and interest expense on medium-term notes of $0.8 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 is recorded in interest expense in the Consolidated Statements of Income based on such instruments contractual coupons.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2008 and 2007.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Year Ended December 31, 2008)		(Year Ended December 31, 2007)
Level 3 Instruments Only		Securities		Securities
(In thousands)	Derivatives(1)	Available For Sale(2)	Derivatives(1)	Available For Sale(2)
Beginning balance	$5,102	$133,678	$9,087	$370
Total gains or (losses) (realized/unrealized):
Included in earnings	(4,342)	—	(3,985)	—
Included in other comprehensive income	—	(1,830)	—	(28,407)
New instruments acquired	—	—	—	182,376
Principal repayments and amortization	—	(17,865)	—	(20,661)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$760	$113,983	$5,102	$133,678

(1)	Amounts related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain private label mortgage-backed securities which were carried at fair value prior to the adoption of SFAS 159.
     The table below summarizes changes in unrealized losses recorded in earnings for the years ended December 31, 2008 and 2007 for Level 3 assets and liabilities that are still held at the end of each year.

Level 3 Instruments Only	Changes in Unrealized Losses	Changes in Unrealized Losses
(In thousands)	(Year Ended December 31, 2008)	(Year Ended December 31, 2007)
Changes in unrealized losses relating to assets still held at reporting date(1) (2):

Interest income on loans	$(59)	$(440)
Interest income on investment securities	(4,283)	(3,545)

	$(4,342)	$(3,985)

(1)	Amount represents valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Unrealized loss of $1.8 million and $28.4 million on Level 3 available for sale securities was recognized as part of other comprehensive income for the years ended December 31, 2008 and 2007, respectively.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
     As of December 31, 2008, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Valuation
				allowance as of	Losses recorded for
				December 31,	the Year Ended
	Carrying value as of December 31, 2008			2008	December 31, 2008
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$209,900	$50,512	$51,037
Other Real Estate Owned (2)	—	—	37,246	11,961	7,698

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable and have become significant to the fair value determination.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.
     As of December 31, 2007 no impairment or valuation adjustment was recognized for assets recognized at fair value on a non-recurring basis, except for certain loans as shown in the following table:

				Valuation
				allowance as of	Losses recorded for
				December 31,	the Year Ended
	Carrying value as of December 31, 2007			2007	December 31, 2007
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$59,418	$—	$7,523	$5,187

(1)	Mainly impaired commercial and construction loans. The impairment was measured based on the fair value of the collateral which was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations.
     The following is a description of the valuation methodologies used for instruments for which an estimated fair value is presented as well as for instruments that the Corporation has elected the fair value option. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.
Cash and due from banks and money market investments
     The carrying amount of cash and due from banks and money market investments are reasonable estimates of their fair value. Money market investments include held-to-maturity U.S. Government obligations, which have a contractual maturity of three months or less. The fair value of these securities is based on quoted market prices in active markets that incorporate the risk of nonperformance.
     Investment securities available for sale and held to maturity
     The fair value of investment securities is the market value based on quoted market prices, when available, or market prices for identical or comparable assets that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids offers and reference data including market research operations. Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation. Refer to Note 1 for additional information about the fair value of instruments with limited market activity.
Other equity securities
     Equity or other securities that do not have a readily available fair value are stated at the net realizable value which management believes is a reasonable proxy for their fair value. This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (FHLB) regulatory requirements. Their realizable value equals their cost.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loans receivable, including loans held for sale
     The fair value of all loans was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s Management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, credit cards and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. The fair value of fixed-rate and adjustable-rate loans was calculated by discounting expected cash flows through the estimated maturity date. Loans with no stated maturity, like credit lines, were valued at book value. Prepayment payment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on prepayment experiences of generic U.S. mortgage-backed securities pools with similar characteristics (e.g. coupon and original term) and adjusted based on the Corporation’s historical data. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity risk. Low market liquidity resulted in wider market spreads, which adversely affected the fair value of the Corporation’s loans at December 31, 2008.
     For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral (if collateral dependent), which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations, in accordance with the provisions of SFAS 114.
Deposits
     The estimated fair value of demand deposits and savings accounts, which are deposits with no defined maturities, equals the amount payable on demand at the reporting date. For deposits with stated maturities, but that reprice at least quarterly, the fair value is also estimated to be the recorded amounts at the reporting date.
     The fair values of retail fixed-rate time deposits, with stated maturities, are based on the present value of the future cash flows expected to be paid on the deposits. The cash flows were based on contractual maturities; no early repayments are assumed. Discount rates were based on the LIBOR yield curve.
     The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.
     The fair value of callable brokered CDs, which are included within deposits is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for those CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits. The fair value does not incorporate the risk of nonperformance, since the callable brokered CDs are generally participated out by brokers in shares of less than $100,000 and insured by the FDIC. Refer to Note 1 for additional information.
Federal funds purchased and securities sold under agreements to repurchase
     Federal funds purchased and some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using exit price indications of the cost of unwinding the transactions as of December 31, 2008. Securities sold under agreements to repurchase are fully collateralized by investment securities.
Advances from FHLB
     The fair value of advances from FHLB with fixed maturities is determined using discounted cash flow analyses over the full term of the borrowings, or using indications of the fair value of similar transactions. The cash flows assumed no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve. For advances from FHLB that reprice quarterly, their outstanding balances are estimated to be their fair value. Advances from FHLB are fully collateralized by mortgage loans and to a lesser extent investment securities.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component, when appropriate. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using USD dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives are mainly composed of interest rate swaps used to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the Corporation fully collateralized with investment securities any mark to market loss with the counterparty and if there are market gains the counterparty must deliver collateral to the Corporation.
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $2.4 million as of December 31, 2008, of which $1.5 million was recorded in 2008 and $0.9 million in 2007.
     Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps”, are valued using models that consider unobservable market parameters. Refer to Note 1 for additional information about the fair value of derivatives with limited market activity.
Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between Swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option amounted to $4.1 million and $1.6 million for 2008 and 2007, respectively. The cumulative mark-to-market unrealized gain on the medium-term notes since the adoption of SFAS 159 attributable to credit risk amounted to $5.7 million as of December 31, 2008.
Other borrowings
     Other borrowings consist of junior subordinated debentures. The market value was based on market prices observed in the market.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 28 — Supplemental Cash Flow Information
     Supplemental cash flow information follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash paid for:

Interest on borrowings	$687,668	$721,545	$720,439
Income tax	3,435	10,142	91,779

Non-cash investing and financing activities:

Additions to other real estate owned	61,571	17,108	2,989
Additions to auto repossessions	87,116	104,728	113,609
Capitalization of servicing assets	1,559	1,285	1,121
Recharacterization of secured commercial loans as securities collateralized by loans	—	183,830	—
     On January 28, 2008, the Corporation completed the acquisition of VICB with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
Note 29 — Commitments and Contingencies
     The following table presents a detail of commitments to extend credit, standby letters of credit and commitments to sell loans:

	December 31,
	2008	2007
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate loans	$518,281	$455,136
Unused credit card lines	22	19
Unused personal lines of credit	50,389	61,731
Commercial lines of credit	863,963	1,109,661
Commercial letters of credit	33,632	41,478

Standby letters of credit	102,178	112,690

Commitments to sell loans	50,500	11,801
     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Management uses the same credit policies and approval process in entering into commitments and conditional obligations as it does for on-balance sheet instruments.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. The funding needs patterns of the customers have not significantly changed as a result of the latest market disruptions in 2008. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers. The amount of any collateral obtained if deemed necessary by the Corporation upon an extension of credit is based on management’s credit evaluation of the borrower. Rates charged on loans that are finally disbursed are the rates being offered at the time the loans are closed; therefore, no fee is charged on these commitments.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which as of December 31, 2008 and 2007, was not significant.
     In December 2008, the Corporation obtained from GNMA, Commitment Authority to issue GNMA mortgage-backed securities for approximately $50.5 million. Under this program the Corporation will begin securitizing and selling FHA/VA mortgage loan production at fair value into the secondary markets.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under these interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with another counterparty under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2008, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure has been reserved as of December 31, 2008. The Corporation had pledged collateral with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The market value of pledged securities with Lehman as of December 31, 2008 amounted to approximately $62 million. The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise.
Note 30 — Derivative Instruments and Hedging Activities
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
     The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of December 31, 2008 and 2007, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
     The following summarizes most of the derivative activities used by the Corporation in managing interest rate risk:
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. Since a substantial portion of the Corporation’s loans, mainly commercial loans, yield variable rates, interest rate swaps are utilized to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in these variable rate loans. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          The following table summarizes the notional amounts of all derivative instruments as of December 31, 2008 and December 31, 2007:

	Notional Amounts
	As of	As of
	December 31,	December 31,
	2008	2007

	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered CDs, notes payable and loans	$1,184,820	$4,244,473
Written interest rate cap agreements	128,043	128,075
Purchased interest rate cap agreements	276,400	294,982

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$1,696,293	$4,774,560

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition as of December 31, 2008 and 2007:

	Asset Derivatives			Liability Derivatives
		As of December 31,			As of December 31,
	Statement of	2008	2007	Statement of	2008	2007
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered CDs, notes payable and loans	Other assets	$5,649	$213	Accounts payable and other liabilities	$7,188	$58,057
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	3	47
Purchased interest rate cap agreements	Other assets	764	5,149	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	241	4,375
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	1,073	4,673
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	1,597	9,339	Accounts payable and other liabilities	—	—

		$8,010	$14,701		$8,505	$67,152

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the effect of derivative instruments on the Statement of Income for the years ended December 31, 2008, 2007 and 2006:

		Unrealized Gain or (Loss)
	Location of Unrealized Gain or (Loss)	Year Ended December 31,
	Recognized in Income on Derivatives	2008	2007	2006
		(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Brokered CDs	Interest expense — Deposits	$63,132	$66,617	$(62,521)
Notes payable	Interest expense — Notes payable and other borrowings	124	1,440	(4,083)
Loans	Interest income — Loans	(3,696)	(2,653)	520
Corporate bonds	Interest income — Investment Securities	—	—	27

Written and purchased interest rate cap agreements — mortgage-backed securities	Interest income — Investment Securities	(4,283)	(3,546)	—
Written and purchased interest rate cap agreements — loans	Interest income — Loans	(58)	(439)	(472)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense — Deposits	(276)	209	—
Embedded written and purchased options on stock index notes payable	Interest expense — Notes payable and other borrowings	268	(71)	—

		55,211	61,557	(66,529)

DERIVATIVES IN FAIR VALUE HEDGE RELATIONSHIP:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate (1):
Brokered CDs	Interest expense — Deposits	—	—	7,565
Notes payable	Interest expense — Notes payable and other borrowings	—	—	770

		—	—	8,335

Total Unrealized Gain (Loss) on Derivatives		$55,211	$61,557	$(58,194)

(1)	For 2006, represents the ineffective portion resulting from the gain or loss on derivatives offset by the gain or loss on the hedged liability plus the accretion of the basis adjustment of fair value hedges.
     Derivative instruments, such as interest rate swaps, are subject to market risk. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered CDs and medium-term notes to variable payments (receive fixed/pay floating). As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates. The unrealized gains and losses in the fair value of derivatives that hedge certain callable brokered CDs and medium-term notes (economically or under a fair value hedge relationship for 2006) are partially offset by unrealized gains and losses on the valuation of such hedged liabilities. The Corporation includes the gain or loss on those economically hedged liabilities (brokered CDs and medium-term notes) in the same line item as the offsetting loss or gain on the related derivatives as set forth below:

	Year ended December 31,
	2008			2007
	Gain	(Loss) Gain	Net Unrealized	Gain	(Loss) Gain	Net Unrealized
(In thousands)	on Derivatives	on SFAS 159 liabilities	Gain	on Derivatives	on SFAS 159 liabilities	(Loss) / Gain
Interest expense — Deposits	$62,856	$(54,199)	$8,657	$66,826	$(71,116)	$(4,290)
Interest expense — Notes payable and other borrowings	392	4,165	4,557	1,369	494	1,863
     From April 3, 2006 to January 1, 2007, the implementation date of SFAS 159, the Corporation followed the long-haul method of accounting under SFAS 133 for its portfolio of callable interest rate swaps, callable brokered CDs and callable notes. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent that changes in the fair value of a derivative do not offset changes in the fair value of the hedged item. For derivative instruments that were designated and qualified as a fair value hedge in 2006, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk were recognized in current earnings. The Corporation included the gain or loss on the

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hedged item (callable brokered CDs and medium-term notes) in the same line item as the offsetting loss or gain on the related interest rate swaps as follows:

		Unrealized Loss
	Unrealized Gain	on hedged	Ineffective
Income Statement Classification	on Snaps	liabilities	Portion – gain
Interest expense — Deposits	$78,896	$(74,907)	$3,989
Interest expense -Notes payable and other borrowings	3,179	(2,459)	720
     Prior to the implementation of the long-haul method, First BanCorp reflected changes in the fair value of those swaps as well as swaps related to certain loans as non-hedging instruments through operations as part of net interest income.
     A summary of interest rate swaps as of December 31, 2008 and 2007 follows:

	As of	As of
	December 31,	December 31,
	2008	2007
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$78,855	$80,212
Weighted-average receive rate at period end	3.21%	7.09%
Weighted-average pay rate at period end	6.75%	6.75%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$1,105,965	$4,164,261
Weighted-average receive rate at period end	5.30%	5.26%
Weighted-average pay rate at period end	3.09%	5.07%
Floating rates range from 2 basis points to 54 basis points over 3-month LIBOR
     The changes in notional amount of interest rate swaps outstanding during the years ended December 31, 2008 and 2007 follows:

Notional Amount
(In thousands)
Pay-fixed and receive-floating swaps:
Balance as of December 31, 2006	$80,720
Cancelled and matured contracts	(508)
New contracts	—

Balance as of December 31, 2007	80,212
Cancelled and matured contracts	(1,357)
New contracts	—

Balance as of December 31, 2008	$78,855

Receive-fixed and pay floating swaps:
Balance as of December 31, 2006	$4,802,370
Cancelled and matured contracts	(638,109)
New contracts	—

Balance as of December 31, 2007	4,164,261
Cancelled and matured contracts	(3,426,519)
New contracts	368,222

Balance as of December 31, 2008	$1,105,964

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During 2008, approximately $3.0 billion of interest rate swaps were called by the counterparties, mainly due to lower 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $2.9 billion swapped-to-floating brokered CDs. The Corporation recorded a net gain in earnings of $4.1 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
     As of December 31, 2008, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.
     Credit and Market Risk of Derivatives
     The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee (MIALCO) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2008 was $93.2 million and $91.7 million, respectively (2007 — $255 million and $253 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the risk that any counterparty will default.
     The Corporation has credit risk of $8.0 million (2007 — $14.7 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There was a loss of approximately $1.4 million, related to a counterparty that failed to pay a scheduled net cash settlement in 2008 (refer to Note 32 for additional information). There were no credit losses associated with derivative instruments classified as designated hedges or undesignated economic hedges recognized in 2007 or 2006. As of December 31, 2008, the Corporation had a total net interest settlement receivable of $4.1 million (2007 — $8.4 million) related to the swap transactions. The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, on the Consolidated Statements of Financial Condition.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 31 — Segment Information
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of December 31, 2008, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. There is also an Other category reflecting other legal entities reported separately on aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
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
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies”.
     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the year ended December 31, 2008:
Interest income	$188,385	$172,082	$348,469	$288,585	$129,376	$1,126,897
Net (charge) credit for transfer of funds	(141,174)	77,952	(211,526)	285,820	(11,072)	—
Interest expense	—	(77,060)	—	(487,211)	(34,745)	(599,016)

Net interest income	47,211	172,974	136,943	87,194	83,559	527,881

Provision for loan and lease losses	(9,849)	(51,317)	(78,826)	—	(50,956)	(190,948)
Non-interest income	3,439	28,843	4,648	25,771	11,942	74,643
Direct non-interest expenses	(23,883)	(103,790)	(41,599)	(6,713)	(44,524)	(220,509)

Segment income	$16,918	$46,710	$21,166	$106,252	$21	$191,067

Average earnings assets	$2,942,444	$1,812,438	$6,089,807	$5,583,681	$1,377,522	$17,805,892

For the year ended December 31, 2007:
Interest income	$165,159	$184,353	$425,109	$284,165	$130,461	$1,189,247
Net (charge) credit for transfer of funds	(126,145)	101,391	(289,201)	336,150	(22,195)	—
Interest expense	—	(80,404)	—	(624,840)	(32,987)	(738,231)

Net interest income (loss)	39,014	205,340	135,908	(4,525)	75,279	451,016

Provision for loan and lease losses	(1,645)	(55,633)	(41,176)	—	(22,156)	(120,610)
Non-interest income (loss)	3,019	27,314	3,778	(2,161)	17,634	49,584
Net gain on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	2,497	—	—	2,497
Direct non-interest expenses	(21,816)	(94,122)	(23,161)	(7,842)	(45,409)	(192,350)

Segment income (loss)	$18,572	$82,899	$77,846	$(14,528)	$25,348	$190,137

Average earnings assets	$2,558,779	$1,824,661	$5,471,097	$5,401,148	$1,312,669	$16,568,354

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the year ended December 31, 2006:
Interest income	$148,811	$201,609	$472,179	$350,038	$116,176	$1,288,813
Net (charge) credit for transfer of funds	(105,431)	108,979	(317,446)	334,149	(20,251)	—
Interest expense	—	(72,128)	—	(747,402)	(25,589)	(845,119)

Net interest income	43,380	238,460	154,733	(63,215)	70,336	443,694

Provision for loan and lease losses	(3,988)	(35,482)	(7,936)	—	(27,585)	(74,991)
Non-interest income (loss)	2,471	23,543	4,590	(8,313)	19,685	41,976
Net gain on partial extinguishment of secured commercial loans to a local financial institution	—	—	(10,640)	—	—	(10,640)
Direct non-interest expenses	(17,450)	(86,905)	(16,917)	(7,677)	(43,890)	(172,839)

Segment income (loss)	$24,413	$139,616	$123,830	$(79,205)	$18,546	$227,200

Average earnings assets	$2,283,683	$1,919,083	$6,298,326	$6,787,581	$1,156,712	$18,445,385

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net income:
Total income for segments and other	$191,067	$190,137	$227,200
Other Income	—	15,075	—
Other operating expenses	(112,862)	(115,493)	(115,124)

Income before income taxes	78,205	89,719	112,076
Income tax benefit (expense)	31,732	(21,583)	(27,442)

Total consolidated net income	$109,937	$68,136	$84,634

Average assets:
Total average earning assets for segments	$17,805,892	$16,568,354	$18,445,385
Average non-earning assets	702,064	645,853	737,526

Total consolidated average assets	$18,507,956	$17,214,207	$19,182,911

     The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

	2008	2007	2006
	(In thousands)
Revenues:
Puerto Rico	$1,026,188	$1,045,523	$1,107,451
United States	91,473	123,064	133,083
Other	83,879	87,816	79,615

Total consolidated revenues	$1,201,540	$1,256,403	$1,320,149

Selected Balance Sheet Information:
Total assets:
Puerto Rico	$16,824,168	$14,633,217	$14,688,754
United States	1,619,280	1,540,808	1,742,243
Other	1,047,820	1,012,906	959,259

Loans:
Puerto Rico	$10,601,488	$9,413,118	$8,777,267
United States	1,484,011	1,448,613	1,594,141
Other	1,002,793	938,015	892,572

Deposits:
Puerto Rico(1)	$11,423,019	$9,484,103	$9,318,931
United States	567,423	532,684	580,917
Other	1,066,988	1,017,734	1,104,439

(1)	Includes brokered certificates of deposit used to fund activities conducted in Puerto Rico and in the United States.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 32 — Litigations
     As of December 31, 2008, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 33 — First BanCorp (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended on December 31, 2008, 2007 and 2006.
Statements of Financial Condition

	As of December 31,
	2008	2007
	(In thousands)
Assets
Cash and due from banks	$58,075	$43,519
Money market instruments	300	46,293
Investment securities available for sale, at market:
Mortgage-backed securities	—	41,234
Equity investments	669	2,117
Other investment securities	1,550	1,550
Loans receivable, net	—	2,597
Investment in FirstBank Puerto Rico, at equity	1,574,940	1,457,899
Investment in FirstBank Insurance Agency, at equity	5,640	4,632
Investment in Ponce General Corporation, at equity	123,367	106,120
Investment in PR Finance, at equity	2,789	2,979
Accrued interest receivable	—	376
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	6,596	1,503

Total assets	$1,780,885	$1,717,778

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,914	$282,567
Accounts payable and other liabilities	854	13,565

Total liabilities	232,768	296,132

Stockholders’ equity	1,548,117	1,421,646

Total liabilities and stockholders’ equity	$1,780,885	$1,717,778

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income:
Interest income on investment securities	$727	$3,029	$349
Interest income on other investments	1,144	1,289	175
Interest income on loans	—	631	3,987
Dividend from FirstBank Puerto Rico	81,852	79,135	107,302
Dividend from other subsidiaries	4,000	1,000	14,500
Other income	408	565	543

	88,131	85,649	126,856

Expense:
Notes payable and other borrowings	13,947	18,942	18,189
Interest on funding to subsidiaries	550	3,319	4,186
(Recovery) provision for loan losses	(1,398)	1,300	(71)
Other operating expenses	1,961	2,844	5,390

	15,060	26,405	27,694

Net loss on investments and impairments	(1,824)	(6,643)	(12,525)

Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	(1,207)	—

Income before income taxes and equity in undistributed earnings (losses) of subsidiaries	71,247	51,394	86,637

Income tax (provision) benefit	(543)	(1,714)	1,381

Equity in undistributed earnings (losses) of subsidiaries	39,233	18,456	(3,384)

Net income	109,937	68,136	84,634

Other comprehensive income (loss), net of tax	82,653	4,903	(14,492)

Comprehensive income	$192,590	$73,039	$70,142

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net Income	$109,937	$68,136	$84,634

Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) provision for loan losses	(1,398)	1,300	(71)
Deferred income tax provision (benefit)	543	1,714	(2,572)
Stock-based compensation recognized	7	—	—
Equity in undistributed (earnings) losses of subsidiaries	(39,233)	(18,456)	3,384
Net loss (gain) on sale of investment securities	—	733	(2,726)
Loss on impairment of investment securities	1,824	5,910	15,251
Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	1,207	—
Accretion of discount on investment securities	(33)	(197)	—
Net (increase) decrease in other assets	(3,542)	52,515	(52,372)
Net increase (decrease) in other liabilities	245	(72,639)	2,544

Total adjustments	(41,587)	(27,913)	(36,562)

Net cash provided by operating activities	68,350	40,223	48,072

Cash flows from investing activities:
Capital contribution to subsidiaries	(37,786)	—	—
Principal collected on loans	3,995	1,622	9,824
Purchases of securities available for sale	—	—	(460)
Sales, principal repayments and maturity of available-for-sale and held-to-maturity securities	1,582	11,403	5,461
Other investing activities	—	437	—

Net cash (used in) provided by investing activities	(32,209)	13,462	14,825

Cash flows from financing activities:
Proceeds from purchased funds and other short-term borrowings	—	—	123,247
Repayments of purchased funds and other short-term borrowings	(1,450)	(5,800)	(130,522)
Issuance of common stock	—	91,924	—
Exercise of stock options	53	—	19,756
Cash dividends paid	(66,181)	(64,881)	(63,566)

Net cash (used in) provided by financing activities	(67,578)	21,243	(51,085)

Net (decrease) increase in cash and cash equivalents	(31,437)	74,928	11,812

Cash and cash equivalents at the beginning of the year	89,812	14,884	3,072

Cash and cash equivalents at the end of the year	$58,375	$89,812	$14,884

Cash and cash equivalents include:
Cash and due from banks	58,075	43,519	14,584
Money market instruments	300	46,293	300

	$58,375	$89,812	$14,884

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 34 — Subsequent Events
     On January 16, 2009, the Corporation entered into a Letter Agreement with the United States Department of the Treasury (“Treasury”) pursuant to which Treasury invested $400,000,000 in preferred stock of the Corporation under the Treasury’s Troubled Asset Relief Program Capital Purchase Program. Under the Letter Agreement, which incorporates the Securities Purchase Agreement — Standard Terms (the “Purchase Agreement”), the Corporation issued and sold to Treasury (1) 400,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference per share (the “Series F Preferred Stock”), and (2) a warrant dated January 16, 2009 (the “Warrant”) to purchase 5,842,259 shares of the Corporation’s common stock (the “Warrant shares”) at an exercise price of $10.27 per share. The exercise price of the Warrant was determined based upon the average of the closing prices of the Corporation’s common stock during the 20-trading day period ended December 19, 2008, the last trading day prior to the date the Corporation’s application to participate in the program was preliminarily approved.
     The Series F Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series F Preferred Stock will accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series F Preferred Stock will rank pari passu with the Corporation’s existing 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, and 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. The ability of the Corporation to purchase, redeem or otherwise acquire for consideration, any shares of its common stock, preferred stock or trust preferred securities will be subject to restrictions outlined in the Purchase Agreement. These restrictions will terminate on the earlier of (a) January 16, 2012 and (b) the date on which the Series F Preferred Stock is redeemed in whole or Treasury transfers all of the Series F Preferred Stock to third parties that are not affiliates of Treasury.
     The shares of Series F Preferred Stock are non-voting, other than having class voting rights on certain matters that could adversely affect the Series F Preferred Stock.
     As per the Purchase Agreement, prior to January 16, 2012, the Corporation may redeem, subject to the approval of the Board of Governors of the Federal Reserve System, the shares of Series F Preferred Stock only with proceeds from one or more “Qualified Equity Offerings,” as such term is defined in the Certificate of Designations. After January 16, 2012, the Corporation may redeem, subject to the approval of the Board of Governors of the Federal Reserve System, in whole or in part, out of funds legally available therefore, the shares of Series F Preferred Stock then outstanding. Pursuant to the recently enacted American Recovery and Reinvestment Act of 2009, subject to consultation with the appropriate Federal banking agency, the Secretary of Treasury may permit a TARP recipient to repay any financial assistance previously provided under TARP without regard as to whether the financial institution has replaced such funds from any other source.
     Until such time as Treasury ceases to own any debt or equity securities of the Corporation acquired pursuant to the Purchase Agreement, the Corporation must comply with Section 111(b) of the Emergency Economic Stability Act of 2008 and applicable guidance or regulations issued by the Secretary of Treasury on or prior to January 16, 2009, relating to executive compensation and corporate governance requirements.
     The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
     None of the shares of Series F Preferred Stock, the Warrant, or the Warrant shares are subject to any contractual restriction on transfer, except that Treasury may not transfer or exercise an aggregate of more than one-half of the

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warrant shares prior to the earlier of the date on which the Corporation receives proceeds from one or more Qualified Equity Offerings in an aggregate amount of at least $400,000,000 and December 31, 2009.
     The Series F Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. On February 13, 2009, the Corporation filed a Form S-3 registering the resale of the shares of Series F Preferred Stock, the Warrant and the Warrant shares, and the sale of the Warrant shares by the Corporation to purchasers of the Warrant.
     Under the terms of the Purchase Agreement, (i) the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements), to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stability Act of 2008 and applicable guidance or regulations issued by the Secretary of Treasury on or prior to January 16, 2009 and (ii) each Senior Executive Officer, as defined in the Purchase Agreement, executed a written waiver releasing Treasury and the Corporation from any claims that such officers may otherwise have as a result of the Corporation’s amendment of such arrangements and agreements to be in compliance with Section 111(b). Until such time as Treasury ceases to own any debt or equity securities of the Corporation acquired pursuant to the Purchase Agreement, the Corporation must maintain compliance with these requirements.
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
–	diluting the voting power of the current holders of common stock (the shares underlying the Warrant represent approximately 6% of the Corporation’s shares of common stock as of February 28, 2009);

–	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

–	making the payment of dividends on common stock potentially more expensive.
     In addition, the net income available to common stockholders will be affected by the declaration of dividends of approximately $20.0 million on an annualized basis and non-cash amortization of the preferred stock’s discount, of approximately $5.4 million on an annual basis for 2009, as a result of this issuance.