Form 10-Q
period 2009-03-31
FIRST BANCORP /PR/
filed 2009-05-11
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 92,546,749 outstanding as of April 30, 2009.

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2009 and December 31, 2008	5
Consolidated Statements of Income (Unaudited) — Quarters ended March 31, 2009 and March 31, 2008	6
Consolidated Statements of Cash Flows (Unaudited) — Quarters ended March 31, 2009 and March 31, 2008	7
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Quarters ended March 31, 2009 and March 31, 2008	8
Consolidated Statements of Comprehensive Income (Unaudited) — Quarters ended March 31, 2009 and March 31, 2008	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3. Quantitative and Qualitative Disclosures About Market Risk	109
Item 4. Controls and Procedures	109

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	110
Item 1A. Risk Factors	110
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	111
Item 3. Defaults Upon Senior Securities	111
Item 4. Submission of Matters to a Vote of Security Holders	112
Item 5. Other Information	112
Item 6. Exhibits	112

SIGNATURES	113
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-12.1
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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the Corporation’s condo-conversion loans from its Miami Corporate Banking operations and the construction and commercial loan portfolio in Puerto Rico, which have affected and may continue to affect, among other things, the level of non-performing assets, charge-offs and the provision expense;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	decreased demand for the Corporation’s products and services and lower revenue and earnings because of the recession in the United States, the continued recession in Puerto Rico and current fiscal problems and the budget deficit of the Puerto Rico government;

•	changes in general economic conditions in the United States and Puerto Rico, including the interest rate environment, market liquidity, market rates and prices, and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of the interest rate swaps that economically hedge the interest rate risk mainly relating to brokered certificates of deposit and medium-term notes as well as other derivative instruments used for protection from interest rate fluctuations;

•	uncertainty about the impact of measures adopted by the Puerto Rico government in response to its fiscal situation on the different sectors of the economy;

•	uncertainty about the effectiveness and impact of the U.S. government’s rescue plan, including the bailout of U.S. government-sponsored housing agencies, on the financial markets in general and on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve System (FED), the Federal Deposit Insurance Corporation (FDIC), government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	risks associated with the soundness of other financial institutions;

•	risks of not being able to recover all assets pledged to Lehman Brothers Special Financing, Inc.;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of the financial condition of Doral Financial Corporation (“Doral”) and R&G Financial Corporation (“R&G Financial”) on the repayment of their outstanding secured loans to the Corporation;

•	the Corporation’s ability to issue brokered certificates of deposit and fund operations;

•	risks associated with downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.
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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	March 31, 2009	December 31, 2008
ASSETS

Cash and due from banks	$107,414	$329,730

Money market investments:
Federal funds sold	3,782	54,469
Time deposits with other financial institutions	1,540	600
Other short-term investments	19,402	20,934

Total money market investments	24,724	76,003

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	2,725,527	2,913,721
Other investment securities	1,220,925	948,621

Total investment securities available for sale	3,946,452	3,862,342

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	759,739	968,389
Other investment securities	690,164	738,275

Total investment securities held to maturity, fair value of $1,468,591 (2008 -$1,720,412)	1,449,903	1,706,664

Other equity securities	85,918	64,145

Loans, net of allowance for loan and lease losses of $302,531 (2008 - $281,526)	13,207,421	12,796,363
Loans held for sale, at lower of cost or market	23,135	10,403

Total loans, net	13,230,556	12,806,766

Premises and equipment, net	187,281	178,468
Other real estate owned	49,434	37,246
Accrued interest receivable on loans and investments	80,641	98,565
Due from customers on acceptances	514	504
Accounts receivable from investment sales	248,154	—
Other assets	298,159	330,835

Total assets	$19,709,150	$19,491,268

LIABILITIES

Deposits:
Non-interest-bearing deposits	$641,740	$625,928
Interest-bearing deposits (including $322,465 and $1,150,959 measured at fair value as of March 31, 2009 and December 31, 2008, respectively)	10,977,608	12,431,502

Total deposits	11,619,348	13,057,430

Loans payable	935,000	—
Securities sold under agreements to repurchase	3,173,780	3,421,042
Advances from the Federal Home Loan Bank (FHLB)	1,540,440	1,060,440
Notes payable (including $9,886 and $10,141 measured at fair value as of March 31, 2009 and December 31, 2008, respectively)	22,592	23,274
Other borrowings	231,939	231,914
Bank acceptances outstanding	514	504
Accounts payable from investment purchases	74,635	—
Accounts payable and other liabilities	133,662	148,547

Total liabilities	17,731,910	17,943,151

Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,404,000 shares (2008 - 22,004,000) at an aggregate liquidation value of $950,100 (2008 - $550,100)	925,162	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,444,549	102,444	102,444
Less: Treasury stock (at par value)	(9,898)	(9,898)

Common stock outstanding, 92,546,749 shares outstanding	92,546	92,546

Additional paid-in capital	134,153	108,299
Legal surplus	299,006	299,006
Retained earnings	443,622	440,777
Accumulated other comprehensive income, net of tax expense of $1,209 (2008 - $717)	82,751	57,389

Total stockholders’equity	1,977,240	1,548,117

Total liabilities and stockholders’equity	$19,709,150	$19,491,268

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands, except per share information)	2009	2008
Interest income:
Loans	$187,945	$213,811
Investment securities	70,287	62,053
Money market investments	91	3,223

Total interest income	258,323	279,087

Interest expense:
Deposits	95,310	106,197
Loans payable	346	—
Federal funds purchased and securities sold under agreements to repurchase	30,145	33,939
Advances from FHLB	8,292	11,148
Notes payable and other borrowings	2,632	3,345

Total interest expense	136,725	154,629

Net interest income	121,598	124,458

Provision for loan and lease losses	59,429	45,793

Net interest income after provision for loan and lease losses	62,169	78,665

Non-interest income:
Other service charges on loans	1,529	1,313
Service charges on deposit accounts	3,165	3,364
Mortgage banking activities	806	319
Net gain on investment and impairments	17,450	16,193
Rental income	449	543
Other non-interest income	6,654	7,648

Total non-interest income	30,053	29,380

Non-interest expenses:
Employees’ compensation and benefits	34,242	36,326
Occupancy and equipment	14,774	14,979
Business promotion	3,116	4,265
Professional fees	3,186	5,059
Taxes, other than income taxes	4,001	4,026
Insurance and supervisory fees	6,672	3,984
Net loss on real estate owned (REO) operations	5,375	3,256
Other non-interest expenses	13,162	10,292

Total non-interest expenses	84,528	82,187

Income before income taxes	7,694	25,858

Income tax benefit	14,197	7,731

Net income	$21,891	$33,589

Net income available to common stockholders	$6,773	$23,520

Net income per common share:
Basic	$0.07	$0.25

Diluted	$0.07	$0.25

Dividends declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$21,891	$33,589

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,161	4,368
Amortization and impairment of core deposit intangible	4,713	878
Provision for loan and lease losses	59,429	45,793
Deferred income tax benefit	(13,302)	(15,387)
Stock-based compensation recognized	26	—
Gain on sale of investments, net	(17,838)	(16,193)
Other-than-temporary impairments on available-for-sale securities	388	—
Derivatives instruments and hedging activities gain	(11,246)	(6,959)
Net gain on sale of loans and impairments	(1,183)	(707)
Net amortization of premiums and discounts and deferred loan fees and costs	300	3
Net increase in mortgage loans held for sale	(16,339)	—
Amortization of broker placement fees	7,083	2,823
Net amortization (accretion) of premium and discounts on investment securities	2,547	(8,896)
(Decrease) increase in accrued income tax payable	(1,907)	6,190
Decrease in accrued interest receivable	16,906	9,637
Decrease in accrued interest payable	(13,814)	(22,285)
Decrease (increase) in other assets	38,979	(6,782)
Decrease in other liabilities	(7,515)	(4,409)

Total adjustments	52,388	(11,926)

Net cash provided by operating activities	74,279	21,663

Cash flows from investing activities:
Principal collected on loans	668,786	697,011
Loans originated	(1,182,123)	(978,515)
Purchases of loans	(51,053)	(59,168)
Proceeds from sale of loans	3,657	21,421
Proceeds from sale of repossessed assets	15,319	20,390
Purchase of servicing assets	—	(69)
Proceeds from sale of available-for-sale securities	191,167	245,291
Purchases of securities held to maturity	—	(99)
Purchases of securities available for sale	(564,771)	(1,136,025)
Principal repayments and maturities of securities held to maturity	255,583	362,317
Principal repayments of securities available for sale	232,343	67,713
Additions to premises and equipment	(13,974)	(6,258)
Proceeds from redemption of other investment securities	—	9,342
(Increase) decrease in other equity securities	(21,773)	2,940
Net cash inflow on acquisition of business	—	5,154

Net cash used in investing activities	(466,839)	(748,555)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,430,620)	502,632
Net increase in loans payable	935,000	—
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(247,262)	462,384
Net FHLB advances taken (paid)	480,000	(68,000)
Dividends paid	(18,161)	(16,544)
Issuance of preferred stock and associated warrant	400,000	—
Other financing activities	8	—

Net cash provided by financing activities	118,965	880,472

Net (decrease) increase in cash and cash equivalents	(273,595)	153,580

Cash and cash equivalents at beginning of period	405,733	378,945

Cash and cash equivalents at end of period	$132,138	$532,525

Cash and cash equivalents include:
Cash and due from banks	$107,414	$214,847
Money market instruments	24,724	317,678

	$132,138	$532,525

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2009	2008
Preferred Stock:
Balance at beginning of period	$550,100	$550,100
Issuance of preferred stock — Series F	400,000	—
Preferred stock discount — Series F, net of accretion	(24,938)	—

Balance at end of period	925,162	550,100

Common Stock outstanding	92,546	92,504

Additional Paid-In-Capital:
Balance at beginning of period	108,299	108,279
Issuance of common stock warrants	25,820	—
Stock-based compensation recognized	26	—
Other	8	—

Balance at end of period	134,153	108,279

Legal Surplus	299,006	286,049

Retained Earnings:
Balance at beginning of period	440,777	409,978
Net income	21,891	33,589
Cash dividends declared on common stock	(6,483)	(6,475)
Cash dividends declared on preferred stock	(11,681)	(10,069)
Accretion of preferred stock discount — Series F	(882)	—

Balance at end of period	443,622	427,023

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	57,389	(25,264)
Other comprehensive income, net of tax	25,362	11,567

Balance at end of period	82,751	(13,697)

Total stockholders’equity	$1,977,240	$1,450,258

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2009	2008
Net income	$21,891	$33,589

Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gain arising during the period	43,304	18,179
Less: Reclassification adjustments for net gain and other-than-temporary impairments included in net income	(17,450)	(6,851)
Income tax (expense) benefit related to items of other comprehensive income	(492)	239

Other comprehensive income for the period, net of tax	25,362	11,567

Total comprehensive income	$47,253	$45,156

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2008, included in the Corporation’s 2008 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.
Adoption of new accounting standards and recently issued but not yet effective accounting pronouncements
     In May 2008, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard No. (“SFAS”) 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities which are effective since the first interim period after the issuance of this statement. The adoption of this Statement did not have a significant impact on the Corporation’s financial statements.
     In June 2008, the FASB issued Staff Position No. (“FSP”) EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under FSP EITF 03-6-1 unvested share-based payment awards that are considered to be participating securities should be included in the computation of EPS pursuant to the two-class method under SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this Statement did not have an impact on the Corporation’s financial statements since, as of March 31, 2009, the outstanding unvested shares of restricted stock do not contain rights to nonforfeitable dividends.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R), “Business Combinations.” The FSP will carry forward the requirements in SFAS 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS 5, “Accounting for Contingencies.” This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Statement did not have an impact on the Corporation’s financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements”. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. Early adoption is permitted for periods ending after March 15, 2009. The Corporation is currently evaluating the impact, if any, of the implementation of this statement on its financial statements.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation is currently evaluating the impact of the adoption of this statement on its financial statements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and enhances consistency in financial reporting by increasing the frequency of fair value disclosures by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters ended on March 31, 2009 and 2008 follows:

	Quarter Ended
	March 31,	March 31,
	2009	2008
	(In thousands, except per share information)
Net Income:
Net income	$21,891	$33,589
Less: Preferred stock dividends (1)	(14,236)	(10,069)
Less: Preferred stock discount accretion	(882)	—

Net income available to common stockholders	$6,773	$23,520

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,511	92,504
Average potential common shares	—	88

Diluted weighted-average number of common shares outstanding	92,511	92,592

Earning per common share:
Basic	$0.07	$0.25
Diluted	$0.07	$0.25

(1)	In 2009, preferred stock dividends include $2.6 million of Series F Preferred Stock cumulative preferred dividends not declared as of the end of the period. Refer to Note 16 for additional information related to the Series F Preferred Stock issued to the U.S. Treasury in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program.
     Earnings per common share are computed by dividing net income available to common stockholders by the weighted average common shares issued and outstanding. Net income available to common stockholders represents net income adjusted for preferred stock dividends including dividends declared, accretion of discount on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarters ended March 31, 2009 and 2008, a total of 3,910,910 and 2,337,300 weighted-average outstanding stock options, respectively, were not included in the computation of dilutive earnings per share because they were antidilutive. In addition, warrants outstanding to purchase 5,842,259 shares of common stock related to the TARP Capital Purchase Program and 36,243 unvested shares of restricted stock were excluded from the March 31, 2009 computation as they would have an antidilutive effect on earnings per share. Refer to Note 16 for additional information related to the issuance of the Series F Preferred Stock and warrant under the TARP Capital Purchase Program.
3 — STOCK-BASED COMPENSATION PLAN
      Between 1997 and January 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) that authorized the granting of up to options for 8,696,112 shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options were fully vested upon grant. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards grants under this plan continue to be in full force and effect, subject to their original terms. All shares that remained available for grants under the 1997 stock option plan were cancelled.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. During the fourth quarter of 2008, pursuant to its independent director compensation plan, the Corporation granted 36,243 shares of restricted stock with a fair value of $8.69 under the Omnibus Plan to the Corporation’s independent directors. The restrictions on such restricted stock awards will lapse ratably on an annual basis over a three-year period commencing on December 1, 2009. For the quarter ended March 31, 2009, the Corporation recognized $26,250 of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to these non-vested restricted stocks was $280,000 as of March 31, 2009 and is expected to be recognized over the next 2.7 years.
     The Corporation accounted for stock options using the “modified prospective” method upon adoption of SFAS 123R, “Share-Based Payment.” There were no stock options granted during 2009 and 2008 and therefore no compensation expense associated with stock options for the first quarter of 2009 and 2008.

     SFAS 123R requires the Corporation to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. There were no forfeiture adjustments during the first quarter of 2009 for the unvested shares of restricted stock. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.
     Stock options outstanding at the end of the first quarter of 2009 are set forth below:

Quarter Ended
March 31, 2009
Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Stock options outstanding and exercisable at the beginning and end of period	3,910,610	$12.82	6.0	$—

     There were no stock options granted or exercised during the first quarter of 2009 and 2008.

4 — INVESTMENT SECURITIES
     Investment Securities Available for Sale
          The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009					December 31, 2008
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	$514,741	$1,894	$—	$516,635	2.26	$—	$—	$—	$—	—
Puerto Rico Government obligations:
Due within one year	4,283	58	—	4,341	6.14	4,593	46	—	4,639	6.18
After 1 to 5 years	110,673	208	415	110,466	5.41	110,624	259	479	110,404	5.41
After 5 to 10 years	6,321	236	112	6,445	5.79	6,365	283	128	6,520	5.80
After 10 years	15,797	46	255	15,588	5.31	15,789	45	264	15,570	5.30

Obligations of U.S. Government sponsored agencies and Puerto Rico Government obligations	651,815	2,442	782	653,475	2.93	137,371	633	871	137,133	5.44

Mortgage-backed securities:
FHLMC certificates:
Due within one year	17	—	—	17	6.39	37	—	—	37	5.94
After 1 to 5 years	119	1	—	120	6.93	157	2	—	159	7.07
After 5 to 10 years	30	3	—	33	8.40	31	3	—	34	8.40
After 10 years	1,526,909	58,396	—	1,585,305	5.45	1,846,386	45,743	1	1,892,128	5.46

	1,527,075	58,400	—	1,585,475	5.45	1,846,611	45,748	1	1,892,358	5.46

GNMA certificates:
Due within one year	65	—	—	65	3.59	45	1	—	46	5.72
After 1 to 5 years	99	4	—	103	6.56	180	6	—	186	6.71
After 5 to 10 years	542	12	—	554	5.35	566	9	—	575	5.33
After 10 years	237,311	8,360	—	245,671	5.56	331,594	10,283	10	341,867	5.38

	238,017	8,376	—	246,393	5.56	332,385	10,299	10	342,674	5.38

FNMA certificates:
After 1 to 5 years	49	4	—	53	10.30	53	5	—	58	10.20
After 5 to 10 years	256,584	8,132	—	264,716	4.94	269,716	4,678	—	274,394	4.96
After 10 years	924,569	36,722	1	961,290	5.57	1,071,521	28,005	1	1,099,525	5.60

	1,181,202	44,858	1	1,226,059	5.43	1,341,290	32,688	1	1,373,977	5.47

Collateralized Mortgage Obligations issued or guaranteed by FHLMC and GNMA:
After 10 years	122,320	—	88	122,232	1.45	—	—	—	—	—

Other mortgage pass-through certificates:
After 10 years	140,088	2	29,108	110,982	3.33	144,217	2	30,236	113,983	5.43

Mortgage-backed securities	3,208,702	111,636	29,197	3,291,141	5.21	3,664,503	88,737	30,248	3,722,992	5.46

Corporate bonds:
After 5 to 10 years	241	—	85	156	7.70	241	—	—	241	7.70
After 10 years	1,307	146	63	1,390	7.89	1,307	—	—	1,307	7.97

Corporate bonds	1,548	146	148	1,546	7.86	1,548	—	—	1,548	7.93

Equity securities (without contractual maturity)	427	32	169	290	3.09	814	—	145	669	2.38

Total investment securities available for sale	$3,862,492	$114,256	$30,296	$3,946,452	4.83	$3,804,236	$89,370	$31,264	$3,862,342	5.46

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

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$12,330	$15	$13,393	$767	$25,723	$782

Mortgage-backed securities
FNMA	315	1	16	—	331	1
Collateralized Mortgage Obligations issued or guaranteed by FHLMC and GNMA	47,627	88	—	—	47,627	88
Other mortgage pass-through trust certificates	—	—	110,692	29,108	110,692	29,108

Corporate bonds	—	—	601	148	601	148

Equity securities	126	169	—	—	126	169

	$60,398	$273	$124,702	$30,023	$185,100	$30,296

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$13,288	$871	$13,288	$871

Mortgage-backed securities
FHLMC	68	1	—	—	68	1
GNMA	903	10	—	—	903	10
FNMA	361	1	21	—	382	1
Other mortgage pass-through trust certificates	—	—	113,685	30,236	113,685	30,236

Equity securities	318	145	—	—	318	145

	$1,650	$157	$126,994	$31,107	$128,644	$31,264

     The Corporation’s investment securities portfolio is comprised mainly of (i) fixed-rate mortgage-backed securities issued or guaranteed by FNMA, GNMA or FHLMC and other securities secured by mortgage loans and (ii) U.S. Government sponsored agencies debt securities and obligations of the Puerto Rico Government. Thus, payment of a substantial portion of these instruments is either guaranteed or secured by mortgages together with a guarantee of a U.S. government sponsored entity or by the full faith and credit of the Puerto Rico Government. In connection with the placement of FNMA and FHLMC into conservatorship by the U.S. Treasury in September 2008, the Treasury committed to invest as much as $200 billion in preferred stock and extend credit through 2009 to keep the agencies solvent and operating and to, among other things, protect debt and mortgage-backed securities of the agencies. Furthermore, the announcement of the Federal Reserve that it will invest up to $600 billion in obligations from U.S. government-sponsored agencies, including $500 billion in mortgage-backed securities backed by FNMA, FHLMC and GNMA has caused a surge in prices, since the latter part of 2008. Principal and interest on these securities are deemed recoverable.
     The unrealized losses in the available-for-sale portfolio as of March 31, 2009 are substantially related to certain private label mortgage-backed securities due to increases in the discount rate used to value such instruments resulting from lack of liquidity and credit concerns in the U.S. mortgage loan market. Refer to Note 18 for additional information with respect to the methodology to determine the fair value of the private label mortgage-backed securities. The underlying mortgages are fixed-rate single family loans related with high FICO scores borrowers (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels. Principal and interest cash flow expectations have not changed to a material degree and are expected to cover the carrying amount of these mortgage-backed securities. Private label mortgage-backed securities relates to mortgage pass-through certificates bought from R&G Financial Corporation (“R&G Financial”). R&G Financial must cover losses up to 10% of the aggregate outstanding unpaid principal balance according to recourse provisions included in the agreements. The Corporation’s investment in equity securities is minimal and it does not own any equity securities of U.S. financial institutions that recently failed in the midst of the current market turmoil. The Corporation’s policy is to review its investment portfolio for possible other-than-temporary impairment at least quarterly. As of March 31, 2009, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments; as a result, there is no other-than-temporary impairment.
     For the quarter ended on March 31, 2009, the Corporation recorded other-than-temporary impairments of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analyses and reflected in earnings as a realized loss. No other-than-temporary impairment charges were recorded during the first quarter of 2008.
     Total proceeds from the sale of securities available for sale during the first quarter of 2009 amounted to approximately $439.4 million
(2008 — $245.3 million), including unsettled proceeds of $248.2 million as of March 31, 2009 of securities sold. Unsettled proceeds of securities sold as of March 31, 2009 amounted to approximately $248.2 million. The Corporation realized gross gains of approximately $17.8 million (2008 — $6.9 million in gross realized gains).

Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009					December 31, 2008
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,477	$18	$—	$8,495	1.07	$8,455	$34	$—	$8,489	1.07

Obligations of other U.S. Government sponsored agencies:
After 10 years	725,279	3,025	1,268	727,036	5.75	945,061	5,281	728	949,614	5.77
Puerto Rico Government obligations:
After 5 to 10 years	18,085	437	538	17,984	5.86	17,924	480	97	18,307	5.85
After 10 years	5,145	—	7	5,138	5.50	5,145	35	—	5,180	5.50

United States and Puerto Rico Government obligations	756,986	3,480	1,813	758,653	5.70	976,585	5,830	825	981,590	5.73

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	7,409	62	3	7,468	3.88	8,338	71	5	8,404	3.83
FNMA certificates:
After 1 to 5 years	6,861	98	—	6,959	3.87	7,567	88	—	7,655	3.85
After 5 to 10 years	651,734	17,469	—	669,203	4.47	686,948	9,227	—	696,175	4.46
After 10 years	24,913	355	—	25,268	5.31	25,226	247	25	25,448	5.31

Mortgage-backed securities	690,917	17,984	3	708,898	4.49	728,079	9,633	30	737,682	4.48

Corporate bonds:
After 10 years	2,000	—	960	1,040	5.80	2,000	—	860	1,140	5.80

Total investment securities held-to-maturity	$1,449,903	$21,464	$2,776	$1,468,591	5.12	$1,706,664	$15,463	$1,715	$1,720,412	5.19

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.

     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$—	$—	$6,843	$1,268	$6,843	$1,268

Puerto Rico Government obligations	11,698	448	4,495	97	16,193	545

Mortgage-backed securities
FHLMC	763	1	539	2	1,302	3

Corporate bonds	—	—	1,040	960	1,040	960

	$12,461	$449	$12,917	$2,327	$25,378	$2,776

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$—	$—	$7,262	$728	$7,262	$728
Puerto Rico Government obligations	—	—	4,436	97	4,436	97

Mortgage-backed securities
FHLMC	—	—	600	5	600	5
FNMA	—	—	6,825	25	6,825	25
Corporate bonds	—	—	1,140	860	1,140	860

	$—	$—	$20,263	$1,715	$20,263	$1,715

     Held-to-maturity securities in an unrealized loss position as of March 31, 2009 are primarily U.S. agency securities. The vast majority of them are rated the equivalent of AAA by major rating agencies. The unrealized losses in the held-to-maturity portfolio as of March 31, 2009 are substantially related to market interest rate fluctuations and to some extent to credit spread widening. Refer to the “Investment Securities Available for Sale” discussion above for additional information regarding government-sponsored agencies. At this time, the Corporation has the intent and ability to hold these investments until maturity, and principal and interest are deemed recoverable. The impairment is considered temporary.

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
     As of March 31, 2009 and December 31, 2008, the Corporation had investments in FHLB stock with a book value of $84.4 million and $62.6 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended March 31, 2009 and 2008 amounted to $0.4 million and $1.1 million, respectively.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2009 and December 31, 2008 was $1.6 million. During the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.
6 — LOAN PORTFOLIO
     The following is a detail of the loan portfolio:

	As of	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Residential real estate loans, mainly secured by first mortgages	$3,475,061	$3,481,325

Commercial loans:
Construction loans	1,561,813	1,526,995
Commercial mortgage loans	1,519,267	1,535,758
Commercial loans	4,346,552	3,857,728
Loans to local financial institutions collateralized by real estate mortgages	556,859	567,720

Commercial loans	7,984,491	7,488,201

Finance leases	352,247	363,883

Consumer loans	1,698,153	1,744,480

Loans receivable	13,509,952	13,077,889

Allowance for loan and lease losses	(302,531)	(281,526)

Loans receivable, net	13,207,421	12,796,363

Loans held for sale	23,135	10,403

Total loans	$13,230,556	$12,806,766

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary (“First Bank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio, including loans held for sale, of $13.5 billion as of March 31, 2009, approximately 82% has regional credit risk concentration in Puerto Rico, 11% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands.
     The Corporation’s largest loan concentration to one borrower as of March 31, 2009 is a $500 million facility extended to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), an instrumentality of the Government of Puerto Rico, which will help the local government implement its economic stimulus plan. The loan has a three-year term and will be repaid with funds from future COFINA bond issues.
     The next largest loan concentration to one borrower of $343.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation, and $213.7 million with another mortgage originator in Puerto Rico, R&G Financial. The Corporation’s total loans granted to these mortgage originators amounted to $556.9 million as of March 31, 2009. These commercial loans to mortgage originators are secured by individual mortgage loans on residential and commercial real estate.
7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended
	March 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$281,526	$190,168
Provision for loan and lease losses	59,429	45,793
Charge-offs	(42,460)	(27,386)
Recoveries	4,036	1,920

Balance at end of period	$302,531	$210,495

     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a substantial loss. As of March 31, 2009 and December 31, 2008, impaired loans and their related allowance were as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Impaired loans with valuation allowance	$583,161	$384,914
Impaired loans without valuation allowance	157,632	116,315

Total impaired loans	$740,793	$501,229

Allowance for impaired loans	$103,128	$83,353

     During the first quarter of 2009, the Corporation identified several commercial and construction loans amounting to $237.0 million that it determined should be classified as impaired, of which $215.1 million have a specific reserve of $28.1 million.
     Interest income in the amount of approximately $4.2 million and $2.2 million was recognized on impaired loans for the first quarters ended March 31, 2009 and 2008, respectively. The average recorded investment in impaired loans for the first quarters of 2009 and 2008 was $581.1 million and $167.4 million, respectively.
     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico. Due to the nature of the borrower’s financial condition, the restructure or loan modification through this program as well as other individual modified commercial, commercial mortgage loans and residential mortgages in the U.S. mainland fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the SFAS 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Such restructures are identified as TDRs and accounted for based on the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of March 31, 2009, the Corporation’s TDR loans consisted of $50.0 million, $15.0 million and $24.4 million of residential mortgage, commercial and commercial mortgage loans, respectively.
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
     The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of March 31, 2009 and December 31, 2008, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection against rising interest rates. Specifically, the interest rate on certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee.
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

     The following table summarizes the notional amounts of all derivative instruments as of March 31, 2009 and December 31, 2008:

	Notional Amounts
	As of	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered CDs, notes payable and loans	$299,157	$1,184,820
Written interest rate cap agreements	128,035	128,043
Purchase interest rate cap agreements	272,213	276,400

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$806,435	$1,696,293

     The following table summarizes the fair values of derivative instruments and the location in the Statement of Financial Condition as of March 31, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
		March 31,	December 31,		March 31,	December 31,
	Statement of	2009	2008	Statement of	2009	2008
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(Dollars in thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed rate brokered CDs, notes payable and loans	Other Assets	$1,265	$5,649	Accounts payable and other liabilities	$6,606	$7,188
Written interest rate cap agreements	Other Assets	—	—	Accounts payable and other liabilities	5	3
Purchase interest rate cap agreements	Other Assets	987	764	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other Assets	—	—	Interest bearing deposits	55	241
Embedded written options on stock index notes payable	Other Assets	—	—	Notes payable	520	1,073
Purchased options used to manage exposure to the stock market on embedded stock index options	Other Assets	678	1,597	Accounts payable and other liabilities	—	—

		$2,930	$8,010		$7,186	$8,505

     The following table summarizes the effect of derivative instruments on the Statement of Income for the quarters ended on March 31, 2009 and 2008:

		Unrealized Gain or (Loss)
	Location of Unrealized Gain or (loss)	Quarter Ended
	Recognized in Income on	March 31,
	Derivatives	2009	2008
		(In thousands)
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Brokered CDs	Interest Expense on Deposit	$(4,359)	$55,357
Notes payable	Interest Expense on Notes Payable and Other Borrowings	3	133
Loans	Interest Income on Loans	553	(2,508)

Written and purchased interest rate cap agreements — mortgage-backed securities	Interest Income on Investment Securities	217	(2,184)
Written and purchased interest rate cap agreements — loans	Interest Income on Loans	5	(31)

Equity contracts:
Embedded written and purchased options on stock index deposits	Interest Expense on Deposits	(67)	(21)
Embedded written and purchased options on stock index notes payable	Interest Expense on Notes Payable and Other Borrowings	(113)	180

Total Unrealized (Loss) Gain on derivatives		$(3,761)	$50,926

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

	Quarter ended March 31,
	2009			2008
	Loss	Gain	Net Unrealized	Gain	(Loss) / Gain	Net Unrealized
(In thousands)	on Derivatives	on SFAS 159 liabilities	Gain	on Derivatives	on SFAS 159 liabilities	Gain
Interest expense on Deposits	$(4,426)	$7,141	$2,715	$55,336	$(49,557)	$5,779
Interest expense on Notes Payable and Other Borrowings	(110)	255	145	313	897	1,210

     A summary of interest rate swaps as of March 31, 2009 and December 31, 2008 follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge variable rate loans):
Notional amount	$78,358	$78,855
Weighted-average receive rate at period end	2.42%	3.21%
Weighted-average pay rate at period end	6.75%	6.75%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$220,799	$1,105,965
Weighted-average receive rate at period end	5.22%	5.30%
Weighted-average pay rate at period end	1.31%	3.09%
Floating rates range from 3 basis points to 6 basis points over 3-month LIBOR
     During the first quarter of 2009, approximately $870.0 million of interest rate swaps that economically hedge brokered CDs were called by the counterparties, mainly due to lower 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $812.0 million swapped-to- floating brokered CDs. The Corporation recorded a net loss of $1.6 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
     As of March 31, 2009, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

     9 — GOODWILL AND OTHER INTANGIBLES

      Goodwill as of March 31, 2009 and December 31, 2008 amounted to $28.1 million recognized as part of “Other Assets.” The goodwill resulted primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2009 and 2008. Goodwill and other indefinite life intangibles are reviewed for impairment at least annually.
     As of March 31, 2009, the gross carrying amount and accumulated amortization of core deposit intangibles was $42.1 million and $22.8 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2008 — $45.8 million and $21.8 million, respectively). During the quarters ended March 31, 2009 and 2008, the amortization expense of core deposits amounted to $1.0 million and $0.9 million, respectively. As a result of an impairment evaluation on core deposit intangibles, in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” there was an impairment charge of $3.7 million recognized during the first quarter of 2009 related to core deposits in FirstBank Florida attributed to decreases in the base of core deposits acquired.
10 — DEPOSITS
     The following table summarizes deposit balances:

	As of	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Non-interest bearing checking account deposits	$641,740	$625,928
Savings accounts	1,499,947	1,288,179
Interest-bearing checking accounts	794,590	726,731
Certificates of deposit	1,800,281	1,986,770
Brokered CDs (includes $322,465 and $1,150,959 measured at fair value as of March 31, 2009 and December 31, 2008, respectively)	6,882,790	8,429,822

	$11,619,348	$13,057,430

     The interest expense on deposits includes the valuation to market of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not elected for the fair value option and changes in fair value of callable brokered CDs elected for the fair value option under SFAS 159 (“SFAS 159 brokered CDs”).

     The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2009	2008
	(In thousands)
Interest expense on deposits	$90,942	$109,153

Amortization of broker placement fees (1)	7,083	2,823

Interest expense on deposits excluding net unrealized gain on derivatives and SFAS 159 brokered CDs	98,025	111,976

Net unrealized gain on derivatives and SFAS 159 brokered CDs	(2,715)	(5,779)

Total interest expense on deposits	$95,310	$106,197

(1)	Related to brokered CDs not elected for the fair value option under SFAS 159.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the quarters ended March 31, 2009 and 2008 amounted to net interest realized of $4.7 million and $7.0 million, respectively.
11 — LOANS PAYABLE
     As of March 31, 2009, loans payable consisted of $935 million in short-term borrowings under the Federal Reserve (FED) Discount Window Program bearing interest within a range of 0.25% to 0.50% (weighted average of 0.37%). In the first quarter of 2009, the Corporation received approval to participate in the Borrower-in-Custody (“BIC”) Program of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of March 31, 2009, the Corporation had an additional capacity of approximately $957.7 million on this credit facility based on collateral pledged at the FED, including the haircut reflecting the perceived risk associated with holding the collateral.
12 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Repurchase agreements, interest ranging from 0.60% to 5.39% (2008 - 2.29% to 5.39%)	$3,173,780	$3,421,042

     Repurchase agreements mature as follows:

(In thousands)
One to thirty days	$86,280
Over thirty to ninety days	100,000
Over ninety days to one year	487,500
One to three years	900,000
Three to five years	1,000,000
Over five years	600,000

Total	$3,173,780

     As of March 31, 2009 and December 31, 2008, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.
     Repurchase agreements as of March 31, 2009, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)
Credit Suisse First Boston	$1,098,780	30
Citigroup Global Markets	600,000	46
JP Morgan	575,000	29
Barclays Capital	500,000	32
Dean Witter / Morgan Stanley	300,000	39
UBS Financial Services, Inc.	100,000	39

	$3,173,780

13 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
     Following is a detail of the advances from the FHLB:

	March 31,	December 31,
	2009	2008
	(In thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 2.18% (2008 - 3.09%)	$1,540,440	$1,060,440

     Advances from FHLB mature as follows:

(In thousands)
One to thirty days	$700,000
Over thirty to ninety days	15,000
Over ninety days to one year	65,000
One to three years	507,000
Three to five years	253,440

Total	$1,540,440

     As of March 31, 2009, the Corporation had additional capacity of approximately $262.2 million on this credit facility based on collateral pledged at the FHLB, including the haircut reflecting the perceived risk associated with holding the collateral.
14 — NOTES PAYABLE
     Notes payable consist of:

	March 31,	December 31,
	2009	2008
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of March 31, 2009 and December 31, 2008) maturing on October 18, 2019, measured at fair value under SFAS 159	$9,886	$10,141

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,037	6,245

Series B maturing on May 27, 2011	6,669	6,888

Total	$22,592	$23,274

15 — OTHER BORROWINGS
     Other borrowings consist of:

	March 31,	December 31,
	2009	2008
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (4.07% as of March 31, 2009 and 4.62% as of December 31, 2008	$103,073	$103,048

Junior subordinate debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (3.79% as of March 31, 2009 and 4.00% as of December 31, 2008)	$128,866	$128,866

Total	$231,939	$231,914

16 — STOCKHOLDERS’ EQUITY
     Common stock
     The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. As of March 31, 2009 and December 31, 2008, there were 102,444,549 shares issued and 92,546,749 shares outstanding. In February 2009, the Corporation’s Board of Directors declared a first quarter cash dividend of $0.07 per common share which was paid on March 31, 2009 to common stockholders of record on March 15, 2009.
     Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2009 and 2008 by the Corporation. As of March 31, 2009 and December 31, 2008, of the total amount of common stock repurchased, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
     Preferred stock
     The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of March 31, 2009, the Corporation has five outstanding series of non- convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E, which trade on the NYSE. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on the non-convertible non-cumulative preferred stock for the first quarter of 2009 and 2008 amounted to $10.1 million.
In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. The Series F Preferred Stock has a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury 10-year warrants to purchase 5,842,259 shares of the Corporation’s common stock at an exercise price of $10.27 per share. The Corporation registered the Series F Preferred Stock, the warrants and the shares of common stock underlying the warrants for resale under the Securities Act of 1933. The allocated carrying values of the Series F Preferred Stock and the warrant on the date of issuance (based on the relative fair values) were $374.2 million and $25.8 million, respectively. The Series F Preferred Stock will accrete to the redemption price of $400 million over five years.
     The Series F Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series F Preferred Stock will accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series F Preferred Stock will rank pari passu with the Corporation’s existing Series A through E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement of this issuance contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. For the quarter ended March 31, 2009, preferred stock dividends of Series F Preferred Stock amounted to $4.2 million, including $2.6 million of cumulative preferred dividends not declared as of the end of the period.
     The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
—	diluting the voting power of the current holders of common stock (the shares underlying the Warrant represent approximately 6% of the Corporation’s shares of common stock as of March 31, 2009);
—	diluting the earnings per share and book value per share of the outstanding shares of common stock; and
—	potentially making the payment of dividends on common stock potentially more expensive.
17 — INCOME TAXES
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
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%, except that in 2009 the Puerto Rico Government approved legislation, Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000; which raised the maximum statutory tax rate from 39% to 40.95%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to a special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For the quarter ended March 31, 2009, the Corporation recognized an income tax benefit of $14.2 million, compared to an income tax benefit of $7.7 million recorded for the same period in 2008. The positive fluctuation in the financial results was mainly attributable to lower taxable income and adjustments to deferred tax asset, as a result of the aforementioned changes to the PR Code enacted tax rates. The Corporation recorded an additional income tax benefit of $4.3 million for the quarter ended March 31, 2009 in connection with changes to enacted tax rates, net of a $1.8 million provision recorded for the operations of FirstBank Overseas Corporation. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.

     As of March 31, 2009, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $7.9 million, compared to a valuation allowance of $7.3 million as of December 31, 2008. As of March 31, 2009, the deferred tax asset, net of the valuation allowance of $7.9 million, amounted to approximately $140.9 million compared to $128.0 million, net of the valuation allowance of $7.3 million as of December 31, 2008.
     FASB Interpretation No. 48 (“FIN 48”) prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with FIN 48 and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”).
     As of March 31, 2009, the balance of the Corporation’s UTBs amounted to $15.5 million (excluding accrued interest), all of which, if recognized, would affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2009 and December 31, 2008, the Corporation’s accrual for interest that relates to tax uncertainties amounted to $7.2 million and $6.8 million, respectively. As of March 31, 2009, there is no need to accrue for the payment of penalties. For the first quarter ended on March 31, 2009 and 2008, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.4 million and $0.6 million, respectively. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Corporation expects to reverse during the second quarter of 2009 approximately $10.8 million of UTBs, and $5.3 million of related accrued interest due to the lapse of the statute of limitations for the 2004 taxable year. For the remaining outstanding UTBs, the Corporation cannot make any reasonably reliable estimate of the timing of future cash flows or changes, if any, associated with such obligations.
     The Corporation’s UTBs and interest relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has expired. The statute of limitations under the PR Code is 4 years, and for Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. All tax years subsequent to 2004 remain open to examination under the PR Code and taxable years subsequent to 2005 remain open to examination for Virgin Islands and U.S. income tax purposes.
18 — FAIR VALUE
     SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The Corporation elected to adopt the fair value option for certain of its brokered CDs and medium-term notes (“SFAS 159 liabilities”) on the adoption date.
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected the fair value option for certain financial liabilities that were hedged with interest rate swaps that were previously designated for fair value hedge accounting in accordance with SFAS 133. As of March 31, 2009 and December 31, 2008, these liabilities included callable brokered CDs with an aggregate fair value of $322.5 million and $1.15 billion, respectively, and principal balance of $318.2 million and $1.13 billion, respectively, recorded in interest-bearing deposits, and certain medium-term notes with a fair value of $9.9 million and $10.1 million, respectively, and principal balance of $15.4 million recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Corporation did not elect the fair value option for the vast majority of other brokered CDs because these are not hedged by derivatives.
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
     The following is a description of the valuation methodologies used for instruments measured at fair value:
Callable Brokered CDs
     The fair value of callable brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits. The fair value does not incorporate the risk of non performance, since the callable brokered CDs are generally participated out by brokers in shares of less than $100,000 and insured by the FDIC.

Medium-Term Notes
     The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between Swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the first quarter of 2009 and 2008 amounted to $0.3 million and $0.9 million, respectively. The cumulative mark-to-market unrealized gain on the medium-term notes since the adoption of SFAS 159 attributable to credit risk amounted to $6.0 million as of March 31, 2009.
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
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $1.9 million as of March 31, 2009 which includes an unrealized loss of $0.5 million recorded in the first quarter of 2009 and an unrealized gain of $0.3 million for the first quarter of 2008.

     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of March 31, 2009				As of December 31, 2008
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale (1)	$1,836	$3,833,634	$110,982	$3,946,452	$2,217	$3,746,142	$113,983	$3,862,342
Derivatives, included in assets (1)	—	1,948	982	2,930	—	7,250	760	8,010

Liabilities:
Callable brokered CDs (2)	—	322,465	—	322,465	—	1,150,959	—	1,150,959
Medium-term notes (2)	—	9,886	—	9,886	—	10,141	—	10,141
Derivatives, included in liabilities (1)	—	7,186	—	7,186	—	8,505	—	8,505

(1)	Carried at fair value prior to the adoption of SFAS 159.

(2)	Items for which the Corporation has elected the fair value option under SFAS 159.

	Changes in Fair Value for the Quarter Ended
	March 31, 2009, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option
			Total
			Changes in Fair Value
	Unrealized Gains and	Unrealized Gains and	Unrealized Gains
	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)
Callable brokered CDs	$(1,781)	$—	$(1,781)
Medium-term notes	—	43	43

	$(1,781)	$43	$(1,738)

(1)	Changes in fair value for the quarter ended March 31, 2009 include interest expense on callable brokered CDs of $8.9 million and interest expense on medium-term notes of $0.2 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 is recorded in interest expense in the Consolidated Statement of Income based on their contractual coupons.

	Changes in Fair Value for the Quarter Ended
	March 31, 2008, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option
			Total
			Changes in Fair Value
	Unrealized Loss and	Unrealized Gains and	Unrealized Gains
	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)
Callable brokered CDs	$(98,672)	$—	$(98,672)
Medium-term notes	—	685	685

	$(98,672)	$685	$(97,987)

(1)	Changes in fair value for the quarter ended March 31, 2008 include interest expense on callable brokered CDs of $49.1 million and interest expense on medium-term notes of $0.2 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 is recorded in interest expense in the Consolidated Statement of Income based on their contractual coupons.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2009 and 2008.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended March 31, 2009)		(Quarter Ended March 31, 2008)
	Derivatives(1)	Securities Available For Sale(2)	Derivatives(1)	Securities Available For Sale(2)
(In thousands)
Beginning balance	$760	$113,983	$5,103	$133,678
Total gains or (losses) (realized / unrealized):
Included in earnings	222	—	(2,215)	—
Included in other comprehensive income	—	1,128	—	(10,632)
Principal repayments and amortization	—	(4,129)	—	(3,995)

Ending balance	$982	$110,982	$2,888	$119,051

(1)	Amounts related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain private label mortgage-backed securities which were carried at fair value prior to the adoption of SFAS 159.
     The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2009 and 2008 for Level 3 assets and liabilities that are still held as of the end of each period.

	Changes in Unrealized	Changes in Unrealized
	Gains	Losses
	Quarter Ended	Quarter Ended
(In thousands)	March 31, 2009	March 31, 2008
Changes in unrealized gains (losses) relating to assets still held at reporting date (1) (2)

Interest income on loans	$5	$(31)
Interest income on investment securities	217	(2,184)

	$222	$(2,215)

(1)	Amounts represent valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Unrealized gain of $1.1 million and unrealized loss of $10.6 million on Level 3 available-for-sale securities was recognized as part of other comprehensive income for the quarters ended March 31, 2009 and 2008, respectively.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

     As of March 31, 2009, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
				the Quarter Ended
	Carrying value as of March 31, 2009			March 31, 2009
	Level 1	Level 2	Level 3
(In thousands)
Loans receivable (1)	$—	$—	$360,442	$31,361
Other Real Estate Owned (2)	—	—	49,434	3,173
Core deposit intangible (3)	—	—	7,952	3,718

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

(3)	Amount represents core deposit intangible of FirstBank Florida. The impairment was generally measured based on internal information about decreases in the base of core deposits acquired upon the acquisition of FirstBank Florida.
     As of March 31, 2008, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
				the Quarter Ended
	Carrying value as of March 31, 2008			March 31, 2008
	Level 1	Level 2	Level 3
(In thousands)
Loans receivable (1)	$—	$—	$67,772	$21,722
Other Real Estate Owned (2)	—	—	33,913	336

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.

19 — SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information follows:

	Quarter Ended March 31,
	2009	2008
	(In thousands)
Cash paid for:
Interest on borrowings	$158,578	$192,791
Income tax	—	1,000

Non-cash investing and financing activities:

Additions to other real estate owned	25,402	24,546
Additions to auto repossesion	19,626	23,472
Capitalization of servicing assets	1,142	302
Loan securitizations	73,411	—
     On January 28, 2008, the Corporation completed the acquisition of VICB with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
20 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Operating Decision Maker and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of March 31, 2009, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. There is also an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
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
     The accounting policies of the business segments are the same as those described in Note 1 to the Corporation’s financial statements for the year ended December 31, 2008 contained in the Corporation’s Annual Report on Form 10-K.
     The Corporation evaluates the performance of the segments based on net interest income after the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
     The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the quarter ended March 31, 2009:
Interest income	$47,415	$40,802	$70,297	$69,756	$30,053	$258,323
Net (charge) credit for transfer of funds	(34,304)	19,800	(29,469)	44,152	(179)	—
Interest expense	—	(19,089)	—	(109,909)	(7,727)	(136,725)

Net interest income	13,111	41,513	40,828	3,999	22,147	121,598

Provision for loan and lease losses	(8,442)	(4,242)	(36,285)	—	(10,460)	(59,429)
Non-interest income	837	6,873	1,266	17,522	3,555	30,053
Direct non-interest expenses	(7,484)	(25,227)	(9,977)	(1,722)	(16,276)	(60,686)

Segment (loss) income	$(1,978)	$18,917	$(4,168)	$19,799	$(1,034)	$31,536

Average earnings assets	$3,078,005	$1,831,508	$6,759,533	$5,559,249	$1,357,110	$18,585,405

For the quarter ended March 31, 2008:
Interest income	$45,105	$42,390	$94,080	$64,618	$32,894	$279,087
Net (charge) credit for transfer of funds	(34,080)	22,191	(57,774)	70,658	(995)	—
Interest expense	—	(19,162)	—	(126,671)	(8,796)	(154,629)

Net interest income	11,025	45,419	36,306	8,605	23,103	124,458

Provision for loan and lease losses	(5,709)	(14,575)	(13,044)	—	(12,465)	(45,793)
Non-interest income	376	7,294	1,011	16,321	4,378	29,380
Direct non-interest expenses	(6,380)	(27,569)	(9,497)	(1,850)	(11,439)	(56,735)

Segment (loss) income	$(688)	$10,569	$14,776	$23,076	$3,577	$51,310

Average earnings assets	$2,812,072	$1,743,524	$5,853,703	$5,100,977	$1,351,709	$16,861,985

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended
	March 31,
	2009	2008
Net income:
Total income for segments and other	$31,536	$51,310
Other operating expenses	(23,842)	(25,452)

Income before income taxes	7,694	25,858
Income tax benefit	14,197	7,731

Total consolidated net income	$21,891	$33,589

Average assets:
Total average earning assets for segments	$18,585,405	$16,861,985
Average non-earning assets	724,662	676,837

Total consolidated average assets	$19,310,067	$17,538,822

21 — COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2009, commitments to extend credit amounted to approximately $1.5 billion and standby letters of credit amounted to approximately $101.0 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     In March 2009 and December 2008, the Corporation obtained from GNMA, a Commitment Authority to issue GNMA mortgage-backed securities for approximately $100.5 million and $50.5 million, respectively. Under this program, as of March 31, 2009, the Corporation had securitized approximately $73 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under these interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with another counterparty under similar terms and conditions. In connection with the unpaid net cash settlement due as of March 31, 2009, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The market value of pledged securities with Lehman as of March 31, 2009 amounted to approximately $59.1 million (amortized cost of $57.4 million). The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise.
     As of March 31, 2009, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

22 — FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2009 and December 31, 2008 and the results of its operations for the quarters ended March 31, 2009 and 2008.

	As of	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Assets

Cash and due from banks	$82,686	$58,075
Money market investments	300	300

Investment securities available for sale, at market:
Equity investments	290	669

Other investment securities	1,550	1,550
Investment in FirstBank Puerto Rico, at equity	1,938,094	1,574,940
Investment in FirstBank Insurance Agency, at equity	6,162	5,640
Investment in Ponce General Corporation, at equity	165,054	123,367
Investment in PR Finance, at equirty	2,855	2,789
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	6,002	6,596

Total assets	$2,209,952	$1,780,885

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,939	$231,914
Accounts payable and other liabilities	773	854

Total liabilities	232,712	232,768
Stockholders’ equity	1,977,240	1,548,117

Total Liabilities & Stockholders’ Equity	$2,209,952	$1,780,885

	Quarter Ended
	March 31,	March 31,
	2009	2008
	(In thousands)
Income:

Interest income on investment securities	$—	$733
Interest income on other investments	1	529
Dividends from FirstBank Puerto Rico	19,977	11,871
Dividends from other subsidiaries	—	2,500
Other income	72	120

	20,050	15,753

Expense:

Notes payable and other borrowings	2,438	4,263
Interest on funding to subsidiaries	—	550
Recovery for loan losses	—	(1,398)
Other operating expenses	411	471

	2,849	3,886

Net loss on investments and impairments	(388)	—

Income before income taxes and equity in undistributed earnings of subsidiaries	16,813	11,867

Income tax benefit (provision)	8	(545)

Equity in undistributed earnings of subsidiaries	5,070	22,267

Net income	$21,891	$33,589

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended
	March 31,	March 31,
	2009	2008
Condensed Income Statements:
Total interest income	$258,323	$279,087
Total interest expense	136,725	154,629
Net interest income	121,598	124,458
Provision for loan and lease losses	59,429	45,793
Non-interest income	30,053	29,380
Non-interest expenses	84,528	82,187
Income before income taxes	7,694	25,858
Income tax benefit	14,197	7,731
Net income	21,891	33,589
Net income attributable to common stockholders	6,773	23,520
Per Common Share Results:
Net income per share basic	$0.07	$0.25
Net income per share diluted	$0.07	$0.25
Cash dividends declared	$0.07	$0.07
Average shares outstanding	92,511	92,504
Average shares outstanding diluted	92,511	92,592
Book value per common share	$11.37	$9.73
Tangible book value per common share (1)	$10.86	$9.13
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.45	0.77
Interest Rate Spread (2)	2.47	2.64
Net Interest Margin (2)	2.85	3.09
Return on Average Total Equity	4.66	9.36
Return on Average Common Equity	2.65	10.63
Average Total Equity to Average Total Assets	9.73	8.18
Tangible common equity ratio (1)	5.11	4.67
Dividend payout ratio	95.72	27.53
Efficiency ratio (3)	55.74	53.42
Asset Quality:
Allowance for loan and lease losses to loans receivable	2.24	1.74
Net charge-offs (annualized) to average loans	1.16	0.85
Provision for loan and lease losses to net charge-offs	154.66	179.82
Non-performing assets to total assets	3.92	2.56
Non-accruing loans to total loans receivable	5.27	3.49
Allowance to total non-accruing loans	42.49	49.94
Allowance to total non-accruing loans excluding residential real estate loans	76.28	109.73
Other Information:
Common Stock Price: End of period	$4.26	$10.16

	As of	As of
	March 31,	December 31,
	2009	2008
Balance Sheet Data:
Loans and loans held for sale	$13,533,087	$13,088,292
Allowance for loan and lease losses	302,531	281,526
Money market and investment securities	5,506,997	5,709,154
Intangible assets	47,371	52,083
Deferred tax asset, net	140,851	128,039
Total assets	19,709,150	19,491,268
Deposits	11,619,348	13,057,430
Borrowings	5,903,751	4,736,670
Total preferred equity	925,162	550,100
Total common equity	969,327	940,628
Accumulated other comprehensive income, net of tax	82,751	57,389
Total equity	1,977,240	1,548,117

1-	Non-gaap measures. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.

2-	On a tax equivalent basis (see “Net Interest Income” discussion below).

3-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp (the “Corporation” or “First BanCorp”) and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
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
     Net income for the quarter ended March 31, 2009 amounted to $21.9 million or $0.07 per diluted common share, compared to $33.6 million or $0.25 per diluted common share for the quarter ended March 31, 2008. The Corporation’s financial performance for the first quarter of 2009, as compared to the first quarter of 2008, was principally impacted by: (i) an increase of $13.6 in the provision for loan and lease losses attributable to higher specific reserves for impaired loans, higher general reserves for the construction and residential mortgage loan portfolio and the overall growth on the Corporation’s loan portfolio, (ii) a decrease of $2.9 million in net interest income adversely impacted by lower loan yields that more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets, and (iii) an increase of $2.3 million in non-interest expenses driven primarily by a 7 basis points increase in the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premium, which is a non-controllable expense, and by higher losses in Real Estate Owned (“REO”)

operations. These factors were partially offset by: (i) an increase of $0.7 million in non-interest income mainly related to a realized gain of $17.8 million on the sale of investment securities (mainly U.S. sponsored agency fixed-rate MBS) during the first quarter of 2009, compared to a realized gain of $6.9 million for the first quarter of 2008, partially offset, when compared to the first quarter of 2008, by the $9.3 million gain recorded in the first quarter of 2008 on the mandatory redemption of a portion of the Corporation’s investment in VISA, Inc. (“VISA”) as part of VISA’s Initial Public Offering (“IPO”) in March 2008, and (ii) a net income tax benefit increase of $6.5 million resulting from lower taxable income and changes in enacted tax rates in Puerto Rico.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended March 31, 2009 include the following:
•	Net interest income for the quarter ended March 31, 2009 was $121.6 million, compared to $124.5 million for the same period in 2008. The net interest spread and margin, on an adjusted tax equivalent basis, for the quarter ended March 31, 2009 were 2.47% and 2.85%, respectively, compared to 2.64% and 3.09%, respectively, for the same period in 2008. Net interest income was adversely impacted by the repricing of floating-rate commercial and construction loans at lower rates, a significant increase in non-accrual loans and the acceleration of mortgage-backed securities (“MBS”) prepayments. Lower loan yields more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets.

Average interest-earning assets for the first quarter of 2009 increased by approximately $1.8 billion as compared to the same period in 2008. Average loans increased by $1.3 billion driven by the Corporation’s internal commercial and residential mortgage loan originations and selected purchases, including the previously reported acquisition of a $218 million auto loan portfolio during the third quarter of 2008. Refer to the “Net Interest Income” discussion below for additional information about, among other things, recent actions taken by the Corporation to restructure its investment portfolio.

•	For the first quarter of 2009, the Corporation’s provision for loan and lease losses amounted to $59.4 million, compared to $45.8 million for the same period in 2008. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2009 was primarily due to: a higher volume of impaired construction and commercial loans, in particular construction loans in the U.S. mainland; higher general reserves for potential losses inherent in the construction and residential mortgage loan portfolio in Puerto Rico, to account for trends in delinquency and charge-offs levels, as well as the continuing deterioration of the economic and housing market environment; and the overall growth on the Corporation’s loan portfolio.

The Corporation’s net charge-offs for the first quarter of 2009 were $38.4 million or 1.16% of average loans on an annualized basis, compared to $25.5 million or 0.85% of average loans on an annualized basis for the same period in 2008. The increase in net charge-offs was driven by higher charge-offs for residential, commercial and construction loans.

Refer to “Provision for Loan and Lease Losses” and “Risk Management – Non-performing assets and Allowance for Loan and Lease Losses” sections below for additional information.

•	For the quarter ended March 31, 2009, the Corporation’s non-interest income amounted to $30.1 million, compared to $29.4 million for the quarter ended March 31, 2008. The financial results for the first quarter of 2008 include the $9.3 million gain recorded in the first quarter of 2008 on the mandatory redemption of a portion of the Corporation’s investment in VISA in connection with VISA’s IPO in March 2008. Excluding this transaction, non-interest income increased by $10.0 million, as compared to the first quarter of 2008 mainly due to a realized gain of $17.8 million on the sale of certain investments (mainly U.S. sponsored agency fixed-rate MBS) during the first quarter of 2009, compared to a realized gain of $6.9 million for the first quarter of 2008. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the first quarter of 2009 amounted to $84.5 million, compared to $82.2 million for the same period in 2008. The increase was driven primarily by a 7 basis points increase in the FDIC deposit insurance premium, which is a non-controllable expense, and by higher losses in REO operations, driven by a higher inventory and declining real estate prices that have caused write-downs of the value of repossessed properties. Also contributing to higher non-interest expenses was a $3.7 million impairment of the core deposit intangible of FirstBank Florida. However, the Corporation had decreases in its ordinary operating expenses, including a $1.9 million decrease in professional service fees, a decrease of $1.1 million in business promotion expenses and a decrease of $2.1 million in employees’ compensation and benefit expenses, as the Corporation continues with cost reduction efforts. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the first quarter of 2009, the Corporation recorded an income tax benefit of $14.2 million, compared to an income tax benefit of $7.7 million for the same period in 2008. The fluctuation is mainly related to increased deferred tax benefits due to a lower current income tax provision due to lower taxable-income and adjustments to deferred tax asset, as a result of changes to the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”), enacted rates. Refer to “Income Taxes” discussion below for additional information.

•	Total assets as of March 31, 2009 amounted to $19.7 billion, an increase of $217.9 million compared to total assets as of December 31, 2008. The Corporation’s loan portfolio increased by $444.8 million (before the allowance for loan and lease losses), driven by a $500 million facility extended to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), a public corporation of the Government of Puerto Rico, which will help the local government implement its economic stimulus plan. The loan has a three-year term and will be repaid with funds from future COFINA bond issues. Partially offsetting the increase in the loan portfolio were the aforementioned sale of approximately $423 million of investment securities (mainly U.S. agency MBS), $220 million of U.S agency debentures called during the first quarter of 2009, the acceleration of MBS prepayments and the use of excess liquidity to pay down maturing borrowings. Refer to “Financial Condition and Operating Data” discussion below for additional information.

•	As of March 31, 2009, total liabilities amounted to $17.7 billion, a decrease of approximately $211.2 million, as compared to $17.9 billion as of December 31, 2008. The decrease in total liabilities was mainly attributable to excess liquidity used to repay maturing borrowings, in particular brokered CDs and repurchase agreements. Also, the Corporation is using low-cost alternate sources of funding, such as advances from the Federal Home Loan Bank (FHLB) and from the Federal Reserve (FED), for refinancing brokered CDs called or matured. Total deposits, excluding brokered CDs, increased by $109.0 million from the balance as of December 31, 2008, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts. Refer to “Risk management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	The Corporation’s stockholders’ equity amounted to $2.0 billion as of March 31, 2009, an increase of $429.1 million compared to the balance as of December 31, 2008, driven by the $400 million investment by the United States Department of the Treasury (the “U.S. Treasury”) in preferred stock of the Corporation through the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program and a net unrealized gain of $25.4 million on the fair value of available-for-sale securities recorded as part of comprehensive income. Partially offsetting these increases were dividends amounting to $18.2 million for the first quarter of 2009 ($6.5 million, or $0.07 per common stock, and $11.7 million in preferred stock). Refer to “Risk Management – Capital” section below for additional information.

•	Total loan production, including purchases, for the quarter ended March 31, 2009 was $1.3 billion, compared to $1.0 billion for the comparable period in 2008. The increase in loan production during 2009, as compared to the first quarter of 2008, was mainly associated with the $500 million facility extended to COFINA. Despite the present economic climate, the Corporation’s residential mortgage loan originations, including purchases of approximately $58.7 million, amounted to $142.9 million. During the first quarter of 2009, and for the first time in several years, the Corporation completed the securitization of approximately $73 million of

FHA/VA mortgage loans into GNMA MBS. Approximately 52% of the residential mortgage loan originations in Puerto Rico during the first quarter of 2009 consisted of conforming mortgage loans.

•	Total non-performing assets as of March 31, 2009 were $773.5 million, compared to $637.2 million as of December 31, 2008. The slumping economy and continuing deterioration of the housing market in the United States coupled with recessionary conditions in Puerto Rico’s economy have resulted in higher non-performing balances in most of the Corporation’s loan portfolios. Refer to “Risk Management — Non-accruing and Non-performing Assets” section below for additional information.
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
     The Corporation’s critical accounting policies are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2008 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2008.
RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2009 was $121.6 million, compared to $124.5 million for the comparable period in 2008. On a tax equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities elected to be measured at fair value under SFAS 159, “The Fair Value Option for Financial

Assets and Financial Liabilities,” net interest income for the quarter ended March 31, 2009 was $132.4 million, compared to $131.3 million for the first quarter of 2008.
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
     The net interest income is computed on a tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to discussions below) and excluding: (1) the change in the fair value of derivative instruments and (2) unrealized gains or losses on SFAS 159 liabilities.

Part I

	Average Volume		Interest income(1) / expense		Average Rate(1)
Quarter ended March 31,	2009	2008	2009	2008	2009	2008
			Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$114,837	$429,441	$91	$3,259	0.32%	3.05%

Government obligations (2)	1,141,091	2,268,554	19,601	37,145	6.97%	6.59%
Mortgage-backed securities	4,254,355	2,392,283	63,421	33,991	6.05%	5.71%
Corporate bonds	7,711	7,711	33	141	1.74%	7.35%
FHLB stock	71,119	61,748	360	1,121	2.05%	7.30%
Equity securities	2,360	4,263	18	11	3.09%	1.04%

Total investments (3)	5,591,473	5,164,000	83,524	75,668	6.06%	5.89%

Residential real estate loans	3,496,429	3,188,296	54,049	51,720	6.27%	6.52%
Construction loans	1,545,731	1,472,488	14,102	23,720	3.70%	6.48%
Commercial loans	6,110,754	5,221,823	64,145	85,440	4.26%	6.58%
Finance leases	360,276	378,002	7,582	8,288	8.53%	8.82%
Consumer loans	1,725,350	1,653,520	48,594	48,056	11.42%	11.69%

Total loans (4) (5)	13,238,540	11,914,129	188,472	217,224	5.77%	7.33%

Total interest-earning assets	$18,830,013	$17,078,129	$271,996	$292,892	5.86%	6.90%

Interest-bearing liabilities:
Brokered CDs	$7,461,148	$7,199,623	$72,833	$85,681	3.96%	4.79%
Other interest-bearing deposits	4,027,725	3,306,610	25,192	26,295	2.54%	3.20%
Loans payable	297,556	—	346	—	0.47%	0.00%
Other borrowed funds	3,651,695	3,670,829	32,922	38,494	3.66%	4.22%
FHLB advances	1,246,373	1,067,070	8,292	11,148	2.70%	4.20%

Total interest-bearing liabilities (6)	$16,684,497	$15,244,132	$139,585	$161,618	3.39%	4.26%

Net interest income			$132,411	$131,274

Interest rate spread					2.47%	2.64%

Net interest margin					2.85%	3.09%

(1)	On an adjusted tax equivalent basis. The adjusted tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less Puerto Rico statutory tax rate as adjusted for recent changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs in 2009, 35.95% for the Corporation’s IBEs in 2009 and 39% for all subsidiaries in 2008)) and adding to it the cost of interest-bearing liabilities. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on SFAS 159 liabilities are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans.

(5)	Interest income on loans includes $2.8 million and $2.5 million for the first quarter of 2009 and 2008, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.

Part II

	Quarter ended March 31,
	2009 compared to 2008
	Increase (decrease)
	Due to:
	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:

Money market & other short-term investments	$(1,426)	$(1,742)	$(3,168)
Government obligations	(19,132)	1,588	(17,544)
Mortgage-backed securities	27,371	2,059	29,430
Corporate bonds	—	(108)	(108)
FHLB stock	111	(872)	(761)
Equity securities	(10)	17	7

Total investments	6,914	942	7,856

Residential real estate loans	4,694	(2,365)	2,329
Construction loans	899	(10,517)	(9,618)
Commercial loans	11,832	(33,127)	(21,295)
Finance leases	(419)	(287)	(706)
Consumer loans	1,869	(1,331)	538

Total loans	18,875	(47,627)	(28,752)

Total interest income	25,789	(46,685)	(20,896)

Interest expense on interest-bearing liabilities:

Brokered CDs	2,622	(15,470)	(12,848)
Other interest-bearing deposits	5,075	(6,178)	(1,103)
Loans payable	346	—	346
Other borrowed funds	(209)	(5,363)	(5,572)
FHLB advances	1,520	(4,376)	(2,856)

Total interest expense	9,354	(31,387)	(22,033)

Change in net interest income	16,435	(15,298)	1,137

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law (Refer to Income Taxes discussion below for additional information regarding recent legislation that imposes a temporary 5% tax rate on IBEs net income). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate as adjusted for recent changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs in 2009, 35.95% for the Corporation’s IBEs in 2009 and 39% for all subsidiaries in 2008)) and adding to it the cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. A significant increase in revenues was observed in connection with the increase in volume and interest rate spread in tax-exempt MBS held by the Corporation’s international banking entities. Refer to “Income Taxes” discussion below for additional information of the Puerto Rico tax law.
     The presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments and unrealized gains or losses on SFAS 159 liabilities provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments and unrealized gains or losses on SFAS 159 liabilities have no effect on interest due or interest earned on interest-bearing assets or interest-bearing liabilities, respectively, or on interest payments exchanged with interest rate swap counterparties.
     The following table reconciles the interest income on an adjusted tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of Income:

	Quarter Ended March 31,
(In thousands)	2009	2008
Interest income on interest-earning assets on an adjusted tax equivalent basis	$271,996	$292,892
Less: tax equivalent adjustments	(14,448)	(9,082)
Plus: net unrealized gain (loss) on derivatives	775	(4,723)

Total interest income	$258,323	$279,087

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	Quarter Ended March 31,
(In thousands)	2009	2008
Unrealized gain (loss) on derivatives (economic undesignated hedges):
Interest rate caps	$222	$(2,215)
Interest rate swaps on loans	553	(2,508)

Net unrealized gain (loss) on derivatives (economic undesignated hedges)	$775	$(4,723)

     The following table summarizes the components of interest expense for the quarter ended March 31, 2009 and 2008. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives and unrealized gains or losses on SFAS 159 liabilities.

	Quarter Ended March 31,
(In thousands)	2009	2008
Interest expense on interest-bearing liabilities	$137,154	$165,837
Net interest realized on interest rate swaps	(4,652)	(7,042)
Amortization of placement fees on brokered CDs	7,083	2,823

Interest expense excluding net unrealized gain on derivatives (economic undesignated hedges) and net unrealized gain on SFAS 159 liabilities	139,585	161,618
Net unrealized gain on derivatives (economic undesignated) and SFAS 159 liabilities	(2,860)	(6,989)

Total interest expense	$136,725	$154,629

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain on SFAS 159 liabilities which are included in interest expense.

	Quarter Ended March 31,
	2009	2008
(In thousands)
Unrealized loss (gain) on derivatives (economic undesignated hedges):

Interest rate swaps and other derivatives on brokered CDs	$4,426	$(55,336)
Interest rate swaps and other derivatives on medium-term notes	110	(313)

Net unrealized loss (gain) on derivatives (economic undesignated hedges)	$4,536	$(55,649)

Unrealized (gain) loss on SFAS 159 liabilities:

Unrealized (gain) loss on brokered CDs	(7,141)	49,557
Unrealized (gain) on medium-term notes	(255)	(897)

Net unrealized (gain) loss on SFAS 159 liabilities	$(7,396)	$48,660

Net unrealized gain on derivatives (economic undesignated hedges) and SFAS 159 liabilities	$(2,860)	$(6,989)

     Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements, advances from the FHLB and FED and notes payable.
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
     Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate swaps, that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans and investments).
     Unrealized gains or losses on SFAS 159 liabilities represent the change in the fair value of liabilities (medium-term notes and brokered CDs), other than the accrual of interests, for which the Corporation elected the fair value option under SFAS 159.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. The Corporation’s derivatives are mainly composed of interest rate swaps that are used to convert the fixed interest payment on its brokered CDs and medium-term notes to variable payments (receive fixed/pay floating). Refer to Note 8 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
     Net interest income decreased 2% to $121.6 million for the first quarter of 2009, from $124.5 million in the first quarter of 2008. Net interest income was adversely impacted by the repricing of floating-rate commercial and construction loans at lower rates, a significant increase in non-accrual loans and the acceleration of MBS prepayments. Net interest margin on an adjusted tax-equivalent basis decreased from 3.09% for the first quarter of 2008 to 2.85% for the first quarter of 2009. Lower loan yields more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets. The Corporation’s balance sheet moved modestly into an asset sensitive position, exacerbated by the significant increase of over $300 million in non-performing assets since March 2008 and the high level of MBS prepayments. Since the latter part of 2008 and exacerbated in 2009, MBS prepayments have accelerated as a result of low interest rates on mortgages, and are expected to continue to occur at high levels for the upcoming months because the U.S. Government’s economic recovery plan includes measures designed to facilitate mortgage re-financings. This scenario presents an additional challenge for the Corporation since the current interest rate environment may require the reinvestment of proceeds at lower prevailing rates. Refer to “Financial Condition and Operating Data” discussion below for information about the Corporation’s recent actions to restructure its investment portfolio.
     On the asset side, the average yield on the Corporation’s interest-earning assets decreased by 104 basis points driven by lower yields on the variable-rate commercial and construction loan portfolio tied to short-term indexes and the increase in non-performing loans. The weighted-average yield on loans decreased by 156 basis points as compared to the first quarter of 2008. The target for the Federal Funds rate was lowered between 400 and 425 basis points from December 31, 2007 to March 31, 2009 and the Prime Rate dropped to 3.25% from 7.25% as of December 31, 2007. The Corporation is currently originating loans and renegotiating existing ones at higher credit spreads to account for inherent risks in the current economy. Such actions are expected to impact positively net interest income going forward.
     Average earning assets for the first quarter of 2009 increased by $1.8 billion, as compared to the first quarter of 2008, driven by commercial and residential real estate loan originations, and to a lesser extent, purchases of loans during 2008 that contributed to a wider spread. Also, the average volume of investment securities increased by $427.5 million mainly attributable to U.S. agency MBS purchased in 2008 (approximately $2.2 billion for the last three quarters of 2008). However, in response to high prepayment expectations, during the first quarter of 2009 the Corporation began to restructure its investment portfolio, completing the sale of approximately $423 million in investment securities (mainly U.S. agency MBS), taking advantage of the surge in MBS prices and realizing gains in the process (refer to “Non-interest income” discussion below). Proceeds from the sale and prepayments of MBS, as well as proceeds from the $220 million U.S. agency debentures called during the quarter, were reinvested in part in U.S. agency callable debentures with contractual maturities ranging from two to three years (approximately $515 million) and U.S. agency floating-rate collateral-mortgage obligations (approximately $125 million).
     On the funding side, the average cost of the Corporation’s interest-bearing liabilities decreased by 87 basis points mainly due to lower short-term rates and the mix of borrowings. During 2009, the Corporation relied more on low-cost sources of funding such as advances from the FHLB and FED to replace brokered CDs that matured or were called, which decreased interest expense and improved the matching with current loan yields. The volume of swapped-to-floating brokered CDs decreased from $3.1 billion as of March 31, 2008 to $1.1 billion at the beginning of the year and to $318 million as of March 31, 2009. The current low interest rate levels made available short-term brokered CD rates with lower spreads over LIBOR rates, as reflected in the $1.2 billion of new brokered CDs issued in the latter part of the first quarter of 2009 at an average rate of 0.72%, which contributed to the overall decrease in the cost of funding. The effect of lower short-term rates on the Corporation’s average cost of funds was partially mitigated by interest risk management strategies implemented by the Corporation, in particular during the second half of 2008, to reduce its exposure to high levels of market volatility by, among other things, entering into long-term and structured repurchase agreements, which replaced short-term borrowings.
     On an adjusted tax equivalent basis, net interest income increased by $1.1 million, or 1%, for the first quarter of 2009 compared to the same period in 2008. The increase was principally due to the $5.4 million increase in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The increase in the tax-equivalent adjustment was mainly related to increases in the interest rate spread on tax-exempt assets due to lower short-term rates and a higher average volume of MBS held by the Corporation’s international banking entity subsidiary, FirstBank Overseas Corporation.
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
     For the quarter ended on March 31, 2009, the Corporation provided $59.4 million for loan and lease losses, as compared to $45.8 million for the same period in 2008. Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related information.
     The increase in the allowance for loan and lease losses, as compared to the first quarter of 2008, is mainly attributable to: higher specific reserves for impaired loans, in particular construction loans in the U.S. mainland; higher general reserves for potential losses inherent in the construction and residential mortgage loan portfolio in Puerto Rico, to account for trends in delinquency and charge-offs levels, as well as the continuing deterioration of the economic and housing market environment; and the overall growth on the Corporation’s loan portfolio.
     During the first quarter of 2009, several commercial and construction loans were classified as impaired under SFAS 114 due to current economic conditions. As of March 31, 2009, there was $690.8 million of impaired construction and commercial loans with a related specific reserve of $102.1 million, compared to $481.3 million with a related specific reserve of $83.4 million as of December 31, 2008, and $178.3 million with a related specific reserve of $22.7 million as of March 31, 2008. The increase in impaired loans for the first quarter of 2009 was mainly driven by impaired construction loans in the U.S. mainland, which increased by approximately $103.8 million and the specific reserve of construction loans in the U.S. mainland increased $9.8 million since December 2008.
     Among construction loans classified as impaired in the U.S mainland during the first quarter of 2009 are a $65.8 million loan extended for the acquisition and development of land and commercial properties (resort development) in Miami Beach, Florida and a $39.2 million land loan for future development of a residential project in Miami-Dade County, Florida, both affected by the real estate market slowdown. It is probable that the Corporation will not be able to collect all amounts due according to the original contractual terms of these loan agreements; however, loan-to-value ratios continue to be adequate despite the current deterioration of the real estate market in Florida. The Corporation’s loan portfolio in the United States mainland, primarily in the state of Florida, totals $1.5 billion, or 11% of the total loan portfolio.
     The construction loan portfolio in Puerto Rico accounted for $36.5 million, or 15% of the total increase in impaired loans since December 2008. In Puerto Rico, a $20.3 million construction loan extended for land development and construction of a residential housing project was classified as impaired during the first quarter of 2009. The development of this project has been delayed in light of lower than expected demand due to diminished consumer purchasing power and general economic conditions.

     Refer to the discussions under “Financial Condition and Operating Analysis – Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.
Non-Interest Income

	Quarter Ended
	March 31,	March 31,
	2009	2008
	(In thousands)
Other service charges on loans	$1,529	$1,313
Service charges on deposit accounts	3,165	3,364
Mortgage banking activities	806	319
Rental income	449	543
Insurance income	2,370	2,728
Other operating income	4,284	4,920

Non-interest income before net gain on investments	12,603	13,187

Gain on VISA shares	—	9,342
Net gain on sale of investments	17,838	6,851
Impairment on investments	(388)	—

Net gain on investments	17,450	16,193

Total	$30,053	$29,380

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
     Income from mortgage banking activities includes gains on sales and securitization of loans and revenues earned administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.
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
     Non-interest income increased to $30.1 million for the first quarter of 2009 from $29.4 million for the first quarter of 2008. The increase is mainly related to the sale of investment securities, including a realized gain of $17.8 million on the sale of certain investments (mainly U.S. sponsored agency fixed-rate MBS) during the first quarter of 2009, compared to a realized gain of $6.9 million for the first quarter of 2008. During the first quarter of 2009, the Corporation sold approximately $423 million of investment securities (mainly U.S. agency MBS). As the U.S. Government continues to engineer an economic recovery plan, some of the tactics include measures designed to facilitate and spur mortgage re-financings. Part of the objective is to allow homeowners to avoid foreclosures, but, as a result, mortgage-backed bondholders would experience a sharp increase in the prepayment of their securities, albeit at a price of par.
     It is widely anticipated that a high prepayment scenario will prevail through the rest of the year. As an example, early in the year such expectations translated to a constant prepayment rate (CPR) of over 40% in 2009 for FNMA 5.50% 30-year residential pass-through securities. Given the outlook, and the fact that certain available-for-sale securities were trading at a substantial premium over par, the Corporation began to re-structure its investment portfolio, which has resulted in the realization of gains on sales in the process rather than getting them pre-paid at par.
     The impact of realized gains on sale of MBS securities was partially offset, when compared to the first quarter of 2008, by: (i) the $9.3 million gain recorded in the first quarter of 2008 on the mandatory redemption of a portion of the Corporation’s investment in VISA as part of VISA’s IPO, (ii) a decrease of $0.2 million, as compared to the first quarter of 2008, in service charges on deposit accounts mainly due to a lower volume of transactions in response to the current economic environment that influences customers’ behavior, (iii) a decrease of $0.4 million in insurance-related activities impacted by the deteriorated economic conditions and a lower volume of business and (iv) other-than-temporary impairment charges of $0.4 million for certain equity securities recorded during the first quarter of 2009; no other-than-temporary impairment charges were recorded in the first quarter of 2008. The Corporation’s exposure to equity securities

(other than FHLB stock) as of March 31, 2009 was approximately $1.8 million, while the exposure to auto industry corporate bonds amounted to $1.5 million.
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended
	March 31,	March 31,
	2009	2008
	(In thousands)
Employees’ compensation and benefits	$34,242	$36,326
Occupancy and equipment	14,774	14,979
Deposit insurance premium	4,880	2,346
Other taxes, insurance and supervisory fees	5,793	5,664
Professional fees — recurring	2,823	4,560
Professional fees — non-recurring	363	499
Servicing and processing fees	2,312	2,588
Business promotion	3,116	4,265
Communications	2,127	2,273
Net loss on REO operations	5,375	3,256
Other	8,723	5,431

Total	$84,528	$82,187

     Non-interest expenses increased to $84.5 million from $82.2 million for the first quarter of 2008. The increase was driven primarily by a 7 basis points increase in the FDIC deposit insurance premium, which is a non-controllable expense, and by higher losses in REO operations. However, the Corporation had decreases in its ordinary operating expenses, including a $1.9 million decrease in professional service fees, a decrease of $1.1 million in business promotion expenses and a decrease of $2.1 million in employees’ compensation and benefit expenses, as the Corporation continues with cost reduction efforts.
     The increase in the regular assessment rate imposed by the FDIC for the first quarter of 2009 resulted in approximately a $2.5 million increase in the deposit insurance premium expense. An emergency special assessment of 20 cents per $100 insured deposits was approved by the FDIC during the first quarter of 2009, for collection by the FDIC in the third quarter of 2009, based on applicable deposits balance as of June 30, 2009. The Corporation’s estimated charge of approximately $25 million for this special assessment will be accrued during the second quarter of 2009 when the assessment becomes effective. The FDIC is considering halving the emergency fee to 10 cents per $100 insured deposits, from the 20 cents per $100 insured deposits approved in February 2009. The U.S. Senate passed a bill on May 6, 2009 that would permanently increase the borrowing authority for the FDIC from $30 billion to $100 billion. Increasing the FDIC’s credit would allow the agency to reduce large new premiums it has begun charging banks to insure deposits. In addition, the bill extends through 2013 an increase in deposit insurance by the FDIC from $100,000 to $250,000.
     Losses in REO operations increased by $2.1 million for the first quarter of 2009, as compared to the same period a year ago, driven by a higher inventory and declining real estate prices that have caused write-downs of the value of repossessed properties.
     Also contributing to higher non-interest expenses was a $3.7 million impairment of the core deposit intangible of FirstBank Florida. The core deposit intangible represents the value of the premium paid to acquire core deposits of an institution. Upon the acquisition of FirstBank Florida in 2005, the Corporation recorded a core deposit intangible of $17.3 million. During the quarter ended March 31, 2009, the amortized book value of $11.7 million was evaluated and the evaluation calculated an estimated value of $8.0 million under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This non-cash impairment charge, attributable to decreases in the base of core deposits acquired, does not affect the Corporation’s cash balances, liquidity or operations. Moreover, the charge will not have a negative impact on the Corporation’s tangible capital and regulatory capital ratios.
     Excluding the non-controllable increase of 7 basis points to the deposit insurance assessment rate, or $2.5 million increase, and the increase in losses on REO operations of $2.1 million, non-interest expenses decreased by $2.3 million, or 3%, compared to the first quarter of 2008. The Corporation has been able to continue the growth of its operations without incurring substantial additional operating expenses and is committed to its business rationalization program that includes cost-cutting initiatives, which are being reflected in lower expenses and an efficiency ratio of 56%.
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
     Under the PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%, except that in 2009 the Government of Puerto Rico approved legislation, Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, which raised the maximum statutory tax rate from 39% to 40.95%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to a special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For the quarter ended March 31, 2009, the Corporation recognized an income tax benefit of $14.2 million, compared to an income tax benefit of $7.7 million recorded for the same period in 2008. The positive fluctuation in the financial results was mainly attributable to lower taxable income and adjustments to deferred tax asset, as a result of the aforementioned changes to the PR Code enacted tax rates. The Corporation recorded an additional income tax benefit of $4.3 million for the quarter ended March 31, 2009 in connection with changes in enacted tax rates, net of a $1.8 million provision recorded for the operations of FirstBank Overseas Corporation. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     As of March 31, 2009, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $7.9 million, compared to a valuation allowance of $7.3 million as of December 31, 2008. As of March 31, 2009, the deferred tax asset, net of the valuation allowance of $7.9 million, amounted to approximately $140.9 million compared to $128.0 million, net of the valuation allowance of $7.3 million as of December 31, 2008.
The Corporation expects to reverse during the second quarter of 2009 approximately $16.1 million of Unrecognized Tax Benefits, including $5.3 million of related accrued interest, for positions taken on income tax returns recorded under the provisions of Financial Accounting Standard Board Interpretation No. 48 due to the lapse of the statute of limitations.

For additional information relating to income taxes, see Note 17 in the accompanying notes to the unaudited interim consolidated financial statements.

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
     Total loan production, including purchases, for the quarter ended March 31, 2009 was $1.3 billion compared to $1.0 billion for the comparable period in 2008. The increase in loan production during 2009, as compared to the first quarter of 2008, was mainly associated with the $500 million facility extended to COFINA. Despite the present economic climate, the Corporation’s residential mortgage loan originations, including purchases of approximately $58.7 million, amounted to $142.9 million. During the first quarter of 2009, and for the first time in several years, the Corporation completed the securitization of approximately $73 million of FHA/VA mortgage loans into GNMA MBS. Approximately 52% of the residential mortgage loan originations in Puerto Rico during the first quarter of 2009 consisted of conforming mortgage loans.
     The following table details the First BanCorp’s loan production for the periods indicated:

	Quarter Ended March 31,
	2009	2008
	(In thousands)
Residential real estate	$142,856	$185,818
Commercial and construction	980,018	684,990
Finance leases	19,594	29,302
Consumer	124,395	137,573

Total loan production	$1,266,863	$1,037,683

          Residential Real Estate Loans
          Residential loan production for the first quarter of 2009 decreased by $43.0 million, or 23%, compared to the same period in 2008. These loans are mainly fully amortizing fixed-rate loans and the decrease is mainly related to a slowing real estate market due to deteriorated economic conditions.
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

          Commercial and Construction Loans
     Commercial and construction loan production for the first quarter of 2009 increased by $295.0 million, or 43%, compared to the same period in 2008. The increase is mainly associated with the $500 million facility extended to COFINA, a public corporation of the Government of Puerto Rico, which will help the local government implement its economic stimulus plan. The loan has a three-year term and will be repaid with funds from future COFINA bond issues. The Corporation is committed to assisting in the efforts to revitalize the local economy. This was partially offset by lower construction loan originations due to the slowdown in the housing market and weakening economic conditions in both Puerto Rico and the United States. The Corporation has reduced its exposure to condo-conversion loans in its Miami Corporate Banking operations and is closely evaluating market conditions and opportunities in Puerto Rico. Construction loan originations during 2009 consisted mainly of additional disbursements on existing commitments. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo-conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the United States real estate market. As of March 31, 2009, approximately $47.7 million of loans originally disbursed as condo-conversion construction loans have been reverted to income-producing commercial loans. Given more conservative underwriting standards of the banks in general and a reduction of market participants in the lending business, the Corporation believes that the rental market will grow and rental properties will hold their values.
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
          Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. For the first quarter of 2009, consumer loan originations decreased by $13.2 million compared to the same period in 2008, adversely impacted by economic conditions in Puerto Rico and the United States.
          Finance Leases
     For the first quarter of 2009, finance lease originations were also affected by adverse economic conditions in Puerto Rico. For the first quarter of 2009, finance lease originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $9.7 million, or 33%, as compared to the same period in 2008.
Assets
     Total assets as of March 31, 2009 amounted to $19.7 billion, an increase of $217.9 million compared to total assets as of December 31, 2008. The Corporation’s loan portfolio increased by $444.8 million (before the allowance for loan and lease losses), driven by the $500 million facility extended to COFINA. Partially offsetting the increase in the loan portfolio were the aforementioned sale of approximately $423 million of investment securities (mainly U.S. agency MBS), $220 million of U.S agency debentures called during the first quarter of 2009, the acceleration in MBS prepayments and the use of excess liquidity to pay down maturing borrowings.
     MBS prepayments have accelerated as a result of low interest rates on mortgages, and are expected to continue to occur at high levels for the upcoming months because the U.S. Government’s economic recovery plan includes measures designed to facilitate mortgage re-financings. This scenario presents an additional challenge for the Corporation since the current interest rate environment may require the reinvestment of proceeds at lower prevailing rates. In response to high prepayment expectations, during the first quarter of 2009 the Corporation began to restructure its investment portfolio, completing the sale of approximately $423 million in investment securities (mainly U.S. agency MBS). Proceeds from the sale and prepayments of MBS, as well as proceeds from the $220 million U.S. agency debentures called during the quarter, were reinvested in part in U.S. agency callable debentures with contractual maturities ranging from two to three years (approximately $515 million) and U.S. agency floating-rate collateral-mortgage obligations (approximately $125 million). Also, during the first quarter of 2009, the Corporation began and completed the securitization of approximately $73 million of FHA/VA mortgage loans into GNMA MBS, of which approximately $25 million were sold before the end of the first quarter with the remaining portion retained as part of the investment portfolio.

Loan Portfolio
          The composition of the Corporation’s loan portfolio, including loans held for sale, for the periods indicated is as follows:

	March 31,	December 31,
(In thousands)	2009	2008
Residential real estate loans	$3,498,196	$3,491,728

Commercial loans:
Construction loans	1,561,813	1,526,995
Commercial real estate loans	1,519,267	1,535,758
Commercial loans	4,346,552	3,857,728
Loans to local financial institutions collateralized by real estate mortgages	556,859	567,720

Total commercial loans	7,984,491	7,488,201

Finance leases	352,247	363,883

Consumer and other loans	1,698,153	1,744,480

	$13,533,087	$13,088,292

     As of March 31, 2009, the Corporation’s total loans increased by $444.8 million, when compared with the balance as of December 31, 2008. The increase in the Corporation’s total loans primarily relates to the aforementioned $500 million facility extended to COFINA.
     Of the total gross loan portfolio of $13.5 billion as of March 31, 2009, approximately 82% has regional credit risk concentration in Puerto Rico, 11% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin	United
As of March 31, 2009	Rico	Islands	States	Total
	(In thousands)
Residential real estate loans, including loans held for sale	$2,645,338	$449,105	$403,753	$3,498,196

Construction loans (1)	875,874	181,083	504,856	1,561,813
Commercial real estate loans	961,066	78,134	480,067	1,519,267
Commercial loans	4,141,868	171,167	33,517	4,346,552
Loans to local financial institutions collateralized by real estate mortgages	556,859	—	—	556,859

Total commercial loans	6,535,667	430,384	1,018,440	7,984,491

Finance leases	352,247	—	—	352,247

Consumer loans	1,535,933	120,503	41,717	1,698,153

Total loans, gross	11,069,185	999,992	1,463,910	13,533,087
Allowance for loan and lease losses	(209,393)	(14,322)	(78,816)	(302,531)

	$10,859,792	$985,670	$1,385,094	$13,230,556

(1)	Construction loans in the United States include approximately $197.8 million of condo-conversion loans, of which $150.1 million are considered impaired as of March 31, 2009 with a specific reserve of $36.8 million

          Residential Real Estate Loans
     As of March 31, 2009, the Corporation’s residential real estate loan portfolio increased by $6.5 million as compared to the balance as of December 31, 2008. More than 90% of the Corporation’s outstanding balance of residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. Partially offsetting the increase driven by loan originations was the aforementioned securitization of approximately $73 million of FHA/VA mortgage loans into GNMA MBS. Refer to “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.
          Commercial and Construction Loans
     As of March 31, 2009, the Corporation’s commercial and construction loan portfolio increased by $496.3 million, as compared to the balance as of December 31, 2008. The Corporation has been able to obtain new originations from corporate customers as well as commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial and construction loans are primarily variable- and adjustable-rate loans.
          The Corporation’s largest loan concentration to one borrower as of March 31, 2009 is the $500 million facility extended to COFINA, an instrumentality of the Government of Puerto Rico.
          Also, there are outstanding $343.2 million with one mortgage originator in Puerto Rico, Doral Financial Corporation. Together with the Corporation’s next largest loan concentration to one borrower of $213.7 million with another mortgage originator in Puerto Rico, R&G Financial Corporation (“R&G Financial”), the Corporation’s total loans granted to these mortgage originators amounted to $556.9 million as of March 31, 2009. These commercial loans to mortgage originators are secured by individual mortgage loans on residential and commercial real estate.
     The Corporation’s construction lending volume has decreased due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Miami Corporate Banking operations and is closely evaluating market conditions and opportunities in Puerto Rico. Construction loan originations during 2009 consisted mainly of additional disbursements on existing commitments. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the United States real estate market. As of March 31, 2009, approximately $47.7 million of loans originally disbursed as condo-conversion construction loans have been reverted to income-producing loans. Given more conservative underwriting standards of the banks in general and a reduction of market participants in the lending business, the Corporation believes that the rental market will grow and rental properties will hold their values.
     The composition of the Corporation’s construction loan portfolio as of March 31, 2009 by category and geographic location follows:

	Puerto	Virgin	United
As of March 31, 2009	Rico	Islands	States	Total
	(In thousands)
Loans for residential housing projects:
High-rise(1)	$196,923	$—	$559	$197,482
Mid-rise(2)	105,845	6,943	50,193	162,981
Single-family detach	115,447	2,704	44,892	163,043

Total for residential housing projects	418,215	9,647	95,644	523,506

Construction loans to individuals secured by residential properties	12,673	36,750	—	49,423
Condo-conversion loans	—	—	197,814	197,814
Loans for commercial projects	245,425	97,970	8,165	351,560
Bridge and Land loans	173,432	37,482	203,510	414,424
Working capital	29,861	—	—	29,861

Total before net deferred fees and allowance for loan losses	879,606	181,849	505,133	1,566,588
Net deferred fees	(3,732)	(766)	(277)	(4,775)

Total construction loan portfolio, gross	875,874	181,083	504,856	1,561,813
Allowance for loan losses	(43,211)	(5,973)	(56,332)	(105,516)

Total construction loan portfolio, net	$832,663	$175,110	$448,524	$1,456,297

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of two projects that represent approximately 73% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings up to 7 stories.

          The following table presents further information on the Corporation’s construction portfolio as of and for the quarter ended March 31, 2009:

(In thousands)
Total undisbursed funds under existing commitments	$523,541

Construction loans in non-accrual status	$155,494

Net charge offs — Construction loans (1)	$8,523

Allowance for loan losses — Construction loans	$105,516

Non-performing construction loans to total construction loans	9.96%

Allowance for loan losses — construction loans to total construction loans	6.76%

Net charge-offs to total average construction loans (1)	2.21%

(1)	Includes charge-offs of $5.2 million related to an impaired residential housing project construction loan in Puerto Rico.
          The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300K	$92,619
$300K-$600k	178,131
Over $600k	147,465

$418,215

          Consumer Loans
     As of March 31, 2009, the Corporation’s consumer loan portfolio decreased by $46.3 million, as compared to the portfolio balance as of December 31, 2008. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first quarter of 2009. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans that amounted to $12.9 million for the first quarter of 2009, as compared to $13.9 million for the same period a year ago. The decrease in net charge offs as compared to 2008 is attributable to improvement in the credit quality of this portfolio and changes in underwriting standards implemented in late 2005 and as a consumer loan portfolio with an average life of approximately four years has been replenished by new originations under these revised standards.
          Finance Leases
     As of March 31, 2009, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $11.6 million as compared to the portfolio balance as of December 31, 2008 as repayments and charge-offs exceeded the volume of loan originations during the first quarter of 2009. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets.

Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio as of December 31, 2008 amounted to $5.5 billion, a decrease of $202.2 million when compared with the investment portfolio of $5.7 billion as of December 31, 2008. The decrease in investment securities resulted mainly from the previously discussed sale of approximately $423 million in investment securities with a weighted average coupon of 5.46% (mainly U.S. agency MBS), taking advantage of the surge in MBS prices and realizing gains in the process. The decrease was also due to the acceleration of MBS prepayments, and due to approximately $220 million U.S. agency debentures called during the quarter that carried a weighted-average coupon of 5.82%. Proceeds from sales and called securities were reinvested in part in U.S. agency callable debentures with contractual maturities ranging from two to three years (approximately $515 million with a weighted average coupon of 2.26%) and U.S. agency floating-rate collateral-mortgage obligations (approximately $125 million) financed at current low rates. Also, during the first quarter of 2009, the Corporation began and completed the securitization of approximately $73 million of FHA/VA mortgage loans into GNMA MBS, of which approximately $25 million were sold before the end of the first quarter with the remaining portion retained as part of the investment portfolio.
     Over 90% of the Corporation’s securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). As of March 31, 2009, the Corporation had $3.5 billion and $1.2 billion in FNMA and FHLMC mortgage-backed securities and debt securities, respectively, representing 87% of the total investment portfolio. The Corporation’s investment in equity securities is minimal, and it does not own any equity or debt securities of U.S. financial institutions that recently failed.

     The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	March 31,	December 31,
(In thousands)	2009	2008
Money market investments	$24,724	$76,003

Investment securities held to maturity:
U.S. Government and agencies obligations	733,756	953,516
Puerto Rico Government obligations	23,230	23,069
Mortgage-backed securities	690,917	728,079
Corporate bonds	2,000	2,000

	1,449,903	1,706,664

Investment securities available for sale:

U.S. Government and agencies obligations	516,635	—
Puerto Rico Government obligations	136,840	137,133
Mortgage-backed securities	3,291,141	3,722,992
Corporate bonds	1,546	1,548
Equity securities	290	669

	3,946,452	3,862,342

Other equity securities, including $84.4 million and $62.6 million of FHLB stock as of March 31, 2009 and December 31, 2008, respectively	85,918	64,145

Total investments	$5,506,997	$5,709,154

          Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	March 31,	December 31,
(In thousands)	2009	2008
Held-to-maturity securities
FHLMC certificates	$7,409	$8,338
FNMA certificates	683,508	719,741

	690,917	728,079

Available-for-sale securities
FHLMC certificates	1,585,475	1,892,358
GNMA certificates	246,393	342,674
FNMA certificates	1,226,059	1,373,977
Collateralized Mortgage Obligations issued or guaranteed by FHLMC and GNMA	122,232	—
Mortgage pass-through certificates	110,982	113,983

	3,291,141	3,722,992

Total mortgage-backed securities	$3,982,058	$4,451,071

The carrying values of investment securities classified as available-for-sale and held-to-maturity as of March 31, 2009 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %
U.S. Government and agencies obligations
Due within one year	$8,477	1.07
Due after one year through five years	516,635	2.26
Due after ten years	725,279	5.75

	1,250,391	4.28

Puerto Rico Government obligations Due within one year	4,341	6.14
Due after one year through five years	110,466	5.41
Due after five years through ten years	24,530	5.84
Due after ten years	20,733	5.36

	160,070	5.49

Corporate bonds
Due after five years through ten years	156	7.70
Due after ten years	3,390	6.66

	3,546	6.71

Total	1,414,007	4.42

Mortgage-backed securities	3,982,058	5.09

Equity securities	290	3.09

Total investment securities available for sale and held to maturity	$5,396,355	4.91

     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $220 billion of U.S. Agency debentures with an average yield of 5.82% were called during 2009. As of March 31, 2009, the Corporation has approximately $1.2 billion in U.S. agency debentures with embedded calls (approximately $0.7 billion with an average rate of 5.75% and $0.5 billion with an average rate of 2.26%). Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might affect net interest income in the future. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” section discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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
     The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2008 Annual Report on Form 10-K.
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
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and nonbanking subsidiaries. The second is the liquidity of the banking subsidiaries. The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The Management’s Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Risk Officer, the Wholesale Banking Executive, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the

Corporation’s funding activities and strategy; monitors liquidity availability on a daily basis and reviews liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position.
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
     The Corporation has maintained a basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) in excess of a 5% self-imposed minimum limit amount over total assets. As of March 31, 2009, the estimated basic surplus ratio of approximately 9.6% included un-pledged assets, FHLB lines of credit, collateral pledged at the FED Discount Window Program, and cash. Un-pledged assets as of March 31, 2009 mainly consisted of fixed-rate MBS and U.S. agency debentures totaling $681 million, which can be sold under agreements to repurchase. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations; and does not include them in the basic surplus computation. The Corporation has taken direct actions to keep sound liquidity levels and to safeguard its access to credit. Such initiatives include, among other things, the posting of additional collateral thereby increasing its borrowing capacity with the FHLB and the FED through the discount window program. In the first quarter of 2009, the Corporation received approval to participate in the Borrower-in-Custody Program (“BIC”) of the FED. Through the BIC program, a broad range of loans (including commercial, consumer and mortgages) may be pledged as collateral for borrowings through the FED Discount Window and the

Corporation has increased its use of this low-cost source of funding. As of March 31, 2009, approximately $1.9 billion of assets were pledged under the BIC program including auto loans and commercial loans. The Corporation will continue to monitor the different alternatives available under programs currently in place by the FED and the FDIC.
     Sources of Funding
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB, the FED Discount Window Program, and other unsecured lines established with financial institutions. The Credit Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Commercial paper has also provided additional funding as well as long-term funding through the issuance of notes and long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.
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
The Corporation’s principal sources of funding are:
Brokered CDs — A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $8.4 billion at year end 2008 to $6.9 billion as of March 31, 2009. The Corporation has been refinancing brokered CDs, that matured or were called during 2009, with alternate sources of funding at a lower cost. Approximately $2.7 billion of brokered CDs matured or were called during the first quarter of 2009, of which approximately $1.4 billion were replaced with advances from the FHLB and from the FED to decrease interest expense and improve the matching with current loan yields. The volume of swapped-to-floating brokered CDs decreased in 2009 from $1.1 billion at the beginning of the year to $318 million as of March 31, 2009.
In the event that the Corporation’s Bank subsidiary falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace funding through this source. The Bank currently complies and exceeds the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. The average term to maturity of the retail brokered CDs outstanding as of March 31, 2009 is approximately 1.3 years. Approximately 5% of the principal value of these certificates is callable at the Corporation’s option.

The use of brokered CDs has been important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Demand for brokered CDs has recently increased as a result of the move by investors from riskier investments, such as equities, to federally guaranteed instruments such as brokered CDs and the recent increase in FDIC deposit insurance from $100,000 to $250,000. For the year ended December 31, 2008, the Corporation issued $1.2 billion in brokered CDs (including rollover of short-term broker CDs and replacement of brokered CDs called).
The following table presents a maturity summary of CDs with denominations of $100,000 or higher as of March 31, 2009.

Total
(In thousands)
Three months or less	$1,904,885
Over three months to six months	1,328,839
Over six months to one year	2,449,707
Over one year	2,277,282

Total	$7,960,713

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $6.9 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000, therefore, insured by the FDIC. Certificates of deposit include $18.4 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has launched a new program giving depositors the ability to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to multi-million dollar FDIC insurance coverage up to $50 million, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $109.0 million from the balance as of December 31, 2008, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts. In Puerto Rico, the Corporation’s primary market, total deposits, excluding brokered CDs, increased by $153.3 million from the balance as of December 31, 2008, reflecting successful direct campaigns and cross-selling strategies. Refer to Note 10 in the accompanying unaudited financial statements for further details.
Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2009 and 2008.
Securities sold under agreements to repurchase — The growth of the Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $3.2 billion at March 31, 2009, compared with $3.4 billion at December 31, 2008. One of the Corporation’s strategies is the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost at reasonable levels. Of the total of $3.2 billion repurchase agreements outstanding as of March 31, 2009, approximately $2.4 billion consist of structured repos and $600 million of long-term repos. The access to this type of funding has been affected by the current liquidity problems in the financial markets as certain counterparties are not willing to enter into additional repurchase agreements and the capacity to extend the term of maturing repurchase agreements has been reduced. Refer to Note 12 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation did not experience significant margin calls from counterparties recently arising from writedowns in valuations with only $0.9 million of cash deposited to collateralized repurchase agreements and $1.8 million to collateralized interest rate swap agreements.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of March 31, 2009 and December 31, 2008, the outstanding balance of FHLB advances was $1.5 billion and $1.1 billion, respectively. Approximately $760.4 million of outstanding advances from the FHLB mature in over one year. As part of its precautionary initiatives to safeguard access to credit and the low level of interest rates, the Corporation increased its capacity under FHLB credit facilities by posting additional collateral and, as of March 31, 2009, it had $262 million available for additional borrowings.

FED Discount window — FED initiatives to ease the credit crisis have included cuts to the discount rate, which was lowered from 4.75% to 0.50% through eight separate actions since December 2007, and adjustments to previous practices to facilitate financing for longer periods. This makes the FED Discount Window a viable source of funding given current market conditions. In the first quarter of 2009, the Corporation received approval to participate in the BIC Program of the FED and, as of March 31, 2009, approximately $1.9 billion of assets were pledged under the BIC program including auto loans and commercial loans. As of March 31, 2009, the Corporation had $935 million outstanding in short-term borrowings from the FED Discount Window.
Credit Lines — The Corporation maintains unsecured and un-committed lines of credit with other banks. As of March 31, 2009, the Corporation’s total unused lines of credit with other banks amounted to $205 million. The Corporation has not used these lines of credit.
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
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing brokered CDs and borrowings. Over the last four years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 26% at March 31, 2009. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as it allows the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. Recent disruptions in the credit markets and a reduced investors’ demand for mortgage debt have adversely affected the liquidity of the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained from GNMA, Commitment Authority to issue GNMA mortgage-backed securities and under this program the Corporation completed the securitization of approximately $73 million of FHA/VA mortgage loans into GNMA MBS, of which approximately $25 million were sold before the end of the first quarter.

     Credit Ratings
     FirstBank’s long-term senior debt rating is currently rated Ba1 by Moody’s Investor Service (“Moodys”) and BB+ by Standard & Poor’s (“S&P”), one notch under their definition of investment grade. Fitch Ratings Ltd. (“Fitch”) has rated the Corporation’s long-term senior debt a rating of BB, which is two notches under investment grade. The Corporation does not have any outstanding debt or derivative agreements that would be affected by a credit downgrade. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Any future downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, any change in credit ratings may affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
     Cash Flows
     Cash and cash equivalents were $132.1 million and $532.5 million at March 31, 2009 and 2008, respectively. These balances decreased by $273.6 million and increased by $153.6 million from December 31, 2008 and 2007, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2009 and 2008.
     Cash Flows from Operating Activities
     First BanCorp’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes cash flows from operations, available cash balances and the Corporation’s ability to generate cash through short and long-term borrowings will be sufficient to fund the Corporation’s operating liquidity needs.
     For the quarter ended March 31, 2009, net cash provided by operating activities was $74.3 million. Net cash generated from operating activities was higher than net income largely as a result of adjustments for operating items such as the provision for loan and lease losses.
     For the quarter ended March 31, 2008, net cash provided by operating activities was $21.7 million, which was lower than net income mainly as a result of adjustments to net income from gain on sale of investments (including the gain on the mandatory redemption of part of the Corporation’s investment in VISA in March 2008), deferred income tax benefits and a decrease in accrued interest payable.

Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and its available-for-sale and held-to-maturity investment portfolios. For the quarter ended March 31, 2009, net cash of $466.8 million was used in investing activities, primarily for loan origination disbursements, including the $500 million facility extended to COFINA and purchases of available-for-sale investment securities to mitigate in part the impact of investments securities, mainly U.S. Agency debentures, called by counterparties prior to maturity and MBS prepayments. Partially offsetting these uses of cash were proceeds from sales and maturities of available-for-sale securities as well as proceeds from held-to-maturity securities called during 2008; and proceeds from sales of loans and from MBS prepayments.
     For the quarter ended March 31, 2008, net cash used in investing activities was $748.6 million, primarily due to loan origination disbursements and purchases of MBS that provided an attractive yield given the interest rate scenario during the early part of 2008.
Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation pays monthly dividends on its preferred stock and quarterly dividends on its common stock. In the first quarter of 2009, net cash provided by financing activities was $119.0 million due to the investment of $400 million by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program and due to the use of the FED Discount Window Program and advances from the FHLB to refinance brokered CDs at a lower cost and finance the Corporation’s lending activities. Partially offsetting these cash proceeds was the payment of cash dividends and pay down of maturing borrowings, in particular brokered CDs and repurchase agreements.
     In the first quarter of 2008, net cash provided by financing activities was $880.5 million due to an increase in the Corporation’s deposit base and a net increase in securities sold under repurchase agreements used to fund purchases of investment securities back in 2008. Partially offsetting these cash inflows were funds used to pay dividends and maturing advances from FHLB.

Capital
     The Corporation’s stockholders’ equity amounted to $2.0 billion as of March 31, 2009, an increase of $429.1 million compared to the balance as of December 31, 2008, driven by the U.S. Treasury’s $400 million investment in the Corporation through the TARP Capital Purchase Program and a net unrealized gain of $25.4 million on the fair value of available-for-sale securities recorded as part of comprehensive income. The increase in the fair value of available-for-sale securities resulted from the recent surge in MBS prices as mortgage rates decreased. Partially offsetting these increases were dividends amounting to $18.2 million for the first quarter of 2009 ($6.5 million, or $0.07 per common stock, and $11.7 million in preferred stock). The Return on Average Common Equity ratio decreased from 10.63% for the first quarter of 2008 to 2.65% for the first quarter of 2009, mainly attributable to the increase in preferred dividends and lower earnings. Net income available to common stockholders was affected by $4.2 million in dividends (including $2.6 million cumulative dividends not declared as of March 31, 2009) and $0.9 million non-cash discount amortization on the Corporation’s Cumulative Preferred Stock issued under the U.S. Treasury’s TARP Capital Purchase Program.
     The Corporation’s tangible common equity ratio stands at 5.11% as of March 31, 2009, compared to 4.87% as of December 31, 2008, positively affected by unrealized gains on the available-for-sale securities portfolio. The tangible common equity ratio and the tangible book value per common share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible Assets are total assets less goodwill and core deposit intangibles. Many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(In thousands)	2009	2008
Total equity per consolidated financial statements	$1,977,240	$1,548,117
Preferred equity	(925,162)	(550,100)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(19,273)	(23,985)

Tangible common equity	$1,004,707	$945,934

Total assets per consolidated financial statements	$19,709,150	$19,491,268
Goodwill	(28,098)	(28,098)
Core deposit intangible	(19,273)	(23,985)

Tangible assets	$19,661,779	$19,439,185

Common shares outstanding	92,546	92,546

Tangible common equity ratio	5.11%	4.87%
Tangible book value per common share	$10.86	$10.22
     As of March 31, 2009, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, FirstBank Puerto Rico’s and FirstBank Florida’s regulatory capital ratios as of March 31, 2009 and December 31, 2008, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines.

		Banking Subsidiaries
	First		FirstBank	To be well
	BanCorp	FirstBank	Florida	capitalized
As of March 31, 2009

Total capital (Total capital to risk-weighted assets)	15.29%	14.35%	20.20%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	14.03%	13.10%	19.00%	6.00%
Leverage ratio (1)	10.38%	9.70%	13.75%	5.00%

As of December 31, 2008

Total capital (Total capital to risk-weighted assets)	12.80%	12.23%	13.53%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.55%	10.98%	12.43%	6.00%
Leverage ratio (1)	8.30%	7.90%	8.78%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida.
     The increase in regulatory capital ratios is mainly related to the $400 million investment by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program. Refer to Note 16 of the accompanying unaudited consolidated financial statements and Item 5 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding this issuance. Together with private and public sector initiatives, the Corporation looks to support the local economy and the communities it serves during the current economic environment and extend a $500 million facility to an instrumentality of the Government of Puerto Rico to help the local government implement its economic stimulus plan.
     The Corporation is well-capitalized and in a good position to manage the economic downturn, having unprecedented margins over minimum well-capitalized regulatory requirements. The total regulatory capital ratio is 15.3% and the Tier 1 capital ratio is 14% as of March 31, 2009. This translates to approximately $748 million and $1.1 billion of total capital and Tier 1 capital, respectively, in excess of the total capital and Tier 1 capital well capitalized requirements of 10% and 6%, respectively.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2009, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.5 billion and $101.0 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2009
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations (1):
Certificates of deposit (2)	$8,683,071	6,235,667	1,698,379	435,181	313,844
Loan payable	935,000	935,000	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	3,173,780	673,780	900,000	1,000,000	600,000
Advances from FHLB	1,540,440	780,000	507,000	253,440	—
Notes payable	22,592	—	12,706	—	9,886
Other borrowings	231,938	—	—	—	231,938

Total contractual obligations	$14,586,821	$8,624,447	$3,118,085	$1,688,621	$1,155,668

Commitments to sell mortgage loans	$78,408	$78,408

Standby letters of credit	$101,023	$101,023

Commitments to extend credit:
Lines of credit	$954,066	$954,066
Letters of credit	40,896	40,896
Commitments to originate loans	528,846	528,846

Total commercial commitments	$1,523,808	$1,523,808

(1)	$22.7 million of tax liability, including accrued interest of $7.2 million, associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

(2)	Includes $6.9 million of brokered CDs generally sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits and $18.4 million in CDARS.
The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for the rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. The funding needs patterns of the customers have not significantly changed as a result of the latest market disruptions. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2008.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under these interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with another counterparty under similar terms and conditions. In connection with the unpaid net cash settlement due as of March 31, 2009, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The market value of pledged securities with Lehman as of March 31, 2009 amounted to approximately $59.1 million (amortized cost of $57.4 million). The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise.
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
     The following table presents the results of the simulations as of March 31, 2009 and December 31, 2008. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and SFAS 159 liabilities:

	March 31, 2009				December 31, 2008
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$11.8	2.24%	8.4	1.46%	$6.5	1.39%	6.4	1.29%
- 200 bps ramp	$(21.8)	(4.12)%	(16.1)	(2.79)%	$(12.8)	(2.77)%	(15.5)	(3.15)%
     During the first 12 months of the income simulation, under a parallel falling rates scenario, net interest income is expected to compress. The Corporation’s loan and investment portfolio is subject to prepayment risk, which results from the ability of a third party to repay their debt obligations prior to maturity. In a declining rate scenario, the prepayment risk in our U.S. government agency fixed-rate MBS portfolio expected to increase substantially, combined with the callable feature of the U.S. Agency debentures that would shorten the duration of the assets with the potential of triggering the call options; which could lead to reinvestment of proceeds from called securities in lower yielding assets. Due to current market conditions and the drop in the long end of the yield curve since 2008, the probability of exercise of the embedded calls on approximately $717 million of U.S. Agency debentures has increased and is expected to be effective in both, the base and falling rates scenarios.
     According to the Corporation’s risk management policies, the downward “parallel” rates moves are modeling by anchoring the short-end of the curve, (falling rates with a flattening curve) until the curve allows for falling rates in a parallel fashion.
     Taking into consideration the above described facts for purpose modeling, the net interest income for the next twelve months in a growing balance sheet scenario, is estimated to decrease by $16.1 million in a parallel downward move of 200 basis points, and the change for the same period, is an increase of $8.4 million in a parallel upward move of 200 basis points. As noted, the impact of the callability feature in the Agency Securities combined with the prepayment risk of the loan and investment portfolio, and the reinvestment of those securities into lower yielding assets continue showing the Corporation’s interest rate risk exposure in an asset sensitive position for the first twelve months of the simulation. Assuming parallel shifts in interest rates, the Corporation’s net interest income would continue to increase in rising rates scenarios and reduce in falling rates scenarios over a five-year modeling horizon.
     The Corporation used the gap analysis tool to evaluate the potential effect of rate shocks on income over the selected time periods. The gap report as of March 31, 2009 showed a positive cumulative gap for 3 month of $ 1.8 billion and a positive cumulative gap of $0.2 billion for 1 year, compared to positive cumulative gaps of $2.1 billion and $1.4 billion for 3 months and 1 year, respectively, as of December 31, 2008.
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

     For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income, refer to Note 8 in the accompanying unaudited consolidated financial statements.
     The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

Three-month period ended
(In thousands)	March 31, 2009
Fair value of contracts outstanding at the beginning of the period	$(495)
Contracts terminated or called during the period	(2,950)
Changes in fair value during the period	(811)

Fair value of contracts outstanding as of March 31, 2009	$(4,256)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of March 31, 2009
Pricing from observable market inputs	$(906)	$104	$(773)	$(3,663)	$(5,238)
Pricing that consider unobservable market inputs	—	—	—	982	982

	$(906)	$104	$(773)	$(2,681)	$(4,256)

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
     As of March 31, 2009, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
     During the first quarter of 2009, approximately $870.0 million of interest rate swaps were called by the counterparties, mainly due to the low short-term interest rates scenario. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on approximately $812.0 million swapped to floating brokered CDs. The Corporation recorded a net unrealized loss of $1.6 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.

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
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
			Total			Accrued
(In thousands)			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

Citigroup	A+	$64,738	$179	$—	$179	$1,326
Credit Suisse First Boston	A+	54,710	2	(1,248)	(1,246)	—
JP Morgan	A+	201,772	575	(5,359)	(4,784)	196
UBS Financial Services, Inc.	A+	4,775	35	—	35	71
Goldman Sachs	A	6,515	267	—	267	—
Merrill Lynch	A	81,477	325	—	325	96
Morgan Stanley	A	64,000	178	—	178	176

		477,987	1,561	(6,607)	(5,046)	1,865

Other derivatives (3)		328,448	1,370	(580)	790	(248)

		$806,435	$2,931	$(7,187)	$(4,256)	$1,617

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several local companies for with a credit rating in not readily available. Approximately $1.0 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank.

		As of December 31, 2008
			Total			Accrued
(In thousands)			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

Wachovia	AA-	$16,570	$41	$—	$41	$108
Citigroup	A+	295,130	1,516	(1)	1,515	2,299
Credit Suisse First Boston	A+	151,884	178	(1,461)	(1,283)	512
JP Morgan	A+	531,886	2,319	(5,726)	(3,407)	1,094
UBS Financial Services, Inc.	A+	14,384	88	—	88	179
Goldman Sachs	A	16,165	597	—	597	158
Merrill Lynch	A	230,190	1,366	—	1,366	(106)
Mortgan Stanley	A	107,450	735	—	735	59

		1,363,659	6,840	(7,188)	(348)	4,303

Other derivatives (3)		332,634	1,170	(1,317)	(147)	(203)

		$1,696,293	$8,010	$(8,505)	$(495)	$4,100

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several local companies for with a credit rating in not readily available. Approximately $0.8 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank.
     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $1.9 million as of March 31, 2009 (an unrealized loss of approximately $0.5 million relates to the first quarter of 2009 and an unrealized gain of approximately $0.3 million relates to the first quarter of 2008). The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.
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

Allowance for Loan and Lease Losses and Non-performing Assets
Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. Management allocates specific portions of the allowance for loan and lease losses to problem loans that are identified through an asset classification analysis. The adequacy of the allowance for loan and lease losses is based upon a number of factors including historical loan and lease loss experience that may not fully represent current conditions inherent in the portfolio. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. The Corporation addresses this risk by actively monitoring the delinquency and default experience and by considering current economic and market conditions and their probable impact on the borrowers. Based on the assessment of current conditions, the Corporation makes appropriate adjustments to the historically developed assumptions when necessary to adjust historical factors to account for present conditions. The Corporation also takes into consideration information about trends on non-accrual loans, delinquencies, changes in underwriting policies, and other risk characteristics relevant to the particular loan category and delinquencies. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States (principally the state of Florida), the U.S. VI or British VI may contribute to delinquencies and defaults, thus necessitating additional reserves.
     For small, homogeneous loans, including auto loans, consumer loans, finance lease loans, residential mortgage, commercial and construction loans in amounts under $1.0 million, the Corporation evaluates the allowance based on average historical loss experience segmented by risk classification and for each corresponding type of loans according to market conditions. For residential mortgage the reserve analysis was based under a going-forward home price appreciation stressed scenario taking into consideration the appraisal experience as of analysis date. The methodology of accounting for all probable losses is made in accordance with the guidance provided by SFAS 5, “Accounting for Contingencies.”
     The Corporation measures impairment individually for those commercial and construction loans with a principal balance of $1 million or more in accordance with the provisions of SFAS 114. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A specific reserve is determined for those commercial and real estate loans classified as impaired, primarily based on each such loan’s collateral value (if collateral dependent) or the present value of expected future cash flows discounted at the loan’s effective interest rate. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are updated periodically thereafter, also for certain loans and on a spot basis selected by specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Should there be a deficiency, the Corporation records a specific allowance for loan losses related to these loans.
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
     The following tables set forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated :

Quarter Ended
March 31,
(Dollars in thousands)	2009	2008
Allowance for loan and lease losses, beginning of period	$281,526	$190,168
Provision for loan and lease losses	59,429	45,793

Loans charged-off:

Residential real estate	(7,162)	(1,239)
Commercial	(8,109)	(4,418)
Construction	(8,534)	(3,785)
Finance leases	(2,570)	(2,915)
Consumer	(16,085)	(15,029)

Recoveries	4,036	1,920

Net charge-offs	(38,424)	(25,466)

Allowance for loan and lease losses, end of period	$302,531	$210,495

Allowance for loan and lease losses to period end total loans receivable	2.24%	1.74%

Net charge-offs annualized to average loans outstanding during the period	1.16%	0.85%

Provision for loan and lease losses to net charge-offs during the period	1.55	x	1.80	x
          The following tables set forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

	As of		As of
	March 31, 2009		December 31, 2008
(In thousands)	Amount	Percent	Amount	Percent
Residential real estate	$21,103	26%	$15,016	27%
Commercial real estate loans	20,932	11%	17,775	12%
Construction loans	105,516	12%	83,482	12%
Commercial loans (including loans to local financial institutions)	73,314	36%	74,358	33%
Consumer loans (1)	81,666	15%	90,895	16%

	$302,531	100%	$281,526	100%

(1)	Includes lease financing.
     First BanCorp’s allowance for loan and lease losses was $302.5 million as of March 31, 2009, compared to $281.5 million as of December 31, 2008. The provision for loan and lease losses for the quarter ended March 31, 2009 amounted to $59.4 million compared to $45.8 million for the same period in 2008.
     The increase, as compared to the first quarter of 2008, is mainly attributable to: higher specific reserves for impaired loans, in particular construction loans in the U.S. mainland; higher general reserves for potential losses inherent in the construction and residential mortgage loan portfolio in Puerto Rico, to account for trends in delinquency and charge-offs levels, as well as the continuing deterioration of the economic and housing market environment; and the overall growth of the Corporation’s loan portfolio. For the residential mortgage portfolio the expected performance of each loan, including the timing and magnitude of the expected losses is projected and then aggregated to provide the estimate of the expected loss rate. Partially offsetting increases in the construction and residential mortgage loan portfolio was a decrease in the consumer loans allowance due to the lower historical loss ratios and non-performing loans, in particular from the auto, finance leases and unsecured portfolios.
     During the first quarter of 2009, the Corporation identified several commercial and construction loans amounting to $237.0 million that it determined should be classified as impaired, of which $215.1 million have a specific reserve of $28.1 million. Approximately $140.6 million of the $237.0 million commercial and construction loans that were determined to be impaired during 2009 related to the United States mainland portfolio, mainly construction loans.
     As of March 31, 2009, approximately $335.1 million, or 49%, of the total impaired commercial and construction loan portfolio of $690.8 million relates to the mainland United States portfolio.
     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses by loan category and whether the allowance and related provisions were calculated individually through the requirements of SFAS 114 or through a general valuation allowance in accordance with the provisions of SFAS 5 as of March 31, 2009:

	Construction	Commercial	Commercial Mortgage	Residential Mortgage	Consumer and
(Dollars in thousands)	Loans	Loans	Loans	Loans	Finance Leases	Total
SFAS 114 - Specific Reserves
Principal balance of loans	$421,003	$169,102	$100,653	$54,035	$—	$740,793
Allowance for loan and lease losses	66,272	24,302	11,546	1,008	—	103,128
Allowance for loan and lease losses to principal balance	15.74%	14.37%	11.47%	2.01%	—	13.92%

SFAS 5 - General Allowance
Principal balance of loans	1,140,810	4,734,309	1,418,614	3,425,026	2,050,400	12,769,159
Allowance for loan and lease losses	39,244	49,012	9,386	20,095	81,666	199,403
Allowance for loan and lease losses to principal balance	3.44%	1.04%	0.66%	0.59%	3.98%	1.56%

Total portfolio, excluding loans held for sale
Principal balance of loans	$1,561,813	$4,903,411	$1,519,267	$3,475,061	$2,050,400	$13,509,952
Allowance for loan and lease losses	105,516	73,314	20,932	21,103	81,666	302,531
Allowance for loan and lease losses to principal balance	6.76%	1.50%	1.38%	0.61%	3.98%	2.24%
     Refer to “Provision and Allowance for Loan and Lease Losses” and “Loan Portfolio — Commercial and Construction Loans” discussion above for specific details about significant impaired loans identified during the first quarter of 2009 and the exposure in the geographic areas where the Corporation operates and detailed information about the Corporation’s construction loan portfolio.
The Corporation’s net charge-offs for the first quarter of 2009 were $38.4 million or 1.16% of average loans on an annualized basis, compared to $25.5 million or 0.85% of average loans on an annualized basis for the same period in 2008. The increase in net charge-offs was driven by higher charge-offs for residential, commercial and construction loans. A significant portion of charge-offs for the residential mortgage loan portfolio were related to a higher volume of foreclosed properties acquired in satisfaction of loans during the first quarter of 2009 and subsequent sales at lower prices due to the Corporation’s intent not to accumulate REO inventory. The increase in residential mortgage charge-offs was also driven by periodic analyses performed on a higher volume of past-due residential mortgage loans with high original loan-to-value ratios that consider recent trends, such as lower prices, as well as other conditions and relevant factors. Also, the commercial loan portfolio in Puerto Rico has been adversely impacted by the deteriorating economic conditions, while a $5.2 million charge-off was recorded on a residential housing project construction loan in Puerto Rico that is part of the impaired relationship discussed above (refer to “Provision for Loan and Lease Losses” discussion). This impaired relationship consisted of two impaired residential housing construction loans; a $9.9 million loan (net of the $5.2 million charge-off) and the $20.3 million loan classified as impaired during the first quarter of 2009. The ratio of net charge-offs to average loans on the Corporation’s residential mortgage loan portfolio was 0.82% for the quarter ended March 31, 2009, lower than the approximately 1.6% average charge-off rate for commercial banks in the U.S. mainland reported for the fourth quarter of 2008. The Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland, but there is a lower demand due to the diminished consumer purchasing power. The Corporation also does business in the Eastern Caribbean Region.
The following table presents annualized charge-offs to average loans held-in-portfolio by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2009	2008
PUERTO RICO:

Residential mortgage loans	0.86%	0.20%

Commercial loans	0.53%	0.36%

Construction loans	3.17%	0.00%

Consumer loans (1)	2.61%	3.22%

Total loans	1.19%	0.85%

VIRGIN ISLANDS:

Residential mortgage loans	0.03%	0.00%

Commercial loans (2)	0.38%	-0.04%

Construction loans	0.00%	0.00%

Consumer loans	4.00%	2.92%

Total loans	0.60%	0.43%

UNITED STATES:

Residential mortgage loans	1.43%	0.03%

Commercial loans	0.43%	0.00%

Construction loans	1.37%	2.37%

Consumer loans	9.95%	3.44%

Total loans	1.31%	1.13%

(1)	Includes Lease Financing.

(2)	Loan recoveries of commercial loans for the first quarter of 2008 in Virgin Islands exceeded loan charge-offs.

     The Corporation observed decreases in net charge-offs for consumer loans (including finance leases) which amounted to $14.8 million for the first quarter of 2009, as compared to $16.3 million for the same period a year ago.
     Total credit losses (equal to net charge-offs plus losses on REO operations) increased 52% to $43.8 million, or 1.32% on an annualized basis to average loans and repossessed assets for the first quarter of 2009, in contrast to credit losses of $28.7 million, or a loss rate of 0.96%, for the first quarter of 2008.

     The following table presents a detail of the REO inventory and credit losses for the periods indicated:
Credit Loss Performance

	Quarter Ended
	March 31,
	2009	2008
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$31,460	$14,847
Commercial	3,289	3,519
Condo-conversion projects	9,500	14,797
Construction	5,185	750

Total	$49,434	$33,913

REO activity (number of properties):
Beginning property inventory,	155	87
Properties acquired	74	32
Properties disposed	(24)	(11)

Ending property inventory	205	108

Average holding period (in days)
Residential	132	172
Commercial	188	141
Condo-conversion projects	396	31
Construction	215	96

	195	106

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:

Residential	$(3,185)	$(444)
Commercial	(399)	85
Condo-conversion projects	—	—
Construction	(463)	(22)

	(4,047)	(381)

Other REO operations expenses	(1,328)	(2,875)

Net loss on REO operations	$(5,375)	$(3,256)

CHARGE-OFFS
Residential charge-offs, net	(7,162)	(1,239)

Commercial charge-offs, net	(7,907)	(4,172)

Construction charge-offs, net	(8,523)	(3,785)

Consumer and finance leases charge-offs, net	(14,832)	(16,270)

Total charge-offs, net	(38,424)	(25,466)

TOTAL CREDIT LOSSES (1)	$(43,799)	$(28,722)

LOSS RATIO PER CATEGORY (2):

Residential	1.17%	0.21%
Commercial	0.54%	0.31%
Construction	2.30%	1.03%
Consumer	2.83%	3.19%

TOTAL CREDIT LOSS RATIO (3)	1.32%	0.96%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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
     The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Non-accruing loans:
Residential real estate	$315,385	$274,923
Commercial and commercial real estate	197,238	144,301
Construction	155,494	116,290
Finance leases	5,599	6,026
Consumer	38,295	45,635

	712,011	587,175

REO (1)	49,434	37,246
Other repossessed property	12,088	12,794

Total non-performing assets	$773,533	$637,215

Past due loans 90 days and still accruing	$208,339	$471,364
Non-performing assets to total assets	3.92%	3.27%
Non-accruing loans to total loans receivable	5.27%	4.49%
Allowance for loan and lease losses	$302,531	$281,526
Allowance to total non-accruing loans	42.49%	47.95%
Allowance to total non-accruing loans, excluding residential real estate loans	76.28%	90.16%

(1)	As of March 31, 2009 and December 31, 2008, REO include approximately $15.6 million and $14.8 million, respectively, of foreclosed properties in the U.S. mainland.
     Total non-performing assets as of March 31, 2009 were $773.5 million, compared to $637.2 million as of December 31, 2008. The slumping economy and deteriorating housing market in the United States coupled with recessionary conditions in Puerto Rico’s economy have resulted in higher non-performing balances in most of the Corporation’s loan portfolios.
     With regards to the United States mainland portfolio, total non-performing assets increased by $34.9 million to $138.9 million as of March 31, 2009. Several commercial mortgage loans that entered non-accruing status accounted for approximately $20.4 million of the increase in non-performing assets as compared to December 31, 2008. These commercial mortgage loans are individually collateralized by shopping centers, office buildings and a hotel facility, all located in the State of Florida. In addition, a $6.7 million, net of impairment of $0.8 million, construction loan granted for the development of an 18 unit residential complex was classified as non-accruing during the quarter. The balance of non-accruing residential mortgage loans continued to be adversely affected by the deteriorating economic conditions in the United States, which accounted for $16.1 million of the increase in non-accruing residential mortgage loans and for $0.8 million of the increase in foreclosed residential properties compared to balances as of December 31, 2008. The increases in non-performing United States mainland assets were partially offset by a $7.1 million construction loan (net of a charge-off and total loss of $1.1 million) that was paid-off during the quarter.
          Non-performing assets in Puerto Rico increased to $617.0 million as of March 31, 2009 from $512.6 million as of December 31, 2008. There were three construction loans in Puerto Rico that accounted for $41.1 million of the increase in non-performing assets and are primarily residential real estate construction loans adversely impacted by the slow real estate market that affected the loan’s source of repayment. The weakening economic conditions in Puerto Rico have also affected the volume of non-performing residential mortgage and commercial loans, which increased by $24.5 million and $32.5 million, respectively, since December 31, 2008. The volume of repossessed real estate properties in Puerto Rico also increased from $22.0 million as of December 31, 2008 to $33.1 million as of March 31, 2009. The Corporation continues to provide homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico. Due to the nature of the borrower’s financial condition, the restructure or loan modification through this program as well as other individual modified commercial, commercial mortgage loans and residential mortgages in the U.S. mainland fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the SFAS 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Such restructures are identified as TDRs and accounted for based on the provisions SFAS 114, “Accounting by Creditors for Impairment of a Loan.” Total TDR loans as of March 31, 2009 amounted to $89.4 million ($50.0 million, $15.0 million and $24.4 million of residential mortgage, commercial and commercial mortgage loans, respectively). From the $89.4 million total TDR loans, approximately $55.7 million are in accruing status and $33.7 million are classified as non-accrual as of March 31, 2009.
     In view of current conditions in the Unites States mainland housing market and weakening economic conditions in Puerto Rico, the Corporation may experience further deterioration in its portfolio, in particular the commercial, construction and residential loan portfolio.
     In contrast to the above, non-performing consumer assets (including finance leases) decreased by $7.8 million compared to December 31, 2008 balances. This portfolio continues to show signs of stability and benefited from changes in underwriting standards implemented in late 2005. The consumer loan portfolio with an average life of approximately four years has been replenished by new originations under revised standards.
     Past due loans 90-days and still accruing significantly decreased during the first quarter of 2009. Most of these loans consisted of matured construction loans according to contractual terms, but current with respect to interest payments, and decreased from $471.4 million as of December 31, 2008 to $208.3 million as of March 31, 2009, a 56% decrease. The $208.3 million outstanding as of March 31, 2008 includes the $65.8 million impaired loan extended for the acquisition and development of land and commercial properties (former hotel building) in Miami Beach, Florida, discussed above.

The Corporation has successfully renewed most of these loans and is committed to complete the renewal process for the remaining portion in the upcoming months.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
ITEM 1A. RISK FACTORS
          For a detailed discussion of certain risk factors that could affect First BanCorp’s operations, financial condition or results for future periods see the risk factors below and Item 1A, Risk Factors, in First BanCorp’s 2008 Annual Report on Form 10-K.
Regulatory considerations and restriction of dividends
     As a result of the ongoing financial crisis and challenging market conditions, we expect to face increased regulation and regulatory scrutiny of the financial services industry, including as a result of our participation in the TARP Capital Purchase Program. In January 2009, we issued preferred stock and warrants to purchase our common stock to the U.S. Treasury under the TARP Capital Purchase Program. Pursuant to the terms of this issuance, we are prohibited from increasing the current dividend rate on our common stock (currently $0.07 per share) without approval. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
     The United States Congress (“Congress”) has held hearings on the implementation of TARP. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of Emergency Economic Stabilization Act (EESA) to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of the use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. In addition, on April 1, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of the EESA that would impose additional limitations on the compensation arrangements of TARP recipients while the TARP capital investment remains outstanding. If enacted, such limitations would prohibit compensation payments (other than longevity bonuses or restricted stock payments) to any executive or employee that are unreasonable or excessive as defined by the Secretary of the Treasury or that include any bonus or other supplemental payment that is not directly determined by performance based measures. Although it is unclear whether such legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the U.S. Treasury. In addition, Congress may adopt other legislation impacting financial institutions that obtain funding under the TARP or changing lending practices that legislators believe led to the current economic situation. The new legal requirements and the adoption of any additional requirements could restrict or require changes to our lending, executive compensation or governance practices, increase governmental oversight of our businesses and adversely affect our ability to retain senior officers.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Stockholders Meeting of the Corporation was held on April 28, 2009. A quorum was obtained with 87,356,441 votes represented in person or by proxy, which represented approximately 94% of all votes eligible to be cast at the meeting. Eleven directors of the Corporation were elected for a term of one year to expire at the 2010 annual meeting of stockholders. The appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2009 was also approved as well as a non-binding resolution to approve the compensation of First BanCorp’s named executive officers. The results of the voting for each of the proposals are set forth below:
Election of Directors
NOMINEES FOR A ONE-YEAR TERM EXPIRING IN 2010

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD
Luis M. Beauchamp	73,047,714	14,250,735	57,992
Aurelio Alemán	86,486,771	742,186	127,483
José Menéndez Cortada	85,499,904	1,122,298	734,238
Jose Teixidor	77,340,647	2,564,382	7,451,411
Jorge L. Díaz	75,088,691	12,119,920	147,830
José L. Ferrer Canals	70,085,558	14,322,092	2,948,790
Sharee Ann Umpierre Catinchi	75,494,169	2,648,252	9,214,019
Fernando Rodriguez Amaro	72,126,531	8,083,563	7,146,346
Hector M. Nevares	84,068,062	3,157,781	130,598
Frank Kolodziej	85,584,555	1,558,116	213,770
Jose F. Rodriguez	79,392,514	1,718,670	6,245,257
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Corporation’s Independent Registered Public Accounting Firm for 2009

For:	68,377,603
Against:	18,856,726
Abstain:	122,112
Non-binding resolution to approve the compensation of First BanCorp’s named executive officers

For:	58,541,768
Against:	27,100,615
Abstain:	1,714,058
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
10.1 — Amendment to Employment Agreement — Luis M. Beauchamp
10.2 — Amendment to Employment Agreement — Aurelio Alemán
10.3 — Amendment to Employment Agreement — Randolfo Rivera
10.4 — Amendment to Employment Agreement — Lawrence Odell
10.5 — Amendment to Employment Agreement — Fernando Scherrer
12.1 — Ratio of Earnings to Fixed Charges and Preference Dividends
31.1 — CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 — CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant
Date: May 11, 2009	By:	/s/ Luis M. Beauchamp
Luis M. Beauchamp
Chairman, President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Fernando Scherrer
Fernando Scherrer
Executive Vice President and Chief Financial Officer