Form 10-Q
period 2009-06-30
FIRST BANCORP /PR/
filed 2009-08-11
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Common stock: 92,542,722 outstanding as of July 31, 2009.

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30,2009 and December 31, 2008	4
Consolidated Statements of (Loss) Income (Unaudited) — Quarters ended June 30, 2009 and June 30, 2008 and Six-months ended June 30, 2009 and June 30, 2008	5
Consolidated Statements of Cash Flows (Unaudited) — Six-months ended June 30, 2009 and June 30, 2008	6
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Six-months ended June 30, 2009 and June 30, 2008	7
Consolidated Statements of Comprehensive (Loss) Income (Unaudited) — Quarters ended June 30, 2009 and June 30, 2008 and Six-months ended June 30, 2009 and June 30, 2008	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 3. Quantitative and Qualitative Disclosures About Market Risk	120
Item 4. Controls and Procedures	120

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	121
Item 1A. Risk Factors	121
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	124
Item 3. Defaults Upon Senior Securities	124
Item 4. Submission of Matters to a Vote of Security Holders	125
Item 5. Other Information	125
Item 6. Exhibits	125

SIGNATURES	126
EX-10.1
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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	risks arising from credit and other risks of the Corporation’s lending and investment activities, including the Corporation’s condo-conversion loans from its Florida operations and the construction and commercial loan portfolios in Puerto Rico, which have affected and may continue to affect, among other things, the level of non-performing assets, charge-offs and the provision expense;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the recession in the United States, the continued recession in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•	adverse changes in general economic conditions in the state of Florida and Puerto Rico, including the interest rate scenario, market liquidity, rates and prices, and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for the Corporation’s products and services and the value of the Corporation’s assets, including the value of derivative instruments used for protection from interest rate fluctuations;

•	uncertainty about the impact of measures adopted by the Puerto Rico government in response to its fiscal situation on the different sectors of the economy;

•	uncertainty about the effectiveness and impact of the U.S. government’s rescue plan, including the bailout of U.S. government-sponsored housing agencies, on the financial markets in general and on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve System (FED), the Federal Deposit Insurance Corporation (FDIC), government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	risks of not being able to recover all assets pledged to Lehman Brothers Special Financing, Inc.;

•	risks associated with the soundness of other financial institutions;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of the Doral Financial Corporation’s financial condition on the repayment of its outstanding secured loans to the Corporation;

•	the Corporation’s ability to issue brokered certificates of deposit and fund operations;

•	risks associated with downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.
     The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
     Investors should carefully consider these factors and the risk factors referenced under Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	June 30, 2009	December 31, 2008
ASSETS

Cash and due from banks	$177,963	$329,730

Money market investments:
Federal funds sold	50,773	54,469
Time deposits with other financial institutions	1,540	600
Other short-term investments	17,512	20,934

Total money market investments	69,825	76,003

Investment securities available for sale, at fair value:
Securities pledge that can be repledged	4,188,442	2,913,721
Other investment securities	1,339,539	948,621

Total investment securities available for sale	5,527,981	3,862,342

Investment securities held to maturity, at amortized cost:
Securities pledge that can be repledged	452,690	968,389
Other investment securities	234,241	738,275

Total investment securities held to maturity, fair value of $703,430 (2008 - $1,720,412)	686,931	1,706,664

Other equity securities	83,430	64,145

Loans, net of allowance for loan and lease losses of $407,746 (2008 - $281,526)	12,695,025	12,796,363
Loans held for sale, at lower of cost or market	32,939	10,403

Total loans, net	12,727,964	12,806,766

Premises and equipment, net	192,817	178,468
Other real estate owned	58,064	37,246
Accrued interest receivable on loans and investments	79,415	98,565
Due from customers on acceptances	789	504
Other assets	407,708	330,835

Total assets	$20,012,887	$19,491,268

LIABILITIES

Deposits:
Non-interest-bearing deposits	$718,370	$625,928
Interest — bearing deposits (including $0 and $1,150,959 measured at fair value as of June 30, 2009 and December 31, 2008, respectively)	11,317,057	12,431,502

Total deposits	12,035,427	13,057,430

Loans payable	135,000	—
Securities sold under agreements to repurchase	4,130,092	3,421,042
Advances from the Federal Home Loan Bank (FHLB)	1,325,440	1,060,440
Notes payable (including $11,565 and $10,141 measured at fair value as of June 30, 2009 and December 31, 2008, respectively)	24,388	23,274
Other borrowings	231,959	231,914
Bank acceptances outstanding	789	504
Accounts payable from investment purchases	142,859	—
Accounts payable and other liabilities	146,247	148,547

Total liabilities	18,172,201	17,943,151

Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,404,000 shares (2008 -22,004,000) at an aggregate liquidation value of $950,100 (2008 - $550,100)	926,259	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,444,549	102,444	102,444
Less: Treasury stock (at cost)	(9,898)	(9,898)

Common stock outstanding, 92,546,749 shares outstanding	92,546	92,546

Additional paid-in capital	134,179	108,299
Legal surplus	299,006	299,006
Retained earnings	342,314	440,777
Accumulated other comprehensive income, net of deferred tax expense of $3,419 (2008 - $717)	46,382	57,389

Total stockholders’equity	1,840,686	1,548,117

Total liabilities and stockholders’equity	$20,012,887	$19,491,268

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share information)	2009	2008	2009	2008
Interest income:
Loans	$185,318	$204,794	$373,263	$418,605
Investment securities	67,345	70,001	137,632	132,018
Money market investments	117	1,813	208	5,072

Total interest income	252,780	276,608	511,103	555,695

Interest expense:
Deposits	79,458	99,767	174,768	205,964
Loans payable	614	—	960	—
Federal funds purchased and securities sold under agreements to repurchase	29,015	28,969	59,160	62,908
Advances from FHLB	8,317	9,572	16,609	20,720
Notes payable and other borrowings	4,362	3,694	6,994	7,039

Total interest expense	121,766	142,002	258,491	296,631

Net interest income	131,014	134,606	252,612	259,064

Provision for loan and lease losses	235,152	41,323	294,581	87,116

Net interest (loss) income after provision for loan and lease losses	(104,138)	93,283	(41,969)	171,948

Non-interest income:
Other service charges on loans	1,523	1,418	3,052	2,731
Service charges on deposit accounts	3,327	3,191	6,492	6,555
Mortgage banking activities	2,373	804	3,179	1,123
Net gain (loss) on sale of investments	10,305	(190)	28,143	16,003
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	(32,541)	(489)	(32,929)	(489)
Noncredit-related impairment losses on debt securities not expected to be sold (recognized in other comprehensive income)	31,480	—	31,480	—

Net impairment losses on investment securities	(1,061)	(489)	(1,449)	(489)
Rental income	407	579	856	1,122
Other non-interest income	6,541	6,689	13,195	14,337

Total non-interest income	23,415	12,002	53,468	41,382

Non-interest expeses:
Employees’ compensation and benefits	34,472	34,994	68,714	71,320
Occupancy and equipment	14,824	15,541	29,598	30,520
Business promotion	3,836	4,802	6,952	9,067
Professional fees	3,342	4,919	6,528	9,978
Taxes, other than income taxes	6,641	3,988	10,642	8,014
Insurance and supervisory fees	16,622	3,945	23,294	7,929
Net loss on real estate owned (REO) operations	6,626	3,172	12,001	6,428
Other non-interest expenses	9,625	10,402	22,787	20,694

Total non-interest expenses	95,988	81,763	180,516	163,950

(Loss) income before income taxes	(176,711)	23,522	(169,017)	49,380

Income tax benefit	98,053	9,472	112,250	17,203

Net (loss) income	$(78,658)	$32,994	$(56,767)	$66,583

Net (loss) income attributable to common stockholders	$(94,825)	$22,925	$(88,052)	$46,445

Net (loss) income per common share:

Basic	$(1.03)	$0.25	$(0.95)	$0.50

Diluted	$(1.03)	$0.25	$(0.95)	$0.50

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(56,767)	$66,583

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,460	9,165
Amortization and impairment of core deposit intangible	5,856	1,695
Provision for loan and lease losses	294,581	87,116
Deferred income tax benefit	(94,057)	(15,068)
Stock-based compensation recognized	52	—
Gain on sale of investments, net	(28,143)	(16,003)
Other-than-temporary impairments on available-for-sale securities	1,449	489
Derivatives instruments and hedging activities gain	(16,302)	(27,599)
Net gain on sale of loans and impairments	(3,807)	(617)
Net amortization of premiums and discounts an deferred loan fees and costs	549	(539)
Net increase in mortgage loans held for sale	(27,691)	—
Amortization of broker placement fees	12,146	7,079
Net amortization (accretion) of premium and discounts on investment securities	5,341	(7,900)
Decrease in accrued income tax payable	(16,509)	(4,715)
Decrease in accrued interest receivable	19,390	10,205
Decrease in accrued interet payable	(19,193)	(31,588)
Decrease in other assets	17,283	12,365
Increase (decrease) in other liabilities	22,521	(23,244)

Total adjustments	183,925	841

Net cash provided by operating activities	127,158	67,424

Cash flows from investing activities:
Principal collected on loans	1,661,329	1,446,537
Loans originated	(1,984,001)	(1,948,093)
Purchases of loans	(100,697)	(116,864)
Proceeds from sale of loans	4,866	70,601
Proceeds form sale of repossessed assets	31,510	37,190
Purchase of servicing assets	—	(621)
Proceeds from sale of available-for-sale securities	791,313	389,784
Purchases of securities held to maturity	—	(99)
Purchases of securities available for sale	(2,627,666)	(3,351,675)
Principal repayments and maturities of securities held to maturity	1,017,001	1,489,215
Principal repayments of securities available for sale	511,713	165,658
Additions to premises and equipment	(24,809)	(15,088)
Proceeds from redemption of other investment securities	—	9,342
Increase in other equity securities	(19,285)	(17,106)
Net cash inflow on acquisition of business	—	5,154

Net cash used in investing activities	(738,726)	(1,836,065)

Cash flows from financing activities
Net (decrease) increase in deposits	(1,015,725)	432,637
Net increase in loans payable	135,000	—
Net increase in federal funds purchased and securities sold under agreements to repurchase	709,050	904,944
Net FHLB advances taken	265,000	357,000
Dividends paid	(39,710)	(33,088)
Issuance of preferred stock and associated warrant	400,000	—
Exercise of stock options	—	53
Other financing activities	8	—

Net cash provided by financing activities	453,623	1,661,546

Net decrease in cash and cash equivalents	(157,945)	(107,095)

Cash and cash equivalents at beginning of period	405,733	378,945

Cash and cash equivalents at end of period	$247,788	$271,850

Cash and cash equivalents include:
Cash and due from banks	$177,963	$122,979
Money market instruments	69,825	148,871

	$247,788	$271,850

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2009	2008
Preferred Stock:
Balance at beginning of period	$550,100	$550,100
Issuance of preferred stock — Series F	400,000	—
Preferred stock discount — Series F, net of accretion	(23,841)	—

Balance at end of period	926,259	550,100

Common Stock outstanding:
Balance at beginning of period	92,546	92,504
Common stock issued under stock option plan	—	6

Balance at end of period	92,546	92,510

Additional Paid-In-Capital:
Balance at beginning of period	108,299	108,279
Issuance of common stock warrants	25,820	—
Shares issued under stock option plan	—	47
Stock-based compensation recognized	52	—
Other	8	—

Balance at end of period	134,179	108,326

Legal Surplus	299,006	286,049

Retained Earnings:
Balance at beginning of period	440,777	409,978
Net (loss) income	(56,767)	66,583
Cash dividends declared on common stock	(12,966)	(12,950)
Cash dividends declared on preferred stock	(26,750)	(20,138)
Accretion of preferred stock discount — Series F	(1,980)	—

Balance at end of period	342,314	443,473

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	57,389	(25,264)
Other comprehensive loss, net of tax	(11,007)	(53,501)

Balance at end of period	46,382	(78,765)

Total stockholders’equity	$1,840,686	$1,401,693

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2009	2008	2009	2008
Net (loss) income	$(78,658)	$32,994	$(56,767)	$66,583

Unrealized losses on available-for-sale debt securities on which an other-than-temporary impairment has been recognized:

Noncredit-related impairment losses on debt securities not expected to be sold	(31,480)	—	(31,480)	—
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	1,061	—	1,061	—

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gain (loss) arising during the period	6,565	(66,258)	49,869	(48,079)
Reclassification adjustments for net (gain) loss included in net income	(10,305)	190	(28,143)	(6,661)
Reclassification adjustments for other-than-temporary impairment on equity securities	—	489	388	489

Income tax (expense) benefit related to items of other comprehensive income	(2,210)	511	(2,702)	750

Other comprehensive loss for the period, net of tax	(36,369)	(65,068)	(11,007)	(53,501)

Total comprehensive (loss) income	$(115,027)	$(32,074)	$(67,774)	$13,082

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
     The results of operations for the quarter and six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.
Adoption of new accounting standards and recently issued but not yet effective accounting pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“SFAS”) 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities which are effective since the first interim period after the issuance of this statement. The adoption of this Statement did not have a significant impact on the Corporation’s financial statements.
     In June 2008, the FASB issued Staff Position No. (“FSP”) EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under FSP EITF 03-6-1 unvested share-based payment awards that are considered to be participating securities should be included in the computation of EPS pursuant to the two-class method under SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this Statement did not have an impact on the Corporation’s financial statements since, as of June 30, 2009, the outstanding unvested shares of restricted stock do not contain rights to nonforfeitable dividends.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R), “Business Combinations.” The FSP will carry forward the requirements in SFAS 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS 5, “Accounting for Contingencies.” This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Statement did not have an impact on the Corporation’s financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.” The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement, that is, to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. The adoption of this Statement did not impact the Corporation’s fair value methodologies on its financial assets.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 requires an entity to recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the noncredit component in other comprehensive income (“OCI”) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. This FSP also requires expanded disclosures and became effective for interim and annual reporting periods ending after June 15, 2009. As a result of the adoption of this FSP, the Corporation recorded a $1.1 million OTTI through earnings in the second quarter of 2009 that represents the credit loss of available-for-sale private label mortgage-backed securities (“MBS”). This FSP does not amend existing recognition and measurement guidance related to an OTTI of equity securities. The expanded disclosures related to FSP FAS 115-2 are included in Note 4 — Investment Securities.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” applies to all financial instruments within the scope of SFAS 107 and requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. This FSP became effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 expanded the Corporation’s interim financial statement disclosures with regard to the fair value of financial instruments as presented in Note 18 — Fair Value.
     In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. Refer to Note 23 for subsequent events evaluated by the Corporation.
     In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Corporation is evaluating the impact the adoption of SFAS 166 will have on its financial statements.
     In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (i) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (ii) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Corporation is evaluating the impact, if any, the adoption of SFAS 167 will have on its financial statements.
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters and six-month periods ended on June 30, 2009 and 2008 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In thousands, except per share information)
Net (Loss) Income:
Net (loss) income	$(78,658)	$32,994	$(56,767)	$66,583
Less: Preferred stock dividends (1)	(15,069)	(10,069)	(29,305)	(20,138)
Less: Preferred stock discount accretion	(1,098)	—	(1,980)	—

Net (loss) income attributable to common stockholders	$(94,825)	$22,925	$(88,052)	$46,445

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,511	92,505	92,511	92,505
Average potential common shares	—	203	—	145

Diluted weighted-average number of common shares outstanding	92,511	92,708	92,511	92,650

(Loss) earning per common share:
Basic	$(1.03)	$0.25	$(0.95)	$0.50
Diluted	$(1.03)	$0.25	$(0.95)	$0.50

(1)	For the quarter and six-month period ended June 30, 2009, preferred stock dividends include $2.6 million of Series F Preferred Stock cumulative preferred dividends not declared as of the end of the period. Refer to Note 16 for additional information related to the Series F Preferred Stock issued to the U.S. Treasury in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program.
     (Loss) earnings per common share are computed by dividing net (loss) income attributable to common stockholders by the weighted average common shares issued and outstanding. Net (loss) income attributable to common stockholders represents net (loss) income adjusted for preferred stock dividends including dividends declared, accretion of discount on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarter and six-month period ended June 30, 2009, there were 3,910,910 outstanding stock options, warrants outstanding to purchase 5,842,259 shares of common stock related to the TARP Capital Purchase Program and 36,243 unvested shares of restricted stock that were excluded from the computation of diluted earnings per common share because the Corporation reported a net loss attributable to common stockholders for such periods. Refer to Note 16 for additional information related to the issuance of the Series F Preferred Stock and Warrant (as hereinafter defined) under the TARP Capital Purchase Program. For the quarter and six-month period ended June 30,

2008, a total of 2,020,600 weighted-average outstanding stock options were not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.
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
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. During the fourth quarter of 2008, pursuant to its independent director compensation plan, the Corporation granted 36,243 shares of restricted stock with a fair value of $8.69 under the Omnibus Plan to the Corporation’s independent directors. The restrictions on such restricted stock awards will lapse ratably on an annual basis over a three-year period commencing on December 1, 2009. For the quarter and six-month period ended June 30, 2009, the Corporation recognized $26,250 and $52,500, respectively, of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to these non-vested restricted stocks was $253,750 as of June 30, 2009 and is expected to be recognized over the next 2.4 years.
     The Corporation accounted for stock options using the “modified prospective” method upon adoption of SFAS 123R, “Share-Based Payment.” There were no stock options granted during 2009 and 2008 and therefore no compensation expense associated with stock options for the first half of 2009 and 2008.

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
     Stock options outstanding as of June 30, 2009 are set forth below:

Six-Month Period Ended
June 30, 2009
Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Stock options outstanding and exercisable at the beginning and end of period	3,910,910	$12.82	5.7	$—

     There were no stock options granted or exercised during the first half of 2009. No options were granted during the first half of 2008. Cash proceeds from 6,000 options exercised during the first half of 2008 amounted to approximately $53,000 and did not have any intrinsic value.

4 — INVESTMENT SECURITIES
     Investment Securities Available for Sale
     The amortized cost, non-credit loss component of OTTI securities recorded in accumulated other comprehensive income, (“AOCI”) gross unrealized gains and losses recorded in accumulated other comprehensive income, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009						December 31, 2008
		Non-Credit
		Loss Component	Gross			Weighted		Gross			Weighted
	Amortized	of OTTI	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	Recorded in AOCI	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
After 5 to 10 years	$95,694	$—	$1,016	$—	$96,710	3.54	$—	$—	$—	$—	—

Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	1,139,521	—	4,321	157	1,143,685	2.12	—	—	—	—	—

Puerto Rico Government obligations:
Due within one year	4,287	—	6	—	4,293	6.14	4,593	46	—	4,639	6.18
After 1 to 5 years	110,692	—	77	238	110,531	5.41	110,624	259	479	110,404	5.41
After 5 to 10 years	6,394	—	291	82	6,603	5.80	6,365	283	128	6,520	5.80
After 10 years	15,784	—	20	196	15,608	5.31	15,789	45	264	15,570	5.30

United States and Puerto Rico Government obligations	1,372,372	—	5,731	673	1,377,430	2.55	137,371	633	871	137,133	5.44

Mortgage-backed securities:
FHLMC certificates:
Due within one year	9	—	—	—	9	6.49	37	—	—	37	5.94
After 1 to 5 years	87	—	2	—	89	6.74	157	2	—	159	7.07
After 5 to 10 years	30	—	3	—	33	8.41	31	3	—	34	8.40
After 10 years	1,718,250	—	46,145	3,813	1,760,582	5.12	1,846,386	45,743	1	1,892,128	5.46

	1,718,376	—	46,150	3,813	1,760,713	5.12	1,846,611	45,748	1	1,892,358	5.46

GNMA certificates:
Due within one year	28	—	—	—	28	7.08	45	1	—	46	5.72
After 1 to 5 years	91	—	4	—	95	6.56	180	6	—	186	6.71
After 5 to 10 years	509	—	11	—	520	4.59	566	9	—	575	5.33
After 10 years	328,235	—	7,956	588	335,603	5.37	331,594	10,283	10	341,867	5.38

	328,863	—	7,971	588	336,246	5.37	332,385	10,299	10	342,674	5.38

FNMA certificates:
After 1 to 5 years	41	—	4	—	45	10.87	53	5	—	58	10.20
After 5 to 10 years	263,233	—	9,521	535	272,219	4.81	269,716	4,678	—	274,394	4.96
After 10 years	1,492,364	—	25,128	5,267	1,512,225	4.59	1,071,521	28,005	1	1,099,525	5.60

	1,755,638	—	34,653	5,802	1,784,489	4.62	1,341,290	32,688	1	1,373,977	5.47

Collateralized Mortgage Obligations issued or guaranteed by FHLMC,
FNMA and GNMA:
After 10 years	174,459	—	—	2,452	172,007	1.07	—	—	—	—	—

Other mortgage pass-through trust certificates:
After 10 years	128,046	31,480	2	—	96,568	3.18	144,217	2	30,236	113,983	5.43

Total mortgage-backed securities	4,105,382	31,480	88,776	12,655	4,150,023	4.70	3,664,503	88,737	30,248	3,722,992	5.46

Corporate bonds:
After 5 to 10 years	—	—	—	—	—	—	241	—	—	241	7.70
After 10 years	—	—	—	—	—	—	1,307	—	—	1,307	7.97

Corporate bonds	—	—	—	—	—	—	1,548	—	—	1,548	7.93

Equity securities (without contractual maturity) (1)	427	—	110	9	528	3.65	814	—	145	669	2.38

Total investment securities available for sale	$5,478,181	$31,480	$94,617	$13,337	$5,527,981	4.16	$3,804,236	$89,370	$31,264	$3,862,342	5.46

(1)	Represents common shares of other financial institutions in Puerto Rico.
     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of AOCI ..
The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008. It also includes debt securities for which an other-than-temporary impairment was recognized and only the amount related to a credit loss was recognized in earnings :

	As of June 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S Government sponsored agencies	$149,843	$157	$—	$—	$149,843	$157

Puerto Rico Government obligations	11,189	11	13,655	505	24,844	516

Mortgage-backed securities
FHLMC	247,171	3,813	—	—	247,171	3,813
GNMA	39,876	588	—	—	39,876	588
FNMA	603,947	5,802	14	—	603,961	5,802
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	172,007	2,452	—	—	172,007	2,452
Other mortgage pass-through trust certificates	—	—	96,303	31,480	96,303	31,480
Equity securities	46	9	—	—	46	9

	$1,224,079	$12,832	$109,972	$31,985	$1,334,051	$44,817

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$13,288	$871	$13,288	$871

Mortgage-backed securities
FHLMC	68	1	—	—	68	1
GNMA	903	10	—	—	903	10
FNMA	361	1	21	—	382	1
Other mortgage pass-through trust certificates	—	—	113,685	30,236	113,685	30,236

Equity securities	318	145	—	—	318	145

	$1,650	$157	$126,994	$31,107	$128,644	$31,264

Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009					December 31, 2008
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,500	$85	$—	$8,585	1.07	$8,455	$34	$—	$8,489	1.07

Obligations of other U.S. Government sponsored agencies:
After 10 years	8,235	—	1,902	6,333	6.13	945,061	5,281	728	949,614	5.77
Puerto Rico Government obligations:
After 5 to 10 years	18,249	422	170	18,501	5.86	17,924	480	97	18,307	5.85
After 10 years	5,060	9	—	5,069	5.50	5,145	35	—	5,180	5.50

United States and Puerto Rico Government obligations	40,044	516	2,072	38,488	4.85	976,585	5,830	825	981,590	5.73

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	6,713	84	1	6,796	3.80	8,338	71	5	8,404	3.83
FNMA certificates:
After 1 to 5 years	6,054	104	—	6,158	3.91	7,567	88	—	7,655	3.85
After 5 to 10 years	607,531	18,512	—	626,043	4.50	686,948	9,227	—	696,175	4.46
After 10 years	24,589	202	6	24,785	5.31	25,226	247	25	25,448	5.31

Mortgage-backed securities	644,887	18,902	7	663,782	4.52	728,079	9,633	30	737,682	4.48

Corporate bonds:
After 10 years	2,000	—	840	1,160	5.80	2,000	—	860	1,140	5.80

Total investment securities held-to-maturity	$686,931	$19,418	$2,919	$703,430	4.54	$1,706,664	$15,463	$1,715	$1,720,412	5.19

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.

     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S Government sponsored agencies	$—	$—	$6,333	$1,902	$6,333	$1,902

Puerto Rico Government obligations	6,928	72	4,552	98	11,480	170

Mortgage-backed securities
FNMA	6,593	6	—	—	6,593	6
FHLMC	—	—	506	1	506	1
Corporate bonds	—	—	1,160	840	1,160	840

	$13,521	$78	$12,551	$2,841	$26,072	$2,919

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$—	$—	$7,262	$728	$7,262	$728
Puerto Rico Government obligations	—	—	4,436	97	4,436	97

Mortgage-backed securities
FNMA	—	—	6,825	25	6,825	25
FHLMC	—	—	600	5	600	5

Corporate bonds	—	—	1,140	860	1,140	860

	$—	$—	$20,263	$1,715	$20,263	$1,715

Assessment for OTTI
On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered OTTI pursuant to FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP SFAS 115-1 and 124-1”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Corporation to assess whether the unrealized loss is other-than-temporary. Prior to the adoption of FSP FAS 115-2, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings. An unrealized loss was considered other-than-temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and the Corporation did not have the positive intent and ability to hold the security until recovery or maturity.
The Corporation adopted FSP FAS 115-2 during the second quarter of 2009. FSP FAS 115-2 amended the OTTI model for debt securities. Under the new guidance, OTTI losses must be recognized in earnings if an investor has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.
Under FSP FAS 115-2, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of the Corporation’s adoption of FSP FAS 115-2, the credit loss component of an OTTI is recorded as a component of Net impairment losses on investment securities in the accompanying consolidated statement of (loss) income, while the remaining portion of the impairment loss is recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery.
Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 95% of the total available-for-sale and held-to-maturity portfolio as of June 30, 2009 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label MBS of approximately $128 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
•	The length of time and the extent to which the fair value has been less than the amortized cost basis.

•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.
     During the second quarter of 2009, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

(In thousands)	Private label MBS
Total other-than-temporary impairment losses	$(32,541)
Unrealized other-than-temporary impairment losses recognized in OCI (1)	31,480

Net impairment losses recognized in earnings (2)	$(1,061)

(1)	Represents the noncredit component impact of the OTTI on available-for-sale debt securities

(2)	Represents the credit component of the OTTI on available-for-sale debt securities
     The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

Quarter Ended
(In thousands)	June 30, 2009
Credit losses at the beginning of the period	$—
Additions:
Credit losses related to securities for which an OTTI was not previously recognized	1,061

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$1,061

     As of June 30, 2009, debt securities with OTTI, for which a loss related to credit was recognized in earnings, consisted entirely of private label MBS. Private label MBS are mortgage pass-through certificates bought from R&G Financial Corporation (“R&G Financial”), a Puerto Rican financial institution. During the second quarter of 2009, the Corporation received from R&G Financial a payment of $4.2 million to eliminate the 10% recourse provision contained in the private label MBS. The elimination of the recourse provision was the reason for which the present value of the expected future cash flows in these private label MBS is less than the amortized cost of the security.
     Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e.

loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy, loan purpose, documentation type, debt-to-income ratio, others) to provide an estimate of default and loss severity.
     For valuation purposes, the Corporation used a discounted cash flow model applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security and utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows as of June 30, 2009.

	Weighted
	Average	Range
Discount rate	15%	15%
Prepayment rate	23%	15.90% – 39.40%
Projected Cumulative Loss Rate	4%	0.39% – 8.90%
     For the six-month periods ended on June 30, 2009 and 2008, the Corporation recorded OTTI of approximately $0.4 million and $0.5 million, respectively, on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the first half of 2009 amounted to approximately $791.3 million (2008 — $389.8 million). The following table summarizes the realized gains and losses on sales of securities available for sale for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
(In thousands)	2009	2008	2009	2008
Realized gains	$10,305	$—	$28,143	$6,851
Realized losses	—	(190)	—	(190)

Net realized security gains (losses)	$10,305	$(190)	$28,143	$6,661

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
     As of June 30, 2009 and December 31, 2008, the Corporation had investments in FHLB stock with a book value of $81.9 million and $62.6 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the second quarter and six-month period ended June 30, 2009 amounted to $0.8 million and $1.1 million, respectively, compared to $1.1 million and $2.3 million, respectively, for the same periods in 2008.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2009 and December 31, 2008 was $1.6 million. During the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.
6 — LOAN PORTFOLIO
     The following is a detail of the loan portfolio:

	As of	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Residential real estate loans, mainly secured by first mortgages	$3,621,496	$3,481,325

Commercial loans:
Construction loans	1,580,207	1,526,995
Commercial mortgage loans	1,564,933	1,535,758
Commercial loans	4,002,306	3,857,728
Loans to local financial institutions collaterilized by real estate mortgages	336,300	567,720

Commercial loans	7,483,746	7,488,201

Finance leases	341,119	363,883

Consumer loans	1,656,410	1,744,480

Loans receivable	13,102,771	13,077,889

Allowance for loan and lease losses	(407,746)	(281,526)

Loans receivable, net	12,695,025	12,796,363

Loans held for sale	32,939	10,403

Total loans	$12,727,964	$12,806,766

     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary (“FirstBank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio, including loans held for sale, of $13.1 billion as of June 30, 2009, approximately 81% has regional credit risk concentration in Puerto Rico, 11% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands.
The Corporation’s largest loan concentration to one borrower of $336.3 million as of June 30, 2009 is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate. During the second quarter of 2009, the Corporation completed a transaction with R&G Financial that involved the purchase of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G Financial. The purchase price of the transaction was retained by the Corporation to fully pay off the loan, thereby significantly reducing the Corporation’s exposure to a single borrower. Also, a $500 million facility extended in the first quarter of 2009 to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), an instrumentality of the Government of Puerto Rico, was paid off on June 18, 2009.
7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$302,531	$210,495	$281,526	$190,168
Provision for loan and lease losses	235,152	41,323	294,581	87,116
Charge-offs	(131,375)	(31,602)	(173,835)	(58,988)
Recoveries	1,438	2,056	5,474	3,976

Balance at end of period	$407,746	$222,272	$407,746	$222,272

     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a loss. As of June 30, 2009 and December 31, 2008, impaired loans and their related allowance were as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Impaired loans with valuation allowance, net of charge-offs	$647,390	$384,914
Impaired loans without valuation allowance, net of charge-offs	288,199	116,315

Total impaired loans	$935,589	$501,229

Allowance for impaired loans	$117,526	$83,353

     The loans that were classified as impaired during the first half of 2009, totaled approximately $614.0 million ($368.3 million pertained to Florida operations). These loans required a specific reserve of $83.9 million. Partially offsetting the increase in impaired loans were charge-offs of approximately $26.5 million related to the $614 million of loans classified as impaired during 2009 and approximately $93.3 million associated with impaired loans identified prior to 2009 and other decreases, including loans paid in full, partial payments and collateral repossessions, mainly in Florida. During the first half of 2009, the Corporation repossessed approximately $9.2 million of commercial real estate properties in Florida, net of charge-offs of approximately $8.2 million.
     Approximately $64.7 million, or 54%, of the charge-offs recorded during 2009 are related to the construction loan portfolio in Florida and $26.3 million, or 22%, are related to the construction loan portfolio in Puerto Rico.
     The following table sets forth an analysis of the activity in the allowance for impaired loans for the six-month period ended June 30, 2009:

	For the Six-Month Period Ended June 30, 2009
	Construction	Commercial	Commercial Mortgage
	Loans	Loans	Loans	Other Loans (1)	Total
Allowance for impaired loans, beginning of period	$56,330	$18,343	$8,680	$—	$83,353
Provision for impaired loans	113,185	19,463	17,796	3,571	154,015
Charge-offs	(91,060)	(14,946)	(13,836)	—	(119,842)

Allowance for impaired loans, end of period	$78,455	$22,860	$12,640	$3,571	$117,526

(1)	Mainly related to restructured residential mortgage loans.
     Interest income in the amount of approximately $5.4 million and $9.8 million was recognized on impaired loans for the second quarter and first half of 2009, respectively, compared to $2.2 million and $7.9 million, respectively, for the same periods in 2008. The average recorded investment in impaired loans for the first six-months of 2009 and 2008 was $693.4 million and $205.8 million, respectively.
     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico. Due to the nature of the borrower’s financial condition, the restructure or loan modification through this program as well as other individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fits the definition of Troubled Debt Restructuring (“TDR”) as defined by SFAS 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Such restructures are identified as TDRs and accounted for based on the provisions SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of June 30, 2009, the Corporation’s TDR loans consisted of $56.9 million of residential mortgage loans, $25.1 million commercial loans, $44.5 million commercial mortgage loans and $104.0 million of construction loans.

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
     The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk primarily to the value of its medium-term notes and for protection of rising interest rates in connection with private label MBS.
     The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of June 30, 2009 and December 31, 2008, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. However, most of these interest rate swaps were called during 2009, in the face of lower interest rate levels, and as a consequence the Corporation exercised its call option on the swapped-to-floating brokered CDs. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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
     The following table summarizes the notional amounts of all derivative instruments as of June 30, 2009 and December 31, 2008:

	Notional Amounts
	As of	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered certificates of deposits, notes payable and loans	$80,577	$1,184,820
Written interest rate cap agreements	197,955	128,043
Purchase interest rate cap agreements	335,114	276,400
Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$720,676	$1,696,293

     The following table summarizes the fair values of derivative instruments and the location in the Statement of Financial Condition as of June 30, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
		June 30,	December 31,		June 30,	December 31,
		2009	2008		2009	2008
	Statement of			Statement of
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(Dollars in thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered CDs, notes payable and loans	Other Assets	$326	$5,649	Accounts payable and other liabilities	$5,708	$7,188
Written interest rate cap agreements	Other Assets	—	—	Accounts payable and other liabilities	428	3
Purchase interest rate cap agreements	Other Assets	4,004	764	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other Assets	—	—	Interest bearing deposits	23	241
Embedded written options on stock index notes payable	Other Assets	—	—	Notes payable	510	1,073
Purchased options used to manage exposure to the stock market on embedded stock index options	Other Assets	568	1,597	Accounts payable and other liabilities	—	—

		$4,898	$8,010		$6,669	$8,505

     The following table summarizes the effect of derivative instruments on the Statement of Income for the quarters and six-month periods ended on June 30, 2009 and 2008:

		Unrealized Gain or (Loss)		Unrealized Gain or (Loss)
	Location of Unrealized Gain or (loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2009	2008	2009	2008
		(In thousands)		(In thousands)
Interest rate contracts:
Interest rate swap agreements used to hedge:
Brokered CDs	Interest Expense on Deposit	$(877)	$(29,805)	$(5,236)	$25,552
Notes payable	Interest Expense on Notes Payable and Other Borrowings	—	(247)	3	(114)
Loans	Interest Income on Loans	837	2,548	1,390	40

Written and purchased interest rate cap agreements - mortgage-backed securities	Interest Income on Investment Securities	2,489	3,041	2,706	857
Written and purchased interest rate cap agreements — loans	Interest Income on Loans	139	54	144	23

Equity contracts:
Embedded written and purchased options on stock index deposits	Interest Expense on Deposits	(15)	(129)	(82)	(150)
Embedded written and purchased options on stock index notes payable	Interest Expense on Notes Payable and Other Borrowings	(53)	(67)	(166)	113

Total Unrealized Gain (Loss) on derivatives		$2,520	$(24,605)	$(1,241)	$26,321

     Derivative instruments, such as interest rate swaps, are subject to market risk. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The unrealized gains and losses in the fair value of derivatives that economically hedge certain callable brokered CDs and medium-term notes are partially offset by unrealized gains and losses on the valuation of such economically hedged liabilities that were elected to be measured at fair value under the provisions of SFAS 159. The Corporation includes the gain or loss on those economically hedged liabilities (brokered CDs and medium-term notes) in the same line item as the offsetting loss or gain on the related derivatives as set forth below:

	Quarter ended June 30,
	2009			2008
	Loss	Gain / (Loss)	Net Unrealized	Loss	Gain	Net Unrealized
(In thousands)	on Derivatives	on SFAS 159 liabilities	Gain / (Loss)	on Derivatives	on SFAS 159 liabilities	Loss
Interest expense on Deposits	$(892)	$1,555	$663	$(29,934)	$28,462	$(1,472)
Interest expense on Notes Payable and Other Borrowings	(53)	(1,679)	(1,732)	(314)	2	(312)

	Six-Month Period ended June 30,
	2009			2008
	Loss	Gain / (Loss)	Net Unrealized	Gain / (Loss)	(Loss) / Gain	Net Unrealized
(In thousands)	on Derivatives	on SFAS 159 liabilities	Gain / (Loss)	on Derivatives	on SFAS 159 liabilities	Gain
Interest expense on Deposits	$(5,318)	$8,696	$3,378	25,402	(21,095)	$4,307
Interest expense on Notes Payable and Other Borrowings	(163)	(1,424)	(1,587)	(1)	899	898
     A summary of interest rate swaps as of June 30, 2009 and December 31, 2008 follows:

	As of	As of
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$80,577	$78,855
Weighted-average receive rate at period end	2.24%	3.21%
Weighted-average pay rate at period end	6.52%	6.75%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$—	$1,105,965
Weighted-average receive rate at period end	0.00%	5.30%
Weighted-average pay rate at period end	0.00%	3.09%
     During the first half of 2009, all of the $1.1 billion of interest rate swaps that economically hedge brokered CDs were called by the counterparties, mainly due to lower levels of 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on the approximately $1.1 billion swapped-to- floating brokered CDs. The Corporation recorded a net loss of $3.5 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
     As of June 30, 2009, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

9 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of June 30, 2009 and December 31, 2008 amounted to $28.1 million recognized as part of “Other Assets.” The goodwill resulted primarily from the acquisition of Ponce General Corporation in 2005. No goodwill impairment was recognized during 2009 and 2008. Goodwill is reviewed for impairment at least annually. Goodwill impairment analysis will be conducted during the second half of 2009.
     As of June 30, 2009, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $23.7 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2008 — $45.8 million and $21.8 million, respectively). During the quarter and six-month period ended June 30, 2009, the amortization expense of core deposits amounted to $0.9 million and $1.9 million, respectively, compared to $0.9 million and $1.7 million, respectively, for the comparable periods in 2008. As a result of an impairment evaluation on core deposit intangibles, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” there was an impairment charge of $4.0 million recognized during the first half of 2009 related to core deposits in FirstBank Florida attributable to decreases in the base of core deposits acquired.
10 — DEPOSITS
     The following table summarizes deposit balances:

	As of	As of
	June 30,	December 31,
	2009	2008
	(In thosands)
Non-interest bearing checking account deposits	$718,370	$625,928
Savings accounts	1,479,795	1,288,179
Interest-bearing checking accounts	881,868	726,731
Certificates of deposits	1,719,229	1,986,770
Brokered certificates of deposits (includes $0 and $1,150,959 measured at fair value as of June 30, 2009 and December 31, 2008, respectively)	7,236,165	8,429,822

	$12,035,427	$13,057,430

     The interest expense on deposits includes the market valuation of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not elected for the fair value option and changes in fair value of callable brokered CDs elected for the fair value option under SFAS 159 (“SFAS 159 brokered CDs”).

     The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Interest expense on deposits	$75,058	$94,039	$166,000	$203,192
Amortization of broker placement fees (1)	5,063	4,256	12,146	7,079

Interest expense on deposits excluding net unrealized (gain) loss on derivatives and SFAS 159 brokered CDs	80,121	98,295	178,146	210,271

Net unrealized (gain) loss on derivatives and SFAS 159 brokered CDs	(663)	1,472	(3,378)	(4,307)

Total interest expense on deposits	$79,458	$99,767	$174,768	$205,964

(1)	Related to brokered CDs not elected for the fair value option under SFAS 159.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the quarter and six-month period ended June 30, 2009 amounted to net interest realized of $0.8 million and $5.5 million, respectively, compared to $12.9 million and $19.9 million, respectively, for the comparable periods in 2008. As of June 30, 2009, there were no interest rate swap agreements outstanding that hedge brokered CDs since all of them were called by the counterparties during 2009. Refer to Note 8 for additional information.
11 — LOANS PAYABLE
     As of June 30, 2009, loans payable consisted of $135 million in short-term borrowings under the FED Discount Window Program bearing interest at 0.50%. In the first quarter of 2009, the Corporation received approval to participate in the Borrower-in-Custody (“BIC”) Program of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of June 30, 2009, the Corporation had an unused capacity of approximately $514 million on this credit facility based on collateral pledged at the FED, including the haircut reflecting the perceived risk associated with holding the collateral.
12 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Repurchase agreements, interest ranging from -1.75% to 5.39% (2008 - 2.29% to 5.39%) (1)	$4,130,092	$3,421,042

(1)	As of June 30, 2009, certain U.S. Treasury securities repurchase agreements amounting to $66.4 million were arranged at negative rates.

          Repurchase agreements mature as follows:

June 30,
2009
(In thousands)
One to thirty days	$1,142,592
Over thirty to ninety days	—
Over ninety days to one year	587,500
One to three years	1,000,000
Three to five years	900,000
Over five years	500,000

Total	$4,130,092

     As of June 30, 2009 and December 31, 2008, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.
     Repurchase agreements as of June 30, 2009, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
		Maturity
Counterparty	Amount	(In Months)
Credit Suisse First Boston	$1,383,031	22
Dean Witter / Morgan Stanley	796,500	14
Citigroup Global Markets	694,830	38
JP Morgan	585,151	27
Barclays Capital	570,580	26
UBS Financial Services, Inc.	100,000	37

	$4,130,092

13 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
     Following is a summary of the advances from the FHLB:

	June 30,	December 31,
	2009	2008
	(In thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 2.41% (2008 - 3.09%)	$1,325,440	$1,060,440

     Advances from FHLB mature as follows:

(In thousands)
One to thirty days	$525,000
Over thirty to ninety days	—
Over ninety days to one year	60,000
One to three years	507,000
Three to five years	233,440

Total	$1,325,440

     As of June 30, 2009, the Corporation had additional capacity of approximately $402 million on this credit facility based on collateral pledged at the FHLB, including the haircut reflecting the perceived risk associated with holding the collateral.
14 — NOTES PAYABLE
          Notes payable consist of:

	June 30,	December 31,
	2009	2008
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5% to 7% (5.50% as of June 30, 2009 and December 31, 2008) maturing on October 18, 2019, measured at fair value under SFAS 159	$11,565	$10,141

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,095	6,245

Series B maturing on May 27, 2011	6,728	6,888

Total	$24,388	$23,274

15 — OTHER BORROWINGS
          Other borrowings consist of:

	June 30,	December 31,
	2009	2008
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.36% as of June 30, 2009 and 4.62% as of December 31, 2008)	$103,093	$103,048

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (3.11% as of June 30, 2009 and 4.00% as of December 31, 2008)	128,866	128,866

Total	$231,959	$231,914

16 — STOCKHOLDERS’ EQUITY
Common stock
     The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. As of June 30, 2009 and December 31, 2008, there were 102,444,549 shares issued and 92,546,749 shares outstanding. In February 2009, the Corporation’s Board of Directors declared a first quarter cash dividend of $0.07 per common share which was paid on March 31, 2009 to common stockholders of record on March 15, 2009 and in May 2009 declared a second quarter dividend of $0.07 per common share which was paid on June 30, 2009 to common stockholders of record on June 15, 2009. On July 30, 2009, the Corporation announced the suspension of common and preferred dividends effective with the preferred dividend for the month of August 2009.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2009 and 2008 by the Corporation. As of June 30, 2009 and December 31, 2008, of the total amount of common stock repurchased, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
Preferred stock
     The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2009, the Corporation has five outstanding series of non- convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E, which trade on the NYSE. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on the non-convertible non-cumulative preferred stock for the first half of 2009 and 2008 amounted to $20.1 million.
     In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. The Series F Preferred Stock has a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury a 10-year warrant (the “Warrant”) to purchase 5,842,259 shares of the Corporation’s common stock at an exercise price of $10.27 per share. The Corporation registered the Series F Preferred Stock, the Warrant and the shares of common stock underlying the Warrant for sale under the Securities Act of 1933. The allocated carrying values of the Series F Preferred Stock and the Warrant on the date of issuance (based on the relative fair values) were $374.2 million and $25.8 million, respectively. The Series F Preferred Stock will accrete to the redemption price of $400 million over five years.
     The Series F Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series F Preferred Stock accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series F Preferred Stock ranks pari passu with the Corporation’s existing Series A through E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement of this issuance contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. For the six-month period ended June 30, 2009, preferred stock dividends of Series F Preferred Stock amounted to $9.2 million, including $2.6 million of cumulative preferred dividends not declared as of the end of the period.
     The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
     The possible future issuance of equity securities through the exercise of the warrant could affect the Corporation’s current stockholders in a number of ways, including by:
—	diluting the voting power of the current holders of common stock (the shares underlying the Warrant represent approximately 6% of the Corporation’s shares of common stock as of June 30, 2009);

—	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

—	making the payment of dividends on common stock more expensive.
As mentioned above, on July 30, 2009, the Corporation announced the suspension of dividends for common and all its outstanding series of preferred stock. This suspension is effective with the dividends for the month of August 2009, on the Corporation’s five outstanding series of non-cumulative preferred stock and dividends for the Corporation’s outstanding Series F Cumulative Preferred Stock and the Corporation’s common stock.

17 — INCOME TAXES
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S. Virgin Islands taxes on its income from sources within that jurisdiction. Any such tax paid is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009 the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to a special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commence after December 31, 2008 and before January 1, 2012. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For the six-month period ended June 30, 2009, the Corporation recognized an income tax benefit of $112.3 million, compared to an income tax benefit of $17.2 million recorded for the same period in 2008. The positive fluctuation in the financial results was mainly related to increased deferred tax benefits due to net operating losses carryforward recorded as a result of current taxable losses and due to lower taxable income and adjustments to the deferred tax asset, as a result of the aforementioned changes to the PR Code enacted tax rates. The Corporation recorded an additional income tax benefit of $6.0 million for the six-month period ended

June 30, 2009 in connection with changes to enacted tax rates, net of a $3.6 million provision recorded for the operations of FirstBank Overseas Corporation. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     As of June 30, 2009, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $5.5 million, compared to a valuation allowance of $7.3 million as of December 31, 2008. As of June 30, 2009, the deferred tax asset, net of the valuation allowance of $5.5 million, amounted to approximately $217.8 million compared to $128.0 million, net of the valuation allowance of $7.3 million as of December 31, 2008.
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
     As of June 30, 2009, the balance of the Corporation’s UTBs amounted to $4.7 million (excluding accrued interest), all of which, if recognized, would affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of June 30, 2009 and December 31, 2008, the Corporation’s accrual for interest that relates to tax uncertainties amounted to $2.1 million and $6.8 million, respectively. As of June 30, 2009, there is no need to accrue for the payment of penalties. For the six-month period ended on June 30, 2009 and 2008, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.5 million and $0.8 million, respectively. The amount of UTBs may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. During the second quarter of 2009, the Corporation reversed UTBs by $10.8 million and related accrued interest of $3.5 million due to the lapse of the statute of limitations for the 2004 taxable year.
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
     In July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax investigation and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation will reverse during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax investigation.
18 — FAIR VALUE
     SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The Corporation elected to adopt the fair value option for certain of its brokered CDs and medium-term notes (“SFAS 159 liabilities”) on the adoption date.
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected the fair value option for certain financial liabilities that were hedged with interest rate swaps that were previously designated for fair value hedge accounting in accordance with SFAS 133. As of June 30, 2009 and December 31, 2008, these liabilities included certain medium-term notes with a fair value of $11.6 million and $10.1 million, respectively, and principal balance of $15.4 million recorded in notes payable. As of December 31, 2008, liabilities recognized at fair value also included callable brokered CDs with an aggregate fair value of $1.15 billion and principal balance of $1.13 billion, recorded in interest-bearing deposits. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the SFAS 159 liabilities. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs measured at fair value under SFAS 159 was economically hedged with callable interest rate swaps, with the same terms and conditions, until they were all called during 2009. The Corporation did not elect the fair value option for the vast majority of other brokered CDs because these are not hedged by derivatives.
     Medium-term notes and callable brokered CDs for which the Corporation elected the fair value option were priced using observable market data in the institutional markets.
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

Level 1	Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.

Level 2	Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., callable brokered CDs and medium-term notes elected for the fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
Estimated Fair Value of Financial Instruments
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
     The following table presents the estimated fair value and carrying value of financial instruments as of June 30, 2009 and December 31, 2008.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	6/30/2009(1)	6/30/2009(2)	12/31/2008(1)	12/31/2008(2)
		(In thousands)
Assets:
Cash and due from banks and money market investments	$247,788	$247,788	$405,733	$405,733
Investment securities available for sale	5,527,981	5,527,981	3,862,342	3,862,342
Investment securities held to maturity	686,931	703,430	1,706,664	1,720,412
Other equity securities	83,430	83,430	64,145	64,145
Loans receivable, including loans held for sale	13,135,710		13,088,292
Less: allowance for loan and lease losses	(407,746)		(281,526)

Loans, net of allowance	12,727,964	12,769,659	12,806,766	12,416,603
Derivatives, included in assets	4,898	4,898	8,010	8,010

Liabilities:
Deposits	12,035,427	12,175,191	13,057,430	13,221,026
Loans payable	135,000	135,000	—	—
Federal funds purchased and securities sold under agreements to repurchase	4,130,092	4,308,099	3,421,042	3,655,652
Advances from FHLB	1,325,440	1,367,332	1,060,440	1,079,298
Notes payable	24,388	22,940	23,274	18,755
Other borrowings	231,959	76,727	231,914	81,170
Derivatives, included in liabilities	6,669	6,669	8,505	8,505

(1)	This column discloses carrying amount, required by FSP FAS 107-1 and APB 28-1.

(2)	This column discloses fair value estimates, required by FSP FAS 107-1 and APB 28-1.
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of June 30, 2009				As of December 31, 2008
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale (1)	$97,238	$5,334,175	$96,568	$5,527,981	$2,217	$3,746,142	$113,983	$3,862,342
Derivatives, included in assets (1)	—	1,384	3,514	4,898	—	7,250	760	8,010

Liabilities:
Callable brokered CDs (2)	—	—	—	—	—	1,150,959	—	1,150,959
Medium-term notes (2)	—	11,565	—	11,565	—	10,141	—	10,141
Derivatives, included in liabilities (1)	—	6,669	—	6,669	—	8,505	—	8,505

(1)	Carried at fair value prior to the adoption of SFAS 159.

(2)	Items for which the Corporation has elected the fair value option under SFAS 159.

	Changes in Fair Value for the Quarter Ended			Changes in Fair Value for the Six-Month Period Ended
	June 30, 2009, for items Measured at Fair Value Pursuant			June 30, 2009, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
			Total			Total
			Changes in Fair Value			Changes in Fair Value
	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains	Unrealized Gains and	Unrealized Losses and	Unrealized Gains (Losses)
	Interest Expense included	Interest Expense included	and Interest Expense	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)
Callable brokered CDs	$(287)	$—	$(287)	$(2,068)	$—	$(2,068)
Medium-term notes	—	(1,892)	(1,892)	—	(1,849)	(1,849)

	$(287)	$(1,892)	$(2,179)	$(2,068)	$(1,849)	$(3,917)

(1)	Changes in fair value for the quarter and six-month period ended June 30, 2009 include interest expense on callable brokered CDs of $1.8 million, and $10.8 million, respectively, and interest expense on medium-term notes of $0.2 million and $0.4 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statement of Income based on their contractual coupons.

	Changes in Fair Value for the Quarter Ended			Changes in Fair Value for the Six-Month Period Ended
	June 30, 2008, for items Measured at Fair Value Pursuant			June 30, 2008, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
			Total			Total
			Changes in Fair Value			Changes in Fair Value
	Unrealized Gains and	Unrealized Gains and	Unrealized Gains	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains
	Interest Expense included	Interest Expense included	and Interest Expense	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)
Callable brokered CDs	$(1,320)	$—	$(1,320)	$(99,992)	$—	$(99,992)
Medium-term notes	—	(211)	(211)	—	474	474

	$(1,320)	$(211)	$(1,531)	$(99,992)	$474	$(99,518)

(1)	Changes in fair value for the quarter and six-month period ended June 30, 2008 include interest expense on callable brokered CDs of $29.8 million, and $78.9 million, respectively, and interest expense on medium-term notes of $0.2 million and $0.4 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statement of Income based on their contractual coupons.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2009 and 2008.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended June 30, 2009)		(Six-Month Period Ended June 30, 2009)
(In thousands)	Derivatives (1)	Securities Available For Sale (2)	Derivatives (1)	Securities Available For Sale (2)
Beginning balance	$982	$110,982	$760	$113,983

Total gains or (losses) (realized / unrealized):
Included in earnings	2,532	(1,061)	2,754	(1,061)
Included in other comprehensive income	—	(2,372)	—	(1,244)

Principal repayments and amortization	—	(10,981)	—	(15,110)

Ending balance	$3,514	$96,568	$3,514	$96,568

(1)	Amounts related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain private label mortgage-backed securities which were carried at fair value prior to the adoption of SFAS 159.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended June 30, 2008)		(Six-Month Period Ended June 30, 2008)
(In thousands)	Derivatives (1)	Securities Available For Sale (2)	Derivatives (1)	Securities Available For Sale (2)
Beginning balance	$2,888	$119,051	$5,103	$133,678

Total gains or (losses) (realized / unrealized):
Included in earnings	3,095	—	880	—
Included in other comprehensive income	—	3,025	—	(7,607)

Principal repayments and amortization	—	(6,886)	—	(10,881)

Ending balance	$5,983	$115,190	$5,983	$115,190

(1)	Amounts related to the valuation of interest rate cap agreements which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts mostly related to certain private label mortgage-backed securities which were carried at fair value prior to the adoption of SFAS 159.

     The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters and six-month periods ended June 30, 2009 and 2008 for Level 3 assets and liabilities that are still held as of the end of each period.

	Changes in Unrealized		Changes in Unrealized
	Gains (Losses)		Gains (Losses)
	Quarter Ended		Six-Month Period Ended
	June 30, 2009		June 30, 2009
(In thousands)	Derivatives	Securities Available For Sale	Derivatives	Securities Available For Sale
Changes in unrealized gains (losses) relating to assets still held at reporting date (1)

Interest income on loans	$43	$—	$48	$—
Interest income on investment securities	2,489	—	2,706	—
Net impairment losses on investment securities	—	(1,061)	—	(1,061)

	$2,532	$(1,061)	$2,754	$(1,061)

(1)	Unrealized losses of $2.4 million and $1.2 million on Level 3 available-for-sale securities was recognized as part of comprehensive income for the quarter and six-month period ended June 30, 2009.

	Changes in Unrealized		Changes in Unrealized
	Gains (Losses)		Gains (Losses)
	Quarter Ended		Six-Month Period Ended
	June 30, 2008		June 30, 2008
(In thousands)	Derivatives	Securities Available For Sale	Derivatives	Securities Available For Sale
Changes in unrealized gains (losses) relating to assets still held at reporting date (1)

Interest income on loans	$54	$—	$23	$—
Interest income on investment securities	3,041	—	857	—
Net impairment losses on investment securities	—	—	—	—

	$3,095	$—	$880	$—

(1)	Unrealized gain of $3.0 million and unrealized loss of $7.6 million on Level 3 available-for-sale securities was recognized as part of comprehensive income for the quarter and six-month period ended June 30, 2008.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
     As of June 30, 2009, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for	Losses recorded for
				the Quarter Ended	the Six-month period
	Carrying value as of June 30, 2009			June 30, 2009	ended June 30, 2009
(In thousands)	Level 1	Level 2	Level 3
Loans receivable (1)	$—	$—	$759,241	$80,146	$117,880
Other Real Estate Owned (2)	—	—	58,064	3,677	5,695
Core deposit intangible (3)	—	—	7,348	270	3,988

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

(3)	Amount represents core deposit intangible of FirstBank Florida. The impairment was generally measured based on internal information about decreases in the base of core deposits acquired upon the acquisition of FirstBank Florida.

     As of June 30, 2008, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for	Losses recorded for
				the Quarter Ended	the Six-month period
	Carrying value as of June 30, 2008			June 30, 2008	ended June 30, 2008
	Level 1	Level 2	Level 3
(In thousands)
Loans receivable (1)	$—	$—	$175,341	$21,896	$40,685
Other Real Estate Owned (2)	—	—	38,620	522	843
Loans held for sale (3)	—	29,194	—	457	457

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valaution adjustments after the transfer from the loan to the OREO portfolio.

(3)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.
     The following is a description of the valuation methodologies used for instruments for which an estimated fair value is presented as well as for instruments for which the Corporation has elected the fair value option. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.
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
Investment securities available for sale and held to maturity
     The fair value of investment securities is the market value based on quoted market prices, when available, or market prices for identical or comparable assets that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids offers and reference data including market research operations. Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation. Refer to Note 4 for additional information about the fair value of private label mortgage-backed securities.
Other equity securities
     Equity or other securities that do not have a readily available fair value are stated at the net realizable value which management believes is a reasonable proxy for their fair value.

This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (FHLB) regulatory requirements. Their realizable value equals their cost as these shares can be freely redeemed at par.
Loans receivable, including loans held for sale
     The fair value of all loans was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s nanagement believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, credit cards and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. Loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on prepayment experiences of generic U.S. mortgage-backed securities pools with similar characteristics (e.g. coupon and original term) and adjusted based on the Corporation’s historical data. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity.
     For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations, in accordance with the provisions of SFAS 114.
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
     The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a

“Hull-White Interest Rate Tree” approach, an industry-standard approach for valuing instruments with interest rate call options. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices. The fair value does not incorporate the risk of nonperformance, since brokered CDs are generally participated out by brokers in shares of less than $100,000 and insured by the FDIC.
Loans payable
Loans payable consisted of short-term borrowings under the FED Discount Window Program. Due to the short-term nature of these borrowings, their outstanding balances are estimated to be the fair value.
Securities sold under agreements to repurchase
     Some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using exit price indications of the cost of unwinding the transactions as of the end of the reporting period. Securities sold under agreements to repurchase are fully collateralized by investment securities.
Advances from FHLB
     The fair value of advances from FHLB with fixed maturities is determined using discounted cash flow analyses over the full term of the borrowings, using indications of the fair value of similar transactions. The cash flows assume no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve. For advances from FHLB that reprice quarterly, their outstanding balances are estimated to be their fair value. Advances from FHLB are fully collateralized by mortgage loans and, to a lesser extent, investment securities.
Derivative instruments
The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component, when appropriate. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using USD dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and prior to June 30, 2009 included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any mark to market loss with the counterparty and if there were market gains the counterparty had to deliver collateral to the Corporation.

     Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” are valued using models that consider unobservable market parameters (Level 3). Reference caps are used mainly to hedge interest rate risk inherent in private label mortgage-backed securities, thus are tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. Significant inputs used for fair value determination consist of specific characteristics such as information used in the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input. The valuation model uses the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and build zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of each caplet is then discounted from each payment date.
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized loss of approximately $0.8 million as of June 30, 2009, of which an unrealized loss of $2.7 million was recorded in the first half of 2009 and an unrealized gain of $0.1 million in the first half of 2008.
Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net loss from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option amounted to $10.1 million for the first half of 2009 and an unrealized gain of $0.9 million for the first half of 2008. The cumulative mark-to-market unrealized loss on the medium-term notes since the adoption of SFAS 159 attributable to credit risk amounted to $4.4 million as of June 30, 2009.

Other borrowings
     Other borrowings consist of junior subordinated debentures. Projected cash flows from the debentures were discounted using the LIBOR yield curve plus a credit spread. This credit spread was estimated using the difference in yield curves between Swap rates and a yield curve that considers the industry and credit rating of the Corporation (US Finance BB) as issuer of the note at a tenor comparable to the time to maturity of the debentures.
19 — SUPPLEMENTAL CASH FLOW INFORMATION
          Supplemental cash flow information follows:

	Six-Month Period Ended June 30,
	2009	2008
	(In thousands)
Cash paid for:

Interest on borrowings	$283,134	$367,767
Income tax	319	2,082

Non-cash investing and financing activities:

Additions to other real estate owned	52,862	36,171
Additions to auto repossesion	40,048	44,497
Capitalization of servicing assets	3,181	515
Loan securitizations	187,815	—
Non-cash acquisition of mortgage loans that previously served as collateral of a commercial loan to a local financial institution	205,395	—
     On January 28, 2008, the Corporation completed the acquisition of Virgin Islands Community Bank (“VICB”), with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
20 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of June 30, 2009, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. There is also an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment loans funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also loans funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The Other category is mainly composed of insurance, finance leases and other products.
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

The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the quarter ended June 30, 2009:
Interest income	$45,212	$39,925	$72,065	$66,499	$29,079	$252,780
Net (charge) credit for transfer of funds	(31,837)	17,248	(20,431)	34,877	143	—
Interest expense	—	(18,353)	—	(96,456)	(6,957)	(121,766)

Net interest (loss) income	13,375	38,820	51,634	4,920	22,265	131,014

Provision for loan and lease losses	(14,683)	(15,000)	(194,162)	—	(11,307)	(235,152)
Non-interest income	2,402	7,004	1,280	8,365	4,364	23,415
Direct non-interest expenses	(9,539)	(27,006)	(17,487)	(1,990)	(12,974)	(68,996)

Segment (loss) income	$(8,445)	$3,818	$(158,735)	$11,295	$2,348	$(149,719)

Average earnings assets	$3,009,312	$1,783,988	$7,158,541	$6,015,921	$1,351,426	$19,319,188

For the quarter ended June 30, 2008:
Interest income	$47,455	$40,022	$85,666	$71,254	$32,211	$276,608
Net (charge) credit for transfer of funds	(35,066)	23,808	(49,502)	64,451	(3,691)	—
Interest expense	—	(19,563)	—	(114,004)	(8,435)	(142,002)

Net interest income	12,389	44,267	36,164	21,701	20,085	134,606

Provision for loan and lease losses	(1,259)	(14,414)	(20,037)	—	(5,613)	(41,323)
Non-interest income (loss)	853	6,674	1,137	(587)	3,925	12,002
Direct non-interest expenses	(6,125)	(25,546)	(8,099)	(1,586)	(11,400)	(52,756)

Segment income	$5,858	$10,981	$9,165	$19,528	$6,997	$52,529

Average earnings assets	$2,909,308	$1,720,661	$5,992,390	$5,487,619	$1,357,393	$17,467,371

For the six-month period ended June 30, 2009:
Interest income	$92,627	$80,727	$142,362	$136,255	$59,132	$511,103
Net (charge) credit for transfer of funds	(66,141)	37,048	(49,900)	79,029	(36)	—
Interest expense	—	(37,442)	—	(206,365)	(14,684)	(258,491)

Net interest income	26,486	80,333	92,462	8,919	44,412	252,612

Provision for loan and lease losses	(23,125)	(19,242)	(230,447)	—	(21,767)	(294,581)
Non-interest income	3,239	13,877	2,546	25,887	7,919	53,468
Direct non-interest expenses	(17,023)	(52,233)	(27,464)	(3,712)	(29,250)	(129,682)

Segment (loss) income	$(10,423)	$22,735	$(162,903)	$31,094	$1,314	$(118,183)

Average earnings assets	$3,043,468	$1,807,617	$6,960,139	$5,788,847	$1,354,233	$18,954,304

For the six-month period ended June 30, 2008:
Interest income	$92,560	$82,412	$179,746	$135,872	$65,105	$555,695
Net (charge) credit for transfer of funds	(69,146)	45,999	(107,276)	135,109	(4,686)	—
Interest expense	—	(38,725)	—	(240,675)	(17,231)	(296,631)

Net interest income	23,414	89,686	72,470	30,306	43,188	259,064

Provision for loan and lease losses	(6,968)	(28,989)	(33,081)	—	(18,078)	(87,116)
Non-interest income	1,229	13,968	2,148	15,734	8,303	41,382
Direct non-interest expenses	(12,505)	(53,115)	(17,596)	(3,436)	(22,839)	(109,491)

Segment income	$5,170	$21,550	$23,941	$42,604	$10,574	$103,839

Average earnings assets	$2,861,979	$1,732,717	$5,923,744	$5,297,547	$1,353,989	$17,169,976

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended		Six-month Period Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income:

Total (loss) income for segments and other	$(149,719)	$52,529	$(118,183)	$103,839
Other operating expenses	(26,992)	(29,007)	(50,834)	(54,459)

(Loss) income before income taxes	(176,711)	23,522	(169,017)	49,380
Income tax benefit	98,053	9,472	112,250	17,203

Total consolidated net (loss) income	$(78,658)	$32,994	$(56,767)	$66,583

Average assets:

Total average earning assets for segments	$19,319,188	$17,467,371	$18,954,304	$17,169,976
Average non-earning assets	741,908	759,060	731,277	712,651

Total consolidated average assets	$20,061,096	$18,226,431	$19,685,581	$17,882,627

21 — COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2009, commitments to extend credit amounted to approximately $1.4 billion and standby letters of credit amounted to approximately $101.6 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     The Corporation obtained from GNMA a Commitment Authority to issue GNMA mortgage-backed securities for approximately $301.5 million. Under this program, as of June 30, 2009, the Corporation had securitized approximately $188 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2009, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of June 30, 2009 amounted to approximately $64.5 million. The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing during the second quarter of 2009.
     As of June 30, 2009, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

22 — FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2009 and December 31, 2008 and the results of its operations for the quarters and six-month periods ended June 30, 2009 and 2008.

	As of	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Assets

Cash and due from banks	$83,394	$58,075
Money market investments	300	300

Investment securities available for sale, at market:
Equity investments	528	669

Other investment securities	1,550	1,550
Investment in FirstBank Puerto Rico, at equity	1,805,023	1,574,940
Investment in FirstBank Insurance Agency, at equity	6,552	5,640
Investment in Ponce General Corporation, at equity	160,438	123,367
Investment in PR Finance, at equity	2,924	2,789
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	5,753	6,596

Total assets	$2,073,421	$1,780,885

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,959	$231,914
Accounts payable and other liabilities	776	854

Total liabilities	232,735	232,768
Stockholders’ equity	1,840,686	1,548,117

Total Liabilities & Stockholders’ Equity	$2,073,421	$1,780,885

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In thousands)
Income:

Interest income on investment securities	$—	$57	$—	$790
Interest income on other investments	—	204	1	733
Dividends from FirstBank Puerto Rico	24,962	30,001	44,939	41,872
Dividends from other subsidiaries	—	—	—	2,500
Other income	69	93	141	213

	25,031	30,355	45,081	46,108

Expense:

Notes payable and other borrowings	2,291	3,126	4,729	7,389
Interest on funding to subsidiaries	—	—	—	550
Recovery for loan losses	—	—	—	(1,398)
Other operating expenses	751	563	1,162	1,034

	3,042	3,689	5,891	7,575

Net loss on investments and impairments	—	(489)	(388)	(489)

Income before income taxes and equity in undistributed earnings of subsidiaries	21,989	26,177	38,802	38,044

Income tax provision	(11)	(1)	(3)	(546)

Equity in undistributed (losses) earnings of subsidiaries	(100,636)	6,818	(95,566)	29,085

Net (loss) income	$(78,658)	$32,994	$(56,767)	$66,583

23 — SUBSEQUENT EVENTS
     In July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax investigation and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation will reverse during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax investigation. Also, the agreement provides a three-year moratorium on the deduction of the last installment of the Class Action payment made by the Corporation in 2007, according to a previous agreement entered with the Puerto Rico Department of the Treasury in February 2008. This moratorium started on January 1, 2009 and will end on December 31, 2011. During this period, the Corporation will not be allowed to deduct any part of the last installment of $18.75 million for income tax purposes.
Effective July 1, 2009, the operations conducted by FirstBank Florida as a separate subsidiary were merged with and into FirstBank Puerto Rico, the Corporation’s main banking subsidiary. As part of the Corporation’s strategic planning it has been determined that business synergies can be achieved by merging FirstBank Florida with and into FirstBank Puerto Rico, which reorganization included the consolidation of FirstBank Puerto Rico’s loan production office with the former thrift banking operations of FirstBank Florida. For the last three years the Corporation has been conducting dual banking operations in the Florida market, upon consummation of the merger, the consolidation of the former thrift banking operations with the loan production office resulted in FirstBank Puerto Rico having a more diversified and efficient banking operation in the form of a branch network in the Florida market. The merger allows the Florida operations to benefit by leveraging the capital position of FirstBank Puerto Rico and thereby provide it with the support necessary to grow in the Florida market.
     The Corporation adopted SFAS 165 during the second quarter of 2009 and has evaluated subsequent events through August 10, 2009, which is the date the financial statements were issued. There are not any material subsequent events, other than those described above, which would require further disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Condensed Income Statements:
Total interest income	$252,780	$276,608	$511,103	$555,695
Total interest expense	121,766	142,002	258,491	296,631
Net interest income	131,014	134,606	252,612	259,064
Provision for loan and lease losses	235,152	41,323	294,581	87,116
Non-interest income	23,415	12,002	53,468	41,382
Non-interest expenses	95,988	81,763	180,516	163,950
(Loss) Income before income taxes	(176,711)	23,522	(169,017)	49,380
Income tax benefit	98,053	9,472	112,250	17,203
Net (loss) income	(78,658)	32,994	(56,767)	66,583
Net (loss) income attributable to common stockholders	(94,825)	22,925	(88,052)	46,445
Per Common Share Results:
Net (loss) income per share basic	$(1.03)	$0.25	$(0.95)	$0.50
Net (loss) income per share diluted	$(1.03)	$0.25	$(0.95)	$0.50
Cash dividends declared	$0.07	$0.07	$0.14	$0.14
Average shares outstanding	92,511	92,505	92,511	92,505
Average shares outstanding diluted	92,511	92,708	92,511	92,650
Book value per common share	$9.88	$9.21	$9.88	$9.21
Tangible book value per common share (1)	$9.38	$8.62	$9.38	$8.62
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(1.57)	0.72	(0.58)	0.74
Interest Rate Spread (2)	2.60	2.92	2.53	2.78
Net Interest Margin (2)	2.92	3.28	2.89	3.19
Return on Average Total Equity	(15.93)	9.16	(5.89)	9.26
Return on Average Common Equity	(36.14)	10.29	(16.99)	10.46
Average Total Equity to Average Total Assets	9.85	7.91	9.79	8.04
Tangible common equity ratio (1)	4.35	4.25	4.35	4.25
Dividend payout ratio	(6.84)	28.25	(14.73)	27.88
Efficiency ratio (3)	62.16	55.77	58.98	54.57
Asset Quality:
Allowance for loan and lease losses to loans receivable	3.11	1.82	3.11	1.82
Net charge-offs (annualized) to average loans	3.85	0.97	2.52	0.91
Provision for loan and lease losses to net charge-offs	180.97	139.86	174.97	158.36
Non-performing assets to total assets	6.53	2.65	6.53	2.65
Non-accruing loans to total loans receivable	8.94	3.67	8.94	3.67
Allowance to total non-accruing loans	34.81	49.56	34.81	49.56
Allowance to total non-accruing loans excluding residential real estate loans	52.85	101.85	52.85	101.85
Other Information:
Common Stock Price: End of period	$3.95	$6.34	$3.95	$6.34

	As of	As of
	June 30,	December 31,
	2009	2008
Balance Sheet Data:
Loans and loans held for sale	$13,135,710	$13,088,292
Allowance for loan and lease losses	407,746	281,526
Money market and investment securities	6,368,167	5,709,154
Intangible assets	46,228	52,083
Deferred tax asset, net	217,843	128,039
Total assets	20,012,887	19,491,268
Deposits	12,035,427	13,057,430
Borrowings	5,846,879	4,736,670
Total preferred equity	926,259	550,100
Total common equity	868,045	940,628
Accumulated other comprehensive income, net of tax	46,382	57,389
Total equity	1,840,686	1,548,117

1-	Non-gaap measures. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.

2-	On a tax equivalent basis and excluding the changes in fair value of derivative instruments and financial instruments measured at fair value under SFAS 159 (see “Net Interest Income” discussion below for a reconciliation of this non-gaap measure).

3-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value under SFAS 159.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp (the “Corporation” or “First BanCorp”) and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
DESCRIPTION OF BUSINESS
     First BanCorp is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”), Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands and the State of Florida (USA) specializing in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, auto loans, vehicle rental and insurance agency services. Refer to Note 23 of the accompanying unaudited consolidated financial statements for information about operations conducted in Florida.
OVERVIEW OF RESULTS OF OPERATIONS
     First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the second quarter and six-month period ended June 30, 2009, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), the results of its hedging activities, gains (losses) on investments, gains (losses) on sale of loans, and income taxes.
     Net loss for the quarter ended June 30, 2009 amounted to $78.7 million or $1.03 per diluted common share, compared to net income of $33.0 million or $0.25 per diluted common share for the quarter ended June 30, 2008. The Corporation’s financial performance for the second quarter of 2009, as compared to the second quarter of 2008, was principally impacted by an increase of $193.8 million in the provision for loan and lease losses attributable to the migration of a substantial portion of loans to the substandard or doubtful category (including some considered as impaired), higher general reserves to account for increases in charge-offs and delinquency levels, specific reserves for additional loans classified as impaired during the second quarter of 2009 and the overall growth of the Corporation’s loan portfolio and, to a lesser extent, by (i) an increase of $14.2 million in non-interest expenses driven primarily by non-controllable expenses, such as a charge of $8.9 million for the special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) and a $3.6 million increase in the regular deposit insurance premium, and (ii) a decrease of $3.6 million in net interest income adversely impacted by lower loan yields, resulting from a significant increase in non-accrual loans and the repricing of variable-rate construction and commercial loans tied to short-term indexes. These factors were partially offset by: (i) a net income tax benefit increase of $88.6 million resulting from lower taxable income and changes in enacted tax rates in Puerto Rico, and (ii) an increase of $11.4 million in non-interest income mainly related to a realized gain of $10.3 million on the sale of investment securities (mainly U.S. sponsored agency fixed-rate MBS) and an increase in gains from mortgage banking activities driven by a higher volume of loans sales and securitizations.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended June 30, 2009 include the following:
•	Net interest income for the quarter ended June 30, 2009 was $131.0 million, compared to $134.6 million for the same period in 2008. The net interest spread and margin, on an adjusted tax equivalent basis, for the quarter ended June 30, 2009 were 2.60% and 2.92%, respectively, compared to 2.92% and 3.28%, respectively, for the same period in 2008. Net interest income was adversely impacted primarily by a significant increase in non-accrual loans and, to a lesser extent, the repricing of floating-rate commercial and construction loans at lower rates. Lower loan yields more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets. Refer to the “Net Interest Income” discussion below for additional information about, among other things, recent actions taken by the Corporation to restructure its investment portfolio.

•	For the second quarter of 2009, the Corporation’s provision for loan and lease losses amounted to $235.2 million, compared to $41.3 million for the same period in 2008. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2009 was primarily due to: the migration of a substantial portion of loans to the substandard and doubtful categories (including some considered as impaired), thus requiring a higher reserve; changes in reserve factors used to determine the general reserve for the Corporation’s construction, commercial and residential mortgage loan portfolios, in both the Puerto Rico and Florida portfolios, to account for higher charge-offs and delinquency levels; specific reserves necessary for additional loans classified as impaired during the second quarter of 2009; and the overall growth of the Corporation’s loan portfolio.

The Corporation’s net charge-offs for the second quarter of 2009 were $129.9 million or 3.85% of average loans on an annualized basis, compared to $29.5 million or 0.97% of average loans on an annualized basis for the same period in 2008. The increase in net charge-offs was primarily related to construction and commercial loans, in the Florida region. Refer to the “Provision for Loan and Lease Losses” and

“Risk Management — Non-performing assets and Allowance for Loan and Lease Losses” sections below for additional information.
•	For the quarter ended June 30, 2009, the Corporation’s non-interest income amounted to $23.4 million, compared to $12.0 million for the quarter ended June 30, 2008. The increase was mainly due to a realized gain of $10.3 million on the sale of certain investments and a $1.6 million increase in gains from mortgage banking activities. During the second quarter of 2009, the Corporation completed the sale of approximately $242 million of U.S. agency MBS, realizing a gain of $9.4 million, and also sold its remaining exposure to auto industry corporate bonds of $1.5 million realizing a gain of $0.9 million in the process. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the second quarter of 2009 amounted to $96.0 million, compared to $81.8 million for the same period in 2008. The Corporation recorded $8.9 million in the second quarter of 2009 for the accrual of the special assessment levied by the FDIC. The FDIC special assessment, together with an increase of $3.6 million in the regular deposit insurance premium, resulted in an increase of over $12 million in FDIC assessments as compared to the second quarter of 2008. Other increases in non-interest expenses are mainly related to higher losses on real estate owned (“REO”) operations and an increase in property tax expense. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the second quarter of 2009, the Corporation recorded an income tax benefit of $98.1 million, compared to an income tax benefit of $9.5 million for the same period in 2008. The fluctuation is mainly related to increased deferred tax benefits due to net operating losses carryforward recorded as a result of current taxable losses and due to a lower current income tax provision resulting from lower taxable-income and adjustments to deferred tax asset, as a result of changes to the enacted rates in the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”). Refer to the “Income Taxes” discussion below for additional information.

•	Total assets as of June 30, 2009 amounted to $20.0 billion, an increase of $521.6 million compared to total assets as of December 31, 2008. The increase in total assets was primarily a result of an increase of $665.2 million in investment securities, partially offset by a decrease of $157.9 million in cash and cash equivalent funds used to pay down maturing borrowings. The Corporation increased its investment securities portfolio with the purchase of highly liquid securities, such as U.S. agency MBS and debt securities as well as U.S. Treasury investments. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•	As of June 30, 2009, total liabilities amounted to $18.2 billion, an increase of approximately $229.0 million, as compared to $17.9 billion as of December 31, 2008. The increase in total liabilities was mainly attributable to an increase of

$709.1 million in repurchase agreements, mainly new short-term repurchase agreements entered into to fund the growth of the investment portfolio, an increase of $400 million in advances from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve (“FED”) and an increase of $171.7 million in core deposits, mainly in Puerto Rico. The aforementioned increases were partially offset by a decrease of approximately $1.2 billion in brokered CDs. Brokered certificates of deposit (“CDs”) with original maturities over 6 months and issued when interest rates were higher matured or were called during 2009 and current short-term rates on repurchase agreements and FHLB and FED advances provided a cost effective funding alternative. Refer to the “Risk management — Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.
•	The Corporation’s stockholders’ equity amounted to $1.8 billion as of June 30, 2009, an increase of $292.6 million compared to the balance as of December 31, 2008, driven by the $400 million investment by the United States Department of the Treasury (the “U.S. Treasury”) in preferred stock of the Corporation through the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program. Partially offsetting this increase was the net loss of $56.8 million incurred in the first half of 2009, dividends amounting to $39.7 million for the first half of 2009 ($13.0 million in common stock, or $0.14 per share, and $26.7 million in preferred stock), and a decrease of $11.0 million in accumulated other comprehensive income. Refer to the “Risk Management — Capital” section below for additional information.

•	Total loan production, including purchases, for the quarter ended June 30, 2009 was $900.4 million, compared to $1.0 billion for the comparable period in 2008. The decrease in loan production during 2009, as compared to the second quarter of 2008, was mainly associated with a reduced volume of commercial loan originations in Puerto Rico, adversely impacted by deteriorated economic conditions and a lower overall demand for all types of loans.

•	Total non-performing assets as of June 30, 2009 were $1.3 billion, compared to $637.2 million as of December 31, 2008. The increase in non-performing assets since December 31, 2008 was led by an increase of $367.8 million in loans classified as non-performing in the state of Florida, mainly construction loans, an increase of $97.7 million in non-performing residential mortgage loans in Puerto Rico, an increase of $85.0 million in non-performing construction loans in Puerto Rico and an increase of $41.3 million in non-performing commercial loans in Puerto Rico. Also, during the second quarter of 2009, the Corporation classified as non-performing investment securities with a book value of $64.5 million that were pledged to Lehman Brothers Special Financing, Inc., in connection with several interest rate swap agreements entered into with that institution. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing. Other increases in non-performing assets mainly consist of additions to repossessed properties, mainly additions to the real estate owned portfolio, which increased by $20.8 million. Partially offsetting the aforementioned increases was a decrease of $5.2 million in non-performing consumer loans (including finance leases) in Puerto Rico. Refer to the “Risk Management — Non-accruing and Non-performing Assets” section below for additional information.
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
     The Corporation’s critical accounting policies are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2008 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2008, except for changes in the Other-than-Temporary Impairment (“OTTI”) model for debt securities as required by the Financial Accounting Standards Board Staff Position No. (“FSP”) FAS 115-2 and FAS 124-2 which the Corporation adopted during the second quarter of 2009. Refer to Note 4 of the accompanying unaudited consolidated financial statements for additional information about the adoption of FSP FAS 115-2 and FAS 124-2.
RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2009 was $131.0 million and $252.6 million, respectively, compared to $134.6 million and $259.1 million, respectively, for the comparable periods in 2008. On a tax equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities elected to be measured at fair value under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” net interest income for the quarter and six-month period ended June 30, 2009 was $142.6 million and $275.0 million, respectively, compared to $144.5 million and $275.8 million, respectively, for the comparable periods of 2008.
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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$101,819	$374,559	$117	$1,813	0.46%	1.95%

Government obligations (2)	1,540,821	1,303,468	15,904	20,566	4.14%	6.35%
Mortgage-backed securities	4,322,708	3,806,115	60,012	58,034	5.57%	6.13%
Corporate bonds	7,458	6,103	202	141	10.86%	9.29%
FHLB stock	86,509	66,703	788	1,140	3.65%	6.87%
Equity securities	1,977	4,183	18	—	3.65%	0.00%

Total investments (3)	6,061,292	5,561,131	77,041	81,694	5.10%	5.91%

Residential real estate loans	3,425,235	3,308,950	51,717	54,239	6.06%	6.59%
Construction loans	1,626,141	1,475,995	13,142	20,745	3.24%	5.65%
Commercial loans	6,423,055	5,379,906	66,801	73,461	4.17%	5.49%
Finance leases	347,732	376,007	7,111	8,108	8.20%	8.67%
Consumer loans	1,678,057	1,613,563	47,436	46,479	11.34%	11.59%

Total loans (4) (5)	13,500,220	12,154,421	186,207	203,032	5.53%	6.72%

Total interest-earning assets	$19,561,512	$17,715,552	$263,248	$284,726	5.40%	6.46%

Interest-bearing liabilities:

Brokered CDs	$7,051,179	$7,373,267	$56,677	$72,218	3.22%	3.94%
Other interest-bearing deposits	4,146,552	3,671,865	23,443	26,077	2.27%	2.86%
Loans payable	768,505	—	614	—	0.32%	0.00%
Other borrowed funds	3,862,885	3,724,955	31,646	32,351	3.29%	3.49%
FHLB advances	1,450,478	1,151,861	8,317	9,572	2.30%	3.34%

Total interest-bearing liabilities (6)	$17,279,599	$15,921,948	$120,697	$140,218	2.80%	3.54%

Net interest income			$142,551	$144,508

Interest rate spread					2.60%	2.92%

Net interest margin					2.92%	3.28%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$108,314	$402,774	$208	$5,072	0.39%	2.53%

Government obligations (2)	1,341,934	1,786,011	35,505	57,711	5.34%	6.50%
Mortgage-backed securities	4,288,731	3,102,385	123,433	92,025	5.80%	5.97%
Corporate bonds	7,584	6,185	235	282	6.25%	9.17%
FHLB stock	78,856	64,274	1,148	2,261	2.94%	7.07%
Equity securities	2,167	4,186	36	11	3.35%	0.53%

Total investments (3)	5,827,586	5,365,815	160,565	157,362	5.56%	5.90%

Residential real estate loans	3,460,647	3,249,913	105,766	105,959	6.16%	6.56%
Construction loans	1,586,125	1,474,252	27,244	44,465	3.46%	6.07%
Commercial loans	6,267,792	5,301,551	130,946	158,901	4.21%	6.03%
Finance leases	353,969	377,004	14,693	16,396	8.37%	8.75%
Consumer loans	1,701,580	1,633,598	96,030	94,535	11.38%	11.64%

Total loans (4) (5)	13,370,113	12,036,318	374,679	420,256	5.65%	7.02%

Total interest-earning assets	$19,197,699	$17,402,133	$535,244	$577,618	5.62%	6.67%

Interest-bearing liabilities:

Brokered CDs	$7,255,053	$7,286,442	$129,510	$157,921	3.60%	4.38%
Other interest-bearing deposits	4,087,541	3,492,825	48,635	52,350	2.40%	3.03%
Loans payable	534,331	—	960	—	0.36%	0.00%
Other borrowed funds	3,609,918	3,697,892	64,568	70,845	3.61%	3.85%
FHLB advances	1,496,949	1,109,465	16,609	20,720	2.24%	3.76%

Total interest-bearing liabilities (6)	$16,983,792	$15,586,624	$260,282	$301,836	3.09%	3.89%

Net interest income			$274,962	$275,782

Interest rate spread					2.53%	2.78%

Net interest margin					2.89%	3.19%

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

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans.

(5)	Interest income on loans includes $2.7 million and $2.9 million for the second quarter of 2009 and 2008, respectively, and $5.5 million and $5.4 million for the six-month period ended June 30, 2009 and 2008, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on SFAS 159 liabilities are excluded from the average volumes.
Part II

	Quarter ended June 30,			Six-month period ended June 30,
	2009 compared to 2008			2009 compared to 2008
	Increase (decrease)			Increase (decrease)
		Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income on interest-earning assets:

Money market & other short-term investments	$(828)	$(868)	$(1,696)	$(2,253)	$(2,611)	$(4,864)
Government obligations	3,146	(7,808)	(4,662)	(12,661)	(9,545)	(22,206)
Mortgage-backed securities	7,632	(5,654)	1,978	34,647	(3,239)	31,408
Corporate bonds	35	26	61	54	(101)	(47)
FHLB stock	263	(615)	(352)	367	(1,480)	(1,113)
Equity securities	—	18	18	(20)	45	25

Total investments	10,248	(14,901)	(4,653)	20,134	(16,931)	3,203

Residential real estate loans	1,917	(4,439)	(2,522)	6,554	(6,747)	(193)
Construction loans	1,709	(9,312)	(7,603)	2,675	(19,896)	(17,221)
Commercial loans	12,711	(19,371)	(6,660)	24,631	(52,586)	(27,955)
Finance leases	(578)	(419)	(997)	(1,000)	(703)	(1,703)
Consumer loans	1,910	(953)	957	3,775	(2,280)	1,495

Total loans	17,669	(34,494)	(16,825)	36,635	(82,212)	(45,577)

Total interest income	27,917	(49,395)	(21,478)	56,769	(99,143)	(42,374)

Interest expense on interest-bearing liabilities:

Brokered CDs	(3,012)	(12,529)	(15,541)	(671)	(27,740)	(28,411)
Other interest-bearing deposits	3,099	(5,733)	(2,634)	8,154	(11,869)	(3,715)
Loan payable	614	—	614	960	—	960
Other borrowed funds	1,199	(1,904)	(705)	(1,718)	(4,559)	(6,277)
FHLB advances	2,117	(3,372)	(1,255)	5,809	(9,920)	(4,111)

Total interest expense	4,017	(23,538)	(19,521)	12,534	(54,088)	(41,554)

Change in net interest income	$23,900	$(25,857)	$(1,957)	$44,235	$(45,055)	$(820)

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law (Refer to the Income Taxes discussion below for additional information regarding recent legislation that imposes a temporary 5% tax rate on IBEs’ net income). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by (1 less the Puerto Rico statutory tax rate as adjusted for recent changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs in 2009, 35.95% for the Corporation’s IBEs in 2009 and 39% for all subsidiaries in 2008)) and adding to it the cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. An increase in revenues was observed in connection with the increase in volume and interest rate spread in tax-exempt MBS held by the Corporation’s IBEs. Refer to the “Income Taxes” discussion below for additional information of the Puerto Rico tax law.
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
     The following table reconciles the interest income on an adjusted tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of (Loss) Income:

	Quarter Ended June 30,		Six-month period ended June 30,
(In thousands)	2009	2008	2009	2008
Interest income on interest-earning assets on an adjusted tax equivalent basis	$263,248	$284,726	$535,244	$577,618
Less: tax equivalent adjustments	(13,933)	(13,761)	(28,381)	(22,843)
Plus: net unrealized gain on derivatives	3,465	5,643	4,240	920

Total interest income	$252,780	$276,608	$511,103	$555,695

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	Quarter Ended June 30,		Six-month period ended June 30,
(In thousands)	2009	2008	2009	2008
Unrealized gain on derivatives (economic undesignated hedges):

Interest rate caps	$2,628	$3,095	$2,850	$880
Interest rate swaps on loans	837	2,548	1,390	40

Net unrealized gain on derivatives (economic undesignated hedges)	$3,465	$5,643	$4,240	$920

     The following table summarizes the components of interest expense for the quarters and six-month periods ended June 30, 2009 and 2008. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives and unrealized gains or losses on SFAS 159 liabilities.

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2009	2008	2009	2008
Interest expense on interest-bearing liabilities	$116,481	$148,867	$253,635	$314,704
Net interest realized on interest rate swaps	(847)	(12,905)	(5,499)	(19,947)
Amortization of placement fees on brokered CDs	5,063	4,256	12,146	7,079

Interest expense excluding net unrealized loss (gain) on derivatives (economic undesignated hedges) and net unrealized (gain) loss on SFAS 159 liabilities	120,697	140,218	260,282	301,836
Net unrealized loss (gain) on derivatives (economic undesignated) and SFAS 159 liabilities	1,069	1,784	(1,791)	(5,205)

Total interest expense	$121,766	$142,002	$258,491	$296,631

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on SFAS 159 liabilities which are included in interest expense.

	Quarter ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
(In thousands)
Unrealized loss (gain) on derivatives (economic undesignated hedges):

Interest rate swaps and other derivatives on brokered CDs	$892	$29,934	$5,318	$(25,402)
Interest rate swaps and other derivatives on medium-term notes	53	314	163	1

Net unrealized loss (gain) on derivatives (economic undesignated hedges)	$945	$30,248	$5,481	$(25,401)

Unrealized (gain) loss on SFAS 159 liabilities:

Unrealized (gain) loss on brokered CDs	(1,555)	(28,462)	(8,696)	21,095
Unrealized loss (gain) on medium-term notes	1,679	(2)	1,424	(899)

Net unrealized loss (gain) on SFAS 159 liabilities	$124	$(28,464)	$(7,272)	$20,196

Net unrealized loss (gain) on derivatives (economic undesignated hedges) and SFAS 159 liabilities	$1,069	$1,784	$(1,791)	$(5,205)

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
     Unrealized gains or losses on SFAS 159 liabilities represent the change in the fair value of such liabilities (medium-term notes and brokered CDs), other than the accrual of interests, for which the Corporation elected the fair value option under SFAS 159.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of June 30, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, the volume of interest rate swaps was much higher, as they were used to convert the fixed-rate of a large portfolio of brokered CDs, mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk related to variable rate loans. However, most of these interest rate swaps were called during 2009, in the face of lower interest rate levels. Refer to Note 8 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
     Net interest income decreased 3% to $131.0 million for the second quarter of 2009 from $134.6 million in the second quarter of 2008 and by 2% to $252.6 million for the first six months of 2009 from $259.1 million in the first half of 2008. Net interest income was adversely impacted primarily by a significant increase in non-accrual loans and, to a lesser extent, the repricing of floating-rate commercial and construction loans at lower rates. Net interest margin on an adjusted tax-equivalent basis decreased from 3.28% for the second quarter of 2008 to 2.92% for the second quarter of 2009 and from 3.19% for the first half of 2008 to 2.89% for the first half of 2009. Lower loan yields more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets. The weighted-average yield on loans on a tax-equivalent basis decreased from 6.72% for the second quarter of 2008 to 5.53% for the second quarter of 2009 and from 7.02% for the first half of 2008 to 5.65% for the first half of 2009. The target for the Federal Funds rate was lowered between 200 and 225 basis points from March 31, 2008 to June 30, 2009, the Prime Rate dropped to 3.25% from 5.25% as of March 31, 2008, and the 3-month LIBOR decreased to 0.595% from 2.69% as of March 31, 2008 adversely affecting the interest income from the variable-rate construction and commercial loans tied to short-term indexes, which was exacerbated by the significant increase of over $700 million in non-performing loans since June 30, 2008 (refer to “Risk Management — Non-accruing and Non-performing Assets” section below for additional information about non-performing loans levels). The Corporation is currently originating loans and renegotiating existing ones at higher credit spreads to account for inherent risks in the current economy. Such actions are positively impacting net interest income. Lower yields were also observed in the investment securities portfolio, driven by the high level of MBS prepayments and the approximately $940 million U.S. agency debentures called since June 30, 2008. Partially offsetting the decline in earning assets yields were lower funding costs and an increase in average earning assets. The decrease in the Corporation’s average cost of funds is related to the current low level of short-term interest rates as well as the change in the mix of funding sources. Brokered certificates of deposit (“CDs”) with original maturities over 6 months and issued when interest rates were higher matured, or were called during 2009, and current short-term rates on repurchase agreements and FHLB and FED advances provided a cost effective funding alternative. Since being approved to participate during the first quarter of 2009 in the Borrower-in-Custody Program (“BIC”) of the FED, the Corporation has taken advantage of that alternative funding channel. Through the BIC program, a broad range of loans (including commercial, consumer and mortgages) are pledged as collateral for borrowings at the FED Discount Window. The Corporation has increased its use of this low-cost source of funding, and as of June 30, 2009, the Corporation had approximately $514 million of available credit through the BIC program. Also, the current low interest rate levels made available the issuance of new short-term brokered CDs at rates significantly lower than those that matured. For the six-month period ended June 30, 2009, the Corporation issued $3.3 billion in brokered CDs at an average rate of 1.01% (including the rollover of short-term brokered CDs and replacement of brokered CDs called) with a weighted-average maturity of 6 months. The Corporation increased its short-term borrowing as a measure of interest rate risk management to match the shortening in the average life of the investment portfolio, as discussed below, and has been reducing the pricing of its core deposits given current market rates.
     Average earning assets for the second quarter and first half of 2009 increased by $1.8 billion, as compared to comparable periods in 2008. The increase was driven by commercial and residential real estate loan originations, including the $500 million facility extended to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), an instrumentality of the Government of Puerto Rico, that was outstanding for almost the entire second quarter of 2009 until it was paid off on June 18, 2009. Also, funds obtained through short-term borrowings as well as proceeds from sales and prepayments of MBS were invested, in part, in the purchase of investment securities to offset declining securities yields due to the acceleration of MBS prepayments and calls of approximately $937 million of U.S. agency debentures in 2009. The average volume of investment securities increased by $500.2 million for the second quarter of 2009, as compared to the second quarter of 2008, and by $461.8 million for the first half of 2009 compared to the first half of 2008. Purchases of investment securities for the first half of 2009 (mainly U.S. agency callable securities with contractual maturities of 2-3 years and 15 year U.S. government sponsored agencies MBS) were financed with very low-cost of sources of funding, thus protecting interest margins.
     On an adjusted tax equivalent basis, net interest income decreased by $2.0 million, or 1%, for the second quarter of 2009 compared to the same period in 2008 and by $0.8 million for the first half of 2009 compared to the first half of 2008. The decrease was principally due to the lower yields on earning assets as described above, partially offset by a $0.2 million increase in the tax-equivalent adjustment as compared to the second quarter of 2008 and by a $5.5 million increase in the tax-equivalent adjustment for the first half of 2009 as compared to the same period in 2008. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The increase in the tax-equivalent adjustment was mainly related to increases in the interest rate spread on tax-exempt assets, mainly MBS held by the Corporation’s IBE subsidiary, FirstBank Overseas Corporation, resulting from the overall decrease in the cost of funding.
Provision and Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although the Corporation believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States, the U.S. Virgin Islands and the British Virgin Islands, may contribute to delinquencies and defaults, thus necessitating additional reserves.
     For the quarter and six-month period ended on June 30, 2009, the Corporation provided $235.2 million and $294.6 million, respectively, for loan and lease losses as compared to $41.3 million and $87.1 million, respectively, for the comparable periods in 2008. Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to the discussions under “Financial Condition and Operating Analysis — Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Other service charges on loans	$1,523	$1,418	$3,052	$2,731
Service charges on deposit accounts	3,327	3,191	6,492	6,555
Mortgage banking activities	2,373	804	3,179	1,123
Rental income	407	579	856	1,122
Insurance income	2,229	2,551	4,599	5,279
Other operating income	4,312	4,138	8,596	9,058

Non-interest income before net gain on investments	14,171	12,681	26,774	25,868

Gain on VISA shares	—	—	—	9,342
Net gain on sale of investments	10,305	(190)	28,143	6,661
OTTI on equity securities	—	(489)	(388)	(489)
OTTI on debt securities	(1,061)	—	(1,061)	—

Net gain on investments	9,244	(679)	26,694	15,514

Total	$23,415	$12,002	$53,468	$41,382

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
     Income from mortgage banking activities includes gains on sales and securitization of loans and revenues earned administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale and servicing rights, if any, are recorded as part of mortgage banking activities.
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
Non-interest income increased to $23.4 million for the second quarter of 2009 from $12.0 million for the second quarter of 2008 and increased to $53.5 million for the first half of 2009 compared to $41.4 million for the first half of 2008. The increase was related to gains from a higher volume of sales of investment securities and higher gains from mortgage banking activities. A realized gain of $10.3 million and $28.1 million was recorded in the second quarter and first half of 2009, respectively, on the sale of investment securities (mainly U.S. agency MBS), compared to a realized loss of $0.2 million and a realized gain of $6.7 million, respectively, for the comparable periods in 2008. During the second quarter of 2009, the Corporation completed the sale of approximately $342 million ($763 million for the first half of 2009) of investment securities (mainly U.S agency MBS), realizing a gain of $9.4 million ($27.2 million for the first half of 2009), and also sold its remaining exposure to auto industry corporate bonds of $1.5 million realizing a gain of $0.9 million in the process. A high prepayment scenario for MBS is anticipated through the rest of the year. Given this outlook, and the fact that certain available-for-sale securities were trading at a substantial premium over par, the Corporation continued to re-structure its investment portfolio, rather than wait for the MBS to be pre-paid at par, which has resulted in the realization of gains on sales. The impact of realized gains on sale of MBS securities was partially offset, when compared to the first half of 2008, by the $9.3 million gain recorded in the first quarter of 2008 on the mandatory redemption of a portion of the Corporation’s investment in VISA as part of VISA’s Initial Public Offering.
A $1.6 million increase in gains from mortgage banking activities for the second quarter of 2009, as compared to the second quarter of 2008, and of $2.1 million for the first half of 2009 as compared to the first half of 2008 contributed to higher net interest income and was driven by a higher volume of loan sales and securitizations. Servicing rights recorded for loan sales and securitizations during the second quarter and first half of 2009 amounted to $2.0 million and $3.1 million, respectively, compared to $0.2 million and $0.5 million, respectively, for the comparable periods in 2008. During the second quarter and first half of 2009, and for the first time in many years, the Corporation completed the securitization of approximately $114 million and $188 million, respectively, of FHA/VA mortgage loans into GNMA MBS.
Partially offsetting the aforementioned increases in non-interest income were OTTI charges on debt securities of approximately $1.1 million recorded in the second quarter of 2009. The Corporation adopted FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. This FSP amended the OTTI model for debt securities. Under the new guidance, OTTI loss must be recognized in earnings if an investor has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and record in earnings any credit loss that has occurred.
     Debt securities issued by U.S. Government agencies, government sponsored entities and the U.S. Treasury accounted for more than 95% of the total available-for-sale and held-to-maturity portfolio as of June 30, 2009 and do not have any credit losses, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on the approximately $130 million private label MBS which the Corporation evaluates for credit losses on a quarterly basis. The Corporation recorded a $1.1 million OTTI loss (net of a payment received of $4.2 million) through earnings in the second quarter of 2009 that represents the credit loss of available-for-sale private label MBS. During the second quarter of 2009, the Corporation received from R&G Financial Corporation (R&G), a Puerto Rican financial institution, a payment of $4.2 million to eliminate the 10% recourse provision contained in the private label MBS. The elimination of the recourse provision was the reason for which the present value of the expected future cash flows in these private label MBS is less than the amortized cost of the security. The non-credit component of the unrealized loss was $31.5 million as of June 30, 2009, which was recorded in comprehensive income. Since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings, thus contributing to the decrease in non-interest income. Refer to Note 4 of the accompanying unaudited consolidated financial statements for additional information.
     With respect to equity securities, no OTTI loss was recorded during the second quarter of 2009, compared to a charge of $0.5 million for the second quarter of 2008. OTTI loss for equity securities of $0.4 million was recorded for the first half of 2009 compared to a charge of $0.5 million for the first half of 2008. The remaining carrying amount of available-for-sale equity securities as of June 30, 2009 amounted to $0.5 million.
     Fee income from deposit accounts and non-deferrable loan fees remained stable. Despite an increase in the deposit base, service charges on deposits remained stable as a result of the decrease in the volume of transactions that require service charges. Customers engaged in fewer transactions because of the current economic environment.
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Employees’ compensation and benefits	$34,472	$34,994	$68,714	$71,320
Occupancy and equipment	14,824	15,541	29,598	30,520
Deposit insurance premium	14,895	2,345	19,775	4,691
Other taxes, insurance and supervisory fees	8,368	5,588	14,161	11,252
Professional fees — recurring	3,138	3,620	5,961	8,180
Professional fees — non-recurring	204	1,299	567	1,798
Servicing and processing fees	2,246	2,381	4,558	4,969
Business promotion	3,836	4,802	6,952	9,067
Communications	2,018	2,250	4,145	4,523
Net loss on REO operations	6,626	3,172	12,001	6,428
Other	5,361	5,771	14,084	11,202

	$95,988	$81,763	$180,516	$163,950

     Non-interest expenses increased to $96.0 million for the second quarter of 2009 from $81.8 million for the second quarter of 2008 and increased to $180.5 million for the first half of 2009 compared to $164.0 million for the first half of 2008. The Corporation recorded $8.9 million in the second quarter of 2009 for the accrual of the special assessment levied by the FDIC. The FDIC special assessment, together with an increase in the regular deposit insurance premium, resulted in an increase of over $12 million for the second quarter and over $15 million for the first half in FDIC assessments as compared to 2008. The final FDIC assessment rule establishes a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected on September 30, 2009. The special assessment is assessed against assets minus Tier 1 capital rather than domestic deposits, but the assessment is capped at 10 basis points of an institution’s domestic deposits so that no institution will pay an amount higher than they would have paid under the interim rule.
     Property tax expenses were higher by approximately $2.6 million for the second quarter of 2009, compared to the second quarter of 2008 and for the first half of 2009 compared to the first half of 2008, mainly attributable to accruals for the reassessed value of certain properties.
     Losses on REO operations amounted to $6.6 million for the second quarter of 2009, compared to $3.2 million for the second quarter of 2008, and amounted to $12.0 million for the first half of 2009 compared to $6.4 million for the first half of 2008. Among the components of these increasing losses are expenses incurred in REO insurance, taxes and maintenance associated with a higher inventory and write-downs of the value of repossessed properties due to declining real estate prices, including a $1.5 million write-down during the second quarter of 2009 relating to a foreclosed condo-conversion project in the U.S. mainland.
     Also contributing to higher non-interest expenses for the first half of 2009 was a $4.0 million impairment of the core deposit intangible of FirstBank Florida. The core deposit intangible represents the value of the premium paid to acquire core deposits of an institution. Upon the acquisition of FirstBank Florida in 2005, the Corporation recorded a core deposit intangible of $17.3 million. The amortized book value of $11.7 million was evaluated and the evaluation calculated an estimated value of $7.3 million under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This non-cash impairment charge, attributable to decreases in the base of core deposits acquired, does not affect the Corporation’s cash balances, liquidity or operations. Moreover, the charge did not have a negative impact on the Corporation’s tangible capital and regulatory capital ratios.
     The Corporation had reductions in all other operating expenses, as compared to 2008, including a decrease of $1.6 million for the quarter and $3.5 million for the first half in professional service fees, a decrease of $1.0 million for the quarter and $2.1 million for the first half in business promotion expenses, a decrease of $0.7 million for the quarter and $0.9 for the first half in occupancy and equipment expenses and a decrease of $0.5 million for the quarter and $2.6 million for the first half in employees’ compensation and benefit expenses. The Corporation has been able to continue the growth of its operations without incurring substantial additional operating expenses and is committed to its Business Rationalization program, which includes revenue generating and cost-cutting initiatives.
Income Taxes
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S. Virgin Islands taxes on its income from sources within that jurisdiction. Any such tax paid is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009 the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to a special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commence after December 31, 2008 and before January 1, 2012. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for a total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For the quarter and six-month period ended June 30, 2009, the Corporation recognized an income tax benefit of $98.1 million and $112.3 million, respectively, compared to an income tax benefit of $9.5 million and $17.2 million, respectively, recorded for the same periods in 2008. The positive fluctuation in the financial results was mainly related to increased deferred tax benefits due to net operating losses carryforward recorded as a result of current taxable losses and due to lower taxable income and adjustments to deferred tax asset, as a result of the aforementioned changes to the PR Code enacted tax rates. The Corporation recorded an additional income tax benefit of $1.6 million and $6.0 million for the quarter and six-month period ended June 30, 2009, respectively, in connection with changes to enacted tax rates, net of a $1.8 million and $3.6 million provision for the quarter and six-month period ended June 30, 2009, respectively, recorded for the operations of FirstBank Overseas Corporation. Deferred tax amounts have been adjusted for the effect of the tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     As of June 30, 2009, the Corporation evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and, thus, established a valuation allowance of $5.5 million, compared to a valuation allowance of $7.3 million as of December 31, 2008. As of June 30, 2009, the deferred tax asset, net of the valuation allowance of $5.5 million, amounted to approximately $217.8 million compared to $128.0 million, net of the valuation allowance of $7.3 million as of December 31, 2008.
     In July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax investigation and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation will reverse during the third quarter of 2009 the remaining Unrecognized Tax Benefit (“UTBs”) and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax investigation. Refer to Note 17 to the accompanying notes to the unaudited interim consolidated financial statements for additional information.

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
     Total loan production, including purchases, for the quarter and six-month period ended June 30, 2009 was $900.4 million and $2.2 billion, respectively, compared to $1.0 billion and $2.1 billion, respectively, for the comparable periods in 2008. The decrease in loan production for the second quarter of 2009, as compared to the second quarter of 2008, was mainly associated with lower commercial loan originations in Puerto Rico adversely affected by deteriorated economic conditions. Meanwhile, the slight increase for the first half of 2009, as compared to the first half of 2008, is mainly attributable to the $500 million facility extended to COFINA. Despite the present economic climate, the Corporation’s residential mortgage loan originations, including purchases of approximately $58.7 million for the quarter and $117.4 million for the first half, amounted to $181.1 million and $323.9 million for the second quarter and six-month period ended June 30, 2009, respectively. Approximately 50% of the residential mortgage loan originations in Puerto Rico during 2009 consisted of conforming mortgage loans. The aforementioned figures exclude the purchase of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G, as discussed below, since the Corporation believes this approach provides a better representation of the Corporation’s residential mortgage loan production capacity.
     The following table details First BanCorp’s loan production for the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Residential real estate	$181,082	$205,542	$323,938	$391,360
Commercial and construction	570,461	652,884	1,550,479	1,337,874
Finance leases	20,228	28,784	39,822	58,086
Consumer	128,643	140,064	253,038	277,637

Total loan production	$900,414	$1,027,274	$2,167,277	$2,064,957

          Residential Real Estate Loans
     Residential loan production for the second quarter and first half of 2009 decreased by $24.5 million, or 12%, and $67.4 million, or 17%, respectively, compared to the same periods in 2008. These loans are mainly fully amortizing fixed-rate loans and the decrease is mainly related to a slowing real estate market due to deteriorated economic conditions.
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
          Commercial and Construction Loans
     Commercial and construction loan production for the second quarter of 2009 decreased by $82.4 million, or 13%, compared to the same period in 2008. The decrease is mainly associated with lower commercial loans originations in Puerto Rico aggravated by the slumping economy. For the first half of 2009, commercial and construction loan originations increased by $212.6 million as compared to the first half of 2008, mainly associated with the $500 million facility extended to COFINA which helped the government of Puerto Rico implement its economic stimulus plan. The loan was paid off on June 18, 2009. This was partially offset by lower commercial loan and floor plan originations in Puerto Rico. Commercial originations include floor plan lending activities, which depend on auto inventory levels financed and their turnover. Floor plan originations amounted to approximately $265.4 million for the first half of 2009 compared to $392.6 million for the first half of 2008, due to a reduced turnover given the current economic environment. Construction loan originations for the quarter and six-month period ended June 30, 2009 amounted to $159.9 million and $257.0 million, respectively, compared to $104.2 million and $246.7 million, respectively, for the comparable periods in 2008. Construction loan originations during 2009 consisted mainly of additional disbursements on existing commitments in Puerto Rico. Refer to “Loan Portfolio — Commercial and Construction Loans” discussion below for additional information on the current environment in Florida and Puerto Rico.
          Consumer Loans
     Consumer loan originations are principally driven through the Corporation’s retail network. For the second quarter and first half of 2009, consumer loan originations decreased by $11.4 million and $24.6 million, respectively, compared to the same periods in 2008, adversely impacted by economic conditions in Puerto Rico and the United States.
          Finance Leases
     For the second quarter and first half of 2009, finance lease originations were also affected by adverse economic conditions in Puerto Rico. For the second quarter and first half of 2009, finance lease originations, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $8.6 million, or 30%, and by $18.3 million, or 31%, as compared to the same periods in 2008.
Assets
     Total assets as of June 30, 2009 amounted to $20.0 billion, an increase of $521.6 million compared to total assets as of December 31, 2008. The increase in total assets was primarily a result of an increase of $665.2 million in investment securities, partially offset by a decrease of $157.9 million in cash and cash equivalent funds used to pay down maturing borrowings. The Corporation increased its investment securities portfolio with the purchase of highly liquid securities, such as U.S. agency MBS and debt securities as well as U.S. Treasury investments. Refer to the “Net Interest Income” discussion above for additional information about securities acquired during 2009.
     Loan Portfolio
          The composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated is as follows:

	June 30,	December 31,
(In thousands)	2009	2008
Residential real estate loans	$3,654,435	$3,491,728

Commercial loans:
Construction loans	1,580,207	1,526,995
Commercial real estate loans	1,564,933	1,535,758
Commercial loans	4,002,306	3,857,728
Loans to local financial institutions collaterilized by real estate mortgages	336,300	567,720

Total commercial loans	7,483,746	7,488,201

Finance leases	341,119	363,883

Consumer and other loans	1,656,410	1,744,480

	$13,135,710	$13,088,292

     As of June 30, 2009, the Corporation’s total loans increased by $47.4 million, when compared with the balance as of December 31, 2008. The increase in the Corporation’s total loans primarily relates to increases in commercial loans driven by internal loan originations, partially offset by repayments and charge-offs of approximately $168.4 million recorded in the first half of 2009, mainly in Florida.

     Of the total gross loan portfolio of $13.1 billion as of June 30, 2009, approximately 81% has regional credit risk concentration in Puerto Rico, 11% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin
As of June 30, 2009	Rico	Islands	Florida	Total
	(In thousands)
Residential real estate loans, including loans held for sale	$2,801,139	$452,588	$400,708	$3,654,435

Construction loans (1)	965,944	176,392	437,871	1,580,207
Commercial real estate loans	957,835	77,522	529,576	1,564,933
Commercial loans	3,794,278	175,393	32,635	4,002,306
Loans to local financial institutions collateralized by real estate mortgages	336,300	—	—	336,300

Total commercial loans	6,054,357	429,307	1,000,082	7,483,746

Finance leases	341,119	—	—	341,119

Consumer loans	1,504,645	112,641	39,124	1,656,410

Total loans, gross	$10,701,260	$994,536	$1,439,914	$13,135,710

(1)	Construction loans of Florida operations include approximately $153.7 million of condo-conversion loans, net of charge-offs of $44.6 million recorded in the second quarter of 2009.
          Residential Real Estate Loans
     As of June 30, 2009, the Corporation’s residential real estate loan portfolio increased by $162.7 million as compared to the balance as of December 31, 2008. More than 90% of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly full documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The increase was driven by a portfolio acquired during the quarter from R&G, a Puerto Rican financial institution and new loan originations during 2009. The R&G transaction involved the purchase of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G. The purchase price of the transaction was retained by the Corporation to fully pay off the loan, thereby significantly reducing the Corporation’s exposure to a single borrower. This acquisition had the effect of improving the Corporation’s regulatory capital ratios due to the lower risk-weighting of the assets acquired. Additionally, net interest income improves since the weighted-average effective yield on the mortgage loans acquired approximates 5.38% (including non-performing loans) compared to a yield of approximately 150 basis points over 3-month LIBOR in the commercial loan to R&G. Partially offsetting the increase driven by the aforementioned transaction and loan originations was the securitization of approximately $188 million of FHA/VA mortgage loans into GNMA MBS. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

          Commercial and Construction Loans
     As of June 30, 2009, the Corporation’s commercial and construction loan portfolio decreased by $4.5 million, as compared to the balance as of December 31, 2008, due to the aforementioned unwinding transaction with R&G, principal repayments and net charge-offs in 2009, partially offset by loan originations. The Corporation has been able to obtain new originations from corporate customers as well as commercial real estate and construction loans. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     The Corporation’s largest loan concentration to one borrower of $336.3 million as of June 30, 2009 is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate.
     The Corporation’s construction lending volume has been stagnant for the last year due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Florida operations and is closely evaluating market conditions and opportunities in Puerto Rico. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo-conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the real estate market. As of June 30, 2009, approximately $47.6 million of loans originally disbursed as condo-conversion construction loans have been formally reverted to income-producing commercial loans, while the repayment of the remaining construction condo-conversion loans is coming principally from rental income and other sources. Given more conservative underwriting standards of banks in general and a reduction of market participants in the lending business, the Corporation believes that the rental market will grow.
     The Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland; however, there is currently an oversupply of housing units compounded by a lower demand and declining volume of sales of new housing units and diminished consumer purchasing power and confidence. The unemployment rate in Puerto Rico tops 14%.

     The composition of the Corporation’s construction loan portfolio as of June 30, 2009 by category and geographic location follows:

	Puerto	Virgin
As of June 30, 2009	Rico	Islands	Florida	Total
		(In thousands)
Loans for residential housing projects:

High-rise (1)	$200,794	$—	$559	$201,353
Mid-rise (2)	95,996	4,980	42,959	143,935
Single-family detach	125,298	2,734	38,810	166,842

Total for residential housing projects	422,088	7,714	82,328	512,130

Construction loans to individuals secured by residential properties	12,332	31,201	—	43,533
Condo-conversion loans	6,973	—	153,682	160,655
Loans for commercial projects	299,952	101,153	8,459	409,564
Bridge and land loans	201,196	36,482	193,496	431,174
Working capital	28,009	502	—	28,511

Total before net deferred fees and allowance for loan losses	970,550	177,052	437,965	1,585,567

Net deferred fees	(4,606)	(660)	(94)	(5,360)

Total construction loan portfolio, gross	965,944	176,392	437,871	1,580,207

Allowance for loan losses	(60,383)	(7,831)	(67,065)	(135,279)

Total construction loan portfolio, net	$905,561	$168,561	$370,806	$1,444,928

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of two projects that represent approximately 74% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings of up to 7 stories.
     The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2009:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$401,633

Construction loans in non-accrual status	$506,642

Net charge offs — Construction loans (1)	$91,370

Allowance for loan losses — Construction loans	$135,279

Non-performing construction loans to total construction loans	32.06%

Allowance for loan losses — construction loans to total construction loans	8.56%

Net charge-offs (annualized) to total average construction loans (1)	11.52%

(1)	Includes charge-offs of $64.9 million related to construction loans in Florida and $26.5 million related to construction loans in Puerto Rico.
     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300k	$99,114
$300k - $600k	185,149
Over $600k	137,825

$422,088

     For the majority of the construction loans for residential housing projects in Florida, the estimated selling price of the units is under $300,000.

          Consumer Loans
     As of June 30, 2009, the Corporation’s consumer loan portfolio decreased by $88.1 million, as compared to the portfolio balance as of December 31, 2008. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first half of 2009. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans that amounted to $26.4 million for the first half of 2009, as compared to $27.3 million for the same period a year ago. The decrease in net charge offs as compared to 2008 is attributable to improvement in the credit quality of this portfolio and changes in underwriting standards implemented in late 2005, which has resulted in new originations under these revised standards, to replace maturing consumer loans with an average lives of approximately four years.
          Finance Leases
     As of June 30, 2009, finance leases, which are mostly composed of loans to individuals to finance the acquisition of a motor vehicle, decreased by $22.8 million as compared to the portfolio balance as of December 31, 2008, as repayments and charge-offs exceeded the volume of loan originations during the first half of 2009. These leases typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio as of June 30, 2009 amounted to $6.4 billion, an increase of $659.0 million when compared with the investment portfolio of $5.7 billion as of December 31, 2008. The increase in investment securities resulted mainly from purchases of approximately $2.8 billion in investment securities that helped to offset lower loan yields and overall lower investment yields due to the call of approximately $937 million of U.S. agency debentures in 2009 and the acceleration of MBS prepayments. Purchases of investment securities during 2009 mainly consist of U.S. agency callable debentures having contractual maturities ranging from two to three years (approximately $1.0 billion at a weighted-average yield of 2.13%), 7-10 Year U.S. Treasury Notes (approximately $96 million at a weighted-average yield of 3.54%), 15-Year U.S. agency MBS (approximately $1.3 billion at a weighted-average yield of 3.85%) and floating collateralized mortgage obligations issued by GNMA, FNMA and FHLMC (approximately $184 million). These purchases were financed with very low cost sources of funding, thus protecting the Corporation’s interest margins. There were sales of approximately $660 million in MBS (mainly 30-Year U.S. agency MBS with a weighted-average coupon of 5.66%) during the first half of 2009. Also, during 2009, the Corporation began and completed the securitization of approximately $188 million of FHA/VA mortgage loans into GNMA MBS, of which approximately $25 million were sold before the end of the first half of 2009 with the remaining portion retained as part of the investment portfolio.
     Over 95% of the Corporation’s available-for-sale and held to maturity securities portfolio is invested in U.S. Government and Agency debentures, fixed-rate

U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities) or U.S. Treasury securities. The Corporation’s investment in equity securities is minimal, and it relates to other financial institutions in Puerto Rico.
     The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	June 30,	December 31,
(In thousands)	2009	2008
Money market investments	$69,825	$76,003

Investment securities held to maturity, at amortized cost:

U.S. Government and agencies obligations	16,735	953,516
Puerto Rico Government obligations	23,309	23,069
Mortgage-backed securities	644,887	728,079
Corporate bonds	2,000	2,000

	686,931	1,706,664

Investment securities available for sale, at fair value:

U.S. Government and agencies obligations	1,240,395	—
Puerto Rico Government obligations	137,035	137,133
Mortgage-backed securities	4,150,023	3,722,992
Corporate bonds	—	1,548
Equity securities	528	669

	5,527,981	3,862,342

Other equity securities, including $81.9 million and $62.6 million of FHLB stock as of June 30, 2009 and December 31, 2008, respectively	83,430	64,145

Total investments	$6,368,167	$5,709,154

          Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	June 30,	December 31,
(In thousands)	2009	2008
Held-to-maturity
FHLMC certificates	$6,713	$8,338
FNMA certificates	638,174	719,741

	644,887	728,079

Available-for-sale
FHLMC certificates	1,760,713	1,892,358
GNMA certificates	336,246	342,674
FNMA certificates	1,784,489	1,373,977
Collateralized Mortgage Obligations issued or guaranteed by FHLMC and GNMA	172,007	—
Other mortgage pass-through certificates	96,568	113,983

	4,150,023	3,722,992

Total mortgage-backed securities	$4,794,910	$4,451,071

The carrying values of investment securities classified as available-for-sale and held-to-maturity as of June 30, 2009 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %
U.S. Government and agencies obligations
Due within one year	$8,500	1.07
Due after one year through five years	1,143,685	2.12
Due after five years through ten years	96,710	3.54
Due after ten years	8,235	6.13

	1,257,130	2.25

Puerto Rico Government obligations
Due within one year	4,293	6.14
Due after one year through five years	110,531	5.41
Due after five years through ten years	24,852	5.84
Due after ten years	20,668	5.36

	160,344	5.49

Corporate bonds
Due after five years through ten years
Due after ten years	2,000	5.80

Total	1,419,474	2.62

Mortgage-backed securities	4,794,910	4.68

Equity securities	528	3.65

Total investment securities available for sale and held to maturity	$6,214,912	4.20

     Net interest income of future periods may be affected by the acceleration in prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on securities purchased at a premium, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $937 million of U.S. Agency debentures with an average yield of 5.77% were called during 2009. As of June 30, 2009, the Corporation has approximately $1.2 billion in U.S. agency debentures with embedded calls and with an average yield of 2.20% (mainly securities with contractual maturities of 2-3 years acquired in 2009). Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might affect net interest income in the future. These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” section discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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
     The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp’s business is subject to eight broad categories of risks: (1) liquidity risk, (2) interest rate risk, (3) market risk, (4) credit risk, (5) operational risk, (6) legal and compliance risk, (7) reputational risk, and (8) contingency risk. First BanCorp has adopted policies and procedures designed to identify and manage risks to which the Corporation is exposed, specifically those relating to liquidity risk, interest rate risk, credit risk, and operational risk.
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
     The Corporation develops and maintains contingency funding plans for both the parent company and bank liquidity positions. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it will be able to operate through periods of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. In the Contingency Funding Plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining its current funding position, thereby ensuring the ability to honor its commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Three different scenarios are defined in the Contingency Funding Plan: local market event, credit rating downgrade, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.
     The Corporation has maintained a basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) in excess of a self-imposed minimum limit of 5% of total assets. As of June 30, 2009, the estimated basic surplus ratio of approximately 8.7% included unpledged assets, FHLB lines of credit, collateral pledged at the FED Discount Window Program, and cash. Unpledged liquid securities as of June 30, 2009 mainly consisted of fixed-rate MBS and U.S. agency debentures totaling approximately $711 million, which can be sold under agreements to repurchase. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic surplus computation. The Corporation has taken direct actions to keep sound liquidity levels and to safeguard its access to credit. Such initiatives include, among other things, the posting of additional collateral, thereby increasing its borrowing capacity with the FHLB and the FED through the Discount Window Program. The Corporation will continue to monitor the different alternatives available under programs currently in place by the FED and the FDIC.

     Sources of Funding
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB, the FED Discount Window Program, and other unsecured lines established with financial institutions. The Credit Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Commercial paper has also in the past provided additional funding. Long-term funding has also been obtained through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.
     Recent initiatives by the FED to ease the credit crisis have included, among other things, cuts to the discount rate, the availability of the Term Auction Facility (“TAF”) to provide short-term loans to banks and expanding the qualifying collateral it will lend against, to include commercial paper. The FDIC also raised the cap on deposit insurance coverage from $100,000 to $250,000 until December 31, 2013. These actions made the federal government a viable source of funding in the current environment.
     The Corporation’s principal sources of funding are:
Brokered CDs – A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $8.4 billion at year end 2008 to $7.2 billion as of June 30, 2009. The Corporation has been refinancing brokered CDs that matured or were called during 2009 with alternate sources of funding at a lower cost. Approximately $4.5 billion of brokered CDs matured or were called during the first quarter of 2009, of which approximately $1.1 billion were replaced with advances from the FHLB and from the FED as well as short-term repurchase agreements to decrease interest expense and improve the matching of rate repricing of current investment and loan portfolios. All of the $1.1 billion of swapped-to-floating brokered CDs outstanding at the beginning of the year were called in 2009.
In the event that the Corporation’s Bank subsidiary falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace funding through this source. The Bank currently complies and exceeds the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2009 is approximately 0.7 years.
The use of brokered CDs has been important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered

CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Demand for brokered CDs has recently increased as a result of the move by investors from riskier investments, such as equities, to federally guaranteed instruments such as brokered CDs and the recent increase in FDIC deposit insurance from $100,000 to $250,000. For the six-month period ended June 30, 2009, the Corporation issued $3.3 billion in brokered CDs at an average rate of 1.01% (including the rollover of short-term brokered CDs and replacement of brokered CDs called) with a weighted-average maturity of 6 months.
The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of June 30, 2009.

Total
(In thousands)
Three months or less	$2,412,131
Over three months to six months	2,391,123
Over six months to one year	1,933,444
Over one year	1,552,489

Total	$8,289,187

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $7.2 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit also include $17.5 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to multi-million dollar FDIC insurance coverage of up to $50 million when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $171.7 million from the balance as of December 31, 2008, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts. In Puerto Rico, the Corporation’s primary market, total deposits, excluding brokered CDs, increased by $282.2 million from the balance as of December 31, 2008, reflecting successful marketing campaigns and cross-selling initiatives. Refer to Note 10 in the accompanying unaudited financial statements for further details.
Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2009 and 2008.

Securities sold under agreements to repurchase - The growth of the Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $4.1 billion at June 30, 2009, compared with $3.4 billion at December 31, 2008. The Corporation increased its short-term borrowing to manage its interest rate risk by matching the shortening in the average life of the investment portfolio. Also, one of the Corporation’s strategies is the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost at reasonable levels. Of the total of $4.1 billion repurchase agreements outstanding as of June 30, 2009, approximately $2.4 billion consist of structured repos and $600 million of long-term repos. The access to this type of funding has been affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and the first half of 2009. Certain counterparties have not been willing to enter into additional repurchase agreements and the capacity to extend the term of maturing repurchase agreements has also been reduced. Refer to Note 12 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation did not experience significant margin calls from counterparties recently arising from writedowns in valuations with only $0.9 million of cash deposited in connection with collateralized repurchase agreements and $1.9 million in connection with collateralized interest rate swap agreements.
Advances from the FHLB – The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of June 30, 2009 and December 31, 2008, the outstanding balance of FHLB advances was $1.3 billion and $1.1 billion, respectively. Approximately $740.4 million of outstanding advances from the FHLB has maturities over one year. As part of its precautionary initiatives to safeguard access to credit and the low level of interest rates, the Corporation increased its capacity under FHLB credit facilities by posting additional collateral and, as of June 30, 2009, it had $402 million available for additional borrowings.
FED Discount window — FED initiatives to ease the credit crisis have included cuts to the discount rate, which was lowered from 4.75% to 0.50% through eight separate actions since December 2007, and adjustments to previous practices to facilitate financing for longer periods. This makes the FED Discount Window a viable source of funding given current market conditions. In the first quarter of 2009, the Corporation received approval to participate in the BIC Program of the FED and, as of June 30, 2009, approximately

$514 million of available credit under the BIC program, including auto loans and commercial loans. As of June 30, 2009, the Corporation had $135 million outstanding in short-term borrowings from the FED Discount Window.
Credit Lines - The Corporation maintains unsecured and un-committed lines of credit with other banks. As of June 30, 2009, the Corporation’s total unused lines of credit with other banks amounted to $100 million. The Corporation has not used these lines of credit.
     Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years the Corporation has entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and Junior subordinated debentures as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available and if available will be on comparable terms. The Corporation continues to evaluate its financing options, including available options resulting from recent federal government initiatives to deal with the crisis in the financial markets.
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. Over the last four years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 28% at June 30, 2009. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. Recent disruptions in the credit markets and a reduced investors’ demand for mortgage debt have adversely affected the liquidity of the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained from GNMA Commitment Authority to issue GNMA mortgage-backed securities and under this program, the Corporation completed the securitization of approximately $188 million of FHA/VA mortgage loans into GNMA MBS, of which approximately $25 million were sold before the end of the first half of 2009. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

     Credit Ratings
     The Corporation’s credit as long-term issuer is currently rated BB+ by Standard & Poor’s (“S&P”) and BB by Fitch Ratings Limited (“Fitch”); both with negative outlook.
     At the FirstBank subsidiary level, long-term senior debt is currently rated Ba1 by Moody’s Investor Service (“Moodys”) and BB+ by S&P, one notch under their definition of investment grade. Fitch has rated the Bank’s long-term senior debt BB, two notches under investment grade. The outlook on the Bank’s credit ratings from the three rating agencies is negative.
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
     Cash Flows
     Cash and cash equivalents were $247.8 million and $271.9 million at June 30, 2009 and 2008, respectively. These balances decreased by $157.9 million and by $107.1 million from December 31, 2008 and 2007, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first half of 2009 and 2008.
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
     For the first half of 2009, net cash provided by operating activities was $127.2 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses.
     For the first half of 2008, net cash provided by operating activities was $67.4 million, which was slightly higher than net income, mainly as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation expenses and amortization of placement fees, partially offset by adjustments to net income from gain on sale of investments (including the gain on the mandatory redemption of part of the

Corporation’s investment in VISA in March 2008), deferred income tax benefits and a decrease in accrued interest payable.
Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and its available-for-sale and held-to-maturity investment portfolios. For the six-month period ended June 30, 2009, net cash of $738.7 million was used in investing activities, primarily for loan origination disbursements and purchases of available-for-sale investment securities to mitigate in part the impact of investments securities, mainly U.S. Agency debentures, called by counterparties prior to maturity and MBS prepayments. Partially offsetting these uses of cash were proceeds from sales and maturities of available-for-sale securities as well as proceeds from held-to-maturity securities called during 2009, and proceeds from loans and from MBS repayments.
     For the first half of 2008, net cash used in investing activities was $1.8 billion, primarily due to loan origination disbursements and purchases of MBS that provided an attractive yield given the interest rate scenario during the early part of 2008.
Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. In the first half of 2009, net cash provided by financing activities was $453.6 million due to the investment of $400 million by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program and due to the use of the FED Discount Window Program, advances from the FHLB and short-term repurchase agreements to refinance brokered CDs at a lower cost and finance the Corporation’s investing activities. Partially offsetting these cash proceeds was the payment of cash dividends and pay down of maturing borrowings, in particular brokered CDs.
     In the first half of 2008, net cash provided by financing activities was $1.7 billion due to an increase in the Corporation’s deposit base and a net increase in securities sold under repurchase agreements used to fund purchases of investment securities in 2008. Partially offsetting these cash inflows were funds used to pay dividends.

Capital
     The Corporation’s stockholders’ equity amounted to $1.8 billion as of June 30, 2009, an increase of $292.6 million compared to the balance as of December 31, 2008, driven by the $400 million investment by the United States Department of the Treasury (the “U.S. Treasury”) in preferred stock of the Corporation through the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program. Partially offsetting this increase was the net loss of $56.8 million incurred in the first half of 2009, dividends amounting to $39.7 million for the first half of 2009 ($13.0 million, or $0.14 per common share, and $26.7 million in preferred stock), and a decrease of $11.0 million in accumulated other comprehensive income. The Return on Average Common Equity ratio decreased from 10.46% for the first half of 2008 to (16.99%) for the first half of 2009, mainly attributable to the net loss incurred in the first half of 2009 and increase in preferred dividends. Net loss attributable to common stockholders was affected by $9.2 million in dividends (including $2.6 million cumulative dividends not declared as of June 30, 2009) and $2.0 million non-cash discount amortization on the Corporation’s Series F Preferred Stock issued under the U.S. Treasury’s TARP Capital Purchase Program.
     On July 30, 2009, the Corporation announced the suspension of dividends for common and all its outstanding series of preferred stock. This suspension is effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock and the dividends for the Corporation’s outstanding Series F Cumulative Preferred Stock and the Corporation’s common stock. The Corporation took this prudent action to preserve capital as the duration and depth of recessionary economic conditions is uncertain and consistent with federal regulatory guidance.
     The Corporation’s tangible common equity ratio stands at 4.35% as of June 30, 2009, compared to 4.87% as of December 31, 2008, and the Tier 1 common equity to risk-weighted assets ratio as of June 30, 2009 was 4.73% compared to 5.92% as of December 31, 2008.
     The tangible common equity ratio and the tangible book value per common share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible Assets are total assets less goodwill and core deposit intangibles. Management and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the

Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2009 and December 31, 2008, respectively.

	June 30,	December 31,
(In thousands)	2009	2008
Total equity per consolidated financial statements	$1,840,686	$1,548,117
Preferred equity	(926,259)	(550,100)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(18,130)	(23,985)

Tangible common equity	$868,199	$945,934

Total assets per consolidated financial statements	$20,012,887	$19,491,268
Goodwill	(28,098)	(28,098)
Core deposit intangible	(18,130)	(23,985)

Tangible assets	$19,966,659	$19,439,185
Common shares outstanding	92,546	92,546

Tangible common equity ratio	4.35%	4.87%
Tangible book value per common share	$9.38	$10.22
Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities, by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by U.S. generally accepted accounting principles, or GAAP, or on a recurring basis by applicable bank regulatory requirements. However, this ratio was used by the Federal Reserve in connection with its stress test administered to the 19 largest U.S. bank holding companies under the Supervisory Capital Assessment Program (“SCAP”), the results of which were announced on May 7, 2009. Although we understand that the Federal Reserve does not intend to prospectively require calculation of the Tier 1 common equity ratio, due to the recent timing of the SCAP, management is currently monitoring this ratio, along with the other ratios set forth in the table above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors.

The following table reconciles stockholders’equity (GAAP) to Tier 1 common equity:

	June 30,	December 31,
(In thousands)	2009	2008
Total equity per consolidated financial statements	$1,840,686	$1,548,117
Qualifying preferred stock	(926,259)	(550,100)
Unrealized gain on available-for-sale securities (1)	(46,382)	(57,389)
Disallowed deferred tax asset (2)	(172,187)	(69,810)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(18,130)	(23,985)
Cumulative change loss (gain) in fair value of liabilities elected to be measured at fair value under SFAS 159, net of tax	2,604	(3,473)
Other disallowed assets	(347)	(508)

Tier 1 common equity	$651,887	$814,754

Total risk-weighted assets	$13,785,821	$13,762,378

Tier 1 common equity to risk-weighted assets ratio	4.73%	5.92%

(1)	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

(2)	Approximately $49 million of the Corporation’s $218 million of net deferred tax assets at June 30, 2009 (December 31, 2008 — $58 million of $128 million of net deferred tax assets) were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $172 million of such assets at June 30, 2009 (December 31, 2008 - $70 million) exceeded the limitation imposed by these guidelines and, as disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $3 million of the Corporation’s other net deferred tax liability at June 30, 2009 (December 31, 2008 — $0) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
     As of June 30, 2009, First BanCorp, FirstBank Puerto Rico and FirstBank Florida were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, FirstBank Puerto Rico’s and FirstBank Florida’s regulatory capital ratios as of June 30, 2009 and December 31, 2008, based on existing Federal Reserve, Federal Deposit Insurance Corporation and the Office of Thrift Supervision guidelines. Refer to Note 23 of the accompanying unaudited consolidated financial statements for information about the merger of FirstBank Florida into FirstBank Puerto Rico, the Corporation’s main banking subsidiary.

		Banking Subsidiaries
	First		FirstBank	To be well
	Ban Corp	FirstBank	Florida	capitalized
As of June 30, 2009

Total capital (Total capital to risk-weighted assets)	14.35%	13.35%	19.92%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	13.08%	12.08%	18.77%	6.00%
Leverage ratio (1)	9.12%	8.42%	13.65%	5.00%

As of December 31, 2008

Total capital (Total capital to risk-weighted assets)	12.80%	12.23%	13.53%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.55%	10.98%	12.43%	6.00%
Leverage ratio (1)	8.30%	7.90%	8.78%	5.00%

(1)	Tier 1 capital to average assets in the case of First BanCorp and FirstBank and Tier 1 Capital to adjusted total assets in the case of FirstBank Florida.
     The increase in regulatory capital ratios is mainly related to the $400 million investment by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program. Refer to Note 16 of the accompanying unaudited consolidated financial statements and Item 5 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding this issuance. The funds were used in part to strengthen the Corporation’s lending programs and ability to support growth strategies that are centered on customers needs, including programs to preserve home ownership. Together with private and public sector initiatives, the Corporation looks to support the local economy and the communities it serves during the current economic environment.
The Corporation is well-capitalized, having sound margins over minimum well-capitalized regulatory requirements. As of June 30, 2009, the total regulatory capital ratio is 14.4% and the Tier 1 capital ratio is 13.1%. This translates to approximately $600 million and $975 million of total capital and Tier 1 capital, respectively, in excess of the total capital and Tier 1 capital well capitalized requirements of 10% and 6%, respectively.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2009, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.4 billion and $101.6 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
			As of June 30, 2009
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
			(In thousands)
Contractual obligations:
Certificates of deposit (1)	$8,955,394	$7,239,183	$1,328,674	$381,345	$6,192
Loans payable	135,000	135,000	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	4,130,092	1,730,092	1,000,000	900,000	500,000
Advances from FHLB	1,325,440	585,000	507,000	233,440	—
Notes payable	24,388	—	12,823	—	11,565
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$14,802,273	$9,689,275	$2,848,497	$1,514,785	$749,716

Commitments to sell mortgage loans	$183,456	$183,456

Stanby letters of credit	$101,635	$101,635

Commitments to extend credit:
Lines of credit	$944,453	$944,453
Letters of credit	42,239	42,239
Commitments to originate loans	405,773	405,773

Total commercial commitments	$1,392,465	$1,392,465

(1)	Includes $7.2 billion of brokered CDs generally sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits and $17.5 million in CDARS.
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
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2009, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of June 30, 2009 amounted to approximately $64.5 million. The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing during the second quarter of 2009.
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
     The Corporation performs on a quarterly basis a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year to a five-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
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
     The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values on the balance sheet on the date of the simulations.
     These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Corporation over the period in question. It is highly unlikely that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates.
     The following table presents the results of the simulations as of June 30, 2009 and December 31, 2008. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and SFAS 159 liabilities:

	June 30, 2009				December 31, 2008
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$(8.0)	(1.53)%	$(10.4)	(1.89)%	$6.5	1.39%	$6.4	1.29%
- 200 bps ramp	$(27.5)	(5.28)%	$(28.2)	(5.16)%	$(12.8)	(2.77)%	$(15.5)	(3.15)%
     During the first 12 months of the income simulation, under a parallel rising rates scenario, net interest income is expected to compress. During the second quarter, the Corporation changed the mix of its funding sources, and increased its short-term borrowing as a measure of interest rate risk management to match the shortening in the average life of the investment portfolio. Brokered CDs with original maturities over 6 months and issued when interest rates were higher, matured or were called during the quarter. Current short-term rates on repurchase agreement, FHLB and FED advances provided a cost effective funding alternative, in conjunction with the participation in the Borrower-In-Custody Program (BIC) of the FED, which allows the pledging of loans as collateral for borrowings at the FED Discount Window. Funds obtained through short-term borrowings, as well as proceeds from higher prepayments speeds on mortgage-backed securities are being reinvested in instruments with shorter durations, such as U.S. agency callable debentures with contractual maturities ranging from two to three years and 15-Years U.S. agency MBS. In addition, approximately $937 million of long-term U.S. Agency debentures were called during the first half of 2009.
     The Corporation’s loan and investment portfolio is subject to prepayment risk, which results from the ability of a third party to repay their debt obligations prior to maturity. In a rising rate scenario, the prepayment risk in our U.S. government agency fixed-rate MBS portfolio is expected to decrease substantially.
     Taking into consideration the above-described facts for purpose of modeling, the net interest income for the next twelve months in a growing balance sheet scenario, is estimated to decrease by $10.4 million in a parallel upward move of 200 basis points. Assuming parallel shifts in interest rates, the Corporation’s net interest income would continue to decrease in rising rates scenarios over a five-year modeling horizon.
     In order to comply with First BanCorp risk management policies, we continue modeling the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve), even though given the current level of rates as of June 30, 2009 some market interest rate were projected to be zero. Under this scenario, the net interest income for the next twelve months in a growing balance sheet scenario is estimated to decrease by $28.2 million.
     The Corporation used the gap analysis tool to evaluate the potential effect of rate shocks on income over the selected time periods. The gap report as of June 30, 2009 showed a positive cumulative gap for 3 month of $0.35 billion and a negative cumulative gap of $2.89 billion for 1 year, compared to positive cumulative gaps of $2.1 billion and $1.4 billion for 3 months and 1 year, respectively, as of December 31, 2008.
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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. However, most of these interest rate swaps were called during 2009, in the face of lower interest rate levels, and as a consequence the Corporation exercised its call option on the swapped-to-floating brokered CDs.
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
The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

Six-month period ended
(In thousands)	June 30, 2009
Fair value of contracts outstanding at the beginning of the period	$(495)
Fair value of new contracts at inception	(35)
Contracts terminated or called during the period	(5,198)
Changes in fair value during the period	3,957

Fair value of contracts outstanding as of June 30, 2009	$(1,771)

     Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of June 30, 2009

Pricing from observable market inputs	$(1,049)	$36	$(581)	$(3,691)	$(5,285)
Pricing that consider unobservable market inputs	—	—	—	3,514	3,514

	$(1,049)	$36	$(581)	$(177)	$(1,771)

     Derivative instruments, such as interest rate swaps, are subject to market risk. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve as well as the level of interest rates.
     As of June 30, 2009, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

     During the first half of 2009, all of the $1.1 billion of interest rate swaps that economically hedge brokered CDs were called by the counterparties, mainly due to lower levels of 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on the approximately $1.1 billion swapped-to- floating brokered CDs. The Corporation recorded a net loss of $3.5 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
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
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of June 30, 2009 and December 31, 2008.

(In thousands)		As of June 30, 2009
			Total			Accrued
			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating (1)	Notional	Fair Value (2)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

JP Morgan	A+	$158,305	$304	$(4,353)	$(4,049)	$—
Credit Suisse First Boston	A+	54,579	7	(1,355)	(1,348)	—
Goldman Sachs	A	6,515	241	—	241	—
Mortgan Stanley	A	109,928	506	—	506

		329,327	1,058	(5,708)	(4,650)	—

Other derivatives (3)		391,349	3,840	(961)	2,879	(257)

		$720,676	$4,898	$(6,669)	$(1,771)	$(257)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several Puerto Rico counteraparties for wich a credit rating in not readily available. Approximately $3.5 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank.

(In thousands)		As of December 31, 2008
			Total			Accrued
			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating (1)	Notional	Fair Value (2)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

Wachovia	AA-	$16,570	$41	$—	$41	$108
Merrill Lynch	A	230,190	1,366	—	1,366	(106)
UBS Financial Services, Inc.	A+	14,384	88	—	88	179
JP Morgan	A+	531,886	2,319	(5,726)	(3,407)	1,094
Credit Suisse First Boston	A+	151,884	178	(1,461)	(1,283)	512
Citigroup	A+	295,130	1,516	(1)	1,515	2,299
Goldman Sachs	A	16,165	597	—	597	158
Mortgan Stanley	A	107,450	735	—	735	59

		1,363,659	6,840	(7,188)	(348)	4,303

Other derivatives (3)		332,634	1,170	(1,317)	(147)	(203)

		$1,696,293	$8,010	$(8,505)	$(495)	$4,100

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several Puerto Rico counterparties for wich a credit rating in not readily available. Approximately $0.8 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank.
     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized loss of approximately $0.8 million as of June 30, 2009, of which an unrealized loss of $2.7 million was recorded in the first half of 2009 and an unrealized gain of $0.1 million in the first half of 2008. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to the “— Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, and quality control procedures and an established delinquency committee. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, there are Loan Workout functions responsible for avoiding defaults and minimizing losses upon default of commercial and construction loans. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
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
     Management, comprised of the Corporation’s Chief Credit Risk Officer, Chief Lending Officer, and other senior executives, has the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. These goals and objectives are documented in the Corporation’s Credit Policy.

Allowance for Loan and Lease Losses and Non-performing Assets
Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. Management allocates specific portions of the allowance for loan and lease losses to problem loans that are identified through an asset classification analysis. The adequacy of the allowance for loan and lease losses is based upon a number of factors, including loan and lease loss experience, that may not fully represent current conditions inherent in the portfolio. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. The Corporation addresses these risks by actively monitoring the delinquency and default experience and by considering current economic and market conditions and their probable impact on the borrowers. Based on the assessment of current conditions, the Corporation makes appropriate adjustments to the assumptions when necessary to adjust factors to account for present conditions. The Corporation also takes into consideration information about trends on non-accrual loans, delinquencies, changes in underwriting policies, and other risk characteristics relevant to the particular loan category and delinquencies. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States, the U.S.VI or British VI may contribute to delinquencies and defaults, thus necessitating additional reserves.
     The allowance for loan and lease losses is established based on management’s evaluation of the probable inherent losses in the portfolio in accordance with SFAS 114 and SFAS 5, “Accounting for Contingencies.” The allowance for loan and lease losses is comprised of both specific valuation allowances and general valuation allowances.
     The Corporation measures impairment individually for those commercial and construction loans with a principal balance of $1 million or more in accordance with the provisions of SFAS 114. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A specific reserve is determined for those loans classified as impaired, primarily based on each such loan’s collateral value (if the impaired loan is determined to be collateral dependent) or the present value of expected future cash flows discounted at the loan’s effective interest rate. When foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are updated periodically thereafter. Appraisals are also obtained for certain residential mortgage loans and real estate loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Deficiencies resulting from the excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral are evaluated to determine whether these require to be charged-off.

     For loans individually reviewed and not determined to be impaired and for small, homogeneous loans, including auto loans, consumer loans, finance lease loans, residential mortgage, commercial and construction loans in amounts under $1.0 million, the Corporation maintains general valuation allowances. The consumer loans general reserve is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, and other environmental factors such as economic forecasts. The evaluation of residential mortgages is performed at the individual loan level and then aggregated to determine the expected loss ratio. The model is based on risk-adjusted prepayment curves, default curves, and severity curves. The severity is affected by the expected house price scenario based on the most recent house price historical trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs are used in the model and are risk-adjusted for the area in which the property is located (Puerto Rico or Virgin Islands). For residential mortgages in Florida, the model is based on aggregate historical loss ratios adjusted by changes in appraisal values, delinquency factors, and other regional environmental factors. For commercial loans, including construction loans, the general reserve is based on historical loss ratios, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and Gross Product (GP) data for each geographical region. The methodology of accounting for all probable losses is made in accordance with the guidance provided by SFAS 5.
     As a general procedure, the Credit Risk area requests new collateral appraisals for impaired collateral dependent loans. In addition, on a sample basis, for other non impaired real estate loans in order to determine present market conditions in Puerto Rico, Florida, and the Virgin Islands. To gauge property appreciation or depreciation rates, opinions of value are requested for a sample of delinquent residential real estate loans. The valuation information gathered through these appraisals is considered in the Corporation’s allowance model assumptions.
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven by the deteriorated purchasing power of consumers and general economic conditions. The Corporation sets adequate loan-to-value ratios upon original loan approval following the regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate is experiencing a very slow turnover.
     The following tables set forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated :

Quarter Ended	Six-month Period Ended
June 30,	June 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan and lease losses, beginning of period	$302,531	$210,495	$281,526	$190,168
Provision for loan and lease losses	235,152	41,323	294,581	87,116

Loans charged-off:

Residential real estate	(3,329)	(1,129)	(10,491)	(2,368)
Commercial	(27,994)	(11,350)	(36,103)	(15,768)
Construction	(82,847)	(2,526)	(91,381)	(6,311)
Finance leases	(2,436)	(2,061)	(5,006)	(4,976)
Consumer	(14,769)	(14,536)	(30,854)	(29,565)

Recoveries	1,438	2,056	5,474	3,976

Net charge-offs	(129,937)	(29,546)	(168,361)	(55,012)

Allowance for loan and lease losses, end of period	$407,746	$222,272	$407,746	$222,272

Allowance for loan and lease losses to period end total loans receivable	3.11%	1.82%	3.11%	1.82%

Net charge-offs annualized to average loans outstanding during the period	3.85%	0.97%	2.52%	0.91%

Provision for loan and lease losses to net charge-offs during the period	1.81	x	1.40	x	1.75	x	1.58	x

     The following table set forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

	As of		As of
	June 30, 2009		December 31, 2008
(In thousands)	Amount	Percent	Amount	Percent
Residential real estate	$34,432	28%	$15,016	27%
Commercial real estate loans	32,621	12%	17,775	12%
Construction loans	135,279	12%	83,482	12%
Commercial loans (including loans to local financial institutions)	126,746	33%	74,358	33%
Consumer loans (1)	78,668	15%	90,895	16%

	$407,746	100%	$281,526	100%

(1)	Includes lease financing.
     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of June 30, 2009 and December 31, 2008 by loan category and by whether the allowance and related provisions were calculated individually pursuant the requirements of SFAS 114 or through a general valuation allowance in accordance with the provisions of SFAS 5:

	As of June 30, 2009
	Construction	Commercial	Comercial Mortgage	Residential Mortgage	Consumer and
(Dollars in thousands)	Loans	Loans	Loans	Loans	Finance Leases	Total

SFAS 114 - Specific Reserves
Principal balance of loans	$552,331	$183,343	$130,958	$68,957	$—	$935,589
Allowance for loan and lease losses	78,455	22,860	12,640	3,571	—	117,526
Allowance for loan and lease losses to principal balance	14.20%	12.47%	9.65%	5.18%	—	12.56%

SFAS 5 - General Allowance
Principal balance of loans	1,027,876	4,155,263	1,433,975	3,552,539	1,997,529	12,167,182
Allowance for loan and lease losses	56,824	103,886	19,981	30,861	78,668	290,220
Allowance for loan and lease losses to principal balance	5.53%	2.50%	1.39%	0.87%	3.94%	2.39%

Total portfolio, excluding loans held for sale
Principal balance of loans	$1,580,207	$4,338,606	$1,564,933	$3,621,496	$1,997,529	$13,102,771
Allowance for loan and lease losses	135,279	126,746	32,621	34,432	78,668	407,746
Allowance for loan and lease losses to principal balance	8.56%	2.92%	2.08%	0.95%	3.94%	3.11%

	As of December 31, 2008
	Construction	Commercial	Comercial Mortgage	Residential Mortgage	Consumer and
(Dollars in thousands)	Loans	Loans	Loans	Loans	Finance Leases	Total

SFAS 114 - Specific Reserves
Principal balance of loans	$280,640	$134,998	$65,682	$19,909	$—	$501,229
Allowance for loan and lease losses	56,330	18,343	8,680	—	—	83,353
Allowance for loan and lease losses to principal balance	20.07%	13.59%	13.22%	0.00%	—	16.63%

SFAS 5 - General Allowance
Principal balance of loans	1,246,355	4,290,450	1,470,076	3,461,416	2,108,363	12,576,660
Allowance for loan and lease losses	27,152	56,015	9,095	15,016	90,895	198,173
Allowance for loan and lease losses to principal balance	2.18%	1.31%	0.62%	0.43%	4.31%	1.58%

Total portfolio, excluding loans held for sale
Principal balance of loans	$1,526,995	$4,425,448	$1,535,758	$3,481,325	$2,108,363	$13,077,889
Allowance for loan and lease losses	83,482	74,358	17,775	15,016	90,895	281,526
Allowance for loan and lease losses to principal balance	5.47%	1.68%	1.16%	0.43%	4.31%	2.15%

     Provision for Loan and Lease Losses
     The provision for loan and lease losses amounted to $235.2 million, or 181% of net charge-offs, for the second quarter of 2009, compared to $41.3 million, or 140% of net charge-offs for the second quarter of 2008. For the six-month period ended June 30, 2009, the provision for loan and lease losses amounted to $294.6 million compared to $87.1 million for the comparable period in 2008. The increase in the provision for loan and leases losses is attributable to the following: i) the migration of a substantial portion of loans to the substandard or doubtful category, thus requiring higher general or specific reserves (if also considered impaired); ii) changes in reserve factors used to determine the general reserve for the Corporation’s construction, commercial and residential mortgage loan portfolios; and iii) specific reserves for some of these loans classified as impaired during the second quarter of 2009.
     The provision for loan losses related to the migration of loans to the substandard or doubtful category was approximately $103.3 million, or 44%, of the provision recorded in the second quarter of 2009. As before mentioned, the increase in the provision for loan and lease losses is also from the result of changes in reserve factors used to determine the general reserve for the Corporation’s construction, commercial and residential mortgage loan portfolios, in both the Puerto Rico and Florida portfolios, specific reserves necessary for additional loans classified as impaired during 2009, and the overall growth of the Corporation’s loan portfolio. The increase in general reserve factors was necessary to account for increases in charge-offs and delinquency levels. General reserves are established based on trends in charge-offs and delinquencies (refer to methodology explanations above).
     In terms of geography, the provision for loan losses related to the Corporation’s Florida operations amounted to $85.7 million and $100.8 million for the second quarter and first six-months of 2009, respectively, compared to $3.7 million and $19.0 million, respectively, for the comparable periods in 2008. The construction loan portfolio in Florida has been adversely affected by declining collateral values that resulted in increases in charge-offs (refer to net charge-offs discussion below for additional information). The provision for loan and lease losses recorded for the Corporation’s Puerto Rico operations, which loan portfolio represents approximately 81% of the Corporation’s total loans receivable, amounted to $141.2 million and $179.5 million for the second quarter and first six-months of 2009, respectively, compared to $37.3 million and $52.6 million, respectively, for the comparable periods in 2008, mainly related to the construction and commercial loan portfolios. The construction and commercial loan portfolios in Puerto Rico continue to be negatively impacted by further deterioration of economic and housing conditions, reflected in a persistent decline in the volume of sales of new housing units in Puerto Rico and an unemployment rate of over 14%.

Net Charge-offs and Total Credit Losses
     The Corporation’s net charge-offs for the second quarter and first half of 2009 were $129.9 million or 3.85% of average loans on an annualized basis and $168.4 million or 2.52% of average loans on an annualized basis, respectively, compared to $29.5 million or 0.97% of average loans and $55.0 million or 0.91% of average loans, respectively, for the comparable periods in 2008. The increase is due mainly to the accelerated deterioration in the collateral values of construction loans, primarily in the Florida region. The Florida’s economy has been hampered by a deteriorated housing market since the second half of 2007. The overbuilding in the face of waning demand, among other things, has caused a decline in the housing prices. The Corporation has been obtaining appraisals and increasing its reserve, as necessary, with expectations for a gradual housing market recovery. Nonetheless, the passage of time has increased the possibility that the recovery of the market will not be in the near term. For these reasons, the Corporation decided to charge-off collateral deficiencies for a significant amount of collateral dependent loans based on current appraisals obtained. The deficiencies in the collateral raise doubts about the potential to collect the principal, although many of these borrowers are making interest payments. The Corporation is engaged in continuous efforts to identify alternatives that enable borrowers to repay their loans and protect the Corporation’s investment.
     Construction loans net charge-offs increased by $80.3 million ($60.7 million for Florida operations) compared to the second quarter of 2008 and by $85.1 million ($58.7 million for Florida operations) compared to the first half of 2008. Commercial loans net charge-offs increased by $17.1 million compared to the second quarter of 2008 and by $20.8 million compared to the first half of 2008, mainly in Puerto Rico. Residential loans net charge-offs increased by $2.2 million compared to the second quarter of 2008 and by $8.1 million compared to the first half of 2008. A significant portion of charge-offs for the residential mortgage loan portfolio were related to a higher volume of foreclosed properties acquired in satisfaction of loans during 2009 and subsequent sales (within a 3-month period or less) at lower prices due to the Corporation’s intent not to accumulate REO inventory. The increase in residential mortgage charge-offs was also driven by periodic analyses performed on a higher volume of past-due residential mortgage loans with high original loan-to-value ratios that consider recent trends, such as lower prices, as well as other conditions and relevant factors. The ratio of net charge-offs to average loans on the Corporation’s residential mortgage loan portfolio was 0.39% for the quarter ended June 30, 2009, lower than the approximately 1.8% average charge-off rate for commercial banks in the U.S. mainland reported for the first quarter of 2009. The Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland; however, there is currently an oversupply of housing units compounded by a lower demand for housing due to diminished consumer purchasing power and confidence. Consumer loans net charge-offs (including finance leases) remained relatively stable, increasing by $0.8 million in the second quarter of 2009, as compared to the second quarter of 2008, and decreasing by $0.7 million compared to the first half of 2008.

The following table presents annualized charge-offs to average loans held-in-portfolio:

	For the Quarter Ended		For the Six-Month Period Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Residential mortgage loans	0.39%	0.14%	0.61%	0.15%
Commercial loans	1.74%	0.81%	1.14%	0.57%
Construction loans	20.38%	0.68%	11.52%	0.86%
Consumer loans (1)	3.12%	3.02%	2.98%	3.11%
Total loans	3.85%	0.97%	2.52%	0.91%

(1)	Includes lease financing.
     The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.
     The following table presents charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
PUERTO RICO:
Residential mortgage loans	0.43%	0.17%	0.65%	0.18%
Commercial loans	1.09%	0.15%	0.81%	0.25%
Construction loans	8.33%	0.08%	5.88%	0.04%
Consumer loans (1)	3.10%	2.94%	2.85%	3.08%
Total loans	1.90%	0.67%	1.55%	0.76%
VIRGIN ISLANDS:
Residential mortgage loans	0.19%	0.09%	0.11%	0.05%
Commercial loans	5.08%	18.33%	2.75%	9.25%
Construction loans	0.00%	0.00%	0.00%	0.00%
Consumer loans	2.73%	3.41%	3.39%	3.16%
Total loans	1.69%	4.38%	1.14%	2.44%
FLORIDA OPERATIONS:
Residential mortgage loans	0.32%	0.00%	0.88%	0.02%
Commercial loans	7.11%	0.02%	3.82%	0.01%
Construction loans	50.28%	1.60%	25.53%	2.00%
Consumer loans	5.01%	5.35%	7.56%	4.41%
Total loans	19.93%	0.81%	10.60%	0.97%

(1)	Includes lease financing.

     Total credit losses (equal to net charge-offs plus losses on REO operations) for the second quarter and six-month period ended June 30, 2009 amounted to $136.6 million and $180.4 million, or 4.03% and 2.69% on an annualized basis to average loans and repossessed assets, respectively, in contrast to credit losses of $32.7 million, or a loss rate of 1.07%, for the second quarter of 2008 and $61.4 million, or a loss rate of 1.02% for the first half of 2008.
     The following table presents a detail of the REO inventory and credit losses for the periods indicated:
Credit Loss Performance

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$31,522	$15,698	$31,522	$15,698
Commercial	10,477	2,533	10,477	2,533
Condo-conversion projects	8,000	18,591	8,000	18,591
Construction	8,065	1,798	8,065	1,798

Total	$58,064	$38,620	$58,064	$38,620

REO activity (number of properties):
Beginning property inventory,	205	108	155	87
Properties acquired	50	42	124	74
Properties disposed	(40)	(31)	(64)	(42)

Ending property inventory	215	119	215	119

Average holding period (in days)
Residential	198	197	198	197
Commercial	90	162	90	162
Condo-conversion projects	487	116	487	116
Construction	229	101	229	101

	222	151	222	151

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,924)	$(401)	$(5,109)	$(845)
Commercial	(44)	(754)	(443)	(669)
Condo-conversion projects	(1,500)	—	(1,500)	—
Construction	(502)	—	(965)	(22)

	(3,970)	(1,155)	(8,017)	(1,536)

Other REO operations expenses	(2,656)	(2,017)	(3,984)	(4,892)

Net Loss on REO operations	$(6,626)	$(3,172)	$(12,001)	$(6,428)

CHARGE-OFFS
Residential charge-offs, net	(3,329)	(1,129)	(10,491)	(2,368)

Commercial charge-offs, net	(27,967)	(10,865)	(35,874)	(15,037)

Construction charge-offs, net	(82,847)	(2,526)	(91,370)	(6,311)

Consumer and finance leases charge-offs, net	(15,794)	(15,026)	(30,626)	(31,296)

Total charge-offs, net	(129,937)	(29,546)	(168,361)	(55,012)

TOTAL CREDIT LOSSES (1)	$(136,563)	$(32,718)	$(180,362)	$(61,440)

LOSS RATIO PER CATEGORY (2):
Residential	0.61%	0.18%	0.89%	0.20%
Commercial	1.74%	0.86%	1.16%	0.59%
Construction	20.65%	0.68%	11.71%	0.85%
Consumer	3.10%	3.01%	2.97%	3.10%

TOTAL CREDIT LOSS RATIO (3)	4.03%	1.07%	2.69%	1.02%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

Impaired Loans
     As of June 30, 2009 and December 31, 2008, impaired loans and their related allowance were as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
	(In thousands)

Impaired loans with valuation allowance, net of charge-offs	$647,390	$384,914
Impaired loans without valuation allowance, net of charge-offs	288,199	116,315

Total impaired loans	$935,589	$501,229

Allowance for impaired loans	$117,526	$83,353
     The loans that were classified as impaired during the first half of 2009, totaled approximately $614.0 million ($368.3 million pertained to Florida operations). These loans required a specific reserve of $83.9 million. Partially offsetting the increase in impaired loans were charge-offs of approximately $26.5 million related to the $614 million of loans classified as impaired during 2009 and approximately $93.3 million associated with impaired loans identified prior to 2009 and other decreases, including loans paid in full, partial payments and collateral repossessions, mainly in Florida. During the first half of 2009, the Corporation repossessed approximately $9.2 million of commercial real estate properties in Florida, net of charge-offs of approximately $8.2 million.
     Approximately $64.7 million, or 54%, of the charge-offs for impaired loans recorded during 2009 are related to the construction loan portfolio in Florida and $26.3 million, or 22%, are related to the construction loan portfolio in Puerto Rico.
     About 85%, or $372.4 million of the Corporation’s total exposure to construction loans in Florida has been individually measured for impairment purposes and recorded at its realizable value as of June 30, 2009.

     The following table sets forth an analysis of the activity in the allowance for impaired loans for the six-month period ended June 30, 2009:

	For the Six-Month Period Ended June 30, 2009
	Construction	Commercial	Commercial Mortgage
	Loans	Loans	Loans	Other Loans (1)	Total

Allowance for impaired loans, beginning of period	$56,330	$18,343	$8,680	$—	$83,353
Provision for impaired loans	113,185	19,463	17,796	3,571	154,015
Charge-offs	(91,060)	(14,946)	(13,836)	—	(119,842)

Allowance for impaired loans, end of period	$78,455	$22,860	$12,640	$3,571	$117,526

(1)	Mainly related to restructured residential mortgage loans.
     Given the discouraging economic outlook in the Corporation’s main markets and in spite of the actions taken, the Corporation may experience further deterioration in its portfolios, which may result in higher credit losses and additions to reserve balances.

Non-accruing and Non-performing Assets
     Total non-performing assets are the sum of non-accruing loans, foreclosed real estate and other repossessed properties as well as non-performing investment securities. Non-accruing loans are those loans on which the accrual of interest is discontinued. When a loan is placed in non-accruing status, any interest previously recognized and not collected is reversed and charged against interest income.
Non-accruing Loans Policy
     Residential Real Estate Loans — The Corporation classifies real estate loans in non-accruing status when interest and principal have not been received for a period of 90 days or more.
     Commercial and Construction Loans — The Corporation places commercial loans (including commercial real estate and construction loans) in non-accruing status when interest and principal have not been received for a period of 90 days or more or when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of principal or interest is not expected due to deterioration in the financial condition of the borrower. Payments received on certain loans that are impaired and collateral dependent are recognized when collected in accordance with the contractual terms of the loans. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to principal. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral.
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
     Investment Securities
     This category presents investment securities reclassified to non-accruing status, at their book value.
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
     The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Non-accruing loans:

Residential real estate	$399,844	$274,923
Commercial and commercial real estate	219,409	144,301
Construction	506,642	116,290
Finance leases	5,474	6,026
Consumer	39,979	45,635

	1,171,348	587,175

REO (1)	58,064	37,246

Other repossessed property	12,732	12,794

Investment securities (2)	64,543	—

Total non-performing assets	$1,306,687	$637,215

Past due loans 90 days and still accruing	$190,399	$471,364

Non-performing assets to total assets	6.53%	3.27%

Non-accruing loans to total loans receivable	8.94%	4.49%

Allowance for loan and lease losses	$407,746	$281,526

Allowance to total non-accruing loans	34.81%	47.95%

Allowance to total non-accruing loans, excluding residential real estate loans	52.85%	90.16%

(1)	As of June 30, 2009 and December 31, 2008, REO include approximately $17.3 million and $14.8 million, respectively, of foreclosed properties in the U.S. mainland.

(2)	Collateral pledged with Lehman Brothers Special Financing, Inc.

     Total non-performing assets as of June 30, 2009 were $1.3 billion, compared to $637.2 million as of December 31, 2008. The increase in non-performing assets since December 31, 2008 was led by an increase of $367.8 million in loans classified as non-performing in the state of Florida, mainly construction loans, an increase of $97.7 million in non-performing residential mortgage loans in Puerto Rico, an increase of $85.0 million in non-performing construction loans in Puerto Rico and an increase of $41.3 million in non-performing commercial loans in Puerto Rico. Also, during the second quarter of 2009, the Corporation classified as non-performing investment securities with a book value of $64.5 million that were pledged to Lehman Brothers Special Financing, Inc., in connection with several interest rate swap agreements entered into with that institution. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing. Other increases in non-performing assets mainly consist of additions to repossessed properties, mainly additions to the real estate owned portfolio, which increased by $20.8 million. Partially offsetting the aforementioned increases was a decrease of $5.2 million in non-performing consumer loans (including finance leases) in Puerto Rico.
     The main reason for the increase in non-performing assets of the Florida operations was the construction loan portfolio. As of June 30, 2009, the Corporation classified approximately $348.5 million as non-performing construction loans in the state of Florida, an increase of $307.4 million compared to $41.1 million as of December 31, 2008. Collateral deficiencies on these loans may raise doubts about the ultimate ability to collect on the principal in the current economic environment, however, at the close of the second quarter of 2009 approximately $123.1 million of the loans comprising the increase in non-performing construction loans in Florida were current or had delinquencies of less than 90 days in their interest payments and expected collections will be recorded on a cash basis going forward. As sales continue to lag, some borrowers reverted to rental projects, as a result of which payment of principal and/or interest has come from rental income and other sources. In most of these loans, cash collections cover interest plus property taxes, insurance and other operating costs associated with the projects.
     Total non-performing assets in Puerto Rico amounted to $814.1 million as of June 30, 2009, compared to $512.6 million as of December 31, 2008. The increase is primarily related to the residential mortgage and construction loan portfolios. Since December 31, 2008, non-performing residential mortgage loans in Puerto Rico increased by $97.7 million, reflecting the recessionary conditions in Puerto Rico’s economy. Additionally, $33.8 million of the increase in non-performing residential mortgage loans relates to loans acquired in the previously explained transaction with R&G.
     Meanwhile, the construction loan portfolio accounted for $85.0 million, or 39% of the total increase in non-performing loans in Puerto Rico since March 2009. Approximately $36.3 million, or 43%, of the increase pertained to two lending relationships in Puerto Rico, dedicated to the development of residential properties. The Corporation is evaluating restructuring alternatives to mitigate losses and enable borrowers to repay their loans under revised terms seeking to preserve the value of the Corporation’s interests over the long-term.

     In contrast to the above, non-performing consumer assets (including finance leases) decreased by $6.2 million compared to December 31, 2008 balances. This portfolio continues to show signs of stability and benefited from changes in underwriting standards implemented in late 2005. The consumer loan portfolio with an average life of approximately four years has been replenished by new originations under revised standards.
     The allowance to non-performing loans ratio as of June 30, 2009 was 34.81%, compared to 47.95% as of December 31, 2008. The decrease in the ratio is attributable in part to non-performing collateral dependent loans that are evaluated individually for impairment that, after charging-off $119.8 million in the first half of 2009 representing the excess of the recorded investment in the loan over the fair value of the collateral, reflected limited impairment or no impairment at all, and other impaired loans that did not require specific reserves based on analyses conducted under SFAS 114. Also 21% of the increase in non-performing loans since December 31, 2008 is related to residential mortgage loans, mainly in Puerto Rico, where the Corporation’s loan loss experience has been comparatively low due to, among other things, the Corporation’s conservative underwriting practices and loan-to-value ratios, thus requiring a lower general reserve as compared to other portfolios. Approximately $33 million or 6% of the total increase in non-performing loans is attributed to non-performing residential mortgage loans acquired as part of the previously explained transaction with R&G.
     The Corporation continues to provide homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico. Due to the nature of the borrower’s financial condition, the restructure or loan modification through this program as well as the restructuring of other individual commercial loans, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fits the definition of Troubled Debt Restructuring (“TDR”) as defined by SFAS 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Such restructures are identified as TDRs and accounted for based on the provisions SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of June 30, 2009, the Corporation’s TDR loans consisted of $56.9 million residential mortgage loans, $25.1 million commercial loans, $44.5 million commercial mortgage loans and $104.0 million of construction loans. From the $230.6 million total TDR loans, approximately $54.1 million are in compliance with modified terms, $28.9 million are 30-89 days delinquent, $15.1 million are 90 days past-due and still accruing and $132.5 million are classified as non-accrual as of June 30, 2009.
     In view of current conditions in the Unites States mainland housing market and weakening economic conditions in Puerto Rico, the Corporation may experience further deterioration in its portfolio, in particular the commercial, construction and residential loan portfolios.

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
Disclosure Control and Procedures
          First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
There may be future dilution of our common stock
     In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. In connection with this investment, the Corporation also issued to the U.S. Treasury a warrant to purchase 5,842,259 shares of the Corporation’s common stock (the “Warrant”) at an exercise price of $10.27 per share. The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
—	diluting the voting power of the current holders of common stock (the shares underlying the Warrant represent approximately 6% of the Corporation’s shares of common stock as of June 30, 2009);
—	diluting the earnings per share and book value per share of the outstanding shares of common stock; and
—	making the payment of dividends on common stock more expensive.
Credit quality, which is continuing to deteriorate, may result in future additional losses
The quality of First BanCorp’s credits has continued to be under pressure during the first half of 2009 as a result of continued recessionary conditions in Puerto Rico and the state of Florida that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values.

Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. When the credit quality of the customer base materially decreases or the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations is adversely affected.
While we substantially increased our provision for loan and lease losses in the second quarter of 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and Florida. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets.
As of June 30, 2009, the Company recognized OTTI on its private label MBS. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors. First BanCorp’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral.
Legislative and regulatory actions taken now or in the future as a result of the current crisis in the financial industry may significantly affect our business, financial condition or results of operations
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits.
These programs have subjected participating financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and the impact of bankruptcy proceedings on consumer residential real estate mortgages, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
On June 17, 2009, the U.S. Treasury Department released a white paper entitled “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Regulation and Supervision,” which outlined the Obama administration’s plan to make extensive and wide ranging reforms to the U.S. financial regulatory system. The plan contains proposals to, among other things, (i) create a new financial regulatory agency called the Consumer Financial Protection Agency, (ii) eliminate the federal thrift charter and create a new national bank supervisor, (iii) dispose of the interstate branching framework of the Riegle-Neal Act by giving national and state-chartered banks the unrestricted ability to branch across state lines, (iv) establish strengthened capital and prudential standards for banks and bank holding companies, (v) increase supervision and regulation of large financial firms, and (vi) create an Office of National Insurance within the U.S. Treasury Department. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.
We also expect to face increased regulation and regulatory scrutiny as a result of our participation in the TARP Capital Purchase Program. In January 2009, we issued preferred stock and warrants to purchase our common stock to the U.S. Treasury under the TARP Capital Purchase Program. Pursuant to the terms of this issuance, we are prohibited from increasing the dividend rate on our common stock in an amount exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which was $0.07 per share without approval. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited unless all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of Emergency Economic Stabilization Act (EESA) to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of the use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009 (“ARRA”). ARRA contains expansive new restrictions on executive compensation for financial institutions and other companies participating in the TARP Capital Purchase Program. ARRA amends the executive compensation and corporate governance provisions of EESA. In doing so, it continues all the same compensation and governance restrictions and adds substantially to restrictions in several areas. In addition, on June 10, 2009, the U.S. Treasury issued regulations implementing the compensation requirements under ARRA. The regulations became applicable to existing TARP Capital Purchase Program recipients upon publication in the Federal Register on June 15, 2009, but are subject to comment during a period scheduled to end on August 14, 2009. In addition, Congress may adopt other legislation impacting financial institutions that obtain funding under the TARP or changing lending practices that legislators believe led to the current economic situation. The new legal requirements and the adoption of any additional requirements could restrict or require changes to our lending, executive compensation or governance practices, increase governmental oversight of our businesses and adversely affect our ability to retain senior officers.
Our suspension of dividends could adversely affect our stock price and result in the expansion of our Board
In March of 2009, the Board of Governors of the Federal Reserve System issued a supervisory guidance letter intended to provide direction to bank holding companies (“BHCs”) on the declaration and payment of dividends, capital redemptions, and capital repurchases by BHCs in the context of their capital planning process. The letter reiterates the long standing Federal Reserve supervisory policies and guidance to the effect that BHCs should only pay dividends from current earnings. More specifically, the March 2009 letter heightens expectations that a BHC will inform and consult with the Federal Reserve supervisory staff on the declaration and payment of dividends that exceed earnings for the period for which the dividend is being paid. In consideration of the financial results reported for the second quarter ended June 30, 2009, the Corporation decided, as a matter of prudent fiscal management and following the Federal Reserve guidance, to suspend payment of common stock dividends and dividends on all series of preferred stock. The Corporation cannot predict if or when the payments of dividends can be reinstated.
This suspension could adversely affect the Corporation’s stock price. Further, if dividends on the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program are not paid for six quarterly dividend periods or more, the authorized number of directors of the board will be increased by two and the U.S. Treasury, along with holders of parity stock, will have the right to elect the two additional members of the board of directors until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          For the discussion of the Corporation’s Annual Stockholders Meeting held on April 28, 2009, refer to Part II, Item 4 in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

ITEM 5.	OTHER INFORMATION
          Not applicable.

ITEM 6.	EXHIBITS
10.1 —Employment Agreement — Orlando Berges
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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date: August 10, 2009	By:	/s/ Luis M. Beauchamp
Luis M. Beauchamp
Chairman, President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer