Form 10-Q
period 2009-09-30
FIRST BANCORP /PR/
filed 2009-11-09
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Common stock: 92,542,722 outstanding as of November 2, 2009.

FIRST BANCORP.
INDEX PAGE

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2009 and December 31, 2008	5
	Consolidated Statements of (Loss) Income (Unaudited) — Quarters ended September 30, 2009 and September 30, 2008 and Nine-months ended September 30, 2009 and September 30, 2008	6
	Consolidated Statements of Cash Flows (Unaudited) — Nine-months ended September 30, 2009 and September 30, 2008	7
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Nine-months ended September 30, 2009 and September 30, 2008	8
	Consolidated Statements of Comprehensive (Loss) Income (Unaudited) — Quarters ended September 30, 2009 and September 30, 2008 and Nine-months ended September 30, 2009 and September 30, 2008	9
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	121
Item 4.	Controls and Procedures	121

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	122
Item 1A.	Risk Factors	122
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	127
Item 3.	Defaults Upon Senior Securities	127
Item 4.	Submission of Matters to a Vote of Security Holders	127
Item 5.	Other Information	127
Item 6.	Exhibits	127
SIGNATURES
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, First BanCorp (the “Corporation”) may make forward-looking statements in its press releases, other filings with the Securities and Exchange Commission (“SEC”) or in other public or stockholder communications.
     These forward-looking statements may relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting guidance on the Corporation’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and are generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “may” or similar expressions.
     First BanCorp cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. The Corporation does not undertake and specifically disclaims any obligations to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
     Forward-looking statements are, by their nature, subject to risks and uncertainties. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially to those contained in any forward-looking statement:
•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of the Corporation’s loans and other assets, including the Corporation’s construction and commercial real estate loan portfolios, which have contributed and may continue to contribute, among other things, to the increase in the levels of non-performing assets, charge-offs and the provision expense;

•	adverse changes in general economic conditions in the United States and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates and real estate prices, and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets, including the value of derivative instruments used for protection from interest rate fluctuations;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal deficit situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve System (FED), the Federal Deposit Insurance Corporation (FDIC), government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	risks of not being able to generate sufficient income to realize the benefit of the deferred tax asset;

•	risks of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	risks associated with the soundness of other financial institutions;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of Doral Financial Corporation’s financial condition on the repayment of its outstanding secured loans to the Corporation;

•	the Corporation’s ability to issue brokered certificates of deposit and fund operations;

•	risks associated with downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation;

•	risks associated with regulatory and legislative changes for financial services companies in Puerto Rico, the United States, and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected; and

•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an increase in our non-interest expense.
     Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as “Part II, Item 1A, Risk Factors,” in this Quarterly Report on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	September 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$124,131	$329,730

Money market investments:
Federal funds sold	71,264	54,469
Time deposits with other financial institutions	600	600
Other short-term investments	20,127	20,934

Total money market investments	91,991	76,003

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	3,330,247	2,913,721
Other investment securities	1,424,742	948,621

Total investment securities available for sale	4,754,989	3,862,342

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	431,561	968,389
Other investment securities	213,539	738,275

Total investment securities held to maturity, fair value of $670,395 (2008 — $1,720,412)	645,100	1,706,664

Other equity securities	78,930	64,145

Loans, net of allowance for loan and lease losses of $471,484 (2008 — $281,526)	13,258,788	12,796,363
Loans held for sale, at lower of cost or market	25,896	10,403

Total loans, net	13,284,684	12,806,766

Premises and equipment, net	195,371	178,468
Other real estate owned	67,493	37,246
Accrued interest receivable on loans and investments	77,532	98,565
Due from customers on acceptances	622	504
Account receivable from investment sales	464,910	—
Other assets	295,432	330,835

Total assets	$20,081,185	$19,491,268

LIABILITIES

Deposits:
Non-interest-bearing deposits	$695,928	$625,928
Interest — bearing deposits (including $0 and $1,150,959 measured at fair value as of September 30, 2009 and December 31, 2008, respectively)	11,602,862	12,431,502

Total deposits	12,298,790	13,057,430

Loans payable	700,000	—
Securities sold under agreements to repurchase	3,782,134	3,421,042
Advances from the Federal Home Loan Bank (FHLB)	1,200,440	1,060,440
Notes payable (including $13,140 and $10,141 measured at fair value as of September 30, 2009 and December 31, 2008, respectively)	26,531	23,274
Other borrowings	231,959	231,914
Bank acceptances outstanding	622	504
Accounts payable and other liabilities	141,866	148,547

Total liabilities	18,382,342	17,943,151

Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,404,000 shares (2008 — 22,004,000) at an aggregate liquidation value of $950,100 (December 31, 2008 — $550,100)	927,374	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,440,522 (2008 — 102,444,549)	102,440	102,444
Less: Treasury stock (at cost)	(9,898)	(9,898)

Common stock outstanding, 92,542,722 shares outstanding (2008 — 92,546,749)	92,542	92,546

Additional paid-in capital	134,201	108,299
Legal surplus	299,006	299,006
Retained earnings	172,625	440,777
Accumulated other comprehensive income, net of deferred tax expense of $6,590 (2008 — $717)	73,095	57,389

Total stockholders’ equity	1,698,843	1,548,117

Total liabilities and stockholders’ equity	$20,081,185	$19,491,268

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share information)	2009	2008	2009	2008

Interest income:
Loans	$179,956	$208,241	$553,219	$626,846
Investment securities	61,881	79,077	199,513	211,095
Money market investments	185	974	393	6,046

Total interest income	242,022	288,292	753,125	843,987

Interest expense:
Deposits	72,163	95,089	246,931	301,053
Loans payable	463	240	1,423	240
Federal funds purchased and securities sold under agreements to repurchase	28,327	35,790	87,487	98,698
Advances from FHLB	8,127	10,018	24,736	30,738
Notes payable and other borrowings	3,809	2,534	10,803	9,573

Total interest expense	112,889	143,671	371,380	440,302

Net interest income	129,133	144,621	381,745	403,685

Provision for loan and lease losses	148,090	55,319	442,671	142,435

Net interest (loss) income after provision for loan and lease losses	(18,957)	89,302	(60,926)	261,250

Non-interest income:
Other service charges on loans	1,796	1,612	4,848	4,343
Service charges on deposit accounts	3,458	3,170	9,950	9,725
Mortgage banking activities	3,000	1,231	6,179	2,354
Net gain on sale of investments	34,274	132	62,417	16,135
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	—	(696)	(32,929)	(1,185)
Noncredit-related impairment portion on debt securities not expected to be sold (recognized in other comprehensive income)	(209)	—	31,271	—

Net impairment losses on investment securities	(209)	(696)	(1,658)	(1,185)
Rental income	390	583	1,246	1,705
Other non-interest income	7,280	7,839	20,475	22,176

Total non-interest income	49,989	13,871	103,457	55,253

Non-interest expenses:
Employees’ compensation and benefits	34,403	35,629	103,117	106,949
Occupancy and equipment	15,291	15,647	47,513	46,167
Business promotion	2,879	4,083	9,831	13,150
Professional fees	3,806	2,724	10,334	12,702
Taxes, other than income taxes	3,893	4,242	11,911	12,256
Insurance and supervisory fees	7,197	4,213	30,491	12,142
Net loss on real estate owned (REO) operations	5,015	5,626	17,016	12,054
Other non-interest expenses	10,293	10,212	33,080	30,906

Total non-interest expenses	82,777	82,376	263,293	246,326

(Loss) income before income taxes	(51,745)	20,797	(220,762)	70,177

Income tax (expense) benefit	(113,473)	3,749	(1,223)	20,952

Net (loss) income	$(165,218)	$24,546	$(221,985)	$91,129

Net (loss) income attributable to common stockholders	$(174,689)	$14,477	$(262,741)	$60,922

Net (loss) income per common share:

Basic	$(1.89)	$0.16	$(2.84)	$0.66

Diluted	$(1.89)	$0.16	$(2.84)	$0.66

Dividends declared per common share	$—	$0.07	$0.14	$0.21

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(221,985)	$91,129

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	15,722	14,188
Amortization and impairment of core deposit intangible	6,689	2,695
Provision for loan and lease losses	442,671	142,435
Deferred income tax expense (benefit)	19,202	(23,986)
Stock-based compensation recognized	70	—
Gain on sale of investments, net	(62,417)	(16,135)
Other-than-temporary impairments on available-for-sale securities	1,658	1,185
Derivatives instruments and hedging activities gain	(13,228)	(31,889)
Net gain on sale of loans and impairments	(5,919)	(1,635)
Net amortization of premiums and discounts and deferred loan fees and costs	724	(956)
Net increase in mortgage loans held for sale	(21,145)	—
Amortization of broker placement fees	17,434	10,935
Net amortization (accretion) of premium and discounts on investment securities	5,706	(8,196)
Decrease in accrued income tax payable	(21,919)	(13,429)
Decrease in accrued interest receivable	19,010	17,018
Decrease in accrued interest payable	(24,472)	(37,906)
Decrease in other assets	41,716	12,716
Decrease in other liabilities	(4,521)	(15,378)

Total adjustments	416,981	51,662

Net cash provided by operating activities	194,996	142,791

Cash flows from investing activities:
Principal collected on loans	2,267,772	2,081,236
Loans originated	(3,362,850)	(2,858,266)
Purchases of loans	(142,446)	(373,997)
Proceeds from sale of loans	9,510	106,583
Proceeds from sale of repossessed assets	50,035	54,127
Purchase of servicing assets	—	(621)
Proceeds from sale of available-for-sale securities	1,038,814	389,784
Purchases of securities held to maturity	(8,460)	(99)
Purchases of securities available for sale	(2,781,394)	(3,368,093)
Principal repayments and maturities of securities held to maturity	1,066,778	1,551,272
Principal repayments of securities available for sale	721,056	255,425
Additions to premises and equipment	(32,625)	(21,663)
Proceeds from sale/redemption of other investment securities	4,032	9,474
(Increase) decrease in other equity securities	(14,785)	4,224
Net cash inflow on acquisition of business	—	5,154

Net cash used in investing activities	(1,184,563)	(2,165,460)

Cash flows from financing activities:
Net (decrease) increase in deposits	(758,078)	1,723,172
Net increase in loans payable	700,000	300,000
Net increase in federal funds purchased and securities sold under agreements to repurchase	361,092	232,290
Net FHLB advances taken (paid)	140,000	(117,000)
Dividends paid	(43,066)	(49,633)
Issuance of preferred stock and associated warrant	400,000	—
Exercise of stock options	—	53
Other financing activities	8	—

Net cash provided by financing activities	799,956	2,088,882

Net (decrease) increase in cash and cash equivalents	(189,611)	66,213

Cash and cash equivalents at beginning of period	405,733	378,945

Cash and cash equivalents at end of period	$216,122	$445,158

Cash and cash equivalents include:
Cash and due from banks	$124,131	$151,040
Money market instruments	91,991	294,118

	$216,122	$445,158

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2009	2008
	(In thousands)

Preferred Stock:
Balance at beginning of period	$550,100	$550,100
Issuance of preferred stock — Series F	400,000	—
Preferred stock discount — Series F, net of accretion	(22,726)	—

Balance at end of period	927,374	550,100

Common Stock outstanding:
Balance at beginning of period	92,546	92,504
Common stock issued under stock option plan	—	6
Restricted stock forfeited	(4)	—

Balance at end of period	92,542	92,510

Additional Paid-In-Capital:
Balance at beginning of period	108,299	108,279
Issuance of common stock warrants	25,820	—
Shares issued under stock option plan	—	47
Restricted stock forfeited	4	—
Stock-based compensation recognized	70	—
Other	8	—

Balance at end of period	134,201	108,326

Legal Surplus	299,006	286,049

Retained Earnings:
Balance at beginning of period	440,777	409,978
Net (loss) income	(221,985)	91,129
Cash dividends declared on common stock	(12,966)	(19,426)
Cash dividends declared on preferred stock	(30,106)	(30,207)
Accretion of preferred stock discount — Series F	(3,095)	—

Balance at end of period	172,625	451,474

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	57,389	(25,264)
Other comprehensive income (loss), net of tax	15,706	(21,923)

Balance at end of period	73,095	(47,187)

Total stockholders’ equity	$1,698,843	$1,441,272

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2009	2008	2009	2008

Net (loss) income	$(165,218)	$24,546	$(221,985)	$91,129

Unrealized losses on available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Noncredit-related impairment portion on debt securities not expected to be sold	209	—	(31,271)	—
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	209	—	1,270	—

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gain (loss) arising during the period	59,708	30,773	109,577	(17,306)
Reclassification adjustments for net gain	—	—
included in net income	(30,242)	—	(58,385)	(6,661)
Reclassification adjustments for other-than-temporary impairment on equity securities	—	696	388	1,185

Income tax (expense) benefit related to items of other comprehensive income	(3,171)	109	(5,873)	859

Other comprehensive income (loss) for the period, net of tax	26,713	31,578	15,706	(21,923)

Total comprehensive (loss) income	$(138,505)	$56,124	$(206,279)	$69,206

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
     The results of operations for the quarter and nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.
Adoption of new accounting requirements and recently issued but not yet effective accounting requirements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on financial guarantee insurance contracts requiring that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This guidance also clarifies how the accounting and reporting by insurance entities applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. FASB authoritative guidance on the accounting for financial guarantee insurance contracts is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities which are effective since the first interim period after the issuance of this guidance. The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.
     In June 2008, the FASB issued authoritative guidance for determining whether instrument granted in shared-based payment transactions are participating securities. This guidance applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under this guidance unvested share-based payment awards that are considered to be participating securities should be included in the computation of earnings per share (“EPS”) pursuant to the two-class method as required by FASB guidance on earnings per share. FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this Statement did not have an impact on the Corporation’s financial statements since, as of September 30, 2009, the outstanding unvested shares of restricted stock do not contain rights to nonforfeitable dividends.
     In April 2009, the FASB issued authoritative guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance will carry forward the requirement that acquired contingencies in a business combination be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies based on a reasonable estimate in accordance with FASB guidance on the accounting for contingencies. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Statement did not have an impact on the Corporation’s financial statements.
     In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what the guidance states is the objective of fair value measurement, that is, to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. The adoption of this Statement did not impact the Corporation’s fair value methodologies on its financial assets.
     In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary (“OTTI”) and requires an entity to recognize the credit component of an OTTI of a debt security in earnings and the noncredit component in other comprehensive income (“OCI”) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. This guidance also requires expanded disclosures and became effective for interim and annual reporting periods ending after June 15, 2009. In connection with this guidance, the Corporation recorded $0.2 million and $1.3 million for the quarter and nine-month periods ended September 30, 2009, respectively, of OTTI charges through earnings that represents the credit loss of available-for-sale private label mortgage-backed securities (“MBS”). This guidance does not amend existing recognition and measurement guidance related to an OTTI of equity securities. The expanded disclosures related to this new guidance are included in Note 4 — Investment Securities.
     In April 2009, the FASB amended the existing guidance on the disclosure about fair values of financial instruments, which requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. This guidance became effective for interim reporting periods ended after June 15, 2009. The adoption of the amended guidance expanded the Corporation’s interim financial statement disclosures with regard to the fair value of financial instruments as presented in Note 18 — Fair Value.
     In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Corporation evaluated subsequent events through November 9, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. There are not any material subsequent event that would require further disclosure.
     In June 2009, the FASB amended the existing guidance on the accounting for transfer of financial assets, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Corporation is evaluating the impact the adoption of the guidance will have on its financial statements.
     In June 2009, the FASB amended the existing guidance on the consolidation of variable interest, which improves financial reporting by enterprises involved with variable interest entities and addresses (i) the effects on certain provisions of the amended guidance as a result of the elimination of the qualifying special-purpose entity concept in the accounting for transfer of financial assets guidance and (ii) constituent concerns about the application of certain key provisions of the guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Corporation is evaluating the impact, if any, the adoption of this guidance will have on its financial statements.
     In June 2009, the FASB issued authoritative guidance on the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) is the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in this guidance. All other accounting literature not included in the Codification is nonauthoritative. Following this guidance, the FASB will not issue new guidance in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
     In August 2009, the FASB updated the Codification in connection with the fair value measurement of liabilities to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
1.	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets
2.	Another valuation technique that is consistent with the principles of fair value measurement. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.
     The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period (including interim periods) beginning after issuance. The Corporation is evaluating the impact, if any, the adoption of this guidance will have on its financial statements.
     In September 2009, the FASB updated the Codification to reflect SEC staff pronouncements on earnings-per-share calculations. According to the update, the SEC staff believes that when a public company redeems preferred shares, the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount on the balance sheet after issuance costs of the preferred stock should be added to or subtracted from net income before doing an earnings-per-share calculation. The SEC’s staff also thinks it is not appropriate to aggregate preferred shares with different dividend yields when trying to determine whether the “if-converted” method is dilutive to the earnings-per-share calculation. As of September 30, 2009, the Corporation has not been involved in a redemption or induced conversion of preferred stock.
     The guidance is effective for new share lending arrangements for interim and annual periods beginning on or after June 15, 2009. For existing arrangements, the guidance is effective for fiscal years beginning on or after December 15, 2009 and must be applied retrospectively for arrangements outstanding as of the effective date. This guidance did not have an impact on the Corporation’s financial statements.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters and nine-month periods ended on September 30, 2009 and 2008 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In thousands, except per share information)

Net (Loss) Income:
Net (loss) income	$(165,218)	$24,546	$(221,985)	$91,129
Less: Preferred stock dividends (1)	(8,356)	(10,069)	(37,661)	(30,207)
Less: Preferred stock discount accretion	(1,115)	—	(3,095)	—

Net (loss) income attributable to common stockholders	$(174,689)	$14,477	$(262,741)	$60,922

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,511	92,511	92,511	92,507
Average potential common shares	—	58	—	116

Diluted weighted-average number of common shares outstanding	92,511	92,569	92,511	92,623

(Loss) earning per common share:
Basic	$(1.89)	$0.16	$(2.84)	$0.66
Diluted	$(1.89)	$0.16	$(2.84)	$0.66

(1)	For the quarter and nine-month period ended September 30, 2009, preferred stock dividends include $5.0 million and $7.6 million, respectively, of Series F Preferred Stock cumulative preferred dividends not declared as of the end of the period. Refer to Note 16 for additional information related to the Series F Preferred Stock issued to the U.S. Treasury in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program.
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
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarter and nine-month periods ended September 30, 2009, there were 2,546,310 outstanding stock options, warrants outstanding to purchase 5,842,259 shares of common stock related to the TARP Capital Purchase Program and 32,216 unvested shares of restricted stock that were excluded from the computation of diluted earnings per common share because the Corporation reported a net loss attributable to common stockholders for such periods. Refer to Note 16 for additional information related to the issuance of the Series F Preferred Stock and Warrants (as hereinafter defined) under the TARP Capital Purchase Program. For the quarter and nine-month periods ended September 30, 2008, a total of 3,596,300 and 2,020,600 weighted-average outstanding stock options, respectively, were not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.
3 — STOCK-BASED COMPENSATION PLAN
     Between 1997 and January 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) that authorized the granting of up to options for 8,696,112 shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options were fully vested upon grant. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards granted under this plan continue to be in full force and effect, subject to their original terms. All shares that remained available for grants under the 1997 stock option plan were cancelled.
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
     During the fourth quarter of 2008, pursuant to its independent director compensation plan, the Corporation granted 36,243 shares of restricted stock with a fair value of $8.69 under the Omnibus Plan to the Corporation’s independent directors. The restrictions on such restricted stock awards will lapse ratably on an annual basis over a three-year period commencing on December 1, 2009. As of September 30, 2009, there were 32,216 unvested shares of restricted stock outstanding after the forfeiture in 2009 of 4,027 shares due to the resignation of an independent director. For the quarter and nine-month period ended September 30, 2009, the Corporation recognized $16,528 and $69,028, respectively, of stock-based compensation expense related to the aforementioned outstanding unvested restricted stock awards. The total unrecognized compensation cost related to these unvested restricted stocks was $237,222 as of September 30, 2009 and is expected to be recognized over the next 2.2 years.
     The Corporation accounted for stock options using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements for all share-based payments granted after January 1, 2006. There were no stock options granted during 2009 and 2008 and therefore no compensation expense associated with stock options for the first nine months of 2009 and 2008.

     Stock-based compensation accounting guideline requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. During 2009, as mentioned above, 4,027 unvested shares of restricted stock were forfeited resulting in the reversal of $9,722 of previously recorded stock-based compensation expense.
     Stock options outstanding as of September 30, 2009 are set forth below:

	Nine-Month Period Ended
	September 30, 2009
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of year outstanding and exercisable	3,910,910	$12.82
Options cancelled	(1,364,600)	11.87

End of period outstanding and exercisable	2,546,310	$13.32	5.4	$—

     There were no stock options granted or exercised during the first nine months of 2009. No options were granted during the first nine months of 2008. Cash proceeds from 6,000 options exercised during the first nine months of 2008 amounted to approximately $53,000 and did not have any intrinsic value.

4 — INVESTMENT SECURITIES
     Investment Securities Available for Sale
     The amortized cost, non-credit loss component of OTTI securities recorded in accumulated other comprehensive income (“AOCI”), gross unrealized gains and losses recorded in AOCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009						December 31, 2008
		Non-Credit
		Loss Component	Gross			Weighted		Gross			Weighted
	Amortized	of OTTI	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	Recorded in AOCI	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	$1,139,554	$—	$9,108	$—	$1,148,662	2.12	$—	$—	$—	$—	—

Puerto Rico Government obligations:
Due within one year	11,962	—	2	84	11,880	1.81	4,593	46	—	4,639	6.18
After 1 to 5 years	113,198	—	717	164	113,751	5.40	110,624	259	479	110,404	5.41
After 5 to 10 years	6,932	—	192	142	6,982	5.88	6,365	283	128	6,520	5.80
After 10 years	12,792	—	408	—	13,200	5.26	15,789	45	264	15,570	5.30

United States and Puerto Rico Government obligations	1,284,438	—	10,427	390	1,294,475	2.46	137,371	633	871	137,133	5.44

Mortgage-backed securities:
FHLMC certificates:
Due within one year	4	—	—	—	4	7.18	37	—	—	37	5.94
After 1 to 5 years	61	—	1	—	62	6.39	157	2	—	159	7.07
After 5 to 10 years	29	—	3	—	32	8.37	31	3	—	34	8.40
After 10 years	1,037,930	—	35,217	—	1,073,147	4.89	1,846,386	45,743	1	1,892,128	5.46

	1,038,024	—	35,221	—	1,073,245	4.89	1,846,611	45,748	1	1,892,358	5.46

GNMA certificates:
Due within one year	—	—	—	—	—	—	45	1	—	46	5.72
After 1 to 5 years	77	—	3	—	80	6.56	180	6	—	186	6.71
After 5 to 10 years	842	—	36	—	878	5.43	566	9	—	575	5.33
After 10 years	383,738	—	12,529	92	396,175	5.20	331,594	10,283	10	341,867	5.38

	384,657	—	12,568	92	397,133	5.20	332,385	10,299	10	342,674	5.38

FNMA certificates:
After 1 to 5 years	39	—	3	—	42	10.84	53	5	—	58	10.20
After 5 to 10 years	245,841	—	12,425	—	258,266	4.80	269,716	4,678	—	274,394	4.96
After 10 years	1,435,476	—	40,868	—	1,476,344	4.55	1,071,521	28,005	1	1,099,525	5.60

	1,681,356	—	53,296	—	1,734,652	4.59	1,341,290	32,688	1	1,373,977	5.47

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	164,418	—	—	1,591	162,827	1.00	—	—	—	—	—

Other mortgage pass-through trust certificates:
After 10 years	121,984	29,900	2	—	92,086	2.60	144,217	2	30,236	113,983	5.43

Total mortgage-backed securities	3,390,439	29,900	101,087	1,683	3,459,943	4.51	3,664,503	88,737	30,248	3,722,992	5.46

Corporate bonds:
After 5 to 10 years	—	—	—	—	—	—	241	—	—	241	7.70
After 10 years	—	—	—	—	—	—	1,307	—	—	1,307	7.97

Corporate bonds	—	—	—	—	—	—	1,548	—	—	1,548	7.93

Equity securities (without contractual maturity) (1)	427	—	144	—	571	3.61	814	—	145	669	2.38

Total investment securities available for sale	$4,675,304	$29,900	$111,658	$2,073	$4,754,989	3.94	$3,804,236	$89,370	$31,264	$3,862,342	5.46

(1)	Represents common shares of other financial institutions in Puerto Rico.
     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of AOCI.
     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of September 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$11,742	$84	$13,854	$306	$25,596	$390

Mortgage-backed securities
GNMA	18,348	92	—	—	18,348	92
FNMA	90	—	—	—	90	—
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	162,827	1,591	—	—	162,827	1,591
Other mortgage pass-through trust certificates	—	—	91,828	29,900	91,828	29,900
Equity securities	—	—	—	—	—	—

	$193,007	$1,767	$105,682	$30,206	$298,689	$31,973

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$13,288	$871	$13,288	$871

Mortgage-backed securities
FHLMC	68	1	—	—	68	1
GNMA	903	10	—	—	903	10
FNMA	361	1	21	—	382	1
Other mortgage pass-through trust certificates	—	—	113,685	30,236	113,685	30,236

Equity securities	318	145	—	—	318	145

	$1,650	$157	$126,994	$31,107	$128,644	$31,264

Investment Securities Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held-to-maturity as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009					December 31, 2008
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,470	$13	$—	$8,483	0.47	$8,455	$34	$—	$8,489	1.07

Obligations of other U.S. Government sponsored agencies:
After 10 years	8,360	—	1,173	7,187	6.13	945,061	5,281	728	949,614	5.77
Puerto Rico Government obligations:
After 5 to 10 years	18,416	467	101	18,782	5.86	17,924	480	97	18,307	5.85
After 10 years	5,060	110	—	5,170	5.50	5,145	35	—	5,180	5.50

United States and Puerto Rico Government obligations	40,306	590	1,274	39,622	4.74	976,585	5,830	825	981,590	5.73

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	5,698	105	—	5,803	3.88	8,338	71	5	8,404	3.83
FNMA certificates:
After 1 to 5 years	5,412	123	—	5,535	3.86	7,567	88	—	7,655	3.85
After 5 to 10 years	567,254	26,042	—	593,296	4.49	686,948	9,227	—	696,175	4.46
After 10 years	24,430	444	—	24,874	5.30	25,226	247	25	25,448	5.31

Mortgage-backed securities	602,794	26,714	—	629,508	4.51	728,079	9,633	30	737,682	4.48

Corporate bonds:
After 10 years	2,000	—	735	1,265	5.80	2,000	—	860	1,140	5.80

Total investment securities held-to-maturity	$645,100	$27,304	$2,009	$670,395	4.53	$1,706,664	$15,463	$1,715	$1,720,412	5.19

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.

     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities
U.S. Government sponsored agencies	$—	$—	$7,187	$1,173	$7,187	$1,173

Puerto Rico Government obligations	—	—	4,610	101	4,610	101

Corporate bonds	—	—	1,265	735	1,265	735

	$—	$—	$13,062	$2,009	$13,062	$2,009

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities
U.S. Government sponsored agencies	$—	$—	$7,262	$728	$7,262	$728
Puerto Rico Government obligations	—	—	4,436	97	4,436	97

Mortgage-backed securities
FNMA	—	—	6,825	25	6,825	25
FHLMC	—	—	600	5	600	5

Corporate bonds	—	—	1,140	860	1,140	860

	$—	$—	$20,263	$1,715	$20,263	$1,715

Assessment for OTTI
     On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered OTTI. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Corporation to assess whether the unrealized loss is other-than-temporary. Prior to April 1, 2009, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available-for-sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings. An unrealized loss was considered other-than-temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and the Corporation did not have the positive intent and ability to hold the security until recovery or maturity.
     In April 2009, the FASB amended the OTTI model for debt securities. Under the new guidance, OTTI losses must be recognized in earnings if an investor has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.
     Under the new guidance, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of the Corporation’s adoption of this new guidance, the credit loss component of an OTTI is recorded as a component of Net impairment losses on investment securities in the accompanying consolidated statement of (loss) income, while the remaining portion of the impairment loss is recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery.
     Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 95% of the total available-for-sale and held-to-maturity portfolio as of September 30, 2009 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label MBS of approximately $122 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
•	The length of time and the extent to which the fair value has been less than the amortized cost basis.

•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.

     During the third quarter and first nine months of 2009, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private label MBS
	Quarter Ended	Nine-Month Period Ended
(In thousands)	September 30, 2009	September 30, 2009
Total other-than-temporary impairment losses	$—	$(32,541)
Unrealized other-than-temporary impairment losses recognized in OCI (1)	(209)	31,271

Net impairment losses recognized in earnings (2)	$(209)	$(1,270)

(1)	Represents the noncredit component impact of the OTTI on available-for-sale debt securities

(2)	Represents the credit component of the OTTI on available-for-sale debt securities
     The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Quarter Ended	Nine-Month Period Ended
(In thousands)	September 30, 2009	September 30, 2009
Credit losses at the beginning of the period	$1,061	$—
Additions:
Credit losses related to debt securities for which an OTTI was not previously recognized	209	1,270

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$1,270	$1,270

     As of September 30, 2009, debt securities with OTTI, for which a loss related to credit was recognized in earnings, consisted entirely of private label mortgage-backed securities (“MBS”). Private label MBS are mortgage pass-through certificates bought from R&G Financial Corporation (“R&G Financial”), a Puerto Rican financial institution. During the second quarter of 2009, the Corporation received from R&G Financial a payment of $4.2 million to eliminate the 10% recourse provision contained in the private label MBS. The settlement of the recourse provision was the reason for which the present value of the expected future cash flows in these private label MBS is less than the amortized cost of the security.
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
     For valuation purposes, the Corporation used a discounted cash flow model applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security and utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows as of September 30, 2009.

	Weighted
	Average	Range

Discount rate	15%	15%
Prepayment rate	25%	16.78% - 42.21%
Projected Cumulative Loss Rate	4%	0.39% - 8.76%
     For the nine-month periods ended on September 30, 2009 and 2008, the Corporation recorded OTTI of approximately $0.4 million and $1.2 million, respectively, on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the first nine months of 2009 amounted to approximately $1.0 billion (2008 — $389.8 million). The following table summarizes the realized gains and losses on sales of securities available for sale for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
(In thousands)	2009	2008	2009	2008
Realized gains	$30,242	$—	$58,385	$6,851
Realized losses	—	—	—	(190)

Net realized security gains (losses)	$30,242	$—	$58,385	$6,661

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
     As of September 30, 2009 and December 31, 2008, the Corporation had investments in FHLB stock with a book value of $77.3 million and $62.6 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the third quarter and nine-month period ended September 30, 2009 amounted to $1.0 million and $2.2 million, respectively, compared to $1.0 million and $3.2 million, respectively, for the same periods in 2008.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2009 and December 31, 2008 was $1.6 million. During the third quarter of 2009, the Corporation realized a gain of $3.8 million on the sale of VISA Class A stock. Also, during the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.

6 — LOAN PORTFOLIO
     The following is a detail of the loan portfolio:

	As of	As of
	September 30,	December 31,
	2009	2008
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$3,594,154	$3,481,325

Commercial loans:
Construction loans	1,570,451	1,526,995
Commercial mortgage loans	1,542,934	1,535,758
Commercial and Industrial loans (1)	4,738,080	3,857,728
Loans to local financial institutions collateralized by real estate mortgages	329,492	567,720

Commercial loans	8,180,957	7,488,201

Finance leases	329,418	363,883

Consumer loans	1,625,743	1,744,480

Loans receivable	13,730,272	13,077,889

Allowance for loan and lease losses	(471,484)	(281,526)

Loans receivable, net	13,258,788	12,796,363

Loans held for sale	25,896	10,403

Total loans	$13,284,684	$12,806,766

(1)	As of September 30, 2009, includes $1.2 billion of commercial loans that are secured by real estate but is not dependent upon the real estate for repayment.
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary (“FirstBank” or “the Bank”) also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio, including loans held for sale of $25.9 million as of September 30, 2009, approximately 82% has regional credit risk concentration in Puerto Rico, 10% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands.
     The Corporation’s largest loan concentration to one borrower as of September 30, 2009 amounted to approximately $689 million in credit facilities extended to the Puerto Rico Government, which includes a $500 million facility extended to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), an instrumentality of the Government of Puerto Rico, and $189 million extended through a revolving credit facility. The latter is part of the Corporation’s participation for up to $300 million in a syndicate structured by another financial institution to support the Commonwealth’s 2010 Tax and Revenue Anticipation Notes (“TRANs”) program.
     The next largest loan concentration to one borrower of $329.5 million is with one mortgage loan originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate. During the second quarter of 2009, the Corporation completed a transaction with R&G Financial that involved the purchase of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G. The purchase price of the transaction was retained by the Corporation to fully pay off the loan, thereby significantly reducing the Corporation’s exposure to a single borrower.

7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
     The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Balance at beginning of period	$407,746	$222,272	$281,526	$190,168
Provision for loan and lease losses	148,090	55,319	442,671	142,435
Charge-offs	(87,001)	(27,569)	(260,836)	(86,557)
Recoveries	2,649	2,417	8,123	6,393
Other adjustments (1)	—	8,731	—	8,731

Balance at end of period	$471,484	$261,170	$471,484	$261,170

(1)	Carryover of the allowance for loan losses related to a $218 million auto loan portfolio acquired in the third quarter of 2008.
     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a loss. As of September 30, 2009 and December 31, 2008, impaired loans and their related allowance were as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	(In thousands)

Impaired loans with valuation allowance, net of charge-offs	$919,312	$384,914
Impaired loans without valuation allowance, net of charge-offs	606,269	116,315

Total impaired loans	$1,525,581	$501,229

Allowance for impaired loans	$149,956	$83,353
     The loans that were classified as impaired during the first nine months of 2009 totaled approximately $1.2 billion, which required a specific reserve of $114.0 million. Partially offsetting the increase in impaired loans were charge-offs of approximately $68.8 million related to the $1.2 billion loans classified as impaired during 2009 and charge-offs of approximately $115.6 million associated with impaired loans identified prior to 2009. Other decreases include collateral repossessions (mainly in Florida), loans paid in full, partial payments and loans sold.
     Approximately $93.5 million, or 51%, of the charge-offs for impaired loans recorded during 2009 are related to the construction loan portfolio in Florida and $44.2 million, or 24%, are related to the construction loan portfolio in Puerto Rico.
     Interest income in the amount of approximately $5.8 million and $20.0 million was recognized through earnings on impaired loans for the third quarter and first nine months of 2009, respectively, compared to $3.9 million and $14.4 million, respectively, for the same periods in 2008. Interest income of non-performing loans is recorded on a cash basis through earnings, or on a cost recovery basis, as conditions warrant. During the third quarter and first nine months of 2009, interest income of approximately $2.2 million related to a $665.6 million non-performing portfolio (mainly construction and commercial) was applied against the related principal balance under the cost-recovery method. The average recorded investment in impaired loans for the first nine months of 2009 and 2008 was $839.7 million and $257.0 million, respectively.

     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, the restructure or loan modification through these program as well as other individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fits the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. As of September 30, 2009, the Corporation’s TDR loans consisted of $89.8 million of residential mortgage loans, $34.0 million commercial and industrial loans, $58.3 million commercial mortgage loans and $139.1 million of construction loans.
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
     The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk primarily related to the value of its medium-term notes and for protection of rising interest rates in connection with private label MBS.
     The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of September 30, 2009 and December 31, 2008, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. However, most of these interest rate swaps were called during 2009, in the face of lower interest rate levels, and as a consequence the Corporation exercised its call option on the swapped-to-floating brokered CDs. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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

     The following table summarizes the notional amounts of all derivative instruments as of September 30, 2009 and December 31, 2008:

	Notional Amounts
	As of	As of
	September 30,	December 31,
	2009	2008
	(In thousands)

Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered certificates of deposit, notes payable and loans	$80,074	$1,184,820
Written interest rate cap agreements	102,746	128,043
Purchased interest rate cap agreements	233,841	276,400
Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$523,691	$1,696,293

     The following table summarizes the fair values of derivative instruments and the location in the Statement of Financial Condition as of September 30, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
		September 30,	December 31,		September 30,	December 31,
		2009	2008		2009	2008
	Statement of			Statement of
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(Dollars in thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered CDs, notes payable and loans	Other Assets	$356	$5,649	Accounts payable and other liabilities	$6,143	$7,188
Written interest rate cap agreements	Other Assets	—	—	Accounts payable and other liabilities	202	3
Purchased interest rate cap agreements	Other Assets	2,698	764	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other Assets	—	—	Interest bearing deposits	40	241
Embedded written options on stock index notes payable	Other Assets	—	—	Notes payable	950	1,073
Purchased options used to manage exposure to the stock market on embedded stock index options	Other Assets	1,012	1,597	Accounts payable and other liabilities	—	—

		$4,066	$8,010		$7,335	$8,505

     The following table summarizes the effect of derivative instruments on the Statement of Income for the quarters and nine-month periods ended on September 30, 2009 and 2008:

		Gain or (Loss)		Gain or (Loss)
	Location of Gain or (loss)	Quarter Ended		Nine-Month Period Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2009	2008	2009	2008
		(In thousands)		(In thousands)

Interest rate contracts:
Interest rate swap agreements used to hedge:
Brokered CDs	Interest Expense on Deposit	$—	$5,667	$(5,236)	$31,219
Notes payable	Interest Expense on Notes
	Payable and Other
	Borrowings	—	16	3	(98)
Loans	Interest Income on Loans	(406)	(136)	984	(96)

Written and purchased interest rate cap agreements —	Interest Income on
mortgage-backed securities	Investment Securities	(1,028)	(1,416)	1,678	(559)
Written and purchased interest rate cap agreements — loans	Interest Income on Loans	(51)	(22)	93	1

Equity contracts:
Embedded written and purchased options on stock index deposits	Interest Expense on Deposits	1	2	(81)	(148)
Embedded written and purchased	Interest Expense on Notes
options on stock index notes	Payable and Other
payable	Borrowings	(14)	32	(180)	145

Total Gain (Loss) on derivatives		$(1,498)	$4,143	$(2,739)	$30,464

     Derivative instruments, such as interest rate swaps, are subject to market risk. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The unrealized gains and losses in the fair value of derivatives that economically hedge certain callable brokered CDs and medium-term notes are partially offset by unrealized gains and losses on the valuation of such economically hedged liabilities measured at fair value. The Corporation includes the gain or loss on those economically hedged liabilities (brokered CDs and medium-term notes) in the same line item as the offsetting loss or gain on the related derivatives as set forth below:

	Quarter ended September 30,
	2009			2008
		Gain / (Loss)			(Loss) / Gain
		Liabilities			Liabilities
	Gain / (Loss)	measured at fair	Net	Gain	measured at fair	Net
(In thousands)	on Derivatives	value	Gain / (Loss)	on Derivatives	value	Gain
Interest expense on Deposits	$1	$—	$1	$5,669	$(791)	$4,878
Interest expense on Notes Payable and Other Borrowings	(14)	(1,576)	(1,590)	48	961	1,009

	Nine-Month Period ended September 30,
	2009			2008
		Gain / (Loss)			(Loss) / Gain
		Liabilities			Liabilities
	Loss	measured at fair	Net	Gain	measured at fair	Net
(In thousands)	on Derivatives	value	Gain / (Loss)	on Derivatives	value	Gain
Interest expense on Deposits	$(5,317)	$8,696	$3,379	31,071	(21,886)	$9,185
Interest expense on Notes Payable and Other Borrowings	(177)	(3,000)	(3,177)	47	1,860	1,907

     A summary of interest rate swaps as of September 30, 2009 and December 31, 2008 follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Pay fixed/receive floating:
Notional amount	$80,074	$78,855
Weighted-average receive rate at period end	2.17%	3.21%
Weighted-average pay rate at period end	6.52%	6.75%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$—	$1,105,965
Weighted-average receive rate at period end	0.00%	5.30%
Weighted-average pay rate at period end	0.00%	3.09%
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
     As of September 30, 2009, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

9 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of September 30, 2009 and December 31, 2008 amounted to $28.1 million recognized as part of “Other Assets.” The goodwill resulted primarily from the acquisition of Ponce General Corporation in 2005. Goodwill is reviewed for impairment at least annually. Goodwill impairment analysis will be conducted during the fourth quarter of 2009.
     As of September 30, 2009, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $24.5 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2008 — $45.8 million and $21.8 million, respectively). During the quarter and nine-month period ended September 30, 2009, the amortization expense of core deposits amounted to $0.8 million and $2.7 million, respectively, compared to $0.9 million and $2.6 million, respectively, for the comparable periods in 2008. As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recognized during the first half of 2009 related to core deposits in FirstBank Florida attributable to decreases in the base of core deposits acquired.
10 — DEPOSITS
     The following table summarizes deposit balances:

	As of	As of
	September 30,	December 31,
	2009	2008
	(In thousands)

Non-interest bearing checking account deposits	$695,928	$625,928
Savings accounts	1,702,333	1,288,179
Interest-bearing checking accounts	946,750	726,731
Certificates of deposit	1,459,681	1,986,770
Brokered certificates of deposit (includes $0 and $1,150,959 measured at fair value as of September 30, 2009 and December 31, 2008, respectively)	7,494,098	8,429,822

	$12,298,790	$13,057,430

     The interest expense on deposits includes the market valuation of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not measured at fair value and changes in the fair value of callable brokered CDs measured at fair value.

     The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Interest expense on deposits	$66,876	$96,111	$232,876	$299,303
Amortization of broker placement fees (1)	5,288	3,856	17,434	10,935

Interest expense on deposits excluding net unrealized gain on derivatives and brokered CDs measured at fair value	72,164	99,967	250,310	310,238

Net unrealized gain on derivatives and brokered CDs measured at fair value	(1)	(4,878)	(3,379)	(9,185)

Total interest expense on deposits	$72,163	$95,089	$246,931	$301,053

(1)	Related to brokered CDs not measured at fair value.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the nine-month period ended September 30, 2009 amounted to net interest realized of $5.5 million ($0 for the third quarter of 2009), compared $30.2 million ($10.3 million for the third quarter of 2008), for the comparable period in 2008. As of September 30, 2009, there were no interest rate swap agreements outstanding that hedged brokered CDs since all of them were called by the counterparties during 2009. Refer to Note 8 for additional information.
11 — LOANS PAYABLE
     As of September 30, 2009, loans payable consisted of $700 million in short-term borrowings under the FED Discount Window Program bearing interest at 0.25%. The Corporation participates in the Borrower-in-Custody (“BIC”) Program of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of September 30, 2009, the Corporation had an unused capacity of approximately $1.0 billion on this credit facility based on collateral pledged at the FED, including the haircut reflecting the perceived risk associated with holding the collateral.
12 —SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Repurchase agreements, interest ranging from 0.21% to 5.39% (2008 — 2.29% to 5.39%)	$3,782,134	$3,421,042

     Repurchase agreements mature as follows:

September 30,
2009
(In thousands)

One to thirty days	$794,634
Over thirty to ninety days	100,000
Over ninety days to one year	487,500
One to three years	1,400,000
Three to five years	700,000
Over five years	300,000

Total	$3,782,134

     As of September 30, 2009 and December 31, 2008, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.
     Repurchase agreements as of September 30, 2009, grouped by counterparty, were as follows:
(Dollars in thousands)

		Weighted-Average
		Maturity
Counterparty	Amount	(In Months)

Credit Suisse First Boston	$1,479,684	19
Dean Witter / Morgan Stanley	627,450	16
Citigroup Global Markets	600,000	41
Barclays Capital	500,000	27
JP Morgan	475,000	30
UBS Financial Services, Inc.	100,000	35

	$3,782,134

13 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
     Following is a summary of the advances from the FHLB:

	September 30,	December 31,
	2009	2008
	(In thousands)

Fixed-rate advances from FHLB, with a weighted-average interest rate of 2.76% (2008 — 3.09%)	$1,200,440	$1,060,440

     Advances from FHLB mature as follows:

(In thousands)

One to thirty days	$210,000
Over thirty to ninety days	12,000
Over ninety days to one year	143,000
One to three years	617,000
Three to five years	218,440

Total	$1,200,440

     As of September 30, 2009, the Corporation had additional capacity of approximately $355 million on this credit facility based on collateral pledged at the FHLB, including the haircut reflecting the perceived risk associated with holding the collateral.
14 — NOTES PAYABLE
     Notes payable consist of:

	September 30,	December 31,
	2009	2008
	(In thousands)

Callable step-rate notes, bearing step increasing interest from 5% to 7% (5.50% as of September 30, 2009 and December 31, 2008) maturing on October 18, 2019, measured at fair value under SFAS 159	$13,140	$10,141

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,362	6,245

Series B maturing on May 27, 2011	7,029	6,888

Total	$26,531	$23,274

15 — OTHER BORROWINGS
     Other borrowings consist of:

	September 30,	December 31,
	2009	2008
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.04% as of September 30, 2009 and 4.62% as of December 31, 2008)	$103,093	$103,048

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.79% as of September 30, 2009 and 4.00% as of December 31, 2008)	128,866	128,866

Total	$231,959	$231,914

16 — STOCKHOLDERS’ EQUITY
Common stock
     The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. As of September 30, 2009 there were 102,440,522 shares issued (December 31, 2008 — 102,444,549) and 92,542,722 shares outstanding (December 31, 2008 — 92,546,749). In February 2009, the Corporation’s Board of Directors declared a first quarter cash dividend of $0.07 per common share, which was paid on March 31, 2009 to common stockholders of record on March 15, 2009, and in May 2009 declared a second quarter dividend of $0.07 per common share, which was paid on June 30, 2009 to common stockholders of record on June 15, 2009. On July 30, 2009, the Corporation announced the suspension of common and preferred dividends effective with the preferred dividend for the month of August 2009.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2009 and 2008 by the Corporation. As of September 30, 2009 and December 31, 2008, of the total amount of common stock repurchased, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
Preferred stock
     The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2009, the Corporation has five outstanding series of non- convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E, which trade on the NYSE. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on the non-convertible non-cumulative preferred stock for the first nine months of 2009 and 2008 amounted to $23.5 million and $30.2 million, respectively.
     In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. The Series F Preferred Stock has a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury a 10-year warrant (the “Warrant”) to purchase 5,842,259 shares of the Corporation’s common stock at an exercise price of $10.27 per share. The

Corporation registered the Series F Preferred Stock, the Warrant and the shares of common stock underlying the Warrant for sale under the Securities Act of 1933. The allocated carrying values of the Series F Preferred Stock and the Warrant on the date of issuance (based on the relative fair values) were $374.2 million and $25.8 million, respectively. The Cox-Rubinstein binomial model was used to estimate the value of the Warrant with a strike price calculated, pursuant to the Securities Purchase Agreement with the U.S. Treasury, based on the average closing prices of the common stock on the 20 trading days ending the last day prior to the date of approval to participate in the Program. No credit risk was assumed given the Corporation’s availability of authorized, but un-issued common shares; as well as its intention of reserving sufficient shares to satisfy the exercise of the warrants. The volatility parameter input was the historical 5-year common stock price volatility. The Series F Preferred Stock will accrete to the redemption price of $400 million over five years.
     The Series F Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series F Preferred Stock accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series F Preferred Stock ranks pari passu with the Corporation’s existing Series A through E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement relating to this issuance contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. For the nine-month period ended September 30, 2009, preferred stock dividends of Series F Preferred Stock amounted to $14.2 million, including $7.6 million of cumulative preferred dividends not declared as of the end of the period.
     The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
•	diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 6% of the Corporation’s shares of common stock as of September 30, 2009);

•	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

•	making the payment of dividends on common stock more expensive.
     As mentioned above, on July 30, 2009, the Corporation announced the suspension of dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock and dividends for the Corporation’s outstanding Series F Cumulative Preferred Stock and the Corporation’s common stock.

17 — INCOME TAXES
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S. Virgin Islands taxes on its income from sources within that jurisdiction. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
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
     For the nine-month period ended September 30, 2009, the Corporation recognized an income tax expense of $1.2 million, compared to an income tax benefit of $21.0 million recorded for the same period in 2008. The recognition of an income tax expense for 2009 mainly resulted from a non-cash charge of approximately $152.2 million to increase the valuation allowance for the Corporation’s deferred tax asset. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. The accounting for income taxes guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies.
     In assessing the weight of positive and negative evidence, a significant negative factor was that the Corporation’s banking subsidiary FirstBank Puerto Rico is in a three-year historical cumulative loss as of the end of the third quarter of 2009, mainly as a result of charges to the provision for loan and lease losses during 2009 arising from the impact of the economic downturn. This, combined with uncertain near-term market and economic conditions, reduced the Corporation’s ability to rely on projections of future taxable income in assessing the realization of its deferred tax assets and resulted in the increase of the valuation allowance to $157 million as of September 30, 2009. Management however, has also concluded that $108.0 million of the deferred tax assets will be realized. In assessing the realizability of the deferred tax assets, management has considered all four sources of taxable income mentioned above and has identified several tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Management will continue reassessing the realizability of the deferred tax assets in future periods. If future events differ from management’s September 30, 2009 assessment, additional valuation allowance may need to be established which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future. The increase in the valuation allowance is not a result of a change in management’s view of the Corporation’s near or long-term outlook.
     Partially offsetting the impact of the increase in the valuation allowance, was the reversal of approximately $19 million of Unrecognized Tax Benefits (“UTBs”) as further discussed below. The income tax provision in 2009 was also impacted by adjustments to deferred tax amounts as a result of the aforementioned changes to the PR Code enacted tax rates. The effect of a higher temporary statutory tax rate over the normal statutory tax rate resulted in an additional income tax benefit of $9.8 million for the first nine months of 2009 that was partially offset by an income tax provision of $5.6 million related to the special 5% tax on the operations FirstBank Overseas Corporation. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     As of September 30, 2009, the deferred tax asset, net of a valuation allowance of $157 million, amounted to $108.0 million compared to $128.0 million as of December 31, 2008.

     In June 2006, the FASB issued authoritative guidance that prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under the authoritative accounting guidance, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an UTB.
     During the second quarter of 2009, the Corporation reversed UTBs by $10.8 million and related accrued interest of $5.3 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. There were no UTBs outstanding as of September 30, 2009. The beginning UTB balance of $15.6 million as of December 31, 2008 (excluding accrued interest of $6.8 million) reconciles to the ending balance in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits
(In thousands)
Balance at beginning of year	$15,600
Increases related to positions taken during prior years	173
Decreases related to positions taken during prior years	(317)
Expiration of statute of limitations	(10,733)
Audit settlement	(4,723)

Balance at end of period	$—

     The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2008, the Corporation’s accrual for interest that relates to tax uncertainties amounted to $6.8 million. As of December 31, 2008, there was no need to accrue for the payment of penalties. For the nine-month period ended on September 30, 2009, the total amount of accrued interest reversed by the Corporation through income tax expense was $6.8 million, compared to an accrual of $1.3 million recorded as part of income tax expense for the nine-month period ended September 30, 2008. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

18 — FAIR VALUE
     In February 2007, the FASB issued authoritative guidance that permits the measurement of selected eligible financial instruments at fair value at specified election dates. The Corporation elected to adopt the fair value option for certain of its brokered CDs and medium-term notes.
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected the fair value option for certain financial liabilities that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of September 30, 2009 and December 31, 2008, these liabilities included certain medium-term notes with a fair value of $13.1 million and $10.1 million, respectively, and principal balance of $15.4 million recorded in notes payable. As of December 31, 2008, liabilities recognized at fair value also included callable brokered CDs with an aggregate fair value of $1.15 billion and principal balance of $1.13 billion, recorded in interest-bearing deposits. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the liabilities measured at fair value. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs measured at fair value was economically hedged with callable interest rate swaps, with the same terms and conditions, until they were all called during 2009. The Corporation did not elect the fair value option for the vast majority of other brokered CDs because these are not hedged by derivatives.
     Medium-term notes and callable brokered CDs for which the Corporation elected the fair value option were priced using observable market data in the institutional markets.
Fair Value Measurement
     The FASB authoritative guidance for fair value measurement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

Level 1	Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.

Level 2	Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., callable brokered CDs and medium-term notes elected to be measured at fair value) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
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

     The following table presents the estimated fair value and carrying value of financial instruments as of September 30, 2009 and December 31, 2008.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	9/30/2009	9/30/2009	12/31/2008	12/31/2008
	(In thousands)

Assets:
Cash and due from banks and money market investments	$216,122	$216,122	$405,733	$405,733
Investment securities available for sale	4,754,989	4,754,989	3,862,342	3,862,342
Investment securities held to maturity	645,100	670,395	1,706,664	1,720,412
Other equity securities	78,930	78,930	64,145	64,145
Loans receivable, including loans held for sale	13,756,168		13,088,292
Less: allowance for loan and lease losses	(471,484)		(281,526)

Loans, net of allowance	13,284,684	13,224,724	12,806,766	12,416,603

Derivatives, included in assets	4,066	4,066	8,010	8,010

Liabilities:
Deposits	12,298,790	12,437,176	13,057,430	13,221,026
Loans payable	700,000	700,000	—	—
Federal funds purchased and securities sold under agreements to repurchase	3,782,134	3,966,651	3,421,042	3,655,652
Advances from FHLB	1,200,440	1,248,319	1,060,440	1,079,298
Notes payable	26,531	25,178	23,274	18,755
Other borrowings	231,959	86,494	231,914	81,170
Derivatives, included in liabilties	7,335	7,335	8,505	8,505
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of September 30, 2009				As of December 31, 2008
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value

Assets:
Securities available for sale	$571	$4,662,332	$92,086	$4,754,989	$2,217	$3,746,142	$113,983	$3,862,342
Derivatives, included in assets	—	1,599	2,467	4,066		7,250	760	8,010

Liabilities:
Callable brokered CDs	—	—	—	—	—	1,150,959	—	1,150,959
Medium-term notes	—	13,140	—	13,140	—	10,141	—	10,141
Derivatives, included in liabilities	—	7,335	—	7,335	—	8,505	—	8,505

	Changes in Fair Value for the Quarter Ended			Changes in Fair Value for the Nine-Month Period Ended
	September 30, 2009, for items Measured at Fair Value Pursuant			September 30, 2009, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
Total
			Total Changes			Changes
		Unrealized	in Fair Value	Unrealized		in Fair Value
	Unrealized	Losses and	Unrealized	Gains and	Unrealized	Unrealized
	Losses and	Interest Expense	Losses and	Interest	Losses and	Gains (Losses)
	Interest Expense	included in	Interest	Expense	Interest	and Interest
	included	Interest	Expense	included	Expense included	Expense
	in Interest	Expense	included in	in Interest	in Interest	included in
	Expense	on Notes	Current-Period	Expense on	Expense on	Current-Period
(In thousands)	on Deposits(1)	Payable(1)	Earnings(1)	Deposits(1)	Notes Payable(1)	Earnings(1)
Callable brokered CDs	$—	$—	$—	$(2,068)	$—	$(2,068)
Medium-term notes	—	(1,788)	(1,788)	—	(3,637)	(3,637)

	$—	$(1,788)	$(1,788)	$(2,068)	$(3,637)	$(5,705)

(1)	Changes in fair value for the nine-month period ended September 30, 2009 include interest expense on callable brokered CDs of $10.8 million and interest expense on medium-term notes of $0.2 million and $0.6 million for the quarter and first nine months of 2009, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Income based on their contractual coupons.

	Changes in Fair Value for the Quarter Ended			Changes in Fair Value for the Nine-Month Period Ended
	September 30, 2008, for items Measured at Fair Value Pursuant			September 30, 2008, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
Total
			Total Changes			Changes
		Unrealized	in Fair Value	Unrealized	Unrealized	in Fair Value
	Unrealized	Gains and	Unrealized	Losses and	Gains and	Unrealized
	Losses and	Interest Expense	(Losses) Gains	Interest	Interest	(Losses) Gains
	Interest Expense	included in	and Interest	Expense	Expense	and Interest
	included	Interest	Expense	included	included	Expense
	in Interest	Expense	included in	in Interest	in Interest	included in
	Expense	on Notes	Current-Period	Expense on	Expense on	Current Period
(In thousands)	on Deposits(1)	Payable(1)	Earnings(1)	Deposits(1)	Notes Payable(1)	Earnings(1)

Callable brokered CDs	$(22,841)	$—	$(22,841)	$(122,833)	$—	$(122,833)
Medium-term notes	—	749	749	—	1,223	1,223

	$(22,841)	$749	$(22,092)	$(122,833)	$1,223	$(121,610)

(1)	Changes in fair value for the quarter and nine-month period ended September 30, 2008 include interest expense on callable brokered CDs of $22.1 million, and $100.9 million, respectively, and interest expense on medium-term notes of $0.2 million and $0.6 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Income based on their contractual coupons.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2009 and 2008.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended September 30, 2009)		(Nine-Month Period Ended September 30, 2009)
(In thousands)	Derivatives(1)	Securities Available For Sale(2)	Derivatives(1)	Securities Available For Sale(2)

Beginning balance	$3,514	$96,568	$760	$113,983

Total gains or (losses) (realized / unrealized):
Included in earnings	(1,047)	(209)	1,707	(1,270)
Included in other comprehensive income	—	1,580	—	336

Principal repayments and amortization	—	(5,853)	—	(20,963)

Ending balance	$2,467	$92,086	$2,467	$92,086

(1)	Amounts related to the valuation of interest rate cap agreements.

(2)	Amounts mostly related to certain private label mortgage-backed securities.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended September 30, 2008)		(Nine-Month Period Ended September 30, 2008)
(In thousands)	Derivatives(1)	Securities Available For Sale(2)	Derivatives(1)	Securities Available For Sale(2)

Beginning balance	$5,982	$115,190	$5,102	$133,678

Total gains or (losses) (realized / unrealized):
Included in earnings	(1,438)	—	(558)	—
Included in other comprehensive income	—	(1,203)	—	(8,810)

Principal repayments and amortization	—	(4,261)	—	(15,142)

Ending balance	$4,544	$109,726	$4,544	$109,726

(1)	Amounts related to the valuation of interest rate cap agreements.

(2)	Amounts mostly related to certain private label mortgage-backed securities.
     The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters and nine-month periods ended September 30, 2009 and 2008 for Level 3 assets and liabilities that are still held as of the end of each period.

			Changes in
	Changes in Unrealized		Unrealized
	Gains (Losses)		Gains (Losses)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2009		September 30, 2009
(In thousands)	Derivatives	Securities Available For Sale	Derivatives	Securities Available For Sale
Changes in unrealized gains (losses) relating to assets still held at reporting date (1)

Interest income on loans	$(19)	$—	$29	$—
Interest income on investment securities	(1,028)	—	1,678	—
Net impairment losses on investment securities	—	(209)	—	(1,270)

	$(1,047)	$(209)	$1,707	$(1,270)

(1)	Unrealized gains of $1.6 million and $0.3 million on Level 3 available-for-sale securities were recognized as part of comprehensive income for the quarter and nine-month period ended September 30, 2009, respectively.

	Changes in Unrealized		Changes in Unrealized
	Gains (Losses)		Gains (Losses)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2008		September 30, 2008
(In thousands)	Derivatives	Securities Available For Sale	Derivatives	Securities Available For Sale
Changes in unrealized gains (losses) relating to assets still held at reporting date (1)

Interest income on loans	$(22)	$—	$1	$—
Interest income on investment securities	(1,416)	—	(559)	—
Net impairment losses on investment securities	—	—	—	—

	$(1,438)	$—	$(558)	$—

(1)	Unrealized loss of $1.2 million and of $8.8 million on Level 3 available-for-sale securities was recognized as part of comprehensive income for the quarter and nine-month period ended September 30, 2008, respectively.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
     As of September 30, 2009, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for	Losses recorded for
	Carrying value as of September 30, 2009			the Quarter Ended	the Nine-month period
(In thousands)	Level 1	Level 2	Level 3	September 30, 2009	ended September 30, 2009

Loans receivable (1)	$—	$—	$994,441	$72,077	$202,645
Other Real Estate Owned (2)	—	—	67,493	3,099	8,260
Core deposit intangible (3)	—	—	7,016	—	3,988

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

(3)	Amount represents core deposit intangible of FirstBank Florida. The impairment was generally measured based on internal information about decreases in the base of core deposits acquired upon the acquisition of FirstBank Florida.

     As of September 30, 2008, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for	Losses recorded for
	Carrying value as of September 30, 2008			the Quarter Ended	the Nine-month period
(In thousands)	Level 1	Level 2	Level 3	September 30, 2008	ended September 30, 2008

Loans receivable (1)	$—	$—	$237,388	$36,707	$61,213
Other Real Estate Owned (2)	—	—	40,422	2,388	2,892

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
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
Other equity securities
     Equity or other securities that do not have a readily available fair value are stated at the net realizable value which management believes is a reasonable proxy for their fair value. This category is principally composed of stock that is owned by the Corporation to comply with FHLB regulatory requirements. Their realizable value equals their cost as these shares can be freely redeemed at par.

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
     For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.
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
Derivative instruments
The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparts when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparts is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using USD dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and prior to June 30, 2009 included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any mark to market loss with the counterparty and if there were market gains the counterparty had to deliver collateral to the Corporation.
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
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.7 million as of September 30, 2009, of which an unrealized loss of $1.4 million was recorded in the nine months of 2009 and an immaterial unrealized gain of $13,000 was recorded in the first nine months of 2008.
Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net loss from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option amounted to $2.9 million for the first nine months of 2009 and an unrealized gain of $1.8 million for the first nine months of 2008. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $2.8 million as of September 30, 2009.
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

19 — SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information follows:

	Nine-Month Period Ended September 30,
	2009	2008
	(In thousands)
Cash paid for:

Interest on borrowings	$393,463	$533,281
Income tax	503	3,262

Non-cash investing and financing activities:

Additions to other real estate owned	76,677	47,046
Additions to auto repossesion	61,107	64,885
Capitalization of servicing assets	4,929	937
Loan securitizations	262,129	—
Non-cash acquisition of mortgage loans that previously served as collateral of a commercial loan to a local financial institution	205,395	—
     On January 28, 2008, the Corporation completed the acquisition of Virgin Islands Community Bank (“VICB”), with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
20 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s legal entities. As of September 30, 2009, the Corporation had four reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; and Treasury and Investments. There is also an Other category reflecting other legal entities reported separately on an aggregate basis. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     Effective July 1, 2009, the operations conducted by FirstBank Florida as a separate entity were merged with and into FirstBank Puerto Rico, the Corporation’s main banking subsidiary. Prior to the merger, FirstBank Florida operations were evaluated as a separate legal entity and included as part of the Other segment category. These operations are now reviewed as part of FirstBank Puerto Rico and the information is segregated among the aforementioned four reportable business segments. Prior period amounts have been reclassified to conform to current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation.
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

     The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and
	Banking	(Retail) Banking	Corporate	Investments	Other	Total
For the quarter ended September 30, 2009:
Interest income	$52,828	$39,828	$71,088	$62,067	$16,211	$242,022
Net (charge) credit for transfer of funds	(35,104)	17,209	(11,961)	34,899	(5,043)	—
Interest expense	—	(20,030)	—	(92,859)	—	(112,889)

Net interest income	17,724	37,007	59,127	4,107	11,168	129,133

Provision for loan and lease losses	(6,920)	(13,399)	(120,924)	—	(6,847)	(148,090)
Non-interest income	3,451	7,418	1,595	34,121	3,404	49,989
Direct non-interest expenses	(10,085)	(27,901)	(13,189)	(1,816)	(5,791)	(58,782)

Segment income (loss)	$4,170	$3,125	$(73,391)	$36,412	$1,934	$(27,750)

Average earnings assets	$3,568,948	$1,758,365	$7,126,691	$6,279,634	$452,597	$19,186,235

For the quarter ended September 30, 2008:
Interest income	$54,116	$46,900	$89,813	$80,050	$17,413	$288,292
Net (charge) credit for transfer of funds	(41,260)	20,955	(53,540)	80,799	(6,954)	—
Interest expense	—	(24,421)	—	(119,250)	—	(143,671)

Net interest income	12,856	43,434	36,273	41,599	10,459	144,621

Provision for loan and lease losses	(895)	(10,048)	(34,269)	—	(10,107)	(55,319)
Non-interest income (loss)	1,271	7,910	1,210	(466)	3,946	13,871
Direct non-interest expenses	(7,020)	(27,018)	(11,137)	(1,694)	(6,521)	(53,390)

Segment income (loss)	$6,212	$14,278	$(7,923)	$39,439	$(2,223)	$49,783

Average earnings assets	$3,409,521	$1,945,964	$6,467,386	$6,017,000	$499,430	$18,339,301

For the nine-month period ended September 30, 2009:
Interest income	$156,961	$122,788	$223,719	$199,907	$49,750	$753,125
Net (charge) credit for transfer of funds	(110,540)	59,888	(64,524)	134,741	(19,565)	—
Interest expense	—	(66,097)	—	(305,283)	—	(371,380)

Net interest income	46,421	116,579	159,195	29,365	30,185	381,745

Provision for loan and lease losses	(36,660)	(26,352)	(367,199)	—	(12,460)	(442,671)
Non-interest income	6,669	21,502	4,140	60,955	10,191	103,457
Direct non-interest expenses	(31,065)	(86,686)	(46,539)	(5,934)	(18,241)	(188,465)

Segment (loss) income	$(14,635)	$25,043	$(250,403)	$84,386	$9,675	$(145,934)

Average earnings assets	$3,481,708	$1,818,237	$7,246,471	$6,020,539	$464,652	$19,031,607

For the nine-month period ended September 30, 2008:
Interest income	$158,934	$132,009	$283,207	$217,139	$52,698	$843,987
Net (charge) credit for transfer of funds	(119,993)	76,197	(168,376)	233,649	(21,477)	—
Interest expense	—	(74,271)	—	(366,031)	—	(440,302)

Net interest income	38,941	133,935	114,831	84,757	31,221	403,685

Provision for loan and lease losses	(8,755)	(33,175)	(75,895)	—	(24,610)	(142,435)
Non-interest income	2,480	22,131	3,359	15,269	12,014	55,253
Direct non-interest expenses	(22,050)	(82,952)	(32,874)	(5,331)	(19,674)	(162,881)

Segment income	$10,616	$39,939	$9,421	$94,695	$(1,049)	$153,622

Average earnings assets	$3,294,509	$1,832,448	$6,360,175	$5,569,548	$504,540	$17,561,220

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals (in thousands):

	Quarter Ended		Nine-month Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (loss) income:

Total (loss) income for segments and other	$(27,750)	$49,783	$(145,934)	$153,622
Other operating expenses	(23,995)	(28,986)	(74,828)	(83,445)

(Loss) income before income taxes	(51,745)	20,797	(220,762)	70,177
Income tax (expense) benefit	(113,473)	3,749	(1,223)	20,952

Total consolidated net (loss) income	$(165,218)	$24,546	$(221,985)	$91,129

Average assets:

Total average earning assets for segments	$19,186,235	$18,339,301	$19,031,607	$17,561,220
Average non-earning assets	1,016,656	701,115	826,411	707,336

Total consolidated average assets	$20,202,891	$19,040,416	$19,858,018	$18,268,556

21 — COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2009, commitments to extend credit amounted to approximately $1.6 billion and standby letters of credit amounted to approximately $102.9 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can, at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     The Corporation obtained from GNMA a Commitment Authority to issue GNMA mortgage-backed securities for approximately $301.5 million. Under this program, as of September 30, 2009, the Corporation had securitized approximately $262 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of September 30, 2009, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of September 30,

2009 amounted to approximately $64.5 million. The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. In this regard the Corporation, together with its outside legal counsel, is evaluating courses of action it may pursue in its attempt to recover the collateral. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing during the second quarter of 2009.
     As of September 30, 2009, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

22 — FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2009 and December 31, 2008 and the results of its operations for the quarters and nine-month periods ended September 30, 2009 and 2008.

	As of	As of
	September 30,	December 31,
	2009	2008
	(In thousands)

Assets

Cash and due from banks	$82,790	$58,075
Money market investments	300	300

Investment securities available for sale, at market:
Equity investments	571	669

Other investment securities	1,550	1,550
Investment in FirstBank Puerto Rico, at equity	1,827,635	1,574,940
Investment in FirstBank Insurance Agency, at equity	7,038	5,640
Investment in Ponce General Corporation, at equity	—	123,367
Investment in PR Finance, at equity	2,965	2,789
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	1,493	6,596

Total assets	$1,931,301	$1,780,885

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,959	$231,914
Accounts payable and other liabilities	499	854

Total liabilities	232,458	232,768
Stockholders’ equity	1,698,843	1,548,117

Total Liabilities & Stockholders’ Equity	$1,931,301	$1,780,885

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In thousands)

Income:

Interest income on investment securities	$—	$282	$—	$1,072
Interest income on other investments	—	—	1	733
Dividends from FirstBank Puerto Rico	847	20,000	45,786	61,872
Dividends from other subsidiaries	—	1,500	—	4,000
Other income	56	98	197	311

	903	21,880	45,984	67,988

Expense:

Notes payable and other borrowings	1,870	3,287	6,599	10,676
Interest on funding to subsidiaries	—	—	—	550
Recovery for loan losses	—	—	—	(1,398)
Other operating expenses	516	497	1,678	1,531

	2,386	3,784	8,277	11,359

Net gain (loss) on investments and impairments	248	(696)	(140)	(1,185)

(Loss) income before income taxes and equity in undistributed (losses) earnings of subsidiaries	(1,235)	17,400	37,567	55,444

Income tax provision	—	—	(3)	(546)

Equity in undistributed (losses) earnings of subsidiaries	(163,983)	7,146	(259,549)	36,231

Net (loss) income	$(165,218)	$24,546	$(221,985)	$91,129

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Condensed Income Statements:
Total interest income	$242,022	$288,292	$753,125	$843,987
Total interest expense	112,889	143,671	371,380	440,302
Net interest income	129,133	144,621	381,745	403,685
Provision for loan and lease losses	148,090	55,319	442,671	142,435
Non-interest income	49,989	13,871	103,457	55,253
Non-interest expenses	82,777	82,376	263,293	246,326
(Loss) Income before income taxes	(51,745)	20,797	(220,762)	70,177
Income tax (expense) benefit	(113,473)	3,749	(1,223)	20,952
Net (loss) income	(165,218)	24,546	(221,985)	91,129
Net (loss) income attributable to common stockholders	(174,689)	14,477	(262,741)	60,922
Per Common Share Results:
Net (loss) income per share basic	$(1.89)	$0.16	$(2.84)	$0.66
Net (loss) income per share diluted	$(1.89)	$0.16	$(2.84)	$0.66
Cash dividends declared	$—	$0.07	$0.14	$0.21
Average shares outstanding	92,511	92,511	92,511	92,507
Average shares outstanding diluted	92,511	92,569	92,511	92,623
Book value per common share	$8.34	$9.63	$8.34	$9.63
Tangible book value per common share (1)	$7.85	$9.06	$7.85	$9.06
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(3.27)	0.52	(1.49)	0.67
Interest Rate Spread (2)	2.66	3.03	2.57	2.87
Net Interest Margin (2)	2.95	3.37	2.91	3.25
Return on Average Total Equity	(35.47)	6.98	(15.53)	8.51
Return on Average Common Equity	(74.62)	6.76	(34.94)	9.26
Average Total Equity to Average Total Assets	9.22	7.39	9.60	7.81
Tangible common equity ratio (1)	3.62	4.35	3.62	4.35
Dividend payout ratio	—	44.73	(4.93)	31.89
Efficiency ratio (3)	46.21	51.97	54.26	53.67
Asset Quality:
Allowance for loan and lease losses to loans receivable	3.43	2.06	3.43	2.06
Net charge-offs (annualized) to average loans	2.53	0.80	2.52	0.88
Provision for loan and lease losses to net charge-offs	175.56	219.94	175.17	177.68
Non-performing assets to total assets	8.39	2.86	8.39	2.86
Non-accruing loans to total loans receivable	11.21	3.95	11.21	3.95
Allowance to total non-accruing loans	30.64	52.20	30.64	52.20
Allowance to total non-accruing loans excluding residential real estate loans	42.90	103.83	42.90	103.83
Other Information:
Common Stock Price: End of period	$3.05	$11.06	$3.05	$11.06

	As of	As of
	September 30,	December 31,
	2009	2008
Balance Sheet Data:
Loans and loans held for sale	$13,756,168	$13,088,292
Allowance for loan and lease losses	471,484	281,526
Money market and investment securities	5,571,010	5,709,154
Intangible assets	45,395	52,083
Deferred tax asset, net	107,955	128,039
Total assets	20,081,185	19,491,268
Deposits	12,298,790	13,057,430
Borrowings	5,941,064	4,736,670
Total preferred equity	927,374	550,100
Total common equity	698,374	940,628
Accumulated other comprehensive income, net of tax	73,095	57,389
Total equity	1,698,843	1,548,117

1-	Non-gaap measures. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.

2-	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-gaap measure).

3-	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial liabilities measured at fair value.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp (the “Corporation” or “First BanCorp”) and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
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
OVERVIEW OF RESULTS OF OPERATIONS
     First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the third quarter and nine-month period ended September 30, 2009, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), the results of its hedging activities, gains (losses) on investments, gains (losses) on sale of loans, and income taxes.
     Net loss for the quarter ended September 30, 2009 amounted to $165.2 million or $1.89 per diluted common share, compared to net income of $24.5 million or $0.16 per diluted common share for the quarter ended September 30, 2008. The Corporation’s financial performance for the third quarter of 2009, as compared to the third quarter of 2008, was principally impacted by (i) a non-cash charge of $152.2 million to increase the deferred tax asset valuation allowance due to the recent losses, (ii) an increase of $92.8 million in the provision for loan and lease losses attributable to the increased volume of criticized loans, including non-performing and impaired loans, that required higher reserves as well as increases in reserve factors to account for increases in charge-offs and delinquency levels affected by declining real estate values and deteriorated economic conditions in Puerto Rico and Florida, and the overall growth of the Corporation’s loan portfolio, and (iii) a decrease of $15.5 million in net interest income attributable to lower loan yields, resulting from a significant increase in non-accrual loans and the repricing of variable-rate construction and commercial loans tied to short-term indexes. These factors were partially offset by: (i) an increase of $36.1 million in non-interest income mainly related to a realized gain of $34.3 million on the sale of investment securities (mainly U.S. sponsored agency fixed-rate MBS) and an increase in gains from mortgage banking activities driven by a higher volume of loan sales and securitizations.
          The highlights and key drivers of the Corporation’s financial results for the quarter ended September 30, 2009 include the following:
•	Net interest income for the quarter ended September 30, 2009 was $129.1 million, compared to $144.6 million for the same period in 2008. The net interest spread and margin, on an adjusted tax equivalent basis, for the quarter ended September 30, 2009 were 2.66% and 2.95%, respectively, compared to 3.03% and 3.37%, respectively, for the same period in 2008. Net interest income was adversely impacted primarily by a significant increase in non-accrual loans and the repricing of floating-rate commercial and construction loans at lower rates. Lower loan yields more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets. Refer to the “Net Interest Income” discussion below for additional information.

•	For the third quarter of 2009, the Corporation’s provision for loan and lease losses amounted to $148.1 million, compared to $55.3 million for the same period in 2008. Refer to the discussion under the “Risk Management” section below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2009 was primarily due to: a higher volume of classified loans, including non-performing and impaired loans, that required higher reserves; changes in reserve factors used to determine the general reserve for the Corporation’s construction, commercial and residential mortgage loan portfolios, in both the Puerto Rico and Florida portfolios, to account for higher charge-offs and delinquency levels; specific reserves necessary for additional loans classified as impaired during the third quarter of 2009; and the overall growth of the Corporation’s loan portfolio.

The Corporation’s net charge-offs for the third quarter of 2009 were $84.4 million or 2.53% of average loans on an annualized basis, compared to $25.2 million or 0.80% of average loans on an annualized basis for the same period in 2008. The increase in net charge-offs was primarily related to construction loans, in both, Florida and Puerto Rico. Refer to the “Provision for Loan and Lease Losses” and “Risk Management — Non-performing assets and Allowance for Loan and Lease Losses” sections below for additional information.

•	For the quarter ended September 30, 2009, the Corporation’s non-interest income amounted to $50.0 million, compared to $13.9 million for the quarter ended September 30, 2008. The increase was mainly due to a realized gain of $34.3 million on the sale of certain investments and a $1.8 million increase in gains from mortgage banking activities. During the third quarter of 2009, the Corporation completed the sale of approximately $613 million of U.S. agency MBS, realizing a gain of $28.3 million. Also, the Corporation realized a gain of $1.9 million on the sale of approximately $98 million of 7-10 Year U.S. Treasury Notes and a gain of $3.8 million on the sale of VISA Class A stock. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the third quarter of 2009 amounted to $82.8 million, compared to $82.4 million for the same period in 2008. The slight increase is mainly related to an increase of $3.9 million in the FDIC deposit insurance premium, related to increase in regular assessment rates, which is an uncontrollable expense. This was almost entirely offset by reductions of $3.5 million in controllable expenses such as employees’compensation, business promotion and occupancy expenses. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the third quarter of 2009, the Corporation recorded an income tax expense of $113.5 million, compared to an income tax benefit of $3.7 million for the same period in 2008. The recognition of an income tax expense for the quarter mainly resulted from the non-cash charge of approximately $152.2 million to increase the valuation allowance for the Corporation’s deferred tax asset. Refer to the “Income Taxes” discussion below for additional information about the increase in the valuation allowance.

•	Total assets as of September 30, 2009 amounted to $20.1 billion, an increase of $589.9 million compared to total assets as of December 31, 2008. The increase in total assets was primarily a result of an increase of $477.9 million in total loans (net of an increase of $190 million in the allowance for loan and lease losses), partially offset by a decrease of $189.6 million in cash and cash equivalent funds used to pay down maturing borrowings and a decrease of $154.1 million in investment securities due to the aforementioned sales. However, as of September 30, 2009, there was an unsettled sale of MBS amounting to approximately $465 million that is still reported as an asset (account receivable) at the end of the quarter. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•	As of September 30, 2009, total liabilities amounted to $18.4 billion, an increase of approximately $439.2 million, as compared to $17.9 billion as of December 31, 2008. The increase in total liabilities was mainly attributable to an increase of $361.1 million in repurchase agreements and a net increase of $840 million in advances from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve (“FED”), mainly short-term borrowings to replace brokered CDs and as a measure of interest rate risk management to match the shortening in the average life of the investment portfolio. Total liabilities also increased due to an increase of $177.1 million in core deposits. The aforementioned increases were partially offset by a decrease of approximately $935.7 million in brokered CDs. Brokered certificates of deposit (“CDs”) with original maturities over 6 months and issued when interest rates were higher matured or were called during 2009 and current short-term rates on repurchase agreements and FHLB and FED advances provided a cost effective funding alternative. Refer to the “Risk management — Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	The Corporation’s stockholders’ equity amounted to $1.7 billion as of September 30, 2009, an increase of $150.7 million compared to the balance as of December 31, 2008, driven by the $400 million investment by the United States Department of the Treasury (the “U.S. Treasury”) in preferred stock of the Corporation through the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program

and an unrealized gain of $15.7 million on the fair value of available-for-sale securities recorded as part of comprehensive income . Partially offsetting this increase was the net loss of $222.0 million incurred in the first nine months of 2009, dividends amounting to $43.1 million for the first nine months of 2009 ($13.0 million in common stock, or $0.14 per share, and $30.1 million in preferred stock). Refer to the “Risk Management — Capital” section below for additional information.

•	Total loan production, including purchases and refinancings, for the quarter ended September 30, 2009 was $1.4 billion, compared to $1.2 billion for the comparable period in 2008. The increase in loan production during 2009, as compared to the third quarter of 2008, was mainly associated with the $689 million in credit facilities extended to the Puerto Rico Government.

•	Total non-performing assets as of September 30, 2009 were $1.68 billion, compared to $637.2 million as of December 31, 2008. The increase in non-performing assets since December 31, 2008 was led by an increase of $537.0 million in loans classified as non-performing in Puerto Rico, including increases of $181.0 million in construction loans, $173.5 million in Commercial and Industrial (C&I) loans, $120.9 million in residential mortgage loans and $60.5 million in commercial mortgage loans. In Florida, non-performing loans increased by $401.4 million, including increases of $314.0 million in construction loans, $45.3 million in residential mortgage loans and $40.3 million in commercial mortgage loans. In the Virgin Islands, non-performing loans increased by $13.2 million, mainly commercial mortgage loans.

Also, during 2009, the Corporation classified as non-performing investment securities with a book value of $64.5 million that were pledged to Lehman Brothers Special Financing, Inc., in connection with several interest rate swap agreements entered into with that institution. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing. Other increases in non-performing assets mainly consist of additions to the real estate owned portfolio, which increased by $30.2 million. Refer to the “Risk Management — Non-accruing and Non-performing Assets” section below for additional information.

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
     The Corporation’s critical accounting policies are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2008 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2008, except for changes in the Other-than-Temporary Impairment (“OTTI”) model for debt securities as required by new guidance issued by the Financial Accounting Standards Board. Refer to Note 4 of the accompanying unaudited consolidated financial statements for additional information about the OTTI model.
RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2009 was $129.1 million and $381.7 million, respectively, compared to $144.6 million and $403.7 million, respectively, for the comparable periods in 2008. On a tax equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and nine-month period ended September 30, 2009 was $145.1 million and $420.1 million, respectively, compared to $158.2 million and $433.9 million, respectively, for the comparable periods of 2008.
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
     The net interest income is computed on a tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to discussions below) and excluding: (1) the change in the fair value of derivative instruments and (2) unrealized gains or losses on liabilities measured at fair value.

Part I

	Average volume		Interest income(1) / expense		Average rate(1)
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Quarter ended	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$161,491	$178,973	$185	$974	0.45%	2.17%
Government obligations (2)	1,382,167	1,031,654	9,709	18,218	2.79%	7.03%
Mortgage-backed securities	4,595,678	4,809,138	63,588	78,214	5.49%	6.47%
Corporate bonds	2,000	6,103	29	143	5.75%	9.32%
FHLB stock	76,843	69,427	1,038	968	5.36%	5.55%
Equity securities	1,977	3,692	18	18	3.61%	1.94%

Total investments (3)	6,220,156	6,098,987	74,567	98,535	4.76%	6.43%

Residential mortgage loans	3,602,562	3,427,707	53,617	54,756	5.90%	6.36%
Construction loans	1,604,565	1,487,779	12,402	20,286	3.07%	5.42%
C&I and commercial mortgage loans	6,137,781	5,477,213	62,379	74,164	4.03%	5.39%
Finance leases	335,636	372,404	6,775	7,842	8.01%	8.38%
Consumer loans	1,640,556	1,800,336	46,692	52,142	11.29%	11.52%

Total loans (4) (5)	13,321,100	12,565,439	181,865	209,190	5.42%	6.62%

Total interest-earning assets	$19,541,256	$18,664,426	$256,432	$307,725	5.21%	6.56%

Interest-bearing liabilities:
Brokered CDs	$7,292,913	$7,643,238	$51,305	$73,962	2.79%	3.85%
Other interest-bearing deposits	3,995,123	3,677,632	20,860	26,005	2.07%	2.81%
Loans payable	652,391	42,391	463	240	0.28%	2.25%
Other borrowed funds	4,171,348	4,296,355	30,545	39,333	2.91%	3.64%
FHLB advances	1,196,657	1,212,121	8,127	10,018	2.69%	3.29%

Total interest-bearing liabilities (6)	$17,308,432	$16,871,737	$111,300	$149,558	2.55%	3.53%

Net interest income			$145,132	$158,167

Interest rate spread					2.66%	3.03%
Net interest margin					2.95%	3.37%

	Average volume		Interest income(1) / expense		Average rate(1)
Nine-Month Period Ended September 30,	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$126,234	$327,451	$393	$6,046	0.42%	2.47%
Government obligations (2)	1,355,492	1,532,736	45,214	75,929	4.46%	6.62%
Mortgage-backed securities	4,392,359	3,674,801	187,021	170,239	5.69%	6.19%
Corporate bonds	5,703	6,158	264	425	6.19%	9.22%
FHLB stock	78,178	65,998	2,186	3,229	3.74%	6.54%
Equity securities	2,103	4,020	54	29	3.43%	0.96%

Total investments (3)	5,960,069	5,611,164	235,132	255,897	5.27%	6.09%

Residential mortgage loans	3,508,471	3,309,221	159,383	160,715	6.07%	6.49%
Construction loans	1,592,372	1,478,794	39,646	64,751	3.33%	5.85%
C&I and commercial mortgage loans	6,223,979	5,360,382	193,325	233,065	4.15%	5.81%
Finance leases	347,791	375,460	21,468	24,238	8.25%	8.62%
Consumer loans	1,681,015	1,689,565	142,722	146,677	11.35%	11.60%

Total loans (4) (5)	13,353,628	12,213,422	556,544	629,446	5.57%	6.88%

Total interest-earning assets	$19,313,697	$17,824,586	$791,676	$885,343	5.48%	6.63%

Interest-bearing liabilities:
Brokered CDs	$7,267,812	$7,406,242	$180,815	$231,883	3.33%	4.18%
Other interest-bearing deposits	4,056,396	3,553,985	69,495	78,355	2.29%	2.94%
Loans payable	574,117	14,234	1,423	240	0.33%	2.25%
Other borrowed funds	3,799,118	3,898,835	95,113	110,178	3.35%	3.77%
FHLB advances	1,395,752	1,143,851	24,736	30,738	2.37%	3.59%

Total interest-bearing liabilities (6)	$17,093,195	$16,017,147	$371,582	$451,394	2.91%	3.76%

Net interest income			$420,094	$433,949

Interest rate spread					2.57%	2.87%
Net interest margin					2.91%	3.25%

(1)	On an adjusted tax equivalent basis. The adjusted tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate as adjusted for recent changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs in 2009, 35.95% for the Corporation’s IBEs in 2009 and 39% for all subsidiaries in 2008) and adding to it the cost of interest-bearing liabilities. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans.

(5)	Interest income on loans includes $2.8 million and $2.5 million for the third quarter of 2009 and 2008, respectively, and $8.3 million and $7.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended September 30,			Nine-month period ended September 30,
	2009 compared to 2008			2009 compared to 2008
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income on interest-earning assets:

Money market & other short-term investments	$(87)	$(702)	$(789)	$(2,403)	$(3,250)	$(5,653)
Government obligations	4,289	(12,798)	(8,509)	(8,042)	(22,673)	(30,715)
Mortgage-backed securities	(3,313)	(11,313)	(14,626)	31,868	(15,086)	16,782
Corporate bonds	(73)	(41)	(114)	(30)	(131)	(161)
FHLB stock	103	(33)	70	469	(1,512)	(1,043)
Equity securities	(12)	12	—	(32)	57	25

Total investments	907	(24,875)	(23,968)	21,830	(42,595)	(20,765)

Residential mortgage loans	2,749	(3,888)	(1,139)	9,313	(10,645)	(1,332)
Construction loans	1,235	(9,119)	(7,884)	3,913	(29,018)	(25,105)
C&I and commercial mortgage loans	7,830	(19,615)	(11,785)	32,205	(71,945)	(39,740)
Finance leases	(738)	(329)	(1,067)	(1,750)	(1,020)	(2,770)
Consumer loans	(4,448)	(1,002)	(5,450)	(765)	(3,190)	(3,955)

Total loans	6,628	(33,953)	(27,325)	42,916	(115,818)	(72,902)

Total interest income	7,535	(58,828)	(51,293)	64,746	(158,413)	(93,667)

Interest expense on interest-bearing liabilities:

Brokered CDs	(3,237)	(19,420)	(22,657)	(4,274)	(46,794)	(51,068)
Other interest-bearing deposits	1,953	(7,098)	(5,145)	9,840	(18,700)	(8,860)
Loan payable	1,931	(1,708)	223	5,423	(4,240)	1,183
Other borrowed funds	(1,105)	(7,683)	(8,788)	(2,775)	(12,290)	(15,065)
FHLB advances	(125)	(1,766)	(1,891)	5,623	(11,625)	(6,002)

Total interest expense	(583)	(37,675)	(38,258)	13,837	(93,649)	(79,812)

Change in net interest income	$8,118	$(21,153)	$(13,035)	$50,909	$(64,764)	$(13,855)

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law (Refer to the Income Taxes discussion below for additional information regarding recent legislation that imposes a temporary 5% tax rate on IBEs’ net income). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for recent changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs in 2009, 35.95% for the Corporation’s IBEs in 2009 and 39% for all subsidiaries in 2008) and adding to it the cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. An increase in revenues was observed in connection with the increase in volume and interest rate spread in tax-exempt MBS held by the Corporation’s IBEs. Refer to the “Income Taxes” discussion below for additional information of the Puerto Rico tax law.
     The presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments and unrealized gains or losses on liabilities measured at fair value provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments and unrealized gains or losses on liabilities measured at fair value have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with interest rate swap counterparties.
     The following table reconciles the interest income on an adjusted tax equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of (Loss) Income:

	Quarter Ended September 30,		Nine-month period ended September 30,
(In thousands)	2009	2008	2009	2008
Interest income on interest-earning assets on an adjusted tax equivalent basis	$256,432	$307,725	$791,676	$885,343
Less: tax equivalent adjustments	(12,925)	(17,859)	(41,306)	(40,702)
(Less) Plus: net unrealized (loss) gain on derivatives	(1,485)	(1,574)	2,755	(654)

Total interest income	$242,022	$288,292	$753,125	$843,987

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income.

	Quarter Ended September 30,		Nine-month period ended September 30,
(In thousands)	2009	2008	2009	2008
Unrealized (loss) gain on derivatives (economic undesignated hedges):

Interest rate caps	$(1,079)	$(1,438)	$1,771	$(558)
Interest rate swaps on loans	(406)	(136)	984	(96)

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(1,485)	$(1,574)	$2,755	$(654)

     The following table summarizes the components of interest expense for the quarters and nine-month periods ended September 30, 2009 and 2008. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives and unrealized gains or losses on liabilities measured at fair value.

	Quarter ended September 30,		Nine-month period ended September 30,
(In thousands)	2009	2008	2009	2008
Interest expense on interest-bearing liabilities	$106,012	$155,965	$359,647	$470,669
Net interest realized on interest rate swaps	—	(10,263)	(5,499)	(30,210)
Amortization of placement fees on brokered CDs	5,288	3,856	17,434	10,935

Interest expense excluding net unrealized loss (gain) on derivatives (economic undesignated hedges) and net unrealized (gain) loss on liabilities measured at fair value	111,300	149,558	371,582	451,394
Net unrealized loss (gain) on derivatives (economic undesignated) and liabilities measured at fair value	1,589	(5,887)	(202)	(11,092)

Total interest expense	$112,889	$143,671	$371,380	$440,302

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense.

	Quarter ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
(In thousands)
Unrealized loss (gain) on derivatives (economic undesignated hedges):

Interest rate swaps and other derivatives on brokered CDs	$(1)	$(5,669)	$5,317	$(31,071)
Interest rate swaps and other derivatives on medium-term notes	14	(48)	177	(47)

Net unrealized loss (gain) on derivatives (economic undesignated hedges)	$13	$(5,717)	$5,494	$(31,118)

Unrealized loss (gain) on liabilities measured at fair value:

Unrealized loss (gain) on brokered CDs	—	791	(8,696)	21,886
Unrealized loss (gain) on medium-term notes	1,576	(961)	3,000	(1,860)

Net unrealized loss (gain) on liabilities measured at fair value	$1,576	$(170)	$(5,696)	$20,026

Net unrealized loss (gain) on derivatives (economic undesignated hedges) and liabilities measured at fair value	$1,589	$(5,887)	$(202)	$(11,092)

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
     The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of related financial instruments (i.e., brokered CDs not elected to be measured at fair value).
     Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate swaps, that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans and investments).
     Unrealized gains or losses on liabilities measured at fair value represent the change in the fair value of such liabilities (medium-term notes and brokered CDs), other than the accrual of interests.

     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of September 30, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, the volume of interest rate swaps was much higher, as they were used to convert the fixed-rate of a large portfolio of brokered CDs, mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk related to variable rate loans. However, most of these interest rate swaps were called during 2009, in the face of lower interest rate levels. Refer to Note 8 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
     Net interest income decreased 11% to $129.1 million for the third quarter of 2009 from $144.6 million in the third quarter of 2008 and by 5% to $381.7 million for the first nine months of 2009 from $403.7 million in the same period of 2008. Net interest income was adversely impacted primarily by a significant increase in non-accrual loans and the repricing of floating-rate commercial and construction loans at lower rates. Net interest margin on an adjusted tax-equivalent basis decreased from 3.37% for the third quarter of 2008 to 2.95% for the third quarter of 2009 and from 3.25% for the first nine months of 2008 to 2.91% for the first nine months of 2009. Lower loan yields more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets. The weighted-average yield on loans on a tax-equivalent basis decreased from 6.62% for the third quarter of 2008 to 5.42% for the third quarter of 2009 and from 6.88% for the first nine months of 2008 to 5.57% for the same period in 2009. The average 3-month LIBOR for the third quarter of 2009 was 0.41% compared to 2.91% for the same period a year ago and the Prime Rate dropped to 3.25% from 5.00% as of September 30, 2008, adversely affecting the interest income from the variable-rate construction and commercial loans tied to short-term indexes, which was exacerbated by the significant increase of approximately $1.0 billion in non-performing loans since September 30, 2008 (refer to “Risk Management — Non-accruing and Non-performing Assets” section below for additional information about non-performing loans levels). The Corporation is currently originating loans and renegotiating existing ones at higher credit spreads to account for inherent risks in the current economy. Such actions are positively impacting net interest income. Lower yields were also observed in the investment securities portfolio, driven by MBS prepayments and the approximately $940 million U.S. agency debentures called since September 30, 2008, which were replaced with lower yielding investments financed with very low-cost sources of funding. Partially offsetting the decline in earning assets yields were lower funding costs and an increase in average earning assets. The decrease in the Corporation’s average cost of funds is related to the current low level of short-term interest rates as well as the change in the mix of funding sources. Brokered certificates of deposit (“CDs”) with original maturities over 6 months and issued when interest rates were higher matured, or were called during 2009, and current short-term rates on FHLB and FED advances have provided a cost effective funding alternative. Since being approved to participate during the first quarter of 2009 in the Borrower-in-Custody Program (“BIC”) of the FED, the Corporation has taken advantage of that alternative funding channel. Through the BIC program, a broad range of loans (including commercial, consumer and mortgages) are pledged as collateral for borrowings at the FED Discount Window. The Corporation has increased its use of this low-cost source of funding, and, as of September 30, 2009, the Corporation had approximately $1.0 billion of available credit through the BIC program. Also, the current low interest rate levels made available the issuance of new short-term brokered CDs at rates significantly lower than those that matured. For the nine-month period ended September 30, 2009, the Corporation issued $5.5 billion in brokered CDs at an average rate of 0.79% (including the rollover of short-term brokered CDs and replacement of brokered CDs called). The Corporation increased its short-term borrowing as a measure of interest rate risk management to match the shortening in the average life of the investment portfolio, as discussed below, and has been reducing the pricing of its core deposits given current market rates.
     Average earning assets for the third quarter of 2009 increased by $876.8 million as compared to the third quarter of 2008 and by $1.5 billion for the first nine months of 2009, as compared to the comparable period in 2008. The increase was driven by the growth of the C&I loan portfolio in Puerto Rico, including credit facilities extended to the Puerto Rico Government of approximately $689 million in the third quarter of 2009. Also, funds obtained through short-term borrowings as well as proceeds from sales and prepayments of MBS were invested, in part, in the purchase of investment securities to offset declining securities yields due to the acceleration of MBS prepayments and calls of approximately $937 million of U.S. agency debentures in 2009. The average volume of investment securities increased by $121.2 million for the third quarter of 2009, as compared to the third quarter of 2008, and by $348.9 million for the first nine months of 2009 compared to the first nine months of 2008. Purchases of investment securities in 2009 were financed with very low-cost of sources of funding, thus protecting interest margins.
     On an adjusted tax equivalent basis, net interest income decreased by $13.0 million, or 8%, for the third quarter of 2009 compared to the same period in 2008 and by $13.9 million for the first nine months of 2009 compared to the same period in 2008. The decrease for the third quarter of 2009, as compared to the third quarter of 2008, was principally due to the lower yields on earning assets as described above and a decrease of $4.9 million in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets, mainly due to lower yields on U.S. agency and MBS held by the Corporation’s IBE subsidiary, as the Corporation replaced securities called and prepayments and sales of MBS with shorter-term securities, and due to the decrease in income tax savings on securities held by FirstBank Overseas Corporation resulting from the temporary 5% tax imposed in 2009 to all IBEs (see Income Taxes discussion below).

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
     For the quarter and nine-month period ended on September 30, 2009, the Corporation provided $148.1 million and $442.7 million, respectively, for loan and lease losses as compared to $55.3 million and $142.4 million, respectively, for the comparable periods in 2008. Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to the discussions under “Financial Condition and Operating Analysis — Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.
Non-Interest Income

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Other service charges on loans	$1,796	$1,612	$4,848	$4,343
Service charges on deposit accounts	3,458	3,170	9,950	9,725
Mortgage banking activities	3,000	1,231	6,179	2,354
Rental income	390	583	1,246	1,705
Insurance income	2,316	2,631	6,915	7,910
Other operating income	4,964	5,208	13,560	14,266

Non-interest income before net gain on investments	15,924	14,435	42,698	40,303

Gain on VISA shares and related proceeds	3,784	132	3,784	9,474
Net gain on sale of investments	30,490	—	58,633	6,661
OTTI on equity securities	—	(696)	(388)	(1,185)
OTTI on debt securities	(209)	—	(1,270)	—

Net gain on investments	34,065	(564)	60,759	14,950

Total	$49,989	$13,871	$103,457	$55,253

     Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; and net gains and losses on investments and impairments.
     Other service charges on loans consist mainly of service charges on credit card-related activities and other non-deferrable fees (e.g. agent, commitment and drawing fees).
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
     Non-interest income increased to $50.0 million for the third quarter of 2009 from $13.9 million for the third quarter of 2008. The increase in non-interest income reflected:
•	A $34.1 million realized gain on the sale of investment securities, primarily reflecting a $28.3 million gain on the sale of U.S. agency MBS. The recent drop in mortgage pre-payments, as well as future pre-payment estimates, suggests longer expected lives of MBS, which in turn could place the Corporation’s balance sheet in a less-than-optimal liability-sensitive position in terms of interest rate risk. In an effort to manage such risk, and taking advantage of favorable market valuations, approximately $613 million of 5.5% 30-year U.S. agency MBS were sold in the third quarter, which resulted in the realization of a gain. Also, the Corporation realized a gain of $1.9 million on the sale of approximately $98 million of 7-10 Year U.S. Treasury Notes, which carried a weighted-average yield of 3.54%, and a gain of $3.8 million on the sale of VISA Class A stock.

•	A $1.8 million increase in gains from mortgage banking activities, due to the increased volume of loan sales and securitizations. Servicing assets recorded at the time of sale amounted to $1.7 million for the third quarter of 2009, compared to $0.4 million for the same quarter a year ago, an increase mainly related to $1.4 million of capitalized servicing assets in connection with the securitization of approximately $74 million FHA/VA mortgage loans into GNMA MBS. For the first time in several years, the Corporation has been engaged in the securitization of mortgage loans in 2009.

•	Other increases in non-interest income include higher fees on loans, service charges on deposit accounts, ATM fee income and fees from services to corporate customers.
     For the first nine months of 2009, non-interest income increased to $103.5 million from $55.3 million for the first nine months of 2008. Significant variances are as follows:
•	A $55.8 million increase in realized gains on the sale of investment securities, primarily reflecting the aforementioned $34.1 million realized gain in the third quarter of 2009 combined with $28.1 million in realized gains on the sale of approximately $763 million of investment securities (mainly U.S. agency MBS) in the first half of 2009. Realized gains on sale of investment securities during the first nine months of 2008 totaled $6.7 million.

•	A $3.8 million increase in gains from mortgage banking activities, due to the increased volume of loan sales and securitizations. Servicing assets capitalized during the first nine months of 2009 amounted to $5.0 million compared to $1.0 million for the comparable period in 2008.
     The aforementioned increases were partially offset by, when compared to the first nine months of 2008, the $9.3 million gain recorded in the first quarter of 2008 on the mandatory redemption of a portion of the Corporation’s investment in VISA as part of VISA’s Initial Public Offering and decreases in insurance and rental income.
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Employees’ compensation and benefits	$34,403	$35,629	$103,117	$106,949
Occupancy and equipment	15,291	15,647	47,513	46,167
Deposit insurance premium	6,884	2,967	26,659	7,658
Other taxes, insurance and supervisory fees	4,206	5,488	15,743	16,740
Professional fees — recurring	3,391	1,900	9,352	10,080
Professional fees — non-recurring	415	824	982	2,622
Servicing and processing fees	2,784	2,685	7,342	7,654
Business promotion	2,879	4,083	9,831	13,150
Communications	2,083	2,173	6,228	6,696
Net loss on REO operations	5,015	5,626	17,016	12,054
Other	5,426	5,354	19,510	16,556

	$82,777	$82,376	$263,293	$246,326

     Non-interest expenses increased to $82.8 million for the third quarter of 2009 from $82.4 million for the third quarter of 2008. The slight increase reflected:
•	An increase of $3.9 million in the FDIC deposit insurance premium, related to increases in regular assessment rates, which is an uncontrollable expense.
The increase was almost entirely offset by reductions of $3.5 million in controllable expenses such as reductions in employees’ compensation and benefits expenses, mainly due to a decrease in the accrual of bonuses, as well as reductions in expenses related to business promotion, occupancy, REO losses and taxes (other than income taxes), partially offset by an increase in professional fees. Management is intensely focused on controlling expenses and improving profitability.
The efficiency ratio for the third quarter of 2009 was 46.21% compared to 51.97% for the same period in 2008.
     Non-interest expenses increased to $263.3 million for the first nine months of 2009 compared to $246.3 million for the same period in 2008. The increase is mainly related to:
•	An increase of $19.0 million in FDIC assessment fees, including the $8.9 million special assessment recorded in the second quarter of 2009 and increases to the regular assessment rates.

•	An increase of $5.0 million in the net loss on REO operations, mainly due to increases in write-downs to the value of foreclosed properties in both Florida and Puerto Rico.

•	A $4.0 million impairment of the core deposit intangible of FirstBank Florida, recorded in the first half of 2009. The core deposit intangible represents the value of the premium paid to acquire core deposits of an institution.
     The aforementioned increases, were partially offset by decreases in controllable expenses such as:
•	A $3.8 million decrease in employees’ compensation and benefit expenses, mainly due to a decrease in the accrual of bonuses as well as reductions in overtime and temporary employees’ costs.

•	A $3.3 million decrease in business promotion expenses due to a lower level of marketing activities.

•	A $2.4 million decrease in professional fees.
     All other non-interest expenses were relatively stable as management has worked to control costs through its corporate-wide Business Rationalization initiative, which includes revenue generating and cost-cutting initiatives.
Income Taxes
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S. Virgin Islands taxes on its income from sources within that jurisdiction. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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
     For the nine-month period ended September 30, 2009, the Corporation recognized an income tax expense of $1.2 million, compared to an income tax benefit of $21.0 million recorded for the same period in 2008. The recognition of an income tax expense for 2009 mainly resulted from a non-cash charge of approximately $152.2 million to increase the valuation allowance for the Corporation’s deferred tax asset. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. The accounting for income taxes guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies.
     In assessing the weight of positive and negative evidence, a significant negative factor was that the Corporation’s banking subsidiary FirstBank Puerto Rico is in a three-year historical cumulative loss as of the end of the third quarter of 2009, mainly as a result of charges to the provision for loan and lease losses during 2009 arising from the impact of the economic downturn. This, combined with uncertain near-term market and economic conditions, reduced the Corporation’s ability to rely on projections of future taxable income in assessing the realization of its deferred tax assets and resulted in the increase of the valuation allowance to $157 million as of September 30, 2009. Management however, has also concluded that $108.0 million of the deferred tax assets will be realized. In assessing the realizability of the deferred tax assets, management has considered all four sources of taxable income mentioned above and has identified several tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Management will continue reassessing the realizability of the deferred tax assets in future periods. If future events differ from management’s September 30, 2009 assessment, additional valuation allowance may need to be established which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future. The increase in the valuation allowance is not a result of a change in management’s view of the Corporation’s near or long-term outlook.
     Partially offsetting the impact of the increase in the valuation allowance, was the reversal of approximately $19 million of Unrecognized Tax Benefits (“UTBs”) as further discussed below. The income tax provision in 2009 was also impacted by adjustments to deferred tax amounts as a result of the aforementioned changes to the PR Code enacted tax rates. The effect of a higher temporary statutory tax rate over the normal statutory tax rate resulted in an additional income tax benefit of $9.8 million for the first nine months of 2009 that was partially offset by an income tax provision of $5.6 million related to the special 5% tax on the operations FirstBank Overseas Corporation. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     As of September 30, 2009, the deferred tax asset, net of a valuation allowance of $157 million, amounted to $108.0 million compared to $128.0 million as of December 31, 2008.
     During the second quarter of 2009, the Corporation reversed UTBs by $10.8 million and related accrued interest of $5.3 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. There were no UTBs outstanding as of September 30, 2009. Refer to Note 17 to the accompanying notes to the unaudited interim consolidated financial statements for additional information.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Assets
     Total assets as of September 30, 2009 amounted to $20.1 billion, an increase of $589.9 million compared to total assets as of December 31, 2008. The increase in total assets was primarily a result of an increase of $477.9 million in total loans (net of an increase of $190 million in the allowance for loan and lease losses), partially offset by a decrease of $189.6 million in cash and cash equivalent funds used to pay down maturing borrowings and a decrease of $154.1 million in investment securities due to the aforementioned sales. However, as of September 30, 2009, there was an unsettled sale of MBS amounting to approximately $465 million that is still reported as an asset (account receivable) at the end of the quarter. Refer to the “Loan portfolio” and “Investment Activities” discussion below for additional information.
Loan Portfolio
     The composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated is as follows:

	September 30,	December 31,
(In thousands)	2009	2008

Residential mortgage loans	$3,620,050	$3,491,728

Commercial loans:
Construction loans	1,570,451	1,526,995
Commercial mortgage loans	1,542,934	1,535,758
Commercial and Industrial loans	4,738,080	3,857,728
Loans to local financial institutions collaterilized by real estate mortgages	329,492	567,720

Total commercial loans	8,180,957	7,488,201

Finance leases	329,418	363,883

Consumer and other loans	1,625,743	1,744,480

	$13,756,168	$13,088,292

     As of September 30, 2009, the Corporation’s total loans increased by $667.9 million, when compared with the balance as of December 31, 2008. The increase in the Corporation’s total loans primarily relates to increases in C&I loans driven by internal loan originations, mainly to the Puerto Rico Government as further discussed below, partially offset by repayments and charge-offs of approximately $252.7 million recorded in the nine months of 2009, mainly construction loans in Florida.
     Of the total gross loan portfolio of $13.8 billion as of September 30, 2009, approximately 82% has regional credit risk concentration in Puerto Rico, 10% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin
As of September 30, 2009	Rico	Islands	Florida	Total
	(In thousands)
Residential mortgage loans, including loans held for sale	$2,781,401	$450,154	$388,495	$3,620,050

Construction loans (1)	971,223	193,613	405,615	1,570,451
Commercial mortgage loans	958,741	73,606	510,587	1,542,934
Commercial loans	4,475,769	230,322	31,989	4,738,080
Loans to local financial institutions collateralized by real estate mortgages	329,492	—	—	329,492

Total commercial loans	6,735,225	497,541	948,191	8,180,957

Finance leases	329,418	—	—	329,418

Consumer loans	1,483,360	105,342	37,041	1,625,743

Total loans, gross	$11,329,404	$1,053,037	$1,373,727	$13,756,168

(1)	Construction loans of the Florida operations include approximately $141.1 million of condo-conversion loans, net of charge-offs of $62.9 million recorded in 2009.
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
     Total loan production, including purchases and refinancings, for the quarter and nine-month period ended September 30, 2009 was $1.4 billion and $3.6 billion, respectively, compared to $1.2 billion and $3.2 billion, respectively, for the comparable periods in 2008. The increase in loan production for the third quarter and first nine months of 2009, as compared to the same periods in 2008, was mainly associated with credit facilities extended to the Puerto Rico Government. During the third quarter of 2009, credit facilities to the Puerto Rico Government of $689 million includes a $500 million facility extended to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), an instrumentality of the Government of Puerto Rico, and $189 million extended through a revolving credit facility. The latter is part of the Corporation’s participation of up to $300 million in a syndicate structured by another financial institution to support the Commonwealth’s 2010 Tax and Revenue Anticipation Notes (TRANs) program. Another $500 million facility was extended to COFINA in the first half of 2009, but has already been repaid. Despite the present economic climate, the Corporation’s residential mortgage loan originations, including purchases of approximately $45.6 million for the quarter and $163 million for the nine months of 2009, amounted to $129.5 million and $453.5 million for the third quarter and nine-month period ended September 30, 2009, respectively. The aforementioned figures exclude the purchase of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G, as discussed below, since the Corporation believes this approach provides a better representation of the Corporation’s residential mortgage loan production capacity.

     The following table details First BanCorp’s loan production for the periods indicated:

	Quarter Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Residential real estate	$129,527	$168,808	$453,465	$560,168
Commercial and construction	1,159,021	603,542	2,709,500	1,941,416
Finance leases	20,565	29,131	60,387	87,217
Consumer	138,570	374,556	391,608	652,193

Total loan production	$1,447,683	$1,176,037	$3,614,960	$3,240,994

          Residential Real Estate Loans
     As of September 30, 2009, the Corporation’s residential real estate loan portfolio increased by $128.3 million as compared to the balance as of December 31, 2008. More than 90% of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly full documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The increase was driven by a portfolio acquired during the second quarter of 2009 from R&G, a Puerto Rican financial institution, and new loan originations during 2009. The R&G transaction involved the purchase of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G. The purchase price of the transaction was retained by the Corporation to fully pay off the loan, thereby significantly reducing the Corporation’s exposure to a single borrower. This acquisition had the effect of improving the Corporation’s regulatory capital ratios due to the lower risk-weighting of the assets acquired. Additionally, net interest income improves since the weighted-average effective yield on the mortgage loans acquired approximates 5.38% (including non-performing loans) compared to a yield of approximately 150 basis points over 3-month LIBOR in the commercial loan to R&G. Partially offsetting the increase driven by the aforementioned transaction and loan originations was the securitization of approximately $262 million of FHA/VA mortgage loans into GNMA MBS. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.
          Commercial and Construction Loans
     As of September 30, 2009, the Corporation’s commercial and construction loan portfolio increased by $692.8 million, as compared to the balance as of December 31, 2008, due mainly to loan originations to the Puerto Rico Government as discussed above, partially offset by the aforementioned unwinding transaction with R&G, principal repayments and net charge-offs in 2009. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     The Corporation’s largest loan concentration to one borrower as of September 30, 2009 amounted to approximately $689 million in credit facilities extended to the Puerto Rico Government. The next largest loan concentration to one borrower of $329.5 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate.

     The Corporation’s construction lending volume has been stagnant for the last year due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Florida operations, and construction loan originations in Puerto Rico are mainly draws on existing commitments. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo-conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the real estate market. As of September 30, 2009, approximately $47.5 million of loans originally disbursed as condo-conversion construction loans have been formally reverted to income-producing commercial loans, while the repayment of interest on the remaining construction condo-conversion loans is coming principally from rental income and other sources. Given more conservative underwriting standards of banks in general and a reduction of market participants in the lending business, the Corporation believes that the rental market will grow.
     The Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting the U.S. mainland; however, there is currently an oversupply of housing units compounded by a lower demand for and declining volume of sales of new housing units and diminished consumer purchasing power and confidence. The unemployment rate in Puerto Rico tops 16%.

     The composition of the Corporation’s construction loan portfolio as of September 30, 2009 by category and geographic location follows:

	Puerto	Virgin
As of September 30, 2009	Rico	Islands	Florida	Total
	(In thousands)

Loans for residential housing projects:

High-rise (1)	$196,760	$—	$559	$197,319
Mid-rise (2)	102,026	3,344	43,783	149,153
Single-family detach	116,123	5,247	34,754	156,124

Total for residential housing projects	414,909	8,591	79,096	502,596

Construction loans to individuals secured by residential properties	10,894	30,737	—	41,631
Condo-conversion loans	8,334	—	141,143	149,477
Loans for commercial projects	314,837	110,706	9,076	434,619
Bridge loans — residential	55,213	—	1,285	56,498
Bridge loans — commercial	3,003	20,827	72,418	96,248
Land loans — residential	78,194	21,246	75,104	174,544
Land loans — commercial	61,852	1,092	27,575	90,519
Working capital	28,058	1,007	—	29,065

Total before net deferred fees and allowance for loan losses	975,294	194,206	405,697	1,575,197

Net deferred fees	(4,071)	(593)	(82)	(4,746)

Total construction loan portfolio, gross	971,223	193,613	405,615	1,570,451

Allowance for loan losses	(76,904)	(14,344)	(53,590)	(144,838)

Total construction loan portfolio, net	$894,319	$179,269	$352,025	$1,425,613

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of two projects that represent approximately 72% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings of up to 7 stories.
     The following table presents further information on the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2009:

(Dollars in thousands)

Total undisbursed funds under existing commitments	$341,836

Construction loans in non-accrual status	$609,865

Net charge offs — Construction loans (1)	$138,694

Allowance for loan losses — Construction loans	$144,838

Non-performing construction loans to total construction loans	38.83%

Allowance for loan losses — construction loans to total construction loans	9.22%

Net charge-offs (annualized) to total average construction loans (1)	11.61%

(1)	Includes charge-offs of $94.3 million related to construction loans in Florida and $44.4 million related to construction loans in Puerto Rico.
     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)

Under $300k	$135,461
$300k - $600k	84,973
Over $600k (1)	194,475

$414,909

(1)	Mainly composed of three high-rise projects that accounts for approximately 64% of the residential housing projects in Puerto Rico with estimated selling prices of over $600,000.
     For the majority of the construction loans for residential housing projects in Florida, the estimated selling price of the units is under $300,000.

          Consumer Loans and Finance Leases
     As of September 30, 2009, the Corporation’s consumer loan and finance leases portfolio decreased by $153.2 million, as compared to the portfolio balance as of December 31, 2008. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the nine months of 2009. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $45.9 million for the first nine months of 2009, as compared to $47.5 million for the same period a year ago. The decrease in net charge offs as compared to 2008 is attributable to the relative stability in the credit quality of this portfolio and changes in underwriting standards implemented in late 2005, which resulted in new originations under these revised standards, that replaced maturing consumer loans having average lives of approximately four years.
     Consumer loan originations are principally driven through the Corporation’s retail network. For the third quarter and nine months of 2009, consumer loan originations decreased by $236.0 million and $260.6 million, respectively, compared to the same periods in 2008, adversely impacted by economic conditions in Puerto Rico and the United States.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio as of September 30, 2009 amounted to $5.6 billion, a reduction of $138.1 million when compared with the investment portfolio of $5.7 billion as of December 31, 2008. The reduction in the investment portfolio was the net result of approximately $1.5 billion in securities sales, $937 million in calls of U.S. agency notes, and approximately $790 million of mortgage-backed securities pre-payments; partly offset with securities purchases of $2.9 billion.
     The first nine months of the year saw sales of approximately $1.4 billion in MBS (mainly 30-Year U.S. agency MBS with a weighted-average coupon of 5.58%), and $96 million of US Treasury notes. Also, during 2009, the Corporation began and completed the securitization of approximately $262 million of FHA/VA mortgage loans into GNMA MBS.
     Purchases of investment securities during 2009 mainly consist of U.S. agency callable debentures having contractual maturities ranging from two to three years (approximately $1.0 billion at a weighted-average yield of 2.13%), 7-10 Year U.S. Treasury Notes (approximately $96 million at a weighted-average yield of 3.54%) subsequently sold, 15-Year U.S. agency MBS (approximately $1.3 billion at a weighted-average yield of 3.85%) and floating collateralized mortgage obligations issued by GNMA, FNMA and FHLMC (approximately $184 million).
     Over 95% of the Corporation’s available-for-sale and held to maturity securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities is minimal, and it relates to other financial institutions in Puerto Rico.

     The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	September 30,	December 31,
(In thousands)	2009	2008

Money market investments	$91,991	$76,003

Investment securities held to maturity, at amortized cost:

U.S. Government and agencies obligations	16,830	953,516
Puerto Rico Government obligations	23,476	23,069
Mortgage-backed securities	602,794	728,079
Corporate bonds	2,000	2,000

	645,100	1,706,664

Investment securities available for sale, at fair value:

U.S. Government and agencies obligations	1,148,662	—
Puerto Rico Government obligations	145,813	137,133
Mortgage-backed securities	3,459,943	3,722,992
Corporate bonds	—	1,548
Equity securities	571	669

	4,754,989	3,862,342

Other equity securities, including $77.3 million and $62.6 million of FHLB stock as of September 30, 2009 and December 31, 2008, respectively	78,930	64,145

Total investments	$5,571,010	$5,709,154

          Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	September 30,	December 31,
(In thousands)	2009	2008

Held-to-maturity
FHLMC certificates	$5,698	$8,338
FNMA certificates	597,096	719,741

	602,794	728,079

Available-for-sale
FHLMC certificates	1,073,245	1,892,358
GNMA certificates	397,133	342,674
FNMA certificates	1,734,652	1,373,977
Collateralized Mortgage Obligations issued or guaranteed by FHLMC and GNMA	162,827	—
Other mortgage pass-through certificates	92,086	113,983

	3,459,943	3,722,992

Total mortgage-backed securities	$4,062,737	$4,451,071

The carrying values of investment securities classified as available-for-sale and held-to-maturity as of September 30, 2009 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$8,470	0.47
Due after one year through five years	1,148,662	2.12
Due after ten years	8,360	6.13

	1,165,492	2.14

Puerto Rico Government obligations
Due within one year	11,880	1.81
Due after one year through five years	113,751	5.40
Due after five years through ten years	25,398	5.87
Due after ten years	18,260	5.33

	169,289	5.21

Corporate bonds
Due after ten years	2,000	5.80

Total	1,336,781	2.53

Mortgage-backed securities	4,062,737	4.51

Equity securities	571	3.61

Total investment securities available for sale and held to maturity	$5,400,089	4.01

     Net interest income of future periods will be affected by the acceleration in prepayments of mortgage-backed securities experienced during the year, the calls of the Agency notes, and the subsequent re-investment at lower then current yields. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $937 million of U.S. Agency debentures with an average yield of 5.77% were called during 2009. As of September 30, 2009, the Corporation has approximately $1.2 billion in U.S. agency debentures with embedded calls and with an average yield of 2.20% (mainly securities with contractual maturities of 2-3 years acquired in 2009). These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The Management’s Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Wholesale Banking Executive, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitors liquidity availability on a daily basis and reviews liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position.
     In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, the Corporation conducts its liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on the continued development of customer-based funding, maintaining direct relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets when, and if, requirements warrant.
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
     During the third quarter of 2009, the Corporation continued to manage its liquidity in a proactive manner, and maintained a position believed to be more than adequate to face its expected and unexpected needs. Multiple measures are utilized to monitor the liquidity position, including basic surplus and volatile liabilities measures. Among the actions taken in recent months to bolster the liquidity position and to safeguard its access to credit was, the posting of additional collateral to the FHLB and to the FED, thereby increasing borrowing capacity. The Corporation has also maintained the basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of September 30, 2009, the estimated basic surplus ratio of approximately 11.2% included un-pledged assets, FHLB lines of credit, collateral pledged at the Federal Reserve Bank’ Borrower in Custody Program, and cash. At the end of the quarter, the Corporation has $1.4 billion of FHLB and FED unused borrowing capacity. Un-pledged liquid securities as of September 30, 2009 mainly consisted of fixed-rate MBS and U.S. agency debentures totaling approximately $677.6 million, which can be sold under agreements to repurchase. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic surplus computation.
     Sources of Funding
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB and the FED Discount Window Program. The Asset Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Commercial paper has also in the past provided additional funding. Long-term funding has also been obtained through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.
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
The Corporation’s principal sources of funding are:
Brokered CDs — A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $8.4 billion at year-end 2008 to $7.5 billion as of September 30, 2009. The Corporation has been partly refinancing brokered CDs that matured or were called during 2009 with alternate sources of funding at a lower cost. Approximately $6.4 billion of brokered CDs matured or were called during the first nine months of 2009, of which approximately $1.2 billion were, as of September 30, replaced with advances from the FHLB and from the FED as well as short-term repurchase agreements to decrease interest expense.
In the event that the Corporation’s Bank subsidiary falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace funding through this source. The Bank currently complies and exceeds the minimum requirements of ratios for a “well-capitalized” institution and does not foresee falling below required levels to issue brokered deposits. The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2009 is approximately 0.8 years.
The use of brokered CDs has been important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Demand for brokered CDs has remained robust enough to fulfill the Corporation’s needs for issuance of new and replacement transactions. For the nine-month period ended September 30, 2009, the Corporation issued $5.5 billion in brokered CDs at an average rate of 0.79% (including the rollover of short-term brokered CDs and replacement of brokered CDs called).

     The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of September 30, 2009.

Total
(In thousands)

Three months or less	$2,957,838
Over three months to six months	1,566,135
Over six months to one year	1,899,672
Over one year	1,897,331

Total	$8,320,976

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $7.5 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit also include $17.2 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to FDIC insurance coverage of up to $50 million, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $177.1 million from the balance as of December 31, 2008, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts. In Puerto Rico, the Corporation’s primary market, total deposits, excluding brokered CDs, increased by $235.4 million from the balance as of December 31, 2008, reflecting successful marketing campaigns and cross-selling initiatives. Refer to Note 10 in the accompanying unaudited financial statements for further details.
Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2009 and 2008.
Securities sold under agreements to repurchase — The Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $3.8 billion on September 30, 2009, compared with $3.4 billion at December 31, 2008. One of the Corporation’s strategies is the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost at reasonable levels. Of the total of $3.8 billion repurchase agreements outstanding as of September 30, 2009, approximately $2.4 billion consist of structured repo’s and $600 million of long-term repos. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. Certain counterparties have not been willing to enter into additional repurchase agreements and the capacity to extend the term of maturing repurchase agreements has also been reduced, however, the Corporation has been able to keep access to credit by using cost effective sources such as FED and FHLB advances. Refer to Note 12 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties recently arising from credit-quality-related write-downs in valuations with only $1.5 million of cash deposited in connection with collateralized interest rate swap agreements.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of September 30, 2009 and December 31, 2008, the outstanding balance of FHLB advances was $1.2 billion and $1.1 billion, respectively. Approximately $835.4 million of outstanding advances from the FHLB has maturities over one year. As part of its precautionary initiatives to safeguard access to credit and the low level of interest rates, the Corporation has been increasing its pledging of assets to both the FHLB and the FED, while at the same time both counterparties have been revising their credit guidelines and “haircuts” in the computation of availability of credit lines.
FED Discount window — FED initiatives to ease the credit crisis have included cuts to the discount rate, which was lowered from 4.75% to 0.50% through eight separate actions since December 2007, and adjustments to previous practices to facilitate financing for longer periods. This makes the FED Discount Window a viable source of funding given current market conditions. The Corporation participates in the BIC Program of the FED and, as of September 30, 2009, approximately $1.0 billion in pledged collateral is available for additional credit under the BIC program, including auto loans and commercial loans. As of September 30, 2009, the Corporation had $700 million outstanding in short-term borrowings from the FED Discount Window.
Credit Lines — The Corporation maintains unsecured and un-committed lines of credit with other banks. As of September 30, 2009, the Corporation’s total unused lines of credit with other banks amounted to $175 million. The Corporation has not used these lines of credit to fund its operations.
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

     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. Over the last five years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 26% at September 30, 2009. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained from GNMA Commitment Authority to issue GNMA mortgage-backed securities and under this program, the Corporation completed the securitization of approximately $262 million of FHA/VA mortgage loans into GNMA MBS. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

     Credit Ratings
     The Corporation’s credit as long-term issuer is currently rated B by Standard & Poor’s (“S&P”) and B- by Fitch Ratings Limited (“Fitch”); both with negative outlook.
     At the FirstBank subsidiary level, long-term senior debt is currently rated B1 by Moody’s Investor Service (“Moodys”), four notches below their definition of investment grade; B by S&P, and B by Fitch, both five notches below their definition of investment grade. The outlook on the Bank’s credit ratings from the three rating agencies is negative.
     The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Any future downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, any change in credit ratings may affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
     Cash Flows
     Cash and cash equivalents were $216.1 million and $445.2 million at September 30, 2009 and 2008, respectively. These balances decreased by $189.6 million and increased by $66.2 million from December 31, 2008 and 2007, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2009 and 2008.
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
     For the first nine months of 2009, net cash provided by operating activities was $195.0 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses and due to non-cash charges recorded to increase the Corporation’s valuation allowance for deferred tax assets.
     For the first nine months of 2008, net cash provided by operating activities was $142.8 million, which was higher than net income, mainly as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation expenses and amortization of placement fees, partially offset by adjustments to net income from gain on sale of investments (including the gain on the mandatory redemption of part of the Corporation’s investment in VISA in March 2008), deferred income tax benefits and a decrease in accrued interest payable.

Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and its available-for-sale and held-to-maturity investment portfolios. For the nine-month period ended September 30, 2009, net cash of $1.2 billion was used in investing activities, primarily for loan origination disbursements and purchases of available-for-sale investment securities to mitigate in part the impact of investments securities, mainly U.S. Agency debentures, called by counterparties prior to maturity and MBS prepayments. Partially offsetting these uses of cash were proceeds from sales and maturities of available-for-sale securities as well as proceeds from held-to-maturity securities called during 2009, and proceeds from loans and from MBS repayments.
     For the first nine months of 2008, net cash used in investing activities was $2.2 billion, primarily due to loan origination disbursements and purchases of MBS that provided an attractive yield given the interest rate scenario during the early part of 2008.
Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. In the first nine months of 2009, net cash provided by financing activities was $800 million due to the investment of $400 million by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program and due to the use of the FED Discount Window Program, advances from the FHLB and short-term repurchase agreements to refinance brokered CDs at a lower cost and finance the Corporation’s investing activities. Partially offsetting these cash proceeds was the payment of cash dividends and pay down of maturing borrowings, in particular brokered CDs.
     In the first nine months of 2008, net cash provided by financing activities was $2.1 billion due to an increase in the Corporation’s deposit base and a net increase in securities sold under repurchase agreements used to fund purchases of investment securities in 2008 as well as increases in FED advances. Partially offsetting these cash inflows were funds used to pay dividends.

Capital
     The Corporation’s stockholders’ equity amounted to $1.7 billion as of September 30, 2009, an increase of $150.7 million compared to the balance as of December 31, 2008, driven by the $400 million investment by the U.S. Treasury in preferred stock of the Corporation through the TARP Capital Purchase Program and an unrealized gain of $15.7 million on the fair value of available-for-sale securities recorded as part of comprehensive income. Partially offsetting this increase was the net loss of $222.0 million incurred in the first nine months of 2009 and dividends amounting to $43.1 million for the first nine months of 2009 ($13.0 million in common stock, or $0.14 per share, and $30.1 million in preferred stock).
     On July 30, 2009, the Corporation announced the suspension of dividends for common stock and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock and the dividends for the Corporation’s outstanding Series F Cumulative Preferred Stock and the Corporation’s common stock. The Corporation took this prudent action to preserve capital as the duration and depth of recessionary economic conditions is uncertain and consistent with federal regulatory guidance.
     As of September 30, 2009, First BanCorp and FirstBank Puerto Rico were in compliance with regulatory capital requirements that were applicable to them as a financial holding company, a state non-member bank and a thrift, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of September 30, 2009 and December 31, 2008, based on existing Federal Reserve and Federal Deposit Insurance Corporation guidelines. Effective July 1, the operations conducted by FirstBank Florida as a separate subsidiary were merged with and into FirstBank Puerto Rico, the Corporation’s main banking subsidiary. As part of the Corporation’s strategic planning it has been determined that business synergies would be achieved by merging FirstBank Florida with and into FirstBank Puerto Rico, which reorganization included the consolidation of FirstBank Puerto Rico’s loan production office with the former thrift banking operations of FirstBank Florida. For the last three years prior to July 1, the Corporation conducted dual banking operations in the Florida market. The consolidation of the former thrift banking operations with the loan production office resulted in FirstBank Puerto Rico having a more diversified and efficient banking operation in the form of a branch network in the Florida market. The merger allows the Florida operations to benefit by leveraging the capital position of FirstBank Puerto Rico and thereby provide it with the support necessary to grow in the Florida market.

		Banking subsidiary
	First		To be well
	BanCorp	FirstBank	capitalized
As of September 30, 2009
Total capital (Total capital to risk-weighted assets)	13.79%	13.08%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.52%	11.87%	6.00%
Leverage ratio	8.97%	8.49%	5.00%

As of December 31, 2008

Total capital (Total capital to risk-weighted assets)	12.80%	12.23%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.55%	10.98%	6.00%
Leverage ratio	8.30%	7.90%	5.00%
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
     The Corporation is well-capitalized, having sound margins over minimum well-capitalized regulatory requirements. As of September 30, 2009, the total regulatory capital ratio is 13.8% and the Tier 1 capital ratio is 12.5%. This translates to approximately $546 million and $938 million of total capital and Tier 1 capital, respectively, in excess of the total capital and Tier 1 capital well capitalized requirements of 10% and 6%, respectively.
     The Corporation’s tangible common equity ratio stands at 3.62% as of September 30, 2009, compared to 4.87% as of December 31, 2008, and the Tier 1 common equity to risk-weighted assets ratio as of September 30, 2009 was 4.51% compared to 5.92% as of December 31, 2008.
     The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible Assets are total assets less goodwill and core deposit intangibles. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended September 30, 2009 and December 31, 2008, respectively.

	September 30,	December 31,
(In thousands)	2009	2008

Total equity per consolidated financial statements	$1,698,843	$1,548,117
Preferred equity	(927,374)	(550,100)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(17,297)	(23,985)

Tangible common equity	$726,074	$945,934

Total assets per consolidated financial statements	$20,081,185	$19,491,268
Goodwill	(28,098)	(28,098)
Core deposit intangible	(17,297)	(23,985)

Tangible assets	$20,035,790	$19,439,185
Common shares outstanding	92,543	92,546

Tangible common equity ratio	3.62%	4.87%
Tangible book value per common share	$7.85	$10.22
     The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities, by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by U.S. generally accepted accounting principles, or GAAP, or on a recurring basis by applicable bank regulatory requirements. However, this ratio was used by the Federal Reserve in connection with its stress test administered to the 19 largest U.S. bank holding companies under the Supervisory Capital Assessment Program (“SCAP”), the results of which were announced on May 7, 2009. Management is currently monitoring this ratio, along with the other ratios set forth in the table above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors.

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	September 30,	December 31,
(In thousands)	2009	2008

Total equity per consolidated financial statements	$1,698,843	$1,548,117
Qualifying preferred stock	(927,374)	(550,100)
Unrealized gain on available-for-sale securities (1)	(73,095)	(57,389)
Disallowed deferred tax asset (2)	(1,721)	(69,810)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(17,297)	(23,985)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	(1,647)	(3,473)
Other disallowed assets	(514)	(508)

Tier 1 common equity	$649,097	$814,754

Total risk-weighted assets	$14,394,968	$13,762,378

Tier 1 common equity to risk-weighted assets ratio	4.51%	5.92%

(1)	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

(2)	Approximately $112 million of the Corporation’s deferred tax assets at September 30, 2009 (December 31, 2008 — $58 million) were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $2 million of such assets at September 30, 2009 (December 31, 2008 — $70 million) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital.According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital.
Approximately $6 million of the Corporation’s other net deferred tax liability at September 30, 2009 (December 31, 2008 — $0) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2009, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.6 billion and $102.9 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

     Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2009
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit (1)	$8,953,779	$6,908,782	$1,734,772	$303,436	$6,789
Loans payable	700,000	700,000	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	3,782,134	1,382,134	1,400,000	700,000	300,000
Advances from FHLB	1,200,440	365,000	617,000	218,440	—
Notes payable	26,531	—	13,391	—	13,140
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$14,894,843	$9,355,916	$3,765,163	$1,221,876	$551,888

Commitments to sell mortgage loans	$77,152	$77,152

Standby letters of credit	$102,920	$102,920

Commitments to extend credit:
Lines of credit	$1,174,005	$1,174,005
Letters of credit	55,190	55,190
Commitments to originate loans	343,766	343,766

Total commercial commitments	$1,572,961	$1,572,961

(1)	Includes $7.5 billion of brokered CDs generally sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits and $17.2 million in CDARS.
     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for the rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. The funding needs of customers have not significantly changed as a result of the latest market disruptions. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2008.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of September 30, 2009, under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of September 30, 2009 amounted to approximately $64.5 million. The position of the Corporation with respect to the recovery of the collateral, after discussion with its outside legal counsel, is that at all times title to the collateral has been vested in the Corporation and that, therefore, this collateral should not, for any purpose, be considered property of the bankruptcy estate available for distribution among Lehman’s creditors. . In this regard the Corporation, together with its outside legal counsel, is evaluating courses of action it may pursue in its attempt to recover the collateral. On January 30, 2009, the Corporation filed a customer claim with the trustee and at this time the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. As additional relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing during the second quarter of 2009.
     Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability in profitability under varying interest rate environments. The MIALCO oversees interest rate risk and meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives.
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
     The following table presents the results of the simulations as of September 30, 2009 and December 31, 2008. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities elected to be measured at fair value:

	September 30, 2009				December 31, 2008
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

+ 200 bps ramp	$1.8	0.36%	$1.4	0.28%	$6.5	1.39%	$6.4	1.29%
- 200 bps ramp	$(23.7)	(4.72)%	$(32.1)	(6.31)%	$(12.8)	(2.77)%	$(15.5)	(3.15)%
     The Corporation’s loan and investment portfolios are subject to prepayment risk, which results from the ability of a third party to repay their debt obligations prior to maturity. In a rising rate scenario, the prepayment risk in our U.S. government agency fixed-rate MBS portfolio is expected to decrease substantially.
     A recent drop in mortgage prepayments, as well as future prepayments estimates, suggests longer expected lives of MBS than estimated earlier in the year, which in turn places the Corporation’s balance sheet in a liability-sensitive position in terms of interest rate risk. In an effort to mitigate such risk, and taking advantage of favorable market valuations, approximately $613 million of 30-year U.S. Agency MBS and $98 million of (7 — 10 Year) US Treasury Notes were sold during the third quarter of 2009. In addition, during 2009, the Corporation has continued to change the mix of its funding sources to better match the expected lengthening in the average life of the investment portfolio. Current short-term rates on repurchase agreements, FHLB advances, in conjunction with the participation in the BIC program of the FED, which allows the pledging of loans as collateral for borrowings at the FED Discount Window, allowed the Corporation to increase the use of these low-cost funding sources. Proceeds from prepayments on mortgage-backed securities have been re-invested in instruments with shorter durations, such as U.S. agency callable debentures with contractual maturities ranging from two to three years and 15-Years U.S. agency MBS.
     Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a growing balance sheet scenario, is estimated to slightly increase by $1.4 million in a gradual parallel upward move of 200 basis points. Assuming parallel shifts in interest rates, the Corporation’s net interest income would decrease in rising rates scenarios over a five-year modeling horizon.
     In order to comply with First BanCorp’s risk management policies, we continue modeling the downward “parallel” rates moves by anchoring the short end of the curve,

(falling rates with a flattening curve), even though, given the current level of rates as of September 30, 2009, some market interest rates were projected to be zero. Under this scenario, where a considerable spread compression is projected, net interest income for the next twelve months in a growing balance sheet scenario is estimated to decrease by $32.1 million.
     The Corporation used the gap analysis tool to evaluate the potential effect of rate shocks on income over the selected time-periods. The gap report as of September 30, 2009 showed a negative cumulative gap for 3 month of $151.3 million and a negative cumulative gap of $683.4 million for 1 year, compared to positive cumulative gaps of $2.1 billion and $1.4 billion for 3 months and 1 year, respectively, as of December 31, 2008. Gap management is a dynamic process, through which the Corporation makes active adjustments to maintain sound and prudent interest rate risk exposures
Derivatives
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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. However, most of these interest rate swaps were called during 2009, in the face of lower interest rate levels, and as a consequence the Corporation exercised its call option on the swapped-to-floating brokered CDs.
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

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of (Loss) Income, refer to Note 8 in the accompanying unaudited consolidated financial statements.
The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

Nine-month period ended
(In thousands)	September 30, 2009

Fair value of contracts outstanding at the beginning of the period	$(495)
Fair value of new contracts at inception	(35)
Contracts terminated or called during the period	(5,198)
Changes in fair value during the period	2,459

Fair value of contracts outstanding as of September 30, 2009	$(3,269)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value

As of September 30, 2009

Pricing from observable market inputs	$(825)	$50	$(712)	$(4,249)	$(5,736)
Pricing that consider unobservable market inputs	—	—	—	2,467	2,467

	$(825)	$50	$(712)	$(1,782)	$(3,269)

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
     As of September 30, 2009, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
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
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of September 30, 2009 and December 31, 2008.

		As of September 30, 2009
			Total			Accrued
(In thousands)			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Values	(Payable)

Interest rate swaps with rated counterparties:

JP Morgan	A+	$67,726	$521	$(4,982)	$(4,461)	$—
Credit Suisse First Boston	A+	49,446	4	(1,161)	(1,157)	—
Goldman Sachs	A	6,515	446	—	446	—
Morgan Stanley	A	109,928	272	—	272	—

		233,615	1,243	(6,143)	(4,900)	—

Other derivatives (3)		290,076	2,823	(1,192)	1,631	(260)

		$523,691	$4,066	$(7,335)	$(3,269)	$(260)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several Puerto Rico counterparties for wich a credit rating in not readily available. Approximately $2.5 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank.

		As of December 31, 2008
			Total			Accrued
(In thousands)			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Values	(Payable)

Interest rate swaps with rated counterparties:

Wachovia	AA-	$16,570	$41	$—	$41	$108
Merrill Lynch	A	230,190	1,366	—	1,366	(106)
UBS Financial Services, Inc.	A+	14,384	88	—	88	179
JP Morgan	A+	531,886	2,319	(5,726)	(3,407)	1,094
Credit Suisse First Boston	A+	151,884	178	(1,461)	(1,283)	512
Citigroup	A+	295,130	1,516	(1)	1,515	2,299
Goldman Sachs	A	16,165	597	—	597	158
Mortgan Stanley	A	107,450	735	—	735	59

		1,363,659	6,840	(7,188)	(348)	4,303

Other derivatives (3)		332,634	1,170	(1,317)	(147)	(203)

		$1,696,293	$8,010	$(8,505)	$(495)	$4,100

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several Puerto Rico counterparties for wich a credit rating in not readily available. Approximately $0.8 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank.
     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.7 million as of

September 30, 2009, of which an unrealized loss of $1.4 million was recorded in the nine months of 2009 and an immaterial unrealized gain of $13,000 was recorded in the first nine months of 2008. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to the “Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, and quality control procedures and an established delinquency committee. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, there are Loan Workout functions responsible for avoiding defaults and minimizing losses upon default of commercial and construction loans. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
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

Allowance for Loan and Lease Losses and Non-performing Assets
Allowance for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to provide for estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Corporation’s management evaluates the adequacy of the allowance for loan losses considering factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies, and the resulting impact of the current conditions of these economies on the Corporation’s loan portfolio, historical loan and lease losses experience, the results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement. The Corporation takes into consideration information about trends on non-accrual loans, delinquencies, changes in underwriting policies, and other risk characteristics relevant to the particular loan category, among other factors. Although management believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States, the U.S.VI or British VI may contribute to delinquencies and defaults, thus necessitating additional reserves.
     The allowance for loan and lease losses is established based on management’s evaluation of the probable inherent losses in the portfolio. The allowance for loan and lease losses is comprised of both specific valuation allowances and general valuation allowances.
     The Corporation measures impairment individually for those commercial and construction loans with a principal balance of $1 million or more. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A specific reserve is determined for those loans classified as impaired, primarily based on each such loan’s collateral value (if the impaired loan is determined to be collateral dependent) or the present value of expected future cash flows discounted at the loan’s effective interest rate. When foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are updated periodically thereafter. In addition, appraisals are also obtained for certain residential mortgage loans and real estate loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Deficiencies from the excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral are generally charged-off.
     For loans individually reviewed and not determined to be impaired and for small, homogeneous loans, including auto loans, consumer loans, finance lease loans, residential mortgage, commercial and construction loans in amounts under $1.0 million, the Corporation maintains general valuation allowances. The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, and other environmental factors such as economic forecasts. The evaluation of residential mortgages is performed at the individual loan level and then aggregated to determine the expected loss ratio. The model is based on risk-adjusted prepayment curves, default curves, and severity curves. The severity is affected by the expected house price scenario based on the most recent house price historical trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs are used in the model and are risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and Gross Product (GP) or unemployment data for the geographical region. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires losses be accrued when they are probable of occurring and estimable.
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that the real estate market is experiencing readjustments in value driven by the deteriorated purchasing power of consumers and general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following the regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate has experienced a very slow turnaround.

     The following tables set forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2009	2008	2009	2008

Allowance for loan and lease losses, beginning of period	$407,746	$222,272	$281,526	$190,168

Provision for loan and lease losses:
Residential mortgage	6,896	942	36,804	8,801
Commercial mortgage	19,432	4,161	48,995	1,277
Commercial and Industrial	44,609	3,239	118,154	33,426
Construction	56,883	26,869	200,050	41,192
Consumer and finance leases	20,270	20,108	38,668	57,739

Total provision for loan and lease losses	148,090	55,319	442,671	142,435

Charge-offs:
Residential mortgage	(10,955)	(1,649)	(21,446)	(4,017)
Commercial mortgage	(5,263)	(1,714)	(19,983)	(1,898)
Commercial and Industrial	(6,491)	(4,675)	(27,876)	(20,259)
Construction	(47,374)	(1,176)	(138,755)	(7,487)
Consumer and finance leases	(16,918)	(18,355)	(52,776)	(52,896)

	(87,001)	(27,569)	(260,836)	(86,557)

Recoveries:
Residential mortgage	73	—	73	—
Commercial mortgage	—	—	—	—
Commercial and Industrial	876	95	1,107	826
Construction	50	154	61	154
Consumer and finance leases	1,650	2,168	6,882	5,413

	2,649	2,417	8,123	6,393

Net charge-offs	(84,352)	(25,152)	(252,713)	(80,164)

Other adjustments (1)	—	8,731	—	8,731

Allowance for loan and lease losses, end of period	$471,484	$261,170	$471,484	$261,170

Allowance for loan and lease losses to period end total loans receivable	3.43%	2.06%	3.43%	2.06%
Net charge-offs (annualized) to average loans outstanding during the period	2.53%	0.80%	2.52%	0.88%
Provision for loan and lease losses to net charge-offs during the period	1.76x	2.20x	1.75x	1.78x

(1)	Carryover of the allowance for loan losses related to the $218 million auto loan portfolio acquired from Chrysler.
     The following table set forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

	As of		As of
	September 30, 2009		December 31, 2008
(In thousands)	Amount	Percent	Amount	Percent

Residential mortgage loans	$30,446	26%	$15,016	27%
Commercial mortgage loans	46,790	11%	17,775	12%
Construction loans	144,838	12%	83,482	12%
Commercial and Industrial loans (including loans to local financial institutions)	165,740	37%	74,358	33%
Consumer loans and finance leases	83,670	14%	90,895	16%

	$471,484	100%	$281,526	100%

     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of September 30, 2009 and December 31, 2008 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

	As of September 30, 2009
			Comercial	Residential	Consumer and
	Construction	C&I	Mortgage	Mortgage	Finance
(Dollars in thousands)	Loans	Loans	Loans	Loans	Leases	Total

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$160,163	$51,087	$64,102	$330,917	$—	$606,269

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	501,268	231,739	123,034	63,271	—	919,312
Allowance for loan and lease losses	65,876	60,663	20,929	2,488	—	149,956
Allowance for loan and lease losses to principal balance	13.14%	26.18%	17.01%	3.93%	0.00%	16.31%

Loans with general allowance
Principal balance of loans	909,020	4,784,746	1,355,798	3,199,965	1,955,161	12,204,690
Allowance for loan and lease losses	78,962	105,077	25,861	27,958	83,670	321,528
Allowance for loan and lease losses to principal balance	8.69%	2.20%	1.91%	0.87%	4.28%	2.63%

Total portfolio, excluding loans held for sale
Principal balance of loans	$1,570,451	$5,067,572	$1,542,934	$3,594,153	$1,955,161	$13,730,271
Allowance for loan and lease losses	144,838	165,740	46,790	30,446	83,670	471,484
Allowance for loan and lease losses to principal balance	9.22%	3.27%	3.03%	0.85%	4.28%	3.43%

	As of December 31, 2008
			Comercial	Residential	Consumer and
	Construction	C&I	Mortgage	Mortgage	Finance
(Dollars in thousands)	Loans	Loans	Loans	Loans	Leases	Total

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$22,809	$55,238	$18,359	$19,909	$—	$116,315

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	257,831	79,760	47,323	—	—	384,914
Allowance for loan and lease losses	56,330	18,343	8,680	—	—	83,353
Allowance for loan and lease losses to principal balance	21.85%	23.00%	18.34%	0.00%	0.00%	21.65%

Loans with general allowance
Principal balance of loans	1,246,355	4,290,450	1,470,076	3,461,416	2,108,363	12,576,660
Allowance for loan and lease losses	27,152	56,015	9,095	15,016	90,895	198,173
Allowance for loan and lease losses to principal balance	2.18%	1.31%	0.62%	0.43%	4.31%	1.58%

Total portfolio, excluding loans held for sale
Principal balance of loans	$1,526,995	$4,425,448	$1,535,758	$3,481,325	$2,108,363	$13,077,889
Allowance for loan and lease losses	83,482	74,358	17,775	15,016	90,895	281,526
Allowance for loan and lease losses to principal balance	5.47%	1.68%	1.16%	0.43%	4.31%	2.15%
     Provision for Loan and Lease Losses
     Credit quality has continued to be under pressure throughout 2009. The Corporation has consistently added reserves across the entire loan portfolio during the weak economic environment. Higher delinquencies, declines in real estate values, recent trends in charge-offs and sustained weak economic conditions have caused increases in reserve factors for classified and unclassified loans under regulatory guidance.
     The provision for loan and lease losses amounted to $148.1 million, or 176% of net charge-offs, for the third quarter of 2009, an increase of $92.8 million compared to the $55.3 million provision, or 220% of net charge-offs, recorded for the third quarter of 2008. For the nine-month period ended September 30, 2009, the provision for loan and lease losses amounted to $442.7 million compared to $142.4 million for the comparable period in 2008. The increase in the provision for loan and lease losses is mainly attributable to the following: i) the migration of a substantial portion of loans to higher regulatory risk categories, such as substandard and special mention, thus requiring higher general or specific reserves (if also considered impaired); ii) changes in reserve factors used to determine the general reserve for the Corporation’s construction, commercial and residential mortgage loan portfolios; and iii) specific reserves for some of these loans classified as impaired during 2009. The overall growth of the loan portfolio also contributed to a higher provision for loan and lease losses during 2009.
     Even though the deterioration in credit quality was observed in all of the Corporation’s portfolios, it was more significant in the construction and commercial loan portfolios, which were affected by the stagnant housing market and further deterioration in the economies of the markets served. The provision for loan losses for the construction and commercial portfolios increased $158.9 million and $132.4 million (an increase of $84.7 million in C&I loans and $47.7 million in commercial mortgage loans), respectively, for the nine-month period ended September 30, 2009 as compared to the comparable period in 2008. As mentioned above, the increase was mainly driven by the migration of a substantial portion of construction and commercial loans to higher regulatory risk categories which resulted in increases to the calculated reserve, increases in specific reserves for construction and commercial loans considered impaired, and increases to general reserve factors for these portfolios mainly to account for increases in the charge-offs and delinquency levels of these portfolios (refer to methodology explanations above). The provision for residential mortgages also increased significantly for the nine-month period ended September 30, 2009 as compared to the same period in 2008, an increase of $28 million, mainly as a result of increases to general reserve factors based on updated analyses and as a result of a higher portfolio of delinquent loans evaluated for impairment purposes that was negatively impacted by decreases in collateral values.
     In terms of geography, approximately $92.9 million, $22.8 million, and $114.1 million of the total provision for loan and lease losses recorded for the nine-month period ended September 30, 2009 is related to construction loans, commercial mortgage loans, and C&I loans in Puerto Rico, respectively, while $32.8 million pertains to the consumer and finance leases portfolio in Puerto Rico, and $24.3 million to the residential mortgage portfolio for a total provision of $286.9 million recorded for the Puerto Rico portfolio. The continued trend of rising unemployment and the depressed economy negatively impacted borrowers and is reflected in a persistent decline in the volume of sales of new housing, underperformance of important sectors of the economy and continued deterioration of loan credit quality.
     With respect to the United States loan portfolio, the Corporation recorded a $133.1 million provision for the nine-month period ended September 30, 2009, or $95.6 million higher than the provision recorded in the same period of 2008. Most of the provision is related to construction and commercial mortgage loans. The increase in the provision, compared to charges recorded in the prior year period, is attributable to increases in specific reserves for loans individually measured for impairment, including significant collateral dependent loans that were subsequently charged-off to their collateral value during 2009. Impaired loans in the United States increased from $210.1 million at December 31, 2008 to $540.4 million in September 30, 2009. As of September 30, 2009, approximately 88%, or $358.7 million of the total exposure to construction loans in Florida was individually measured for impairment.
     The provision for loan and lease losses for the Virgin Islands portfolio was $22.7 million for the nine-month period ended September 30, 2009 compared to $10.8 million for the same period in 2008. The increase in the recorded provision for the nine-month period ended September 30, 2009 is mostly related to construction loans in the Virgin Islands which is $13.0 higher than for the same period in 2008.
Net Charge-offs and Total Credit Losses
     The Corporation’s net charge-offs for the third quarter and nine-month period ended September 30, 2009 were $84.4 million, or 2.53%, of average loans on an annualized basis and $252.7 million or 2.52% of average loans on an annualized basis, respectively, compared to $25.1 million or 0.80% of average loans and $80.2 million or 0.88% of average loans, respectively, for the comparable periods in 2008. The significant increase is due mainly to the accelerated deterioration in the collateral values of construction loans, primarily in the Florida region. Florida’s economy has been hampered by a deteriorated housing market since the second half of 2007. The overbuilding in the face of waning demand, among other things, caused a decline in the housing prices. The Corporation had been obtaining appraisals and increasing its reserve, as necessary, with expectations for a gradual housing market recovery. Nonetheless, the passage of time increased the possibility that the recovery of the market will not be in the near term. For these reasons, the Corporation decided to charge-off during 2009 collateral deficiencies for a significant amount of collateral dependent loans based on current appraisals obtained. The deficiencies in the collateral raised doubts about the potential to collect the principal. The Corporation is engaged in continuous efforts to identify alternatives that enable borrowers to repay their loans and protect the Corporation’s investment.
     The increase of $46.3 million in net charge-offs for construction loans to $47.3 million for the quarter ended September 30, 2009, compared to $1.0 million for the same quarter in the previous year, was related to the Corporation’s Florida and Puerto Rico operations. The net charge-offs for construction loans recorded for the Puerto Rico operations amounted to $17.9 million for the quarter and $44.3 million for the nine-months ended September 30, 2009, while for the United States operations these amounts were $29.4 million and $94.4 million, respectively. Condo-conversion and residential development projects in Florida continued to represent a significant portion of the losses for the third quarter of 2009 and accounted for the majority of the significant construction loan charge-offs recorded for the nine-month period ended September 30, 2009. During the third quarter of 2009 there were $19.0 million, $5.3 million and $5.1 million in net charge-offs related to condo-conversion, residential and commercial construction projects in Florida, respectively. Also, net charge-offs of $17.9 million were recorded in connection with the construction loan portfolio in Puerto Rico, mainly residential housing projects, including charge-offs of $14.0 million on two relationships. These relationships were previously identified problem credits with prior appropriate reserves established based on impairment analyses.
     Commercial mortgage loans net charge-offs for the third quarter of 2009 were $5.3 million, or an annualized 1.35%, an increase of $3.6 million as compared to $1.7 million or an annualized 0.50% for the third quarter of 2008. Commercial mortgage loans net charge-offs for the nine-month period ended September 30, 2009, were $19.9 million, an increase of $18.1 million as compared to $1.9 million for same period of 2008. The charge-offs were spread through several loans, distributed across our geographic markets.

     Total C&I net charge-offs for the third quarter of 2009 were $5.6 million, or an annualized 0.49%, compared to $4.6 million, or an annualized 0.45% in the third quarter of 2008. C&I net charge-offs for the nine-month period ended September 30, 2009, were $26.8 million, an increase of $7.3 million as compared to $19.4 million for same period of 2008. C&I net charge-offs in the third quarter of 2009 were impacted by a charge-off of $4.7 million on a single relationship in Puerto Rico. The C&I net charge-offs for the nine-month period of 2009 are related to loans to borrowers in several industries in Puerto Rico.
     Residential mortgage net charge-offs for the third quarter of 2009 were $10.9 million, or an annualized 1.21% of related average loans. This was up by $9.3 million, from $1.6 million, or an annualized 0.19%, in the third quarter of 2008. Total residential net charge offs for the nine-month period ended September 30, 2009 were $21.4 million, an increase of $17.4 million compared to $4.0 million for the same period in 2008. The higher loss levels for the third quarter of 2009 were a result of $8.4 million in charge-offs (including $6.0 million in Florida) on residential mortgage loan portfolios considered homogeneous and evaluated for impairment given high delinquency and loan-to-value levels, which has been negatively impacted by decreases in collateral values. Total residential mortgage loan portfolios evaluated for impairment purposes amounted to $291.5 million as of September 30, 2009 and have been charged-off to their realizable value, representing approximately 66% of the total non-performing residential mortgage loan portfolio outstanding as of September 30, 2009. Historical and expected loss rates are considered when establishing the levels of general reserves for the residential mortgage loan portfolio. The ratio of net charge-offs to average loans on the Corporation’s residential mortgage loan portfolio of 1.21% for the quarter ended September 30, 2009 is still lower than the approximately 2.3% average charge-off rate for commercial banks in the U.S. mainland reported for the second quarter of 2009. The Puerto Rico housing market has not seen the dramatic decline in housing prices that affected the U.S. mainland; however, there is currently an oversupply of housing units compounded by a lower demand for housing due to diminished consumer purchasing power and confidence. The variance in net charge-offs for the nine-month period ended September 30, 2009 compared to the same period of 2008 is influenced by the same factors that caused the variance when comparing the third quarter of 2009 to the same period in 2008. In addition, a portion of the charge-offs for the residential mortgage loan portfolio was related to a higher volume of foreclosed properties acquired in satisfaction of loans during 2009 and subsequent sales (within a 3-month period or less) at lower prices due to the Corporation’s intent not to accumulate REO inventory.
     Total consumer and finance leases net charge-offs in the third quarter of 2009 were $15.3 million, or an annualized 3.09%, compared to net charge-offs of $16.2 million, or annualized 2.98%, for the third quarter of 2008. Net charge-offs for the third quarter of 2009 were down on an absolute basis from net charge-offs for the third quarter of 2008. However, as a result of a 9% decline in average loans, annualized net charge-offs as a percent of related loans increased. Consumer and finance leases charge-offs for the nine-month period ended September 30, 2009 were $45.9 slightly below net charge-offs of $47.5 million for the same period in 2008.

The following table presents annualized charge-offs to average loans held-in-portfolio:

	For the Quarter Ended		For the Nine-Month Period Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Residential mortgage	1.21%	0.19%	0.81%	0.16%

Commercial mortgage	1.35%	0.50%	1.73%	0.19%

Commercial and Industrial	0.49%	0.45%	0.76%	0.64%

Construction	11.80%	0.27%	11.61%	0.66%

Consumer loans and finance leases	3.09%	2.98%	3.02%	3.04%

Total loans	2.53%	0.80%	2.52%	0.87%
     The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.
     The following table presents charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
PUERTO RICO:

Residential mortgage	0.66%	0.18%	0.65%	0.18%

Commercial mortgage	1.15%	0.79%	0.83%	0.30%

Commercial and Industrial	0.54%	0.38%	0.75%	0.33%

Construction	7.23%	0.55%	6.36%	0.22%

Consumer and finance leases	2.97%	2.93%	2.89%	3.03%

Total loans	1.64%	0.88%	1.58%	0.79%

VIRGIN ISLANDS:

Residential mortgage	0.10%	0.00%	0.11%	0.03%

Commercial mortgage	0.00%	0.00%	3.57%	0.00%

Commercial and Industrial (1)	-0.69%	0.15%	0.83%	9.12%

Construction	0.00%	0.00%	0.00%	0.00%

Consumer and finance leases	3.79%	3.39%	3.51%	3.24%

Total loans	0.33%	0.50%	0.87%	1.78%

FLORIDA OPERATIONS:

Residential mortgage	6.26%	0.47%	2.66%	0.18%

Commercial mortgage	1.92%	0.00%	3.19%	0.00%

Commercial and Industrial	0.00%	7.73%	2.14%	2.99%

Construction	27.23%	0.00%	26.05%	1.36%

Consumer and finance leases	6.77%	3.98%	7.31%	4.26%

Total loans	10.93%	0.45%	10.71%	0.85%

(1)	For the third quarter of 2009, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.

     Total credit losses (equal to net charge-offs plus losses on REO operations) for the third quarter and nine-month period ended September 30, 2009 amounted to $89.4 million and $269.7 million, or 2.67% and 2.68% on an annualized basis to average loans and repossessed assets, respectively, in contrast to credit losses of $30.8 million, or a loss rate of 0.98%, for the third quarter of 2008 and $92.2 million, or a loss rate of 1.00% for the first nine months of 2008.

     The following table presents a detail of the REO inventory and credit losses for the periods indicated:
Credit Loss Performance

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)

REO
REO balances, carrying value:
Residential	$33,831	$17,361	$33,831	$17,361
Commercial	17,093	1,536	17,093	1,536
Condo-conversion projects	8,000	18,591	8,000	18,591
Construction	8,569	2,934	8,569	2,934

Total	$67,493	$40,422	$67,493	$40,422

REO activity (number of properties):
Beginning property inventory,	215	119	155	87
Properties acquired	83	39	207	113
Properties disposed	(45)	(24)	(109)	(66)

Ending property inventory	253	134	253	134

Average holding period (in days)
Residential	194	191	194	191
Commercial	120	246	120	246
Condo-conversion projects	552	208	552	208
Construction	257	134	257	134

	226	197	226	197

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:

Residential	$(2,777)	$(2,261)	$(7,886)	$(3,106)
Commercial	(145)	(499)	(588)	(1,168)
Condo-conversion projects	—	—	(1,500)	—
Construction	(600)	(302)	(1,565)	(324)

	(3,522)	(3,062)	(11,539)	(4,598)

Other REO operations expenses	(1,493)	(2,564)	(5,477)	(7,456)

Net Loss on REO operations	$(5,015)	$(5,626)	$(17,016)	$(12,054)

CHARGE-OFFS
Residential:
Residential charge-offs, net	(10,882)	(1,649)	(21,373)	(4,017)

Commercial:
Commercial charge-offs, net	(10,878)	(6,294)	(46,752)	(21,331)

Construction:
Construction charge-offs, net	(47,324)	(1,022)	(138,694)	(7,333)

Consumer:
Consumer and finance leases charge-offs, net	(15,268)	(16,187)	(45,894)	(47,483)

Total charge-offs:

Total charge-offs, net	(84,352)	(25,152)	(252,713)	(80,164)

TOTAL CREDIT LOSSES (1)	$(89,367)	$(30,778)	$(269,729)	$(92,218)

LOSS RATIO PER CATEGORY (2):

Residential	1.50%	0.45%	1.10%	0.29%
Commercial	0.72%	0.50%	1.01%	0.56%
Construction	11.84%	0.35%	11.75%	0.68%
Consumer	3.08%	2.97%	3.00%	3.06%

TOTAL CREDIT LOSS RATIO (3)	2.67%	0.98%	2.68%	1.00%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

Impaired Loans
     As of September 30, 2009 and December 31, 2008, impaired loans and their related allowance were as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	(In thousands)

Impaired loans with valuation allowance, net of charge-offs	$919,312	$384,914
Impaired loans without valuation allowance, net of charge-offs	606,269	116,315

Total impaired loans	$1,525,581	$501,229

Allowance for impaired loans	$149,956	$83,353
     The loans that were classified as impaired during the first nine months of 2009 totaled approximately $1.2 billion, which required a specific reserve of $114.0 million. Partially offsetting the increase in impaired loans were charge-offs of approximately $68.8 million related to the $1.2 billion loans classified as impaired during 2009 and charge-offs of approximately $115.6 million associated with impaired loans identified prior to 2009. Other decreases include collateral repossessions (mainly in Florida), loans paid in full, partial payments and loans sold.
     Approximately $93.5 million, or 51%, of the charge-offs of impaired loans recorded during 2009 are related to the construction loan portfolio in Florida and $44.2 million, or 24%, are related to the construction loan portfolio in Puerto Rico.
     The following table sets forth an analysis of the activity in the allowance for impaired loans for the nine-month period ended September 30, 2009:

	For the nine-month period ended September 30, 2009
	Construction	Commercial	Comercial Mortgage	Residential Mortgage
	Loans	Loans	Loans	Loans	Total
(In thousands)
Allowance for impaired loans, beginning of period	$56,330	$18,343	$8,680	$—	$83,353
Provision for impaired loans	147,314	61,640	31,174	10,902	251,030
Charge-offs	(137,768)	(19,320)	(18,925)	(8,414)	(184,427)

Allowance for impaired loans, end of period	$65,876	$60,663	$20,929	$2,488	$149,956

     Given the present economic outlook in the Corporation’s principal markets and in spite of the actions taken, the Corporation may experience further deterioration in its portfolios, which may result in higher credit losses and additions to reserve balances.

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
     Commercial and Construction Loans — The Corporation places commercial loans (including commercial real estate and construction loans) in non-accruing status when interest and principal have not been received for a period of 90 days or more or when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of principal or interest is not expected due to deterioration in the financial condition of the borrower. Cash payments received on certain loans that are impaired and collateral dependent are recognized when collected in accordance with the contractual terms of the loans. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to principal. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral.
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
     The following table presents non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Non-accruing loans:

Residential mortgage	$439,720	$274,923
Commercial mortgage	196,708	85,943
Commercial and Industrial	240,424	58,358
Construction	609,865	116,290
Finance leases	4,744	6,026
Consumer	47,360	45,635

	1,538,821	587,175

REO	67,493	37,246

Other repossessed property	13,338	12,794

Investment securities (1)	64,543	—

Total non-performing assets	$1,684,195	$637,215

Past due loans 90 days and still accruing	$243,894	$471,364

Non-performing assets to total assets	8.39%	3.27%

Non-accruing loans to total loans receivable	11.21%	4.49%

Allowance for loan and lease losses	$471,484	$281,526

Allowance to total non-accruing loans	30.64%	47.95%

Allowance to total non-accruing loans, excluding residential real estate loans	42.90%	90.16%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.

     Total non-performing assets as of September 30, 2009 were $1.68 billion, compared to $637.2 million as of December 31, 2008. The increase in non-performing assets since December 31, 2008 was led by an increase of $537.0 million in loans classified as non-performing in Puerto Rico, including increases of $181.0 million in construction loans, $173.5 million in C&I loans, $120.9 million in residential mortgage loans and $60.5 million in commercial mortgage loans. In Florida, non-performing loans increased by $401.4 million, including increases of $314.0 million in construction loans, $45.3 million in residential mortgage loans and $40.3 million in commercial mortgage loans. In the Virgin Islands, non-performing loans increased by $13.2 million, mainly commercial mortgage loans.
     Also, during 2009, the Corporation classified as non-performing investment securities with a book value of $64.5 million that were pledged to Lehman Brothers Special Financing, Inc., in connection with several interest rate swap agreements entered into with that institution. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing. Other increases in non-performing assets mainly consist of additions to the real estate owned portfolio, which increased by $30.2 million.
     Total non-performing assets in Puerto Rico amounted to $1.1 billion as of September 30, 2009, compared to $512.6 million as of December 31, 2008. The increase is primarily related to the increase of $181 million in non-performing construction loans, $173.5 million in C&I loans and $120.9 million in residential mortgage loans. The increase in construction non-performing loans, which accounted for 34% of the increase in non-performing loans in Puerto Rico, was primarily associated with residential housing units’ construction projects. There were seven construction loans greater than $10 million in non-accrual status as of September 30, 2009, compared to two as of December 31, 2008, including a $65 million relationship related to a high rise residential project classified as non-accrual during the third quarter of 2009. The Corporation is evaluating restructuring alternatives to mitigate losses and enable borrowers to repay their loans under revised terms seeking to preserve the value of the Corporation’s interests over the long-term. The increase in C&I non-performing loans reflects the continued stress in the Puerto Rico portfolio as a result of further weakened economic conditions. There were four C&I loans greater than $10 million in non-accrual status as of September 30, 2009, compared to none as of December 31, 2008. In the aggregate these four relationships accounted for $103 million or 60% of the increase in C&I non-performing loans in Puerto Rico when compared to the balance at December 31, 2008. Since December 31, 2008, non-performing residential mortgage loans in Puerto Rico increased by $120.9 million, reflecting the weakened economic conditions in Puerto Rico and the continued trend of higher unemployment rates affecting consumers. Additionally, $33.8 million of the increase in non-performing residential mortgage loans relates to loans acquired in the previously explained transaction with R&G.
     The main reason for the increase in non-performing assets of the Florida operations was the construction loan portfolio. As of September 30, 2009, the Corporation classified approximately $355.0 million, net of charge-offs, as non-performing construction loans in the state of Florida, an increase of $313.9 million compared to $41.1 million as of December 31, 2008. There were twelve construction loans, in the state of Florida, greater than $10 million in non-accrual status as of September 30, 2009, compared to one as of December 31, 2008. Collateral deficiencies on these loans may raise doubts about the ultimate ability to collect on the principal in the current economic environment, however, at the close of the third quarter of 2009, approximately $186 million of the loans comprising the increase in non-performing construction loans in Florida were current or had delinquencies of less than 90 days in their interest payments and collections are recorded on a cash basis going forward. As sales continue to lag, some borrowers reverted to rental projects. In some cases, cash collections cover interest plus property taxes, insurance and other operating costs associated with the projects.
     The consumer and finance leases non-performing loan portfolio remained relatively flat at $52.1 million as of September 30, 2009 when compared to $51.7 million as of December 31, 2008. This portfolio showed signs of stability and benefited from changes in underwriting standards implemented in late 2005. The consumer loan portfolio with an average life of approximately four years has been replenished by new originations under the revised standards.
     The allowance to non-performing loans ratio as of September 30, 2009 was 30.64%, compared to 47.95% as of December 31, 2008. The decrease in the ratio is attributable in part to non-performing collateral dependent loans that are evaluated individually for impairment that, after charging-off $170.7 million in the nine-month period ended September 30, 2009 representing the excess of the recorded investment in the loan over the fair value of the collateral, reflected limited impairment or no impairment at all, and other impaired loans that did not require specific reserves based on collateral values or cash flows projections analyses performed. Also 17% of the increase in non-performing loans since December 31, 2008 is related to residential mortgage loans, mainly in Puerto Rico, where the Corporation’s loan loss experience has been comparatively low due to, among other things, the Corporation’s conservative underwriting practices and loan-to-value ratios, thus requiring a lower general reserve as compared to other portfolios. This increase includes $33.8 million of non-performing residential mortgage loans attributable to the previously explained transaction with R&G.
     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, the restructure or loan modification through these program as well as other individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fits the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. As of September 30, 2009, the Corporation’s TDR loans consisted of $89.8 million of residential mortgage loans, $34.0 million commercial and industrial loans, $58.3 million commercial mortgage loans and $139.1 million of construction loans. From the $321.2 million total TDR loans, approximately $50.5 million are in compliance with modified terms, $1.8 million are 30-89 days delinquent and $268.9 million are classified as non-accrual as of September 30, 2009.
     In view of current conditions in the United States mainland housing market and weakening economic conditions in Puerto Rico, the Corporation may experience further deterioration in its portfolio, in particular the commercial, construction and residential loan portfolios.
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

Legal and Compliance Risk
     Legal and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business areas with direct reporting relationships to the Corporate Compliance Group.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          For information regarding market risk to which the Corporation is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
ITEM 1A. RISK FACTORS
     For a detailed discussion of certain risk factors that could affect First BanCorp’s operations, financial condition or results for future periods see the risk factors below and Item 1A, Risk Factors, in First BanCorp’s 2008 Annual Report on Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2008 Form 10-K.
     The risks described in the Corporation’s 2008 Form 10-K and in this report, including the risks discussed in this section, are not the only risk facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.
Credit quality, which is continuing to deteriorate, may result in future additional losses
The quality of First BanCorp’s credits has continued to be under pressure during 2009 as a result of continued recessionary conditions in Puerto Rico and the state of Florida that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values.
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
While we have substantially increased our provision for loan and lease losses in 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and Florida. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets.
As of September 30, 2009, the Company recognized OTTI on its private label MBS. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors. First

BanCorp’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral.
Unexpected losses in future reporting periods may require the Corporation to adjust further the valuation allowance against our deferred tax assets
The Corporation evaluates the deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and the actual results. The Corporation is required to establish a valuation allowance for deferred tax assets if the Corporation determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the more-likely-than-not criterion, the Corporation considers all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. As a result of the evaluation of the deferred tax asset during the quarter ended September 30, 2009, the Corporation recorded a non-cash charge of $152.2 million to increase the valuation allowance. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that the Corporation will be required to record further adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.
Increase in the FDIC deposit insurance premium may have a significant financial impact on the Corporation
The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposit up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund.
The Corporation’s funding is significantly dependent on the issuance of brokered certificates of deposit
     At September 30, 2009, the Corporation had $7.5 billion in brokered deposits, representing approximately 61% of our total deposits. We rely, in large part, on brokered deposits as a source of liquidity. The Corporation uses this liquidity to, among other things, pay operating expenses, maintain our lending activities and replace certain maturing liabilities. Brokered deposits represent a less stable source of funding than do local retail deposits. The availability of additional brokered deposits depends on a variety of factors including market conditions, regulatory matters and the Corporation’s overall financial condition.
Downgrades to the Corporation’s credit ratings could potentially increase the cost of funds
     The Corporation’s credit as long-term issuer is currently rated B by Standard & Poor’s (“S&P”) and B- by Fitch Ratings Limited (“Fitch”); both with negative outlook.
     At the FirstBank Puerto Rico subsidiary level, long-term senior debt is currently rated B1 by Moody’s Investor Service (“Moodys”), four notches below their definition of investment grade; B by S&P, and B by Fitch, both five notches below their definition of investment grade. The outlook on the Bank’s credit ratings from the three rating agencies is negative.
     The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Any future downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, any change in credit ratings may affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
     The debt and financial strengths ratings are current opinions of the rating agencies. As such, they may be changed, supended or withdrawn at any time by the rating agencies as results of changes in, or inability of, information or based on other circumstances.
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
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
•	diluting the voting power of the current holders of common stock (the shares underlying the Warrant represent approximately 6% of the Corporation’s outstanding shares of common stock as of September 30, 2009);

•	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

•	making the payment of dividends on common stock more expensive.
     Also, recent increases in the allowance for loan and lease losses resulted in a reduction in the amount of our tangible common equity. Given the focus on tangible common equity by regulatory authorities and rating agencies, we may be required to raise additional capital through the issuance of additional common stock in future periods to increase that common equity. However, no assurance can be given that we will be able to raise additional capital. An increase in our capital through an issuance of Common Stock could have a dilutive effect on the existing holders of our Common Stock and may adversely affect its market price.
Legislative and regulatory actions taken now or in the future as a result of the current crisis in the financial industry may impact our business, governance structure, financial condition or results of operations
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits.
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

On June 17, 2009, the U.S. Treasury Department released a white paper entitled “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Regulation and Supervision,” which outlined the Obama administration’s plan to make extensive and wide ranging reforms to the U.S. financial regulatory system. The plan contains proposals to, among other things; (i) create a new financial regulatory agency called the Consumer Financial Protection Agency, (ii) eliminate the federal thrift charter and create a new national bank supervisor, (iii) dispose of the interstate branching framework of the Riegle-Neal Act by giving national and state-chartered banks the unrestricted ability to branch across state lines, (iv) establish strengthened capital and prudential standards for banks and bank holding companies, (v) increase supervision and regulation of large financial firms, and (vi) create an Office of National Insurance within the U.S. Treasury Department. We cannot anticipate the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.
We also face increased regulation and regulatory scrutiny as a result of our participation in the TARP Capital Purchase Program. In January 2009, we issued preferred stock and warrants to purchase our common stock to the U.S. Treasury under the TARP Capital Purchase Program. Pursuant to the terms of this issuance, we are prohibited from increasing the dividend rate on our common stock in an amount exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which was $0.07 per share without approval. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited unless all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of Emergency Economic Stabilization Act (EESA) to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of the use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for the U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009 (“ARRA”). ARRA contains expansive new restrictions on executive compensation for financial institutions and other companies participating in the TARP Capital Purchase Program. ARRA amends the executive compensation and corporate governance provisions of EESA. In doing so, it continues all the same compensation and governance restrictions and adds substantially to restrictions in several areas. In addition, on June 10, 2009, the U.S. Treasury issued regulations implementing the compensation requirements under ARRA. The regulations became applicable to existing TARP Capital Purchase Program recipients upon publication in the Federal Register on June 15, 2009.
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
Our suspension of dividends could adversely affect our stock price and result in the expansion of our Board
In March of 2009, the Board of Governors of the Federal Reserve System issued a supervisory guidance letter intended to provide direction to bank holding companies (“BHCs”) on the declaration and payment of dividends, capital redemptions, and capital repurchases by BHCs in the context of their capital planning process. The letter reiterates the long standing Federal Reserve supervisory policies and guidance to the effect that BHCs should only pay dividends from current earnings. More specifically, the March 2009 letter heightens expectations that a BHC will inform and consult with the Federal Reserve supervisory staff on the declaration and payment of dividends that exceed earnings for the period for which the dividend is being paid. In consideration of the financial results reported for the second quarter ended June 30, 2009, the Corporation decided, as a matter of prudent fiscal management and following the Federal Reserve guidance, to suspend payment of common stock dividends and dividends on all series of preferred stock. The Corporation cannot anticipate if and when the payment of dividends might be reinstated.
This suspension could adversely affect the Corporation’s stock price. Further, if dividends on our preferred stock series A to E and the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program are not paid for six quarterly dividend periods or more, the authorized number of directors of the board will be increased by two and the preferred stockholders will have the right to elect the two additional members of the board of directors until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant
Date: November 9, 2009	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer