Form 10-K
period 2009-12-31
FIRST BANCORP /PR/
filed 2010-03-02
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act:

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
Preferred Stock, Series E (Liquidation Preference $25 per share)
Securities registered pursuant to Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non affiliates of the registrant as of June 30, 2009 (the last day of the registrant’s most recently completed second quarter) was $328,696,232 based on the closing price of $3.95 per share of common stock on the New York Stock Exchange on June 30, 2009. The registrant had no nonvoting common equity outstanding as of June 30, 2009. For the purposes of the foregoing calculation only, registrant has treated as common stock held by affiliates only common stock of the registrant held by its directors and executive officers and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 92,542,722 shares as of January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in April 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form-10-K.

FIRST BANCORP
2009 ANNUAL REPORT ON FORM 10-K

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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	uncertainty about whether the Corporation’s actions to improve its capital structure will have their intended effect;

•	the strength or weakness of the real estate market and of the consumer and commercial credit sector and their impact on the credit quality of the Corporation’s loans and other assets, including the Corporation’s construction and commercial real estate loan portfolios, which have contributed and may continue to contribute to, among other things, the increase in the levels of non-performing assets, charge-offs and the provision expense;

•	adverse changes in general economic conditions in the United States and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets, including the value of derivative instruments used for protection from interest rate fluctuations;

•	the Corporation’s reliance on brokered certificates of deposit and its ability to continue to rely on the issuance of brokered certificates of deposit to fund operations and provide liquidity;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•	a need to recognize additional impairments of financial instruments or goodwill relating to acquisitions;

•	uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the United States and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in our non-interest expense;

•	risks of an additional allowance as a result of an analysis of the ability to generate sufficient income to realize the benefit of the deferred tax asset;

•	risks of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of Doral Financial Corporation’s financial condition on the repayment of its outstanding secured loans to the Corporation;

•	risks associated with further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	the possible future dilution to holders of our Common Stock resulting from additional issuances of Common Stock or securities convertible into Common Stock.
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

PART I
     FirstBanCorp, incorporated under the laws of the Commonwealth of Puerto Rico, is sometimes referred to in this Annual Report on Form 10-K as “the Corporation”, “we”, “our”, “the Registrant”.
Item 1. Business
GENERAL
     First BanCorp is a publicly-owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board (the “FED”). The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank Puerto Rico (“FirstBank” or the “Bank”). The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the US and British Virgin Islands. As of December 31, 2009, the Corporation had total assets of $19.6 billion, total deposits of $12.7 billion and total stockholders’ equity of $1.6 billion.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2009, the Corporation controlled three wholly-owned subsidiaries: FirstBank, FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”) and Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency and PR Finance Group is a domestic corporation.
     FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s United States Virgin Islands operations are subject to regulation and examination by the United States Virgin Islands Banking Board, and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates nine offices in Puerto Rico. PR Finance Group is subject to the supervision, examination and regulation of the OCIF.
     FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, sixteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and ten branches in the state of Florida (USA). FirstBank had six wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing company with two offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with twenty-seven offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with thirty-eight offices in FirstBank branches and at stand alone sites; First Management of Puerto Rico, a domestic corporation; FirstBank Puerto Rico Securities Corp, a broker-dealer subsidiary created in March 2009 and engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico: First Insurance Agency VI, Inc., an insurance agency with three offices that sells insurance products in the USVI; and First Express, a finance company specializing in the origination of small loans with three offices in the USVI.
     Effective July 1, 2009, the Corporation consolidated the operations of FirstBank Florida, formerly a stock savings and loan association indirectly owned by the Corporation, with and into FirstBank Puerto Rico and dissolved Ponce General Corporation, former holding company of FirstBank Florida. On October 30, 2009, the Corporation divested its motor vehicle rental operations held through First Leasing and Rental Corporation through the sale of such business.

BUSINESS SEGMENTS
     The Corporation has six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below:
   Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for the public sector and specialized industries such as healthcare, tourism, financial institutions, food and beverage, shopping centers and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of this portfolio is secured by the underlying value of the real estate collateral, and collateral and the personal guarantees of the borrowers are taken in abundance of caution. Although commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including strong underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.
   Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loans products. Originations are sourced through different channels such as branches, mortgage bankers and real estate brokers, and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the federal agency’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies. In December 2008, the Corporation obtained from the Government National Mortgage Association (“GNMA”) the necessary Commitment Authority to issue GNMA mortgage-backed securities. Under this program, during 2009, the Corporation completed the securitization of approximately $305.4 million of FHA/VA mortgage loans into GNMA MBS.
     Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster and simpler and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. More than 90% of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans that have a lower risk than the typical sub-prime loans that have adversely affected the U.S. real estate market. The Corporation is not active in negative amortization loans or option adjustable rate mortgage loans (ARMs) including ARMs with teaser rates.
   Consumer (Retail) Banking
     The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers in Puerto Rico. Loans to consumers include auto, boat, lines of credit, and personal loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.

     Consumer lending has been mainly driven by auto loan originations. The Corporation follows a strategy of seeking to provide outstanding service to selected auto dealers that provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation’s commercial relations with floor plan dealers are strong and directly benefit the Corporation’s consumer lending operation and are managed as part of the consumer banking activities.
     Personal loans and, to a lesser extent, marine financing and a small revolving credit portfolio also contribute to interest income generated on consumer lending. Credit card accounts are issued under the Bank’s name through an alliance with FIA Card Services (Bank of America), which bears the credit risk. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards.
     Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. In the treasury function, which includes funding and liquidity management, this segment sells funds to the Commercial and Corporate Banking, Mortgage Banking, and Consumer (Retail) Banking segments to finance their lending activities and purchases funds gathered by those segments. Funds not gathered by the different business units are obtained by the Treasury Division through wholesale channels, such as brokered deposits, Advances from the FHLB and repurchase agreements with investment securities, among others.
     Since the Corporation is a net borrower of funds, the securities portfolio does not result from the investment of excess funds. The securities portfolio is a leverage strategy for the purposes of liquidity management, interest rate management and earnings enhancement.
     The interest rates charged or credited by Treasury and Investments are based on market rates.
   United States Operations
     The United States operations segment consists of all banking activities conducted by FirstBank in the United States mainland. The Corporation provides a wide range of banking services to individual and corporate customers in the state of Florida through its ten branches and two specialized lending centers. In the United States, the Corporation originally had an agency lending office in Miami, Florida. Then, it acquired Coral Gables-based Ponce General (the parent company of Unibank, a savings and loans bank in 2005) and changed the savings and loan’s name to FirstBank Florida. Those two entities were operated separately. In 2009, the Corporation filed an application with the Office of Thrift Supervision to surrender the Miami-based FirstBank Florida charter and merge its assets into FirstBank Puerto Rico, the main subsidiary of First BanCorp. The Corporation placed the entire Florida operation under the control of a new appointed Executive Vice President. The merger allows the Florida operations to benefit by leveraging the capital position of FirstBank Puerto Rico and thereby provide them with the support necessary to grow in the Florida market.
   Virgin Islands Operations
     The Virgin Islands operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services. In 2002, after acquiring Chase Manhattan Bank operations in the Virgin Islands, FirstBank became the largest bank in the Virgin Islands (USVI & BVI), serving St. Thomas, St. Croix, St. John, Tortola and Virgin Gorda, with 16 branches. In 2008, FirstBank acquired the Virgin Island Community Bank (“VICB”) in St. Croix, increasing its customer base and share in this market. The Virgin Islands operations segment is driven by its consumer and commercial lending and deposit-taking activities. Loans to consumers include auto, boat, lines of credit, personal loans and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch serve as the funding sources for the lending activities.

     For information regarding First BanCorp’s reportable segments, please refer to Note 33, “Segment Information,” to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K.
Employees
     As of December 31, 2009, the Corporation and its subsidiaries employed 2,713 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.
SIGNIFICANT EVENTS DURING 2009
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
     The Series F Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series F Preferred Stock will accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series F Preferred Stock will rank pari passu with the Corporation’s existing 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, and 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. The ability of the Corporation to purchase, redeem or otherwise acquire for consideration, any shares of its common stock, preferred stock or trust preferred securities are subject to restrictions outlined in the Purchase Agreement, including upon a default in the payment of dividends. The Corporation suspended the payment of dividends effective in August 2009. These restrictions will terminate on the earlier of (a) January 16, 2012 and (b) the date on which the Series F Preferred Stock is redeemed in whole or Treasury transfers all of the Series F Preferred Stock to third parties that are not affiliates of Treasury.
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

     On January 13, 2009, the Corporation filed a Certificate of Designations (the “Certificate of Designations”) with the Puerto Rico Department of State for the purpose of amending its Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of the Series F Preferred Stock.
     As per the Purchase Agreement, prior to January 16, 2012, the Corporation may redeem, subject to the approval of the Board of Governors of the Federal Reserve System, the shares of Series F Preferred Stock only with proceeds from one or more “Qualified Equity Offerings,” as such term is defined in the Certificate of Designations. After January 16, 2012, the Corporation may redeem, subject to the approval of the Board of Governors of the Federal Reserve System, in whole or in part, out of funds legally available therefore, the shares of Series F Preferred Stock then outstanding. Pursuant to the American Recovery and Reinvestment Act of 2009, subject to consultation with the appropriate Federal banking agency, the Secretary of Treasury may permit a TARP recipient to repay any financial assistance previously provided under TARP without regard to whether the financial institution has replaced such funds from any other source.
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
     None of the shares of Series F Preferred Stock, the Warrant, or the Warrant shares are subject to any contractual restriction on transfer. The Series F Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Corporation registered for resale shares of Series F Preferred Stock, the Warrant and the Warrant shares, and the sale of the Warrant shares by the Corporation to any purchasers of the Warrant. In addition, under the shelf registration, the Corporation registered the resale of 9,250,450 shares of common stock by or on behalf of the Bank of Nova Scotia, its pledges, donees, transferees or other successors in interest.
     Under the terms of the Purchase Agreement, (i) the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements), to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stability Act of 2008 and applicable guidance or regulations and (ii) each Senior

Executive Officer, as defined in the Purchase Agreement, executed a written waiver releasing Treasury and the Corporation from any claims that such officers may otherwise have as a result of the Corporation’s amendment of such arrangements and agreements to be in compliance with Section 111(b). Until such time as Treasury ceases to own any debt or equity securities of the Corporation acquired pursuant to the Purchase Agreement, the Corporation must maintain compliance with these requirements.

     Reduction of credit exposure with financial institutions
     The Corporation has continued working on the reduction of its credit exposure with Doral and R&G Financial. During the second quarter of 2009, the Bank purchased from R&G Financial $205 million of residential mortgages that previously served as collateral for a commercial loan extended to R&G . The purchase price of the transaction was retained by the Corporation to fully pay off the commercial loan, thereby significantly reducing the Corporation’s exposure to a single borrower. As of December 31, 2009, there still an outstanding balance of $321.5 million due from Doral.
   Surrender of the stock savings and loans association charter in Florida
     Effective July 1, 2009 as part of the merger of FirstBank Florida with and into FirstBank Puerto Rico, FirstBank Florida surrendered its stock savings and loans association charter granted by the Office of Thrift Supervsion. Under the regulatory oversight of the Federal Deposit Insurance Corporation and under the FirstBank Florida trade name, FirstBank continues to offer the same services offered by the former stock savings and loans association through its branch network in Florida.
   Dividend Suspension
     On July 30, 2009, after reporting a net loss for the quarter ended June 30, 2009, the Corporation announced that the Board of Directors resolved to suspend the payment of the common and preferred dividends, including the Series F Preferred Stock, effective with the preferred dividend payments for the month of August 2009.
   Business Developments
     Effective July 1, 2009, the Corporation consolidated the operations of FirstBank Florida, formerly a stock savings and loan association indirectly owned by the Corporation, with and into FirstBank Puerto Rico and dissolved Ponce General Corporation, former holding company of FirstBank Florida.
On October 31, 2009, First Leasing and Rental Corporation sold its motor vehicle rental operations and realized a nominal gain of $0.2 million.
   Credit Ratings
     The Corporation’s credit as long-term issuer is currently rated B by Standard & Poor’s (“S&P”) and B- by Fitch Ratings Limited (“Fitch”); both with negative outlook.
     FirstBank’s long-term senior debt rating is currently rated B1 by Moody’s Investor Service (“Moodys”), four notches below their definition of investment grade; B by S&P, and B by Fitch, both five notches under their definition of investment grade. The outlook on the Bank’s credit ratings from the three rating agencies is negative.
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
     The Corporation also makes available the Corporation’s corporate governance guidelines, the charters of the audit, asset/liability, compensation and benefits, credit, strategic planning, corporate governance and nominating committees and the codes and principles mentioned below, free of charge on or through its internet website at www.firstbankpr.com (under the “Investor Relations” section):
•	Code of Ethics for Senior Financial Officers

•	Code of Ethics applicable to all employees

•	Independence Principles for Directors

     The corporate governance guidelines, and the aforementioned charters and codes may also be obtained free of charge by sending a written request to Mr. Lawrence Odell, Executive Vice President and General Counsel, PO Box 9146, San Juan, Puerto Rico 00908.
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
MARKET AREA AND COMPETITION
     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2009, the Corporation also had a presence in the state of Florida and in the United States and British Virgin Islands. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.
     Competitors include other banks, insurance companies, mortgage banking companies, small loan companies, automobile financing companies, leasing companies, brokerage firms with retail operations, and credit unions in Puerto Rico, the Virgin Islands and the state of Florida. The Corporation’s businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers, and industries served.
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
SUPERVISION AND REGULATION
     Recent Events affecting the Corporation
     Events since early 2008 affecting the financial services industry and, more generally, the financial markets and the economy as a whole, have led to various proposals for changes in the regulation of the financial services industry. In 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009, which, among other things, calls for the establishment of a Consumer Financial Protection Agency having broad authority to regulate providers of credit, savings, payment and other consumer financial products and services; creates a new structure for resolving troubled or failed financial institutions; requires certain over-the-counter derivative transactions to be cleared in a central clearinghouse and/or effected on the exchange; revises the assessment base for the calculation of the Federal Deposit Insurance Corporation (“FDIC”) assessments; and creates a structure to regulate systemically important financial companies, including providing regulators with the power to require such companies to sell or transfer assets and terminate activities if they determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States. Other proposals have been made, including additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage. It is not clear at this time which of these proposals will be finally enacted into law, or what form they will take, or what new proposals may be made, as the debate over financial reform continues in 2010. The description below summarizes the current regulatory structure in which the Corporation operates. In the event the regulatory structure change significantly, the structure of the Corporation and the products and services it offers could also change significantly as a result.
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
     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2009, FirstBank was the only depository institution subsidiary of the Corporation.
     The Gramm-Leach-Bliley Act (the “GLB Act”) revised and expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to elect to become a financial holding company and engage in a full range of financial activities. In April 2000, the Corporation filed an election with the Federal Reserve Board and became a financial holding company under the GLB Act. The GLB Act requires a bank holding company that elects to become a financial holding company to file a written declaration with the appropriate Federal Reserve Bank and comply with the following (and such compliance must continue while the entity is treated as a financial holding company): (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well-capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well-managed as of the date the bank holding company files the election. All insured depository institutions controlled by the bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the depository institution’s most recent examination.
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
     The potential restrictions are different if the lapse pertains to the Community Reinvestment Act requirement. In that case, until all the subsidiary institutions are restored to at least “satisfactory” Community Reinvestment Act rating status, the financial holding company may not engage, directly or through a subsidiary, in any of the additional activities permissible under the GLB Act or make additional acquisitions of companies engaged in the additional activities. However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the GLB Act does not require divestiture for this type of situation.
     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency and through First Insurance Agency V. I., Inc., a subsidiary of FirstBank. In association with JP Morgan Chase, the Corporation, through FirstBank Puerto Rico Securities, Inc., a wholly owned subsidiary of FirstBank, also offers municipal bond underwriting services focused mainly on municipal and government bonds or obligations issued by the Puerto Rico government and its public corporations. Additionally, FirstBank Puerto Rico Securities, Inc. offers financial advisory services.
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
   Sarbanes-Oxley Act
     The Sarbanes-Oxley Act of 2002 (“SOA”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOA has established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Corporation and external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.
     Since the 2004 Annual Report on Form 10-K, the Corporation has included in its annual report on Form 10-K its management assessment regarding the effectiveness of the Corporation’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. As of December 31, 2009, First BanCorp’s management concluded that its internal control over financial reporting was effective. The Corporation’s independent registered public accounting firm reached the same conclusion.
   Emergency Economic Stabilization Act of 2008
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorized the Treasury to access up to $700 billion to protect the U.S. economy and restore confidence and stability to the financial markets. One such program under the Treasury Department’s Troubled Asset Relief Program (TARP) was action by Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (CPP). The Treasury’s stated purpose in implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.
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
     Under the terms of the Letter Agreement with the Treasury, (i) the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements) to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stability Act of 2008 and applicable guidance or regulations issued by the Secretary of Treasury on or prior to January 16, 2009 and (ii) each Senior Executive Officer, as defined in the Purchase Agreement, executed a written waiver releasing Treasury and the Corporation from any claims that such officers may otherwise have as a result the Corporation’s amendment of such arrangements and agreements to be in compliance with Section 111(b). Until such time as Treasury ceases to own any debt or equity securities of the Corporation acquired pursuant to the Purchase Agreement, the Corporation must maintain compliance with these requirements.
   American Recovery and Reinvestment Act of 2009
     On February 17, 2009, the Congress enacted the American Recovery and Reinvestment Act of 2009 (“Stimulus Act”). The Stimulus Act includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including energy sector. The Stimulus Act includes new provisions relating to compensation paid by institutions that receive government assistance under TARP, including institutions that have already received such assistance, effectively amending the existing compensation and corporate governance requirements of Section 111(b) of the EESA. The provisions include restrictions on the amounts and forms of compensation payable, provision for possible reimbursement of previously paid compensation and a requirement that compensation be submitted to non-binding “say on pay” shareholders votes.
     On June 10, 2009, the Treasury issued regulations implementing the compensation requirements under ARRA, which amended the requirements of EESA. The regulations became applicable to existing and new TARP recipients upon publication in the Federal Register on June 15, 2009. The regulations make effective the compensation provisions of ARRA and include rules requiring: (i) review of prior compensation by a Special Master; (ii) restrictions on paying or accruing bonuses, retention awards or incentive compensation for certain employees; (iii) regular review of all employee compensation arrangements by the company’s senior risk officer and compensation committee to ensure that the arrangements do not encourage unnecessary and excessive risk-taking or manipulation of reporting earnings; (iv) recoupment of bonus payments based on materially inaccurate information; (v) prohibition on severance or change in control payments for certain employees; (vi) adoption of policies and procedures to avoid excessive luxury expenses; and (vii) mandatory “say on pay” votes (which was effective beginning in February 2009). In addition, the regulations also introduce several additional requirements and restrictions, including: (i) Special Master review of ongoing compensation in certain situations; (ii) prohibition on tax gross-ups for certain employees; (iii) disclosure of perquisites; and (iv) disclosure regarding compensation consultants.
   Homeowner Affordability and Stability Plan
     On February 18, 2009, President Obama announced a comprehensive plan to help responsible homeowners avoid foreclosure by providing affordable and sustainable mortgage loans. The Homeowner Affordability and Stability Plan, a $75 billion federal program, provides for a sweeping loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. It also includes refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value. Under the Homeowner Stability Initiative, Treasury will spend up to $50 billion dollars to make mortgage payments affordable and sustainable for middle-income American families that are at risk of foreclosure. Borrowers who are delinquent on the mortgage for their primary residence and borrowers who, due to a loss of income or increase in expenses, are struggling to keep their payments current may be eligible for a loan modification. Under the Homeowner Affordability and Stability Plan, borrowers who are current on their mortgage but have been unable to refinance because their house has decreased in value may have the opportunity to refinance into a 30-year, fixed-rate loan. Through the program, Fannie Mae and Freddie Mac will allow the refinancing of mortgage loans that they hold in their portfolios or that they guarantee in their own mortgage-backed securities. Lenders were able to begin accepting refinancing applications on March 4, 2009. The Obama Administration announced on March 4, 2009 the new U.S. Department of the Treasury guidelines to enable servicers to begin modifications of eligible mortgages under the Homeowner Affordability and Stability Plan. The guidelines implement financial incentives for mortgage lenders to modify existing first mortgages and sets standard industry practice for modifications.
   Temporary Liquidity Guarantee Program
     The FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) in October 2008 following a determination of systemic risk by the Secretary of the Treasury (after consultation with the President) that was supported by recommendations from the FDIC and the Board of Governors of the Federal Reserve System. The TLGP is part of a coordinated effort by the FDIC, the Treasury, and the Federal Reserve System to address unprecedented disruptions in the credit markets and the resultant difficulty of many financial institutions to obtain funds and to make loans to creditworthy borrowers. On October 23, 2008, the FDIC’s Board of Directors (Board) authorized the publication in the Federal Register of an interim rule that outlined the structure of the TLGP. The interim rule was finalized and a final rule was published in the Federal Register on November 26, 2008. Designed to assist in the stabilization of the nation’s financial system, the FDIC’s TLGP is composed of two distinct components: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAG program”). Under the DGP, the FDIC guarantees certain senior unsecured debt issued by participating entities. Under the TAG program, the FDIC guarantees all funds held in qualifying noninterest-bearing transaction accounts at participating insured depository institutions (“IDIs”). The DGP initially permitted participating entities to issue FDIC-guaranteed senior unsecured debt until June 30, 2009, with the FDIC’s guarantee for such debt to expire on the earlier of the maturity of the debt (or the conversion date, for mandatory convertible debt) or June 30, 2012. To reduce the potential for market disruptions at the conclusion of the DGP and to begin the orderly phase-out of the program, on May 29, 2009 the Board issued a final rule that extended for four months the period during which certain participating entities could issue FDIC-guaranteed debt. All IDIs and those other participating entities that had issued FDIC-guaranteed debt on or before April 1, 2009 were permitted to participate in the extended DGP without application to the FDIC. Other participating entities that received approval from the FDIC also were permitted to participate in the extended DGP. The expiration of the guarantee period was also extended from June 30, 2012 to December 31, 2012. As a result, all such participating entities were permitted to issue FDIC-guaranteed debt through and including October 31, 2009, with the FDIC’s guarantee expiring on the earliest of the debt’s mandatory conversion date (for mandatory convertible debt), the stated maturity date, or December 31, 2012.
     On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the DGP. Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility will be at least 300 basis points, which the FDIC reserves the right to increase on a case-by-case basis, depending upon the risks presented by the issuing entity. The TAG Program has been extended until June 30, 2010. The cost of participating in the program increased after December 31, 2009. Separately, Congress extended the temporary increase in the standard coverage limit to $250,000 until December 31, 2013. FirstBank currently participates in the TLGP solely through the TAG program.
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
   State Chartered Non-Member Bank and Banking Laws and Regulations in General
     FirstBank is subject to regulation and examination by the OCIF and the FDIC, and is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings, and growth cannot be predicted.
     References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks, and bank holding companies, including FirstBank and the Corporation.
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

     During 2008, federal agencies adopted revisions to several rules and regulations that will impact lenders and secondary market activities. In 2008, the Federal Reserve Bank revised Regulation Z, adopted under the Truth in Lending Act (TILA) and the Home Ownership and Equity Protection Act (HOEPA), by adopting a final rule which prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain mortgage lending practices. The final rule also establishes advertisement standards and requires certain mortgage disclosures to be given to the consumers earlier in the transaction. The rule was effective in October 2009. The final rule regarding the TILA also includes amendments revising disclosures in connection with credit cards accounts and other revolving credit plans to ensure that information provided to customers is provided in a timely manner and in a form that is readily understandable.
     There are periodic examinations by the OCIF and the FDIC of FirstBank to test the Bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.
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
On February 24, 2009, the Federal Reserve published the “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”) which discusses the ability of bank holding companies to declare dividends and to redeem or repurchase equity securities. The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations. The Federal Reserve provides that the principles discussed in the letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are either experiencing financial difficulties and/or receiving public funds under the Treasury’s TARP Capital Purchase Program. To that end, the Supervisory Letter specifically addresses the Federal Reserve’s supervisory considerations for TARP participants.
     The Supervisory Letter provides that a board of directors should “eliminate, defer, or severely limit” dividends if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s rate of earnings retention is inconsistent with capital needs and overall macroeconomic outlook; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Supervisory Letter further suggests that bank holding companies should inform the Federal Reserve in advance of paying a dividend that: (i) exceeds the earnings for the quarter in which the dividend is being paid; or (ii) could result in a material adverse change to the organization’s capital structure.
     As of December 31, 2009, the principal source of funds for the Corporation’s parent holding company is dividends declared and paid by its subsidiary, FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.
     In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.
     In addition, the Purchase Agreement entered into with the Treasury contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. Also, upon issuance of the Series F Preferred Stock, the ability of the Corporation to purchase, redeem or otherwise acquire for consideration, any shares of its common stock, preferred stock or trust preferred securities is subject to restrictions, including limitations when the Corporation has not paid dividends. These restrictions will terminate on the earlier of (a) the third anniversary of the closing date of the issuance of the Series F Preferred Stock and (b) the date on which the Series F Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series F Preferred Stock to third parties that are not affiliates of Treasury. The restrictions described in this paragraph are set forth in the Purchase Agreement.
     On July 30, 2009, after reporting a net loss for the quarter ended June 30, 2009, the Corporation announced that the Board of Directors resolved to suspend the payment of the common and preferred dividends, including the TARP preferred dividends, effective with the preferred dividend payments for the month of August 2009.
   Limitations on Transactions with Affiliates and Insiders
     Certain transactions between financial institutions such as FirstBank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and by Regulation W. An affiliate of a financial institution is any corporation or entity, that controls, is controlled by, or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent bank holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such financial institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such financial institution’s capital stock and surplus and (ii) require that all “covered transactions” be on terms substantially the same, or at least as favorable to the financial institution or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
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
     The federal bank regulatory agencies’ risk-based capital guidelines for years have been based upon the 1988 capital accord (“Basel I”) of the Basel Committee, a committee of central bankers and bank supervisors from the major industrialized countries. This body develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, it proposed a new capital adequacy framework (“Basel II”) for large, internationally active banking organizations to replace Basel I. Basel II was designed to produce a more risk-sensitive result than its predecessor. However, certain portions of Basel II entail complexities and costs that were expected to preclude their practical application to the majority of U.S. banking organizations that lack the economies of scale needed to absorb the associated expenses.
     Effective April 1, 2008, the U.S. federal bank regulatory agencies adopted Basel II for application to certain banking organizations in the United States. The new capital adequacy framework applies to organizations that: (i) have consolidated assets of at least $250 billion; or (ii) have consolidated total on-balance sheet foreign exposures of at least $10 billion; or (iii) are eligible to, and elect to, opt-in to the new framework even though not required to do so under clause (i) or (ii) above; or (iv) as a general matter, are subsidiaries of a bank or bank holding company that uses the new rule. During a two-year phase in period, organizations required or electing to apply Basel II will report their capital adequacy calculations separately under both Basel I and Basel II on a “parallel run” basis. Given the high thresholds noted above, FirstBank is not required to apply Basel II and does not expect to apply it in the foreseeable future.
     On January 21, 2010, the federal banking agencies, including the Federal Reserve Board, issued a final risk-based regulatory capital rule related to the Financial Accounting Standards Board’s adoption of amendments to the accounting requirements relating to transfers of financial assets and variable interests in variable interest entities.

These accounting standards make substantive changes to how banks account for securitized assets that are currently excluded from their balance sheets as of the beginning of the Corporation’s 2010 fiscal year. The final regulatory capital rule seeks to better align regulatory capital requirements with actual risks. Under the final rule, banks affected by the new accounting requirements generally will be subject to higher minimum regulatory capital requirements.
     The final rule permits banks to include without limit in tier 2 capital any increase in the allowance for lease and loan losses calculated as of the implementation date that is attributable to assets consolidated under the requirements of the variable interests accounting requirements. The rule provides an optional delay and phase-in for a maximum of one year for the effect on risk-based capital and the allowance for lease and loan losses related to the assets that must be consolidated as a result of the accounting change. The final rule also eliminates the risk-based capital exemption for asset-backed commercial paper assets. The transitional relief does not apply to the leverage ratio or to assets in conduits to which a bank provides implicit support. Banks will be required to rebuild capital and repair balance sheets to accommodate the new accounting standards by the middle of 2011.
   Deposit Insurance
     Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate. A depository institution is assessed premiums by the FDIC based on its risk category as adjusted and the amount of deposits held. Higher levels of banks failures over the past two years have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the amount of FDIC insurance coverage for insured deposits has been increased generally from $100,000 per depositor to $250,000 per depositor. In light of the increased stress on the deposit insurance fund caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the deposit insurance fund, the FDIC: (i) imposed a special assessment in June, 2009, (ii) increased assessment rates of insured institutions generally, and (iii) required them to prepay on December 30, 2009 the premiums that are expected to become due over the next three years. FirstBank obtained a waiver from the FDIC to make such prepayment.
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
     The capital regulations of the FDIC establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks from 4.0% to 5.0% or more. Under these regulations, the highest-rated banks are those that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings and, in general, are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

     In August 1995, the FDIC published a final rule modifying its existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. In June 1996, the FDIC adopted a joint policy statement on interest rate risk. Because market conditions, bank structure, and bank activities vary, the agency concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and a comprehensive risk management process that effectively identifies, measures, monitors and controls such interest rate risk.
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
     Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends), or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.
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
     As of December 31, 2009, FirstBank was well-capitalized. A bank’s capital category, as determined by applying the prompt corrective action provisions of law, however, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations.

     Set forth below are the Corporation’s, FirstBank’s capital ratios as of December 31, 2009, based on Federal Reserve and FDIC guidelines, respectively.

			Well-Capitalized
	First BanCorp	First Bank	Minimum
As of December 31, 2009
Total capital (Total capital to risk-weighted assets)	13.44%	12.87%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.16%	11.70%	6.00%
Leverage ratio(1)	8.91%	8.53%	5.00%

(1)	Tier 1 capital to average assets.

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
   Ownership and Control
     Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, First BanCorp, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.
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
   Brokered Deposits
     FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2009, FirstBank was a well-capitalized institution and was therefore not subject to these limitations on brokered deposits. The FDIC and other bank regulators may also exercise regulatory discretion to enforce limits on the acceptance of brokered deposits if they have safety and soundness concerns as to an over reliance on such funding.
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

     The Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico. The revised classification of the mortgage-related transactions as secured commercial loans to local financial institutions described in the Corporation’s restatement of previously issued financial statements (Form 10-K/A 2004) caused the mortgage-related transactions to be treated as two secured commercial loans in excess of the lending limitations imposed by the Banking Law. In this regard, FirstBank received a ruling from the Commissioner that results in FirstBank being considered in continued compliance with the lending limitations. The Puerto Rico Banking Law authorizes the Commissioner to determine other components which may be considered for purposes of establishing its lending limit, which components may lie outside the traditional elements mentioned in Section 17. After consideration of other components, the Commissioner authorized the Corporation to retain the secured loans to the two financial institutions as it believed that these loans were secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Banking Law. In July 2009, FirstBank entered into a transaction with one of the institutions to purchase $205 million in mortgage loans that served as collateral to the loan to this institution.
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
     The Banking Law provides that no officers, directors, agents or employees of a Puerto Rico commercial bank may serve as an officer, director, agent or employee of another Puerto Rico commercial bank, financial corporation, savings and loan association, trust corporation, corporation engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to the affiliates of a Puerto Rico commercial bank.
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

     The Finance Board, which is composed of the Commissioner, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Economic Development Bank, the President of the Government Development Bank, and the President of the Planning Board, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. Accordingly, the regulations do not set a maximum rate for charges on retail installment sales contracts, small loans, and credit card purchases and set aside previous regulations which regulated these maximum finance charges. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.
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
     On March 9, 2009, the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
     In computing the interest expense deduction, the Corporation’s interest deduction will be reduced in the same proportion that the average exempt assets bear to the average total assets. Therefore, to the extent that the Corporation holds certain investments and loans that are exempt from Puerto Rico income taxation, part of its interest expense will be disallowed for tax purposes.

     The Corporation has maintained an effective tax rate lower than the maximum statutory tax rate of 40.95% during 2009 mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with income from the IBE units of the Corporation and the Bank and the Bank’s subsidiary, FirstBank Overseas Corporation. The IBE, and FirstBank Overseas Corporation were created under the IBE Act, which provides for Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico (except for year tax years commenced after December 31, 2008 and before January 1, 2012, in which all IBE’s are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code, as provided by Act. No. 7). Pursuant to the provisions of Act No. 13 of January 8, 2004, the IBE Act was amended to impose income tax at regular rates on an IBE that operates as a unit of a bank, to the extent that the IBE net income exceeds 20% of the bank’s total net taxable income (including net income generated by the IBE unit) for taxable years that commenced on July 1, 2005, and thereafter. These amendments apply only to IBEs that operate as units of a bank; they do not impose income tax on an IBE that operates as a subsidiary of a bank.
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
   Community Reinvestment
     Under the Community Reinvestment Act (“CRA”), federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low- and moderate-income residents, consistent with their safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and take such record and rating into account in their evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank received a “satisfactory” CRA rating in their most recent examinations by the FDIC.
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
RISK RELATING TO THE CORPORATION’S BUSINESS
Credit quality, which is continuing to deteriorate, may result in future additional losses.
     The quality of First BanCorp’s credits has continued to be under pressure as a result of continued recessionary conditions in Puerto Rico and the state of Florida that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. The Corporation’s business depends on the creditworthiness of its customers and counterparties and the value of the assets securing its loans or underlying our investments. When the credit quality of the customer base materially decreases or the risk profile of a market, industry or group of customers changes materially, the Corporation’s business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations are adversely affected.
     While the Corporation has substantially increased our allowance for loan and lease losses in 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and Florida. The Corporation periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets. First BanCorp’s future results may be materially and adversely affected by worsening defaults and severity rates related to the underlying collateral.
The Corporation may have more credit risk and higher credit losses due to its construction loan portfolio.
     The Corporation has a significant construction loan portfolio, in the amount of $1.49 billion as of December 31, 2009, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to the Corporation’s current nonperforming assets. Furthermore, given the current slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed.
The Corporation is subject to default risk on loans, which may adversely affect its results.
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans it originates. The Corporation establishes a provision for loan losses, which leads to reductions in its income from operations, in order to maintain its allowance for inherent loan losses at a level which its management deems to be appropriate based upon an assessment of the quality of the loan portfolio. Although the Corporation’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of inherent loan losses or that the Corporation will not have to increase its provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control.

     Any such increases in the Corporation’s provision for loan losses or any loan losses in excess of its provision for loan losses would have an adverse effect on the Corporation’s future financial condition and results of operations. Given the difficulties facing some of the Corporation’s largest borrowers, the Corporation can give no assurance that these borrowers will continue to repay their loans on a timely basis or that the Corporation will continue to be able to accurately assess any risk of loss from the loans to these financial institutions.
Changes in collateral valuation for properties located in stagnant or distressed economies may require increased reserves.
     Substantially all of the loan portfolio of the Corporation is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands, British Virgin Islands or the U.S. mainland, the performance of the Corporation’s loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven not by demand but more by the purchasing power of the consumers and general economic conditions. In South Florida, we have been seeing the negative impact associated with low absorption rates and property value adjustments due to overbuilding. A significant decline in collateral valuations for collateral dependent loans may require increases in the Corporation’s specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on the Corporation’s future financial condition and results of operations.
Worsening in the financial condition of critical counterparties may result in higher losses than expected.
     The financial stability of several counterparties is critical for their continued financial performance on covenants that require the repurchase of loans, posting of collateral to reduce our credit exposure or replacement of delinquent loans. Many of these transactions expose the Corporation to credit risk in the event of a default by one of the Corporation’s counterparties. Any such losses could adversely affect the Corporation’s business, financial condition and results of operations.
Interest rate shifts may reduce net interest income.
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
Increases in interest rates may reduce the value of holdings of securities.
     Fixed-rate securities acquired by the Corporation are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of other-than-temporary impairment on its available for sale or held to maturity investments portfolio), thereby adversely affecting the results of operations. Market-related reductions in value also affect the capabilities of financing these securities.
Increases in interest rates may reduce demand for mortgage and other loans.
     Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact the Corporation’s profits by reducing the amount of loan origination income.
Accelerated prepayments may adversely affect net interest income.
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
     Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $945 million of U.S. Agency debentures with an average yield of 5.82% were called during 2009. The Corporation re-invested the proceeds of the securities calls in callable Agency debentures of approximately 2.7 years average final maturity with a weighted average yield to maturity of 2.12%.
     Decreases in interest rates may increase the probability embedded call options in investment securities are exercised. Future net interest income could be affected by the Corporation’s holding of callable securities. The recent drop in long-term interest rates has the effect of increasing the probability of the exercise of embedded calls in U.S. Agency securities portfolio of approximately $1.1 billion that if substituted with new lower-yield investments may negatively impact the Corporation’s interest income.
Decreases in interest rates may reduce net interest income due to the current unprecedented re-pricing mismatch of assets and liabilities tied to short-term interest rates, which is referred to as basis risk.
     Basis risk occurs when market rates for different financial instruments or the indices used to price assets and liabilities, change at different times or by different amounts. The liquidity crisis that erupted in late 2008, and that slowly began to subside during 2009 caused a wider than normal spread between brokered CD costs and LIBOR rates for similar terms. This in turn, has prevented the Corporation from capturing the full benefit of drops in interest rates as the Corporation’s loan portfolio, funded by LIBOR-based brokered CDs, continue to maintain the same spread to short-term LIBOR rates, while the spread on brokered CD’s widened. To the extent that such pressures fail to subside in the near future, the margin between the Corporation’s LIBOR-based assets and LIBOR-based liabilities may compress and adversely affect net interest income.
If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated balance sheet were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.
     As of December 31, 2009, the Corporation recognized $1.7 million in other than temporary impairments. To the extent that any portion of the unrealized losses in its investment securities portfolio is determined to be other than temporary, and the loss is related to credit factors, the Corporation recognizes a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. If any such charge is significant, a rating agency might downgrade the Corporation’s credit rating or put it on credit watch. Even if the Corporation does not determine that the unrealized losses associated with this portfolio requires an impairment charge, increases in these unrealized losses adversely affect the tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards the Corporation. This negative perception also may adversely affect the Corporation’s ability to access the capital markets or might increase the cost of capital.
     As of December 31, 2009, the Corporation recognized other-than-temporary impairment on its private label MBS. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.
Downgrades in the Corporation’s credit ratings could further increase the cost of borrowing funds.
     Both, the Corporation and the Bank suffered credit rating downgrades in 2009. Fitch Ratings Ltd. (“Fitch”) currently rates the Corporation’s long-term senior debt “B-,” six notches below investment grade. Standard and Poors rates the Corporation B, or five notches below investment grade. Moody’s Investor Service (“Moodys”) rates FirstBank’s long-term senior debt “B1,” and Standard & Poor’s rates it “B”. The three rating agencies’ outlooks on FirstBank and the Corporation’s credit ratings are negative. The Corporation does not have any outstanding debt or derivative agreements that would be affected by a credit downgrade. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Any future downgrades in credit ratings could put additional pressure on the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Changes in credit ratings may also affect the fair value of certain liabilities and unsecured derivatives, measured at fair value in the financial statements, for which the Corporation’s own credit risk is an element considered in the fair value determination.
     These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
The Corporation’s funding is significantly dependent on brokered deposits.
     The Corporation’s funding sources include core deposits, brokered deposits, borrowings from the Federal Home Loan Bank, borrowings from the Federal Reserve Bank and repurchase agreements with several counterparties.
     A large portion of the Corporation’s funding is retail brokered CDs issued by FirstBank. As of December 31, 2009, the Corporation had $7.6 billion in brokered deposits outstanding, representing approximately 60% of our total deposits, and a reduction from $8.4 billion at year end 2008. The Corporation issues brokered CDs to, among other things, pay operating expenses, maintain our lending activities, replace certain maturing liabilities, and to control interest rate risk.
     FDIC regulations govern the issuance of brokered deposit instruments by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2009, the Corporation was a well-capitalized institution and was therefore not subject to these limitations on brokered deposits. If the Corporation became subject to such restrictions on its brokered deposits, the availability of such deposits would be limited and could, in turn, adversely affect the results of operations and the liquidity of the Corporation. The FDIC and other bank regulators may also exercise regulatory discretion to enforce limits on the acceptance of brokered deposits if they have safety and soundness concerns as to an over reliance on such funding.
     The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Demand for brokered CDs has recently increased as a result of the move by investors from riskier investments, such as equities, to federally guaranteed instruments such as brokered CDs and the recent increase in FDIC deposit insurance from $100,000 to $250,000. For the year ended December 31, 2009, the Corporation issued $8.3 billion in brokered CDs (including rollover of short-term broker CDs and replacement of brokered CDs called) compared to $9.8 billion for the 2008 year.
     The average term to maturity of the retail brokered CDs outstanding as of December 31, 2009 was approximately 1.08 years. Approximately 1.55% of the principal value of these certificates is callable at the Corporation’s option.
     Another source of funding is Advances from the Discount Window of the Federal Reserve Bank of New York. Currently, the Corporation has $800 million of borrowings outstanding with the Federal Reserve Bank. As part of the mechanisms to ease the liquidity crisis, during 2009 the Federal Reserve Bank encouraged banks to utilize the Discount Window as a source of funding. With the market conditions improving, the Federal Reserve announced in early 2010 its intention of withdrawing part of the economic stimulus measures, including replacing restrictions on the use of Discount Window borrowings, thereby returning to its function of lender of last resort.
The Corporation’s funding sources may prove insufficient to replace deposits and support future growth.
     The Corporation’s banking subsidiary relies on customer deposits, brokered deposits and advances from the Federal Home Loan Bank (“FHLB”) to fund its operations. Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that it would be able to replace these funds in the future if the Corporation’s financial condition or general market conditions were to change. The Corporation’s financial flexibility will be severely constrained if the Bank is unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Corporation is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected. Although the Corporation considers such sources of funds adequate for its liquidity needs, the Corporation may seek additional debt financing in the future to achieve its long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to the Corporation or, on what terms. If additional financing sources are unavailable or are not available on reasonable terms, growth and future prospects could be adversely affected.
Adverse credit market conditions may affect the Corporation’s ability to meet liquidity needs.
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
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risk could adversely affect our consolidated results of operations.
     The Corporation may fail to identify and manage risks related to a variety of aspects of its business, including, but not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. The Corporation has adopted various controls, procedures, policies and systems to monitor and manage risk. While the Corporation currently believes that its risk management process is effective, the Corporation cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the risks in the various businesses. In addition, the Corporation’s businesses and the markets in which it operates are continuously evolving. The Corporation may fail to fully understand the implications of changes in its businesses or the financial markets and fail to adequately or timely enhance its risk framework to address those changes. If the Corporation’s risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or its businesses or for other reasons, the Corporation could incur losses, suffer reputational damage or find itself out of compliance with applicable regulatory mandates or expectations.
     The Corporation may also be subject to disruptions from external events that are wholly or partially beyond its control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected. When we record balance sheet reserves for probable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition for the periods in which we recognize the losses.
Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
     Our success depends, in large part, on our ability to attract and/or retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning evolving compensation restrictions applicable to banks but not applicable to other financial services firms. The unexpected loss of services of one or more of our key personnel could adversely affect our business because the loss of their skills, knowledge of our markets, and years of industry experience and, in some cases, because of the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely affect our customers’ perception of our ability to continue to manage certain types of investment management mandates.

Banking regulators could take adverse action against the Corporation.
     The Corporation is subject to supervision and regulation by the FED. The Corporation is a bank holding company that qualifies as a financial holding corporation. As such, the Corporation is permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. To continue to qualify as a financial holding corporation, each of the Corporation’s banking subsidiaries must continue to qualify as “well-capitalized” and “well-managed.” As of December 31, 2009, the Corporation and the Bank continue to satisfy all applicable capital guidelines. This, however, does not prevent banking regulators from taking adverse actions against the Corporation if they should conclude that such actions are warranted. If the Corporation were not to continue to qualify as a financial holding corporation, it might be required to discontinue certain activities and may be prohibited from engaging in new activities without prior regulatory approval. The Bank is subject to supervision and regulation by the FDIC, which conducts annual inspections, and, in Puerto Rico the OCIF. The primary regulators of the Corporation and the Bank have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices in the performance of their supervisory and enforcement duties and may do so even if the Corporation and the Bank continue to satisfy all capital requirements. Adverse action against the Corporation and/or the Bank by their primary regulators may affect their businesses.
Further increases in the FDIC deposit insurance premium may have a significant financial impact on the Corporation.
     The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Current economic conditions have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.
     On February 27, 2009, the FDIC determined that it would assess higher rates for institutions that relied significantly on secured liabilities or on brokered deposits but, for well-managed and well-capitalized banks, only when accompanied by rapid asset growth. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis-point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums due on December 30, 2009. Although FirstBank obtained a waiver from the FDIC to make such prepayment, the FDIC may further increase our premiums or impose additional assessments or prepayment requirements on the Corporation in the future.
The Corporation may not be able to recover all assets pledged to Lehman Brothers Special Financing, Inc.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2009 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of December 31, 2009 amounted to approximately $64.5 million.
     The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of

Lehman, had deposited the securities in a custodial account at JP Morgan/Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclay’s Capital in New York. After Barclay’s refusal to turn over the securities, the Corporation, during the month of December, 2009, filed a lawsuit against Barclay’s Capital in federal court in New York demanding the return of the securities. While the Corporation believes it has valid reasons to support its claim for the return of the securities, there are no assurances that it will ultimately succeed in its litigation against Barclay’s Capital to recover all or a substantial portion of the securities.
     Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in Bankruptcy Court, Southern District of New York. The Corporation can provide no assurances that it will be successful in recovering all or substantial portion of the securities through these proceedings.
     Our businesses may be adversely affected by litigation.
     From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or having an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition.
     In the ordinary course of our business, we are also subject to various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.
     In view of the inherent difficulty of predicting the outcome of legal actions and regulatory matters, we cannot provide assurance as to the outcome of any pending matter or, if determined adversely against us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. The resolution of certain pending legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our consolidated results of operations for the quarter in which such actions or matters are resolved or a reserve is established.
     Further information with respect to the foregoing and our other ongoing litigation matters is provided in Legal Proceedings included under Item 3 herein.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
     Our relationships with many of our customers are predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet customer expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, ability to attract and retain customers or sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses, the market places in which we operate, the regulatory environment and customer expectations. If any of these developments has a material adverse effect on our reputation, our business will suffer.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect the Corporation’s financial statements.
     The Corporation’s financial statements are subject to the application of Generally Accepted Accounting Principles in the United States (“GAAP”), which is periodically revised and/or expanded. Accordingly, from time to time, the Corporation is required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new requirements that further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in the Corporation’s annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on the Corporation’s financial statements cannot be meaningfully assessed. It is possible that future accounting standards that the Corporation is required to adopt could change the current accounting treatment that the Corporation applies to its consolidated financial statements and that such changes could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation may need additional capital resources in the future and these capital resources may not be available when needed or at all.
     Due to financial results during 2009 the Corporation may need to access the capital markets in order to raise additional capital in the future to absorb potential future credit losses due to the distressed economic environment, maintain adequate liquidity and capital resources or to finance future growth, investments or strategic acquisitions. The Corporation cannot provide assurances that such capital will be available on acceptable terms or at all. If the Corporation is unable to obtain additional capital, it may not be able to maintain adequate liquidity and capital resources or to finance future growth, make strategic acquisitions or investments.
Unexpected losses in future reporting periods may require the Corporation to adjust the valuation allowance against our deferred tax assets.
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
If the Corporation’s goodwill or amortizable intangible assets become impaired, it may adversely affect the operating results.
     If the Corporation’s goodwill or amortizable intangible assets become impaired the Corporation may be required to record a significant charge to earnings. Under generally accepted accounting principles, the Corporation reviews its amortizable intangible assets for impairment when events or changes in circumstances indicated the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates, and slower growth rates in the industry.
     The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regards to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting unit where goodwill is recorded.
     The Corporation conducted its annual evaluation of goodwill during the fourth quarter of 2009. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the December 31, 2009 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. If the Corporation is required to record a charge to earnings in the consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, the Corporation’s results of operations could be adversely affected.

RISK RELATED TO BUSINESS ENVIRONMENT AND OUR INDUSTRY
Difficult market conditions have affected the financial industry and may adversely affect the Corporation in the future.
     Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, the Corporation is particularly exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail.
     Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressure on consumers and erosion of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations. The Corporation does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and other financial institutions. In particular, the Corporation may face the following risks in connection with these events:
•	The Corporation expects to face increased regulation of the financial industry resulting from the recent instability in capital markets, financial institutions and financial system in general. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The Corporation’s ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite the loans become less predictive of future behaviors.

•	The models used to estimate losses inherent in the credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

•	The Corporation’s ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government-sponsored entities) on favorable terms, or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.
A prolonged economic slowdown or decline in the real estate market in the U.S. mainland could continue to harm the results of operations.
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline and this trend could also reduce the level of mortgage loans the Corporation may produce in the future and adversely affect our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past eighteen months, residential real estate values in many areas of the U.S. mainland have decreased significantly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.
     The actual rates of delinquencies, foreclosures and losses on loans have been higher during the current economic slowdown. Rising unemployment, higher interest rates or declines in housing prices have had a greater negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm the Corporation’s ability to sell loans, the prices the Corporation receives for loans, the values of mortgage loans held-for-sale or residual interests in securitizations, which could harm the Corporation’s financial condition and results of operations. In addition, any material decline in real estate values would weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, the Corporation will be subject to the risk of loss on such real asset arising from borrower defaults to the extent not covered by third-party credit enhancement.
The Corporation’s business concentration in Puerto Rico imposes risks.
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. The Corporation’s financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political or economic developments, natural disasters, and other events could affect among others, the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans, and reduce the value of the Corporation’s loans and loan servicing portfolio.
The Corporation’s credit quality may be adversely affected by Puerto Rico’s current economic condition.
     Beginning in March 2006 and continuing to today’s date, a number of key economic indicators have showed that the economy of Puerto Rico has been in recession during that period of time.
     Construction remained weak during 2009, as the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. During the period from January to December 2009, cement sales, an indicator of construction activity, declined by 29.6% as compared to 2008. As of October 2009, exports decreased by 6.8%, while imports decreased by 8.9%, a negative trade, which continues since the first negative trade balance of the last decade was registered in November 2006. Tourism activity also declined during 2009. Total hotel registrations for January to October 2009 declined 0.8% as compared to the same period for 2008. During January to September 2009 new vehicle sales decreased by 23.7%. In 2009, unemployment in Puerto Rico reached 15.0%, up 3.5 points compared with 2008.
     On January 14, 2010 the Puerto Rico Planning Board announced the release of Puerto Rico’s macroeconomic data for fiscal year 2009, ended June 30, 2009, as well as projected figures for fiscal year ending on June 30, 2010. The fiscal year 2009 showed a reduction of real GNP of -3.7%, while the projections for the fiscal year of 2010 point toward a positive growth of 0.7%. In general, the Puerto Rico economy continued its trend of decreasing growth, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
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

Rating downgrades on the Government of Puerto Rico’s debt obligations may affect the Corporation’s credit exposure.
     Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations in the past.
     Between May 2006 and mid-2009, the Government’s bonds were downgraded as a result of factors such as the Government’s inability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, high debt levels, chronic deficits, and the government’s continued reliance on operating budget loans from the Government Development Bank for Puerto Rico.
     In October and December 2009 both S&P and Moody’s confirmed the Government’s bond rating at BBB- and Baa3 with stable outlook, respectively. At present, both rating agencies maintain the stable outlooks for the general obligation bonds. In May 2009, S&P and Moody’s upgraded the sales and use tax senior bonds from A+ to AA- and from A1 to Aa3, respectively due to a modification in its bond resolution.
     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the fallout from the recent budgetary crisis and a possible ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations.
The failure of other financial institutions could adversely affect the Corporation.
     The Corporation’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Corporation has exposure to different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions the Corporation is required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, the Corporation may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect the Corporation’s financial condition and results of operations.
     In addition, many of these transactions expose the Corporation to credit risk in the event of a default by our counterparty or client. In addition, the credit risk may be exacerbated when the collateral held by the Corporation cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Corporation. There is no assurance that any such losses would not materially and adversely affect the Corporation’s financial condition and results of operations.
Legislative and regulatory actions taken now or in the future as a result of the current crisis in the financial industry may impact our business, governance structure, financial condition or results of operations.
     Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.
     These programs have subjected financial institutions, particularly those participating in the U.S. Treasury’s Troubled Asset Relief Program (the “TARP”), to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
     The Corporation also faces increased regulation and regulatory scrutiny as a result of our participation in the TARP. In January 2009, the Corporation issued Series F Preferred Stock and warrants to purchase the Corporation’s Common Stock to the U.S. Treasury under the TARP. Pursuant to the terms of this issuance, the Corporation is prohibited from increasing the dividend rate on our Common Stock in an amount exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of Common Stock prior to October 14, 2008, which was $0.07 per share, without approval. Furthermore, as long as Series F Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s Common Stock, are prohibited unless all accrued and unpaid dividends are paid on Series F Preferred Stock, subject to certain limited exceptions.
     On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of Emergency Economic Stabilization Act (“EESA”) to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of the use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds and authorization for the U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009 (the “ARRA”). The ARRA contains expansive new restrictions on executive compensation for financial institutions and other companies participating in the TARP. The ARRA amends the executive compensation and corporate governance provisions of EESA. In doing so, it continues all the same compensation and governance restrictions and adds substantially to restrictions in several areas. In addition, on June 10, 2009, the U.S. Treasury issued regulations implementing the compensation requirements under the ARRA. The regulations became applicable to existing TARP recipients upon publication in the Federal Register on June 15, 2009. The aforementioned compensation requirements and restrictions may adversely affect our ability to retain or hire senior bank officers.
     The U.S. House of Representatives approved a regulatory reform package on December 11, 2009 (H.R. 4173). The U.S. Senate is also expected to consider financial reform legislation during 2010. H.R. 4173 and a “Discussion Draft” of legislation that may be introduced in the U.S. Senate contain provisions, which would, among other things, establish a Consumer Financial Protection Agency, establish a systemic risk regulator, consolidate federal bank regulators and give shareholders an advisory vote on executive compensation. Separate legislative proposals call for partial repeal of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which is discussed below.
     The Obama administration is also requesting Congressional action to limit the growth of the largest U.S. financial firms and to bar banks and bank-related companies from engaging in proprietary trading and from owning, investing in or sponsoring hedge funds or private equity funds. A separate legislative proposal would impose a new fee or tax on U.S. financial institutions as part of the 2010 budget plans in an effort to reduce the anticipated budget deficit and to recoup losses anticipated from the TARP. Such an assessment is estimated to be 15-basis points, levied against bank assets minus Tier 1 capital and domestic deposits. It appears that this fee or tax would be assessed only against the 50 or so largest financial institutions in the U.S., which are those with more than $50 billion in assets, and therefore would not directly affect First BanCorp. However, the large banks that are affected by the tax may choose to seek additional deposit funding in the marketplace, driving up the cost of deposits for all banks. The administration has also considered a transaction tax on trades of stock in financial institutions and a tax on executive bonuses.
     The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.
     Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system.
     Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. The Corporation cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon its financial condition or results of operations.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
     In addition to being affected by general economic conditions, the earnings and growth of First BanCorp are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
     On January 6, 2010, the member agencies of the Federal Financial Institutions Examination Council (the “FFIEC”), which includes the Federal Reserve, issued an interest rate risk advisory reminding banks to maintain sound practices for managing interest rate risk, particularly in the current environment of historically low short-term interest rates.
     The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
The Corporation faces extensive and changing government regulation, which may increase our costs of and expose us to risks related to compliance.
     Most of our businesses are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we are asked to provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could adversely affect our operations and, in turn, our consolidated results of operations.
We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our business and financial condition may be adversely affected.
     Under regulatory capital adequacy guidelines, and other regulatory requirements, the Corporation and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our business and financial condition will be materially and adversely affected. If we fail to maintain well-capitalized status under the regulatory framework, or are deemed to be not well-managed under regulatory exam procedures, or if we experience certain regulatory violations, our status as a financial holding company and our related eligibility for a streamlined review process for acquisition proposals, and our ability to offer certain financial products will be compromised.

The imposition of additional property tax payments in Puerto Rico may further deteriorate our commercial, consumer and mortgage loan portfolios.
     On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 the “Act”). The Act imposes a series of temporary and permanent measures, including the imposition of a 0.591% special tax applicable to properties used for residential (excluding those exempt as detailed in the Act) and commercial purposes, and payable to the Puerto Rico Treasury Department. This temporary measure will be effective for tax years that commenced after June 30, 2009 and before July 1, 2012. The imposition of this special property tax could adversely affect the disposable income of borrowers from the commercial, consumer and mortgage loan portfolios and may cause an increase in our delinquency and foreclosure rates.
RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S SECURITIES
The market price of the Corporation’s common stock may be subject to significant fluctuations and volatility.
     The stock markets have recently experienced high levels of volatility. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of the Corporation’s common stock. In addition, the market price of the Corporation’s common stock has been subject to significant fluctuations and volatility because of factors specifically related to its businesses and may continue to fluctuate or further decline. Factors that could cause fluctuations, volatility or further decline in the market price of the Corporation’s common stock, many of which could be beyond its control, include the following:
•	changes or perceived changes in the condition, operations, results or prospects of the Corporation’s businesses and market assessments of these changes or perceived changes;

•	announcements of strategic developments, acquisitions and other material events by the Corporation or its competitors;

•	changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting the Corporation, including those relating to the recent financial crisis and global economic downturn and those that may be specifically directed to the Corporation;

•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in the Corporation’s principal markets;

•	the departure of key personnel;

•	changes in the credit, mortgage and real estate markets;

•	operating results that vary from the expectations of management, securities analysts and investors; and

•	operating and stock price performance of companies that investors deem comparable to the Corporation.
Our suspension of dividends could adversely affect our stock price and result in the expansion of our board of directors.
     In March of 2009, the Board of Governors of the Federal Reserve System issued a supervisory guidance letter intended to provide direction to bank holding companies (“BHCs”) on the declaration and payment of dividends, capital redemptions and capital repurchases by BHCs in the context of their capital planning process. The letter reiterates the long-standing Federal Reserve supervisory policies and guidance to the effect that BHCs should only pay dividends from current earnings. More specifically, the letter heightens expectations that BHCs will inform and consult with the Federal Reserve supervisory staff on the declaration and payment of dividends that exceed earnings for the period for which a dividend is being paid. In consideration of the financial results reported for the second quarter ended June 30, 2009, the Corporation decided, as a matter of prudent fiscal management and following the Federal Reserve guidance, to suspend payment of common stock dividends and dividends on all series of preferred stock. The Corporation cannot anticipate if and when the payment of dividends might be reinstated.

     This suspension could adversely affect the Corporation’s stock price. Further, in general, if dividends on our preferred stock are not paid for six quarterly dividend periods or more, the authorized number of directors of the board will be increased by two and the preferred stockholders will have the right to elect two additional members of the Corporation’s board of directors until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.
Dividends on the Corporation’s common stock have been suspended and a holder may not receive funds in connection with its investment in our common stock without selling its shares of common stock.
     Holders of common stock are only entitled to receive such dividends as the Corporation’s board of directors may declare out of funds legally available for such payments. The Corporation announced the suspension of dividend payments on its common stock. In general, so long as any shares of preferred stock remain outstanding and until the Corporation satisfies various Federal regulatory considerations, the Corporation cannot declare, set apart or pay any dividends on shares of the Corporation’s common stock unless all accrued and unpaid dividends on its preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on its preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment. Furthermore, prior to January 16, 2012, unless the Corporation has redeemed all of the shares of Series F Preferred Stock (or any successor security) or the U.S. Treasury has transferred all of Series F Preferred Stock (or any successor security) to third parties, the consent of the U.S. Treasury will be required for the Corporation to, among other things, increase the dividend rate per share of Common Stock above $0.07 per share or to repurchase or redeem equity securities, including the Corporation’s common stock, subject to certain limited exceptions. This could adversely affect the market price of the Corporation’s common stock. Also, the Corporation is a bank holding company and its ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong.
     In addition, the terms of the Corporation’s outstanding junior subordinated debt securities held by trusts that issue trust preferred securities prohibit the Corporation from declaring or paying any dividends or distributions on its capital stock, including its common stock and preferred stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Corporation has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
Offerings of debt, which would be senior to the common stock upon liquidation and/or to preferred equity securities, which may be senior to the common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of the common stock.
     The Corporation may attempt to increase its capital resources or, if its or the capital ratios of FirstBank fall below the required minimums, the Corporation or FirstBank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of the Corporation’s available assets prior to the holders of the common stock. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of the common stock, or both.
     The Corporation’s board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. The Corporation’s board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the Corporation’s dissolution, winding up and liquidation and other terms. If the Corporation issues preferred shares in the future that have a preference over the common stock with respect to the payment of dividends or upon liquidation, or if the Corporation issues preferred shares with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.
There may be future dilution of the Corporation’s common stock.
     In January 2009, in connection with the U.S. Treasury’s TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. In connection with this investment, the Corporation also issued to the U.S. Treasury a warrant to purchase 5,842,259 shares of the Corporation’s common stock (the “Warrant”) at an exercise price of $10.27 per share. The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments. In addition, in connection with its sale of 9,250,450 shares of common stock to the Bank of Nova Scotia (“BNS”), the Corporation agreed to give BNS an anti-dilution right and a right of first refusal when the Corporation sells shares of common stock to third parties. The possible future issuance of equity securities through the exercise of the Warrant or to BNS as a result of its rights could affect the Corporation’s current stockholders in a number of ways, including by:
•	diluting the voting power of the current holders of common stock (the shares underlying the Warrant represent approximately 6% of the Corporation’s outstanding shares of common stock as of December 31, 2009 and BNS owns 10% of the Corporation’s shares of common stock);

•	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

•	making the payment of dividends on common stock more expensive.
Also, recent increases in the allowance for loan and lease losses resulted in a reduction in the amount of the Corporation’s tangible common equity. Given the focus on tangible common equity by regulatory authorities and rating agencies, the Corporation may be required to raise additional capital through the issuance of additional common stock in future periods to increase that tangible common equity. However, no assurance can be given that the Corporation will be able to raise additional capital. An increase in the Corporation’s capital through an issuance of common stock could have a dilutive effect on the existing holders of our Common Stock and may adversely affect its market price.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2009, First BanCorp owned the following three main offices located in Puerto Rico:
     Main offices:
-	Headquarters — Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking lot and an adjacent parking lot are owned by the Corporation.

-	EDP & Operations Center — A five-story structure located at 1506 Ponce de León Avenue, Santurce, Puerto Rico. These facilities are fully occupied by the Corporation.

-	Consumer Lending Center — A three-story building with a three-level parking lot located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.

-	In addition, during 2006, First BanCorp purchased a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities are being renovated and expanded to accommodate branch operations, data processing, administrative and certain headquarter offices. FirstBank expects to commence occupancy in summer 2010.
     The Corporation owned 24 branch and office premises and auto lots and leased 117 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage, insurance businesses and commercial banking services are located in the same building. All of these premises are located in Puerto Rico, Florida and in the U.S. and British Virgin Islands. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.
Item 3. Legal Proceedings
     The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of the Corporation’s management the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Corporation.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     Information about Market and Holders
     The Corporation’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol FBP. On December 31, 2009, there were 540 holders of record of the Corporation’s common stock.
     The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Corporation’s common stock during such periods.

				Dividends
Quarter Ended	High	Low	Last	per Share
2009:
December	$2.88	$1.51	$2.30	$—
September	4.20	3.01	3.05	—
June	7.55	3.95	3.95	0.07
March	11.05	3.63	4.26	0.07

2008:
December	$12.17	$7.91	$11.14	$0.07
September	12.00	6.05	11.06	0.07
June	11.20	6.34	6.34	0.07
March	10.97	7.56	10.16	0.07

2007:
December	$10.16	$6.15	$7.29	$0.07
September	11.06	8.62	9.50	0.07
June	13.64	10.99	10.99	0.07
March	13.52	9.08	13.26	0.07
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
     On January 16, 2009, the Corporation issued to the U.S. Treasury the Series F Preferred Stock and the Warrant, which transaction is described in Item 1 — Recent Significant Events on page 9.
     The Series A, B, C, D, E and F Preferred Stock rank on parity with respect to dividend rights and rights upon liquidation, winding up or dissolution. Holders of each series of preferred stock are entitled to receive cash dividends, when, as and if declared by the board of directors of First BanCorp out of funds legally available for dividends. The Purchase Agreement of the Series F Preferred stock contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share.
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
        Dividends
     The Corporation has a policy of paying quarterly cash dividends on its outstanding shares of common stock subject to its earnings and financial condition. On July 30, 2009 after reporting a net loss for the quarter ended June 30, 2009, the Corporation announced that the Board of Directors resolved to suspend the payment of the common and preferred dividends (including the Series F Preferred Stock dividends), effective with the preferred dividend for the month of August 2009. During 2009, the Corporation declared a cash dividend of $0.07 per share for the first two quarters of the year. During years 2008 and 2007, the Corporation declared a cash dividend of $0.07 per share for each quarter of such years. The Corporation’s ability to pay future dividends will necessarily depend upon its earnings and financial condition. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.
     First BanCorp did not purchase any of its equity securities during 2009 or 2008.
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

     Securities authorized for issuance under equity compensation plans
     The following summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2009:

Number of Securities
			Weighted-Average	Remaining Available for
	Number of Securities		Exercise Price of	Future Issuance Under
	to be Issued Upon		Outstanding	Equity Compensation
	Exercise of Outstanding		Options, warrants	Plans (Excluding Securities
	Options		and rights	Reflected in Column (A))
Plan category	(A)		(B)	(C)

Equity compensation plans approved by stockholders	2,481,310	(1)	$13.46	3,767,784	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	2,481,310		$13.46	3,767,784

(1)	Stock options granted under the 1997 stock option plan which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full forth and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.

(2)	Securities available for future issuance under the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”) approved by stockholder on April 29, 2008. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events.

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
     The graph below compares the cumulative total stockholder return of First BanCorp during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2004 in each of First BanCorp’ common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp’s common stock.
     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2004, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2009. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.
SELECTED FINANCIAL DATA
(Dollars in thousands except for per share data and financial ratios results)

Year Ended December 31,
2009	2008	2007	2006	2005
Condensed Income Statements:
Total interest income	$996,574	$1,126,897	$1,189,247	$1,288,813	$1,067,590
Total interest expense	477,532	599,016	738,231	845,119	635,271
Net interest income	519,042	527,881	451,016	443,694	432,319
Provision for loan and lease losses	579,858	190,948	120,610	74,991	50,644
Non-interest income	142,264	74,643	67,156	31,336	63,077
Non-interest expenses	352,101	333,371	307,843	287,963	315,132
(Loss) income before income taxes	(270,653)	78,205	89,719	112,076	129,620
Income tax (expense) benefit	(4,534)	31,732	(21,583)	(27,442)	(15,016)
Net (loss) income	(275,187)	109,937	68,136	84,634	114,604
Net (loss) income attributable to common stockholders	(322,075)	69,661	27,860	44,358	74,328

Per Common Share Results:
Net (loss) income per common share basic	$(3.48)	$0.75	$0.32	$0.54	$0.92
Net (loss) income per common share diluted	$(3.48)	$0.75	$0.32	$0.53	$0.90
Cash dividends declared	$0.14	$0.28	$0.28	$0.28	$0.28
Average shares outstanding	92,511	92,508	86,549	82,835	80,847
Average shares outstanding diluted	92,511	92,644	86,866	83,138	82,771
Book value per common share	$7.25	$10.78	$9.42	$8.16	$8.01
Tangible book value per common share(1)	$6.76	$10.22	$8.87	$7.50	$7.29

Balance Sheet Data:
Loans and loans held for sale	$13,949,226	$13,088,292	$11,799,746	$11,263,980	$12,685,929
Allowance for loan and lease losses	528,120	281,526	190,168	158,296	147,999
Money market and investment securities	4,866,617	5,709,154	4,811,413	5,544,183	6,653,924
Intangible Assets	44,698	52,083	51,034	54,908	58,292
Deferred tax asset, net	109,197	128,039	90,130	162,096	130,140
Total assets	19,628,448	19,491,268	17,186,931	17,390,256	19,917,651
Deposits	12,669,047	13,057,430	11,034,521	11,004,287	12,463,752
Borrowings	5,214,147	4,736,670	4,460,006	4,662,271	5,750,197
Total preferred equity	928,508	550,100	550,100	550,100	550,100
Total common equity	644,062	940,628	896,810	709,620	663,416
Accumulated other comprehensive income (loss), net of tax	26,493	57,389	(25,264)	(30,167)	(15,675)
Total equity	1,599,063	1,548,117	1,421,646	1,229,553	1,197,841

Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(1.39)	0.59	0.40	0.44	0.64
Return on Average Total Equity	(14.84)	7.67	5.14	7.06	8.98
Return on Average Common Equity	(34.07)	7.89	3.59	6.85	10.23
Average Total Equity to Average Total Assets	9.36	7.74	7.70	6.25	7.09
Interest Rate Spread (1)(2)	2.62	2.83	2.29	2.35	2.87
Interest Rate Margin(1)(2)	2.93	3.20	2.83	2.84	3.23
Tangible common equity ratio(1)	3.20	4.87	4.79	3.60	2.97
Dividend payout ratio	(4.03)	37.19	88.32	52.50	30.46
Efficiency ratio(3)	53.24	55.33	59.41	60.62	63.61

Asset Quality:
Allowance for loan and lease losses to loans receivable	3.79	2.15	1.61	1.41	1.17
Net charge-offs to average loans	2.48	0.87	0.79	0.55	0.39
Provision for loan and lease losses to net charge-offs	1.74	x	1.76	x	1.36	x	1.16	x	1.12	x
Non-performing assets to total assets	8.71	3.27	2.56	1.54	0.75
Non-performing loans to total loans receivable	11.23	4.49	3.50	2.24	1.06
Allowance to total non-performing loans	33.77	47.95	46.04	62.79	110.18
Allowance to total non-performing loans, excluding residential real estate loans	47.06	90.16	93.23	115.33	186.06

Other Information:
Common Stock Price: End of period	$2.30	$11.14	$7.29	$9.53	$12.41

(1)	Non-gaap measures. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.

(2)	On a tax equivalent basis (see “Net Interest Income” discussion below).

(3)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.

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
DESCRIPTION OF BUSINESS
     First BanCorp is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”), Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands and the State of Florida (USA) specializing in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.
OVERVIEW OF RESULTS OF OPERATIONS
     First BanCorp’s results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the year ended December 31, 2009, non-interest expenses (such as personnel, occupancy and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), the results of its hedging activities, gains (losses) on investments, gains (losses) on mortgage banking activities, and income taxes which also significantly affected 2009 results.
     Net loss for the year ended December 31, 2009 amounted to $275.2 million or $(3.48) per diluted common share, compared to net income of $109.9 million or $0.75 per diluted common share for 2008 and net income of $68.1 million or $0.32 per diluted common share for 2007.
     The Corporation’s financial results for 2009, as compared to 2008, were principally impacted by: (i) an increase of $388.9 million in the provision for loan and lease losses attributable to the significant increase in the volume of non-performing and impaired loans, the migration of loans to higher risk categories, increases in loss factors used to determine general reserves to account for increases in charge-offs, delinquency levels and weak economic conditions, and the overall growth of the loan portfolio, (ii) an increase of $36.3 million in income tax expense, affected by a non-cash increase of $184.4 million in the Corporation’s deferred tax asset valuation allowance due to losses incurred in 2009, (iii) an increase of $18.7 million in non-interest expenses driven by increases in the FDIC deposit insurance premium partially offset by a reduction in employees’ compensation and benefit expenses, and (iv) a decrease of $8.8 million in net interest income mainly due to lower loan yields adversely affected by the higher volume of non-performing loans and the repricing of adjustable rate commercial and construction loans tied to short-term indexes. These factors were partially offset by an increase of $67.6 million in non-interest income primarily due to realized gains of $86.8 million on the sale of investment securities in 2009, mainly U.S. Agency mortgage-backed securities.

     The following table summarizes the effect of the aforementioned factors and other factors that significantly impacted financial results in previous years on net (loss) income attributable to common stockholders and (loss) earnings per common share for the last three years:

	Year Ended December 31,
	2009		2008		2007
	Dollars	Per Share	Dollars	Per Share	Dollars	Per Share
		(In thousands, except for per common share amounts)
Net income attributable to common stockholders for prior year	$69,661	$0.75	$27,860	$0.32	$44,358	$0.53
Increase (decrease) from changes in:
Net interest income	(8,839)	(0.10)	76,865	0.88	7,322	0.09
Provision for loan and lease losses	(388,910)	(4.20)	(70,338)	(0.81)	(45,619)	(0.55)
Net gain (loss) on investments and impairments	63,953	0.69	23,919	0.28	5,468	0.06
Gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	—	(2,497)	(0.03)	13,137	0.16
Gain on sale of credit card portfolio	—	—	(2,819)	(0.03)	2,319	0.03
Insurance reimbursement and other agreements related to a contingency settlement	—	—	(15,075)	(0.17)	15,075	0.18
Other non-interest income	3,668	0.04	3,959	0.05	(179)	—
Employees’ compensation and benefits	9,119	0.10	(1,490)	(0.02)	(12,840)	(0.15)
Professional fees	592	0.01	4,942	0.06	11,344	0.13
Deposit insurance premium	(30,471)	(0.33)	(3,424)	(0.04)	(5,073)	(0.06)
Net loss on REO operations	(490)	(0.01)	(18,973)	(0.22)	(2,382)	(0.03)
Core deposit intangible impairment	(3,988)	(0.04)	—	—	—	—
All other operating expenses	6,508	0.07	(6,583)	(0.08)	(10,929)	(0.13)
Income tax provision	(36,266)	(0.39)	53,315	0.61	5,859	0.07

Net (loss) income before changes in preferred stock dividends, preferred discount amortization and change in average common shares	(315,463)	(3.41)	69,661	0.80	27,860	0.33
Change in preferred dividends and preferred discount amortization	(6,612)	(0.07)	—	—	—	—
Change in average common shares (1)	—	—	—	(0.05)	—	(0.01)

Net (loss) income attributable to common stockholders	$(322,075)	$(3.48)	$69,661	$0.75	$27,860	$0.32

(1)	For 2008, mainly attributed to the sale of 9.250 million common shares to the Bank of Nova Scotia (“Scotiabank”) in the second half of 2007.
•	Net loss for the year ended December 31, 2009 was $275.2 million compared to net income of $109.9 million and net income of $68.1 million for the years ended December 31, 2008 and 2007, respectively.
•	Diluted loss per common share for the year ended December 31, 2009 amounted to $(3.48) compared to earnings per diluted share of $0.75 and $0.32 for the years ended December 31, 2008 and 2007, respectively.
•	Net interest income for the year ended December 31, 2009 was $519.0 million compared to $527.9 million and $451.0 million for the years ended December 31, 2008 and 2007, respectively. Net interest spread and margin on an adjusted tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below) were 2.62% and 2.93%, respectively, down 21 and 27 basis points from 2008. The decrease for 2009 compared to 2008 was mainly associated with a significant increase in non-performing loans and the repricing of floating-rate commercial and construction loans at lower rates due to decreases in market interest rates such as three-month LIBOR and the Prime rate, even though the Corporation is actively increasing spreads on loan renewals. The Corporation increased the use of interest rate floors in new commercial and construction loans agreements and renewals in 2009 to protect net interest margins going forward. Lower loan yields more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets. Refer to the “Net Interest Income”discussion below for additional information.
The increase in net interest income for 2008, compared to 2007, was mainly associated with a decrease in the average cost of funds resulting from lower short-term interest rates and, to a lesser extent, a higher volume of interest-earning assets. The decrease in funding costs more than offset lower loans yields resulting from the repricing of variable-rate construction and commercial loans tied to short-term indexes and from a higher volume of non-accrual loans.
•	The provision for loan and lease losses for 2009 was $579.9 million compared to $190.9 million and $120.6 million for 2008 and 2007, respectively. The increase for 2009, as compared to 2008, was mainly attributable to the significant increase in non-performing loans and increases in specific reserves for impaired commercial and construction loans. Also, the migration of loans to higher risk categories and increases to loss factors used to determine the general reserve allowance contributed to the higher provision.
The increase for 2008, as compared to 2007, was mainly attributable to the significant increase in delinquency levels and increases in specific reserves for impaired commercial and construction loans. During 2008, the Corporation experienced continued stress in the credit quality of and worsening trends on its construction loan portfolio, in particular, condo-conversion loans affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States and on its commercial loan portfolio which was adversely impacted by deteriorating economic conditions in Puerto Rico. Also, higher reserves for residential mortgage loans in Puerto Rico and in the United States were necessary to account for the credit risk tied to recessionary conditions in the economy.
Refer to the “Provision for Loan and Lease Losses” and “Risk Management” discussions below for additional information and further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
•	Non-interest income for the year ended December 31, 2009 was $142.3 million compared to $74.6 million and $67.2 million for the years ended December 31, 2008 and 2007, respectively. The increase in non-interest income in 2009, compared to 2008, was mainly related to a $59.6 million increase in realized gains on the sale of investment securities, primarily reflecting a $79.9 million gain on the sale of mortgage-backed securities (“MBS”) (mainly U.S. agency fixed-rate MBS), compared to realized gains on the sale of MBS of $17.7 million in 2008. In an effort to manage interest rate risk, and taking advantage of favorable market valuations, approximately $1.8 billion of U.S. agency MBS (mainly 30 year fixed-rate U.S. agency MBS) were sold in 2009, compared to approximately $526 million of U.S. agency MBS sold in 2008. Also contributing to higher non-interest income was the $5.3 million increase in gains from mortgage banking activities, due to the increased volume of loan sales and securitizations. Servicing assets recorded at the time of sale amounted to $6.1 million for 2009 compared to $1.6 million for 2008. The increase was mainly related to $4.6 million of capitalized servicing assets in connection with the securitization of approximately $305 million FHA/VA mortgage loans into GNMA MBS. For the first time in several years, the Corporation has been engaged in the securitization of mortgage loans since early 2009.
The increase in non-interest income in 2008, compared to 2007, was related to a realized gain of $17.7 million on the sale of investment securities (mainly U.S. sponsored agency fixed-rate MBS) and to the gain of $9.3 million on the sale of part of the Corporation’s investment in VISA in connection with VISA’s initial public offering (“IPO”). A surge in MBS prices, mainly due to announcements of the Federal Reserve (“FED”) that it will invest up to $600 billion in obligations from U.S. government-sponsored agencies, including $500 billion in MBS, provided an opportunity to realize a sale of approximately $284 million fixed-rate U.S. agency MBS at a gain of $11.0 million. Early in 2008, a spike and subsequent contraction in yield spread for U.S. agency MBS also provided an opportunity for the sale of approximately $242 million and a realized gain of $6.9 million. Higher point of sale (POS) and ATM interchange fee income and an increase in fee income from cash management services provided to corporate customers also contributed to the increase in non-interest income. The increase in non-interest income attributable to these activities was partially offset, when comparing 2008 to 2007, by isolated events such as the $15.1 million income recognition for reimbursement of expenses, mainly from insurance carriers, related to the class action lawsuit settled in 2007, and a gain of $2.8 million on the sale of a credit card portfolio and of $2.5 million on the partial extinguishment and recharacterization of a secured commercial loan to a local financial institution that were all recognized in 2007.
Refer to “Non-Interest Income” discussion below for additional information.
•	Non-interest expenses for 2009 was $352.1 million compared to $333.4 million and $307.8 million for 2008 and 2007, respectively. The increase in non-interest expenses for 2009, as compared to 2008, was principally attributable to: (i) an increase of $30.5 million in the FDIC deposit insurance premium, including $8.9 million for the special assessment levied by the FDIC in 2009 and increases in regular assessment rates, (ii) a $4.0 million core deposit intangible impairment charge, and (iii) a $1.8 million increase in the reserve for probable losses on outstanding unfunded loan commitments. The aforementioned increases were partially offset by decreases in certain controllable expenses such as: (i) a $9.1 million decrease in employees’ compensation and benefit expenses, due to a lower headcount and reductions in bonuses, incentive compensation and overtime costs, (ii) a $3.4 million decrease in business promotion expenses due to a lower level of marketing activities, and (iii) a $1.1 million decrease in taxes, other than income taxes, driven by a reduction in municipal taxes which are assessed based on taxable gross revenues.
The increase in non-interest expenses for 2008, as compared to 2007, was principally attributable to: (i) a higher net loss on REO operations that increased to $21.4 million for 2008 from $2.4 million for 2007, driven by a higher inventory of repossessed properties and declining real estate prices, mainly in the U.S. mainland, that have caused write-downs on the value of repossessed properties, and (ii) an increase of $3.4 million in deposit insurance premium expense, as the Corporation used available one-time credits to offset the premium increase in 2007 resulting from a new assessment system adopted by the FDIC, and (iii) higher occupancy and equipment expenses, an increase of $2.9 million tied to the growth of the Corporation’s operations. The Corporation was able to continue the growth of its operations without incurring substantial additional non-interest expenses as reflected by a slight increase of 2% in non-interest expenses, excluding the increase in REO operations losses. Modest increases were observed in occupancy and equipment expenses, an increase of $2.9 million, and in employees’ compensation and benefit, an increase of $1.5 million. Refer to “Non-Interest Expenses”discussion below for additional information.
•	For 2009, the Corporation recorded an income tax expense of $4.5 million, compared to an income tax benefit of $31.7 million for 2008. The income tax expense for 2009 mainly resulted from the aforementioned $184.4 million non-cash increase in the valuation allowance for the Corporation’s deferred tax asset. The increase in the valuation allowance was driven by the losses incurred in 2009 that placed FirstBank in a three-year cumulative loss position as of the end of the third quarter of 2009.
For 2008, the Corporation recorded an income tax benefit of $31.7 million, compared to an income tax expense of $21.6 million for 2007. The fluctuation was mainly related to lower taxable income. A significant portion of revenues was derived from tax-exempt assets and operations conducted through the international banking entity, FirstBank Overseas Corporation. Also, the positive fluctuation in financial results was impacted by two transactions: (i) a reversal of $10.6 million of Unrecognized Tax Benefits (“UTBs”) during the second quarter of 2008 for positions taken on income tax returns due to the lapse of the statute of limitations for the 2003 taxable year, and (ii) the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that established a multi-year allocation schedule for deductibility of the $74.25 million payment made by the Corporation during 2007 to settle a securities class action suit.
Refer to “Income Taxes” discussion below for additional information.
•	Total assets as of December 31, 2009 amounted to $19.6 billion, an increase of $137.2 million compared to $19.5 billion as of December 31, 2008. The Corporation’s loan portfolio increased by $860.9 million (before the allowance for loan and lease losses), driven by new originations, mainly credit facilities extended to the Puerto Rico Government and/or its political subdivisions. Also, an increase of $298.4 million in cash and cash equivalents contributed to the increase in total assets, as the Corporation improved its liquidity position as a precautionary measure given current volatile market conditions. Partially offsetting the increase in loans and liquid assets was a $790.8 million decrease in investment securities, driven by sales and principal repayments of MBS.
•	As of December 31, 2009, total liabilities amounted to $18.0 billion, an increase of $86.2 million as compared to $17.9 billion as of December 31, 2008. The increase in total liabilities was mainly attributable to an increase of $818 million in short-term advances from the FED and FHLB and an increase of $480 million in non-brokered deposits, partially offset by a decrease of $868.4 million in brokered CDs and a decrease of $344.4 million in repurchase agreements. The Corporation has been reducing the reliance on brokered CDs and is focused on core deposit growth initiatives in all of the markets served.
•	The Corporation’s stockholders’ equity amounted to $1.6 billion as of December 31, 2009, an increase of $50.9 million compared to the balance as of December 31, 2008, driven by the $400 million investment by the United States Department of the Treasury (the “U.S. Treasury”) in preferred stock of the Corporation through the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program. This was partially offset by the net loss of $275.2 million recorded for 2009, dividends paid amounting to $43.1 million in 2009 ($13.0 million on common stock, or $0.14 per share, and $30.1 million on preferred stock) and a $30.9 million decrease in other comprehensive income mainly due to a noncredit-related impairment of

$31.7 million on private label MBS.
•	Total loan production, including purchases and refinancings, for the year ended December 31, 2009 was $4.8 billion compared to $4.2 billion and $4.1 billion for the years ended December 31, 2008 and 2007, respectively. The increase in loan production in 2009, as compared to 2008, was mainly associated with a $977.9 million increase in commercial loan originations driven by approximately $1.7 billion in credit facilities extended to the Puerto Rico Government and/or its political subdivisions. Partially offsetting the increase in the originations of commercial loans was a decrease of $303.3 million in originations of consumer loans and of $98.5 million in residential mortgage loan originations adversely affected by weak economic conditions in Puerto Rico. The increase in loan production in 2008, as compared to 2007, was mainly associated with an increase in commercial loan originations and the purchase of a $218 million auto loan portfolio.
•	Total non-performing assets as of December 31, 2009 was $1.71 billion compared to $637.2 million as of December 31, 2008. Even though deterioration in credit quality was observed in all of the Corporation’s portfolios, it was more significant in the construction and commercial loan portfolios, which were affected by both the stagnant housing market and further weakening in the economies of the markets served during most of 2009. The increase in non-performing assets was led by an increase of $518.0 million in non-performing construction loans, of which $314.1 million is related to the construction loan portfolio in the Puerto Rico portfolio and $205.2 million is related to construction projects in Florida. Other portfolios that experienced a significant growth in credit risk, mainly in Puerto Rico, include: (i) a $183.0 million increase in non-performing commercial and industrial (“C&I) loans, (ii) a $166.7 million increase in non-performing residential mortgage loans, and (ii) a $110.6 million increase in non-performing commercial mortgage loans. Also, during 2009, the Corporation classified as non-performing investment securities with a book value of $64.5 million that were pledged to Lehman Brothers Special Financing, Inc., in connection with several interest rate swap agreements entered into with that institution. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts, the Corporation decided to classify such investments as non-performing. Refer to the “Risk Management — Non-accruing and Non-performing Assets” section below for additional information with respect to non-performing assets by geographic areas and recent actions taken by the Corporation to reduce its exposure to troubled loans.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
     The accounting principles of the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) classification and related values of investment securities; 5) valuation of financial instruments; 6) derivative financial instruments; and 7) income recognition on loans. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the recorded assets and liabilities and contingent assets and liabilities disclosed as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.
          Allowance for Loan and Lease Losses
     The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality
     A specific valuation allowance is established for those commercial and real estate loans classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. To compute the specific valuation allowance, commercial and real estate, including residential mortgage loans with a principal balance of $1 million or more are evaluated individually as well as smaller residential mortgage loans considered impaired based on their high delinquency and loan-to-value levels. When foreclosure is probable, the impairment is measured based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Deficiencies from the excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral are charged-off when deemed uncollectible.
     For all other loans, which include, small, homogeneous loans, such as auto loans, consumer loans, finance lease loans, residential mortgages, and commercial and construction loans not considered impaired or in amounts under $1 million, the Corporation maintains a general valuation allowance. The methodology to compute the general valuation allowance has not change in the past 2 years. The Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, and other environmental factors such as economic forecasts. The analysis of the residential mortgage pools are performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs are used in the model and are risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios, trends in non-accrual loans, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and gross product or unemployment data for the geographical region. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires losses be accrued when they are probable of occurring and estimable.

     The blended general reserve factors utilized for all portfolios increased during 2009 due to the continued deterioration in the economy and the continued increase in delinquencies, charge-offs, home values and most other economic indicators utilized. The blended general reserve factor for residential mortgage loans increased from 0.43% in 2008 to 0.91% in 2009. For commercial mortgage loans the blended general reserve factor increased from 0.62% in 2008 to 2.41% in 2009. For C&I loans the blended general reserve factor increased from 1.31% in 2008 to 2.44% in 2009. The construction loans blended general factor increased from 2.18% in 2008 to 9.82% in 2009. The consumer and finance leases reserve factor increased from 4.31% in 2008 to 4.36% in 2009.
          Other-than-temporary impairments
     On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or circumstances indicating that a security with an unrealized loss has suffered an other-than-temporary impairment (“OTTI”). A security is considered impaired if the fair value is less than its amortized cost basis.
     The Corporation evaluates if the impairment is other-than-temporary depending upon whether the portfolio is of fixed income securities or equity securities as further described below. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.
     The impairment analysis of fixed income securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default and significant changes in prepayment assumptions. In light of current volatile economic and financial market conditions, the Corporation also takes into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate. In April 2009, the Financial Accounting Standard Board (“FASB”) amended the OTTI model for debt securities. OTTI losses are recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, expected cash flows to be received are evaluated to determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI is recorded as a component of Net impairment losses on investment securities in the statements of (loss) income, while the remaining portion of the impairment loss is recognized in other comprehensive income, net of taxes. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income.
     Prior to April 1, 2009, an unrealized loss was considered other-than-temporary and recorded in earnings if (i) it was probable that the holder would not collect all amounts due according to contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the security for a prolonged period of time and the Corporation did not have the positive intent and ability to hold the security until recovery or maturity.
     The impairment model for equity securities was not affected by the aforementioned FASB amendment. The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, credit ratings as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more. An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of twelve consecutive months or more.

          Income Taxes
     The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting from differences in the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution. As of December 31, 2009, there were no open income tax investigations. Information regarding income taxes is included in Note 27 to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K.
     The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change (see Note 27 to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K).
     Accounting for Income Taxes requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In 2009, the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in capital gain statutory tax rate from 15% to 15.75%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. Also, under the Act, all IBEs are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commence after December 31, 2008 and before January 1, 2012. The effect of a higher temporary statutory tax rate over the normal statutory tax rate resulted in an additional income tax benefit of $10.4 million for 2009 that was partially offset by an income tax provision of $6.6 million related to the special 5% tax on the operations FirstBank Overseas Corporation. For 2007 and 2008, the maximum marginal corporate income tax rate was 39%.
     The FASB issued authoritative guidance that prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under the authoritative accounting guidance, income tax benefits are recognized and measured upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. Refer to Note 27 of the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for required disclosures and further information related to this accounting guidance.

        Investment Securities Classification and Related Values
     Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Debt and equity securities are classified as trading when the Corporation has the intent to sell the securities in the near term. Debt and equity securities classified as trading securities are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as HTM or trading, except for equity securities that do not have readily available fair values, are classified as available-for-sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated other comprehensive income (a component of stockholders’ equity) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. Investments in equity securities that do not have publicly and readily determinable fair values are classified as other equity securities in the statement of financial condition and carried at the lower of cost or realizable value. The determination of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, prepayment speeds and discount rates.
          Valuation of financial instruments
     The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments and other financial instruments at fair value. The Corporation holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks. A substantial part of these assets and liabilities is reflected at fair value on the Corporation’s financial statements.
     The Corporation adopted authoritative guidance issued by the FASB for fair value measurements which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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
     The following is a description of the valuation methodologies used for instruments measured at fair value:
     Callable Brokered CDs (Level 2 inputs)
     The fair value of callable brokered CDs, which are included within deposits and elected to be measured at fair value, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits. The fair value does not incorporate the risk of nonperformance, since the callable brokered

CDs are participated out by brokers in shares of less than $100,000 and insured by the FDIC. As of December 31, 2009, there were no callable brokered CDs outstanding measured at fair value since they were all called during 2009.
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
     Private label mortgage-backed securities are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation is derived from a model and represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security and utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 4 of the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for additional information.
     Derivative Instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparts when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparts is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the

Corporation fully collateralizes with investment securities any mark-to-market loss with the counterparty and, if there are market gains, the counterparty must deliver collateral to the Corporation.
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
       Derivative Financial Instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. All derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in other comprehensive income in the stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). As of December 31, 2009 and 2008, all derivatives held by the Corporation were considered economic undesignated hedges recorded at fair value with the resulting gain or loss recognized in current period earnings.
     Prior to entering into an accounting hedge transaction or designating a hedge, the Corporation formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges, if any, to specific assets and liabilities on the statements of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation discontinues hedge accounting prospectively when it determines that the derivative is not effective or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability as a yield adjustment.

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
     Effective January 1, 2007, the Corporation elected to early adopt authoritative guidance issued by the FASB that allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The Corporation adopted the fair value option for callable fixed-rate medium-term notes and callable brokered certificates of deposit that were hedged with interest rate swaps. One of the main considerations in the determination to adopt the fair value option for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Corporation to fulfill the requirements specified by authoritative guidance issued by the FASB for derivative instruments designated as fair value hedges.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of the fair value option, the Corporation no longer amortizes or accretes the basis adjustment for the financial liabilities elected to be measured at fair value. The basis adjustment amortization or accretion is the reversal of the basis differential between the market value and book value recognized at the inception of fair value hedge accounting as well as the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it had recognized changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of the fair value option also required the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. The option of using fair value accounting also requires that the accrued interest be reported as part of the fair value of the financial instruments elected to be measured at fair value.
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
     Loans on which the recognition of interest income has been discontinued are designated as non-accruing. When loans are placed on non-accruing status, any accrued but uncollected interest income is reversed and charged against interest income. Consumer, construction, commercial and mortgage loans are classified as non-accruing when interest and principal have not been received for a period of 90 days or more or when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower. Interest income on non-accruing loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Loans are restored to accrual status only when future payments of interest and principal are reasonably assured.
     Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Closed-end personal consumer loans are charged-off when payments are 120 days in arrears. Collateralized auto and finance leases are reserved at 120 days delinquent and charged-off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e. when foreclosure is probable). Open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears.

     A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. The Corporation measures impairment individually for those commercial and construction loans with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral, and also evaluates for impairment purposes certain residential mortgage loans with high delinquency and loan-to-value levels. Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans. Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Troubled debt restructurings typically result from the Corporation’s loss mitigation activities or programs sponsored by the Federal Government and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings are generally reported as non-performing loans and restored to accrual status when there is a reasonable assurance of repayment and the borrower has made payments over a sustained period, generally six months. However, a loan that has been formally restructured as to be reasonably assured of repayment and of performance according to its modified terms is not placed in non-accruing status, provided the restructuring is supported by a current, well documented credit evaluation of the borrower’s financial condition taking into consideration sustained historical payment performance for a reasonable time prior to the restructuring.
Recent Accounting Pronouncements
     The FASB have issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:
     In May 2008, the FASB issued authoritative guidance on financial guarantee insurance contracts requiring that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This guidance also clarifies how the accounting and reporting by insurance entities applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. FASB authoritative guidance on the accounting for financial guarantee insurance contracts is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities which are effective since the first interim period after the issuance of this guidance. The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.
     In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in shared-based payment transactions are participating securities. This guidance applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under this guidance unvested share-based payment awards that are considered to be participating securities must be included in the computation of earnings per share (“EPS”) pursuant to the two-class method as required by FASB guidance on earnings per share. FASB guidance on determining whether instruments granted in share based payment transactions are participating securities is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this Statement did not have an impact on the Corporation’s financial statements since, as of December 31, 2009, the outstanding unvested shares of restricted stock do not contain rights to nonforfeitable dividends.
     In April 2009, the FASB issued authoritative guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance carries forward the requirement that acquired contingencies in a business combination be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies based on a reasonable estimate in accordance with FASB guidance on the accounting for contingencies. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Statement did not have an impact on the Corporation’s financial statements.
     In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, that is, to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. The adoption of this Statement did not impact the Corporation’s fair value methodologies on its financial assets and liabilities.
     In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is OTTI and requires an entity to recognize the credit component of an OTTI of a debt security in earnings and the noncredit component in other comprehensive income (“OCI”) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. This guidance also requires expanded disclosures and became effective for interim and annual reporting periods ending after June 15, 2009. In connection with this guidance, the Corporation recorded $1.3 million for the year ended December 31, 2009 of OTTI charges through earnings that represents the credit loss of available-for-sale private label mortgage-backed securities. This guidance does not amend existing recognition and measurement guidance related to an OTTI of equity securities. The expanded disclosures related to this new guidance are included in Note 4 of the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K.
     In April 2009, the FASB amended the existing guidance on the disclosure about fair values of financial instruments, which requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. This guidance became effective for interim reporting periods ending after June 15, 2009. The adoption of the amended guidance expanded the Corporation’s interim financial statement disclosures with regard to the fair value of financial instruments.
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
     In June 2009, the FASB amended the existing guidance on the accounting for transfers of financial assets, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to this guidance includes changes to the conditions for sales of a financial assets which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests; and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The Corporation is evaluating the impact the adoption of the guidance will have on its financial statements.

     In June 2009, the FASB amended the existing guidance on the consolidation of variable interest, which improves financial reporting by enterprises involved with variable interest entities and addresses (i) the effects on certain provisions of the amended guidance, as a result of the elimination of the qualifying special-purpose entity concept in the accounting for transfer of financial assets guidance and (ii) constituent concerns about the application of certain key provisions of the guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to this guidance includes the replacement of the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Corporation is evaluating the impact, if any, the adoption of this guidance will have on its financial statements.
     In June 2009, the FASB issued authoritative guidance on the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) is the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification project does not change GAAP in any way shape or form; it only reorganizes the existing pronouncements into one single source of U.S. GAAP. This guidance is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in this guidance. All other accounting literature not included in the Codification is nonauthoritative. Following this guidance, the FASB will not issue new guidance in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
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
     The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this guidance did not impact the Corporation’s fair value methodologies on its financial liabilities
     In September 2009, the FASB updated the Codification to reflect SEC staff pronouncements on earnings-per-share calculations. According to the update, the SEC staff believes that when a public company redeems preferred shares, the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount on the balance sheet after issuance costs of the preferred stock should be added to or subtracted from net income before doing an earnings per share calculation. The SEC’s staff also thinks it is not appropriate to aggregate preferred shares with different dividend yields when trying to determine whether the “if-converted” method is dilutive to the earnings per-share calculation. As of December 31, 2009, the Corporation has not been involved in a redemption or induced conversion of preferred stock.

     In January 2010, the FASB updated the Codification to provide guidance on accounting for distributions to shareholders with components of stock and cash. This guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend . The new guidance is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not impact the Corporation’s financial statements.
     In January 2010, the FASB updated the Codification to provide guidance to improve disclosure requirements related to fair value measurements and require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair-value hierarchy and the reasons for the transfers. Significance will be determined based on earnings and total assets or total liabilities or, when changes in fair value are recognized in other comprehensive income, based on total equity. A reporting entity must disclose and consistently follow its policy for determining when transfers between levels are recognized. Acceptable methods for determining when to recognize transfers include: (i) actual date of the event or change in circumstances causing the transfer; (ii) beginning of the reporting period; and (iii) end of the reporting period. Currently, entities are only required to disclose activity in Level 3 measurements in the fair-value hierarchy on a net basis. This guidance will require separate disclosures for purchases, sales, issuances, and settlements of assets. Entities will also have to disclose the reasons for the activity and apply the same guidance on significance and transfer policies required for transfers between Level 1 and 2 measurements. The guidance requires disclosure of fair-value measurements by “class” instead of “major category.” A class is generally a subset of assets and liabilities within a financial statement line item and is based on the specific nature and risks of the assets and liabilities and their classification in the fair-value hierarchy. When determining classes, reporting entities must also consider the level of disaggregated information required by other applicable GAAP. For fair-value measurements using significant observable inputs (Level 2) or significant unobservable inputs (Level 3), this guidance requires reporting entities to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. If the valuation technique has changed in the reporting period (e.g., from a market approach to an income approach) or if an additional valuation technique is used, entities are required to disclose the change and the reason for making the change. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for annual and interim reporting periods beginning after December 15, 2009 (first quarter of 2010 for public companies with calendar year-ends). The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 (first quarter of 2011 for public companies with calendar year-ends). Early adoption is permitted. In the initial adoption period, entities are not required to include disclosures for previous comparative periods; however, they are required for periods ending after initial adoption. The Corporation is evaluating the impact the adoption of this guidance will have on its financial statements.
RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the year ended December 31, 2009 was $519.0 million, compared to $527.9 million and $451.0 million for 2008 and 2007, respectively. On an adjusted tax equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the year ended December 31, 2009 was $567.2 million, compared to $579.1 million and $475.4 million for 2008 and 2007, respectively.

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
     The net interest income is computed on an adjusted tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to discussions below) and excluding: (1) the change in the fair value of derivative instruments, and (2) unrealized gains or losses on liabilities measured at fair value.
Part I

	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$182,205	$286,502	$440,598	$577	$6,355	$22,155	0.32%	2.22%	5.03%
Government obligations (2)	1,345,591	1,402,738	2,687,013	54,323	93,539	159,572	4.04%	6.67%	5.94%
Mortgage-backed securities	4,254,044	3,923,423	2,296,855	238,992	244,150	117,383	5.62%	6.22%	5.11%
Corporate bonds	4,769	7,711	7,711	294	570	510	6.16%	7.39%	6.61%
FHLB stock	76,982	65,081	46,291	3,082	3,710	2,861	4.00%	5.70%	6.18%
Equity securities	2,071	3,762	8,133	126	47	3	6.08%	1.25%	0.04%

Total investments (3)	5,865,662	5,689,217	5,486,601	297,394	348,371	302,484	5.07%	6.12%	5.51%

Residential mortgage loans	3,523,576	3,351,236	2,914,626	213,583	215,984	188,294	6.06%	6.44%	6.46%
Construction loans	1,590,309	1,485,126	1,467,621	52,908	82,513	121,917	3.33%	5.56%	8.31%
C&I and commercial mortgage loans	6,343,635	5,473,716	4,797,440	263,935	314,931	362,714	4.16%	5.75%	7.56%
Finance leases	341,943	373,999	379,510	28,077	31,962	33,153	8.21%	8.55%	8.74%
Consumer loans	1,661,099	1,709,512	1,729,548	188,775	197,581	202,616	11.36%	11.56%	11.71%

Total loans (4) (5)	13,460,562	12,393,589	11,288,745	747,278	842,971	908,694	5.55%	6.80%	8.05%

Total interest-earning assets	$19,326,224	$18,082,806	$16,775,346	$1,044,672	$1,191,342	$1,211,178	5.41%	6.59%	7.22%

Interest-bearing liabilities:
Interest-bearing checking accounts	$866,464	$580,572	$443,420	$19,995	$12,914	$11,365	2.31%	2.22%	2.56%
Savings accounts	1,540,473	1,217,730	1,020,399	19,032	18,916	15,037	1.24%	1.55%	1.47%
Certificates of deposit	1,680,325	1,812,957	1,652,430	50,939	73,466	82,761	3.03%	4.05%	5.01%
Brokered CDs	7,300,696	7,671,094	7,639,470	227,896	318,199	415,287	3.12%	4.15%	5.44%

Interest-bearing deposits	11,387,958	11,282,353	10,755,719	317,862	423,495	524,450	2.79%	3.75%	4.88%
Loans payable	643,618	10,792	—	2,331	243	—	0.36%	2.25%	—
Other borrowed funds	3,745,980	3,864,189	3,449,492	124,340	148,753	172,890	3.32%	3.85%	5.01%
FHLB advances	1,322,136	1,120,782	723,596	32,954	39,739	38,464	2.49%	3.55%	5.32%

Total interest-bearing liabilities (6)	$17,099,692	$16,278,116	$14,928,807	$477,487	$612,230	$735,804	2.79%	3.76%	4.93%

Net interest income				$567,185	$579,112	$475,374

Interest rate spread							2.62%	2.83%	2.29%
Net interest margin							2.93%	3.20%	2.83%

(1)	On an adjusted tax-equivalent basis. The tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs in 2009, 35.95% for the Corporation’s IBEs in 2009 and 39% for all subsidiaries in 2008 and 2007) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative instruments and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accruing loans.

(5)	Interest income on loans includes $11.2 million, $10.2 million, and $11.1 million for 2009, 2008 and 2007, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	2009 Compared to 2008			2008 Compared to 2007
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:
Money market & other short-term investments	$(1,724)	$(4,054)	$(5,778)	$(6,082)	$(9,718)	$(15,800)
Government obligations	(3,672)	(35,544)	(39,216)	(80,954)	14,921	(66,033)
Mortgage-backed securities	19,474	(24,632)	(5,158)	97,011	29,756	126,767
Corporate bonds	(192)	(84)	(276)	—	60	60
FHLB stock	578	(1,206)	(628)	1,115	(266)	849
Equity securities	(62)	141	79	(29)	73	44

Total investments	14,402	(65,379)	(50,977)	11,061	34,826	45,887

Residential mortgage loans	10,716	(13,117)	(2,401)	28,173	(483)	27,690
Construction loans	4,681	(34,286)	(29,605)	1,214	(40,618)	(39,404)
C&I and commercial mortgage loans	43,028	(94,024)	(50,996)	45,020	(92,803)	(47,783)
Finance leases	(2,654)	(1,231)	(3,885)	(477)	(714)	(1,191)
Consumer loans	(5,466)	(3,340)	(8,806)	(2,332)	(2,703)	(5,035)

Total loans	50,305	(145,998)	(95,693)	71,598	(137,321)	(65,723)

Total interest income	64,707	(211,377)	(146,670)	82,659	(102,495)	(19,836)

Interest expense on interest-bearing liabilities:
Brokered CDs	(14,707)	(75,596)	(90,303)	1,591	(98,679)	(97,088)
Other interest-bearing deposits	12,285	(27,615)	(15,330)	21,551	(25,418)	(3,867)
Loans payable	8,265	(6,177)	2,088	243	—	243
Other borrowed funds	(4,439)	(19,974)	(24,413)	18,327	(42,464)	(24,137)
FHLB advances	6,122	(12,907)	(6,785)	17,599	(16,324)	1,275

Total interest expense	7,526	(142,269)	(134,743)	59,311	(182,885)	(123,574)

Change in net interest income	$57,181	$(69,108)	$(11,927)	$23,348	$80,390	$103,738

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sale of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law (refer to the Income Taxes discussion below for additional information regarding recent legislation that imposes a temporary 5% tax rate on IBEs’ net income). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for recent changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs in 2009, 35.95% for the Corporation’s IBEs in 2009 and 39% for all subsidiaries in 2008 and 2007) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Refer to “Income Taxes” discussion below for additional information of the Puerto Rico tax law.
     The presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments and unrealized gains or losses on liabilities measured at fair value provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments and unrealized gains or losses on liabilities measured at fair value have no effect on interest due or interest earned on interest-bearing assets or interest-bearing liabilities, respectively, or on interest payments exchanged with interest rate swap counterparties.

     The following table reconciles the interest income on an adjusted tax-equivalent basis set forth in Part I above to interest income set forth in the Consolidated Statements of (Loss) Income:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Interest income on interest-earning assets on an adjusted tax-equivalent basis	$1,044,672	$1,191,342	$1,211,178
Less: tax equivalent adjustments	(53,617)	(56,408)	(15,293)
Plus (less): net unrealized gain (loss) on derivatives	5,519	(8,037)	(6,638)

Total interest income	$996,574	$1,126,897	$1,189,247

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Unrealized gain (loss) on derivatives (economic undesignated hedges):
Interest rate caps	$3,496	$(4,341)	$(3,985)
Interest rate swaps on loans	2,023	(3,696)	(2,653)

Net unrealized gain (loss) on derivatives (economic undesignated hedges)	$5,519	$(8,037)	$(6,638)

     The following table summarizes the components of interest expense for the years ended December 31, 2009, 2008 and 2007. As previously stated, the net interest margin analysis excludes the changes in the fair value of derivatives and unrealized gains or losses on liabilities measured at fair value:

	Year Ended December 31,
(In thousands)	2009	2008	2007

Interest expense on interest-bearing liabilities	$460,128	$632,134	$713,918
Net interest (realized) incurred on interest rate swaps	(5,499)	(35,569)	12,323
Amortization of placement fees on brokered CDs	22,858	15,665	9,056
Amortization of placement fees on medium-term notes	—	—	507

Interest expense excluding net unrealized loss (gain) on derivatives (economic undesignated hedges) and net unrealized (gain) loss on liabilities measured at fair value,	477,487	612,230	735,804
Net unrealized loss (gain) on derivatives (economic undesignated hedges) and liabilities measured at fair value	45	(13,214)	4,488
Accretion of basis adjustment	(2,061)	—	(2,061)

Total interest expense	$477,532	$599,016	$738,231

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Unrealized loss (gain) on derivatives (economic undesignated hedges):
Interest rate swaps and other derivatives on brokered CDs	$5,321	$(62,856)	$(66,826)
Interest rate swaps and other derivatives on medium-term notes	199	(392)	692

Net unrealized loss (gain) on derivatives (economic undesignated hedges)	5,520	(63,248)	(66,134)

Unrealized (gain) loss on liabilities measured at fair value:
Unrealized (gain) loss on brokered CDs	(8,696)	54,199	71,116
Unrealized loss (gain) on medium-term notes	3,221	(4,165)	(494)

Net unrealized (gain) loss on liabilities measured at fair value:	(5,475)	50,034	70,622

Net unrealized loss (gain) on derivatives (economic undesignated hedges) and liabilities measured at fair value	$45	$(13,214)	$4,488

     The following table summarizes the components of the accretion of basis adjustment which are included in interest expense in 2007:

Year Ended December 31,
2007
(In thousands)
Accreation of basis adjustments on fair value hedges:
Interest rate swaps on brokered CDs	$—
Interest rate swaps on medium-term notes	(2,061)

Accretion of basis adjustment on fair value hedges	$(2,061)

     Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, advances from the FHLB and FED, repurchase agreements and notes payable.
     Net interest incurred or realized on interest rate swaps primarily represents net interest exchanged on swaps that economically hedge brokered CDs and medium-term notes.
     The amortization of broker placement fees represents the amortization of fees paid to brokers upon issuance of related financial instruments (i.e., brokered CDs not elected for the fair value option). For 2007, the amortization of broker placement fees includes the derecognition of the unamortized balance of placement fees related to a $150 million note redeemed prior to its contractual maturity during the second quarter as well as the amortization of placement fees for brokered CDs not elected for the fair value option.
     Unrealized gains or losses on derivatives represents changes in the fair value of derivatives, primarily interest rate swaps, that economically hedge liabilities (i.e., brokered CDs and medium-term notes) or assets (i.e., loans and investments).
     Unrealized gains or losses on liabilities measured at fair value represents the change in the fair value of such liabilities (medium-term notes and brokered CDs), other than the accrual of interests.
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

     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of December 31, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, the volume of interest rate swaps was much higher, as they were used to convert the fixed-rate of a large portfolio of brokered CDs, mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk related to variable rate loans. However, most of these interest rate swaps were called during 2009, due to lower interest rate levels. Refer to Note 32 of the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
     2009 compared to 2008
     Net interest income decreased 2% to $519.0 million for 2009 from $527.9 million for 2008 adversely impacted by a 27 basis points decrease, on an adjusted tax-equivalent basis, in the Corporation’ net interest margin. The decrease in the yield of the Corporation’s average interest-earning assets declined more than the cost of the average interest-bearing liabilities. The yield on interest-earning assets decreased 118 basis points to 5.41% for 2009 from 6.59% for 2008. The decrease was primarily the result of a lower yield on average loans which decreased 125 basis points to 5.55% for 2009 from 6.80% for 2008. The decrease in the yield on average loans was primarily due to the increase in non-accrual loans which resulted in the reversal of accrued interest. Also contributing to a lower yield on average loans was the decline in market interest rates that resulted in reductions in interest income from variable rate loans, primarily commercial and construction loans tied to short-term indexes, even though the Corporation is actively increasing spreads on loans renewals. The Corporation increased the use of interest rate floors in new commercial and construction loans agreements and renewals in 2009 to protect net interest margins going forward. The average 3-month LIBOR for 2009 was 0.69% compared to 2.93% for 2008 and the Prime Rate for 2009 was 3.25% compared to an average of 5.08% for 2008. Lower yields were also observed in the investment securities portfolio, driven by the approximately $946 million of U.S. agency debentures called in 2009 and MBS prepayments, which were replaced with lower yielding investments financed with very low-cost sources of funding.
     The cost of average-interest bearing liabilities decreased 97 basis to 2.79% for 2009 from 3.76% for 2008, primarily due to the decline short-term rates and changes in the mix of funding sources. The weighted-average cost of brokered CDs decreased 103 basis points to 3.12% for 2009 from 4.15% for 2008 primarily due to the replacement of maturing or callable brokered CDs that had interest rates above current market rates with shorter-term brokered CDs. Also, as a result of the general decline in market interest rates, lower interest rates were paid on existing customer money market and savings accounts coupled with lower interest rates paid on new deposits. In addition, the Corporation increased the use of short-term advances from the FHLB and the FED. The Corporation increased its short-term borrowings as a measure of interest rate risk management to match the shortening in the average life of the investment portfolio and shifted the funding emphasis to retail deposit to reduce reliance on brokered CDs.
     Partially offsetting the compression in net interest margin, was an increase of $1.2 billion in average interest-earning assets. The higher volume of average interest-earning assets was driven by the growth of the C&I loan portfolio in Puerto Rico, primarily due to credit facilities extended to the Puerto Rico Government and its political subdivisions. Also, funds obtained through short-term borrowings were invested, in part, in the purchase of investment securities to mitigate the decline in the average yield on securities that resulted from the acceleration of MBS prepayments and calls of U.S. agency debentures.
     On an adjusted tax-equivalent basis, net interest income decreased by $11.9 million, or 2%, for 2009 compared to 2008. The decrease was principally due to lower yields on earning-assets as described above and a decrease of $2.8 million in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets, mainly due to lower yields on U.S. agency debentures an MBS held by the Corporation’s IBE subsidiary, as the Corporation replaced securities called and sold as well as prepayments of MBS with shorter-term securities, and due to the decrease in income tax savings on securities held by FirstBank Overseas Corporation resulting from the temporary 5% tax imposed in 2009 to all IBEs (see Income Taxes discussion below).
     2008 compared to 2007
     Net interest income increased 17% to $527.9 million for 2008 from $451.0 million for 2007. Approximately $14.2 million of the total net interest income increase was related to fluctuations in the fair value of derivative instruments and financial liabilities measured at fair value. The Corporation’s net interest spread and margin for 2008, on an adjusted tax equivalent basis, were 2.83% and 3.20%, respectively, up 54 and 37 basis points from 2007. The increase was mainly associated with a decrease in the average cost of funds resulting from lower short-term interest rates and, to a lesser extent, a higher volume of interest earning assets. During 2008, the target for the Federal Funds rate was lowered from 4.25% to a range of 0% to 0.25% through seven separate actions in an attempt to stimulate the U.S. economy, officially in recession since December 2007. The decrease in funding costs more than offset lower loan yields resulting from the repricing of variable-rate construction and commercial loans tied to short-term indexes and from a higher volume of non-accrual loans.
     Average earning assets for 2008 increased by $1.3 billion, as compared to 2007, driven by commercial and residential real estate loan originations, and, to a lesser extent, purchases of loans during 2008 that contributed to a wider spread. In addition, the Corporation purchased approximately $3.2 billion in U.S. government agency fixed-rate MBS having an average yield of 5.44% during 2008, which is higher than the cost of the borrowing required to finance the purchase of such assets, thus contributing to a higher net interest income as compared to 2007. The increase in the loan and MBS portfolio was partially offset by the early redemption, through call exercises, of approximately $1.2 billion of U.S. Agency debentures with an average yield of 5.87% due to the drop in rates in the long end of the yield curve.
     On the funding side, the average cost of the Corporation’s interest-bearing liabilities decreased by 117 basis points mainly due to lower short-term rates and the mix of borrowings. The benefit from the decline in short-term rates in 2008 was partially offset by the Corporation’s strategy, in managing its asset/liability position in order to limit the effects of changes in interest rates on net interest income, of reducing its exposure to high levels of market volatility by, among other things, extending the duration of its borrowings and replacing swapped-to-floating brokered CDs that matured or were called (due to lower short-term rates) with brokered CDs not hedged with interest rate swaps. Also, the Corporation has reduced its interest rate risk through other funding sources and by, among other things, entering into long-term and structured repurchase agreements that replaced short-term borrowings. The volume of swapped-to-floating brokered CDs decreased by approximately $3.0 billion to $1.1 billion as of December 31, 2008 from $4.1 billion as of December 31, 2007.
     On the asset side, the average yield of the Corporation’s interest-earning assets decreased by 63 basis points driven by lower yields on the variable-rate commercial and construction loan portfolio. The weighted-average yield on loans decreased by 125 basis points during 2008. In the latter part of 2008, the Corporation took initial steps to obtain higher pricing on its variable-rate commercial loan portfolio; however, this effort was severely impacted by significant declines in short-term rates during the last quarter of 2008 (the Prime Rate dropped to 3.25% from 7.25% at December 31, 2007 and 3-month LIBOR closed at 1.43% on December 31, 2008 from 4.70% on December 31, 2007) and, to a lesser extent, by the increase in the volume of non-performing loans. Lower loans yields were partially offset by higher yields on tax-exempt securities such as U.S. agency MBS held by the Corporation’s international banking entity subsidiary.
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
     During 2009, the Corporation recorded a provision for loan and lease losses of $579.9 million, compared to $190.9 million in 2008 and $120.6 million in 2007.
     2009 compared to 2008
     The increase, as compared to 2008, was mainly related to:
•	Increases in specific reserves for construction and commercial impaired loans.

•	Increases in non-performing and net charge-offs levels.

•	The migration of loans to higher risk categories, thus requiring higher general reserves.

•	The overall growth of the loan portfolio.
     Even though the deterioration in credit quality was observed in all of the Corporation’s portfolios, it was more significant in the construction and C&I loan portfolios, which were affected by the stagnant housing market and further deterioration in the economies of the markets served. The provision for loan losses for the construction loan portfolio increased by $211.1 million and the provision for the C&I loan portfolio increased by $110.6 million compared to 2008. This increase accounts for approximately 83% of the increase in the provision. As mentioned above, the increase was mainly driven by the migration of loans to higher risk categories, increases in specific reserves for impaired loans, and increases to loss factors used to determine the general reserve to account for negative trends in non-performing loans, charge-offs affected by declines in collateral values and economic indicators. The provision for residential mortgages also increased significantly for 2009, as compared to 2008, an increase of $32 million, as a result of updating general reserve factors and a higher portfolio of delinquent loans evaluated for impairment purposes that was adversely impacted by decreases in collateral values.
     In terms of geography, the Corporation recorded a $366.0 million provision in 2009 for its loan portfolio in Puerto Rico compared to $125.0 million in 2008, an increase of $241.0 million mainly related to the C&I and construction loans portfolio. The provision for C&I loans in Puerto Rico increased by $116.5 million and the provision for the construction loan portfolio in Puerto Rico increased by $101.3 million. Rising unemployment and the depressed economy negatively impacted borrowers and was reflected in a persistent decline in the volume of new housing sales and underperformance of important sectors of the economy.
     With respect to the United States loan portfolio, the Corporation recorded a $188.7 million provision in 2009 compared to a $53.4 million provision in 2008, an increase of $135.3 million mainly related to the construction loan portfolio. The provision for construction loans in the United States increased by $95.0 million compared to 2008, primarily due to charges against specific reserves for impaired construction projects, mainly collateral dependent loans that were charged-off to their collateral value in 2009 (refer to the “Risk Management — Credit Risk Management — Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information about charge-offs recorded in 2009). Impaired loans in the United States increased from $210.1 million at December 31, 2008 to $461.1 million by the end of 2009. As of December

31, 2009, approximately 89%, or $265.1 million of the total exposure to construction loans in Florida was individually measured for impairment.
     The provision recorded for the loan portfolio in the Virgin Islands amounted to $25.2 million in 2009, an increase of $12.7 million compared to 2008 mainly related to the construction loan portfolio.
     Refer to the discussions under “Risk Management — Credit Risk Management — Allowance for Loan and Lease Losses and Non-performing Assets” below for analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information.
     2008 compared to 2007
     The increase, as compared to 2007, was mainly attributable to the significant increase in delinquency levels and increases in specific reserves for impaired commercial and construction loans adversely impacted by deteriorating economic conditions in the United States and Puerto Rico. Also, increases to reserve factors for potential losses inherent in the loan portfolio, higher reserves for the residential mortgage loan portfolio in the U.S. mainland and Puerto Rico and the overall growth of the Corporation’s loan portfolio contributed to higher charges in 2008.
     During 2008, the Corporation experienced continued stress in the credit quality of and worsening trends on its construction loan portfolio, in particular, condo-conversion loans affected by the continuing deterioration in the health of the economy, an oversupply of new homes and declining housing prices in the United States. The total exposure of the Corporation to condo-conversion loans in the United States was approximately $197.4 million or less than 2% of the total loan portfolio. A total of approximately $154.4 million of this condo conversion portfolio was considered impaired with a specific reserve of $36.0 million allocated to these impaired loans during 2008. Absorption rates in condo-conversion loans in the United States were low and properties collateralizing some loans originally disbursed as condo-conversion were formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the United States real estate market. Higher reserves were also necessary for the residential mortgage loan portfolio in the U.S. mainland in light of increased delinquency levels and the decrease in housing prices.
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
     Refer to the discussions under “Financial Condition and Operating Analysis — Lending Activities” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure to the geographic areas where the Corporation does business.

Non-interest Income
     The following table presents the composition of non-interest income:

	2009	2008	2007
	(In thousands)
Other service charges on loans	$6,830	$6,309	$6,893
Service charges on deposit accounts	13,307	12,895	12,769
Mortgage banking activities	8,605	3,273	2,819
Rental income	1,346	2,246	2,538
Insurance income	8,668	10,157	10,877
Other operating income	18,362	18,570	13,595

Non-interest income before net gain (loss) on investments, insurance reimbursement and other agreements related to a contingency settlement, net gain on partial extinguishment and recharacterization of secured commercial loans to local financial institutions and gain on sale of credit card portfolio	57,118	53,450	49,491

Gain on VISA shares and related proceeds	3,784	9,474	—
Net gain on sale of investments	83,020	17,706	3,184
OTTI on equity securities and corporate bonds	(388)	(5,987)	(5,910)
OTTI on debt securities	(1,270)	—	—

Net gain (loss) on investments	85,146	21,193	(2,726)
Insurance reimbursement and other agreements related to a contingency settlement	—	—	15,075
Gain on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	—	2,497
Gain on sale of credit card portfolio	—	—	2,819

Total	$142,264	$74,643	$67,156

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
     Income from mortgage banking activities includes gains on sales and securitization of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.
     Rental income represents income generated by the Corporation’s subsidiary, First Leasing, on the rental of various types of motor vehicles. As part of its strategies to focus on its core business, the Corporation divested its short-term rental business during the fourth quarter of 2009.

     Insurance income consists of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the U.S. Virgin Islands, FirstBank Insurance V.I., Inc. These subsidiaries offer a wide variety of insurance business.
     The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (POS) interchange fees and check and cash management fees and includes commissions from the Corporation’s broker-dealer subsidiary, FirstBank Puerto Rico Securities.
     The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as other-than-temporary impairment charges (OTTI) on the Corporation’s investment portfolio.
     2009 compared to 2008
     Non-interest income increased $67.6 million to $142.3 million for 2009, primarily reflecting:
▪	A $59.6 million increase in realized gains on the sale of investment securities, primarily reflecting a $79.9 million gain on the sale of MBS (mainly U.S. agency fixed-rate MBS), compared to realized gains on the sale of MBS of $17.7 million in 2008. In an effort to manage interest rate risk, and take advantage of favorable market valuations, approximately $1.8 billion of U.S. agency MBS (mainly 30 Year fixed-rate U.S. agency MBS) were sold in 2009, compared to approximately $526 million of U.S. agency MBS sold in 2008.

▪	A $5.3 million increase in gains from mortgage banking activities, due to the increased volume of loan sales and securitizations. Servicing assets recorded at the time of sale amounted to $6.1 million for 2009 compared to $1.6 million for 2008. The increase is mainly related to $4.6 million of capitalized servicing assets in connection with the securitization of approximately $305 million FHA/VA mortgage loans into GNMA MBS. For the first time in several years, the Corporation has been engaged in the securitization of mortgage loans in 2009.

▪	A $5.6 million decrease in OTTI charges related to equity securities and corporate bonds, partially offset by OTTI charges through earnings of $1.3 million in 2009 related to the credit loss portion of available-for-sale private label MBS.
     Also contributing to the increase in non-interest income was higher fee income, mainly fees on loans and service charges on deposit accounts offset by lower income from insurance activities and a reduction in income from vehicle rental activities. During the first three quarters of 2009, income from rental activities decreased by $0.5 million due to a lower volume of business. A further reduction of $0.4 million was observed in the fourth quarter of 2009, as compared to the comparable period in 2008, mainly related to the disposition of the Corporation’s vehicle rental business early in the quarter, which was partially offset by a $0.2 million gain recorded for the disposition of the business.
     2008 compared to 2007
     Non-interest income increased 11% to $74.6 million for 2008 from $67.2 million for 2007. The increase was related to a realized gain of $17.7 million on the sale of approximately $526 million of U.S. sponsored agency fixed-rate MBS and to the gain of $9.3 million on the sale of part of the Corporation’s investment in VISA in connection with VISA’s IPO. The announcement of the FED that it will invest up to $600 billion in obligations from U.S. government-sponsored agencies, including $500 billion in MBS backed by FNMA, FHLMC and GNMA, caused a surge in prices and sent mortgage rates down and offered a market opportunity to realize a gain. Higher point of sale (POS) and ATM interchange fee income and an increase in fee income from cash management services provided to corporate customers accounted for approximately $3.9 million of the increase in non-interest income. OTTI charges amounted to $6.0 million in 2008, compared to $5.9 million in 2007. Different from 2007 when impairment charges related exclusively to equity securities, most of the impairment charges in 2008 (approximately $4.2 million) was related to auto industry corporate bonds held by FirstBank Florida. The Corporation’s remaining exposure to auto industry corporate bonds as of December 31, 2008 amounted to $1.5 million, while its exposure to equity securities was approximately $2.2 million. These auto industry corporate bonds were sold in 2009 and a gain of $0.9 million was recorded at the time of sale, while the exposure to equity securities was reduced to $1.8 million as of December 31, 2009 after OTTI charges of $0.4 million recorded in 2009
     The increase in non-interest income attributable to activities mentioned above was partially offset, when comparing 2008 to 2007, by isolated events such as the $15.1 million income recognition in 2007 for reimbursement of expenses related to the class action lawsuit settled in 2007, and a gain of $2.8 million on the sale of a credit card portfolio and of $2.5 million on the partial extinguishment and recharacterization of a secured commercial loan to a local financial institution that were recognized in 2007.
Non-Interest Expense
     The following table presents the components of non-interest expenses:

	2009	2008	2007
	(In thousands)
Employees’ compensation and benefits	$132,734	$141,853	$140,363
Occupancy and equipment	62,335	61,818	58,894
Deposit insurance premium	40,582	10,111	6,687
Other taxes, insurance and supervisory fees	20,870	22,868	21,293
Professional fees — recurring	12,980	12,572	13,480
Professional fees — non-recurring	2,237	3,237	7,271
Servicing and processing fees	10,174	9,918	6,574
Business promotion	14,158	17,565	18,029
Communications	8,283	8,856	8,562
Net loss on REO operations	21,863	21,373	2,400
Other	25,885	23,200	24,290

Total	$352,101	$333,371	$307,843

     2009 compared to 2008
Non-interest expenses increased $18.7 million to $352.1 million for 2009 primarily reflecting:
▪	An increase of $30.5 million in the FDIC deposit insurance premium, including $8.9 million for the special assessment levied by the FDIC in 2009 and increases in regular assessment rates. The FDIC increased its insurance premium rates to banks in 2009 due to losses to the FDIC insurance fund as a result of bank failures during 2008 and 2009, coupled with additional losses that the FDIC projected for the future due to anticipated additional bank failures.

▪	A $4.0 million impairment of the core deposit intangible of FirstBank Florida, recorded in 2009 as part of other non-interest expenses. The core deposit intangible represents the value of the premium paid to acquire core deposits of an institution. Core deposit intangible impairment occurs when the present value of expected future earnings attributed to maintaining the core deposit base diminishes. Factors which contributed to the impairment include deposit run-off and a shift of customers to time certificates.

▪	A $1.8 million increase in the reserve for probable losses on outstanding unfunded loan commitments recorded as part of other non-interest expenses. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date, and it was mainly related to outstanding construction loans commitments. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

The aforementioned increases were partially offset by decreases in certain controllable expenses such as:
▪	A $9.1 million decrease in employees’ compensation and benefit expenses, mainly due to a lower headcount and reductions in bonuses, incentive compensation and overtime costs. The number of full time equivalent employees decreased by 163, or 6%, during 2009.

▪	A $3.4 million decrease in business promotion expenses due to a lower level of marketing activities.

▪	A $1.1 million decrease in taxes, other than income taxes, mainly driven by a decrease in municipal taxes which are assessed based on taxable gross revenues.
     The Corporation continued to reduce costs through corporate-wide efforts to focus on its core business, including cost-cutting initiatives. The efficiency ratio for 2009 was 53.24% compared to 55.33% for 2008.
     2008 compared to 2007
     Non-interest expenses increased 8% to $333.4 million for 2008 from $307.8 million for 2007. The increase was principally attributable to a higher net loss on REO operations and increases in the deposit insurance premium expense and occupancy and equipment expenses, partially offset by lower professional fees.
     The net loss on REO operations increased by approximately $19.0 million for 2008, as compared to the previous year, mainly due to a higher inventory of repossessed properties and declining real estate prices, mainly in the U.S. mainland, that have caused write-downs of the value of repossessed properties. A significant portion of the losses was related to foreclosed properties in Florida, including a $5.3 million write-down to the value of a single foreclosed project in the United States as of December 31, 2008. Higher losses were also observed in Puerto Rico due to a higher inventory and recent trends in sales.
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
     Employees’compensation and benefit expenses increased by $1.5 million for 2008, as compared to the previous year, primarily due to higher average compensation and related fringe benefits, partially offset by a decrease of $2.8 million in stock-based compensation expenses and the impact in 2007 of the accrual of approximately $3.3 million for a voluntary separation program established by the Corporation as part of its cost saving strategies. The Corporation has been able to continue the growth of its operations without incurring substantial additional operating expenses. The Corporation’s total headcount decreased as compared to December 31, 2007 as a result of the voluntary separation program completed earlier in 2008 and reductions by attrition. These decreases have been partially offset by increases due to the acquisition of the Virgin Islands Community Bank (“VICB”) in the first quarter of 2008 and to reinforcement of audit and credit risk management personnel.
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
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009 the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in capital gain statutory tax rate from 15% to 15.75%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through IBEs of the Corporation and the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to a special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For additional information relating to income taxes, see Note 27 to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2009, 2008 and 2007.
     2009 compared to 2008
     For 2009, the Corporation recognized an income tax expense of $4.5 million, compared to an income tax benefit of $31.7 million for 2008. The fluctuation in income tax expense for 2009 mainly resulted from non-cash charges of approximately $184.4 million to increase the valuation allowance for the Corporation’s deferred tax asset. As of December 31, 2009, the deferred tax asset, net of a valuation allowance of $191.7 million, amounted to $109.2 million compared to $128.0 million as of December 31, 2008.
     Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. The accounting for income taxes guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognized tax benefits only when deemed probable.

     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the increase of the valuation allowance was that the Corporation’s banking subsidiary FirstBank Puerto Rico was in a three-year historical cumulative loss as of the end of the year 2009, mainly as a result of charges to the provision for loan and lease losses, especially in the construction portfolio both in Puerto Rico and the United States, resulting from the economic downturn. As of December 31, 2009, management concluded that $109.2 million of the deferred tax assets will be realized. In assessing the likelihood of realizing the deferred tax assets, management has considered all four sources of taxable income mentioned above and even though sufficient profits are expected in the next seven years to realized the deferred tax asset, given current uncertain economic conditions, the Company has only relied on tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Among the most significant tax-planning strategies identified are: (i) sale of appreciated assets, (ii) consolidation of profitable and unprofitable companies (in Puerto Rico each Company files a separate tax return; no consolidated tax returns are permitted), and (iii) deferral of deductions without affecting its utilization. Management will continue monitoring the likelihood of realizing the deferred tax assets in future periods. If future events differ from management’s December 31, 2009 assessment, an additional valuation allowance may need to be established which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future.
     Partially offsetting the impact of the increase in the valuation allowance, was the reversal of approximately $19 million of Unrecognized Tax Benefits (“UTBs”) as further discussed below. The income tax provision in 2009 was also impacted by adjustments to deferred tax amounts as a result of the aforementioned changes to the PR Code enacted tax rates. The effect of a higher temporary statutory tax rate over the normal statutory tax rate resulted in an additional income tax benefit of $10.4 million for 2009 that was partially offset by an income tax provision of $6.6 million related to the special 5% tax on the operations of FirstBank Overseas Corporation. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
     During the second quarter of 2009, the Corporation reversed UTBs by $10.8 million and related accrued interest of $5.3 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. There were no UTBs outstanding as of December 31, 2009. Refer to Note 27 to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for additional information.
     2008 compared to 2007
     For 2008, the Corporation recognized an income tax benefit of $31.7 million compared to an income tax expense of $21.6 million for 2007. The fluctuation was mainly related to lower taxable income. A significant portion of revenues was derived from tax-exempt assets and operations conducted through the IBE, FirstBank Overseas Corporation. Also, the positive fluctuation in financial results was impacted by two transactions: (i) a reversal of $10.6 million of UTBs during the second quarter of 2008 for positions taken on income tax returns, as explained below, and (ii) the recognition of an income tax benefit of $5.4 million in connection with an agreement entered into with the Puerto Rico Department of Treasury during the first quarter of 2008 that established a multi-year allocation schedule for deductibility of the $74.25 million payment made by the Corporation during 2007 to settle a securities class action suit. Also, higher deferred tax benefits were recorded in connection with a higher provision for loan and lease losses.
     During the second quarter of 2008, the Corporation reversed UTBs of approximately $7.1 million and accrued interest of $3.5 million as a result of a lapse of the applicable statute of limitations for the 2003 taxable year.

OPERATING SEGMENTS
     Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2009, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For information regarding First BanCorp’s reportable segments, please refer to Note 33 “Segment Information” to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K.
     Starting in the fourth quarter of 2009, the Corporation has realigned its reporting segments to better reflect how it views and manages its business. Two additional operating segments were created to evaluate the operations conducted by the Corporation outside of Puerto Rico. Operations conducted in the United States and in the Virgin Islands are now individually evaluated as separate operating segments. This realignment in the segment reporting essentially reflects the effect of restructuring initiatives, including the merger of FirstBank Florida operations with and into FirstBank, and will allow the Corporation to better present the results from its growth focus. Prior to the third quarter of 2009, the operating segments were driven primarily by the Corporation’s legal entities. FirstBank operations conducted in the Virgin Islands and through its loan production office in Miami, Florida were reflected in the Corporation’s then four reportable segments (Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments) while the operations conducted by FirstBank Florida were reported as part of a category named “Other”. In the third quarter of 2009, as a result of the aforementioned merger, the operations of FirstBank Florida were reported as part of the four reportable segments. The change in the fourth quarter reflected a further realignment of the organizational structure as a result of management changes. Prior period amounts have been reclassified to conform to current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation.
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies” to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
     The Treasury and Investment segment lends funds to the Consumer (Retail) Banking, Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows funds from those segments. The Consumer (Retail) Banking segment also lends funds to other segments. The interest rates charged or credited by Treasury and Investment and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.
Consumer(Retail)Banking
     The Consumer (Retail) Banking segment mainly consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers in Puerto Rico. Loans to consumers include auto, boat, lines of credit, personal loans and finance leases. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.
     Consumer lending has been mainly driven by auto loan originations. The Corporation follows a strategy of seeking to provide outstanding service to selected auto dealers that provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation’s commercial relations with floor plan dealers are strong and directly benefit the Corporation’s consumer lending operation and are managed as part of the consumer banking activities.
     Personal loans and, to a lesser extent, marine financing and a small revolving credit portfolio also contribute to interest income generated on consumer lending. Credit card accounts are issued under the Bank’s name through an alliance with FIA Card Services (Bank of America), which bears the credit risk. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards. Other activities included in this segment are finance leases and insurance activities in Puerto Rico.
     The highlights of the Consumer (Retail) Banking segment financial results for the year ended December 31, 2009 include the following:
•	Segment income before taxes for the year ended December 31, 2009 was $20.9 million compared to $21.8 million and $37.8 million for the years ended December 31, 2008 and 2007, respectively.

•	Net interest income for the year ended December 31, 2009 was $149.6 million compared to $166.0 million and $174.3 million for the years ended December 31, 2008 and 2007, respectively. The decrease in net interest income reflects a diminished consumer loan portfolio due to principal repayments and charge-offs relating to the auto and personal loans portfolio (including finance leases). This portfolio is mainly composed of fixed-rate loans financed with shorter-term borrowings thus positively affected in a declining interest rate scenario; however, this was more than offset by a decrease in the amount credited to this segment for its deposit-taking activities due to the decline in interest rates and the lower volume of loans, resulting in a decrease in net interest income in 2009 as compared to 2008 and in 2008 as compared to 2007.

•	The provision for loan and lease losses for 2009 decreased by $18.0 million compared to the same period in 2008 and increased by $6.7 million when comparing 2008 with the same period in 2007. The decrease in the provision was mainly related to the lower amount of the consumer loan portfolio, a relative stability in delinquency and non-performing levels, and a decrease in net charge-offs attributable in part to the changes in underwriting standards implemented since late 2005 and the originations using these new underwriting standards of new consumer loans to replace maturing consumer loans that had an average life of approximately four years. The increase in 2008, compared to 2007, was due to adjustments to loss factors based on economic indicators.

•	Non-interest income for the year ended December 31, 2009 was $32.0 million compared to $35.6 million and $32.5 million for the years ended December 31, 2008 and 2007, respectively. The decrease for 2009, as compared to 2008, was mainly related to lower insurance income and a reduction in income from vehicle rental activities partially offset by higher service charges on deposit accounts and higher ATM interchange fee income. As part of the Corporation’s strategies to focus on its core business, the Corporation divested its short-term rental business during the fourth quarter of 2009. The increase for 2008, as compared to 2007, was mainly related to higher point of sale (POS) and ATM interchange fee income caused by a change in the calculation of interchange fees charged between financial institutions in Puerto Rico from a fixed fee calculation to a percentage of the sale calculation since the second half of 2007.

•	Direct non-interest expenses for the year ended December 31, 2009 were $98.3 million compared to $99.2 million and $95.2 million for the years ended December 31, 2008 and 2007, respectively. The decrease in direct non-interest expenses for 2009, as compared to 2008, was primarily due to reductions in marketing and occupancy expenses, mainly electricity costs, partially offset by the increase in the FDIC insurance premium associated with increases in the regular assessment rates and the special fee levied in 2009. The increase in direct non-interest expenses for 2008, compared to 2007, was mainly due to increases in compensation, marketing collection efforts and the FDIC insurance premium.

Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for the public sector and specialized industries such as healthcare, tourism, financial institutions, food and beverage, shopping centers and middle-market clients. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of this portfolio is secured by the underlying value of the real estate collateral, and collateral and the personal guarantees of the borrowers are taken in abundance of caution. Although commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including strong underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.
     For this segment, the Corporation follows a strategy aimed to cater to customer needs in the commercial loans middle market segment by seeking to build strong relationships and offering financial solutions that meet customers’ unique needs. Starting in 2005, the Corporation expanded its distribution network and participation in the commercial loans middle market segment by focusing on customers with financing needs of up to $5 million. The Corporation established 5 regional offices that provide coverage throughout Puerto Rico. The offices are staffed with sales, marketing and credit officers able to provide a high level of personalized service and prompt decision-making.
     The highlights of the Commercial and Corporate Banking segment financial results for the year ended December 31, 2009 include the following:
•	Segment loss before taxes for the year ended December 31, 2009 was $129.8 million compared to income of $56.9 million and $78.6 million for the years ended December 31, 2008 and 2007, respectively.

•	Net interest income for the year ended December 31, 2009 was $180.3 million compared to $112.3 million and $104.8 million for the years ended December 31, 2008 and 2007, respectively. The increase in net interest income for 2009 and 2008, was related to both an increase in the average volume of earning assets driven by new commercial loan originations and lower interest rates charged by other business segments due to the decline in short-term interest rates that more than offset lower loan yields due to the significant increase in non-accrual loans and to the repricing at lower rates. However, the Corporation is actively increasing spreads on variable-rate commercial loan renewals given the current market environment. During 2009, the Corporation increased the use of interest rate floors in new commercial and construction loan agreements and renewals to protect net interest margins going forward. The increase in volume of earning assets was primarily due to credit facilities extended to the Puerto Rico Government and its political subdivisions. As of December 31, 2009, the Corporation had $1.2 billion outstanding of credit facilities granted to the Puerto Rico Government and its political subdivisions.

•	The provision for loan losses for 2009 was $273.8 million compared to $35.5 million and $12.5 million for 2008 and 2007, respectively. The increase in the provision for loan and lease losses for 2009 was mainly driven by the continuing pressures of a weak Puerto Rico economy and a stagnant housing market that were the main reasons for the increase in non-accrual loans, the migration of loans to higher risk categories (including a significant increase in impaired loans) and the increase in charge-offs. These have resulted in higher specific reserves for impaired loans and increases in loss factors used for the determination of the general reserve. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio. The increase in the provision for loan and lease losses for 2008 was mainly driven by the increase in the amount of commercial and construction impaired loans in Puerto Rico due to deteriorating economic conditions.

•	Total non-interest income for the year ended December 31, 2009 amounted to $5.7 million compared to a non-interest income of $4.6 million and $6.2 million for the years ended December 31, 2008 and 2007, respectively. The increase in non-interest income for 2009, as compared to 2008, was mainly attributable to higher non-deferrable loans fees such as agent, commitment and drawing fees from commercial customers. Also, an increase in cash management fees from corporate customers contributed to the increase in non-interest income. The increase in non-interest income for 2008 was mainly attributable to the $2.5 million gain resulting from an agreement entered into with another local financial institution for the partial extinguishment of secured commercial loans extended to such institution. Aside from this transaction, non-interest income for the Commercial and Corporate Banking Segment increased by $0.9 million in connection with higher fees on cash management services provided to corporate customers.

•	Direct non-interest expenses for 2009 were $41.9 million compared to $24.5 million and $20.1 million for 2008 and 2007, respectively. The increase for 2009, as compared to 2008, was primarily due to the portion of the increase in the FDIC deposit insurance premium allocated to this segment; this was partially offset by reductions in compensation expense. The increase for 2008, as compared to 2007, was also mainly due to the portion of the increase in the FDIC insurance premium as increase in compensation and a higher loss in REO operations, primarily due to the increase in the volume of repossessed properties and writedowns.
Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loans products. Originations are sourced through different channels such as branches, mortgage bankers and real estate brokers, and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the federal agency’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies. Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the FNMA and FHLMC programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster and simpler and at competitive prices.
The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. In December 2008, the Corporation obtained from GNMA, Commitment Authority to issue GNMA mortgage-backed securities. Under this program, in 2009, the Corporation securitized and sold FHA/VA mortgage loan production into the secondary markets.
     The highlights of the Mortgage Banking segment financial results for the year ended December 31, 2009 include the following:
•	Segment loss before taxes for the year ended December 31, 2009 was $14.3 million compared to income of $8.3 million and $7.2 million for the years ended December 31, 2008 and 2007, respectively.

•	Net interest income for the year ended December 31, 2009 was $39.2 million compared to $37.3 million and $27.6 million for the years ended December 31, 2008 and 2007, respectively. The increase in net interest income for 2009 and 2008 was mainly related to the decline in short-term rates. This portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates that are financed with shorter-term borrowings, thus positively affected in a declining interest rate scenario as the one prevailing in 2009 and 2008. The increase was also related to a higher portfolio, driven in 2009 by the purchase of approximately $205 million of residential mortgages that previously served as collateral for a commercial loan extended to R&G Financial, a Puerto Rican financial institution. The increase in the portfolio in 2008 was driven by mortgage loan originations.

•	The provision for loan and lease losses for the year 2009 was $29.7 million compared to $9.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2009 and 2008 was mainly related to the increase in the volume of non-performing loans due to deteriorating economic conditions in Puerto Rico and an increase in reserve factors to account for the continued recessionary economic conditions and negative loss trends.

•	Non-interest income for the year ended December 31, 2009 was $8.5 million compared to $2.7 million and $2.1 million for the years ended December 31, 2008 and 2007, respectively. The increase for 2009, as compared to 2008 was driven by approximately $4.6 million of capitalized servicing assets in connection with the securitization of approximately $305 million FHA/VA mortgage loans into GNMA MBS. For the first time in several years, the Corporation was engaged in the securitization of mortgage loans throughout 2009. The increase for 2008, as compared to 2007, was driven by a higher volume of loan sales in the secondary market.

•	Direct non-interest expenses for 2009 were $32.3 million compared to $22.7 million and $20.9 million for 2008 and 2007, respectively. The increase for 2009, as compared to 2008, was also mainly related to the portion of the FDIC deposit insurance premium allocated to this segment, a higher loss on REO operations associated with a higher volume of repossessed properties and an increase in professional service fees. The increase for 2008, as compared to 2007, is related to technology related expenses incurred to improve the servicing of the mortgage loans as well as increases in compensation and, to a lesser extent, higher losses on REO operations in connection with a higher volume of repossessed properties and trends in sales.
Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. In the treasury function, which includes funding and liquidity management, this segment sells funds to the Commercial and Corporate Banking, Mortgage Banking, and Consumer (Retail) Banking segments to finance their lending activities and purchases funds gathered by those segments. Funds not gathered by the different business units are obtained by the Treasury Division through wholesale channels, such as brokered deposits, Advances from the FHLB and repurchase agreements with investment securities, among others.
     Since the Corporation is a net borrower of funds, the securities portfolio does not result from the investment of excess funds. The securities portfolio is a leverage strategy for the purposes of liquidity management, interest rate management and earnings enhancement.
     The interest rates charged or credited by Treasury and Investments are based on market rates.
     The highlights of the Treasury and Investments segment financial results for the year ended December 31, 2009 include the following:
•	Segment income before taxes for the year ended December 31, 2009 amounted to $163.1 million compared to $142.3 million for 2008 and of $36.5 million for the years ended December 31, 2007.

•	Net interest income for the year ended December 31, 2009 was $86.1 million compared to $123.4 million and $46.5 million for the years ended December 31, 2008 and 2007, respectively. The decrease in 2009, as compared to 2008, was mainly due to the decrease in the amount credited to this segment for its deposit-taking activities due to the decline in interest rates and due to lower yields on investment securities. This was partially offset by reductions in the cost of funding as maturing brokered CDs were replaced with shorter-term CDs at lower prevailing rates and very low-cost sources of funding such as advances from the FED and a higher average volume of investments. Funds obtained through short-term borrowings were invested, in part, in the purchase of investment securities to mitigate the decline in the average yield on securities that resulted from the acceleration of MBS prepayments and calls of U.S. agency debentures (refer to the Financial and Operating Data

Analysis — Investment Activities discussion below for additional information about investment purchases, sales and calls in 2009). The decrease in the yield of investments was driven by the approximately $945 million of U.S. agency debentures called in 2009 and MBS prepayments. The variance observed in 2008, as compared to 2007, is mainly related to lower short-term rates and, to a lesser extent, to an increase in the volume of average interest-earning assets. The Corporation’s securities portfolio is mainly composed of fixed-rate U.S. agency MBS and debt securities tied to long-term rates. During 2008, the Corporation purchased approximately $3.2 billion in fixed-rate MBS at an average yield of 5.44%, which was significantly higher than the cost of borrowings used to finance the purchase of such assets. Despite the early redemption by counterparties of approximately $1.2 billion of U.S. agency debentures through call exercises, the lack of liquidity in the financial markets caused several call dates go by in 2008 without issuers actions to exercise call provisions embedded in approximately $945 million of U.S. agency debentures still held by the Corporation as of December 31, 2008. The Corporation benefited from higher than current market yields on these instruments. Also, non-cash gains from changes in the fair value of derivative instruments and liabilities measured at fair value accounted for approximately $14.2 million of the increase in net interest income for 2008 as compared to 2007.

•	Non-interest income for the year ended December 31, 2009 amounted to $84.4 million compared to income of $25.6 million and losses of $2.2 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2009, as compared to 2008, was driven by a $59.6 million increase in realized gains on the sale of investment securities, primarily reflecting a $79.9 million gain on the sale of MBS (mainly U.S. agency fixed-rate MBS), compared to realized gains on the sale of MBS of $17.7 million in 2008. The positive fluctuation in non-interest income for 2008, as compared to 2007, was related to a realized gain of $17.7 million mainly on the sale of approximately $526 million of U.S. sponsored agency fixed-rate MBS and to the gain of $9.3 million on the sale of part of the Corporation’s investment in VISA in connection with VISA’s IPO. Refer to “Non-interest income” discussion above for additional information.

•	Direct non-interest expenses for 2009 were $7.4 million compared to $6.7 million and $7.8 million for 2008 and 2007, respectively. The fluctuations are mainly associated to professional service fees.
United States Operations
     The United States operations segment consists of all banking activities conducted by FirstBank in the United States mainland. The Corporation provides a wide range of banking services to individual and corporate customers in the state of Florida through its ten branches and two specialized lending centers. In the United States, the Corporation originally had an agency lending office in Miami, Florida. Then, it acquired Coral Gables-based Ponce General (the parent company of Unibank, a savings and loans bank in 2005) and changed the savings and loan’s name to FirstBank Florida. Those two entities were operated separately. In 2009, the Corporation filed an application with the Office of Thrift Supervision to surrender the Miami-based FirstBank Florida charter and merge its assets into FirstBank Puerto Rico, the main subsidiary of First BanCorp. The Corporation placed the entire Florida operation under the control of a new appointed Executive Vice President. The merger allows the Florida operations to benefit by leveraging the capital position of FirstBank Puerto Rico and thereby provide them with the support necessary to grow in the Florida market.
     The highlights of the United States operations segment financial results for the year ended December 31, 2009 include the following:
•	Segment loss before taxes for the year ended December 31, 2009 was $222.3 million compared to loss of $62.4 million and $12.1 million for the years ended December 31, 2008 and 2007, respectively.

•	Net interest income for the year ended December 31, 2009 was $2.6 million compared to $28.8 million and $38.7 million for the years ended December 31, 2008 and 2007, respectively. The decrease in net interest income for 2009 and 2008 was related to the surge in non-performing assets, mainly construction loans, and a decrease in the volume of average earning-assets partially offset by a lower cost of funding due to the decline in market interest rates that benefit interest rates paid on short-term borrowings. In 2009, the Corporation implemented initiatives to accelerate deposit growth with special emphasis on increasing core deposits and shift away from brokered deposits. Also, the Corporation took actions to reduce its non-performing credits including the sales of certain troubled loans.

•	The provision for loan losses for 2009 was $188.7 million compared to $53.4 million and $30.2 million for 2008 and 2007, respectively. The increase in the provision for loan and lease losses for 2009 was mainly driven by the increase in non-performing loans and the decline in collateral values that has resulted in historical increases in charge-offs levels. Higher delinquency levels and loss trends were accounted for the loss factors used to determine the general reserve. Also, additional charges were necessary because of a higher volume of impaired loans that required specific reserves. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management — Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the loan portfolio in the United States. The increase in the provision for loan and lease losses for 2008 was mainly driven by higher specific reserves relating to condo-conversion loans due to the deterioration of the real estate market and a slumping economy.

•	Total non-interest income for the year ended December 31, 2009 amounted to $1.5 million compared to a non-interest loss of $3.6 million and non-interest income of $1.2 million for the years ended December 31, 2008 and 2007, respectively. The increase in non-interest income for 2009, as compared to 2008, was mainly attributable to a gain of $0.9 million on the sale of the entire portfolio of auto industry corporate bonds after having taking impairment charges of $4.2 million on those bonds in 2008. The decrease in non-interest income for 2008 was for the aforementioned impairment charge on corporate bonds and lower service charges on deposit accounts and loan fees.

•	Direct non-interest expenses for 2009 were $37.7 million compared to $34.2 million and $21.8 million for 2008 and 2007, respectively. The increase for 2009, as compared to 2008, was primarily due to the increase in the FDIC deposit insurance premium, and professional service fees. The increase for 2008, as compared to 2007, was mainly due to a higher loss in REO operations, primarily due to write-downs and expenses related to condo-conversion projects.
Virgin Islands Operations
     The Virgin Islands operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services as well as insurance activities. In 2002, after acquiring the Chase Manhattan Bank operations in the Virgin Islands, FirstBank became the largest bank in the Virgin Islands (USVI & BVI), serving St. Thomas, St. Croix, St. John, Tortola and Virgin Gorda, with 16 branches. In 2008, FirstBank acquired the Virgin Island Community Bank (“VICB”) in St. Croix, increasing its customer base and share in this market. The Virgin Islands operations segment is driven by its consumer and commercial lending and deposit-taking activities. Loans to consumers include auto, boat, lines of credit, personal loans and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch serve as the funding sources for the lending activities.
     The highlights of the Virgin Islands operations segment financial results for the year ended December 31, 2009 include the following:
•	Segment income before taxes for the year ended December 31, 2009 was $0.8 million compared to $9.2 million and $26.3 million for the years ended December 31, 2008 and 2007, respectively.

•	Net interest income for the year ended December 31, 2009 was $61.1 million compared to $60.0 million and $59.1 million for the years ended December 31, 2008 and 2007, respectively. The increase in net interest income was primarily due to the decrease in the cost of funding due to maturing CDs renewed at lower prevailing rates and reductions in rates paid on interest-bearing and savings accounts due to the decline in market interest rates. To a lesser, extent, the increase was also due to a higher volume of commercial loans primarily due to approximately $79.8 million in credit facilities extended to the U.S. Virgin Islands Government and political subdivisions in 2009. The increase for 2008, compared to 2007, was also driven by a lower cost of funding.

•	The provision for loan and lease losses for 2009 increased by $12.7 million compared to the same period in 2008 and increased by $10.0 million when comparing 2008 with the same period in 2007. The increase in the provision for 2009 was mainly related to the construction and residential and commercial mortgage loans portfolio affected by increases to general reserves to account for higher delinquency levels and a challenging economy. The increase in 2008, compared to 2007, was driven by increases to general reserves for the residential, commercial and commercial mortgage loans portfolio to account for negative trends in the economy. General economic conditions worsened, underscoring the severity of recessionary conditions in the US economy, critically important to the U.S. Virgin Islands as the primary market for visitors, trade and investment.

•	Non-interest income for the year ended December 31, 2009 was $10.2 million compared to $9.8 million and $12.2 million for the years ended December 31, 2008 and 2007, respectively. The increase for 2009, as compared to 2008, was mainly related to higher service charges on deposit accounts and higher ATM interchange fee income. The decrease for 2008, as compared to 2007, was mainly related to the impact in 2007 of a $2.8 million gain on the sale of a credit card portfolio. Aside from this transaction, non-interest income increased by $0.4 million primarily due to higher service charges on deposits and higher credit and debit card interchange fee income.

•	Direct non-interest expenses for the year ended December 31, 2009 were $45.4 million compared to $48.1 million and $42.4 million for the years ended December 31, 2008 and 2007, respectively. The decrease in direct operating expenses for 2009, as compared to 2008, was primarily due to a decrease in compensation expense, mainly due to headcount, overtime and bonuses reductions. The increase in direct operating expense for 2008, compared to 2007, was mainly due to increases in compensation, depreciation and professional service fees.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Financial Condition
     The following table presents an average balance sheet of the Corporation for the following years:

December 31,	2009	2008	2007
		(In thousands)
ASSETS
Interest-earning assets:
Money market & other short-term investments	$182,205	$286,502	$440,598
Government obligations	1,345,591	1,402,738	2,687,013
Mortgage-backed securities	4,254,044	3,923,423	2,296,855
Corporate bonds	4,769	7,711	7,711
FHLB stock	76,982	65,081	46,291
Equity securities	2,071	3,762	8,133

Total investments	5,865,662	5,689,217	5,486,601

Residential mortgage loans	3,523,576	3,351,236	2,914,626
Construction loans	1,590,309	1,485,126	1,467,621
Commercial loans	6,343,635	5,473,716	4,797,440
Finance leases	341,943	373,999	379,510
Consumer loans	1,661,099	1,709,512	1,729,548

Total loans	13,460,562	12,393,589	11,288,745

Total interest-earning assets	19,326,224	18,082,806	16,775,346

Total non-interest-earning assets(1)	480,998	425,150	438,861

Total assets	$19,807,222	$18,507,956	$17,214,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing checking accounts	$866,464	$580,572	$443,420
Savings accounts	1,540,473	1,217,730	1,020,399
Certificates of deposit	1,680,325	1,812,957	1,652,430
Brokered CDs	7,300,696	7,671,094	7,639,470

Interest-bearing deposits	11,387,958	11,282,353	10,755,719
Loans payable(2)	643,618	10,792	—
Other borrowed funds	3,745,980	3,864,189	3,449,492
FHLB advances	1,322,136	1,120,782	723,596

Total interest-bearing liabilities	17,099,692	16,278,116	14,928,807
Total non-interest-bearing liabilities(3)	852,943	796,476	959,361

Total liabilities	17,952,635	17,074,592	15,888,168

Stockholders’ equity:
Preferred stock	909,274	550,100	550,100
Common stockholders’ equity	945,313	883,264	775,939

Stockholders’ equity	1,854,587	1,433,364	1,326,039

Total liabilities and stockholders’ equity	$19,807,222	$18,507,956	$17,214,207

(1)	Includes the allowance for loan and lease losses and the valuation on investment securities available-for-sale.

(2)	Consists of short-term borrowings under the FED Discount Window Program.

(3)	Includes changes in fair value of liabilities elected to be measured at fair value .

     The Corporation’s total average assets were $19.8 billion and $18.5 billion as of December 31, 2009 and 2008, respectively, an increase for 2009 of $1.3 billion or 7% as compared to 2008. The increase in average assets was due to: (i) an increase of $1.1 billion in average loans driven by new originations, in particular credit facilities extended to the Puerto Rico Government and its political subdivisions, and (ii) an increase of $176.4 million in investment securities mainly due to the purchase of approximately $2.8 billion in investment securities in 2009 (mainly U.S. agency callable debt securities and U.S. agency MBS) and the securitization of approximately $305 million FHA/VA loans into GNMA MBS, partially offset by $1.9 billion in investment securities sold during the year (mainly U.S. agency MBS, including $452 million in the last month of the year) and $955 million debt securities called during the year (mainly U.S. agency debentures). The increase in average assets for 2008, as compared to 2007, was also driven by an increase of $1.1 billion in average loans due to loan originations, mainly commercial and residential mortgage loans, and an increase of $202.6 million in investment securities, mainly due to purchases of U.S. agency MBS.
     The Corporation’s total average liabilities were $18.0 billion and $17.1 billion as of December 31, 2009 and 2008, respectively, an increase of $878.0 million or 5% as compared to 2008. The Corporation has diversified its sources of borrowings including: (i) an increase of $834.2 million in the average balance of advances from the FED and the FHLB, as the Corporation used low-cost sources of funding to match an investment portfolio with a shorter maturity, and (ii) an increase of $105.6 million in average interest-bearing deposits, reflecting increases in core deposits, mainly in money market accounts in Florida. The Corporation’s total average liabilities were $17.1 billion and $15.9 billion as of December 31, 2008 and 2007, respectively, an increase of $1.2 billion or 7% as compared to 2007. The Corporation diversified its sources of borrowings including: (i) an increase of $526.6 million in average interest-bearing deposits, reflecting increases in brokered CDs used to finance lending activities and to increase liquidity levels as a precautionary measure given the volatile economic climate, and increases in deposits from individual, commercial and government sectors, (ii) an increase of $414.7 million in alternative sources such as repurchase agreements that financed the increase in investment securities, and (iii) a combined increase of approximately $408.0 million in advances from FHLB and short-term borrowings from the FED through the Discount Window Program as the Corporation took direct actions to enhance its liquidity position due to the financial market disruptions and to increase its borrowing capacity with the FHLB and the FED, which funds are also used to finance the Corporation’s lending activities.
Assets
Total assets as of December 31, 2009 amounted to $19.6 billion, an increase of $137.2 million compared to $19.5 billion as of December 31, 2008. The Corporation’s loan portfolio increased by $860.9 million (before the allowance for loan and lease losses), driven by new originations, mainly credit facilities extended to the Puerto Rico Government and/or its political subdivisions. Also, an increase of $298.4 million in cash and cash equivalents contributed to the increase in total assets, as the Corporation improved its liquidity position as a precautionary measure given current volatile market conditions. Partially offsetting the increase in loans and liquid assets was a $790.8 million decrease in investment securities, driven by sales and principal repayments of MBS as well as U.S. agency debt securities called during 2009.

Loans Receivable
     The following table presents the composition of the loan portfolio including loans held for sale as of year-end for each of the last five years.

(In thousands)	2009	2008	2007	2006	2005
Residential mortgage loans, including loans held for sale	$3,616,283	$3,491,728	$3,164,421	$2,772,630	$2,346,945

Commercial loans:
Commercial mortgage loans	1,590,821	1,535,758	1,279,251	1,215,040	1,090,193
Construction loans	1,492,589	1,526,995	1,454,644	1,511,608	1,137,118
Commercial and Industrial loans	5,029,907	3,857,728	3,231,126	2,698,141	2,421,219
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	321,522	567,720	624,597	932,013	3,676,314

Total commercial loans	8,434,839	7,488,201	6,589,618	6,356,802	8,324,844

Finance leases	318,504	363,883	378,556	361,631	280,571

Consumer loans and other loans	1,579,600	1,744,480	1,667,151	1,772,917	1,733,569

Total loans, gross	13,949,226	13,088,292	11,799,746	11,263,980	12,685,929

Less:
Allowance for loan and lease losses	(528,120)	(281,526)	(190,168)	(158,296)	(147,999)

Total loans, net	$13,421,106	$12,806,766	$11,609,578	$11,105,684	$12,537,930

Lending Activities
     As of December 31, 2009, the Corporation’s total loans increased by $860.9 million, when compared with the balance as of December 31, 2008. The increase in the Corporation’s total loans primarily relates to increases in C&I loans driven by internal loan originations, mainly to the Puerto Rico Government as further discussed below, partially offset by repayments and charge-offs of approximately $333.3 million recorded in 2009, mainly for construction loans in Florida.
     As shown in the table above, the 2009 loan portfolio was comprised of commercial (60%), residential real estate (26%), and consumer and finance leases (14%). Of the total gross loan portfolio of $13.9 billion as of December 31, 2009, approximately 83% have credit risk concentration in Puerto Rico, 9% in the United States and 8% in the Virgin Islands, as shown in the following table.

	Puerto	Virgin	United
As of December 31, 2009	Rico	Islands	States	Total
	(In thousands)
Residential real estate loans, including loans held for sale	$2,790,829	$450,649	$374,805	$3,616,283

Commercial mortgage loans	983,125	73,114	534,582	1,590,821
Construction loans (1)	998,235	194,813	299,541	1,492,589
Commercial and Industrial loans	4,756,297	241,497	32,113	5,029,907
Loans to a local financial institution collateralized by real estate mortgages	321,522	—	—	321,522

Total commercial loans	7,059,179	509,424	866,236	8,434,839

Finance leases	318,504	—	—	318,504

Consumer loans	1,446,354	98,418	34,828	1,579,600

Total loans, gross	$11,614,866	$1,058,491	$1,275,869	$13,949,226

Allowance for loan and lease losses	(410,714)	(27,502)	(89,904)	(528,120)

	$11,204,152	$1,030,989	$1,185,965	$13,421,106

(1)	Construction loans of Florida operations include approximately $70.4 million of condo-conversion loans, net of charge-offs of $32.4 million.

     First BanCorp relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation supplements its residential mortgage originations with wholesale servicing released mortgage loan purchases from mortgage bankers. The Corporation manages its construction and commercial loan originations through centralized units and most of its originations come from existing customers as well as through referrals and direct solicitations. For purpose of the following presentation, the Corporation separately presented secured commercial loans to local financial institutions because it believes this approach provides a better representation of the Corporation’s commercial production capacity.
     The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses for the dates indicated:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Beginning balance	$12,806,766	$11,609,578	$11,105,684	$12,537,930	$9,556,958
Residential real estate loans originated and purchased	591,889	690,365	715,203	908,846	1,372,490
Construction loans originated and purchased	433,493	475,834	678,004	961,746	1,061,773
C&I and Commercial mortgage loans originated and purchased	3,153,278	2,175,395	1,898,157	2,031,629	2,258,558
Secured commercial loans disbursed to local financial institutions	—	—	—	—	681,407
Finance leases originated	80,716	110,596	139,599	177,390	145,808
Consumer loans originated and purchased	514,774	788,215	653,180	807,979	992,942

Total loans originated and purchased	4,774,150	4,240,405	4,084,143	4,887,590	6,512,978

Sales and securitizations of loans	(464,705)	(164,583)	(147,044)	(167,381)	(118,527)
Repayments and prepayments	(3,010,857)	(2,589,120)	(3,084,530)	(6,022,633)	(3,803,804)

Other (decreases) increases(1) (2)	(684,248)	(289,514)	(348,675)	(129,822)	390,325

Net increase (decrease)	614,340	1,197,188	503,894	(1,432,246)	2,980,972

Ending balance	$13,421,106	$12,806,766	$11,609,578	$11,105,684	$12,537,930

Percentage increase (decrease)	4.80%	10.31%	4.54%	(11.42)%	31.19%

(1)	Includes the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral.

(2)	For 2008, is net of $19.6 million of loans from the acquisition of VICB. For 2007, includes the recharacterization of securities collateralized by loans of approximately $183.8 million previously accounted for as a secured commercial loan with R&G Financial. For 2005, includes $470 million of loans acquired as part of the Ponce General acquisition.
Residential Real Estate Loans
     As of December 31, 2009, the Corporation’s residential real estate loan portfolio increased by $124.6 million as compared to the balance as of December 31, 2008. More than 90% of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly full documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The increase was driven by a portfolio acquired during the second quarter of 2009 from R&G, a Puerto Rican financial institution, and new loan originations during 2009. The R&G transaction involved the purchase of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G. The purchase price of the transaction was retained by the Corporation to fully pay off the commercial loan, thereby significantly reducing the Corporation’s exposure to a single borrower. This acquisition had the effect of improving the Corporation’s regulatory capital ratios due to the lower risk-weighting of the assets acquired. Additionally, net interest income improved since the weighted-average effective yield on the mortgage loans acquired approximated 5.38% (including non-performing loans) compared to a yield of approximately 150 basis points over 3-month LIBOR in the commercial loan to R&G. Partially offsetting the increase driven by the aforementioned transaction and loan originations was the securitization of approximately $305 million of FHA/VA mortgage loans into GNMA MBS. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

     Residential real estate loan production and purchases for the year ended December 31, 2009 decreased by $98.5 million, compared to the same period in 2008 and decreased by $24.8 million for 2008, compared to the same period in 2007. The decrease in 2009 was primarily due to weak economic conditions reflected in a continued trend of higher unemployment rates affecting consumers. Nevertheless, the Corporation’s residential mortgage loan originations, including purchases of $218.4 million, amounted to $591.9 million in 2009. This excludes the aforementioned purchase of approximately $205 million of loans that previously served as collateral for a commercial loan extended to R&G, since the Corporation believes this approach provides a better representation of the Corporation’s residential mortgage loan production capacity.
     Residential real estate loans represent 12% of total loans originated and purchased for 2009. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production.
     The slight decrease in mortgage loan production for 2008, as compared to 2007, reflects the lower volume of loans purchased during 2008. Residential mortgage loan purchases during 2008 amounted to $211.8 million, a decrease of approximately $58.7 million from 2007. This was due to the impact in 2007 of a purchase of $72.2 million (mainly FHA loans) from a local financial institution not as part of the ongoing Corporation’s Partners in Business Program discussed above. Meanwhile, internal residential mortgage loan originations increased by $33.9 million for 2008, as compared to 2007, favorably affected by legislation approved by the Puerto Rico Government (Act 197) which provided credits to lenders and borrowers when individuals purchased certain new or existing homes.
     The credits for lenders and borrowers were as follows: (a) for a new constructed home that would constitute the individual’s principal residence, a credit equal to 20% of the sales price or $25,000, whichever was lower; (b) for new constructed homes that would not constitute the individual’s principal residence, a credit of 10% of the sales price or $15,000, whichever was lower; and (c) for existing homes, a credit of 10% of the sales price or $10,000, whichever was lower.
     From the homebuyer’s perspective: (1) the individual could not benefit from the credit twice; (2) the amount of credit granted was credited against the principal amount of the mortgage; (3) the individual had to acquire the property before December 31, 2008; and (4) for new constructed homes constituting the principal residence and existing homes, the individual had to live in it as his or her principal residence for at least three consecutive years. Noncompliance with this requirement will affect only the homebuyer’s credit and not the tax credit granted to the financial institution.
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
     Commercial and Construction Loans
     As of December 31, 2009, the Corporation’s commercial and construction loan portfolio increased by $946.6 million, as compared to the balance as of December 31, 2008, due mainly to loan originations to the Puerto Rico Government as discussed below, partially offset by the aforementioned unwinding of the commercial loan with R&G, principal repayments and net charge-offs in 2009. A substantial portion of this portfolio is collateralized by real estate. The Corporation’s commercial loans are primarily variable and adjustable-rate loans.

     Total commercial and construction loans originated amounted to $3.6 billion for 2009, an increase of $935.5 million when compared to originations during 2008. The increase in commercial and construction loan production for 2009, compared to 2008, was mainly driven by approximately $1.7 billion in credit facilities extended to the Puerto Rico Government and/or its political subdivisions. The increase in loan originations related to governmental agencies was partially offset by a $118.9 million decrease in commercial mortgage loan originations and a decrease of $179.6 million in floor plan originations. Floor plan lending activities depends on inventory levels (autos) financed and their turnover.
     The increase in commercial and construction loan production for 2008, compared to 2007, was mainly experienced in Puerto Rico. Commercial loan originations in Puerto Rico increased by approximately $269.8 million for 2008. The increase in commercial loan originations in Puerto Rico was partially offset by lower construction loan originations in the United States, which decreased by $144.7 million for 2008, as compared to 2007, due to the slowdown in the U.S. housing market.
     As of December 31, 2009, the Corporation had $1.2 billion outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as sales and property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2009 in the amount of $321.5 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate.
     Although commercial loans involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and continues to develop a credit risk management infrastructure that mitigates potential losses associated with commercial lending, including loan review functions, sales of loan participations, and continuous monitoring of concentrations within portfolios.
     Construction loans originations decreased by $42.3 million due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation’s construction lending volume has been stagnant for the last year due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 70% of the construction loan originations in 2009 are related to disbursements from previous established commitments. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo-conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the real estate market. As of December 31, 2009, approximately $60.1 million of loans originally disbursed as condo-conversion construction loans have been formally reverted to income-producing commercial loans, while the repayment of interest on the remaining construction condo-conversion loans is coming principally from rental income and other sources. Given more conservative underwriting standards of banks in general and a reduction in market participants in the lending business, the Corporation believes that the rental market in Florida will grow. As part of the Corporation’s initiative to reduce its exposure to construction projects in Florida, during 2009, the Corporation completed the sales of four non-performing construction loans in Florida totaling approximately $40.4 million. Refer to the discussion under “Risk Management — Credit Risk Management — Allowance for Loan and Lease Losses and Non-performing Assets” below for additional information.

     The composition of the Corporation’s construction loan portfolio as of December 31, 2009 by category and geographic location follows:

	Puerto	Virgin	United
As of December 31, 2009	Rico	Islands	States	Total
	(In thousands)
Loans for residential housing projects:
High-rise(1)	$202,800	$—	$559	$203,359
Mid-rise(2)	100,433	4,471	28,125	133,029
Single-family detach	123,807	4,166	31,186	159,159

Total for residential housing projects	427,040	8,637	59,870	495,547

Construction loans to individuals secured by residential properties	11,716	26,636	—	38,352
Condo-conversion loans	10,082	—	70,435	80,517
Loans for commercial projects	324,711	117,333	1,535	443,579
Bridge loans — residential	56,095	—	1,285	57,380
Bridge loans — commercial	3,003	20,261	72,178	95,442
Land loans — residential	77,820	20,690	66,802	165,312
Land loans — commercial	61,868	1,105	27,519	90,492
Working capital	29,727	1,015	—	30,742

Total before net deferred fees and allowance for loan losses	1,002,062	195,677	299,624	1,497,363
Net deferred fees	(3,827)	(865)	(82)	(4,774)

Total construction loan portfolio, gross	998,235	194,812	299,542	1,492,589
Allowance for loan losses	(100,007)	(16,380)	(47,741)	(164,128)

Total construction loan portfolio, net	$898,228	$178,432	$251,801	$1,328,461

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of two projects that represent approximately 71% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings up to 7 stories.
     The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2009:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$249,961

Construction loans in non-accrual status	$634,329

Net charge offs — Construction loans (1)	$183,600

Allowance for loan losses — Construction loans	$164,128

Non-performing construction loans to total construction loans	42.50%

Allowance for loan losses — construction loans to total construction loans	11.00%

Net charge-offs to total average construction loans (1)	11.54%

(1)	Includes charge-offs of $137.4 million related to construction loans in Florida and $46.2 million related to construction loans in Puerto Rico.

     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300K	$142,280
$300K-$600K	87,306
Over $600K (1)	197,454

$427,040

(1)	Mainly composed of three high-rise projects and one single-family detached project that accounts for approximately 67% and 14%, respectively, of the residential housing projects in Puerto Rico.
      For the majority of the construction loans for residential housing projects in Florida, the estimated selling price of the units is under $300,000.
     Consumer Loans and Finance Leases
     As of December 31, 2009, the Corporation’s consumer loan and finance leases portfolio decreased by $210.3 million, as compared to the portfolio balance as of December 31, 2008. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during 2009. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $61.1 million for 2009, as compared to $66.4 million for the same period a year ago. The decrease in net charge offs as compared to 2008 is attributable to the relative stability in the credit quality of this portfolio and changes in underwriting standards implemented in late 2005. New originations under these revised standards have an average life of approximately four years.
     Consumer loan originations are principally driven through the Corporation’s retail network. For the year ended December 31, 2009, consumer loan and finance lease originations amounted to $595.5 million, a decrease of $303.3 million or 34% compared to 2008 adversely impacted by economic conditions in Puerto Rico and the United States. The increase of $106.0 million in consumer loan and finance leases originations in 2008, as compared to 2007, was related to the purchase of a $218 million auto loan portfolio from Chrysler Financial Services Caribbean, LLC (“Chrysler”) in July 2008. Aside from this transaction, the consumer loan production decreased by approximately $112 million, or 14%, for 2008 as compared to 2007 mainly due to adverse economic conditions in Puerto Rico. Unemployment in Puerto Rico reached 13.7% in December 2008, up 2.7% from the prior year, and in 2009 tops 15%. Consumer loan originations are driven by auto loan originations through a strategy of seeking to provide outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our commercial lending activities as the Corporation maintains strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation’s commercial relations with floor plan dealers is strong and directly benefits the Corporation’s consumer lending operation. Finance leases are mostly composed of loans to individuals to finance the acquisition of a motor vehicle and typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s investment portfolio as of December 31, 2009 amounted to $4.9 billion, a reduction of $842.5 million when compared with the investment portfolio of $5.7 billion as of December 31, 2008. The reduction in the investment portfolio was the net result of approximately $1.9 billion in sales of securities, $955 million in calls of U.S. agency notes and certain obligations of the Puerto Rico Government, and approximately $959 million of mortgage-backed securities prepayments; partly offset with securities purchases of $2.9 billion.
     Sales of investments securities during 2009 were approximately $1.7 billion in MBS (mainly 30 Year U.S. agency MBS), with a weighted-average yield of 5.49%, $96 million of US Treasury notes with a weighted average yield of 3.54% and $100 million of Puerto Rico government obligations with an average yield of 5.50%.
     Purchases of investment securities during 2009 mainly consisted of U.S. agency callable debentures having contractual maturities ranging from two to three years (approximately $1.0 billion at a weighted-average yield of

2.13%), 7-10 Year U.S. Treasury Notes (approximately $96 million at a weighted-average yield of 3.54%) subsequently sold, 15-Year U.S. agency MBS (approximately $1.3 billion at a weighted-average yield of 3.85%) and floating collateralized mortgage obligations issued by GNMA, FNMA and FHLMC (approximately $184 million). Also, during 2009, the Corporation began and completed the securitization of approximately $305 million of FHA/VA mortgage loans into GNMA MBS.
     Over 94% of the Corporation’s available-for-sale and held-to-maturity securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities is minimal.
     The following table presents the carrying value of investments as of December 31, 2009 and 2008:

(In thousands)	2009	2008
Money market investments	$24,286	$76,003

Investment securities held-to-maturity, at amortized cost:
U.S. Government and agencies obligations	8,480	953,516
Puerto Rico Government obligations	23,579	23,069
Mortgage-backed securities	567,560	728,079
Corporate bonds	2,000	2,000

	601,619	1,706,664

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	1,145,139	—
Puerto Rico Government obligations	136,326	137,133
Mortgage-backed securities	2,889,014	3,722,992
Corporate bonds	—	1,548
Equity securities	303	669

	4,170,782	3,862,342

Other equity securities, including $68.4 million and $62.6 million of FHLB stock as of December 31, 2009 and 2008, respectively	69,930	64,145

Total investments	$4,866,617	$5,709,154

     Mortgage-backed securities as of December 31, 2009 and 2008, consist of:

(In thousands)	2009	2008
Held-to-maturity
FHLMC certificates	$5,015	$8,338
FNMA certificates	562,545	719,741

	567,560	728,079

Available-for-sale
FHLMC certificates	722,249	1,892,358
GNMA certificates	418,312	342,674
FNMA certificates	1,507,792	1,373,977
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	156,307	—
Other mortgage pass-through certificates	84,354	113,983

	2,889,014	3,722,992

Total mortgage-backed securities	$3,456,574	$4,451,071

     The carrying values of investment securities classified as available-for-sale and held-to-maturity as of December 31, 2009 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
U.S. Government and agencies obligations
Due within one year	$8,480	0.47
Due after ten years	1,145,139	2.12

	1,153,619	2.11

Puerto Rico Government obligations
Due within one year	11,989	1.82
Due after one year through five years	113,487	5.40
Due after five years through ten years	25,814	5.87
Due after ten years	8,615	5.47

	159,905	5.21

Corporate bonds
Due after ten years	2,000	5.80

Total	1,315,524	2.49

Mortgage-backed securities	3,456,574	4.37
Equity securities	303	—

Total investment securities available-for-sale and held-to-maturity	$4,772,401	3.85

     Total proceeds from the sale of securities during the year ended December 31, 2009 amounted to approximately $1.9 billion (2008 — $680.0 million). The Corporation realized gross gains of approximately $82.8 million in 2009 (2008 — $17.9 million), and realized gross losses of approximately $0.2 million in 2008. There were no realized gross losses in 2009. The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2009 and 2008 was $1.6 million. During 2009, the Corporation realized a gain of $3.8 million on the sale of VISA Class A stock. Also, during the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its IPO in March 2008.
     For the years ended on December 31, 2009 and 2008, the Corporation recorded OTTI charges of approximately $0.4 million and $1.8 million, respectively, on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Also, OTTI charges of $4.2 million were recorded in 2008 related to auto industry corporate bonds that were subsequently sold in 2009. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and was reflected in earnings as a realized loss. With respect to debt securitites, in 2009, the Corporation recorded OTTI charges through earnings of $1.3 million related to the credit loss portion of available-for-sale private label MBS. Refer to Note 4 to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s evaluation of other-than temporary impairment on held-to-maturity and available-for-sale securities.
     Net interest income of future periods will be affected by the acceleration in prepayments of mortgage-backed securities experienced during the year, investments sold, the calls of the Agency notes, and the subsequent re-investment at lower then current yields. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $945 million of U.S. Agency debentures with an average yield of 5.77% were called during 2009. As of December 31, 2009, the Corporation has approximately $1.1 billion in U.S. agency debentures with embedded calls and with an average yield of 2.12% (mainly securities with contractual maturities of 2-3 years acquired in 2009). These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” section discussion below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and for the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities
     The following table presents the maturities or repricing of the loan and investment portfolio as of December 31, 2009:

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
	(In thousands)
Investments:(1)
Money market investments	$24,286	$—	$—	$—	$—	$24,286
Mortgage-backed securities	449,798	676,992	—	2,329,784	—	3,456,574
Other securities(2)	96,957	1,252,700	—	36,100	—	1,385,757

Total investments	571,041	1,929,692	—	2,365,884	—	4,866,617

Loans:(1)(2)(3)
Residential mortgage	777,931	376,867	—	2,461,485	—	3,616,283
C&I and commercial mortgage	5,198,518	705,779	222,578	815,375	—	6,942,250
Construction	1,436,136	24,967	—	31,486	—	1,492,589
Finance leases	96,453	222,051	—	—	—	318,504
Consumer	515,603	1,063,997	—	—	—	1,579,600

Total loans	8,024,641	2,393,661	222,578	3,308,346	—	13,949,226

Total earning assets	$8,595,682	$4,323,353	$222,578	$5,674,230	$—	$18,815,843

(1)	Scheduled repayments reported in the maturity category in which the payment is due and variable rates according to repricing frequency.

(2)	Equity securities available-for-sale, other equity securities and loans having no stated scheduled of repayment and no stated maturity were included under the “one year or less category”.

(3)	Non-accruing loans were included under the “one year or less category”.
     Goodwill and other intangible assets
     Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:
     Goodwill
     The Corporation evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be an impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005. Effective July 1, 2009, the operations conducted by FirstBank Florida as a separate entity were merged with and into FirstBank Puerto Rico.
     The goodwill impairment analysis is a two-step process. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit (FirstBank Florida) to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.
     The second step (Step 2”) involves calculating an implied fair value of the goodwill for each reporting unit for which the first step indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
     In determining the fair value of a reporting unit and based on the nature of the business and reporting unit’s current and expected financial performance, the Corporation uses a combination of methods, including market price multiples of comparable companies, as well as discounted cash flow analysis (“DCF”). The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.
     The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	a selection of comparable publicly traded companies, based on nature of business, location and size;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

•	the market growth and new business assumptions.
     For purposes of the market comparable approach, valuation was determined by calculating median price to book value and price to tangible equity multiples of the comparable companies and applied these multiples to the reporting unit to derive an implied value of equity.
     For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent (as of the valuation date). The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e. restructuring plans). The cost of equity was estimated using the capital asset pricing model (CAPM) using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, and a size premium. The discount rate was estimated to be 14.0 percent. The resulting discount rate was analyzed in terms of reasonability given current market conditions.
     The Corporation conducted its annual evaluation of goodwill during the fourth quarter of 2009. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (December 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. The analysis of results for Step 2 indicated that the reduction in the fair value of the reporting unit was mainly attributable to the deteriorated fair value of the loan portfolios and not the fair value of the reporting unit as going concern. The discount in the loan portfolios is mainly attributable to market participants’ expected rates of returns, which affected the market discount on the Florida commercial mortgage and residential mortgage portfolios. The fair value of the loan portfolio determined for the Florida reporting unit represented a discount of 22.5%.
     The reduction in Florida unit Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeded the recorded book value of goodwill. If the Step 1 fair value of the Florida unit declines further without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit goodwill (including Step 1 and Step 2), including the valuation of loan portfolios as of the December 31 valuation date. In reaching its conclusion on impairment, management discussed with the valuator the methodologies, assumptions and results supporting the relevant values for the goodwill and determined that they were reasonable.
     The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regards to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting unit where goodwill is recorded.
     Goodwill was not impaired as of December 31, 2009 or 2008, nor was any goodwill written-off due to impairment during 2009, 2008 and 2007.
     Other Intangibles
     Definite life intangibles, mainly core deposits, are amortized over their estimated life, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
     As previously discussed, as a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recorded in 2009 related to core deposits of FirstBank Florida attributable to decreases in the base of acquired core deposits. The Corporation performed impairment tests for the year ended December 31, 2008 and 2007 and determined that no impairment was needed to be recognized for those periods for other intangible assets.
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
     In performing this function, the Audit Committee is assisted by the Chief Risk Officer (“CRO”), the General Auditor and the Risk Management Council (“RMC”), and other members of senior management.
Strategic Planning Committee
     The Strategic Planning Committee of the Corporation is appointed by the Board of Directors of the Corporation to assist and advise management with respect to, and monitor and oversee on behalf of the Board, corporate development activities not in the ordinary course of the Corporation’s business and strategic alternatives under consideration from time to time by the Corporation, including, but not limited to, acquisitions, mergers, alliances, joint ventures, divestitures, capitalization of the Corporation and other similar corporate transactions.
Risk Management Council
     The Risk Management Council is appointed by the Chief Executive Officer to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and practices related to the Corporation’s risks. In doing so, the Council’s primary general functions involve:
•	The appointment of persons responsible for the Corporation’s significant risks;

•	The development of the risk management infrastructure needed to enable it to monitor risk policies and limits established by the Board of Directors;

•	The evaluation of the risk management process to identify any gap and the implementation of any necessary control to close such gap;

•	The establishment of a process to enable the recognition, assessment, and management of risks that could affect the Corporation; and

•	The provision to the Board of Directors of appropriate information about the Corporation’s risks.
     Refer to “Interest Rate Risk, Credit Risk, Liquidity, Operational, Legal and Regulatory Risk Management -Operational Risk” discussion below for further details of matters discussed in the Risk Management Council.
Other Management Committees
     As part of its governance framework, the Corporation has various additional risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:

(1)	Management’s Investment and Asset Liability Committee (“MIALCO”) — oversees interest rate and market risk, liquidity management and other related matters. Refer to “—Liquidity Risk and Capital Adequacy and Interest Rate Risk Management” discussions below for further details.

(2)	Information Technology Steering Committee — is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Corporation.

(3)	Bank Secrecy Act Committee — is responsible for oversight, monitoring and reporting of the Corporation’s compliance with the Bank Secrecy Act.

(4)	Credit Committees (Delinquency and Credit Management Committee) — oversees and establishes standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (1) past due loans, (2) overdrafts, (3) non-accrual loans, (4) other real estate owned (“OREO”) assets, and (5) the bank’s watch list and non-performing loans.

(5)	Florida Executive Steering Committee — oversees implementation and compliance of policies approved by the Board of Directors and the performance of the Florida region’s operations. The Florida Executive Steering Committee evaluates and monitors interrelated risks related to FirstBank’s operations in Florida.
Officers
     As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:
(1)	Chief Executive Officer is responsible for the overall risk governance structure of the Corporation.

(2)	Chief Risk Officer is responsible for the oversight of the risk management organization as well as risk governance processes. In addition, the CRO with the collaboration of the Risk Assessment Manager manages the operational risk program.

(3)	Chief Credit Risk Officer and the Chief Lending Officer are responsible of managing the Corporation’s credit risk program.

(4)	Chief Financial Officer in combination with the Corporation’s Treasurer, manages the Corporation’s interest rate and market and liquidity risks programs and, together with the Corporation’s Chief Accounting Officer, is responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The Chief Financial Officer is assisted by the Risk Assessment Manager in the review of the Corporation’s internal control over financial reporting.

(5)	Chief Accounting Officer is responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.
Other Officers
     In addition to a centralized Enterprise Risk Management function, certain lines of business and corporate functions have their own Risk Managers and support staff. The Risk Managers, while reporting directly within their respective line of business or function, facilitate communications with the Corporation’s risk functions and work in partnership with the CRO and CFO to ensure alignment with sound risk management practices and expedite the implementation of the enterprise risk management framework and policies.

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
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The MIALCO, using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Wholesale Banking Executive, the Retail Financial Services & Strategic Planning Director, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitors liquidity availability on a daily basis and reviews liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position.
     In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, the Corporation conducts its liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on the continued development of customer-based funding, the maintenance of direct relationships with wholesale market funding providers, and the maintenance of the ability to liquidate certain assets when, and if, requirements warrant.
     The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it will be able to operate through periods of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. In the Contingency Funding Plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining its current funding position, thereby ensuring the ability to honor its commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Three different scenarios are defined in the Contingency Funding Plan: local market event, credit rating downgrade, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.
     The Corporation manages its liquidity in a proactive manner, and maintains an adequate position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic surplus and volatile liabilities measures. Among the actions taken in recent months to bolster the liquidity position and to safeguard the Corporation’s access to credit was the posting of additional collateral to the FHLB, thereby increasing borrowing capacity. The Corporation has also maintained the basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of December 31, 2009, the estimated basic surplus ratio of approximately 8.6% included unpledged investment securities, FHLB lines of credit, and cash. As of December 31, 2009, the Corporation had $378 million available for additional credit on FHLB lines of credit. Unpledged liquid securities as of December 31, 2009 mainly consisted of fixed-rate MBS and U.S. agency debentures totaling approximately $646.9 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic surplus computation.
     Sources of Funding
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, including brokered CDs, securities sold under agreements to repurchase, and lines of credit with the FHLB and the FED. The Asset Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Commercial paper has also in the past provided additional funding. Long-term funding has also been obtained through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives and interest rate risk management strategies, among other things, is taken into consideration.
     The Corporation’s principal sources of funding are:
     Deposits
     The following table presents the composition of total deposits:

	Weighted-Average
	Rate as of	As of December 31,
	December 31, 2009	2009	2008	2007
		(Dollars in thousands)
Savings accounts	1.68%	$1,774,273	$1,288,179	$1,036,662
Interest-bearing checking accounts	1.75%	985,470	726,731	518,570
Certificates of deposit	2.17%	9,212,282	10,416,592	8,857,405

Interest-bearing deposits	2.06%	11,972,025	12,431,502	10,412,637
Non-interest-bearing deposits		697,022	625,928	621,884

Total		$12,669,047	$13,057,430	$11,034,521

Interest-bearing deposits:
Average balance outstanding		$11,387,958	$11,282,353	$10,755,719

Non-interest-bearing deposits:
Average balance outstanding		$715,982	$682,496	$563,990

Weighted average rate during the period on interest-bearing deposits(1)		2.79%	3.75%	4.88%

(1)	Excludes changes in fair value of callable brokered CDs measured at fair value and changes in the fair value of derivatives that economically hedge brokered CDs .
Brokered CDs — A large portion of the Corporation’s funding is retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $8.4 billion at year end 2008 to $7.6 billion as of December 31, 2009. The Corporation has been partly refinancing brokered CDs that matured or were called during 2009 with alternate sources of funding at a lower cost. Also, the Corporation shifted the funding emphasis to retail deposits to reduce reliance on brokered CDs.
In the event that the Corporation’s Bank subsidiary falls below the ratios of a well-capitalized institution, it faces the risk of not being able to replace funding through this source. Only a well capitalized insured depository institution is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. The Bank currently complies and exceeds the minimum requirements of ratios for a “well-capitalized” institution. As of December 31, 2009, the Bank’s total and Tier I capital exceed by $410 million and $814 million, respectively, the minimum well-capitalized levels. The average term to maturity of the retail brokered CDs outstanding as of

December 31, 2009 is approximately 1 year. Approximately 2% of the principal value of these certificates is callable at the Corporation’s option.
The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster and cheaper compared to regular retail deposits. The brokered CDs market continues to be a reliable source to fulfill the Corporation’s needs for the issuance of new and replacement transactions. For the year ended December 31, 2009, the Corporation issued $8.3 billion in brokered CDs (including rollovers of short-term broker CDs and replacement of brokered CDs called) at an average rate of 0.97% compared to $9.8 billion at an average rate of 3.64% issued in 2008.
The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of December 31, 2009.

(In thousands)
Three months or less	$1,958,454
Over three months to six months	1,366,163
Over six months to one year	2,258,717
Over one year	2,969,471

Total	$8,552,805

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $7.6 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit also include $25.6 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to FDIC insurance coverage of up to $50 million, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $480 million from the balance as of December 31, 2008, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts. A significant portion of the increase was related to deposits in Puerto Rico, the Corporation’s primary market, reflecting successful marketing campaigns and cross-selling initiatives. The increase was also related to increases in money market accounts in Florida, as management shifted the funding emphasis to retail deposits to reduce reliance on brokered CDs. Successful marketing campaigns and attractive rates were the main reasons for the increase in Florida. Even thought rates offered in Florida were higher for this product, rates were lower than those offered in Puerto Rico. Refer to Note 13 in the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for further details.

Borrowings
     As of December 31, 2009, total borrowings amounted to $5.2 billion as compared to $4.7 billion and $4.5 billion as of December 31, 2008 and 2007, respectively.
     The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average
	Rate as of	As of December 31,
	December 31, 2009	2009	2008	2007
	(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase	3.34%	$3,076,631	$3,421,042	$3,094,646
Loans payable (1)	1.00%	900,000	—	—
Advances from FHLB	3.21%	978,440	1,060,440	1,103,000
Notes payable	4.63%	27,117	23,274	30,543
Other borrowings	2.86%	231,959	231,914	231,817

Total (2)		$5,214,147	$4,736,670	$4,460,006

Weighted-average rate during the period		2.79%	3.78%	5.06%

(1)	Advances from the FED under the FED Discount Window Program.

(2)	Includes $3.0 billion as of December 31, 2009 that are tied to variable rates or matured within a year.
Securities sold under agreements to repurchase — The Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $3.1 billion at December 31, 2009, compared with $3.4 billion at December 31, 2008. One of the Corporation’s strategies is the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding cost at reasonable levels. Of the total of $3.1 billion repurchase agreements outstanding as of December 31, 2009, approximately $2.4 billion consist of structured repo’s and $500 million of long-term repos. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. Certain counterparties have not been willing to enter into additional repurchase agreements and the capacity to extend the term of maturing repurchase agreements has also been reduced, however, the Corporation has been able to keep access to credit by using cost effective sources such as FED and FHLB advances. Refer to Note 15 in the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations with only $0.95 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of December 31, 2009 and December 31, 2008, the outstanding balance of FHLB advances was $978.4 million and $1.1 billion, respectively. Approximately $653.4 million of outstanding advances from the FHLB has maturities over one year. As part of its precautionary initiatives to safeguard access to credit and the low level of interest rates, the Corporation has been increasing its pledging of assets to the FHLB, while at the same time the FHLB has been revising their credit guidelines and “haircuts” in the computation of availability of credit lines.

FED Discount window — FED initiatives to ease the credit crisis have included cuts to the discount rate, which was lowered from 4.75% to 0.50% through eight separate actions since December 2007, and adjustments to previous practices to facilitate financing for longer periods. That made the FED Discount Window a viable source of funding given market conditions in 2009. As of December 31, 2009, the Corporation had $900 million outstanding in short-term borrowings from the FED Discount Window and had collateral pledged related to this credit facility amounted to $1.2 billion, mainly commercial, consumer and mortgage loan.
Credit Lines — The Corporation maintains unsecured and un-committed lines of credit with other banks. As of December 31, 2009, the Corporation’s total unused lines of credit with other banks amounted to $165 million. The Corporation has not used these lines of credit to fund its operations.
     Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years the Corporation has entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and Junior subordinated debentures as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available and, if available, will be on comparable terms. The Corporation continues to evaluate its financing options, including available options resulting from recent federal government initiatives to deal with the crisis in the financial markets.
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
     The trust preferred debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations.
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. Over the last five years, the Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage, Inc. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 26% at December 31, 2009. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. In December 2008, the Corporation obtained from GNMA Commitment Authority to issue GNMA mortgage-backed securities. Under this program, during 2009, the Corporation completed the securitization of approximately $305.4 million of FHA/VA mortgage loans into GNMA MBS. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

Credit Ratings
     The Corporation’s credit as a long-term issuer is currently rated B by Standard & Poor’s (“S&P”) and B- by Fitch Ratings Limited (“Fitch”); both with negative outlook.
     At the FirstBank subsidiary level, long-term senior debt is currently rated B1 by Moody’s Investor Service (“Moodys”), four notches below their definition of investment grade; B by S&P, and B by Fitch, both five notches below their definition of investment grade. The outlook on the Bank’s credit ratings from the three rating agencies is negative.
     The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. Any further downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, any change in credit ratings may affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
     Cash Flows
     Cash and cash equivalents were $704.1 million and $405.7 million as of December 31, 2009 and 2008, respectively. These balances increased by $298.4 million and $26.8 million from December 31, 2008 and 2007, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2009 and 2008.
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
     For the year ended December 31, 2009, net cash provided by operating activities was $243.2 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses and non-cash charges recorded to increase the Corporation’s valuation allowance for deferred tax assets.
     For the year ended December 31, 2008, net cash provided by operating activities was $175.9 million, which was higher than net income, largely as a result of adjustments for operating items such as the provision for loan and lease losses and depreciation and amortization.
     Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and its available-for-sale and held-to-maturity investment portfolios. For the year ended December 31, 2009, net cash of $381.8 million was used in investing activities, primarily for loan origination disbursements and purchases of available-for-sale investment securities to mitigate in part the impact of investments securities mainly U.S. Agency debentures, called by counterparties prior to maturity and MBS prepayments. Partially offsetting these uses of cash were proceeds from sales and maturities of available-for-sale securities as well as proceeds from held-to-maturity securities called during 2009, and proceeds from loans and from MBS repayments.

     For the year ended December 31, 2008, net cash used by investing activities was $2.3 billion, primarily for purchases of available-for-sale investment securities as market conditions presented an opportunity for the Corporation to obtain attractive yields, improve its net interest margin and mitigate the impact of investment securities, mainly U.S. Agency debentures, called by counterparties prior to maturity, for loan originations disbursements and for the purchase of a $218 million auto loan portfolio. Partially offsetting these uses of cash were proceeds from sales and maturities of available-for-sale securities as well as proceeds from held-to-maturity securities called during 2008; proceeds from sales of loans and the gain on the mandatory redemption of part of the Corporation’s investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.
Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. For the year ended December 31, 2009, net cash provided by financing activities was $436.9 million due to the investment of $400 million by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program and the use of the FED Discount Window Program as a low-cost funding source to finance the Corporation’s investing activities. Partially offsetting these cash proceeds was the payment of cash dividends and pay down of maturing borrowings, in particular brokered CDs and repurchase agreements.
     For the year ended December 31, 2008, net cash used in financing activities was $2.1 billion due to increases in its deposit base, including brokered CDs to finance lending activities and increase liquidity levels and increases in securities sold under repurchase agreements to finance the Corporation’s securities inventory. Partially offsetting these cash proceeds was the payment of cash dividends.
Capital
     The Corporation’s stockholders’ equity amounted to $1.6 billion as of December 31, 2009, an increase of $50.9 million compared to the balance as of December 31, 2008, driven by the $400 million investment by the United States Department of the Treasury (the “U.S. Treasury”) in preferred stock of the Corporation through the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program. This was partially offset by the net loss of $275.2 million recorded for 2009, dividends paid amounting to $43.1 million in 2009 ($13.0 million in common stock, or $0.14 per share, and $30.1 million in preferred stock) and a $30.9 million decrease in other comprehensive income mainly due to a noncredit-related impairment of $31.7 million on private label MBS.
     For the year ended December 31, 2009, the Corporation declared in aggregate cash dividends of $0.14 per common share, $0.28 for 2008, and $0.28 for 2007. Total cash dividends paid on common shares amounted to $13.0 million for 2009, $25.9 million for 2008, and $24.6 million for 2007. Dividends declared on preferred stock amounted to $30.1 million in 2009 and $40.3 million in 2008 and 2007.
     On July 30, 2009, the Corporation announced the suspension of dividends on common and all its outstanding series of preferred stock, including the TARP preferred dividends. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock and the dividends for the Corporation’s outstanding Series F Cumulative Preferred Stock and the Corporation’s common stock. The Corporation took this prudent action to preserve capital, as the duration and depth of recessionary economic conditions is uncertain, and consistent with federal regulatory guidance.
     As of December 31, 2009, First BanCorp and FirstBank Puerto Rico were in compliance with regulatory capital requirements that were applicable to them as a financial holding company and a state non-member bank, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of December 31, 2009 and December 31, 2008, based on existing Federal Reserve and Federal Deposit Insurance Corporation guidelines. Effective July 1, the operations conducted by FirstBank Florida as a separate subsidiary were merged with and into FirstBank Puerto Rico, the Corporation’s main banking subsidiary. As part of the Corporation’s strategic planning it was determined that business synergies would be achieved by merging FirstBank Florida with and into FirstBank Puerto Rico. This reorganization included the consolidation of FirstBank Puerto Rico’s loan production office with the former thrift banking operations of FirstBank Florida. For the last three years prior to July 1, the Corporation conducted dual banking operations in the Florida market. The consolidation of the former thrift banking operations with the loan production office resulted in FirstBank Puerto Rico having a more diversified and efficient banking operation in the form of a branch network in the Florida market. The merger allows the Florida operations to benefit by leveraging the capital position of FirstBank Puerto Rico and thereby provide them with the support necessary to grow in the Florida market.

		Banking Subsidiary
	First		To be well
	BanCorp	FirstBank	capitalized
As of December 31, 2009
Total capital (Total capital to risk-weighted assets)	13.44%	12.87%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.16%	11.70%	6.00%
Leverage ratio	8.91%	8.53%	5.00%

As of December 31, 2008

Total capital (Total capital to risk-weighted assets)	12.80%	12.23%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.55%	10.98%	6.00%
Leverage ratio	8.30%	7.90%	5.00%
     The increase in regulatory capital ratios is mainly related to the $400 million investment by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program. Refer to Note 23 in the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for additional information regarding this issuance. The funds were used in part to strengthen the Corporation’s lending programs and ability to support growth strategies that are centered on customers’ needs, including programs to preserve home ownership. Together with private and public sector initiatives, the Corporation looks to support the local economy and the communities it serves during the current economic environment.
     The Corporation is well-capitalized, having sound margins over minimum well-capitalized regulatory requirements. As of December 31, 2009, the total regulatory capital ratio is 13.4% and the Tier 1 capital ratio is 12.2%. This translates to approximately $492 million and $881 million of total capital and Tier 1 capital, respectively, in excess of the total capital and Tier 1 capital well capitalized requirements of 10% and 6%, respectively. A key priority for the Corporation is to maintain a sound capital position to absorb any potential future credit losses due to the distressed economic environment and to provide business expansion opportunities.
     The Corporation’s tangible common equity ratio was 3.20% as of December 31, 2009, compared to 4.87% as of December 31, 2008, and the Tier 1 common equity to risk-weighted assets ratio as of December 31, 2009 was 4.10% compared to 5.92% as of December 31, 2008.
     The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible Assets are total assets less goodwill and core deposit intangibles. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2009 and December 31, 2008, respectively.

	December 31,	December 31,
(In thousands)	2009	2008
Total equity — GAAP	$1,599,063	$1,548,117
Preferred equity	(928,508)	(550,100)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(16,600)	(23,985)

Tangible common equity	$625,857	$945,934

Total assets — GAAP	$19,628,448	$19,491,268
Goodwill	(28,098)	(28,098)
Core deposit intangible	(16,600)	(23,985)

Tangible assets	$19,583,750	$19,439,185

Common shares outstanding	92,542	92,546

Tangible common equity ratio	3.20%	4.87%
Tangible book value per common share	$6.76	$10.22
     The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities, by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. However, this ratio was used by the Federal Reserve in connection with its stress test administered to the 19 largest U.S. bank holding companies under the Supervisory Capital Assessment Program (“SCAP”), the results of which were announced on May 7, 2009. Management is currently monitoring this ratio, along with the other ratios set forth in the table above, in evaluating the Corporation’s capital levels.
     The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	December 31,	December 31,
(In thousands)	2009	2008
Total equity — GAAP	$1,599,063	$1,548,117
Qualifying preferred stock	(928,508)	(550,100)
Unrealized gain on available-for-sale securities (1)	(26,617)	(57,389)
Disallowed deferred tax asset (2)	(11,827)	(69,810)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(16,600)	(23,985)
Cumulative change gain in fair value of liabilities acounted for under a fair value option	(1,535)	(3,473)
Other disallowed assets	(24)	(508)

Tier 1 common equity	$585,854	$814,754

Total risk-weighted assets	$14,303,496	$13,762,378

Tier 1 common equity to risk-weighted assets ratio	4.10%	5.92%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

2-	Approximately $111 million of the Corporation’s deferred tax assets at December 31, 2009 (December 31, 2008 — $58 million) were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $12 million of such assets at December 31, 2009 (December 31, 2008 — $70 million) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $4 million of the Corporation’s other net deferred tax liability at December 31, 2009 (December 31, 2008 — $0) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

     On February 1, 2010, the Corporation reported that it is planning to conduct an exchange offer under which it will be offering to exchange newly issued shares of common stock for the issued and outstanding shares of publicly held Series A through E Noncumulative Perpetual Monthly Income Preferred Stock, subject to any necessary proration. The exchange offer will be conducted to improve its capital structure given the current economic conditions in the markets in which it operates and the evolving regulatory environment. Through the exchange offer, First BanCorp seeks to improve its tangible and Tier 1 common equity ratios. The Corporation expects to file a registration statement for the exchange offer shortly after the filing of this Form 10-K for fiscal year 2009. Completion of the exchange offer will be subject to certain conditions, including the consent by common stockholders of the issuance of shares of the common stock pursuant to the exchange.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2009, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.5 billion and $103.9 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, operating leases, commitments to sell mortgage loans and commitments to extend credit:

		Contractual Obligations and Commitments
		As of December 31, 2009
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
			(In thousands)
Contractual obligations:
Certificates of deposit (1)	$9,212,283	$6,041,065	$2,835,562	$321,850	$13,806
Loans payable	900,000	900,000	—	—	—
Securities sold under agreements to repurchase	3,076,631	676,631	1,600,000	800,000	—
Advances from FHLB	978,440	325,000	445,000	208,440	—
Notes payable	27,117	—	13,756	—	13,361
Other borrowings	231,959	—	—	—	231,959
Operating leases	63,795	10,342	14,362	8,878	30,213
Other contractual obligations	10,387	7,157	3,130	100	—

Total contractual obligations	$14,500,612	$7,960,195	$4,911,810	$1,339,268	$289,339

Commitments to sell mortgage loans	$13,158	$13,158

Standby letters of credit	$103,904	$103,904

Commitments to extend credit:
Lines of credit	$1,220,317	$1,220,317
Letters of credit	48,944	48,944
Commitments to originate loans	255,598	255,598

Total commercial commitments	$1,524,859	$1,524,859

(1)	Includes $7.6 billion of brokered CDs sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits and $25.6 million in CDARS.
     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for the rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. The funding needs of customers have not significantly changed as a result of the latest market disruptions. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause cancel the unused credit facility.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2009 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reversed in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of December 31, 2009 amounted to approximately $64.5 million.
     The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements, was not part of a financing agreement, and ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan/Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclay’s Capital in New York. After Barclay’s refusal to turn over the securities, the Corporation, during the month of December 2009, filed a lawsuit against Barclay’s Capital in federal court in New York demanding the return of the securities. While the Corporation believes it has valid reasons to support its claim for the return of the securities, there are no assurances that it will ultimately succeed in its litigation against Barclay’s Capital to recover all or a substantial portion of the securities.
Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in Bankruptcy Court, Southern District of New York. The Corporation can provide no assurances that it will be successful in recovering all or substantial portion of the securities through these proceedings. An estimated loss was not accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional negative relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing during the second quarter of 2009.
Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability in the profitability under varying interest rate environments. The MIALCO oversees interest rate risk and focuses on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives.
     The Corporation performs on a quarterly basis a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to-five-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
          (1) using a static balance sheet as the Corporation had it on the simulation date, and
          (2) using a dynamic balance sheet based on recent patterns and current strategies.
     The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing structure and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposits decay and other factors which may be important in projecting the future growth of net interest income.
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

     The following table presents the results of the simulations as of December 31, 2009 and 2008. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	December 31, 2009				December 31, 2008
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	$10.6	2.16%	$16.0	3.39%	$6.5	1.39%	$6.4	1.29%
-200 bps ramp	$(31.9)	(6.53)%	$(33.0)	(6.98)%	$(12.8)	(2.77)%	$(15.5)	(3.15)%
     During the past year, the Corporation continued managing its balance sheet structure to control the overall interest rate risk. As part of the strategy, the Corporation reduced long-term fixed-rate and callable investment securities and increased shorter-duration investment securities. During 2009, MBS prepayments accelerated significantly as a result of the low interest rate environment. Approximately $1.7 billion of Agency MBS were sold during 2009, and $945 million of US Agency debentures were called during 2009. Partial proceeds from these sales and calls, in conjunction with prepayments on mortgage backed securities were re-invested in instruments with shorter durations such as 15-Years US Agency MBS, US Agency callable debentures with contractual maturities ranging from two to three years, and US Agency floating rate collateral mortgage obligations. In addition, during 2009, the Corporation continued adjusting the mix of its funding sources to better match the expected average life of the assets.
     Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a growing balance sheet scenario is estimated to increase by $16.0 million in a gradual parallel upward move of 200 basis points.
     Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of December 31, 2009, some market interest rates were projected to be zero. Under this scenario, where a considerable spread compression is projected, net interest income for the next twelve months in a growing balance sheet scenario is estimated to decrease by $33.0 million.
     The Corporation used the gap analysis tool to evaluate the potential effect of rate shocks on net interest income over the selected time-periods. The gap report as of December 31, 2009 showed a positive cumulative gap for 3 month of $2.3 billion and a positive cumulative gap of $254.8 million for 1 year, compared to positive cumulative gaps of $2.1 billion and $1.4 billion for 3 months and 1 year, respectively, as of December 31, 2008. Gap management is a dynamic process, through which the Corporation makes constant adjustments to maintain sound and prudent interest rate risk exposures.
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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs

(liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. All outstanding interest rate swaps related to brokered CDs were called during 2009, in the face of lower interest rate levels, and as a consequence the Corporation exercised its call option on the swapped-to-floating brokered CDs.
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
     For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of (Loss) Income, refer to Note 32 in the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K.
     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:
Fair Value Change

Year ended
(In thousands)	December 31, 2009
Fair value of contracts outstanding at the beginning of year	$(495)
Fair value of new contracts at inception	(35)
Contracts terminated or called during the year	(5,198)
Changes in fair value during the year	5,197

Fair value of contracts outstanding as of December 31, 2009	$(531)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
(In thousands)	Less Than	Maturity	Maturity	In Excess	Total
As of December 31, 2009	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Pricing from observable market inputs	$(461)	$18	$(636)	$(3,651)	$(4,730)
Pricing that consider unobservable market inputs	—	—	—	4,199	4,199

	$(461)	$18	$(636)	$548	$(531)

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
     As of December 31, 2009 and 2008, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
     During 2009, all of the $1.1 billion of interest rate swaps that economically hedge brokered CDs that were outstanding as of December 31, 2008 were called by the counterparties, mainly due to lower levels of 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on the approximately $1.1 billion swapped-to- floating brokered CDs. The Corporation recorded a net loss of $3.5 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
     Refer to Note 29 of the Corporation’s financial statements for the year ended December 31, 2009 included in Item 8 of this Form 10-K for additional information regarding the fair value determination of derivative instruments.

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
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of December 31, 2009 and December 31, 2008.

(In thousands)		As of December 31, 2009
			Total			Accrued
			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$67,345	$621	$(4,304)	$(3,683)	$—
Credit Suisse First Boston	A+	49,311	2	(764)	(762)	—
Goldman Sachs	A	6,515	557	—	557	—
Morgan Stanley	A	109,712	238	—	238	—

		232,883	1,418	(5,068)	(3,650)	—

Other derivatives (3)		284,619	4,518	(1,399)	3,119	(269)

Total		$517,502	$5,936	$(6,467)	$(531)	$(269)

(In thousands)		As of December 31, 2008
			Total			Accrued
			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
Wachovia	AA-	$16,570	$41	$—	$41	$108
Merrill Lynch	A	230,190	1,366	—	1,366	(106)
UBS Financial Services, Inc.	A+	14,384	88	—	88	179
JP Morgan	A+	531,886	2,319	(5,726)	(3,407)	1,094
Credit Suisse First Boston	A+	151,884	178	(1,461)	(1,283)	512
Citigroup	A+	295,130	1,516	(1)	1,515	2,299
Goldman Sachs	A	16,165	597	—	597	158
Morgan Stanley	A	107,450	735	—	735	59

		1,363,659	6,840	(7,188)	(348)	4,303

Other derivatives (3)		332,634	1,170	(1,317)	(147)	(203)

Total		$1,696,293	$8,010	$(8,505)	$(495)	$4,100

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.

(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available. Approximately $4.2 million and $0.8 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank as of December 31, 2009 and 2008, respectively.

     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.5 million as of December 31, 2009, of which an unrealized loss of $1.9 million was recorded in 2009, an unrealized gain of $1.5 million was recorded in 2008 and an unrealized gain of $0.9 million was recorded in 2007. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific condition, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through fundamental portfolio risk management principles including credit policy, underwriting, independent loan review and quality control procedures, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, there are structured loan workout functions responsible for avoiding defaults and minimizing losses upon default for each region and for each business segment. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
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
     Management, comprised of the Corporation’s Chief Credit Risk Officer, Chief Lending Officer and other senior executives, has the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. Those goals and objectives are documented in the Corporation’s Credit Policy.
Allowance for Loan and Lease Losses and Non-performing Assets
     Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectibility were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as was experienced throughout 2009. We believe the process for determining the allowance considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases and the risk profile of a market, industry, or group of customers changes materially, or if the allowance is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods. Refer to “Critical Accounting Policies – Allowance for Loan and Lease Losses” section above for additional information about the methodology used by the Corporation to determine specific reserves and the general valuation allowance.
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that the real estate market is experiencing readjustments in value driven by the deteriorated purchasing power of consumers and general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following the regulatory and credit policy standards. The real estate market for the U.S. Virgin islands remains fairly stable. In the Florida market, residential real estate has experienced a very slow turnaround.
     As shown in the following table below, the allowance for loan and lease losses increased to $528.1 million at December 31, 2009, compared with $281.5 million at December 31, 2008. Expressed as a percent of period-end total loans receivable, the ratio increased to 3.79% at December 31, 2009, compared with 2.15% at December 31, 2008. The $246.6 million increase in the allowance primarily reflected an increase in specific reserves associated with impaired loans, an increase associated with risk-grade migration and an increase in non-performing loans, predominantly in the commercial and construction portfolio. The increase is also a result of updating the loss rates factors used to determine the general reserve to account for the increase in net charge-offs, non-performing loans and the stressed economic environment. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2009	2008	2007	2006	2005
(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$281,526	$190,168	$158,296	$147,999	$141,036

Provision (recovery) for loan and lease losses:
Residential mortgage	45,010	13,032	2,736	4,059	2,759
Commercial mortgage	71,401	7,740	1,326	3,898	1,133
Commercial and Industrial	146,157	35,561	18,369	(1,662)	(5,774)
Construction	264,246	53,109	23,502	5,815	7,546
Consumer and finance leases	53,044	81,506	74,677	62,881	44,980

Total provision for loan and lease losses	579,858	190,948	120,610	74,991	50,644

Charged-off:
Residential mortgage	(28,934)	(6,256)	(985)	(997)	(945)
Commercial mortgage	(25,871)	(3,664)	(1,333)	(19)	(268)
Commercial and Industrial	(35,696)	(25,911)	(9,927)	(6,017)	(8,290)
Construction	(183,800)	(7,933)	(3,910)	—	—
Consumer and finance leases	(70,121)	(73,308)	(78,675)	(70,176)	(42,417)

(344,422)	(117,072)	(94,830)	(77,209)	(51,920)

Recoveries:
Residential mortgage	73	—	1	17	—
Commercial mortgage	667	—	—	—	4
Commercial and Industrial	1,188	1,678	659	3,491	1,275
Construction	200	198	78	—	—
Consumer and finance leases	9,030	6,875	5,354	9,007	5,597

11,158	8,751	6,092	12,515	6,876

Net charge-offs	(333,264)	(108,321)	(88,738)	(64,694)	(45,044)

Other adjustments(1)	—	8,731	—	—	1,363

Allowance for loan and lease losses, end of year	$528,120	$281,526	$190,168	$158,296	$147,999

Allowance for loan and lease losses to year end total loans receivable	3.79%	2.15%	1.61%	1.41%	1.17%
Net charge-offs to average loans outstanding during the period	2.48%	0.87%	0.79%	0.55%	0.39%
Provision for loan and lease losses to net charge-offs during the period	1.74	x	1.76	x	1.36	x	1.16	x	1.12	x

(1)	For 2008, carryover of the allowance for loan losses related to the $218 million auto loan portfolio acquired from Chrysler.

For 2005, allowance for loan losses from the acquisition of FirstBank Florida.
     The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	2009		2008		2007		2006		2005
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage	$31,165	26%	$15,016	27%	$8,240	27%	$6,488	25%	$3,409	18%
Commercial mortgage loans	63,972	11%	17,775	12%	13,699	11%	13,706	11%	9,827	9%
Construction loans	164,128	11%	83,482	12%	38,108	12%	18,438	13%	12,623	9%
Commercial and Industrial loans (including loans to local financial institutions)	186,007	38%	74,358	33%	63,030	33%	53,929	32%	58,117	48%
Consumer loans and finance leases	82,848	14%	90,895	16%	67,091	17%	65,735	19%	64,023	16%

	$528,120	100%	$281,526	100%	$190,168	100%	$158,296	100%	$147,999	100%

     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of December 31, 2009 and 2008 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of December 31, 2009
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$384,285	$62,920	$48,943	$100,028	$—	$596,176

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	60,040	159,284	243,123	597,641	—	1,060,088
Allowance for loan and lease losses	2,616	30,945	62,491	86,093	—	182,145
Allowance for loan and lease losses to principal balance	4.36%	19.43%	25.70%	14.41%	0.00%	17.18%

Loans with general allowance:
Principal balance of loans	3,151,183	1,368,617	5,059,363	794,920	1,898,104	12,272,187
Allowance for loan and lease losses	28,549	33,027	123,516	78,035	82,848	345,975
Allowance for loan and lease losses to principal balance	0.91%	2.41%	2.44%	9.82%	4.36%	2.82%

Total portfolio, excluding loans held for sale:
Principal balance of loans	$3,595,508	$1,590,821	$5,351,429	$1,492,589	$1,898,104	$13,928,451
Allowance for loan and lease losses	31,165	63,972	186,007	164,128	82,848	528,120
Allowance for loan and lease losses to principal balance	0.87%	4.02%	3.48%	11.00%	4.36%	3.79%

As of December 31, 2008
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$19,909	$18,359	$55,238	$22,809	$—	$116,315

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	—	47,323	79,760	257,831	—	384,914
Allowance for loan and lease losses	—	8,680	18,343	56,330	—	83,353
Allowance for loan and lease losses to principal balance	0.00%	18.34%	23.00%	21.85%	0.00%	21.65%

Loans with general allowance:
Principal balance of loans	3,461,416	1,470,076	4,290,450	1,246,355	2,108,363	12,576,660
Allowance for loan and lease losses	15,016	9,095	56,015	27,152	90,895	198,173
Allowance for loan and lease losses to principal balance	0.43%	0.62%	1.31%	2.18%	4.31%	1.58%

Total portfolio, excluding loans held for sale:
Principal balance of loans	$3,481,325	$1,535,758	$4,425,448	$1,526,995	$2,108,363	$13,077,889
Allowance for loan and lease losses	15,016	17,775	74,358	83,482	90,895	281,526
Allowance for loan and lease losses to principal balance	0.43%	1.16%	1.68%	5.47%	4.31%	2.15%
     The following tables show the activity for impaired loans and related specific reserve during 2009:

Impaired Loans:	(In thousands)
Balance at beginning of year	$501,229
Loans determined impaired during the year	1,466,805
Net charge-offs (1)	(244,154)
Loans sold, net of charge-offs of $49.6 million (2)	(39,374)
Loans foreclosed, paid in full and partial payments	(28,242)

Balance at end of year	$1,656,264

(1)	Approximately $114.2 million, or 47%, is related to construction loans in Florida and $44.6 million, or 18%, is related to construction loans in Puerto Rico.

(2)	Related to five construction projects sold in Florida.

	Year ended December 31, 2009
	Construction	Commercial	Commercial Mortgage	Residential Mortgage
(In thousands)	Loans	Loans	Loans	Loans	Total
Allowance for impaired loans, beginning of period	$56,330	$18,343	$8,680	$—	$83,353
Provision for impaired loans	211,658	69,401	43,583	18,304	342,946
Charge-offs	(181,895)	(25,253)	(21,318)	(15,688)	(244,154)

Allowance for impaired loans, end of period	$86,093	$62,491	$30,945	$2,616	$182,145

Credit Quality
     We believe the most meaningful way to assess overall credit quality performance for 2009 is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the two sections immediately following: Non-accruing and Non-performing assets and Net Charge-Offs and Total Credit Losses.
     Credit quality performance in 2009 was negatively impacted by the sustained economic weakness in Puerto Rico and the United States and the significant deterioration of the real estate market in Florida, although there were positive signs late in the year. In addition, we initiated certain actions in 2009 to reduce non-performing credits, including note sales and restructuring of loans into two separate agreement (loan splitting). We anticipate a challenging year in 2010 with regards to credit quality.
     Non-accruing and Non-performing Assets
     Total non-performing assets consist of non-accruing loans, foreclosed real estate and other repossessed properties as well as non-performing investment securities. Non-accruing loans are those loans on which the accrual of interest is discontinued. When a loan is placed in non-accruing status, any interest previously recognized and not collected is reversed and charged against interest income.
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
     The following table presents non-performing assets as of the dates indicated:

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$441,642	$274,923	$209,077	$114,828	$54,777
Commercial mortgage	196,535	85,943	46,672	38,078	15,273
Commercial and Industrial	241,316	58,358	26,773	24,900	18,582
Construction	634,329	116,290	75,494	19,735	1,959
Finance leases	5,207	6,026	6,250	8,045	3,272
Consumer	44,834	45,635	48,784	46,501	40,459

	1,563,863	587,175	413,050	252,087	134,322

REO	69,304	37,246	16,116	2,870	5,019
Other repossessed property	12,898	12,794	10,154	12,103	9,631
Investment securities (1)	64,543	—	—	—	—

Total non-performing assets	$1,710,608	$637,215	$439,320	$267,060	$148,972

Past due loans 90 days and still accruing	$165,936	$471,364	$75,456	$31,645	$27,501

Non-performing assets to total assets	8.71%	3.27%	2.56%	1.54%	0.75%

Non-accruing loans to total loans receivable	11.23%	4.49%	3.50%	2.24%	1.06%

Allowance for loan and lease losses	$528,120	$281,526	$190,168	$158,296	$147,999

Allowance to total non-accruing loans	33.77%	47.95%	46.04%	62.79%	110.18%

Allowance to total non-accruing loans, excluding residential real estate loans	47.06%	90.16%	93.23%	115.33%	186.06%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.
     Total non-performing assets as of December 31, 2009 was $1.71 billion compared to $637.2 million as of December 31, 2008. Even though deterioration in credit quality was observed in all of the Corporation’s portfolios, it was more significant in the construction and commercial loan portfolios, which were affected by both the stagnant housing market and further weakening in the economies of the markets served during most of 2009. The increase in non-performing assets was led by an increase of $518.0 million in non-performing construction loans, of which $314.1 million is related to the construction loan portfolio in Puerto Rico portfolio and $205.2 million is related to construction projects in Florida. Other portfolios that experienced a significant growth in credit risk, mainly in Puerto Rico, include: (i) a $183.0 million increase in non-performing commercial and industrial (“C&I”) loans, (ii) a $166.7 million increase in non-performing residential mortgage loans, and (ii) a $110.6 million increase in non-performing commercial mortgage loans. Also, during 2009, the Corporation classified as non-performing investment securities with a book value of $64.5 million that were pledged to Lehman Brothers Special Financing, Inc., in connection with several interest rate swap agreements entered into with that institution. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the

Corporation decided to classify such investments as non-performing. It is important to note that although there was a significant increase in non-performing assets from December 31, 2008, to December 31,2009, there was a slower growth rate in the 2009 fourth quarter as compared to all previous quarters in 2009 as a result of actions taken by the Corporation including note sales, restructuring of loans into two separate agreements (loan splitting) and restructured loans restored to accrual status after a sustained period of repayment and that have been deemed collectible.
     Total non-performing construction loans increased by $518.0 million from December 31, 2008. The non-performing construction loans in Puerto Rico increased by $314.1 million in 2009 primarily related to residential housing projects. There were 10 relationships greater than $10 million in non-accrual status as of December 31, 2009, compared to two as of December 31, 2008, including $123.8 million on two high-rise residential projects.
     Non-performing construction loans in Florida increased by $205.2 million from December 31, 2008. There were five relationships in the state of Florida greater than $10 million totaling $186.8 million as of December 31, 2009 compared to one relationship of $11.1 million as of December 31, 2008. Most of the non-performing loans in Florida are related to condo-conversion and residential housing projects affected by low absorption rates. Even though a significant increase was observed from 2008 to 2009, there was a decrease experienced in the last quarter of 2009 mainly due to note sales and loans restructured into two notes. During the fourth quarter of 2009, the Corporation completed the sales of non-performing construction loans in Florida totaling approximately $40.4 million and also completed the restructuring of condo-conversion loans with an aggregate book value of $38.1 million.
     Non-performing construction loans in the Virgin Islands decreased by $1.3 million.
     The C&I non-performing loans portfolio increased by $183.0 million from December 31, 2008. Non-performing C&I loans in Puerto Rico increased by $174.5 million, reflecting the sustained economic weakness that affected several industries such as food and beverage, accommodation, financial and printing. There were four relationships greater than $10 million as of December 31, 2009 totaling $101.8 million that entered into non-accrual status during 2009 and accounted for 55% of the increase. C&I non-performing loans in Florida and Virgin Islands were more stable with increases of $2.2 million and $6.2 million, respectively, from December 31, 2008.
     Total non-performing commercial mortgage loans increased by $110.6 million from December 31, 2008. Non-performing commercial mortgage loans in Puerto Rico increased by $66.5 million spread across several industries. In Florida, non-performing commercial mortgage loans increased by $33.8 million from December 31, 2008, including a single rental-property relationship of $11.4 million. Non-performing commercial mortgage loans in the Virgin Islands increased by $10.3 million.
     In many cases, commercial and construction loans were placed on non-accrual status even though the loan was less than 90 days past due in their interest payments. At the close of 2009, approximately $229.4 million of loans placed in non-accrual status, mainly construction and commercial loans, were current or had delinquencies less than 90 days in their interest payments. Further, collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant. In Florida, as sales of units within condo-conversion projects continue to lag, some borrowers reverted to rental projects. For several of these loans, cash collections cover interest, property taxes, insurance and other operating costs associated with the projects.
During the year ended December 31, 2009, interest income of approximately $4.7 million related to $761.5 million of non-performing loans, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method. The Corporation will continue to evaluate restructuring alternatives to mitigate losses and enable borrowers to repay their loans under revised terms in an effort to preserve the value of the Corporation’s interests over the long-term.
Non-performing residential mortgage loans increased by $166.7 million during 2009, mainly attributable to the Puerto Rico portfolio, which has been adversely affected by the continued trend of higher unemployment rates affecting consumers and includes $36.9 million related to loans acquired in the previously explained transaction with R&G. The non-performing residential mortgage loan portfolio in Puerto Rico increased by $131.2 million during 2009. The Corporation continues to address loss mitigation and loan modifications by offering alternatives to avoid foreclosures through internal programs and programs sponsored by the Federal Government. In Florida, non-performing residential mortgage loans increased by $35.0 million from December 31, 2008, however, a decrease was observed in the last quarter due to modified loans that have been restored to accrual status after a sustained repayment performance (generally six months) and are deemed collectible. During 2009, the non-performing residential mortgage loan portfolio in the Virgin Islands increased by $0.6 million.
     The consumer and finance leases non-performing loan portfolio remained relatively flat at $50.0 million as of December 31, 2009 when compared to $51.7 million as of December 31, 2008. This portfolio showed signs of stability and benefited from changes in underwriting standards implemented in late 2005. The consumer loan portfolio, with an average life of approximately four years, has been replenished by new originations under the revised standards.
     The allowance to non-performing loans ratio as of December 31, 2009 was 33.77%, compared to 47.95% as of December 31, 2008. The decrease in the ratio is attributable in part to non-performing collateral dependent loans that are evaluated individually for impairment that, after charge-offs, reflected limited impairment or no impairment at all, and other impaired loans that did not require specific reserves based on collateral values or cash flows projections analyses performed. Also 17% of the increase in non-performing loans since December 31, 2008 is related to residential mortgage loans, mainly in Puerto Rico, where the Corporation’s loan loss experience has been comparatively low due to, among other things, the Corporation’s conservative underwriting practices and loan-to-value ratios, thus requiring a lower general reserve as compared to other portfolios.
     As of December 31, 2009, approximately $517.7 million, or 33%, of total non-performing loans have been charged-off to their net realizable value as set forth below:

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of December 31, 2009
Non-performing loans charged-off to realizable value	$320,224	$38,421	$19,244	$139,787	$—	$517,676
Other non-performing loans	121,418	158,114	222,072	494,542	50,041	1,046,187

Total non-performing loans	$441,642	$196,535	$241,316	$634,329	$50,041	$1,563,863

Allowance to non-performing loans	7.06%	32.55%	77.08%	25.87%	165.56%	33.77%
Allowance to non-performing loans, excluding non-performing loans charged-off to realizable value	25.67%	40.46%	83.76%	33.19%	165.56%	50.48%

As of December 31, 2008

Non-performing loans charged-off to realizable value	$19,909	$8,852	$9,890	$1,810	$—	$40,461
Other non-performing loans	255,014	77,091	48,468	114,480	51,661	546,714

Total non-performing loans	$274,923	$85,943	$58,358	$116,290	$51,661	$587,175

Allowance to non-performing loans	5.46%	20.68%	127.42%	71.79%	175.95%	47.95%
Allowance to non-performing loans, excluding non-performing loans charged-off to realizable value	5.89%	23.06%	153.42%	72.92%	175.95%	51.49%
The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, the restructure or loan modification through these program as well as other restructurings of individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fit the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate. As of December 31, 2009, the Corporation’s TDR loans consisted of $124.1 million of residential mortgage loans, $42.1 million commercial and industrial loans, $68.1 million commercial mortgage loans and $101.7 million of construction loans. From the $336.0 million total TDR loans, approximately $130.4 million are in compliance with modified terms, $23.8 million are 30-89 days delinquent, and $181.8 million are classified as non-accrual as of December 31, 2009.

     Included in the $101.7 million of construction TDR loans are certain impaired condo-conversion loans restructured into two separate agreements (loan splitting) in the fourth quarter of 2009. Each of these loans were restructured into two notes: one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiations of these loans have been made after analyzing the borrowers and guarantors capacity to serve the debt and ability to perform under the modified terms. As part of the renegotiation of the loans, the first note of each loan have been placed on a monthly payment that amortize the debt over 25 years at a market rate of interest. An interest rate reduction was granted for the second note. The following tables provide additional information about the volume of this type of loan restructurings and the effect on the allowance for loan and lease losses in 2009.

(In thousands)
Principal balance deemed collectible	$22,374

Amount charged-off	$(29,713)

Specific Reserve:	(In thousands)
Balance at beginning of year	$14,375
Provision for loan losses	17,213
Charge-offs	(29,713)

Balance at end of year	$1,875

     The loans comprising the $22.4 million that have been deemed collectible continue to be individually evaluated for impairment purposes. These transactions contributed to a $29.9 million decrease in non-performing loans during the last quarter of 2009.
     Past due and still accruing loans, which are contractually delinquent 90 days or more, amounted to $165.9 million as of December 31, 2009 (2008 — $471.4 million) of which $71.1 million are government guaranteed loans.
Net Charge-Offs and Total Credit Losses
     The Corporation’s net charge-offs for 2009 were $333.3 million, or 2.48%, of average loans compared to $108.3 million or 0.87% of average loans for 2008. The significant increase is mainly due to the continued deterioration in the collateral values of construction loans, primarily in the Florida region. Florida’s economy has been hampered by a deteriorating housing market since the second half of 2007. The overbuilding in the face of waning demand, among other things, caused a decline in the housing prices. The Corporation had been obtaining appraisals and increasing its reserve, as necessary, with expectations for a gradual housing market recovery. Nonetheless, the passage of time increased the possibility that the recovery of the market will not be in the near term. For these reasons, the Corporation decided to charge-off during 2009 collateral deficiencies for a significant amount of impaired collateral dependent loans based on current appraisals obtained. The deficiencies in the collateral raised doubts about the potential to collect the principal. The Corporation is engaged in continuous efforts to identify alternatives that enable borrowers to repay their loans and protect the Corporation’s investment.
     Total construction net charge-offs in 2009 were $183.6 million, or 11.54% of average loans, up from $7.7 million, or 0.52% of average loans in 2008. Condo-conversion and residential development projects in Florida represent a significant portion of the losses. There were $137.4 million in net-charge offs in 2009 related to construction projects in Florida. Approximately $79.2 million of the charge-offs for 2009 was recorded in connection with loans sold and loan split type of restructuring. Net charge-offs of $46.2 million were recorded in connection with the construction loan portfolio in Puerto Rico, mainly residential housing projects. We continued our ongoing portfolio management efforts, including obtaining updated appraisals on properties and assessing a project status within the context of market environment expectations.
     Total commercial mortgage net charge-offs in 2009 were $25.2 million, or 1.64% of average loans, up from $3.7 million, or 0.27% of average loans in 2008. The charge-offs in 2009 were spread through several loans, distributed across our geographic markets. Commercial mortgage net charge-offs for 2009 in Puerto Rico were $7.9 million, in the United States $15.2 million and $2.1 million in the Virgin Islands.

     Total C&I net charge-offs in 2009 were $34.5 million, or 0.72% of average loans, up from $24.2 million, or 0.59% of average loans in 2008. C&I loans net charge-offs were distributed across several industries, principally in Puerto Rico. C&I net charge-offs for 2009 in Puerto Rico were $32.8 million, in the United States $0.6 million and $1.1 million in the Virgin Islands. In assessing C&I net charge-offs trends, it is helpful to understand the process of how these loans are treated as they deteriorate over time. Reserves for loans are established at origination consistent with the level of risk associated with the original underwriting. If the quality of a commercial loan deteriorates, it migrates to a lower quality risk rating as a result of our normal portfolio management process, and a higher reserve amount is assigned. As a part of our normal portfolio management process, the loan is reviewed and reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem credit, a reduction in the overall level of the reserve could be recognized. In summary, if loan quality deteriorates, the typical credit sequence for commercial loans are periods of reserve building, followed by periods of higher net charge-offs as previously established reserves are utilized. Additionally, it is helpful to understand that increases in reserves either precede or are in conjunction with increases in impaired commercial loans. When a credit is classified as impaired, it is evaluated for specific reserves or charged-off.
     Residential mortgage net charge-offs were $28.9 million, or 0.82% of related average loans in 2009. This was up from $6.3 million, or 0.19% of related average balances in 2008. The higher loss level for 2009 was a result of negative trends in delinquency levels. Approximately $15.7 million in charge-offs for 2009 ($7.1 million in Puerto Rico and $8.5 million in Florida) resulted from valuations, for impairment purposes, of residential mortgage loan portfolios with high delinquency and loan-to-value levels, compared to $1.8 million recorded in 2008. Total residential mortgage loan portfolios evaluated for impairment purposes and charged-off to their net realizable value amounted to $320.2 million as of December 31, 2009. This amount represents approximately 73% of the total non-performing residential mortgage loan portfolio outstanding as of December 31, 2009. Net charge-offs for residential mortgage loans also includes $11.2 million related to loans foreclosed during 2009, up from $3.9 million recorded for loans foreclosed in 2008. Consistent with the Corporation’s assessment of the value of properties, current and future market conditions, management is executing strategies to accelerate the sale of the real estate acquired in satisfaction of debt (REO). The ratio of net charge-offs to average loans on the Corporation’s residential mortgage loan portfolio of 0.82% for 2009 is lower than the approximately 2.4% average charge-off rate for commercial banks in the U.S. mainland for the third quarter of 2009 as per statistical releases published by the Federal Reserve on its website.
     Net charge-offs of consumer loans and finance leases in 2009 were $61.1 million, or 3.05% of related average loans, compared to net charge-offs of $66.4 million, or 3.19% of related average loans for 2008. Performance of this portfolio on both an absolute and relative basis continued to be consistent with our views regarding the underlying quality of the portfolio. The 2009 level of delinquencies has improved compared with 2008 levels, further supporting our view of stable performance going forward.
The following table presents charge-offs to average loans held in portfolio:

	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
Residential mortgage	0.82%	0.19%	0.03%	0.04%	0.05%
Commercial mortgage	1.64%	0.27%	0.10%	0.00%	0.03%
Commercial and Industrial	0.72%	0.59%	0.26%	0.06%	0.11%
Construction	11.54%	0.52%	0.26%	0.00%	0.00%
Consumer and finance leases	3.05%	3.19%	3.48%	2.90%	2.06%
Total loans	2.48%	0.87%	0.79%	0.55%	0.39%

The following table presents net charge-offs to average loans held in portfolio by geographic segment:

	December 31, 2009	December 31, 2008
PUERTO RICO:

Residential mortgage	0.64%	0.20%

Commercial mortgage	0.82%	0.37%

Commercial and Industrial	0.72%	0.32%

Construction	4.88%	0.19%

Consumer and finance leases	2.93%	3.10%

Total loans	1.44%	0.82%

VIRGIN ISLANDS:

Residential mortgage	0.08%	0.02%

Commercial mortgage	2.79%	0.00%

Commercial and Industrial	0.59%	6.73%

Construction	0.00%	0.00%

Consumer and finance leases	3.50%	3.54%

Total loans	0.73%	1.48%

FLORIDA:

Residential mortgage	2.84%	0.30%

Commercial mortgage	3.02%	0.09%

Commercial and Industrial	1.87%	6.58%

Construction	29.93%	1.08%

Consumer and finance leases	7.33%	5.88%

Total loans	11.70%	0.86%

Total credit losses (equal to net charge-offs plus losses on REO operations) for 2009 amounted to $355.1 million, or 2.62% to average loans and repossessed assets, respectively, in contrast to credit losses of $129.7 million, or a loss rate of 1.04%, for 2008. In addition, there was a $1.8 million increase in the reserve for probable losses on outstanding unfunded loan commitments.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2009	2008
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$35,778	$20,265
Commercial	19,149	2,306
Condo-conversion projects	8,000	9,500
Construction	6,377	5,175

Total	$69,304	$37,246

REO activity (number of properties):
Beginning property inventory,	155	87
Properties acquired	295	169
Properties disposed	(165)	(101)

Ending property inventory	285	155

Average holding period (in days)
Residential	221	160
Commercial	170	237
Condo-conversion projects	643	306
Construction	330	145

	266	200

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:

Residential	$(9,613)	$(3,521)
Commercial	(1,274)	(1,402)
Condo-conversion projects	(1,500)	(5,725)
Construction	(1,977)	(347)

	(14,364)	(10,995)

Other REO operations expenses	(7,499)	(10,378)

Net Loss on REO operations	$(21,863)	$(21,373)

CHARGE-OFFS
Residential charge-offs, net	(28,861)	(6,256)

Commercial charge-offs, net	(59,712)	(27,897)

Construction charge-offs, net	(183,600)	(7,735)

Consumer and finance leases charge-offs, net	(61,091)	(66,433)

Total charge-offs, net	(333,264)	(108,321)

TOTAL CREDIT LOSSES (1)	$(355,127)	$(129,694)

LOSS RATIO PER CATEGORY (2):
Residential	1.08%	0.29%
Commercial	0.96%	0.53%
Construction	11.65%	0.92%
Consumer	3.04%	3.18%

TOTAL CREDIT LOSS RATIO (3)	2.62%	1.04%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.
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
Concentration Risk
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation continues diversifying its geographical risk as evidenced by its operations in the Virgin Islands and in Florida.
As of December 31, 2009, the Corporation had $1.2 billion outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as sales and property taxes collected by the central Government and/or municipalities. Another portion of these obligations consist of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.
     Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2009 in the amount of $321.5 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate. Of the total gross loan portfolio of $13.9 billion as of December 31, 2009, approximately 83% has credit risk concentration in Puerto Rico, 9% in the United States and 8% in the Virgin Islands.

Selected Quarterly Financial Data
     Financial data showing results of the 2009 and 2008 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2009
	March 31	June 30	September 30	December 31
	(Dollar in thousands, except for per share results)
Interest income	$258,323	$252,780	$242,022	$243,449
Net interest income	121,598	131,014	129,133	137,297
Provision for loan losses	59,429	235,152	148,090	137,187
Net income (loss)	21,891	(78,658)	(165,218)	(53,202)
Net income (loss) attributable to common stockholders	6,773	(94,825)	(174,689)	(59,334)
Earnings (loss) per common share-basic	$0.07	$(1.03)	$(1.89)	$(0.64)
Earnings (loss) per common share-diluted	$0.07	$(1.03)	$(1.89)	$(0.64)

	2008
	March 31	June 30	September 30	December 31
	(Dollar in thousands, except for per share results)
Interest income	$279,087	$276,608	$288,292	$282,910
Net interest income	124,458	134,606	144,621	124,196
Provision for loan losses	45,793	41,323	55,319	48,513
Net income	33,589	32,994	24,546	18,808
Net income attributable to common stockholders	23,520	22,925	14,477	8,739
Earnings per common share-basic	$0.25	$0.25	$0.16	$0.09
Earnings per common share-diluted	$0.25	$0.25	$0.16	$0.09
Fourth Quarter Financial Summary
The financial results for the fourth quarter of 2009, as compared to the same period in 2008, were principally impacted by the following items on a pre-tax basis:
—	Net interest income increased 11% to $137.3 million for the fourth quarter of 2009 from $124.2 million for the fourth quarter of 2008. Net interest income for the fourth quarter of 2009 includes a net unrealized gain of $2.5 million, compared to a net unrealized loss of $5.3 million for the fourth quarter of 2008, a positive fluctuation of $7.8 million, related to the changes in valuation of derivatives instruments that enonomically hedge the Corporation’s brokered CDs and medium term notes and unrealized gains and losses on liabilities measured at fair value. Compared with the fourth quarter of 2008, net interest income, excluding fair value adjustments on derivatives and financial liabilities measured at fair value, increased $5.3 million, or 4%. The Corporation benefited from lower funding costs related to continued low levels of interest rates and the mix of financing sources. Lower interest rate levels was reflected in the pricing of newly issued brokered CDs at rates significantly lower than rate levels for prior year’s fourth quarter. The average cost of brokered CDs decreased by 154 basis points from 4.06% for the fourth quarter of 2008 to 2.52% for the fourth quarter of 2009. Also, the Corporation was able to reduce the average cost of its core deposits from 2.83% for prior year’s fourth quarter to 1.95% for the fourth quarter of 2009. The decrease in funding costs was partially offset by a significant increase in non-performing loans and the repricing of floating-rate commercial and construction loans at lower rates due to decreases in market interest rates such as three-month LIBOR and the Prime rate, even though the Corporation is actively increasing spreads on loan renewals. The increase in net interest income was also associated with an increase of $429.6 million of interest-earning assets, over the prior year’s fourth quarter. The increase in interest-earnings assets was driven by a higher average loans volume, which increased by $847 million, driven by additional credit facilities extended to the Government of Puerto Rico. Partially offsetting the increase in average loans was a decrease in average investments of $417 million, driven mostly by the sales of approximately $1.7 billion of Agency MBS and calls of approximately $945 million of U.S. Agency debt securities that were more than purchases made during 2009.
—	Non-interest income increased to $38.8 million for the fourth quarter of 2009 from $19.4 million for prior year’s fourth quarter. The variance is mainly related to a realized gain of $24.4 million on the sale of U.S. Agency MBS versus a realized gain on the sale of MBS of $11.0 million in prior year’s fourth quarter. The recent drop in mortgage pre-payments, as well as future pre-payment estimates, could result in the extension of the MBS portfolio’s average life, which in turn would shift the balance sheet’s interest rate gap position. In an effort to manage such risk, and take advantage of market opportunities, approximately $460 million of U.S. Agency MBS ( mainly 30 Year fixed rate MBS with an aggregate weighted average rate of 5.33%) were sold in the fourth quarter of 2009, compared to approximately $284 million of U.S. Agency MBS sold in the prior year’s fourth quarter. The realized gain on the sale of MBS during the fourth quarter of 2008 was partially offset by other-than-temporary impairment charges of $4.8 million related to auto industry corporate bonds and certain equity securities. There were no other-than- temporary impairments charges during the fourth quarter of 2009.

—	The provision for loan and lease losses amounted to $137.3 million, or 170% of net charge-offs, for the fourth quarter of 2009 compared to $48.5 million, or 172% of net charge-offs, for the fourth quarter of 2008. The increase, as compared to the fourth quarter of 2008, was mainly attributable to the significant increase in non-performing loans, increases in specific reserves for impaired commercial and construction loans, and the overall growth of the loan portfolio. Also, the migration of loans to higher risk categories and increases to loss factors used to determine the general reserve allowance contributed to the higher provision. The increase in loss factors was necessary to account for higher charge-offs and delinquency levels as well as for worsening trends in economic conditions in Puerto Rico and the United States.

—	Non-interest expenses increased 2% to $88.8 million from $87.0 million for the fourth quarter of 2008. The increase in the non-interest expense for the fourth quarter 2009, as compared to prior year’s fourth quarter, was principally attributable to an increase of $11.5 million in the FDIC deposit insurance premium, which was partly related to increases in regular assessment rates by the FDIC in 2009. The aforementioned increase was partially offset by decreases in certain expenses such as: (i) a $5.3 million decrease in employees’ compensation and benefit expenses, due to a lower headcount and reductions in bonuses, incentive compensation and overtime costs, and (ii) a $4.5 million decrease in net loss on REO operations, mainly due to lower write-downs and expenses in the U.S. mainland.
     Some infrequent transactions that affected quarterly periods shown in the above table include: (i) recognition of non-cash charges of approximately $152.2 million to increase the valuation allowance for the Corporation’s deferred tax asset in the third quarter of 2009; (ii) the ecording of $8.9 million in the second quarter of 2009 for the accrual of the special assessment levied by the FDIC; (iii) the impairment of the core deposit intangible of FirstBank Florida for $4.0 million recorded in the first quarter of 2009; (iv) the reversal of $10.8 million of UTBs and related accrued interest of $3.5 million during the second quarter of 2009 for positions taken on income taxes returns due to the lapse of the statute of limitations for the 2004 taxable year; (v) the reversal of $2.9 million of UTBs, net of a payment made to the Puerto Rico Department of Treasury, in connection with the conclusion of an income tax audit related to the 2005, 2006, 2007 and 2008 taxable years; (vi) the reversal of $10.6 million of UTBs during the second quarter of 2008 for positions taken on income tax returns due to the lapse of the statute of limitations for the 2003 taxable year; (vii) the gain of $9.3 million on the mandatory redemption of a portion of the Corporation’s investment in VISA as part of VISA’s IPO in the first quarter of 2008 and (viii) the income tax benefit of $5.4 million recorded in the first quarter of 2008 in connection with an agreement entered into with the Puerto Rico Department of Treasury that established a multi-year allocation schedule for deductibility of the $74.25 million payment made by the Corporation during 2007 to settle a securities class action suit.
Changes in Internal Controls over Financial Reporting
Refer to Item 9A.
       CEO and CFO Certifications
     First BanCorp’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1 and 31.2 to this Annual Report on Form 10-K and the certifications required by Section III(b)(4) of the Emergency Stabilization Act of 2008 as Exhibit 99.1 and 99.2 to this Annual Report on Form 10-K.

     In addition, in 2009, First BanCorp’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     First BanCorp’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2009, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management’s report on Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
     The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.
Changes in Internal Control over Financial Reporting
     There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information in response to this Item is incorporated herein by reference to the sections entitled “Information with Respect to Nominees for Director of First BanCorp and Executive Officers of the Corporation,” “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in First BanCorp’s definitive Proxy Statement for use in connection with its 2010 Annual Meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of First BanCorp’s 2009 fiscal year.
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
              (1) Financial Statements.
          The following consolidated financial statements of First BanCorp, together with the report thereon of First BanCorp’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 1, 2010, are included herein beginning on page F-1:
–	Report of Independent Registered Public Accounting Firm.

–	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008.

–	Consolidated Statements of (Loss) Income for Each of the Three Years in the Period Ended December 31, 2009.

–	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2009.

–	Consolidated Statements of Comprehensive (Loss) Income for each of the Three Years in the Period Ended December 31, 2009.

–	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2009.

–	Notes to the Consolidated Financial Statements.
     (2) Financial statement schedules.
     All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (3) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.
Index to Exhibits:

No.	Exhibit
3.1	Articles of Incorporation (1)

3.2	By-Laws of First BanCorp (1)

3.3	Certificate of Designation creating the 7.125% non-cumulative perpetual monthly income preferred stock, Series A (2)

3.4	Certificate of Designation creating the 8.35% non-cumulative perpetual monthly income preferred stock, Series B (3)

3.5	Certificate of Designation creating the 7.40% non-cumulative perpetual monthly income preferred stock, Series C (4)

3.6	Certificate of Designation creating the 7.25% non-cumulative perpetual monthly income preferred stock, Series D (5)

3.7	Certificate of Designation creating the 7.00% non-cumulative perpetual monthly income preferred stock, Series E (6)

3.8	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series F (7)

4.0	Form of Common Stock Certificate(9)

4.1	Form of Stock Certificate for 7.125% non-cumulative perpetual monthly income preferred stock, Series A (2)

4.2	Form of Stock Certificate for 8.35% non-cumulative perpetual monthly income preferred stock, Series B (3)

4.3	Form of Stock Certificate for 7.40% non-cumulative perpetual monthly income preferred stock, Series C (4)

4.4	Form of Stock Certificate for 7.25% non-cumulative perpetual monthly income preferred stock, Series D (5)

4.5	Form of Stock Certificate for 7.00% non-cumulative perpetual monthly income preferred stock, Series E (10)

4.6	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series F (1)

4.7	Warrant dated January 16, 2009 to purchase shares of First BanCorp (8)

4.8	Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First BanCorp and the United States Department of the Treasury (14)

10.1	FirstBank’s 1997 Stock Option Plan(11)

10.2	First BanCorp’s 2008 Omnibus Incentive Plan(12)

No.	Exhibit
10.3	Investment agreement between The Bank of Nova Scotia and First BanCorp dated February 15, 2007, including the Form of Stockholder Agreement(13)

10.4	Employment Agreement – Aurelio Alemán(11)

10.5	Amendment No. 1 to Employment Agreement – Aurelio Alemán(15)

10.6	Amendment No. 2 to Employment Agreement – Aurelio Alemán

10.7	Employment Agreement – Randolfo Rivera(11)

10.8	Amendment No. 1 to Employment Agreement – Randolfo Rivera (15)

10.9	Amendment No. 2 to Employment Agreement – Randolfo Rivera

10.10	Employment Agreement – Lawrence Odell(16)

10.11	Amendment No. 1 to Employment Agreement – Lawrence Odell(16)

10.12	Amendment No. 2 to Employment Agreement – Lawrence Odell(15)

10.13	Amendment No. 3 to Employment Agreement – Lawrence Odell

10.14	Employment Agreement – Orlando Berges(17)

10.15	Service Agreement Martinez Odell & Calabria(16)

10.16	Amendment No. 1 to Service Agreement Martinez Odell & Calabria(16)

10.17	Amendment No. 2 to Service Agreement Martinez Odell & Calabria

12.1	Ratio of Earnings to Fixed Charges and Preference Dividends

14.1	Code of Ethics for CEO and Senior Financial Officers (1)

21.1	List of First BanCorp’s subsidiaries

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

99.1	Certification of the CEO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15

99.2	Certification of the CFO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15

99.3	Policy Statement and Standards of Conduct for Members of Board of Directors, Executive Officers and Principal Shareholders(18)

99.4	Independence Principles for Directors of First BanCorp (19)

(1)	Incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed by the Corporation on March 2, 2009.

(2)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on March 30, 1999.

(3)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on September 8, 2000.

(4)	Incorporated by reference to First BanCorp’s registration statement on Form S-3 filed by the Corporation on May 18, 2001.

(5)	Incorporated by reference to First BanCorp’s registration statement on Form S-3/A filed by the Corporation on January 16, 2002.

(6)	Incorporated by reference to Form 8-A filed by the Corporation on September 26, 2003.

(7)	Incorporated by reference to Exhibit 3.1 from the Form 8-K filed by the Corporation on January 20, 2009.

(8)	Incorporated by reference to Exhibit 4.1 from the Form 8-K filed by the Corporation on January 20, 2009.

(9)	Incorporated by reference from Registration statement on Form S-4 filed by the Corporation on April 15, 1998

(10)	Incorporated by reference to Exhibit 4.1 from the Form 8-K filed by the Corporation on September 5, 2003.

(11)	Incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(12)	Incorporated by reference to Exhibit 10.1 from the Form 10-Q for the quarter ended March 31, 2008 filed by the Corporation on May 12, 2008.

(13)	Incorporated by reference to Exhibit 10.01 from the Form 8-K filed by the Corporation on February 22, 2007.

(14)	Incorporated by reference to Exhibit 10.1 from the Form 8-K filed by the Corporation on January 20, 2009.

(15)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by the Corporation on May 11, 2009.

(16)	Incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by the Corporation on February 9, 2007.

(17)	Incorporated by reference from the Form 10-Q for the quarter ended June 30, 2009 filed by the Corporation on August 11, 2009.

(18)	Incorporated by reference from the Form 10-K for the year ended December 31, 2003 filed by the Corporation on March 15, 2004.

(19)	Incorporated by reference from the Form 10-K for the year ended December 31, 2007 filed by the Corporation on February 29, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/1/10
Aurelio Alemán
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/1/10
Aurelio Alemán
President and Chief Executive Officer

/s/ Orlando Berges	Date: 3/1/10
Orlando Berges, CPA
Executive Vice President and
Chief Financial Officer

/s/ José Menéndez-Cortada	Date: 3/1/10
José Menéndez-Cortada, Director and
Chairman of the Board

/s/ Fernando Rodríguez-Amaro	Date: 3/1/10
Fernando Rodríguez Amaro,
Director

/s/ Jorge L. Díaz	Date: 3/1/10
Jorge L. Díaz, Director

/s/ Sharee Ann Umpierre-Catinchi	Date: 3/1/10
Sharee Ann Umpierre-Catinchi,
Director

/s/ José L. Ferrer-Canals	Date: 3/1/10
José L. Ferrer-Canals, Director

/s/ Frank Kolodziej	Date: 3/1/10
Frank Kolodziej, Director

/s/ Héctor M. Nevares	Date: 3/1/10
Héctor M. Nevares, Director

/s/ José F. Rodríguez	Date: 3/1/10
José F. Rodríguez, Director

/s/ Pedro Romero Pedro Romero, CPA	Date: 3/1/10
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
     The management of First BanCorp has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Corporation used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2009.
     The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

PricewaterhouseCoopers LLP
254 Muñoz Rivera Avenue
BBVA Tower, 9 th Floor
Hato Rey, PR 00918
Telephone (787) 754-9090
Facsimile (787) 766-1094
Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of First BanCorp
     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries (the “Corporation”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     As discussed in Note 1 to the consolidated financial statements, the Corporation changed the manner in which it accounts for uncertain tax positions and the manner in which it accounts for the financial assets and liabilities at fair value in 2007.
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
PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 1, 2010
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2010
Stamp 2389662 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
	(In thousands, except for share information)
ASSETS

Cash and due from banks	$679,798	$329,730

Money market investments:
Federal funds sold	1,140	54,469
Time deposits with other financial institutions	600	600
Other short-term investments	22,546	20,934

Total money market investments	24,286	76,003

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	3,021,028	2,913,721
Other investment securities	1,149,754	948,621

Total investment securities available for sale	4,170,782	3,862,342

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	400,925	968,389
Other investment securities	200,694	738,275

Total investment securities held to maturity, fair value of $621,584 (2008 - $1,720,412)	601,619	1,706,664

Other equity securities	69,930	64,145

Loans, net of allowance for loan and lease losses of $528,120 (2008 - $281,526)	13,400,331	12,796,363
Loans held for sale, at lower of cost or market	20,775	10,403

Total loans, net	13,421,106	12,806,766

Premises and equipment, net	197,965	178,468
Other real estate owned	69,304	37,246
Accrued interest receivable on loans and investments	79,867	98,565
Due from customers on acceptances	954	504
Other assets	312,837	330,835

Total assets	$19,628,448	$19,491,268

LIABILITIES

Deposits:
Non-interest-bearing deposits	$697,022	$625,928
Interest-bearing deposits (including $0 and $1,150,959 measured at fair value as of December 31, 2009 and December 31, 2008, respectively)	11,972,025	12,431,502

Total deposits	12,669,047	13,057,430

Loans payable	900,000	—
Securities sold under agreements to repurchase	3,076,631	3,421,042
Advances from the Federal Home Loan Bank (FHLB)	978,440	1,060,440
Notes payable (including $13,361 and $10,141 measured at fair value as of December 31, 2009 and December 31, 2008, respectively)	27,117	23,274
Other borrowings	231,959	231,914
Bank acceptances outstanding	954	504
Accounts payable and other liabilities	145,237	148,547

Total liabilities	18,029,385	17,943,151

Commitments and contingencies (Notes 28, 31 and 34)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,404,000 shares (2008 - 22,004,000) at an aggregate liquidation value of $950,100 (2008 - $550,100)	928,508	550,100

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,440,522 (2008 - 102,444,549)	102,440	102,444
Less: Treasury stock (at cost)	(9,898)	(9,898)

Common stock outstanding, 92,542,722 shares outstanding (2008 - 92,546,749)	92,542	92,546

Additional paid-in capital	134,223	108,299
Legal surplus	299,006	299,006
Retained earnings	118,291	440,777
Accumulated other comprehensive income, net of tax expense of $4,628 (2008 - $717)	26,493	57,389

Total stockholders’ equity	1,599,063	1,548,117

Total liabilities and stockholders’ equity	$19,628,448	$19,491,268

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Interest income:
Loans	$741,535	$835,501	$901,941
Investment securities	254,462	285,041	265,275
Money market investments	577	6,355	22,031

Total interest income	996,574	1,126,897	1,189,247

Interest expense:
Deposits	314,487	414,838	528,740
Loans payable	2,331	243	—
Federal funds purchased and securities sold under agreements to repurchase	114,651	133,690	148,309
Advances from FHLB	32,954	39,739	38,464
Notes payable and other borrowings	13,109	10,506	22,718

Total interest expense	477,532	599,016	738,231

Net interest income	519,042	527,881	451,016

Provision for loan and lease losses	579,858	190,948	120,610

Net interest (loss) income after provision for loan and lease losses	(60,816)	336,933	330,406

Non-interest income:
Other service charges on loans	6,830	6,309	6,893
Service charges on deposit accounts	13,307	12,895	12,769
Mortgage banking activities	8,605	3,273	2,819
Net gain on sale of investments	86,804	27,180	3,184
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	(33,400)	(5,987)	(5,910)
Noncredit-related impairment portion on debt securities not expected to be sold (recognized in other comprehensive income)	31,742	—	—

Net impairment losses on investment securities	(1,658)	(5,987)	(5,910)
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institutions	—	—	2,497
Rental income	1,346	2,246	2,538
Gain on sale of credit card portfolio	—	—	2,819
Insurance reimbursements and other agreements related to a contingency settlement	—	—	15,075
Other non-interest income	27,030	28,727	24,472

Total non-interest income	142,264	74,643	67,156

Non-interest expenses:
Employees’ compensation and benefits	132,734	141,853	140,363
Occupancy and equipment	62,335	61,818	58,894
Business promotion	14,158	17,565	18,029
Professional fees	15,217	15,809	20,751
Taxes, other than income taxes	15,847	16,989	15,364
Insurance and supervisory fees	45,605	15,990	12,616
Net loss on real estate owned (REO) operations	21,863	21,373	2,400
Other non-interest expenses	44,342	41,974	39,426

Total non-interest expenses	352,101	333,371	307,843

(Loss) income before income taxes	(270,653)	78,205	89,719
Income tax (expense) benefit	(4,534)	31,732	(21,583)

Net (loss) income	$(275,187)	$109,937	$68,136

Preferred stock dividends and accretion of discount	46,888	40,276	40,276

Net (loss) income attributable to common stockholders	$(322,075)	$69,661	$27,860

Net (loss) income per common share:
Basic	$(3.48)	$0.75	$0.32

Diluted	$(3.48)	$0.75	$0.32

Dividends declared per common share	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Cash flows from operating activities:
Net (loss) income	$(275,187)	$109,937	$68,136

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20,774	19,172	17,669
Amortization and impairment of core deposit intangible	7,386	3,603	3,294
Provision for loan and lease losses	579,858	190,948	120,610
Deferred income tax expense (benefit)	16,054	(38,853)	13,658
Stock-based compensation recognized	92	9	2,848
Gain on sale of investments, net	(86,804)	(27,180)	(3,184)
Other-than-temporary impairments on available-for-sale securities	1,658	5,987	5,910
Derivative instruments and hedging activities (gain) loss	(15,745)	(26,425)	6,134
Net gain on sale of loans and impairments	(7,352)	(2,617)	(2,246)
Net gain on partial extinguishment and recharacterization of a secured commercial loan to a local financial institution	—	—	(2,497)
Net amortization of premiums and discounts and deferred loan fees and costs	606	(1,083)	(663)
Net increase in mortgage loans held for sale	(21,208)	(6,194)	—
Amortization of broker placement fees	22,858	15,665	9,563
Accretion of basis adjustments on fair value hedges	—	—	(2,061)
Net amortization (accretion) of premium and discounts on investment securities	5,221	(7,828)	(42,026)
Gain on sale of credit card portfolio	—	—	(2,819)
Decrease in accrued income tax payable	(19,408)	(13,348)	(3,419)
Decrease in accrued interest receivable	18,699	9,611	4,397
Decrease in accrued interest payable	(24,194)	(31,030)	(13,808)
Decrease (increase) in other assets	28,609	(14,959)	4,408
Decrease in other liabilities	(8,668)	(9,501)	(123,611)

Total adjustments	518,436	65,977	(7,843)

Net cash provided by operating activities	243,249	175,914	60,293

Cash flows from investing activities:
Principal collected on loans	3,010,435	2,588,979	3,084,530
Loans originated	(4,429,644)	(3,796,234)	(3,813,644)
Purchase of loans	(190,431)	(419,068)	(270,499)
Proceeds from sale of loans	43,816	154,068	150,707
Proceeds from sale of repossessed assets	78,846	76,517	52,768
Purchase of servicing assets	—	(621)	(1,851)
Proceeds from sale of available-for-sale securities	1,946,434	679,955	959,212
Purchases of securities held to maturity	(8,460)	(8,540)	(511,274)
Purchases of securities available for sale	(2,781,394)	(3,468,093)	(576,100)
Proceeds from principal repayments and maturities of securities held to maturity	1,110,245	1,586,799	623,374
Proceeds from principal repayments of securities available for sale	880,384	332,419	214,218
Additions to premises and equipment	(40,271)	(32,830)	(24,642)
Proceeds from sale/redemption of other investment securities	4,032	9,474	—
(Increase) decrease in other equity securities	(5,785)	875	(23,422)
Net cash inflow on acquisition of business	—	5,154	—

Net cash used in investing activities	(381,793)	(2,291,146)	(136,623)

Cash flows from financing activities:
Net (decrease) increase in deposits	(393,636)	1,924,312	59,499
Net increase in loans payable	900,000	—	—
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(344,411)	326,396	(593,078)
Net FHLB advances (paid) taken	(82,000)	(42,560)	543,000
Repayments of notes payable and other borrowings	—	—	(150,000)
Dividends paid	(43,066)	(66,181)	(64,881)
Issuance of common stock	—	—	91,924
Issuance of preferred stock and associated warrant	400,000	—	—
Exercise of stock options	—	53	—
Other financing activities	8	—	—

Net cash provided by (used in) financing activities	436,895	2,142,020	(113,536)

Net increase (decrease) in cash and cash equivalents	298,351	26,788	(189,866)

Cash and cash equivalents at beginning of year	405,733	378,945	568,811

Cash and cash equivalents at end of year	$704,084	$405,733	$378,945

Cash and cash equivalents include:
Cash and due from banks	$679,798	$329,730	$195,809
Money market instruments	24,286	76,003	183,136

	$704,084	$405,733	$378,945

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Preferred Stock:
Balance at beginning of year	$550,100	$550,100	$550,100
Issuance of preferred stock — Series F	400,000	—	—
Preferred stock discount — Series F, net of accretion	(21,592)	—	—

Balance at end of period	928,508	550,100	550,100

Common Stock outstanding:
Balance at beginning of year	92,546	92,504	83,254
Issuance of common stock	—	—	9,250
Common stock issued under stock option plan	—	6	—
Restricted stock grants	—	36	—
Restricted stock forfeited	(4)	—	—

Balance at end of year	92,542	92,546	92,504

Additional Paid-In-Capital:
Balance at beginning of year	108,299	108,279	22,757
Issuance of common stock	—	—	82,674
Issuance of common stock warrants	25,820	—	—
Shares issued under stock option plan	—	47	—
Stock-based compensation recognized	92	9	2,848
Restricted stock grants	—	(36)	—
Restricted stock forfeited	4	—	—
Other	8	—	—

Balance at end of year	134,223	108,299	108,279

Legal Surplus:
Balance at beginning of year	299,006	286,049	276,848
Transfer from retained earnings	—	12,957	9,201

Balance at end of year	299,006	299,006	286,049

Retained Earnings:
Balance at beginning of year	440,777	409,978	326,761
Net (loss) income	(275,187)	109,937	68,136
Cash dividends declared on common stock	(12,966)	(25,905)	(24,605)
Cash dividends declared on preferred stock	(30,106)	(40,276)	(40,276)
Cumulative adjustment for accounting change — adoption of accounting for uncertainty in income taxes	—	—	(2,615)
Cumulative adjustment for accounting change — adoption of fair value option	—	—	91,778
Accretion of preferred stock discount — Series F	(4,227)	—	—
Transfer to legal surplus	—	(12,957)	(9,201)

Balance at end of year	118,291	440,777	409,978

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	57,389	(25,264)	(30,167)
Other comprehensive (loss) income, net of tax	(30,896)	82,653	4,903

Balance at end of year	26,493	57,389	(25,264)

Total stockholders’ equity	$1,599,063	$1,548,117	$1,421,646

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net (loss) income	$(275,187)	$109,937	$68,136

Unrealized losses on available-for-sale debt securities on which an other-than-temporary impairment has been recognized:

Noncredit-related impairment portion on debt securities not expected to be sold	(31,742)	—	—
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	1,270	—	—

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gains arising during the period	85,871	95,316	2,171
Reclassification adjustments for net gain included in net income	(82,772)	(17,706)	(3,184)
Reclassification adjustments for other-than-temporary impairment on equity securities	388	5,987	5,910

Income tax (expense) benefit related to items of other comprehensive income	(3,911)	(944)	6

Other comprehensive (loss) income for the year, net of tax	(30,896)	82,653	4,903

Total comprehensive (loss) income	$(306,083)	$192,590	$73,039

The accompanying notes are an integral part of these statements.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Summary of Significant Accounting Policies
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The following is a description of First BanCorp’s (“First BanCorp” or “the Corporation”) most significant policies:
Nature of business
     First BanCorp is a publicly-owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the U.S. and British Virgin Islands.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2009, the Corporation controlled three wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), FirstBank Insurance Agency, Inc.(“FirstBank Insurance Agency”) and Grupo Empresas de Servicios Financieros (d/b/a “PR Finance Group”). FirstBank is a Puerto Rico-chartered commercial bank, FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency and PR Finance Group is a domestic corporation. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. FirstBank also operates in the state of Florida, (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the U.S. Virgin Islands, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the British Virgin Islands, subject to regulation by the British Virgin Islands Financial Services Commission.
     FirstBank Insurance Agency is subject to the supervision, examination and regulation by the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico. PR Finance Group is subject to the supervision, examination and regulation of the OCIF.
     FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, sixteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and ten branches in the state of Florida (USA). FirstBank had six wholly-owned subsidiaries with operations in Puerto Rico: First Leasing and Rental Corporation, a vehicle leasing company with two offices in Puerto Rico; First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with twenty-seven offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with thirty-eight offices in FirstBank branches and at stand alone sites; First Management of Puerto Rico, a domestic corporation; FirstBank Puerto Rico Securities Corp, a broker-dealer subsidiary created in March 2009 and engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico: First Insurance Agency VI, Inc., an insurance agency with three offices that sells insurance products in the USVI; First Express, a finance company specializing in the origination of small loans with three offices in the USVI; and First Trade, Inc., which is inactive.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Principles of consolidation
     The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust preferred securities are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for consolidation of variable interest entities.
Reclassifications
     For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2009 presentation.
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
Securities purchased under agreements to resell
     The Corporation purchases securities under agreements to resell the same securities. The counterparty retains control over the securities acquired. Accordingly, amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. As of December 31, 2009 and 2008, there were no securities purchased under agreements to resell outstanding.
Investment securities
     The Corporation classifies its investments in debt and equity securities into one of four categories:
     Held-to-maturity — Securities which the entity has the intent and ability to hold to maturity. These securities are carried at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.
     Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2009 and 2008, the Corporation did not hold investment securities for trading purposes.
     Available-for-sale — Securities not classified as held-to-maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred tax, reported in other comprehensive income as a separate component of stockholders’ equity and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.
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
     Premiums and discounts on investment securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method. Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in non-interest income as net impairment losses on investment securities. Purchases and sales of securities are recognized on a trade-date basis.
Evaluation of other-than-temporary impairment (“OTTI”) on held-to-maturity and available-for-sale securities
     On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or circumstances indicating that a security with an unrealized loss has suffered OTTI. A security is considered impaired if the fair value is less than its amortized cost basis.
     The Corporation evaluates if the impairment is other-than-temporary depending upon whether the portfolio is of fixed income securities or equity securities as further described below. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.
     The impairment analysis of fixed income securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default and significant changes in prepayment assumptions. In light of current volatile economic and financial market conditions, the Corporation also takes into consideration the latest information available about the overall financial condition of an issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate. In April 2009, the FASB amended the OTTI model for debt securities. OTTI losses are recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, expected cash flows to be received are evaluated to determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI is recorded as a component of Net impairment losses on investment securities in the statements of (loss) income, while the remaining portion of the impairment loss is recognized in other comprehensive income, net of taxes. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. For further disclosures, refer to Note 4 to the consolidated financial statements.
     Prior to April 1, 2009, an unrealized loss was considered other-than-temporary and recorded in earnings if (i) it was probable that the holder would not collect all amounts due according to contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the security for a prolonged period of time and the Corporation did not have the positive intent and ability to hold the security until recovery or maturity.
     The impairment model for equity securities was not affected by the aforementioned FASB amendment. The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, credit ratings as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more. An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of twelve consecutive months or more.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Loans on which the recognition of interest income has been discontinued are designated as non-accruing. When loans are placed on non-accruing status, any accrued but uncollected interest income is reversed and charged against interest income. Consumer, construction, commercial and mortgage loans are classified as non-accruing when interest and principal have not been received for a period of 90 days or more or when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower. Interest income on non-accruing loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Loans are restored to accrual status only when future payments of interest and principal are reasonably assured.
     Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Closed-end personal consumer loans are charged-off when payments are 120 days in arrears. Collateralized auto and finance leases are reserved at 120 days delinquent and charged-off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e. when foreclosure is probable). Open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears.
     A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. The Corporation measures impairment individually for those commercial and construction loans with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral, and also evaluates for impairment purposes certain residential mortgage loans with high delinquency and loan-to-value levels. Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans. Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Troubled debt restructurings typically result from the Corporation’s loss mitigation activities or programs sponsored by the Federal Government and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings are generally reported as non-performing loans and restored to accrual status when there is a reasonable assurance of repayment and the borrower has made payments over a sustained period, generally six months. However, a loan that has been formally restructured as to be reasonably assured of repayment and of performance according to its modified terms is not placed in non-accruing status, provided the restructuring is supported by a current, well documented credit evaluation of the borrower’s financial condition taking into consideration sustained historical payment performance for a reasonable time prior to the restructuring.
Loans held for sale
     Loans held for sale are stated at the lower-of-cost-or-market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income.
Allowance for loan and lease losses
     The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.
     A specific valuation allowance is established for those commercial and real estate loans classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. To compute the specific valuation allowance, commercial and real estate, including residential mortgage loans with a principal balance of $1 million or more are evaluated individually as well as smaller residential mortgage loans considered impaired based on their high delinquency and loan-to-value levels. When foreclosure is probable, the impairment is measured based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Deficiencies from the excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral are charged-off when deemed uncollectible.
     For all other loans, which include, small, homogeneous loans, such as auto loans, consumer loans, finance lease loans, residential mortgages, and commercial and construction loans not considered impaired or in amounts under $1 million, the Corporation maintains a general valuation allowance. The methodology to compute the general valuation allowance has not change in the past 2 years. The Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, and other environmental factors such as economic forecasts. The analysis of the residential mortgage pools are performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs are used in the model and are risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios, trends in non-accrual loans, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and gross product or unemployment data for the geographical region. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires losses be accrued when they are probable of occurring and estimable.
Transfers and servicing of financial assets and extinguishment of liabilities
     After a transfer of financial assets that qualifies for sale accounting, the Corporation derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
     The transfer of financial assets in which the Corporation surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. The criteria that must be met to determine that the control over transferred assets has been surrendered, includes: (1) the assets must be isolated from creditors of the transferor, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Corporation transfers financial assets and the transfer fails any one of the above criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
Servicing Assets
     The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. The Corporation is actively involved in the securitization of pools of FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage-backed securities. Also, certain conventional conforming-loans are sold to FNMA or FHLMC with servicing retained. When the Corporation securitizes or sells

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mortgage loans, it allocates the cost of the mortgage loans between the mortgage loan pool sold and the retained interests, based on their relative fair values.
     Servicing assets (“MSRs”) retained in a sale or securitization arise from contractual agreements between the Corporation and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Corporation performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Corporation to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The servicing fees are credited to income on a monthly basis when collected and recorded as part of mortgage banking activities in the consolidated statements of (loss) income. In addition, the Corporation generally receives other remuneration consisting of mortgagor-contracted fees such as late charges and prepayment penalties, which are credited to income when collected.
     Considerable judgment is required to determine the fair value of the Corporation’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the servicing assets is generally determined based on an allocation of the carrying amount of the loans sold (adjusted for deferred fees and costs related to loan origination activities) and the retained interest (MSRs) based on their relative fair value. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Corporation’s MSRs incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
     Once recorded, MSRs are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics such as region, terms and coupons. An other-than-temporary impairment analysis is prepared to evaluate whether a loss in the value of the MSRs, if any, is other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance.
     The servicing assets are amortized over the estimated life of the underlying loans based on an income forecast method as a reduction of servicing income. The income forecast method of amortization is based on projected cash flows. A particular periodic amortization is calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining net MSR forecasted cash flow.
Premises and equipment
     Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the leases (contractual term plus lease renewals that are “reasonably assured”) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings.
     The Corporation has operating lease agreements primarily associated with the rental of premises to support the branch network or for general office space. Certain of these arrangements are non-cancelable and provide for rent

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Goodwill
     The Corporation evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be an impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005. Effective July 1, 2009, the operations conducted by FirstBank Florida as a separate entity were merged with and into FirstBank Puerto Rico.
     The goodwill impairment analysis is a two-step process. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit (FirstBank Florida) to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.
     The second step (Step 2”) involves calculating an implied fair value of the goodwill for each reporting unit for which the first step indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
     In determining the fair value of a reporting unit and based on the nature of the business and reporting unit’s current and expected financial performance, the Corporation uses a combination of methods, including market price multiples of comparable companies, as well as discounted cash flow analysis (“DCF”). The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	a selection of comparable publicly traded companies, based on nature of business, location and size;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

•	the market growth and new business assumptions.
     For purposes of the market comparable approach, valuation was determined by calculating median price to book value and price to tangible equity multiples of the comparable companies and applied these multiples to the reporting unit to derive an implied value of equity.
     For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent (as of the valuation date). The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e. restructuring plans). The cost of equity was estimated using the capital asset pricing model (CAPM) using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, and a size premium. The discount rate was estimated to be 14.0 percent. The resulting discount rate was analyzed in terms of reasonability given current market conditions.
     The Corporation conducted its annual evaluation of goodwill during the fourth quarter of 2009. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (December 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. The analysis of results for Step 2 indicated that the reduction in the fair value of the reporting unit was mainly attributable to the deteriorated fair value of the loan portfolios and not the fair value of the reporting unit as going concern. The discount in the loan portfolios is mainly attributable to market participants’ expected rates of returns, which affected the market discount on the Florida commercial mortgage and residential mortgage portfolios. The fair value of the loan portfolio determined for the Florida reporting unit represented a discount of 22.5%.
     The reduction in the Florida unit Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeded the recorded book value of goodwill. If the Step 1 fair value of the Florida unit declines further without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit goodwill (including Step 1 and Step 2), including the valuation of loan portfolios as of the December 31 valuation date. In reaching its conclusion on impairment, management discussed with the valuator the methodologies, assumptions and results supporting the relevant values for the goodwill and determined that they were reasonable.
     The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regards to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting unit where goodwill is recorded.
     Goodwill was not impaired as of December 31, 2009 or 2008, nor was any goodwill written-off due to impairment during 2009, 2008 and 2007.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Intangibles
     Definite life intangibles, mainly core deposits, are amortized over their estimated life, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
     As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recorded in 2009 related to core deposits of FirstBank Florida attributable to decreases in the base of acquired core deposits. The Corporation performed impairment tests for the year ended December 31, 2008 and 2007 and determined that no impairment was needed to be recognized for those periods for other intangible assets. For further disclosures, refer to Note 11 to the consolidated financial statements.
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
Income taxes
     The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. The accounting for income taxes authoritative guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable. Refer to Note 27 to the consolidated financial statements for additional information.
     Effective January 1, 2007, the Corporation adopted authoritative guidance issued by the FASB that prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under the authoritative accounting guidance, income tax benefits are recognized and measured upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. Refer to Note 27 for required disclosures and further information.

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
     Stock-based compensation
     Between 1997 and 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) covering eligible employees. The Corporation accounted for stock options using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements for all share-based payments granted after January 1, 2006. The 1997 stock option plan expired in the first quarter of 2007; all outstanding awards grants under this plan continue to be in full force and effect, subject to their original terms. No awards for shares could be granted under the 1997 stock option plan as of its expiration.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. On December 1, 2008, the Corporation granted 36, 243 shares of restricted stock under the Omnibus Plan to the Corporation’s independent directors. Shares of restricted stock are measured based on the fair market values of the underlying stock at the grant dates. The restrictions on such restricted stock award will lapse ratably on an annual basis over a three-year period.
     Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. For additional information regarding the Corporation’s equity-based compensation refer to Note 22.
Comprehensive income
     Comprehensive income for First BanCorp includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effect.
Segment Information
The Corporation reports financial and descriptive information about its reportable segments (see Note 33). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. Starting in the fourth quarter of 2009, the Corporation has realigned its reporting segments to better reflect how it views and manages its business. Two additional operating segments were created to evaluate the operations conducted by the Corporation, outside of Puerto Rico. Operations conducted in the United States and in the Virgin Islands are now individually evaluated as separate operating segments. This realignment in the segment reporting essentially reflects the effect of restructuring initiatives, including the merger of FirstBank Florida operations with and into FirstBank, and will allow the Corporation to better present the results from its growth focus. Prior to 2009, the operating segments were driven primarily by the Corporation’s legal entities. FirstBank operations conducted in the Virgin Islands and through its loan production office in Miami, Florida were reflected in the Corporation’s then four reportable segments (Commercial and Corporate Banking; Mortgage Banking;

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consumer (Retail) Banking; Treasury and Investments) while the operations conducted by FirstBank Florida were reported as part of a category named “Other”. Refer to Note 33 for additional information.
Derivative financial instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. All derivative instruments are measured and recognized on the Consolidated Statements of Financial Condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in other comprehensive income in the stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). As of December 31, 2009 and 2008, all derivatives held by the Corporation were considered economic undesignated hedges recorded at fair value with the resulting gain or loss recognized in current period earnings.
     Prior to entering into an accounting hedge transaction or designating a hedge, the Corporation formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges, if any, to specific assets and liabilities on the statements of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation discontinues hedge accounting prospectively when it determines that the derivative is not effective or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability as a yield adjustment.
     The Corporation occasionally purchases or originates financial instruments that contain embedded derivatives. At inception of the financial instrument, the Corporation assesses: (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, it is separated from the host contract and carried at fair value with changes recorded in current period earnings as part of net interest income. Information regarding derivative instruments is included in Note 32 to the Corporation’s consolidated financial statements.
     Effective January 1, 2007, the Corporation elected to early adopt authoritative guidance issued by the FASB that allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The Corporation adopted the fair value option for callable fixed-rate medium-term notes and callable brokered certificates of deposit that were hedged with interest rate swaps. One of the main considerations in the determination to adopt the fair value option for these instruments was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
procedures followed by the Corporation to fulfill the requirements specified by authoritative guidance issued by the FASB for derivative instruments designated as fair value hedges.
     With the Corporation’s elimination of the use of the long-haul method in connection with the adoption of the fair value option, the Corporation no longer amortizes or accretes the basis adjustment for the financial liabilities elected to be measured at fair value. The basis adjustment amortization or accretion is the reversal of the basis differential between the market value and book value recognized at the inception of fair value hedge accounting as well as the change in value of the hedged brokered CDs and medium-term notes recognized since the implementation of the long-haul method. Since the time the Corporation implemented the long-haul method, it had recognized changes in the value of the hedged brokered CDs and medium-term notes based on the expected call date of the instruments. The adoption of the fair value option also required the recognition, as part of the initial adoption adjustment to retained earnings, of all of the unamortized placement fees that were paid to broker counterparties upon the issuance of the elected brokered CDs and medium-term notes. The Corporation previously amortized those fees through earnings based on the expected call date of the instruments. The option of using fair value accounting also requires that the accrued interest be reported as part of the fair value of the financial instruments elected to be measured at fair value. Refer to Note 29 to the consolidated financial statements for additional information.
Valuation of financial instruments
     The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments and other financial instruments at fair value. The Corporation holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks. A substantial part of these assets and liabilities is reflected at fair value on the Corporation’s financial statements.
     Effective January 1, 2007, the Corporation adopted authoritative guidance issued by the FASB for fair value measurements which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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
     The following is a description of the valuation methodologies used for instruments measured at fair value:
     Callable Brokered CDs (Level 2 inputs)
     The fair value of callable brokered CDs, which are included within deposits and elected to be measured at fair value, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach for the CDs with callable option components, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the deposits. The fair value does not incorporate the risk of nonperformance, since the callable brokered CDs are participated out by brokers in shares of less than $100,000 and insured by the FDIC. As of December 31,

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2009, there were no callable brokered CDs outstanding measured at fair value since they were all called during 2009.
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
     Private label mortgage-backed securities are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation is derived from a model and represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security and utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 4 for additional information.
Derivative Instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparts when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparts is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the Corporation fully collateralizes with investment securities any mark-to-market loss with the counterparty and, if there are market gains, the counterparty must deliver collateral to the Corporation.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recently issued accounting pronouncements
     The FASB have issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:
     In May 2008, the FASB issued authoritative guidance on financial guarantee insurance contracts requiring that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This guidance also clarifies how the accounting and reporting by insurance entities applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. FASB authoritative

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guidance on the accounting for financial guarantee insurance contracts is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities which are effective since the first interim period after the issuance of this guidance. The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.
     In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in shared-based payment transactions are participating securities. This guidance applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under this guidance unvested share-based payment awards that are considered to be participating securities must be included in the computation of earnings per share (“EPS”) pursuant to the two-class method as required by FASB guidance on earnings per share. FASB guidance on determining whether instruments granted in share based payment transactions are participating securities is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this Statement did not have an impact on the Corporation’s financial statements since, as of December 31, 2009, the outstanding unvested shares of restricted stock do not contain rights to nonforfeitable dividends.
     In April 2009, the FASB issued authoritative guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance carries forward the requirement that acquired contingencies in a business combination be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies based on a reasonable estimate in accordance with FASB guidance on the accounting for contingencies. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Statement did not have an impact on the Corporation’s financial statements.
     In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, that is, to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. The adoption of this Statement did not impact the Corporation’s fair value methodologies on its financial assets and laibilities.
     In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is OTTI and requires an entity to recognize the credit component of an OTTI of a debt security in earnings and the noncredit component in other comprehensive income (“OCI”) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. This guidance also requires expanded disclosures and became effective for interim and annual reporting periods ending after June 15, 2009. In connection with this guidance, the Corporation recorded $1.3 million for the year ended December 31, 2009 of OTTI charges through earnings that represents the credit loss of available-for-sale private label mortgage-backed securities. This guidance does not amend existing recognition and measurement guidance related to an OTTI of equity securities. The expanded disclosures related to this new guidance are included in Note 4 — Investment Securities.
     In April 2009, the FASB amended the existing guidance on the disclosure about fair values of financial instruments, which requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. This

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guidance became effective for interim reporting periods ending after June 15, 2009. The adoption of the amended guidance expanded the Corporation’s interim financial statement disclosures with regard to the fair value of financial instruments.
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
     In June 2009, the FASB amended the existing guidance on the accounting for transfers of financial assets, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to this guidance includes changes to the conditions for sales of a financial assets which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests; and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The Corporation is evaluating the impact the adoption of the guidance will have on its financial statements.
     In June 2009, the FASB amended the existing guidance on the consolidation of variable interest, which improves financial reporting by enterprises involved with variable interest entities and addresses (i) the effects on certain provisions of the amended guidance, as a result of the elimination of the qualifying special-purpose entity concept in the accounting for transfer of financial assets guidance and (ii) constituent concerns about the application of certain key provisions of the guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to this guidance includes the replacement of the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Corporation is evaluating the impact, if any, the adoption of this guidance will have on its financial statements.
     In June 2009, the FASB issued authoritative guidance on the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) is the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification project does not change GAAP in any way shape or form; it only reorganizes the existing pronouncements into one single source of U.S. GAAP. This guidance is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in this guidance. All other accounting literature not included in the Codification is nonauthoritative. Following this guidance, the FASB will not issue new guidance in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
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
     The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this guidance did not impact the Corporation’s fair value methodologies on its financial liabilities.
     In September 2009, the FASB updated the Codification to reflect SEC staff pronouncements on earnings-per-share calculations. According to the update, the SEC staff believes that when a public company redeems preferred shares, the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount on the balance sheet after issuance costs of the preferred stock should be added to or subtracted from net income before doing an earnings per share calculation. The SEC’s staff also thinks it is not appropriate to aggregate preferred shares with different dividend yields when trying to determine whether the “if-converted” method is dilutive to the earnings per-share calculation. As of December 31, 2009, the Corporation has not been involved in a redemption or induced conversion of preferred stock.
     In January 2010, the FASB updated the Codification to provide guidance on accounting for distributions to shareholders with components of stock and cash. This guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. The new guidance is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not impact the Corporation’s financial statements.
     In January 2010, the FASB updated the Codification to provide guidance to improve disclosure requirements related to fair value measurements and require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair-value hierarchy and the reasons for the transfers. Significance will be determined based on earnings and total assets or total liabilities or, when changes in fair value are recognized in other comprehensive income, based on total equity. A reporting entity must disclose and consistently follow its policy for determining when transfers between levels are recognized. Acceptable methods for determining when to recognize transfers include: (i) actual date of the event or change in circumstances causing the transfer; (ii) beginning of the reporting period; and (iii) end of the reporting period. Currently, entities are only required to disclose activity in Level 3 measurements in the fair-value hierarchy on a net basis. This guidance will require separate disclosures for purchases, sales, issuances, and settlements of assets. Entities will also have to

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disclose the reasons for the activity and apply the same guidance on significance and transfer policies required for transfers between Level 1 and 2 measurements. The guidance requires disclosure of fair-value measurements by “class” instead of “major category.” A class is generally a subset of assets and liabilities within a financial statement line item and is based on the specific nature and risks of the assets and liabilities and their classification in the fair-value hierarchy. When determining classes, reporting entities must also consider the level of disaggregated information required by other applicable GAAP. For fair-value measurements using significant observable inputs (Level 2) or significant unobservable inputs (Level 3), this guidance requires reporting entities to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. If the valuation technique has changed in the reporting period (e.g., from a market approach to an income approach) or if an additional valuation technique is used, entities are required to disclose the change and the reason for making the change. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for annual and interim reporting periods beginning after December 15, 2009 (first quarter of 2010 for public companies with calendar year-ends). The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 (first quarter of 2011 for public companies with calendar year-ends). Early adoption is permitted. In the initial adoption period, entities are not required to include disclosures for previous comparative periods; however, they are required for periods ending after initial adoption. The Corporation is evaluating the impact the adoption of this guidance will have on its financial statements.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Restrictions on Cash and Due from Banks
     The Corporation’s bank subsidiary, FirstBank, is required by law, as enforced by the OCIF, to maintain minimum average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2009 was $91.3 million (2008 — $233.7 million). As of December 31, 2009 and 2008, the Bank complied with the requirement. Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
     As of December 31, 2009 and 2008, and as required by the Puerto Rico International Banking Law, the Corporation maintained separately for two of its international banking entities (IBEs), $600,000 in time deposits, which were considered restricted assets equally split between the two IBEs.
Note 3 — Money Market Investments
     Money market investments are composed of federal funds sold, time deposits with other financial institutions and short-term investments with original maturities of three months or less.
     Money market investments as of December 31, 2009 and 2008 were as follows:

	2009	2008
	Balance
	(Dollars in thousands)
Federal funds sold, interest 0.01% (2008 - 0.01%)	$1,140	$54,469
Time deposits with other financial institutions, weighted-average interest rate 0.24% (2008-interest 1.05%)	600	600
Other short-term investments, weighted-average interest rate of 0.18% (2008-weighted-average interest rate of 0.21%)	22,546	20,934

	$24,286	$76,003

     As of December 31, 2009, $0.95 million of the Corporation’s money market investments was pledged as collateral for interest rate swaps. As of December 31, 2008, none of the Corporation’s money market investments were pledged.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Investment Securities
Investment Securities Available for Sale
     The amortized cost, non-credit loss component of OTTI securities recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of December 31, 2009 and 2008 were as follows:

	December 31, 2009
		Non-Credit					December 31, 2008
		Loss Component	Gross			Weighted		Gross			Weighted
	Amortized	of OTTI	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	Recorded in OCI	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	$1,139,577	$—	$5,562	$—	$1,145,139	2.12	$—	$—	$—	$—	—

Puerto Rico Government obligations:
Due within one year	12,016	—	1	28	11,989	1.82	4,593	46	—	4,639	6.18
After 1 to 5 years	113,232	—	302	47	113,487	5.40	110,624	259	479	110,404	5.41
After 5 to 10 years	6,992	—	328	90	7,230	5.88	6,365	283	128	6,520	5.80
After 10 years	3,529	—	91	—	3,620	5.42	15,789	45	264	15,570	5.30

United States and Puerto Rico Government obligations	1,275,346	—	6,284	165	1,281,465	2.44	137,371	633	871	137,133	5.44

Mortgage-backed securities:
FHLMC certificates:
Due within one year	—	—	—	—	—	—	37	—	—	37	5.94
After 1 to 5 years	30	—	—	—	30	5.54	157	2	—	159	7.07
After 5 to 10 years	—	—	—	—	—	—	31	3	—	34	8.40
After 10 years	705,818	—	18,388	1,987	722,219	4.66	1,846,386	45,743	1	1,892,128	5.46

	705,848	—	18,388	1,987	722,249	4.66	1,846,611	45,748	1	1,892,358	5.46

GNMA certificates:
Due within one year	—	—	—	—	—	—	45	1	—	46	5.72
After 1 to 5 years	69	—	3	—	72	6.56	180	6	—	186	6.71
After 5 to 10 years	808	—	39	—	847	5.47	566	9	—	575	5.33
After 10 years	407,565	—	10,808	980	417,393	5.12	331,594	10,283	10	341,867	5.38

	408,442	—	10,850	980	418,312	5.12	332,385	10,299	10	342,674	5.38

FNMA certificates:
After 1 to 5 years	—	—	—	—	—	—	53	5	—	58	10.20
After 5 to 10 years	101,781	—	3,716	91	105,406	4.55	269,716	4,678	—	274,394	4.96
After 10 years	1,374,533	—	30,629	2,776	1,402,386	4.51	1,071,521	28,005	1	1,099,525	5.60

	1,476,314	—	34,345	2,867	1,507,792	4.51	1,341,290	32,688	1	1,373,977	5.47

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	156,086	—	633	412	156,307	0.99	—	—	—	—	—

Other mortgage pass-through trust certificates:
After 10 years	117,198	32,846	2	—	84,354	2.30	144,217	2	30,236	113,983	5.43

Total mortgage-backed securities	2,863,888	32,846	64,218	6,246	2,889,014	4.35	3,664,503	88,737	30,248	3,722,992	5.46

Corporate bonds:
After 5 to 10 years	—	—	—	—	—	—	241	—	—	241	7.70
After 10 years	—	—	—	—	—	—	1,307	—	—	1,307	7.97

Corporate bonds	—	—	—	—	—	—	1,548	—	—	1,548	7.93

Equity securities (without contractual maturity) (1)	427	—	81	205	303	—	814	—	145	669	2.38

Total investment securities available for sale	$4,139,661	$32,846	$70,583	$6,616	$4,170,782	3.76	$3,804,236	$89,370	$31,264	$3,862,342	5.46

(1)	Represents common shares of other financial institutions in Puerto Rico.
     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of OCI.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2009, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$12,016	$11,989
After 1 to 5 years	1,252,908	1,258,728
After 5 to 10 years	109,581	113,483
After 10 years	2,764,729	2,786,279

Total	4,139,234	4,170,479

Equity securities	427	303

Total investment securities available for sale	$4,139,661	$4,170,782

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities

Puerto Rico Government obligations	$14,760	$118	$9,113	$47	$23,873	$165
Mortgage-backed securities
FHLMC	236,925	1,987	—	—	236,925	1,987
GNMA	72,178	980	—	—	72,178	980
FNMA	415,601	2,867	—	—	415,601	2,867
Collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA and GNMA	105,075	412	—	—	105,075	412
Other mortgage pass-through trust certificates	—	—	84,105	32,846	84,105	32,846
Equity securities	90	205	—	—	90	205

	$844,629	$6,569	$93,218	$32,893	$937,847	$39,462

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities

Puerto Rico Government obligations	$—	$—	$13,288	$871	$13,288	$871
Mortgage-backed securities
FHLMC	68	1	—	—	68	1
GNMA	903	10	—	—	903	10
FNMA	361	1	21	—	382	1
Other mortgage pass-through trust certificates	—	—	113,685	30,236	113,685	30,236
Equity securities	318	145	—	—	318	145

	$1,650	$157	$126,994	$31,107	$128,644	$31,264

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2009 and 2008 were as follows:

	December 31, 2009					December 31, 2008
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,480	$12	$—	$8,492	0.47	$8,455	$34	$—	$8,489	1.07

Obligations of other U.S. Government sponsored agencies:
After 10 years	—	—	—	—	—	945,061	5,281	728	949,614	5.77
Puerto Rico Government obligations:
After 5 to 10 years	18,584	564	93	19,055	5.86	17,924	480	97	18,307	5.85
After 10 years	4,995	77	—	5,072	5.50	5,145	35	—	5,180	5.50

United States and Puerto
Rico Government obligations	32,059	653	93	32,619	4.38	976,585	5,830	825	981,590	5.73

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	5,015	78	—	5,093	3.79	8,338	71	5	8,404	3.83

FNMA certificates:
After 1 to 5 years	4,771	100	—	4,871	3.87	7,567	88	—	7,655	3.85
After 5 to 10 years	533,593	19,548	—	553,141	4.47	686,948	9,227	—	696,175	4.46
After 10 years	24,181	479	—	24,660	5.30	25,226	247	25	25,448	5.31

Mortgage-backed securities	567,560	20,205	—	587,765	4.49	728,079	9,633	30	737,682	4.48

Corporate bonds:
After 10 years	2,000	—	800	1,200	5.80	2,000	—	860	1,140	5.80

Total investment securities held-to-maturity	$601,619	$20,858	$893	$621,584	4.49	$1,706,664	$15,463	$1,715	$1,720,412	5.19

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $945 million of U.S. government agency debt securities called during 2009.
     The aggregate amortized cost and approximate market value of investment securities held to maturity as of December 31, 2009, by contractual maturity are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$8,480	$8,492
After 1 to 5 years	9,786	9,964
After 5 to 10 years	552,177	572,196
After 10 years	31,176	30,932

Total investment securities held to maturity	$601,619	$621,584

     From time to time the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the Consolidated Statements of Financial Condition. As of December 31, 2009 and 2008, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008:

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$4,678	$93	$4,678	$93
Corporate bonds	—	—	1,200	800	1,200	800

	$—	$—	$5,878	$893	$5,878	$893

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government sponsored agencies	$—	$—	$7,262	$728	$7,262	$728
Puerto Rico Government obligations	—	—	4,436	97	4,436	97
Mortgage-backed securities
FHLMC	—	—	600	5	600	5
FNMA	—	—	6,825	25	6,825	25
Corporate bonds	—	—	1,140	860	1,140	860

	$—	$—	$20,263	$1,715	$20,263	$1,715

Assessment for OTTI
     On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered OTTI. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Corporation to assess whether the unrealized loss is other-than-temporary. Prior to April 1, 2009, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded through earnings. An unrealized loss was considered other-than-temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and the Corporation did not have the positive intent and ability to hold the security until recovery or maturity.
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
     Under the new guidance, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of the Corporation’s adoption of this new guidance, the credit loss component of an OTTI is recorded as a component of Net impairment losses on investment securities in the accompanying consolidated statements of (loss) income, while the remaining portion of the impairment loss is recognized in OCI, provided the

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery.
     Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 94% of the total available-for-sale and held-to-maturity portfolio as of December 31, 2009 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label MBS of approximately $117 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
•	The length of time and the extent to which the fair value has been less than the amortized cost basis.

•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.
     For the year ended December 31, 2009, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

Private label MBS
(In thousands)	2009
Total other-than-temporary impairment losses	(33,012)
Unrealized other-than-temporary impairment losses recognized in OCI (1)	31,742

Net impairment losses recognized in earnings (2)	$(1,270)

(1)	Represents the noncredit component impact of the OTTI on private label MBS

(2)	Represents the credit component of the OTTI on private label MBS
     The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

(In thousands)	2009
Credit losses at the beginning of the period	$—
Additions:
Credit losses related to debt securities for which an OTTI was not previously recognized	1,270

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$1,270

     As of December 31, 2009, debt securities with OTTI, for which a loss related to credit was recognized in earnings, consisted entirely of private label MBS. Private label MBS are mortgage pass-through certificates bought from R&G Financial Corporation (“R&G Financial”), a Puerto Rican financial institution. During the second quarter

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of 2009, the Corporation received from R&G Financial a payment of $4.2 million to eliminate the 10% recourse provision contained in the private label MBS.
     Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels. Refer to Note 1 for detailed information about the methodology used to determine the fair value of private label MBS.
     Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS as of December 31, 2009 were as follow:

	Weighted
	Average	Range
Discount rate	15%	15%
Prepayment rate	21%	13.06% – 50.25%
Projected Cumulative Loss Rate	4%	0.22% – 10.56%
     For the years ended December 31, 2009 and 2008, the Corporation recorded OTTI of approximately $0.4 million and $1.8 million, respectively, on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Also, OTTI of $4.2 million was recorded in 2008 related to auto industry corporate bonds that were subsequently sold in 2009. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during 2009 amounted to approximately $1.9 billion (2008 — $680.0 million). The following table summarizes the realized gains and losses on sales of securities available for sale for the years indicated:

	Year ended December 31,
(In thousands)	2009	2008
Realized gains	$82,772	$17,896
Realized losses	—	(190)

Net realized security gains	$82,772	$17,706

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

	2009		2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
FHLMC	$1,350,291	$1,369,535	$1,862,939	$1,908,024
GNMA	474,349	483,964	332,385	342,674
FNMA	2,629,187	2,684,065	2,978,102	3,025,549

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     As of December 31, 2009 and 2008, the Corporation had investments in FHLB stock with a book value of $68.4 million ($54 million FHLB-New York and $14.4 million FHLB-Atlanta) and $62.6 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2009, 2008 and 2007 amounted to $3.1 million, $3.7 million and $2.9 million, respectively.
     The FHLB stocks owned by the Corporation are issued by the FHLB of New York and by the FHLB of Atlanta. Both Banks are part of the Federal Home Loan Bank System, a national wholesale banking network of 12 regional, stockholder-owned congressionally chartered banks. The Federal Home Loan Banks are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which ensures that the Home Loan Banks operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.
     There is no secondary market for the FHLB stock and it does not have a readily determinable fair value. The stock is a par stock — sold and redeemed at par. It can only be sold to/from the FHLB’s or a member institution. From an OTTI analysis perspective, the relevant consideration for determination is the ultimate recoverability of par value.
     The economic conditions of late 2008 affected the FHLB’s, resulting in the recording of losses on private-label MBS portfolios. In the midst of the mortgage market crisis the FHLB of Atlanta temporarily suspended dividend payments on their stock in the fourth quarter of 2008 and in the first quarter of 2009. In the second and third quarter of 2009, they were re-instated. The FHLB of NY has not suspended payment of dividends. Third and fourth quarter dividends were reduced, and by the first quarter 2009 they were increased.
     The financial situation has since shown signs of improvement, and so have the financial results of the FHLB’s. The FHLB of Atlanta reported preliminary financial results with an 11.7% year-over-year increase in net income to $283.5 million for the year ended December 31, 2009, while the FHLB of NY announce a 120% year-over-year increase in net income to $570.8 million for the same period. At December 31, 2009, both Banks met their regulatory capital-to-assets ratios and liquidity requirements.
     The FHLB’s primary source of funding is debt obligations, which continue to be rated Aaa and AAA by Moody’s and Standard and Poor’s respectively. The Corporation expects to recover the par value of its investments in FHLB stocks in its entirety, therefore no OTTI is deemed to be required.
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2009 and 2008 was $1.6 million. During 2009, the Corporation realized a gain of $3.8 million on the sale of VISA Class A stock. As of December 31, 2009 the Corporation still held 119,234 VISA Class C shares. Also, during the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Interest and Dividend on Investments
     A detail of interest on investments and FHLB dividend income follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Interest on money market investments:
Taxable	$568	$1,369	$4,805
Exempt	9	4,986	17,226

	577	6,355	22,031

Mortgage-backed securities:
Taxable	30,854	2,517	2,044
Exempt	172,923	199,875	110,816

	203,777	202,392	112,860

PR Government obligations, U.S. Treasury securities and U.S. Government agencies:
Taxable	2,694	3,657	—
Exempt	44,510	74,667	148,986

	47,204	78,324	148,986

Equity securities:
Taxable	69	38	—
Exempt	37	6	3

	106	44	3

Other investment securities (including FHLB dividends):
Taxable	3,375	4,281	3,426
Exempt	—	—	—

	3,375	4,281	3,426

Total interest and dividends on investments	$255,039	$291,396	$287,306

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Interest income on investment securities and money market investments	$248,563	$291,732	$287,990
Dividends on FHLB stock	3,082	3,710	2,861
Net interest settlement on interest rate caps	—	237	—

Interest income excluding unrealized gain (loss) on derivatives (economic hedges)	251,645	295,679	290,851
Unrealized gain (loss) on derivatives (economic hedges) from interest rate caps	3,394	(4,283)	(3,545)

Total interest income and dividends on investments	$255,039	$291,396	$287,306

Note 7 — Loans Receivable
     The following is a detail of the loan portfolio:

	December 31,
	2009	2008
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,595,508	$3,481,325

Commercial loans:
Construction loans	1,492,589	1,526,995
Commercial mortgage loans	1,590,821	1,535,758
Commercial and Industrial loans (1)	5,029,907	3,857,728
Loans to local financial institutions collateralized by real estate mortgages	321,522	567,720

Commercial loans	8,434,839	7,488,201

Finance leases	318,504	363,883

Consumer loans	1,579,600	1,744,480

Loans receivable	13,928,451	13,077,889

Allowance for loan and lease losses	(528,120)	(281,526)

Loans receivable, net	13,400,331	12,796,363

Loans held for sale	20,775	10,403

Total loans	$13,421,106	$12,806,766

(1)	As of December 31, 2009, includes $1.2 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     As of December 31, 2009 and 2008, the Corporation had net deferred origination fees on its loan portfolio amounting to $5.2 million and $3.7 million, respectively. Total loan portfolio is net of unearned income of $49.0 million and $62.6 million as of December 31, 2009 and 2008, respectively.
     As of December 31, 2009, loans in which the accrual of interest income had been discontinued amounted to $1.6 billion (2008 — $587.2 million). If these loans were accruing interest, the additional interest income realized would have been $57.9 million (2008 — $29.7 million; 2007 — $22.7 million). Past due and still accruing loans, which are contractually delinquent 90 days or more, amounted to $165.9 million as of December 31, 2009 (2008 — $471.4 million).
     As of December 31, 2009, the Corporation was servicing residential mortgage loans owned by others aggregating $1.1 billion (2008 — $826.9 million) and construction and commercial loans owned by others aggregating $123.4 million (2008 — $74.5 million).

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2009, the Corporation was servicing commercial loan participations owned by others aggregating $235.0 million (2008 — $191.2 million).
     Various loans secured by first mortgages were assigned as collateral for CDs, individual retirement accounts and advances from the Federal Home Loan Bank. The mortgages pledged as collateral amounted to $1.9 billion as of December 31, 2009 (2008 — $2.5 billion).
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, First Bank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio of $13.9 billion as of December 31, 2009, approximately 83% have credit risk concentration in Puerto Rico, 9% in the United States and 8% in the Virgin Islands.
     As of December 31, 2009, the Corporation had $1.2 billion outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as sales and property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2009 in the amount of $321.5 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate. During the second quarter of 2009, the Corporation completed a transaction with R&G Financial that involved the purchase of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G. The purchase price of the transaction was retained by the Corporation to fully pay off the loan, thereby significantly reducing the Corporation’s exposure to a single borrower.
Note 8 — Allowance for loan and lease losses
     The changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Balance at beginning of year	$281,526	$190,168	$158,296
Provision for loan and lease losses	579,858	190,948	120,610
Losses charged against the allowance	(344,422)	(117,072)	(94,830)
Recoveries credited to the allowance	11,158	8,751	6,092
Other adjustments(1)	—	8,731	—

Balance at end of year	$528,120	$281,526	$190,168

(1)	Carryover of the allowance for loan losses related to a $218 million auto loan portfolio acquired in the third quarter of 2008.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a loss. As of December 31, 2009, 2008 and 2007, impaired loans and their related allowance were as follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Impaired loans with valuation allowance, net of charge-offs	$1,060,088	$384,914	$66,941
Impaired loans without valuation allowance, net of charge-offs	596,176	116,315	84,877

Total impaired loans	$1,656,264	$501,229	$151,818

Allowance for impaired loans	182,145	83,353	7,523

During the year:

Average balance of impaired loans	1,022,051	302,439	116,362

Interest income recognized on impaired loans (1)	21,160	12,974	6,588

(1)	For 2009 excludes interest income of approximately $4.7 million, related to $761.5 million non-performing loans, that was applied against the related principal balance under the cost-recovery method.
     The following tables show the activity for impaired loans and related specific reserve during 2009:

Impaired Loans:	(In thousands)
Balance at beginning of year	$501,229
Loans determined impaired during the year	1,466,805
Net charge-offs (1)	(244,154)
Loans sold, net of charge-offs of $49.6 million (2)	(39,374)
Loans foreclosed, paid in full and partial payments	(28,242)

Balance at end of year	$1,656,264

(1)	Approximately $114.2 million, or 47%, is related to construction loans in Florida and $44.6 million, or 18%, is related to construction loans in Puerto Rico.

(2)	Related to five construction projects sold in Florida.

Specific Reserve:	(In thousands)
Balance at beginning of year	$83,353
Provision for loan losses	342,946
Net charge-offs	(244,154)

Balance at end of year	$182,145

     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, the restructure or loan modification through these program as well as other restructurings of individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fit the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate. As of December 31, 2009, the Corporation’s TDR loans consisted of $124.1 million of residential mortgage loans, $42.1 million commercial and industrial loans, $68.1 million commercial mortgage loans and $101.7 million of construction loans. Outstanding unfunded loan commitments on TDR loans amounted to $1.3 million as of December 31, 2009.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Included in the $101.7 million of construction TDR loans are certain impaired condo-conversion loans restructured into two separate agreements (loan splitting) in the fourth quarter of 2009. Each of these loans were restructured into two notes; one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiations of these loans have been made after analyzing the borrowers and guarantors capacity to serve the debt and ability to perform under the modified terms. As part of the renegotiation of the loans, the first note of each loan have been placed on a monthly payment that amortize the debt over 25 years at a market rate of interest. An interest rate reduction was granted for the second note. The following tables provide additional information about the volume of this type of loan restructurings and the effect on the allowance for loan and lease losses in 2009.

(In thousands)
Principal balance deemed collectible	$22,374

Amount charged-off	$(29,713)

Specific Reserve:	(In thousands)
Balance at beginning of year	$14,375
Provision for loan losses	17,213
Charge-offs	(29,713)

Balance at end of year	$1,875

     The loans comprising the $22.4 million that have been deemed collectible continue to be individually evaluated for impairment purposes. These transactions contributed to a $29.9 million decrease in non-performing loans during the last quarter of 2009.
Note 9 — Related Party Transactions
     The Corporation granted loans to its directors, executive officers and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2007	$182,573
New loans	44,963
Payments	(48,380)
Other changes	—

Balance at December 31, 2008	179,156

New loans	3,549
Payments	(6,405)
Other changes	(152,130)

Balance at December 31, 2009	$24,170

     These loans do not involve more than normal risk of collectibility and management considers that they present terms that are no more favorable than those that would have been obtained if transactions had been with unrelated parties. The amounts reported as other changes include changes in the status of those who are considered related parties, mainly due to the resignation of an independent director in 2009.
     From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Premises and Equipment
     Premises and equipment is comprised of:

		As of December 31,
	Useful Life	2009	2008
	In Years	(Dollars in thousands)
Buildings and improvements	10 - 40	$90,158	$84,282
Leasehold improvements	1 - 15	57,522	52,945
Furniture and equipment	3 - 10	123,582	119,419

		271,262	256,646

Accumulated depreciation		(155,459)	(133,109)

		115,803	123,537

Land		28,327	24,791
Projects in progress		53,835	30,140

Total premises and equipment, net		$197,965	$178,468

     Depreciation and amortization expense amounted to $20.8 million, $19.2 million and $17.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Note 11 — Goodwill and Other Intangibles
     Goodwill as of December 31, 2009 and 2008 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation’s conducted its annual evaluation of goodwill and intangible during the fourth quarter of 2009. The Step 1 evaluation of goodwill of the Florida reporting unit indicated potential impairment of goodwill; however, impairment was not indicated based upon the results of the Step 2 analysis. Goodwill was not impaired as of December 31, 2009 or 2008, nor was any goodwill written-off due to impairment during 2009, 2008 and 2007. Refer to Note 1 for additional details about the methodology used for the goodwill impairment analysis.
     As of December 31, 2009, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $25.2 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2008 — $45.8 million and $21.8 million, respectively). For the year ended December 31, 2009, the amortization expense of core deposit intangibles amounted to $3.4 million (2008 — $3.6 million; 2007 — $3.3 million). As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recognized during 2009 related to core deposits in FirstBank Florida attributable to decreases in the base of core deposits acquired and recorded as part of other non-interest expenses in the Statement of (Loss) Income.
     The following table presents the estimated aggregate annual amortization expense of the core deposit intangible:

Amount
(In thousands)
2010	$2,557
2011	2,522
2012	2,522
2013	2,522
2014 and thereafter	6,477

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Servicing Assets
     As disclosed in Note 1, the Corporation is actively involved in the securitization of pools of FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage-backed securities. Also, certain conventional conforming-loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased.
     The changes in servicing assets are shown below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$8,151	$7,504	$5,317
Capitalization of servicing assets	6,072	1,559	1,285
Servicing assets purchased	—	621	1,962
Amortization	(2,321)	(1,533)	(1,060)

Balance before valuation allowance at end of year	11,902	8,151	7,504
Valuation allowance for temporary impairment	(745)	(751)	(336)

Balance at end of year	$11,157	$7,400	$7,168

     Impairment charges are recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum is not recognized. Other-than-temporary impairments, if any, are recognized as a direct write-down of the servicing assets.
     Changes in the impairment allowance were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$751	$336	$57
Temporary impairment charges	2,537	1,437	461
Recoveries	(2,543)	(1,022)	(182)

Balance at end of year	745	751	$336

     The components of net servicing income are shown below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Servicing fees	$3,082	$2,565	$2,133
Late charges and prepayment penalties	581	513	503

Servicing income, gross	3,663	3,078	2,636
Amortization and impairment of servicing assets	(2,315)	(1,948)	(1,339)

Servicing income, net	$1,348	$1,130	$1,297

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows

	Maximum	Minimum
2009:
Constant prepayment rate:
Government guaranteed mortgage loans	24.8%	14.3%
Conventional conforming mortgage loans	21.9%	16.4%
Conventional non-conforming mortgage loans	20.1%	12.8%
Discount rate:
Government guaranteed mortgage loans	13.6%	11.8%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.2%	13.1%

2008:
Constant prepayment rate:
Government guaranteed mortgage loans	22.1%	13.6%
Conventional conforming mortgage loans	17.7%	10.2%
Conventional non-conforming mortgage loans	14.5%	9.0%
Discount rate:
Government guaranteed mortgage loans	10.5%	10.1%
Conventional conforming mortgage loans	9.3%	9.3%
Conventional non-conforming mortgage loans	13.4%	13.2%

2007:
Constant prepayment rate:
Government guaranteed mortgage loans	17.2%	11.0%
Conventional conforming mortgage loans	13.2%	8.8%
Conventional non-conforming mortgage loans	13.2%	10.6%
Discount rate:
Government guaranteed mortgage loans	10.0%	10.0%
Conventional conforming mortgage loans	9.0%	9.0%
Conventional non-conforming mortgage loans	13.7%	13.0%
     At December 31, 2009, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2009, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$11,157
Fair value	$12,920
Weighted-average expected life (in years)	6.6

Constant prepayment rate (weighted-average annual rate)	15.4%
Decrease in fair value due to 10% adverse change	$745
Decrease in fair value due to 20% adverse change	$1,388

Discount rate (weighted-average annual rate)	11.10%
Decrease in fair value due to 10% adverse change	$149
Decrease in fair value due to 20% adverse change	$632
     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the servicing asset is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Deposits and Related Interest
     Deposits and related interest consist of the following:

	December 31,
	2009	2008
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$697,022	$625,928
Savings accounts - 0.50% to 2.52% (2008 - 0.80% to 3.75%)	1,774,273	1,288,179
Interest bearing checking accounts - 0.50% to 2.79% (2008 - 0.75% to 3.75% )	985,470	726,731
Certificates of deposit - 0.15% to 7.00% (2008 - 0.75% to 7.00%)	1,650,866	1,986,770
Brokered certificates of deposit(1) - 0.25% to 5.30% (2008 - 2.15% to 6.00%)	7,561,416	8,429,822

	$12,669,047	$13,057,430

(1)	Includes $0 and $1,150,959 measured at fair value as of December 31, 2009 and 2008, respectively.
     The weighted average interest rate on total deposits as of December 31, 2009 and 2008 was 2.06% and 3.63%, respectively.
     As of December 31, 2009, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $16.5 million (2008 — $12.8 million).
     The following table presents a summary of CDs, including brokered CDs, with a remaining term of more than one year as of December 31, 2009:

Total
(In thousands)
Over one year to two years	$1,786,651
Over two years to three years	1,048,911
Over three years to four years	279,467
Over four years to five years	42,382
Over five years	13,806

Total	$3,171,217

     As of December 31, 2009, CDs in denominations of $100,000 or higher amounted to $8.6 billion (2008 — $9.6 billion) including brokered CDs of $7.6 billion (2008 — $8.4 billion) at a weighted average rate of 2.13% (2008 — 4.03%) issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000. As of December 31, 2009, unamortized broker placement fees amounted to $23.2 million (2008 — $21.6 million), which are amortized over the contractual maturity of the brokered CDs under the interest method. During 2009, all of the $1.1 billion of brokered CDs measured at fair value that were outstanding at December 31, 2008 were called. The Corporation exercised its call option on swapped-to-floating brokered CDs after the cancellation of interest rate swaps by counterparties due to lower levels of 3-month LIBOR. Some of these brokered CDs were replaced by new brokered CDs not hedged with interest rate swaps and not measured at fair value, causing the increase in the unamortized balance of broker placement fees.
     As of December 31, 2009, deposit accounts issued to government agencies with a carrying value of $447.5 million (2008 — $564.3 million) were collateralized by securities and loans with an amortized cost of $539.1 million (2008 — $600.5 million) and estimated market value of $541.9 million (2008 — $604.6 million), and by municipal obligations with a carrying value and estimated market value of $66.3 million (2008 — $32.4 million).

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A table showing interest expense on deposits follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest-bearing checking accounts	$19,995	$12,914	$11,365
Savings	19,032	18,916	15,037
Certificates of deposit	50,939	73,466	82,761
Brokered certificates of deposit	224,521	309,542	419,577

Total	$314,487	$414,838	$528,740

     The interest expense on deposits includes the market valuation of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not measured at fair value and changes in the fair value of callable brokered CDs measured at fair value.
     The following are the components of interest expense on deposits:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest expense on deposits	$295,004	$407,830	$515,394
Amortization of broker placement fees(1)	22,858	15,665	9,056

Interest expense on deposits excluding net unrealized (gain) loss on derivatives and brokered CDs measured at fair value	317,862	423,495	524,450
Net unrealized (gain) loss on derivatives and brokered CDs measured at fair value	(3,375)	(8,657)	4,290

Total interest expense on deposits	$314,487	$414,838	$528,740

(1)	Related to brokered CDs not measured at fair value.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the year ended December 31, 2009 amounted to net interest realized of $5.5 million (2008 — net interest realized of $35.6 million; 2007 — net interest incurred of $12.3 million).
Note 14 —Loans Payable
     As of December 31, 2009, loans payable consisted of $900 million in short-term borrowings under the FED Discount Window Program bearing interest at 1.00%. The Corporation participates in the Borrower-in-Custody (“BIC”) Program of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of December 31, 2009 collateral pledged related to this credit facility amounted to $1.2 billion, mainly commercial, consumer and mortgage loan .
Note 15 —Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December, 31
	2009	2008
	(Dollars in thousands)
Repurchase agreements, interest ranging from 0.23% to 5.39% (2008 - 2.29% to 5.39%) (1)	$3,076,631	$3,421,042

(1)	As of December 31, 2009, includes $1.4 billion with an average rate of 4.29%, which lenders have the right to call before their contractual maturities at various dates beginning on February 1, 2010
     The weighted-average interest rates on repurchase agreements as of December 31, 2009 and 2008 were 3.34% and 3.85%, respectively. Accrued interest payable on repurchase agreements amounted to $18.1 million and $21.2 million as of December 31, 2009 and 2008, respectively.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Repurchase agreements mature as follows:

December 31, 2009
(In thousands)
One to thirty days	$196,628
Over thirty to ninety days	380,003
Over ninety days to one year	100,000
One to three years	1,600,000
Three to five years	800,000

Total	$3,076,631

     The following securities were sold under agreements to repurchase:

	December 31, 2009
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest
Underlying Securities	Securities	Borrowing	Securities	Rate of Security
	(Dollars in thousands)
U.S. Treasury securities and obligations of other
U.S. Government Sponsored Agencies	$871,725	$794,267	$875,835	2.15%
Mortgage-backed securities	2,504,941	2,282,364	2,560,374	4.37%

Total	$3,376,666	$3,076,631	$3,436,209

Accrued interest receivable	$13,720

	December 31, 2008
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest
Underlying Securities	Securities	Borrowing	Securities	Rate of Security
	(Dollars in thousands)
U.S. Treasury securities and obligations of other
U.S. Government Sponsored Agencies	$511,621	$459,289	$514,796	5.77%
Mortgage-backed securities	3,299,221	2,961,753	3,376,421	5.34%

Total	$3,810,842	$3,421,042	$3,891,217

Accrued interest receivable	$20,856

     The maximum aggregate balance outstanding at any month-end during 2009 was $4.1 billion (2008 — $4.1 billion). The average balance during 2009 was $3.6 billion (2008 — $3.6 billion). The weighted average interest rate during 2009 and 2008 was 3.22% and 3.71%, respectively.
     As of December 31, 2009 and 2008, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.
     Repurchase agreements as of December 31, 2009, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)
Credit Suisse First Boston	$1,051,731	24
Citigroup Global Markets	600,000	38
Barclays Capital	500,000	24
JP Morgan Chase	475,000	27
Dean Witter / Morgan Stanley	349,900	27
UBS Financial Services, Inc.	100,000	31

	$3,076,631

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — Advances from the Federal Home Loan Bank (FHLB)
     Following is a summary of the advances from the FHLB:

	December, 31	December, 31
	2009	2008
	(Dollars in thousands)
Fixed-rate advances from FHLB with a weighted-average interest rate of 3.21% (2008 - 3.09%)	$978,440	$1,060,440

     Advances from FHLB mature as follows:

December, 31
2009
(In thousands)
One to thirty days	$5,000
Over thirty to ninety days	13,000
Over ninety days to one year	307,000
One to three years	445,000
Three to five years	208,440

Total	$978,440

     Advances are received from the FHLB under an Advances, Collateral Pledge and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2009, the estimated value of specific mortgage loans pledged as collateral amounted to $1.1 billion (2008 — $1.7 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2009 amounted to $1.8 billion (2008 — $2.4 billion). In addition, securities with an approximate estimated value of $4.1 million (2008 — $5.6 million) and a carrying value of $4.1 million (2008 — $5.7 million) were pledged to the FHLB. As of December 31, 2009, the Corporation had additional capacity of approximately $378 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee due consideration is given to (i) all relevant factors, including but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; and (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17 — Notes Payable
     Notes payable consist of:

	December 31,
	2009	2008
	(Dollars in thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of December 31, 2009 and 2008) maturing on October 18, 2019, measured at fair value	$13,361	$10,141

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,542	6,245

Series B maturing on May 27, 2011	7,214	6,888

	$27,117	$23,274

Note 18 — Other Borrowings
     Other borrowings consist of:

	December 31,
	2009	2008
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.00% as of December 31, 2009 and 4.62% as of December 31, 2008)	$103,093	$103,048

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.75% as of December 31, 2009 and 4.00% as of December 31, 2008)	128,866	128,866

	$231,959	$231,914

Note 19 — Unused Lines of Credit
     The Corporation maintains unsecured uncommitted lines of credit with other banks. As of December 31, 2009, the Corporation’s total unused lines of credit with these banks amounted to $165 million (2008 — $220 million). As of December 31, 2009, the Corporation has an available line of credit with the FHLB-New York guaranteed with excess collateral already pledged, in the amount of $378.6 million (2008 — $626.9 million).

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Earnings per Common Share
     The calculations of earnings per common share for the years ended December 31, 2009, 2008 and 2007 follow:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net (Loss) Income:
Net (loss) income	$(275,187)	$109,937	$68,136
Less: Preferred stock dividends (1)	(42,661)	(40,276)	(40,276)
Less: Preferred stock discount accretion	(4,227)	—	—

Net (loss) income attributable to common stockholders	$(322,075)	$69,661	$27,860

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,511	92,508	86,549
Average potential common shares	—	136	317

Diluted weighted-average number of common shares outstanding	92,511	92,644	86,866

(Loss) Earnings per common share:
Basic	$(3.48)	$0.75	$0.32

Diluted	$(3.48)	$0.75	$0.32

(1)	For the year ended December 31, 2009, preferred stock dividends include $12.6 million of Series F Preferred Stock cumulative preferred dividends not declared as of the end of the year. Refer to Note 23 for additional information related to the Series F Preferred Stock issued to the U.S. Treasury in connection with the Trouble Asset Relief Program (TARP) Capital Purchase Program.
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
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the year ended December 31, 2009, there were 2,481,310 outstanding stock options, warrants outstanding to purchase 5,842,259 shares of common stock related to the TARP Capital Purchase Program and 32,216 shares of restricted stock that were excluded from the computation of diluted earnings per common share because the Corporation reported a net loss attributable to common stockholders for the year and their inclusion would have an antidilutive effect. Refer to Note 23 for additional information related to the issuance of the Series F Preferred Stock and Warrants (as hereinafter defined) under the TARP Capital Purchase Program. For the year ended December 31, 2008, there were 2,020,600 weighted-average outstanding stock options, which were excluded from the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.
Note 21 — Regulatory Capital Requirements
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.
     Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio) and ratios of Tier 1 and total capital to risk-weighted assets, as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk-weighting factors to the Corporation’s assets and certain off-balance sheet items, which vary from 0% to 200% depending on the nature of the asset.
     As of December 31, 2009 the Corporation was in compliance with the minimum regulatory capital requirements.
     As of December 31, 2009 and 2008, the Corporation and each of its subsidiary banks were categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2009 that management believes have changed any subsidiary bank’s capital category.
     The Corporation’s and its banking subsidiary’s regulatory capital positions were as follows:

			Regulatory Requirements
			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2009
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,922,138	13.44%	$1,144,280	8%	N/A	N/A
FirstBank	$1,838,378	12.87%	$1,142,795	8%	$1,428,494	10%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,739,363	12.16%	$572,140	4%	N/A	N/A
First Bank	$1,670,878	11.70%	$571,398	4%	$857,097	6%

Leverage ratio
First BanCorp	$1,739,363	8.91%	$740,844	4%	N/A	N/A
FirstBank	$1,670,878	8.53%	$783,087	4%	$978,859	5%

At December 31, 2008
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,762,474	12.80%	$1,100,990	8%	N/A	N/A
FirstBank	$1,602,538	12.23%	$1,048,065	8%	$1,310,082	10%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,589,854	11.55%	$550,495	4%	N/A	N/A
FirstBank	$1,438,265	10.98%	$524,033	4%	$786,049	6%

Leverage ratio
First BanCorp	$1,589,854	8.30%	$765,935	4%	N/A	N/A
FirstBank	$1,438,265	7.90%	$728,409	4%	$910,511	5%

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 — Stock Option Plan
     Between 1997 and January 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) that authorized the granting of up to 8,696,112 options on shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options were fully vested upon grant. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
     Under the 1997 stock option plan, the Compensation and Benefits Committee (the “Compensation Committee”) had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to stock appreciation rights, the optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered is cancelled by the Corporation and the shares subject to the option are not eligible for further grants under the option plan. During the second quarter of 2008, the Compensation Committee approved the grant of stock appreciation rights to an executive officer. The employee surrendered the right to exercise 120,000 stock options in the form of stock appreciation rights for a payment of $0.2 million. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards granted under this plan continue in full force and effect, subject to their original terms. No awards for shares could be granted under the 1997 stock option plan as of its expiration.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. Shares delivered pursuant to an Award may consist, in whole or in part, of authorized and unissued shares of Common Stock or shares of Common Stock acquired by the Corporation. During the fourth quarter of 2008, the Corporation granted 36,243 shares of restricted stock with a fair value of $8.69 under the Omnibus Plan to the Corporation’s independent directors. The following table shows the activity of restricted stock during 2009.

Number of
Restricted
Shares
Beginning of year	36,243
Restricted shares forfeited	(4,027)

End of period outstanding	32,216

End of period vested restricted shares	10,739

For the years ended December 31, 2009 and 2008, the Corporation recognized $92,361 and $8,750, respectively, of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to these non-vested restricted shares was $213,889 as of December 31, 2009 and is expected to be recognized over the next 1.9 year.
     The Corporation accounts for stock options using the “modified prospective” method. There were no stock options granted during 2009 and 2008, therefore no compensation associated with stock options was recorded in those years. The compensation expense associated with stock options for the 2007 year was approximately $2.8 million. All employee stock options granted during 2007 were fully vested at the time of grant.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards which will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. During 2009, as shown above, 4,027 unvested shares of restricted stock were forfeited resulting in the reversal of $9,722 of previously recorded stock-based compensation expense.
     The activity of stock options during the year ended December 31, 2009 is set forth below:

	For the Year Ended December 31, 2009
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (In
	Options	Exercise Price	Term (Years)	thousands)
Beginning of year	3,910,910	$12.82
Options cancelled	(1,429,600)	11.69

End of period outstanding and exercisable	2,481,310	$13.46	5.2	$—

     The fair value of options granted in 2007, which was estimated using the Black-Scholes option pricing method, and the assumptions used are as follows:

2007
Weighted-average stock price at grant date and exercise price	$9.20
Stock option estimated fair value	$2.40 - $2.45
Weighted-average estimated fair value	$2.43
Expected stock option term (years)	4.31 - 4.59
Expected volatility	32%
Weighted-average expected volatility	32%
Expected dividend yield	3.0%
Weighted-average expected dividend yield	3.0%
Risk-free interest rate	5.1%
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
     Cash proceeds from 6,000 options exercised in 2008 amounted to approximately $53,000 and did not have any intrinsic value. No stock options were exercised during 2009 or 2007.
Note 23 — Stockholders’ Equity
Common stock
     The Corporation has 250,000,000 authorized shares of common stock with a par value of $1 per share. As of December 31, 2009, there were 102,440,522 (2008 — 102,444,549) shares issued and 92,542,722 (2008 — 92,546,749) shares outstanding. In February 2009, the Corporation’s Board of Directors declared a first quarter cash

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dividend of $0.07 per common share which was paid on March 31, 2009 to common stockholders of record on March 15, 2009 and in May 2009 declared a second quarter dividend of $0.07 per common share which was paid on June 30, 2009 to common stockholders of record on June 15, 2009. On July 30, 2009, the Corporation announced the suspension of common and preferred dividends effective with the preferred dividend for the month of August 2009.
     On December 1, 2008, the Corporation granted 36,243 shares of restricted stock under the Omnibus Plan to the Corporation’s independent directors, of which 4,027 were forfeited in 2009 due to the departure of a director. The restrictions on such restricted stock award lapse ratably on an annual basis over a three-year period. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a restricted stock holder, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but not be paid until restrictions lapse. The holder of restricted stocks has the right to vote the shares.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2009 and 2008 by the Corporation. As of December 31, 2009 and 2008, of the total amount of common stock repurchased in prior years, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
Preferred stock
     The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2009, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E, which trade on the NYSE. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on the non-convertible non-cumulative preferred stock for 2009, 2008 and 2007 amounted to $23.5 million, $40.3 million and $40.3 million, respectively.
     In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. The Series F Preferred Stock has a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury a 10-year warrant (the “Warrant”) to purchase 5,842,259 shares of the Corporation’s common stock at an exercise price of $10.27 per share. The Corporation registered the Series F Preferred Stock, the Warrant and the shares of common stock underlying the Warrant for sale under the Securities Act of 1933. The Corporation recorded the total $400 million of the preferred shares and the Warrant at their relative fair values of $374.2 million and $25.8 million, respectively. The preferred shares were valued using a discounted cash flow analysis and applying a discount rate of 10.9%. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends. The Cox-Rubinstein binomial model was used to estimate the value of the Warrant with a strike price calculated, pursuant to the Securities Purchase Agreement with the U.S. Treasury, based on the average closing prices of the common stock on the 20 trading days ending the last day prior to the date of approval to participate in the Program. No credit risk was assumed given the Corporation’s availability of authorized, but unissued common shares; as well as its intention of reserving sufficient shares to satisfy the exercise of the warrants. The volatility parameter input was the historical 5-year common stock price volatility.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Series F Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series F Preferred Stock accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series F Preferred Stock ranks pari passu with the Corporation’s existing Series A through E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement relating to this issuance contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. For the year ended December 31, 2009, preferred stock dividends of Series F Preferred Stock amounted to $19.2 million, including $12.6 million of cumulative preferred dividends not declared as of the end of the period.
     The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
—	diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 6% of the Corporation’s shares of common stock as of December 31, 2009);

—	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

—	making the payment of dividends on common stock more expensive.
     As mentioned above, on July 30, 2009, the Corporation announced the suspension of dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009, on the Corporation’s five outstanding series of non-cumulative preferred stock and dividends for the Corporation’s outstanding Series F Cumulative Preferred Stock and the Corporation’s common stock. As a result of the dividend suspension, the terms of the Series F Cumulative Preferred Stock include limitations on the resumption of the payment of cash dividends and purchases of outstanding shares of common and preferred stock.
Legal surplus
     The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 24 — Employees’ Benefit Plan
     FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for U.S.Virgin Islands and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pre-tax basis. Participants are permitted to contribute up to $9,000 for 2009 and 2010, $10,000 for 2011 and 2012 and $12,000 beginning on January 1, 2013 ($16,500 for 2009 for U.S.V.I. and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $1.6 million for the year ended December 31, 2009, $1.5 million for 2008 and $1.4 million for 2007.
     FirstBank Florida provides a contributory retirement plan pursuant to Section 401(k) of the U.S. Internal Revenue Code for its U.S. employees (the “Plan”). All employees are eligible to participate in the Plan after six months of service. Under the provisions of the Plan, FirstBank Florida contributes 100% of the first 3% of the participant’s contribution and 50% of the next 2% participant’s contribution up to a maximum of 4% of the participant’s compensation. Participants are permitted to contribute up to $16,500 per year (participants over 50 years of age are permitted an additional $5,500 contribution). FirstBank Florida had total plan expenses of approximately $151,000 for 2009, approximately $157,000 for 2008 and approximately $114,000 for 2007.
Note 25 — Other Non-interest Income
     A detail of other non-interest income follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Other commissions and fees	$469	$420	$273
Insurance income	8,668	10,157	10,877
Other	17,893	18,150	13,322

Total	$27,030	$28,727	$24,472

Note 26 — Other Non-interest Expenses
     A detail of other non-interest expenses follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Servicing and processing fees	$10,174	$9,918	$6,574
Communications	8,283	8,856	8,562
Depreciation and expenses on revenue — earning equipment	1,341	2,227	2,144
Supplies and printing	3,073	3,530	3,402
Core deposit intangible impairment	3,988	—	—
Other	17,483	17,443	18,744

Total	$44,342	$41,974	$39,426

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 27 — Income Taxes
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to U.S.Virgin Islands taxes on its income from sources within that jurisdiction. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
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
     Under the PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009 the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in capital gain statutory tax rate from 15% to 15.75%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entities (“IBEs”) of the Corporation and the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     The effect of a higher temporary statutory tax rate over the normal statutory tax rate resulted in an additional income tax benefit of $10.4 million for 2009 that was partially offset by an income tax provision of $6.6 million related to the special 5% tax on the operations FirstBank Overseas Corporation.
     The components of income tax expense for the years ended December 31 are summarized below:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Current income tax benefit (expense)	$11,520	$(7,121)	$(7,925)
Deferred income tax (expense) benefit	(16,054)	38,853	(13,658)

Total income tax (expense) benefit	$(4,534)	$31,732	$(21,583)

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
			(Dollars in thousands)
Computed income tax at statutory rate	$110,832	40.95%	$(30,500)	(39.0)%	$(34,990)	(39.0)%
Federal and state taxes	(311)	(0.1)%	—	0.0%	(227)	(0.3)%
Non-tax deductible expenses	—	0.0%	—	0.0%	(1,111)	(1.2)%
Benefit of net exempt income	52,293	19.3%	49,799	63.7%	23,974	26.7%
Deferred tax valuation allowance	(184,397)	(68.1)%	(2,446)	(3.1)%	1,250	1.4%
Net operating loss carry forward	—	0.0%	(402)	(0.5)%	(7,003)	(7.8)%
Reversal of Unrecognized Tax Benefits	18,515	6.8%	10,559	13.5%	—	0.0%
Settlement payment — closing agreement	—	0.0%	5,395	6.9%	—	0.0%
Other-net	(1,466)	(0.5)%	(673)	(0.8)%	(3,476)	(3.9)%

Total income tax (provision) benefit	$(4,534)	(1.7)%	$31,732	40.7%	$(21,583)	(24.1)%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses	$212,933	$106,879
Unrealized losses on derivative activities	1,028	1,912
Deferred compensation	41	682
Legal reserve	500	211
Reserve for insurance premium cancellations	649	679
Net operating loss and donation carryforward available	68,572	1,286
Impairment on investments	4,622	5,910
Tax credits available for carryforward	3,838	5,409
Unrealized net loss on available-for-sale securities	20	22
Realized loss on investments	142	136
Settlement payment — closing agreement	7,313	9,652
Interest expense accrual — Unrecognized Tax Benefits	—	2,658
Other reserves and allowances	12,665	7,010

Deferred tax asset	312,323	142,446

Deferred tax liability:
Unrealized gain on available-for-sale securities	4,629	716
Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations	3,015	4,715
Unrealized gain on other investments	468	578
Other	3,342	1,123

Deferred tax liability	11,454	7,132

Valuation allowance	(191,672)	(7,275)

Deferred income taxes, net	$109,197	$128,039

     For 2009, the Corporation recorded income tax expense of $4.5 million compared to an income tax benefit of $31.7 million for 2008. The fluctuation in income tax expense mainly resulted from a $184.4 million non-cash increase of the valuation allowance for the Corporation’s deferred tax asset. The increase in the valuation allowance does not have any impact on the Corporation’s liquidity or cash flow, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future. As of December 31, 2009, the deferred tax asset, net of a valuation allowance of $191.7 million, amounted to $109.2 million compared to $128.0 million as of December 31, 2008.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. The accounting for income taxes guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the increase of the valuation allowance was that the Corporation’s banking subsidiary FirstBank Puerto Rico was in a three-year historical cumulative loss as of the end of the year 2009, mainly as a result of charges to the provision for loan and lease losses, especially in the construction portfolio both in Puerto Rico and the United States, resulting from the economic downturn. As of December 31, 2009, management concluded that $109.2 million of the deferred tax assets will be realized. In assessing the likelihood of realizing the deferred tax assets, management has considered all four sources of taxable income mentioned above and even though sufficient profits are expected in the next seven years to realized the deferred tax asset, given current uncertain economic conditions, the Company has only relied on tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Among the most significant tax-planning strategies identified are: (i) sale of appreciated assets, (ii) consolidation of profitable and unprofitable companies (in Puerto Rico each Company files a separate tax return; no consolidated tax returns are permitted), and (iii) deferral of deductions without affecting its utilization. Management will continue monitoring the likelihood of realizing the deferred tax assets in future periods. If future events differ from management’s December 31, 2009 assessment, an additional valuation allowance may need to be established which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The tax effect of the unrealized holding gain or loss on securities available-for-sale, excluding that on securities held by the Corporation’s international banking entities which is exempt, was computed based on a 15.75% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.
     At December 31, 2009, the Corporation’s deferred tax asset related to loss and other carry-forwards was $74 million. This was comprised of net operating loss carry-forward of $68.1 million, which will begin expiring in 2016, an alternative minimum tax credit carry-forward of $1.6 million, an extraordinary tax credit carryover of $3.8 million, and a charitable contribution carry-forward of $0.5 million which will begin expiring in 2014.
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
     During the second quarter of 2009, the Corporation reversed UTBs by $10.8 million and related accrued interest of $5.3 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. There were no UTBs outstanding as of December 31, 2009. The beginning UTB balance of $15.6 million as of December 31, 2008 (excluding accrued interest of $6.8 million) reconciles to the ending balance in the following table.
Reconciliation of the Change in Unrecognized Tax Benefits

(In thousands)
Balance at beginning of year	$15,600
Increases related to positions taken during prior years	173
Decreases related to positions taken during prior years	(317)
Expiration of statute of limitations	(10,733)
Audit settlement	(4,723)

Balance at end of year	$—

     The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2008, the Corporation’s accrual for interest that relates to tax uncertainties amounted to $6.8 million. As of December 31, 2008, there is no need to accrue for the payment of penalties. For the year ended on December 31, 2009, the total amount of accrued interest reversed by the Corporation through income tax expense was $6.8 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.
Note 28 — Lease Commitments
     As of December 31, 2009, certain premises are leased with terms expiring through the year 2034. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes and other incidental costs. As of December 31, 2009, the obligation under various leases follows:

Amount
(In thousands)
2010	$10,342
2011	7,680
2012	6,682
2013	4,906
2014	3,972
2015 and later years	30,213

Total	$63,795

     Rental expense included in occupancy and equipment expense was $11.8 million in 2009 (2008 — $11.6 million; 2007 — $11.2 million).
Note 29 — Fair Value
     In February 2007, the FASB issued authoritative guidance which permits the measurement of selected eligible financial instruments at fair value at specified election dates. The Corporation elected to adopt the fair value option for certain of its brokered CDs and medium-term notes.
     The following table summarizes the impact of adopting the fair value option for certain brokered CDs and medium-term notes on January 1, 2007. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of the fair value option.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Opening Statement of
	Ending Statement of		Financial Condition
	Financial Condition	Net Increase in	as of January 1, 2007
	as of December 31, 2006	Retained Earnings	(After Adoption of
Transition Impact	(Prior to Adoption) (1)	Upon Adoption	Fair Value Option)
		(In thousands)
Callable brokered CDs	$(4,513,020)	$149,621	$(4,363,399)
Medium-term notes	(15,637)	840	(14,797)

Cumulative-effect adjustment (pre-tax)		150,461
Tax impact		(58,683)

Cumulative-effect adjustment (net of tax) increased to retained earnings		$91,778

(1)	Net of debt issue costs, placement fees and basis adjustment as of December 31, 2006.
Fair Value Option
Callable Brokered CDs and Certain Medium-Term Notes
     The Corporation elected the fair value option for certain financial liabilities that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of December 31, 2009 and December 31, 2008, these liabilities included certain medium-term notes with a fair value of $13.4 million and $10.1 million, respectively, and principal balance of $15.4 million recorded in notes payable. As of December 31, 2008, liabilities recognized at fair value also included callable brokered CDs with an aggregate fair value of $1.15 billion and principal balance of $1.13 billion, recorded in interest-bearing deposits. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the liabilities measured at fair value. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the callable brokered CDs measured at fair value was economically hedged with callable interest rate swaps, with the same terms and conditions, until they were all called during 2009. The Corporation did not elect the fair value option for the vast majority of other brokered CDs because these are not hedged by derivatives.
     Medium-term notes and callable brokered CDs for which the Corporation elected the fair value option were priced using observable market data in the institutional markets.
Fair Value Measurement
     The FASB authoritative guidance for fair value measurement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
     The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2009 and December 31, 2008.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	12/31/2009	12/31/2009	12/31/2008	12/31/2008
	(In thousands)
Assets:
Cash and due from banks and money market investments	$704,084	$704,084	$405,733	$405,733
Investment securities available for sale	4,170,782	4,170,782	3,862,342	3,862,342
Investment securities held to maturity	601,619	621,584	1,706,664	1,720,412
Other equity securities	69,930	69,930	64,145	64,145
Loans receivable, including loans held for sale	13,949,226		13,088,292
Less: allowance for loan and lease losses	(528,120)		(281,526)

Loans, net of allowance	13,421,106	12,811,010	12,806,766	12,416,603

Derivatives, included in assets	5,936	5,936	8,010	8,010

Liabilities:
Deposits	12,669,047	12,801,811	13,057,430	13,221,026
Loans payable	900,000	900,000	—	—
Securities sold under agreements to repurchase	3,076,631	3,242,110	3,421,042	3,655,652
Advances from FHLB	978,440	1,025,605	1,060,440	1,079,298
Notes Payable	27,117	25,716	23,274	18,755
Other borrowings	231,959	80,267	231,914	81,170
Derivatives, included in liabilities	6,467	6,467	8,505	8,505
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2009				As of December 31, 2008
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale :
Equity securities	$303	$—	$—	$303	$669	$—	$—	$669
Corporate Bonds	—	—	—	—	1,548	—	—	1,548
U.S. agency debt and MBS	—	3,949,799	—	3,949,799	—	3,609,009	—	3,609,009
Puerto Rico Government Obligations	—	136,326	—	136,326	—	137,133	—	137,133
Private label MBS	—	—	84,354	84,354	—	—	113,983	113,983
Derivatives, included in assets	—	1,737	4,199	5,936	—	7,250	760	8,010

Liabilities:
Callable brokered CDs	—	—	—	—	—	1,150,959	—	1,150,959
Medium-term notes	—	13,361	—	13,361	—	10,141	—	10,141
Derivatives, included in liabilities	—	6,467	—	6,467	—	8,505	—	8,505

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Changes in Fair Value for the Year Ended December 31, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
			Total
			Changes in Fair Value
	Unrealized Gains and	Unrealized Losses and	Unrealized Gains (Losses)
	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)
Callable brokered CDs	$(2,068)	$—	$(2,068)
Medium-term notes	—	(4,069)	(4,069)

	$(2,068)	$(4,069)	$(6,137)

(1)	Changes in fair value for the year ended December 31, 2009 include interest expense on callable brokered CDs of $10.8 million and interest expense on medium-term notes of $0.8 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statements of Income based on such instruments contractual coupons.

	Changes in Fair Value for the Year Ended December 31, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
			Total
			Changes in Fair Value
	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains
	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)
Callable brokered CDs	$(174,208)	$—	$(174,208)
Medium-term notes	—	3,316	3,316

	$(174,208)	$3,316	$(170,892)

(1)	Changes in fair value for the year ended December 31, 2008 include interest expense on callable brokered CDs of $120.0 million and interest expense on medium-term notes of $0.8 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statements of Income based on such instruments contractual coupons.

	Changes in Fair Value for the Year Ended December 31, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
			Total
			Changes in Fair Value
	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains
	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)
Callable brokered CDs	$(298,641)	$—	$(298,641)
Medium-term notes	—	(294)	(294)

	$(298,641)	$(294)	$(298,935)

(1)	Changes in fair value for the year ended December 31, 2007 include interest expense on callable brokered CDs of $227.5 million and interest expense on medium-term notes of $0.8 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statements of Income based on such instruments contractual coupons.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009, 2008 and 2007.

	Total Fair Value Measurements		Total Fair Value Measurements		Total Fair Value Measurements
	(Year Ended December 31, 2009)		(Year Ended December 31, 2008)		(Year Ended December 31, 2007)
Level 3 Instruments Only		Securities		Securities		Securities
(In thousands)	Derivatives(1)	Available For Sale(2)	Derivatives(1)	Available For Sale(2)	Derivatives(1)	Available For Sale(2)
Beginning balance	$760	$113,983	$5,102	$133,678	$9,087	$370
Total gains or (losses) (realized/unrealized):
Included in earnings	3,439	(1,270)	(4,342)	—	(3,985)	—
Included in other comprehensive income	—	(2,610)	—	(1,830)	—	(28,407)
New instruments acquired	—	—	—	—	—	182,376
Principal repayments and amortization	—	(25,749)	—	(17,865)	—	(20,661)

Ending balance	$4,199	$84,354	$760	$113,983	$5,102	$133,678

(1)	Amounts related to the valuation of interest rate cap agreements.

(2)	Amounts mostly related to certain private label mortgage-backed securities.
     The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2009 and 2008 for Level 3 assets and liabilities that are still held at the end of each year.

	Changes in Unrealized Gains (Losses)		Changes in Unrealized Losses		Changes in Unrealized Losses
	(Year Ended December 31, 2009)		(Year Ended December 31, 2008)		(Year Ended December 31, 2007)
		Securities		Securities		Securities
Level 3 Instruments Only		Available		Available		Available
(In thousands)	Derivatives	For Sale	Derivatives	For Sale	Derivatives	For Sale
Changes in unrealized losses relating to assets still held at reporting date(1):

Interest income on loans	$45	$—	$(59)	$—	$(440)	$—
Interest income on investment securities	3,394	—	(4,283)	—	(3,545)	—
Net impairment losses on investment securities (credit component)	—	(1,270)	—	—	—	—

	$3,439	$(1,270)	$(4,342)	$—	$(3,985)	$—

(1)	Unrealized losses of $2.6 million, $1.8 million and $28.4 million on Level 3 available-for-sale securities was recognized as part of other comprehensive income for the years ended December 31, 2009, 2008 and 2007, respectively.
     Additionally, fair value is used on a no-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
     As of December 31, 2009, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
				the Year Ended
	Carrying value as of December 31, 2009			December 31, 2009
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$1,103,069	$144,024
Other Real Estate Owned (2)	—	—	69,304	8,419
Core deposit intangible (3)	—	—	6,683	3,988
Loans held for sale (4)	—	20,775	—	58

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

(3)	Amount represents core deposit intangible of First Bank Florida. The impairment was generally measured based on internal information about decreases in the base of core deposits acquired upon the acquisition of First Bank Florida.

(4)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2008, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
				the Year Ended
	Carrying value as of December 31, 2008			December 31, 2008
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$209,900	$51,037
Other Real Estate Owned (2)	—	—	37,246	7,698

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan to the OREO portfolio.
     As of December 31, 2007, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
				the Year Ended
	Carrying value as of December 31, 2007			December 31, 2007
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$59,418	$—	$5,187

(1)	Mainly impaired commercial and construction loans. The impairment was measured based on the fair value of the collateral which was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations.
     The following is a description of the valuation methodologies used for instruments for which an estimated fair value is presented as well as for instruments for which the Corporation has elected the fair value option. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.
Cash and due from banks and money market investments
     The carrying amounts of cash and due from banks and money market investments are reasonable estimates of their fair value. Money market investments include held-to-maturity U.S. Government obligations, which have a contractual maturity of three months or less. The fair value of these securities is based on quoted market prices in active markets that incorporate the risk of nonperformance.
Investment securities available for sale and held to maturity
     The fair value of investment securities is the market value based on quoted market prices, when available, or market prices for identical or comparable assets that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids offers and reference data including market research operations. Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation. Refer to Notes 1 and 4 for additional information about the fair value of private label mortgage-backed securities.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Derivative instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparts when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparts is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any mark to market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.
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
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.5 million as of December 31, 2009, of which an unrealized loss of $1.9 million was recorded in 2009, an unrealized gain of $1.5 million was recorded in 2008 and an unrealized gain of $0.9 million was recorded in 2007.
Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comparable to the time to maturity of the note and option. The net loss from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option amounted to $3.1 million for 2009, compared to an unrealized gain of $4.1 million for 2008 and an unrealized gain of $1.6 million for 2007. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $2.6 million as of December 31, 2009.
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
Note 30 — Supplemental Cash Flow Information
     Supplemental cash flow information follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash paid for:
Interest on borrowings	$494,628	$687,668	$721,545
Income tax	7,391	3,435	10,142

Non-cash investing and financing activities:

Additions to other real estate owned	98,554	61,571	17,108
Additions to auto repossessions	80,568	87,116	104,728
Capitalization of servicing assets	6,072	1,559	1,285
Loan securitizations	305,378	—	—
Recharacterization of secured commercial loans as securities collateralized by loans	—	—	183,830
Non-cash acquisition of mortgage loans that previously served as collateral of a commercial loan to a local financial institution	205,395	—	—
     On January 28, 2008, the Corporation completed the acquisition of Virgin Islands Community Bank (“VICB”), with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
Note 31 — Commitments and Contingencies
     The following table presents a detail of commitments to extend credit, standby letters of credit and commitments to sell loans:

	December 31,
	2009	2008
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate loans	$255,598	$518,281
Unused credit card lines	—	22
Unused personal lines of credit	33,313	50,389
Commercial lines of credit	1,187,004	863,963
Commercial letters of credit	48,944	33,632

Standby letters of credit	103,904	102,178

Commitments to sell loans	13,158	50,500
     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument on commitments to extend credit and standby letters of credit is represented by the contractual amount of

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which ,as of December 31, 2009 and 2008, was not significant.
     The Corporation obtained from GNMA, Commitment Authority to issue GNMA mortgage-backed securities. Under this program, as of December 31, 2009, the Corporation had securitized approximately $305.4 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2009 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of December 31, 2009 amounted to approximately $64.5 million.
     The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements, was not part of a financing agreement, and ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan/Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclay’s Capital in New York. After Barclay’s refusal to turn over the securities, the Corporation, during the month of December 2009, filed a lawsuit against Barclay’s Capital in federal court in New York demanding the return of the securities. While the Corporation believes it has valid reasons to support its claim for the return of the securities, there are no assurances that it will ultimately succeed in its litigation against Barclay’s Capital to recover all or a substantial portion of the securities.
     Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in Bankruptcy Court, Southern District of New York. The Corporation can provide no assurances that it will be successful in recovering all or

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
substantial portion of the securities through these proceedings. An estimated loss was not accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional relevant negative facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing during the second quarter of 2009.
Note 32 — Derivative Instruments and Hedging Activities
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
     The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk primarily related to the values of its medium-term notes and for protection of rising interest rates in connection with private label MBS.
     The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of December 31, 2009 and 2008, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
     The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:
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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2009, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. However, most of these interest rate swaps were called during 2009, in the face of lower interest rate levels, and as a consequence the Corporation exercised its call option on the swapped-to-floating brokered CDs. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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
     To satisfy the needs of its customers, the Corporation may enter into non-hedging transactions. On these transactions, generally, the Corporation participates as a buyer in one of the agreements and as a seller in the other agreement under the same terms and conditions.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table summarizes the notional amounts of all derivative instruments as of December 31, 2009 and December 31, 2008:

	Notional Amounts
	As of	As of
	December 31,	December 31,
	2009	2008
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered CDs, notes payable and loans	$79,567	$1,184,820
Written interest rate cap agreements	102,521	128,043
Purchased interest rate cap agreements	228,384	276,400

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$517,502	$1,696,293

     The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition as of December 31, 2009 and 2008:

	Asset Derivatives			Liability Derivatives
		As of December 31,			As of December 31,
	Statement of	2009	2008	Statement of	2009	2008
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate brokered CDs, notes payable and loans	Other assets	$319	$5,649	Accounts payable and other liabilities	$5,068	$7,188
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	201	3
Purchased interest rate cap agreements	Other assets	4,423	764	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	14	241
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	1,184	1,073
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	1,194	1,597	Accounts payable and other liabilities	—	—

		$5,936	$8,010		$6,467	$8,505

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the effect of derivative instruments on the Statement of Income for the years ended December 31, 2009, 2008 and 2007:

		Gain or (Loss)
	Location of Gain or (Loss)	Year Ended December 31,
	Recognized in Income on Derivatives	2009	2008	2007
			(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Brokered CDs	Interest expense - Deposits	$(5,236)	$63,132	$66,617
Notes payable	Interest expense - Notes payable and other borrowings	3	124	1,440
Loans	Interest income - Loans	2,023	(3,696)	(2,653)

Written and purchased interest rate cap agreements - mortgage-backed securities	Interest income - Investment securities	3,394	(4,283)	(3,546)
Written and purchased interest rate cap agreements - loans	Interest income - loans	102	(58)	(439)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense - Deposits	(85)	(276)	209
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	(202)	268	(71)

Total (loss) gain on derivatives		$(1)	$55,211	$61,557

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

	Year ended December 31,
	2009			2008
	Loss	Gain (Loss)	Net	Gain	(Loss) Gain	Net
(In thousands)	on Derivatives	on liabilities measured at fair value	Gain (Loss)	on Derivatives	on liabilities measured at fair value	Gain
Interest expense — Deposits	$(5,321)	$8,696	$3,375	$62,856	$(54,199)	$8,657
Interest expense — Notes payable and Other Borrowings	(199)	(3,221)	(3,420)	392	4,165	4,557
     A summary of interest rate swaps as of December 31, 2009 and 2008 follows:

	As of	As of
	December 31,	December 31,
	2009	2008
	(Dollars in thousands)
Pay fixed/receive floating :
Notional amount	$79,567	$81,575
Weighted-average receive rate at period end	2.15%	3.21%
Weighted-average pay rate at period end	6.52%	6.75%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

Receive fixed/pay floating (generally used to economically hedge fixed-rate brokered CDs and notes payable):
Notional amount	$—	$1,103,244
Weighted-average receive rate at period end	0.00%	5.30%
Weighted-average pay rate at period end	0.00%	3.09%

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The changes in notional amount of interest rate swaps outstanding during the years ended December 31, 2009 and 2008 follows:

Notional Amount
(In thousands)
Pay-fixed and receive-floating swaps:
Balance as of December 31, 2007	$82,932
Cancelled and matured contracts	(1,357)
New contracts	—

Balance as of December 31, 2008	81,575
Cancelled and matured contracts	(2,008)
New contracts	—

Balance as of December 31, 2009	$79,567

Receive-fixed and pay floating swaps:
Balance as of December 31, 2007	$4,161,541
Cancelled and matured contracts	(3,426,519)
New contracts	368,222

Balance as of December 31, 2008	1,103,244
Cancelled and matured contracts	(1,103,244)
New contracts	—

Balance as of December 31, 2009	$—

     During the first half of 2009, all of the $1.1 billion of interest rate swaps that economically hedged brokered CDs that were outstanding as of December 31, 2008 were called by the counterparties, mainly due to lower levels of 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on the approximately $1.1 billion swapped-to-floating brokered CDs. The Corporation recorded a net loss of $3.5 million as a result of these transactions resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the brokered CDs called.
     As of December 31, 2009, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.
     Credit and Market Risk of Derivatives
     The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee (MIALCO) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2008 was $52.5 million and $54.2 million, respectively (2008 — $93.2 million and $91.7 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the risk that any counterparty will default.
     The Corporation has credit risk of $5.9 million (2008 — $8.0 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There was a loss of approximately $1.4 million, related to a counterparty that failed to pay a scheduled net cash settlement in 2008 (refer to Note 31 for additional information). There were no credit losses associated with derivative instruments recognized in 2009 or 2007. As of December 31, 2009, the Corporation had a total net interest settlement payable of $0.3 million (2008 — net interest settlement receivable of $4.1 million) related to the swap transactions. The net settlements receivable and net settlements payable on interest

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate swaps are included as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, on the Consolidated Statements of Financial Condition.
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
     Note 33 — Segment Information
     Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2009, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     Starting in the fourth quarter of 2009, the Corporation has realigned its reporting segments to better reflect how it views and manages its business. Two additional operating segments were created to evaluate the operations conducted by the Corporation, outside of Puerto Rico. Operations conducted in the United States and in the Virgin Islands are now individually evaluated as separate operating segments. This realignment in the segment reporting essentially reflects the effect of restructuring initiatives, including the merger of FirstBank Florida operations with and into FirstBank, and will allow the Corporation to better present the results from its growth focus. Prior to the third quarter of 2009, the operating segments were driven primarily by the Corporation’s legal entities. FirstBank operations conducted in the Virgin Islands and through its loan production office in Miami, Florida were reflected in the Corporation’s then four reportable segments (Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments) while the operations conducted by FirstBank Florida were reported as part of a category named “Other”. In the third quarter of 2009, as a result of the aforementioned merger, the operations of FirstBank Florida were reported as part of the four reportable segments. The change in the fourth quarter reflected a further realignment of the organizational structure as a result of management changes. Prior period amounts have been reclassified to conform to current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also lends funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
services. The Virgin Islands operations segment consists of all banking activities conducted by the Corporation in the U.S. and British Virgin Islands, including commercial and retail banking services and insurance activities.
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies”.
     The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
     The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
(In thousands)	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the year ended December 31, 2009:
Interest income	$156,729	$210,102	$239,399	$251,949	$67,936	$70,459	$996,574
Net (charge) credit for transfer of funds	(117,486)	205	(59,080)	176,361	—	—	—
Interest expense	—	(60,661)	—	(342,161)	(65,360)	(9,350)	(477,532)

Net interest income	39,243	149,646	180,319	86,149	2,576	61,109	519,042

Provision for loan and lease losses	(29,717)	(62,457)	(273,822)	—	(188,651)	(25,211)	(579,858)
Non-interest income	8,497	32,003	5,695	84,369	1,460	10,240	142,264
Direct non-interest expenses	(32,314)	(98,263)	(41,948)	(7,416)	(37,704)	(45,364)	(263,009)

Segment (loss) income	$(14,291)	$20,929	$(129,756)	$163,102	$(222,319)	$774	$(181,561)

Average earnings assets	$2,654,504	$2,109,602	$5,974,950	$5,831,078	$1,449,878	$996,508	$19,016,520

For the year ended December 31, 2008:
Interest income	$156,577	$225,474	$287,708	$288,063	$95,043	$74,032	$1,126,897
Net (charge) credit for transfer of funds	(119,257)	3,573	(175,454)	291,138	—	—	—
Interest expense	—	(63,001)	—	(455,802)	(66,204)	(14,009)	(599,016)

Net interest income	37,320	166,046	112,254	123,399	28,839	60,023	527,881
Provision for loan and lease losses	(8,997)	(80,506)	(35,504)	—	(53,406)	(12,535)	(190,948)
Non-interest income (loss)	2,667	35,531	4,591	25,577	(3,570)	9,847	74,643
Direct non-interest expenses	(22,703)	(99,232)	(24,467)	(6,713)	(34,236)	(48,105)	(235,456)

Segment income (loss)	$8,287	$21,839	$56,874	$142,263	$(62,373)	$9,230	$176,120

Average earnings assets	$2,492,566	$2,185,888	$5,086,787	$5,583,181	$1,515,418	$942,052	$17,805,892

For the year ended December 31, 2007:
Interest income	$133,068	$238,874	$335,625	$284,155	$121,897	$75,628	$1,189,247
Net (charge) credit for transfer of funds	(105,459)	(794)	(230,777)	370,451	(33,421)	—	—
Interest expense	—	(63,807)	—	(608,119)	(49,734)	(16,571)	(738,231)

Net interest income	27,609	174,273	104,848	46,487	38,742	59,057	451,016

Provision for loan and lease losses	(1,643)	(73,799)	(12,465)	—	(30,174)	(2,529)	(120,610)
Non-interest income (loss)	2,124	32,529	3,737	(2,161)	1,167	12,188	49,584
Net gain on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	2,497	—	—	—	2,497
Direct non-interest expenses	(20,890)	(95,169)	(20,056)	(7,842)	(21,848)	(42,407)	(208,212)

Segment income (loss)	$7,200	$37,834	$78,561	$36,484	$(12,113)	$26,309	$174,275

Average earnings assets	$2,140,647	$2,207,447	$4,363,149	$5,400,648	$1,561,029	$895,434	$16,568,354

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net (loss) income:
Total (loss) income for segments and other	$(181,561)	$176,120	$174,275
Other Income	—	—	15,075
Other operating expenses	(89,092)	(97,915)	(99,631)

Income before income taxes	(270,653)	78,205	89,719
Income tax (expense) benefit	(4,534)	31,732	(21,583)

Total consolidated net (loss) income	$(275,187)	$109,937	$68,136

Average assets:
Total average earning assets for segments	$19,016,520	$17,805,892	$16,568,354
Average non-earning assets	790,702	702,064	645,853

Total consolidated average assets	$19,807,222	$18,507,956	$17,214,207

     The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

	2009	2008	2007
	(In thousands)
Revenues:
Puerto Rico(1)	$988,743	$1,026,188	$1,045,523
United States	69,396	91,473	123,064
Virgin Islands	80,699	83,879	87,816

Total consolidated revenues	$1,138,838	$1,201,540	$1,256,403

Selected Balance Sheet Information:
Total assets:
Puerto Rico	$16,843,767	$16,824,168	$14,633,217
United States	1,716,694	1,619,280	1,540,808
Virgin Islands	1,067,987	1,047,820	1,012,906

Loans:
Puerto Rico	$11,614,866	$10,601,488	$9,413,118
United States	1,275,869	1,484,011	1,448,613
Virgin Islands	1,058,491	1,002,793	938,015

Deposits:
Puerto Rico	$10,497,646	$10,746,688	$8,776,874
United States	1,252,977	1,243,754	1,239,913
Virgin Islands	918,424	1,066,988	1,017,734

(1)	For 2007, Revenues of Puerto Rico operations include $15.1 million related to reimbursement of expenses, mainly from insurance carriers, related to a class action lawsuit settled in 2007.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 34 — Litigations
     As of December 31, 2009, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 35 — First BanCorp (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended on December 31, 2009, 2008 and 2007.
Statements of Financial Condition

	As of December 31,
	2009	2008
	(In thousands)
Assets
Cash and due from banks	$55,423	$58,075
Money market investments	300	300
Investment securities available for sale, at market:
Equity investments	303	669
Other investment securities	1,550	1,550
Investment in First Bank Puerto Rico, at equity	1,754,217	1,574,940
Investment in First Bank Insurance Agency, at equity	6,709	5,640
Investment in Ponce General Corporation, at equity	—	123,367
Investment in PR Finance, at equity	3,036	2,789
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	3,194	6,596

Total assets	$1,831,691	$1,780,885

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,914
Accounts payable and other liabilities	669	854

Total liabilities	232,628	232,768

Stockholders’ equity	1,599,063	1,548,117

Total liabilities and stockholders’ equity	$1,831,691	$1,780,885

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of (Loss) Income

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Income:
Interest income on investment securities	$—	$727	$3,029
Interest income on other investments	38	1,144	1,289
Interest income on loans	—	—	631
Dividend from First Bank Puerto Rico	46,562	81,852	79,135
Dividend from other subsidiaries	1,000	4,000	1,000
Other income	496	408	565

	48,096	88,131	85,649

Expense:
Notes payable and other borrowings	8,315	13,947	18,942
Interest on funding to subsidiaries	—	550	3,319
(Recovery) provision for loan losses	—	(1,398)	1,300
Other operating expenses	2,698	1,961	2,844

	11,013	15,060	26,405

Net loss on investments and impairments	(388)	(1,824)	(6,643)

Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	(1,207)

Income before income taxes and equity in undistributed (losses) earnings of subsidiaries	36,695	71,247	51,394

Income tax provision	(6)	(543)	(1,714)
Equity in undistributed (losses) earnings of subsidiaries	(311,876)	39,233	18,456

Net (loss) income	(275,187)	109,937	68,136

Other comprehensive (loss) income, net of tax	(30,896)	82,653	4,903

Comprehensive (loss) income	$(306,083)	$192,590	$73,039

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Cash flows from operating activities:
Net (loss) income	$(275,187)	$109,937	$68,136

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery) provision for loan losses	—	(1,398)	1,300
Deferred income tax provision	3	543	1,714
Stock-based compensation recognized	71	7	—
Equity in undistributed losses (earnings) of subsidiaries	311,876	(39,233)	(18,456)
Net loss on sale of investment securities	—	—	733
Loss on impairment of investment securities	388	1,824	5,910
Net loss on partial extinguishment and recharacterization of secured commercial loans to a local financial institution	—	—	1,207
Accretion of discount on investment securities	—	(33)	(197)
Net decrease (increase) in other assets	3,399	(3,542)	52,515
Net (decrease) increase in other liabilities	(144)	245	(72,639)

Total adjustments	315,593	(41,587)	(27,913)

Net cash provided by operating activities	40,406	68,350	40,223

Cash flows from investing activities:
Capital contribution to subsidiaries	(400,000)	(37,786)	—
Principal collected on loans	—	3,995	1,622
Purchases of securities available for sale	—	—	—
Sales, principal repayments and maturity of available-for-sale and held-to-maturity securities	—	1,582	11,403
Other investing activities	—	—	437

Net cash (used in) provided by investing activities	(400,000)	(32,209)	13,462

Cash flows from financing activities:
Proceeds from purchased funds and other short-term borrowings	—	—	—
Repayments of purchased funds and other short-term borrowings	—	(1,450)	(5,800)
Issuance of common stock	—	—	91,924
Exercise of stock options	—	53	—
Issuance of preferred stock	400,000	—	—
Cash dividends paid	(43,066)	(66,181)	(64,881)
Other financing activities	8	—	—

Net cash provided by (used in) financing activities	356,942	(67,578)	21,243

Net (decrease) increase in cash and cash equivalents	(2,652)	(31,437)	74,928

Cash and cash equivalents at the beginning of the year	58,375	89,812	14,884

Cash and cash equivalents at the end of the year	$55,723	$58,375	$89,812

Cash and cash equivalents include:
Cash and due form banks	55,423	58,075	43,519
Money market investments	300	300	46,293

	$55,723	$58,375	$89,812