Form 10-Q
period 2010-03-31
FIRST BANCORP /PR/
filed 2010-05-10
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Common stock: 92,542,722 outstanding as of April 30, 2010.

FIRST BANCORP.
INDEX PAGE

Forward Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q or future filings by First BanCorp (the “Corporation”) with the Securities and Exchange Commission (“SEC”), in the Corporation’s press releases, in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	uncertainty about whether the Corporation’s actions to improve its capital structure will have their intended effect;
•	the risk of being subject to possible regulatory action;
•	the strength or weakness of the real estate market and of the consumer and commercial credit sector and their impact on the credit quality of the Corporation’s loans and other assets, including the Corporation’s construction and commercial real estate loan portfolios, which have contributed and may continue to contribute to, among other things, the increase in the levels of non-performing assets, charge-offs and the provision expense;
•	adverse changes in general economic conditions in the United States and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets, including the value of derivative instruments used for protection from interest rate fluctuations;
•	the Corporation’s reliance on brokered certificates of deposit and its ability to continue to rely on the issuance of brokered certificates of deposit to fund operations and provide liquidity;
•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;
•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the recently announced consolidation of the banking industry in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;
•	a need to recognize additional impairments of financial instruments or goodwill relating to acquisitions;
•	uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the United States and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;
•	uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;
•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve System (the “Federal Reserve”), the Federal Deposit

Insurance Corporation (“FDIC”), government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;
•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in our non-interest expense;
•	risks of not being able to generate sufficient income to realize the benefit of the deferred tax asset;
•	risks of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;
•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;
•	the impact of Doral Financial Corporation’s financial condition on the repayment of its outstanding secured loans to the Corporation;
•	risks associated with further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and
•	the possible future dilution to holders of our Common Stock resulting from additional issuances of Common Stock or securities convertible into Common Stock.
     The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
     Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 as well as “Part II, Item 1A, Risk Factors,” in this Quarterly Report on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$675,551	$679,798

Money market investments:
Federal funds sold and securities purchased under agreements to resell	331,677	1,140
Time deposits with other financial institutions	600	600
Other short-term investments	322,371	22,546

Total money market investments	654,648	24,286

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	2,401,098	3,021,028
Other investment securities	1,069,890	1,149,754

Total investment securities available for sale	3,470,988	4,170,782

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	408,786	400,925
Other investment securities	156,145	200,694

Total investment securities held to maturity, fair value of $590,322 (2009 - $621,584)	564,931	601,619

Other equity securities	69,680	69,930

Loans, net of allowance for loan and lease losses of $575,303 (2009 - $528,120)	12,698,264	13,400,331
Loans held for sale, at lower of cost or market	19,927	20,775

Total loans, net	12,718,191	13,421,106

Premises and equipment, net	199,072	197,965
Other real estate owned	73,444	69,304
Accrued interest receivable on loans and investments	70,955	79,867
Due from customers on acceptances	726	954
Accounts receivable from investment sales	62,575	—
Other assets	290,203	312,837

Total assets	$18,850,964	$19,628,448

LIABILITIES

Deposits:
Non-interest-bearing deposits	$703,394	$697,022
Interest-bearing deposits	12,174,840	11,972,025

Total deposits	12,878,234	12,669,047
Loans payable	600,000	900,000
Securities sold under agreements to repurchase	2,500,000	3,076,631
Advances from the Federal Home Loan Bank (FHLB)	960,440	978,440
Notes payable (including $14,319 and $13,361 measured at fair value as of March 31, 2010 and December 31, 2009, respectively)	28,313	27,117
Other borrowings	231,959	231,959
Bank acceptances outstanding	726	954
Accounts payable and other liabilities	162,749	145,237

Total liabilities	17,362,421	18,029,385

Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,404,000 shares at an aggregate liquidation value of $950,100	929,660	928,508

Common stock, $1 par value, authorized 250,000,000 shares; issued 102,440,522 as of March 31, 2010 and December 31, 2009	102,440	102,440
Less: Treasury stock (at cost)	(9,898)	(9,898)

Common stock outstanding, 92,542,722 as of March 31, 2010 and December 31, 2009	92,542	92,542

Additional paid-in capital	134,247	134,223
Legal surplus	299,006	299,006
Retained earnings	10,140	118,291
Accumulated other comprehensive income, net of tax expense of $5,356 (2009 - $ 4,628)	22,948	26,493

Total stockholders’equity	1,488,543	1,599,063

Total liabilities and stockholders’equity	$18,850,964	$19,628,448

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands, except per share data)	2010	2009
Interest income:
Loans	$177,433	$187,945
Investment securities	43,119	70,287
Money market investments	436	91

Total interest income	220,988	258,323

Interest expense:
Deposits	65,966	95,310
Loans payable	2,177	346
Federal funds purchased and securities sold under agreements to repurchase	25,282	30,145
Advances from FHLB	7,694	8,292
Notes payable and other borrowings	3,006	2,632

Total interest expense	104,125	136,725

Net interest income	116,863	121,598

Provision for loan and lease losses	170,965	59,429

Net interest (loss) income after provision for loan and lease losses	(54,102)	62,169

Non-interest income:
Other service charges on loans	1,756	1,529
Service charges on deposit accounts	3,468	3,165
Mortgage banking activities	2,500	806
Net gain on sales of investments and impairments on equity securities	30,764	17,450
Rental income	—	449
Other non-interest income	6,838	6,654

Total non-interest income	45,326	30,053

Non-interest expeses:
Employees’ compensation and benefits	31,728	34,242
Occupancy and equipment	14,851	14,774
Business promotion	2,205	3,116
Professional fees	5,287	3,186
Taxes, other than income taxes	3,821	4,001
Insurance and supervisory fees	18,518	6,672
Net loss on real estate owned (REO) operations	3,693	5,375
Other non-interest expenses	11,259	13,162

Total non-interest expenses	91,362	84,528

(Loss) income before income taxes	(100,138)	7,694

Income tax (expense) benefit	(6,861)	14,197

Net (loss) income	$(106,999)	$21,891

Preferred stock dividends and accretion of discount	6,152	15,118

Net (loss) income attributable to common stockholders	$(113,151)	$6,773

Net (loss) income per common share:
Basic	$(1.22)	$0.07

Diluted	$(1.22)	$0.07

Dividends declared per common share	$—	$0.07

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net (Loss) income	$(106,999)	$21,891

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,171	5,161
Amortization and impairment of core deposit intangible	666	4,713
Provision for loan and lease losses	170,965	59,429
Deferred income tax expense (benefit)	4,076	(13,302)
Stock-based compensation recognized	24	26
Gain on sale of investments, net	(31,364)	(17,838)
Other-than-temporary impairments on investment securities	600	388
Derivatives instruments and hedging activities loss (gain)	1,733	(11,246)
Net gain on sale of loans and impairments	(220)	(1,183)
Net amortization of premiums and discounts on deferred loan fees and costs	246	300
Net increase in mortgage loans held for sale	(4,385)	(16,339)
Amortization of broker placement fees	5,465	7,083
Net amortization of premium and discounts on investment securities	968	2,547
Increase (decrease) in accrued income tax payable	2,384	(1,907)
Decrease in accrued interest receivable	8,517	16,906
Decrease in accrued interest payable	(417)	(13,814)
Decrease in other assets	13,208	38,979
Increase (decrease) in other liabilities	12,659	(7,515)

Total adjustments	190,296	52,388

Net cash provided by operating activities	83,297	74,279

Cash flows from investing activities:
Principal collected on loans	1,050,262	668,786
Loans originated	(565,515)	(1,182,123)
Purchase of loans	(41,893)	(51,053)
Proceeds from sale of loans	19,064	3,657
Proceeds from sale of repossessed assets	19,575	15,319
Proceeds from sale of available-for-sale securities	393,433	191,167
Purchase of securities available for sale	(99,867)	(564,771)
Proceeds from principal repayments and maturities of securities held to maturity	35,998	255,583
Proceeds from principal repayments of securities available for sale	423,747	232,343
Additions to premises and equipment	(6,278)	(13,974)
Proceeds from sale of other investment securities	5,602	—
Increase in other equity securities	—	(21,773)

Net cash provided by (used in) investing activities	1,234,128	(466,839)

Cash flows from financing activities:
Net increase (decrease) in deposits	203,321	(1,430,620)
Net (decrease) increase in loans payable	(300,000)	935,000
Net decrease in federal funds purchased and securities sold under repurchase agreements	(576,631)	(247,262)
Net FHLB advances (paid) taken	(18,000)	480,000
Dividends paid	—	(18,161)
Issuance of preferred stock and associated warrant	—	400,000
Other financing activities	—	8

Net cash (used in) provided by financing activities	(691,310)	118,965

Net increase (decrease) in cash and cash equivalents	626,115	(273,595)

Cash and cash equivalents at beginning of period	704,084	405,733

Cash and cash equivalents at end of period	$1,330,199	$132,138

Cash and cash equivalents include:
Cash and due from banks	$675,551	$107,414
Money market instruments	654,648	24,724

	$1,330,199	$132,138

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2010	2009
Preferred Stock:
Balance at beginning of period	$928,508	$550,100
Issuance of preferred stock — Series F	—	400,000
Preferred stock discount — Series F	—	(25,820)
Accretion of preferred stock discount — Series F	1,152	882

Balance at end of period	929,660	925,162

Common Stock outstanding	92,542	92,546

Additional Paid-In-Capital:
Balance at beginning of period	134,223	108,299
Issuance of common stock warrants	—	25,820
Stock-based compensation recognized	24	26
Other	—	8

Balance at end of period	134,247	134,153

Legal Surplus	299,006	299,006

Retained Earnings:
Balance at beginning of period	118,291	440,777
Net (loss) income	(106,999)	21,891
Cash dividends declared on common stock	—	(6,483)
Cash dividends declared on preferred stock	—	(11,681)
Accretion of preferred stock discount — Series F	(1,152)	(882)

Balance at end of period	10,140	443,622

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	26,493	57,389
Other comprehensive (loss) income, net of tax	(3,545)	25,362

Balance at end of period	22,948	82,751

Total stockholders’equity	$1,488,543	$1,977,240

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2010	2009
Net (loss) income	$(106,999)	$21,891

Other comprehensive (loss) income:
Unrealized gains and losses on available-for-sale securities:
Unrealized holding gains arising during the period	17,529	43,304
Reclassification adjustments for net gain included in net income	(20,696)	(17,838)
Reclassification adjustments for other-than-temporary impairment on equity securities	350	388
Income tax expense related to items of other comprehensive income	(728)	(492)

Other comprehensive (loss) income for the period, net of tax	(3,545)	25,362

Total comprehensive (loss) income	$(110,544)	$47,253

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2009, included in the Corporation’s 2009 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.
Capital and Liquidity
     The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Sustained weak economic conditions that have severely affected Puerto Rico and the United States over the last several years have adversely impacted First BanCorp’s results of operations and capital levels. The net loss in 2009, primarily related to credit losses, the valuation allowance on deferred tax assets and an increase in the deposit insurance premium, reduced the Corporation’s capital levels during 2009. The net loss for the first quarter of 2010 was primarily related to credit losses and the valuation allowance on deferred tax assets. While regulatory capital ratios were not significantly impacted during the first quarter of 2010 as they were in 2009, the tangible common equity ratio, which is an important measure to investors, debt rating agencies, and others, continued to decrease, impacted by the net loss for the quarter. The tangible common equity ratio decreased from 3.20% as of December 31, 2009 to 2.74% as of March 31, 2010. The decrease in regulatory capital ratios during the first quarter was not significant since the net loss reported for the quarter was almost entirely offset by the decrease in risk-weighted assets, consistent with the Corporation’s decision to deleverage its balance sheet to fortify its capital position. As of March 31, 2010, the Corporation’s Total and Tier 1 capital ratios of 13.26% and 11.98%, respectively, exceeded the minimum requirements to qualify as “well-capitalized” of 10% and 6%, respectively.
     Although as of March 31, 2010 the amounts of the Corporation’s and its subsidiary bank’s capital exceeded the minimum amounts required for them to qualify as “well capitalized” for regulatory purposes, the Corporation must increase its common equity to provide additional protection from the possibility that, due to the current economic situation in Puerto Rico that has impacted the Corporation’s asset quality and earnings performance, First BanCorp could have to recognize additional loan loss reserves against its loan portfolio and absorb the potential future credit losses associated with the disposition of non-performing assets. Total non-performing loans to total loans increased to 12.35% as of March 31, 2010 from 11.23% as of December 31, 2009 and from 5.27% a year ago. The Corporation has assured its regulators that it is committed to raising capital and is actively pursuing capital strengthening initiatives. Management is taking steps to implement various strategies to increase tangible common equity and regulatory capital through (1) the issuance of approximately $500 million of equity in one or more private offerings; (2) a rights offering to existing stockholders; (3) an offer to issue shares of common stock in exchange for its publicly-held preferred stock; and (4) an offer to issue shares of common stock to the U.S. Treasury in exchange for the preferred stock it acquired under the Capital Purchase Program. In 2009, the Corporation suspended its dividends to common and preferred shareholders until such time as the Corporation returns to profitability.

     The Corporation has maintained its basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of March 31, 2010, the estimated basic surplus ratio of approximately 12% included un-pledged investment securities, FHLB lines of credit, and cash. The Corporation decided to further increase its liquidity levels in 2010 due to potential disruptions from the consolidation of the Puerto Rico banking industry and volumes. Subsequent to the consolidation of the Puerto Rico banking industry that took place on April 30, 2010, no disruptions have been noted. As of March 31, 2010, the Corporation’s liquidity was significantly higher than normalized levels as reflected in the period-end cash and cash equivalents’ balance of $1.3 billion, an increase of $626 million since December 2009 and well in excess of historical average balances of approximately $450 million over the last three years.
     The Corporation is in the process of deleveraging its balance sheet by reducing the amounts of brokered CDs and borrowings from the FED. Such reductions are being partly offset by increases in retail and business deposits. At least $500 million of brokered CDs outstanding at the beginning of the year will not be renewed. The $600 million in advances from the FED outstanding as of March 31, 2010, are expected to be re-paid on or before June 30, 2010. At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits and pursuing other growth opportunities.
     In the fourth quarter of 2009, the Corporation and its subsidiary bank received credit rating downgrades from Moody’s (Ba2 to B1), Standard and Poors (BB+ to B), and Fitch (BB to B). Furthermore, on April 27, 2010, Standard and Poors placed the Corporation on “Credit Watch Negative.” The Corporation does not have any outstanding debt or derivative agreements that are affected by credit downgrades. Given our current non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has also not been affected in any material way by the downgrades. The Corporation’s ability to access new external sources of funding, however, will be adversely affected by these credit ratings and any additional downgrades.
     Given the Corporation’s asset quality and earnings performance, we expect our regulators to require the Corporation to raise capital within a specified time frame to maintain the regulatory ratios at levels above the minimum amounts required for “well capitalized” banks. Based on current liquidity needs and sources, management expects First BanCorp to be able to meet its obligations for a reasonable period of time. If the Corporation is not able to execute its plans discussed above and increase its capital in the near term, management believes that is likely that our regulators could require us to execute certain informal or formal written regulatory agreements that could have a material adverse effect on our business, operations, financial condition or results of operations and the value of our common stock and require the Corporation to seek a waiver to continue to issue brokered CDs, even at a reduced level.
Adoption of new accounting requirements and recently issued but not yet effective accounting requirements
     The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:
     In June 2009, the FASB amended the existing guidance on the accounting for transfers of financial assets, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to this guidance are changes to the conditions for sales of a financial asset based on whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over the transferred financial asset or third party beneficial interest; and the addition of the term participating interest, which represents a proportionate (pro rata) ownership interest in an entire financial asset. The Corporation adopted the guidance with no material impact on its financial statements.
     In June 2009, the FASB amended the existing guidance on the consolidation of variable interests to improve financial reporting by enterprises involved with variable interest entities and address (i) the effects on certain provisions of the amended guidance, as a result of the elimination of the qualifying special-purpose entity concept in the accounting for transfer of financial assets guidance, and (ii) constituent concerns about the application of certain key provisions of the guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to the guidance is the replacement of the quantitative based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Corporation adopted the guidance with no material impact on its financial statements.
     In January 2010, the FASB updated the Accounting Standards Codification (“Codification”) to provide guidance to improve disclosure requirements related to fair value measurements and require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. Currently, entities are only required to disclose activity in Level 3 measurements in the fair-value hierarchy on a net basis. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair-value hierarchy and the reasons for the transfers. Significance will be determined based on earnings and total assets or total liabilities or, when changes in fair value are recognized in other comprehensive income, based on total equity. A reporting entity must disclose and consistently follow its policy for determining when transfers between levels are recognized. Acceptable methods for determining when to recognize transfers include: (i) actual date of the event or change in circumstances causing the transfer; (ii) beginning of the reporting period; and (iii) end of the reporting period. The guidance requires disclosure of fair-value measurements by “class” instead of “major category.” A class is generally a subset of assets and liabilities within a financial statement line item and is based on the specific nature and risks of the assets and liabilities and their classification in the fair-value hierarchy. When determining classes, reporting entities must also consider the level of disaggregated information required by other applicable GAAP. For fair-value measurements using significant observable inputs (Level 2) or significant unobservable inputs (Level 3), this guidance requires reporting entities to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. If the valuation technique has changed in the reporting period (e.g., from a market approach to an income approach) or if an additional valuation technique is used, entities are required to disclose the change and the reason for making the change. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for annual and interim reporting periods beginning after December 15, 2009 (first quarter of 2010 for public companies with calendar year-ends). The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 (first quarter of 2011 for public companies with calendar year-ends). Early adoption is permitted. In the initial adoption period, entities are not required to include disclosures for previous comparative periods; however, they are required for periods ending after initial adoption. The Corporation adopted the guidance in the first quarter of 2010 and required disclosures are presented in Note 19 — Fair Value.
     In February 2010, the FASB updated the Codification to provide guidance to improve disclosure requirements related to the recognition and disclosure of subsequent events. The amendment establishes that an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. Also, the scope of the reissuance disclosure requirements is refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of the correction of an error or retrospective application of U.S. generally accepted accounting principles. The guidance in this update was effective on the date of issuance in February. The Corporation has adopted this guidance; refer to Note 24 — Subsequent events.
     In February 2010, the FASB updated the Codification to provide guidance on the deferral of consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities. The guidance also clarifies that for entities that do not qualify for the deferral, related parties should be considered for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the FASB’s intention that a quantitative calculation should not be the sole basis for this evaluation. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance did not have an impact in the Corporation’s consolidated financial statements.
     In March 2010, the FASB updated the Codification to provide clarification on the scope exception related to embedded credit derivatives related to the transfer of credit risk in the form of subordination of one financial instrument to another. The transfer of credit risk that is only in the form of subordination of one financial instrument to another (thereby redistributing credit risk) is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under this guidance. The Corporation may elect the fair value option for any investment in a beneficial interest in a securitized financial asset. The guidance is effective for the first fiscal quarter beginning after June 15, 2010. The Corporation is currently evaluating the impact, if any, of the adoption of this guidance on its financial statements.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters ended on March 31, 2010 and 2009 are as follows:

	Quarter Ended
	March 31,	March 31,
	2010	2009
	(In thousands, except per share data)
Net (loss) income:
Net (loss) income	$(106,999)	$21,891
Less: Preferred stock dividends (1)	(5,000)	(14,236)
Less: Preferred stock discount accretion	(1,152)	(882)
Net (loss) income attributable to common stockholders	$(113,151)	$6,773

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,521	92,511
Average potential common shares	—	—
Diluted weighted-average number of common shares outstanding	92,521	92,511

(Loss) earnings per common share:
Basic	$(1.22)	$0.07
Diluted	$(1.22)	$0.07

(1)	In 2010 and 2009 includes $5.0 and $2.6 million, respectively, of Series F cummulative preferred stock dividends that have not been declared at period-end. Refer to Note 17 for additional information related to the Series F preferred stock issued to the U.S. Treasury in connection with the Troubled Asset Relief Program(“TARP”)Capital Purchase Program.
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
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the period ended March 31, 2010 and 2009, there were 2,455,310 and 3,910,610, respectively, outstanding stock options, as well as warrants outstanding to purchase 5,842,259 shares of common stock related to the TARP Capital Purchase Program that were excluded from the computation of diluted earnings per common share because the Corporation reported a net loss attributable to common stockholders for the period and their inclusion would have an antidilutive effect. Approximately 21,477 and 32, 216 unvested shares of restricted stock outstanding as of March 31, 2010 and 2009 were excluded from the computation of earnings per share.
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
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. Shares delivered pursuant to an award may consist, in whole or in part, of authorized and unissued shares of Common Stock or shares of Common Stock acquired by the Corporation. During the fourth quarter of 2008, the Corporation granted 36,243 shares of restricted stock with a fair value of $8.69 under the Omnibus Plan to the Corporation’s independent directors, of which 4,027 were forfeited in the second half of 2009 and 10,739 are vested.
     For the quarters ended March 31, 2010 and 2009, the Corporation recognized $23,333 and $26,250, respectively, of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to the non-vested restricted shares was $190,556 as of March 31, 2010 and is expected to be recognized over the next 1.6 years.
     The Corporation accounts for stock options using the “modified prospective” method. There were no stock options granted during 2010 and 2009, therefore no compensation associated with stock options was recorded in those years.
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

The activity of stock options during the period ended March 31, 2010 is set forth below:

	Quarter Ended
	March 31, 2010
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period	2,481,310	$13.46
Options cancelled	(26,000)	14.70

End of period outstanding and exercisable	2,455,310	$13.45	5.0	$—

No stock options were exercised during the first quarter of 2010 or in 2009.
4 — INVESTMENT SECURITIES
Investment Securities Available for Sale
     The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010						December 31, 2009

		Non-Credit	Gross			Weighted		Non-Credit	Gross			Weighted
	Amortized	Loss Component	Unrealized		Fair	average	Amortized	Loss Component	Unrealized		Fair	average
	cost	Recorded in OCI	gains	losses	value	yield%	cost	Recorded in OCI	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
After 5 to 10 years	$49,868	$—	$29	$—	$49,897	1.02	$—	$—	$—	$—	$—	—

Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	914,698	—	1,955		916,653	2.09	1,139,577	—	5,562	—	1,145,139	2.12
Puerto Rico Government obligations:
Due within one year	11,979	—	1	50	11,930	1.78	12,016	—	1	28	11,989	1.82
After 1 to 5 years	113,266	—	293	62	113,497	5.40	113,232	—	302	47	113,487	5.40
After 5 to 10 years	7,053	—	260	—	7,313	5.88	6,992	—	328	90	7,230	5.88
After 10 years	3,537	—	94	—	3,631	5.43	3,529	—	91	—	3,620	5.42

United States and Puerto Rico Government obligations	1,100,401	—	2,632	112	1,102,921	2.41	1,275,346	—	6,284	165	1,281,465	2.44

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	14	—	—	—	14	4.79	30	—	—	—	30	5.54
After 10 years	334,480	—	3,795	59	338,216	3.94	705,818	—	18,388	1,987	722,219	4.66

	334,494	—	3,795	59	338,230	3.94	705,848	—	18,388	1,987	722,249	4.66

GNMA certificates:
After 1 to 5 years	61	—	—	—	61	6.56	69	—	3	—	72	6.56
After 5 to 10 years	945	—	48	—	993	5.25	808	—	39	—	847	5.47
After 10 years	382,797	—	13,763	339	396,221	5.13	407,565	—	10,808	980	417,393	5.12

	383,803	—	13,811	339	397,275	5.13	408,442	—	10,850	980	418,312	5.12

FNMA certificates:
After 5 to 10 years	95,354	—	4,619	—	99,973	4.51	101,781	—	3,716	91	105,406	4.55
After 10 years	1,280,778	—	34,910	—	1,315,688	4.47	1,374,533	—	30,629	2,776	1,402,386	4.51

	1,376,132	—	39,529	—	1,415,661	4.48	1,476,314	—	34,345	2,867	1,507,792	4.51

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	134,372		1,463		135,835	0.97	156,086	—	633	412	156,307	0.99

Other mortgage pass-through trust certificates:
After 10 years	113,405	32,523	1	—	80,883	2.27	117,198	32,846	2	—	84,354	2.30

Total mortgage-backed securities	2,342,206	32,523	58,599	398	2,367,884	4.20	2,863,888	32,846	64,218	6,246	2,889,014	4.35

Equity securities (without contractual maturity) (1)	77		106		183	—	427	—	81	205	303	—

Total investment securities available for sale	$3,442,684	$32,523	$61,337	$510	$3,470,988	3.63	$4,139,661	$32,846	$70,583	$6,616	$4,170,782	3.76

(1)	Represents common shares of other financial institutions in Puerto Rico.
     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $275 million of U.S. agency debt securities called during 2010. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of OCI.
     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of March 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$11,880	$50	$9,097	$62	$20,977	$112
Mortgage-backed securities
FHLMC	100,690	59	—	—	100,690	59
GNMA	42,388	339	—	—	42,388	339
Other mortgage pass-through trust certificates	—	—	80,647	32,523	80,647	32,523

	$154,958	$448	$89,744	$32,585	$244,702	$33,033

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$14,760	$118	$9,113	$47	$23,873	$165
Mortgage-backed securities
FHLMC	236,925	1,987	—	—	236,925	1,987
GNMA	72,178	980	—	—	72,178	980
FNMA	415,601	2,867	—	—	415,601	2,867
Collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA and GNMA	105,075	412	—	—	105,075	412
Other mortgage pass-through trust certificates	—	—	84,105	32,846	84,105	32,846
Equity securities	90	205	—	—	90	205

	$844,629	$6,569	$93,218	$32,893	$937,847	$39,462

Investments Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010					December 31, 2009
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,490	$7	$—	$8,497	0.47	$8,480	$12	$—	$8,492	0.47
Puerto Rico Government obligations:
After 5 to 10 years	18,755	621	24	19,352	5.86	18,584	564	93	19,055	5.86
After 10 years	4,995	63	—	5,058	5.50	4,995	77	—	5,072	5.50

United States and Puerto Rico Government obligations	32,240	691	24	32,907	4.39	32,059	653	93	32,619	4.38

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	4,298	71	—	4,369	3.78	5,015	78	—	5,093	3.79
FNMA certificates:
After 1 to 5 years	4,143	89	—	4,232	3.87	4,771	100	—	4,871	3.87
After 5 to 10 years	498,320	25,200	—	523,520	4.47	533,593	19,548	—	553,141	4.47
After 10 years	23,930	129	5	24,054	5.31	24,181	479	—	24,660	5.30

Mortgage-backed securities	530,691	25,489	5	556,175	4.49	567,560	20,205	—	587,765	4.49

Corporate bonds:
After 10 years	2,000	—	760	1,240	5.80	2,000	—	800	1,200	5.80

Total investment securities held-to-maturity	$564,931	$26,180	$789	$590,322	4.49	$601,619	$20,858	$893	$621,584	4.49

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     From time to time the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the Consolidated Statement of Financial Condition. As of March 31, 2010, the Corporation had $300 million in 1-month U.S. Treasury Bills with a weighted average yield of 0.28%.

          The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$4,809	$24	$—	$—	$4,809	$24
Mortgage-backed securities
FNMA	5,039	5	—	—	5,039	5
Corporate bonds	—	—	1,240	760	1,240	760

	$9,848	$29	$1,240	$760	$11,088	$789

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$4,678	$93	$4,678	$93
Corporate bonds	—	—	1,200	800	1,200	800

	$—	$—	$5,878	$893	$5,878	$893

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
          In April 2009, the FASB amended the OTTI model for debt securities. Under the amended guidance, OTTI losses must be recognized in earnings if an investor has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.
          Under the amended guidance, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of the Corporation’s adoption of this new guidance, the credit loss component of an OTTI, if any, would be recorded as a separate line item in the accompanying consolidated statements of (loss) income, while the remaining portion of the impairment loss would be recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery. For the quarter ended March 31, 2010, there were no credit loss impairment charges in earnings.

          Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 90% of the total available-for-sale and held-to-maturity portfolio as of March 31, 2010 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label MBS of approximately $113 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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
          No OTTI losses on available-for-sale debt securities were recorded in the first quarter of 2010. Cumulative unrealized other-than-temporary impairment losses recognized in OCI as of March 31, 2010 amounted to $31.7 million.
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
          Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, no credit losses were reflected in earnings for the period ended March 31, 2010. As a result of the valuation performed as of March 31, 2010, no additional other-than-temporary impairment was recorded for the period. Significant assumptions in the valuation of the private label MBS as of March 31, 2010 were as follow:

	Weighted
	Average	Range
Discount rate	15%	15%
Prepayment rate	21%	13.37%-49.38%
Projected Cumulative Loss Rate	4%	0.37% - 10.26%
          For each of the quarters ended on March 31, 2010 and 2009, the Corporation recorded OTTI of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
          Total proceeds from the sale of securities available for sale during the period ended March 31, 2010 amounted to approximately $450.5 million, including unsettled proceeds of $57.1 million of securities sold (2009 —$439.4 million including unsettled proceeds of $248.2 million of securities sold).

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
          As of both March 31, 2010 and December 31, 2009, the Corporation had investments in FHLB stock with a book value of $68.4 million ($54 million FHLB-New York and $14.4 million FHLB-Atlanta). The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the first quarters ended March 31, 2010 and 2009 amounted to $0.8 million and $0.4 million, respectively.
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
          The economic conditions of late 2008 affected the FHLB’s, resulting in the recording of losses on private-label MBS portfolios. In the midst of the mortgage market crisis the FHLB of Atlanta temporarily suspended dividend payments on their stock in the fourth quarter of 2008 and in the first quarter of 2009. In the second and third quarter of 2009, they were re-instated. On March 25, 2010 the FHLB of Atlanta declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27 percent. The FHLB of NY has not suspended payment of dividends. Third and fourth quarter dividends were reduced, and by the first quarter 2009 they were increased.
          The financial situation has since shown signs of improvement, and so have the financial results of the FHLB’s. The FHLB of Atlanta reported preliminary financial results with reported net income of approximately $48 million for the first quarter of 2010, an increase of approximately $50 million from a net loss of approximately $2 million for the first quarter of 2009, while the FHLB of NY announced a net income to $53.6 million for the first quarter of 2010. At March 31, 2010, both Banks met their regulatory capital-to-assets ratios and liquidity requirements.
          The FHLB’s primary source of funding is debt obligations, which continue to be rated Aaa and AAA by Moody’s and Standard and Poor’s respectively. The Corporation expects to recover the par value of its investments in FHLB stocks in its entirety, therefore no OTTI is deemed to be required.
          The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2010 and December 31, 2009 was $1.3 million and $1.6 million, respectively. An impairment charge of $0.25 million was recorded in the first quarter of 2010 related to an investment in a failed financial institution in the United States.
          During the first quarter of 2010, the Corporation recognized a $10.7 million gain on the sale of the remaining VISA Class C shares. As of March 31, 2010, the Corporation no longer held any VISA shares.

6 — LOAN PORTFOLIO
The following is a detail of the loan portfolio:

	As of	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,578,642	$3,595,508

Commercial loans:
Construction loans	1,457,027	1,492,589
Commercial mortgage loans	1,547,707	1,590,821
Commercial and Industrial loans (1)	4,523,178	5,029,907
Loans to a local financial institution collateralized by real estate mortgages	314,628	321,522

Commercial loans	7,842,540	8,434,839

Finance leases	309,275	318,504

Consumer loans	1,543,110	1,579,600

Loans receivable	13,273,567	13,928,451

Allowance for loan and lease losses	(575,303)	(528,120)

Loans receivable, net	12,698,264	13,400,331

Loans held for sale	19,927	20,775

Total loans	$12,718,191	$13,421,106

1 —	As of March 31, 2010, includes $1.2 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank or the Bank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio of $13.3 billion as of March 31, 2010, approximately 83% have credit risk concentration in Puerto Rico, 9% in the United States and 8% in the Virgin Islands
     As of March 31, 2010, the Corporation had $677.1 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions and $165.5 million granted to the Virgin Islands government. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico and Virgin Islands government, the largest loan to one borrower as of March 31, 2010 in the amount of $314.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate.

7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended
	March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$528,120	$281,526
Provision for loan and lease losses	170,965	59,429
Charge-offs	(126,306)	(42,460)
Recoveries	2,524	4,036

Balance at end of period	$575,303	$302,531

     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a loss. As of March 31, 2010 and December 31, 2009, impaired loans and their related allowance were as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Impaired loans with valuation allowance, net of charge-offs	$1,110,441	$1,060,088
Impaired loans without valuation allowance, net of charge-offs	735,645	596,176

Total impaired loans	$1,846,086	$1,656,264

Allowance for impaired loans	$245,300	$182,145

     Interest income of approximately $6.9 million and $4.2 million was recognized on impaired loans for the quarters ended March 31, 2010 and 2009, respectively, The average recorded investment in impaired loans for the first quarter of 2010 and 2009 was $1.7 billion and $581.1 million, respectively.

     The following tables show the activity for impaired loans and the related specific reserve during the first quarter of 2010:

Impaired Loans:
(In thousands)
Balance at beginning of period	$1,656,264
Loans determined impaired during the period	317,333
Net charge-offs (1)	(101,259)
Loans sold, net of charge-offs of $12.7 million (2)	(18,749)
Loans foreclosed, paid in full and partial payments, net of additional disbursements	(7,503)

Balance at end of period	$1,846,086

(1)	Approximately $52.3 million, or 52%, is related to contruction loans ($33.7 million in Puerto Rico and $18.6 million in Florida). Also, approximately $15.0 million, or 15%, related to a commercial loan extended to a local financial institution.

(2)	Associated with two commercial mortgage (originally disbursed as condo-conversion) loans sold in Florida.

Specific Reserve:	(In thousands)
Balance at beginning of period	$182,145
Provision for loan losses	164,414
Net charge-offs	(101,259)

Balance at end of period	$245,300

     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, restructurings or loan modifications through these program as well as other restructurings of individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fit the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate. As of March 31, 2010, the Corporation’s TDR loans amounted to $385.5 million consisting of: $169.4 million of residential mortgage loans, $44.8 million commercial and industrial loans, $81.5 million commercial mortgage loans and $89.8 million of construction loans. Outstanding unfunded loan commitments on TDR loans amounted to $0.7 million as of March 31, 2010.
     Included in the $385.5 million of TDR loans are certain impaired condo-conversion loans restructured into two separate agreements (loan splitting) in the fourth quarter of 2009. Each of these loans was restructured into two notes: one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The restructuring of these loans was made after analyzing the borrowers’ and guarantors’ capacity to service the debt and ability to perform under the modified terms. As part of the renegotiation of the loans, the first note of each loan has been placed on a monthly payment of principal and interest that amortizes the debt over 25 years at a market rate of interest. An interest rate reduction was granted for the second note.
     As of March 31, 2010, the carrying value of the notes that were deemed collectible amounted to $22.0 million. Charge-offs recorded prior to 2010 associated with these loans were $29.7 million. The loans that have been deemed to be collectible continue to be individually evaluated for impairment purposes and a specific reserve of $3.4 million was allocated to these loans as of March 31, 2010.
     As of March 31, 2010, the Corporation maintains a $4.9 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     One of the market risks facing the Corporation is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of the Corporation’s assets or liabilities and the risk that net interest income from its loan and investment portfolios will be adversely affected by changes in interest rates. The overall objective of the Corporation’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
     The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk primarily for protection from rising interest rates in connection with private label MBS.
     The Corporation designates a derivative as a fair value hedge, cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of March 31, 2010 and December 31, 2009, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
     The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:
     Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee.
     Interest rate swaps—Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. All interest rate swaps related to brokered CDs were called during 2009, in the face of lower interest rate levels, and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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
The following table summarizes the notional amounts of all derivative instruments as of March 31, 2010 and December 31, 2009:

	Notional Amounts
	As of	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	$79,056	$79,567
Written interest rate cap agreements	102,296	102,521
Purchased interest rate cap agreements	224,130	228,384

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock
market on embedded stock index options	53,515	53,515

	$512,512	$517,502

     The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition as of March 31, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
	Statement of	2010	2009	Statement of	2010	2009
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
				(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$330	$319	Accounts payable and other liabilities	$5,091	$5,068
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	66	201
Purchased interest rate cap agreements	Other assets	3,557	4,423	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	3	14
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	1,293	1,184
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	1,260	1,194	Accounts payable and other liabilities	—	—

		$5,147	$5,936		$6,453	$6,467

     The following table summarizes the effect of derivative instruments on the Statement of (Loss) Income for the quarters ended March 31, 2010 and March 31, 2009:

		Unrealized Gain or (Loss)
	Location of Unrealized Gain or (loss)	Quarter Ended
	Recognized in Income on	March 31,
	Derivatives	2010	2009
		(In thousands)
Interest rate contracts:
Interest rate swap agreements used to hedge:
Brokered certificates of deposit	Interest Expense on Deposit	$—	$(4,359)
Notes payable	Interest Expense on Notes Payable and Other Borrowings	—	3
Loans	Interest Income on Loans	(13)	553
Written and purchased interest rate cap agreements — mortgage-backed securities	Interest Income on Investment Securities	(697)	217
Written and purchased interest rate cap agreements — loans	Interest Income on Loans	(34)	5

Equity contracts:
Embedded written options on stock index deposits	Interest Expense on Deposits	(1)	(67)
Embedded written options on stock index notes payable	Interest Expense on Notes Payable and Other Borrowings	(30)	(113)

Total loss on derivatives		$(775)	$(3,761)

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

	Quarter ended March 31,
	2010			2009
	Loss	Loss on liabilities	Net Unrealized	Loss	Gain on liabilities	Net Unrealized
(In thousands)	on Derivatives	measured at fair value	Loss	on Derivatives	measured at fair value	Gain
Interest expense on Deposits	$(1)	$—	$(1)	$(4,426)	$7,141	$2,715
Interest expense on Notes Payable and Other Borrowings	(30)	(958)	(988)	(109)	255	146
A summary of interest rate swaps as of March 31, 2010 and December 31, 2009 follows:

	As of	As of
	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge loans):
Notional amount	$79,056	$79,567
Weighted-average receive rate at period end	2.14%	2.15%
Weighted-average pay rate at period end	6.52%	6.52%
Floating rates range from 167 to 252 basis points over 3-month LIBOR
     As of March 31, 2010, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.
9 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of March 31, 2010 and December 31, 2009 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation conducted its annual evaluation of goodwill during the fourth quarter of 2009. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the December 31, 2009 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by approximately $107.4 million, resulting in no goodwill impairment. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2010. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.
     As of March 31, 2010, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $25.9 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2009 — $41.8 million and $25.2 million, respectively). For the quarter ended March 31, 2010, the amortization expense of core deposit intangibles amounted to $0.7 million (2009 —$1.0 million). As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $3.7 million recognized during the first quarter of 2009 related to core deposits in Florida attributable to decreases in the base of core deposits acquired and recorded as part of other non-interest expenses in the Statement of (Loss) Income.
10 — VARIABLE INTEREST ENTITIES AND SERVICING ASSETS
The Corporation transfers residential mortgage loans in sale or securitization transactions in which it has continuing involvement, which includes servicing responsibilities and guarantee arrangements. All such transfers have been accounted for as sales as required by applicable accounting guidance.
When evaluating transfers and other transactions with variable interest entities for consolidation under the newly adopted guidance, the Corporation first determines if the counterparty is an entity for which a variable interest exists. If no scope exception is applicable and a variable interest exists, the Corporation then evaluates if it is the primary beneficiary of the variable interest entity and whether the entity should be consolidated or not.

Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement:
Ginnie Mae
The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards, such standards require that the Corporation repurchase loans that become delinquent. As of March 31, 2010, the Corporation serviced loans securitized through GNMA with principal balance of $341 million.
Trust Preferred Securities
In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation, sold to institutional investors $125 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The trust preferred debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations.
Grantor Trusts
     During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently the Bank is the 100% owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by the seller, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities tied to LIBOR index plus a spread. The principal payments from the underlying loans are remitted to a paying agent (the seller) who then remits interest to the Bank; interest income is shared to a certain extent with a third party financial institution that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to weighted average coupon of the securities. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as 100% holder of the certificates. As of March 31, 2010, outstanding balance of Grantor Trusts amounted to $113 million with a weighted average yield of 2.27%
     The Corporation is actively involved in the securitization of pools of FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage-backed securities. Also, certain conventional conforming-loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased.

The changes in servicing assets are shown below:

	March 31,	March 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$11,902	$8,151
Capitalization of servicing assets	1,686	1,142
Amortization	(435)	(555)
Adjustment to servicing assets for loans repurchased (1)	(559)	—

Balance before valuation allowance at end of period	12,594	8,738
Valuation allowance for temporary impairment	(180)	(1,504)

Balance at end of period	$12,414	$7,234

(1)	Amount represents the adjustment to fair value related to the repurchase of $53.5 million in principal balance of loans serviced for others
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
Changes in the impairment allowance were as follows:

	March 31,	March 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$745	$751
Temporary impairment charges	136	1,350
Recoveries	(701)	(597)

Balance at end of period	$180	$1,504

The components of net servicing income are shown below:

	March 31,	March 31,
	2010	2009
	(In thousands)
Servicing fees	$928	$651
Late charges and prepayment penalties	114	308

Servicing income, gross	1,042	959
Recovery (amortization and impairment) of servicing assets	130	(1,308)

Servicing income (loss), net	$1,172	$(349)

     The Corporation’s servicing assets are subject to prepayment and interest rate risks. Constant prepayment rate assumptions for the Corporation’s servicing assets for the quarter ended March 31, 2010 and the quarter ended March 31, 2009 were 12.7% and 24.8% for government guaranteed mortgage loans, respectively. For conventional conforming mortgage loans, the Corporation used 14.8% and 20.4% and for conventional non-conforming mortgage loans 11.5% and 18.5% for the periods ended March 31, 2010 and March 31, 2009, respectively. Discount rate assumptions used were 10.3% and 11.8% for government guaranteed mortgage loans; 9.3% and 9.2% for conventional conforming mortgage loans; and 13.1% and

13.2% for conventional non-conforming mortgage loans for the periods ended March 31, 2010 and March 31, 2009, respectively.
     At March 31, 2010, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2010, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$12,414
Fair value	$15,981
Weighted-average expected life (in years)	6.55

Constant prepayment rate (weighted-average annual rate)	13.75%
Decrease in fair value due to 10% adverse change	$355
Decrease in fair value due to 20% adverse change	$1,078

Discount rate (weighted-average annual rate)	9.92%
Decrease in fair value due to 10% adverse change	$567
Decrease in fair value due to 20% adverse change	$1,094
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
11 — DEPOSITS
The following table summarizes deposit balances:

	March 31,	December 31,
	2010	2009
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$703,394	$697,022
Savings accounts	1,934,527	1,774,273
Interest-bearing checking accounts	1,108,008	985,470
Certificates of deposit	1,779,975	1,650,866
Brokered certificates of deposit	7,352,330	7,561,416

	$12,878,234	$12,669,047

     The interest expense on deposits includes the valuation to market of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not measured at fair value and changes in fair value of callable brokered CDs measured at fair value.

     The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2010	2009
	(In thousands)
Interest expense on deposits	$60,500	$90,942
Amortization of broker placement fees (1)	5,465	7,083

Interest expense on deposits excluding net unrealized loss (gain) on derivatives and SFAS 159 brokered CDs	65,965	98,025
Net unrealized loss (gain) on derivatives and brokered CDs measured at fair value	1	(2,715)

Total interest expense on deposits	$65,966	$95,310

(1)	Related to brokered CDs not measured at fair value
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the quarter ended March 31, 2009 amounted to net interest realized of $4.7 million. No amount was recognized for the first quarter of 2010 since all interest rate swaps related to brokered CD’s were called in 2009.
12 — LOANS PAYABLE
     As of March 31, 2010, loans payable consisted of $600 million in short-term borrowings under the FED Discount Window Program bearing interest at 1.25%. The Corporation participates in the Borrower-in-Custody (“BIC”) Program of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of March 31, 2010, collateral pledged related to this credit facility amounted to $1.3 billion, mainly commercial, consumer and mortgage loans. With U.S. market conditions improving, the Federal Reserve announced in early 2010 its intention to withdraw part of the economic stimulus measures including reinstating restrictions in the use of Discount Window borrowings, thereby returning to its function as a lender of last resort. The Corporation expects to repay the $600 million outstanding on or before June 30, 2010.
13 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Repurchase agreements, interest ranging from 0.94% to 5.39% (2009 — 0.23% to 5.39%)	$2,500,000	$3,076,631

Repurchase agreements mature as follows:

March 31,
2010
(In thousands)
One to thirty days	$—
Over thirty to ninety days	100,000
Over ninety days to one year	100,000
One to three years	1,500,000
Three to five years	800,000

Total	$2,500,000

As of March 31, 2010 and December 31, 2009, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.
Repurchase agreements as of March 31, 2010, grouped by counterparty, were as follows:

		Weighted-Average
Counterparty	Amount	Maturity (In Months)
Credit Suisse First Boston	$700,000	31
Citigroup Global Markets	600,000	34
Barclays Capital	500,000	20
Dean Witter / Morgan Stanley	300,000	27
JP Morgan Chase	300,000	37
UBS Financial Services, Inc.	100,000	28

	$2,500,000

14 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
Following is a summary of the advances from the FHLB:

	March 31,	December 31,
	2010	2009
	(In thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.20% (2009 — 3.21%)	$960,440	$978,440

Advances from FHLB mature as follows:

March 31,
2010
(In thousands)
One to thirty days	$5,000
Over thirty to ninety days	15,000
Over ninety days to one year	400,000
One to three years	462,000
Three to five years	78,440

Total	$960,440

     As of March 31, 2010, the Corporation had additional capacity of approximately $463.9 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.
15 — NOTES PAYABLE
Notes payable consist of:

	March 31,	December 31,
	2010	2009
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of March 31, 2010 and December 31, 2009) maturing on October 18, 2019, measured at fair value	$14,319	$13,361

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,660	6,542

Series B maturing on May 27, 2011	7,334	7,214

Total	$28,313	$27,117

16 — OTHER BORROWINGS
Other borrowings consist of:

	March 31,	December 31,
	2010	2009
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.01% as of March 31, 2010 and 3.00% as of December 31, 2009)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.78% as of March 31, 2010 and 2.75% as of December 31, 2009)	128,866	128,866

Total	$231,959	$231,959

17 — STOCKHOLDERS’ EQUITY
Common stock
     As of March 31, 2010, the Corporation had 250,000,000 authorized shares of common stock with a par value of $1 per share. As of March 31, 2010 and December 31, 2009, there were 102,440,522 shares issued and 92,542,722 shares outstanding. In February 2009, the Corporation’s Board of Directors declared a first quarter cash dividend of $0.07 per common share which was paid on March 31, 2009 to common stockholders of record on March 15, 2009 and in May 2009 declared a second quarter dividend of $0.07 per common share which was paid on June 30, 2009 to common stockholders of record on June 15, 2009. On July 30, 2009, the Corporation announced the suspension of common and preferred dividends effective with the preferred dividend for the month of August 2009.
     On April 27, 2010, First BanCorp’s stockholders approved a proposal to increase the number of shares of common stock the Corporation is authorized to issue from 250 million shares to 750 million shares. With the approval of this proposal, the Corporation may have enough authorized shares of common stock to enable it to raise additional capital to provide additional protection from the possibility that, due to the current economic situation in Puerto Rico that has impacted the Corporation’s asset quality and earnings performance, First BanCorp will have to recognize additional loan loss reserves against its loan portfolio and absorb the potential future credit losses associated with the disposition of non performing assets. The Corporation is also considering a rights offering to existing stockholders and possible exchange offers to holders of its preferred stock. Refer to Note 1 for additional information.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2010 and 2009 by the Corporation. As of March 31, 2010 and December 31, 2009, of the total amount of common stock repurchased in prior years, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
Preferred stock
     The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of March 31, 2010, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock which trade on the NYSE: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% noncumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on the non-convertible non-cumulative preferred stock for the first quarter of 2009 amounted to $10.1 million; consistent with the Corporation’s announcement in July 2009, no dividends have been declared for the three-month period ended March 31, 2010.
     In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. The Series F Preferred Stock has a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury a 10-year warrant (the “Warrant”) to purchase 5,842,259 shares of the Corporation’s common stock at an exercise price of $10.27 per share. The Corporation registered the Series F Preferred Stock, the Warrant and the shares of common stock underlying the Warrant for sale under the Securities Act of 1933. The Corporation recorded the total $400 million of the Series F Preferred Stock and the Warrant at their relative fair values of $374.2 million and $25.8 million, respectively. The Series F Preferred Stock was valued using a discounted cash flow analysis and applying a discount rate of 10.9%. The difference from the par amount of the Series F Preferred Stock is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends. The Cox-Rubinstein binomial model was used to estimate the value of the Warrant with a strike price calculated, pursuant to the Securities Purchase Agreement with the U.S. Treasury, based on the average closing prices of the common stock on the 20 trading days ending the last day prior to the date of approval to participate in the Program. No credit risk was assumed given the Corporation’s availability of authorized, but unissued common shares, as well as its intention of reserving sufficient shares to satisfy the exercise of the warrants. The volatility parameter input was the historical 5-year common stock price volatility.
     The Series F Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series F Preferred Stock accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series F Preferred Stock ranks pari passu with the Corporation’s existing Series A through E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement relating to this issuance contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. As of March 31, 2010, cumulative preferred dividends not declared amounted to $17.6 million, including $5.0 million corresponding to the first quarter of 2010.
     The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
• diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 6% of the Corporation’s shares of common stock as of March 31, 2010);
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
18 — INCOME TAXES
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
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). The PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code. Under the PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009, the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entities (“IBEs”) of the the Corporation and the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For the quarter ended March 31, 2010, the Corporation recorded income tax expense of $6.9 million related to the operations of profitable subsidiaries and an increase in the valuation allowance, compared to an income tax benefit of $14.2 million for the same period in 2009. The variance in income tax expense mainly resulted from non-cash charges of approximately $40.9 million to increase the valuation allowance of the Corporation’s deferred tax asset. Most of the increase is related to deferred tax assets created in 2010 that were fully reserved. Approximately $3.5 million of the increase to the valuation allowance was related to deferred tax assets created before 2010 and the remaining income tax expense is related to the operations of profitable subsidiaries. As of March 31, 2010, the deferred tax asset, net of a valuation allowance of $232.6 million, amounted to $104.5 million compared to $109.2 million as of December 31, 2009.
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
     In assessing the weight of positive and negative evidence, a significant negative factor that has resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary FirstBank Puerto Rico continues in a three-year historical cumulative loss as of the end of the first quarter of 2010, mainly as a result of charges to the provision for loan and lease losses, especially in the construction loan portfolio in both, Puerto Rico and Florida markets, as a result of the economic downturn. As of March 31, 2010, management concluded that $104.5 million of the deferred tax assets will be realized. In assessing the likelihood of realizing the deferred tax assets, management has considered all four sources of taxable income mentioned above and, even though the Corporation expects to be profitable in the near future to realize the deferred tax asset, given current uncertain economic conditions, the Corporation has only relied on tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Among the most significant tax-planning strategies identified are: (i) sale of appreciated assets, (ii) consolidation of profitable and unprofitable companies (in Puerto Rico each company files a separate tax return; no consolidated tax returns are permitted), and (iii) deferral of deductions without affecting its utilization. Management will continue monitoring the likelihood of realizing the deferred tax assets in future periods. If future events differ from management’s March 31, 2010 assessment, an additional valuation allowance may need to be established which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity or cash flow, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future.
     The income tax provision in 2010 and 2009 was also impacted by adjustments to deferred tax amounts as a result of the aforementioned changes to the PR Code enacted tax rates. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized and an adjustment of $6.4 million was recorded in the first quarter of 2010.
     FASB guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under the authoritative accounting guidance, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefits (“UTB”).
     During the second quarter of 2009, the Corporation reversed UTBs by $10.8 million and related accrued interest of $5.3 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. There were no UTBs outstanding as of March 31, 2010 and December 31, 2009.

     The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. For the first quarter of 2009, the total amount of interest recognized by the Corporation as part of income tax expense was $0.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.
19 — FAIR VALUE
Fair Value Option
Medium-Term Notes
     The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of March 31, 2010 and December 31, 2009, these medium-term notes had a fair value of $14.3 million and $13.4 million, respectively, and principal balance of $15.4 million recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.
     Medium-term notes for which the Corporation elected the fair value option were priced using observable market data in the institutional markets.
Callable brokered CDs
     In the past, the Corporation also measured at fair value callable brokered CDs. All of the brokered CDs measured at fair value were called during 2009.
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
Level 1- Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.
Level 2- Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., medium-term notes elected to be measured at fair value) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Level 3- Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
     For the quarter ended March 31, 2010, there have been no transfers into and out of Level 1 and Level 2 measurements of the fair value hierarchy.
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
     The following table presents the estimated fair value and carrying value of financial instruments as of March 31, 2010 and December 31, 2009.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	3/31/2010	3/31/2010	12/31/2009	12/31/2009
		(In thousands)
Assets:
Cash and due from banks and money market investments	$1,330,199	$1,330,199	$704,084	$704,084
Investment securities available for sale	3,470,988	3,470,988	4,170,782	4,170,782
Investment securities held to maturity	564,931	590,322	601,619	621,584
Other equity securities	69,680	69,680	69,930	69,930
Loans receivable, including loans held for sale	13,293,494		13,949,226
Less: allowance for loan and lease losses	(575,303)		(528,120)

Loans, net of allowance	12,718,191	12,132,999	13,421,106	12,811,010

Derivatives, included in assets	5,147	5,147	5,936	5,936

Liabilities:
Deposits	12,878,234	13,010,299	12,669,047	12,801,811
Loans payable	600,000	600,000	900,000	900,000
Securities sold under agreements to repurchase	2,500,000	2,670,138	3,076,631	3,242,110
Advances from FHLB	960,440	1,002,059	978,440	1,025,605
Notes Payable	28,313	27,115	27,117	25,716
Other borrowings	231,959	95,349	231,959	80,267
Derivatives, included in liabilities	6,453	6,453	6,467	6,467
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of March 31, 2010				As of December 31, 2009
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale :
Equity securities	$183	$—	$—	$183	$303	$—	$—	$303
U.S. Treasury Securities	49,897	—	—	49,897	—	—	—	—
Callable U.S. agency debt and MBS	—	3,203,654	—	3,203,654	—	3,949,799	—	3,949,799
Puerto Rico Government Obligations	—	136,371	—	136,371	—	136,326	—	136,326
Private label MBS	—	—	80,883	80,883	—	—	84,354	84,354
Derivatives, included in assets:
Interest rate swap agreements	—	330	—	330	—	319	—	319
Purchased interest rate cap agreements	—	70	3,487	3,557	—	224	4,199	4,423
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	1,260	—	1,260	—	1,194	—	1,194
Liabilities:								—
Medium-term notes	—	14,319	—	14,319	—	13,361	—	13,361
Derivatives, included in liabilities:
Interest rate swap agreements	—	5,091	—	5,091	—	5,068	—	5,068
Written interest rate cap agreements	—	66	—	66	—	201	—	201
Embedded written options on stock index deposits and notes payable	—	1,296	—	1,296	—	1,198	—	1,198

Changes in Fair Value for the Quarter Ended
March 31, 2010, for Items Measured at Fair Value Pursuant
to Election of the Fair Value Option
Unrealized Losses
and Interest Expense
included in
(In thousands)	Current-Period Earnings(1)
Medium-term notes	$(1,029)

(1)	Changes in fair value for the quarter ended March 31, 2010 include interest expense on medium-term notes of $0.1 million. Interest expense on medium-term notes that have been elected to be carried at fair value is recorded in interest expense in the Consolidated Statements of (Loss) Income based on such instruments’ contractual coupons.

	Changes in Fair Value for the Quarter Ended
	March 31, 2009, for Items Measured at Fair Value Pursuant
	to Election of the Fair Value Option
			Total
			Changes in Fair Value
	Unrealized Gain and	Unrealized Gain and	Unrealized (Losses) Gains
	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)
Callable brokered CDs	$(1,781)	$—	$(1,781)
Medium-term notes	—	43	43

	$(1,781)	$43	$(1,738)

(1)	Changes in fair value for the Quarter ended March 31, 2009 include interest expense on callable brokered CDs of $8.9 million and interest expense on medium- term notes of $0.2 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value is recorded in interest expense in the Consolidated Statements of (Loss) Income based on such instruments’ contractual coupons.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2010 and 2009.

Level 3 Instruments Only

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended March 31, 2010)		(Quarter Ended March 31, 2009)
		Securities		Securities
(In thousands)	Derivatives (1)	Available For Sale (2)	Derivatives (1)	Available For Sale (2)
Beginning balance	$4,199	$84,354	$760	$113,983
Total gains or (losses) (realized/unrealized):
Included in earnings	(712)	—	222	—
Included in other comprehensive income	—	323	—	1,128
Principal repayments and amortization	—	(3,794)	—	(4,129)

Ending balance	$3,487	$80,883	$982	$110,982

(1)	Amounts related to the valuation of interest rate cap agreements.

(2)	Amounts mostly related to private label mortgage-backed securities.
     The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2010 and 2009 for Level 3 assets and liabilities that are still held at the end of each period.
Level 3 Instruments Only

	Changes in	Changes in
	Unrealized Gains (Losses)	Unrealized Gains (Losses)
	(Quarter Ended March 31, 2010)	(Quarter Ended March 31, 2009)
(In thousands)	Derivatives	Derivatives
Changes in unrealized losses relating to assets still held at reporting date(1) (2):
Interest income on loans	$(15)	$5
Interest income on investment securities	(697)	217

	$(712)	$222

(1)	Amounts represent valuation of interest rate cap agreements

(2)	Unrealized losses of $0.3 million, and $1.1 million on Level 3 available-for-sale securities was recognized as part of other comprehensive income for the quarters ended March 31, 2010 and 2009 respectively.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

     As of March 31, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded
				for the Quarter
	Carrying value as of March 31, 2010			Ended March 31,
	Level 1	Level 2	Level 3	2010
		(In thousands)
Loans receivable (1)	$—	$—	$1,390,467	$137,767
Other Real Estate Owned (2)	—	—	73,444	1,195
Loans held for sale (3)	—	19,927	—	140

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

(3)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.
     As of March 31, 2009, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded
				for the Quarter
	Carrying value as of March31, 2009			Ended March 31,
	Level 1	Level 2	Level 3	2009
		(In thousands)
Loans receivable (1)	$—	$—	$360,442	$31,361
Other Real Estate Owned (2)	—	—	49,434	3,173
Core deposit intangible (3)	—	—	7,952	3,718

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan to the OREO portfolio.

(3)	Amount represents core deposit intangible in Florida. The impairment was generally measured based on internal information about decreases in the base of core deposits acquired upon the acquisition of FirstBank Florida.
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

Investment securities available for sale and held to maturity
     The fair value of investment securities is the market value based on quoted market prices (as is the case with equity securities and U.S. Treasury notes), when available, or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations. Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation.
     Private label mortgage-backed securities are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation is derived from a model and represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a nonrated security and utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 4- Investment securities for additional information about assumptions used in the valuation of private label MBS.
Other equity securities
     Equity or other securities that do not have a readily available fair value are stated at the net realizable value, which management believes is a reasonable proxy for their fair value. This category is principally composed of stock that is owned by the Corporation to comply with FHLB regulatory requirements. Their realizable value equals their cost as these shares can be freely redeemed at par.
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
Derivative instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any mark to market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.
     Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” are valued using models that consider unobservable market parameters (Level 3). Reference caps are used mainly to hedge interest rate risk inherent in private label mortgage-backed securities, thus are tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. Significant inputs used for fair value determination consist of specific characteristics such as information used in the prepayment model which follows the amortizing schedule of the underlying loans, which is an unobservable input. The valuation model uses the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and are used to build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of each caplet is then discounted from each payment date.
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.5 million as of March 31, 2010, which includes an unrealized loss of $0.1 million recorded in the first quarter of 2010 and an unrealized loss of $0.5 million for the first quarter of 2009.
Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net loss from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the first quarter of 2010 amounted to $1.0 million, compared to an unrealized gain of $0.3 million for the first quarter of 2009. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $1.6 million as of March 31, 2010.
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

20 — SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information follows:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Cash paid for:
Interest on borrowings	$98,088	$158,578
Income tax	—	—

Non-cash investing and financing activities:

Additions to other real estate owned	18,930	25,402
Additions to auto repossesion	18,909	19,626
Capitalization of servicing assets	1,686	1,142
Loan securitizations	57,204	73,411
21 — SEGMENT INFORMATION
          Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of March 31, 2010, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
          Starting in the fourth quarter of 2009, the Corporation realigned its reporting segments to better reflect how it views and manages its business. Two additional operating segments were created to evaluate the operations conducted by the Corporation, outside of Puerto Rico. Operations conducted in the United States and in the Virgin Islands are now individually evaluated as separate operating segments. This realignment in the segment reporting essentially reflects the effect of restructuring initiatives, including the merger of FirstBank Florida operations with and into FirstBank, and will allow the Corporation to better present the results from its growth focus.
          Prior to the third quarter of 2009, the operating segments were driven primarily by the Corporation’s legal entities. FirstBank operations conducted in the Virgin Islands and through its loan production office in Miami, Florida were reflected in the Corporation’s then four reportable segments (Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments) while the operations conducted by FirstBank Florida were reported as part of a category named “Other”. In the third quarter of 2009, as a result of the aforementioned merger, the operations of FirstBank Florida were reported as part of the four reportable segments. Starting in the first quarter of 2010, activities related to auto floor plan financings previously included as part of Consumer (Retail) Banking are now included as part of the Commercial and Corporate Banking segment. The changes in the fourth quarter of 2009 and first quarter of 2010 reflected a further realignment of the organizational structure as a result of management changes. Prior period amounts have been reclassified to conform to current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation.
          The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings as well as other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also lends funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services. The Virgin Islands operations segment consists of all banking activities conducted by the Corporation in the U.S. and British Virgin Islands, including commercial and retail banking services and insurance activities.
          The accounting policies of the segments are the same as those referred to in Note 1 to the Corporation’s financial statements for the year ended December 31, 2009 contained in the Corporation’s Annual Report or Form 10-K.
          The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
(In thousands)	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the quarter ended March 31, 2010:
Interest income	$39,924	$47,537	$58,970	$42,774	$13,930	$17,853	$220,988
Net (charge) credit for transfer of funds	(33,769)	2,852	(9,100)	40,017	—	—	—
Interest expense	—	(13,568)		(77,740)	(11,267)	(1,550)	(104,125)

Net interest income	6,155	36,821	49,870	5,051	2,663	16,303	116,863

Provision for loan and lease losses	(16,015)	(12,494)	(59,447)	—	(71,201)	(11,808)	(170,965)
Non-interest income	2,251	7,308	1,601	30,585	154	3,427	45,326
Direct non-interest expenses	(8,078)	(23,961)	(17,586)	(1,633)	(9,318)	(11,026)	(71,602)

Segment (loss) income	$(15,687)	$7,674	$(25,562)	$34,003	$(77,702)	$(3,104)	$(80,378)

Average earnings assets	$2,708,763	$1,667,043	$6,452,243	$5,466,721	$1,261,836	$1,041,767	$18,598,373

For the quarter ended March 31, 2009:
Interest income	$39,480	$51,369	$60,657	$69,756	$19,302	$17,759	$258,323
Net (charge) credit for transfer of funds	(29,131)	(1,332)	(26,295)	56,758	—	—	—
Interest expense	—	(16,013)	—	(103,772)	(13,870)	(3,070)	(136,725)

Net interest income	10,349	34,024	34,362	22,742	5,432	14,689	121,598
Provision for loan and lease losses	(8,017)	(3,050)	(27,193)	—	(15,065)	(6,104)	(59,429)
Non-interest income	862	7,832	1,246	17,523	111	2,479	30,053
Direct non-interest expenses	(7,029)	(23,671)	(8,738)	(1,722)	(11,222)	(11,508)	(63,890)

Segment (loss) income	$(3,835)	$15,135	$(323)	$38,543	$(20,744)	$(444)	$28,332

Average earnings assets	$2,625,936	$1,831,093	$6,088,032	$5,558,749	$1,488,748	$992,847	$18,585,405

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter ended March 31,
	2010	2009
	(In thousands)
Net (loss) income:
Total (loss) income for segments and other	$(80,378)	$28,332
Other operating expenses	(19,760)	(20,638)

Income before income taxes	(100,138)	7,694
Income tax (expense) benefit	(6,861)	14,197

Total consolidated net (loss) income	$(106,999)	$21,891

Average assets:
Total average earning assets for segments	$18,598,373	$18,585,405
Average non-earning assets	716,679	724,662

Total consolidated average assets	$19,315,052	$19,310,067

22 — COMMITMENTS AND CONTINGENCIES
          The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2010, commitments to extend credit amounted to approximately $1.3 billion and standby letters of credit amounted to approximately $97.5 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.
          Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of March 31, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of March 31, 2010 amounted to approximately $64.5 million.
          The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements, was not part of a financing agreement, and ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan/ Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclay’s Capital in New York. After Barclay’s refusal to turn over the securities, the Corporation, during the month of December 2009, filed a lawsuit against Barclay’s Capital in federal court in New York demanding the return of the securities.
          During the month of February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable based causes of actions, upon which the return of the investment securities are being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. A scheduling conference for purposes of having the parties agree to a discovery time table has been set for June 1, 2010. While the Corporation believes it has valid reasons to support its claim for the return of the securities, no assurances can be given that it will ultimately succeed in its litigation against Barclay’s Capital to recover all or a substantial portion of the securities.
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
          As of March 31, 2010, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

23 — FIRST BANCORP (Holding Company Only) Financial Information
          The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2010 and December 31, 2009 and the results of its operations for the quarters ended March 31, 2010 and 2009.

	As of	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Assets
Cash and due from banks	$54,192	$55,423
Money market investments	300	300
Investment securities available for sale, at market:
Equity investments	183	303
Other investment securities	1,300	1,550
Investment in FirstBank Puerto Rico, at equity	1,645,067	1,754,217
Investment in FirstBank Insurance Agency, at equity	7,177	6,709
Investment in PR Finance, at equity	3,110	3,036
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	3,681	3,194

Total assets	$1,721,969	$1,831,691

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	1,467	669

Total liabilities	233,426	232,628

Stockholders’ equity	1,488,543	1,599,063

Total Liabilities & Stockholders’ Equity	$1,721,969	$1,831,691

	Quarter Ended
	March 31,	March 31,
	2010	2009
	(In thousands)
Income:
Interest income on other investments	$—	$1
Dividends from FirstBank Puerto Rico	751	19,977
Other income	50	72

	801	20,050

Expense:
Notes payable and other borrowings	1,672	2,438
Other operating expenses	689	411

	2,361	2,849

Net loss on investments and impairments	(600)	(388)

(Loss) income before income taxes and equity
in undistributed (losses) earnings of subsidiaries	(2,160)	16,813
Income tax benefit	—	8

Equity in undistributed (losses) earnings of subsidiaries	(104,839)	5,070

Net (loss) income	$(106,999)	$21,891

24 — SUBSEQUENT EVENTS
The Company has performed an evaluation of events occurring subsequent to March 31, 2010, management has determined that there are no events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

	Quarter Ended
SELECTED FINANCIAL DATA	March 31,	March 31,
(In thousands, except for per share and financial ratios)	2010	2009
Condensed Income Statements:
Total interest income	$220,988	$258,323
Total interest expense	104,125	136,725
Net interest income	116,863	121,598
Provision for loan and lease losses	170,965	59,429
Non-interest income	45,326	30,053
Non-interest expenses	91,362	84,528
(Loss) income before income taxes	(100,138)	7,694
Income tax (expense) benefit	(6,861)	14,197
Net (loss) income	(106,999)	21,891
Net (loss) income attributable to common stockholders	(113,151)	6,773

Per Common Share Results:
Net (loss) income per share basic	$(1.22)	$0.07
Net (loss) income per share diluted	$(1.22)	$0.07
Cash dividends declared	$—	$0.07
Average shares outstanding	92,521	92,511
Average shares outstanding diluted	92,521	92,511
Book value per common share	$6.04	$11.37
Tangible book value per common share (1)	$5.56	$10.86

Selected Financial Ratios (In Percent):

Profitability:
Return on Average Assets	(2.25)	0.45
Interest Rate Spread (2)	2.45	2.47
Net Interest Margin (2)	2.73	2.85
Return on Average Total Equity	(27.07)	4.66
Return on Average Common Equity	(68.06)	2.65
Average Total Equity to Average Total Assets	8.30	9.73
Tangible common equity ratio (1)	2.74	5.11
Dividend payout ratio	—	95.72
Efficiency ratio (3)	56.33	55.74

Asset Quality:
Allowance for loan and lease losses to loans receivable	4.33	2.24
Net charge-offs (annualized) to average loans	3.65	1.16
Provision for loan and lease losses to net charge-offs	138.12	154.66
Non-performing assets to total assets	9.49	3.92
Non-performing loans to total loans receivable	12.35	5.27
Allowance to total non-performing loans	35.09	42.49

Allowance to total non-performing loans excluding residential real estate loans	48.24	76.28

Other Information:

Common Stock Price: End of period	$2.41	$4.26

	As of	As of
	March 31,	March 31,
	2010	2009
Balance Sheet Data:
Loans and loans held for sale	$13,293,494	$13,533,087
Allowance for loan and lease losses	575,303	302,531
Money market and investment securities	4,760,247	5,506,997
Intangible assets	44,032	47,371
Deferred tax asset, net	104,457	140,851
Total assets	18,850,964	19,709,150
Deposits	12,878,234	11,619,348
Borrowings	4,320,712	5,903,751
Total preferred equity	929,660	925,162
Total common equity	535,935	969,327
Accumulated other comprehensive income, net of tax	22,948	82,751
Total equity	1,488,543	1,977,240

1-	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.

2-	On a tax- equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non- gaap measure).

3-	Non-interest expenses to the sum of net interest income and non- interest income. The denominator includes non- recurring income and changes in the fair value of derivative instruments and financial liabilities measured at fair value.

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
Consolidation of the Puerto Rico Banking Industry
Significant changes took place in the Puerto Rico banking market at the end of the day on April 30, 2010. Three banks on the island, all operating under consent orders, ceased operations by order of the Commissioner of Financial Institutions in Puerto Rico. The FDIC was appointed receiver for all three banks. The deposits and assets of these three banks were acquired immediately from the FDIC as receiver by three other local banks in Puerto Rico. The combined assets of these three shuttered institutions were approximately one quarter of the total commercial banking assets in Puerto Rico.
The Corporation believes that the reduced number of competitors in the Puerto Rico market will provide opportunities for continued rationalization of both asset and liability pricing. In addition, the Corporation sees potential for organic share growth, and therefore will continue its successful deposit and customer acquisition strategies. First BanCorp will seek additional lending opportunities in selected business segments, with both present and potential customers.
OVERVIEW OF RESULTS OF OPERATIONS
     First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the first quarter ended March 31, 2010, non-interest expenses (such as personnel, occupancy, insurance premiums and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), the results of its hedging activities, gains (losses) on investments, gains (losses) on mortgage banking activities, and income taxes.

     Net loss for the quarter ended March 31, 2010 amounted to $107.0 million or $(1.22) per diluted common share, compared to net income of $21.9 million or $0.07 per diluted common share for the quarter ended March 31, 2009. The Corporation’s financial results for the first quarter of 2010, as compared to the first quarter of 2009, were principally impacted by (i) an increase of $111.5 million in the provision for loan and lease losses associated with the increase in the volume of non-performing and impaired loans that required additions to specific reserves and adjustments to loss factors used to determine general reserves to account for increases in charge-offs and for sustained weak economic conditions, (ii) a decrease of $21.1 million in income tax benefit, affected by a non-cash increase of $40.9 million in the Corporation’s deferred tax asset valuation allowance as most of the deferred tax assets created in 2010 were fully reserved, (iii) an increase of $6.8 million in non-interest expenses driven by an increase of $11.8 million in the FDIC deposit insurance premium partially offset by reductions in employees’ compensation and benefit expenses and business promotions as well as lower losses related to real estate owned (REO) operations, and (iv) an unfavorable variance of $5.4 million in fair value adjustments related to derivative instruments and certain financial liabilities. These factors were partially offset by an increase of $15.3 million in non-interest income primarily due to a gain of $10.7 million on the sale of the remaining VISA Class C shares, higher gains on the sale of U.S. agency mortgage-backed securities (“MBS”), and higher gains from mortgage banking activities.
     The key drivers of the Corporation’s financial results for the quarter ended March 31, 2010 include the following:
•	Net interest income for the quarter ended March 31, 2010 was $116.9 million, compared to $121.6 million for the same period in 2009. The decrease is mainly associated with an adverse fluctuation of $5.4 million in the market value of derivative instruments and financial liabilities measured at fair value. Excluding fair value adjustments, net interest income increased by $0.6 million to $118.6 million for the first quarter of 2010 from $118.0 million for the first quarter of 2009. The net interest margin, on an adjusted tax-equivalent basis, for the quarter ended March 31, 2010 was 2.73% compared to 2.85% for the same period in 2009. The slight increase in absolute terms was mainly related to the favorable impact of lower deposit pricing and the strong core deposit growth that mitigated margin compressions related to the higher non-accrual loan levels, that more than double the year-ago level, offset by the adverse impact of maintaining higher than normal liquidity levels. Refer to the “Net Interest Income” discussion below for additional information.

•	For the first quarter of 2010, the Corporation’s provision for loan and lease losses amounted to $171.0 million, compared to $59.4 million for the same period in 2009. Refer to the discussion under “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The increase in the provision for 2010 was primarily due to increases to specific reserves on impaired loans, adversely impacted by lower collateral values, as well as increases in charge-offs and the sustained deterioration of economic conditions that have caused increases in reserve loss factors used to determine general reserves. Much of the increase in the provision is related to the construction, commercial and residential mortgage loans portfolio in both the Puerto Rico and Florida market.

The Corporation’s net charge-offs for the first quarter of 2010 were $123.8 million or 3.65% of average loans on an annualized basis, compared to $38.4 million or 1.16% of average loans on an annualized basis for the same period in 2009. Net charge-offs of all major loan categories, with the exception of consumer loans, experienced significant increases. Refer to the “Provision for Loan and Lease Losses” and “Risk Management — Non-performing assets and Allowance for Loan and Lease Losses” sections below for additional information.

•	For the quarter ended March 31, 2010, the Corporation’s non-interest income amounted to $45.3 million, compared to $30.0 million for the quarter ended March 31, 2009. The increase was mainly due to a gain of $10.7 million on the sale of the remaining VISA Class C shares, an increase of $2.9 million on realized gains on the sale of other investment securities (mainly U.S. agency MBS), and a $1.7 million increase in gains from mortgage banking activities as lower prepayment rates positively impacted the value of servicing assets. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the first quarter of 2010 amounted to $91.4 million, compared to $84.5 million for the same period in 2009. The increase is mainly related to an increase of $11.8 million in the FDIC deposit insurance premium and a $2.1 million increase in professional fees as the Corporation continued the implementation of key business strategies and dealing with higher legal expenses in workout and foreclosure procedures. This was partially offset by a decrease of $2.5 million in employees’ compensation, a $1.7 million reduction in losses on REO operations, a $0.9 million decrease in business promotion expenses and the impact in 2009 of a $3.8 million impairment charge associated with the core deposit intangible assets in its Florida operations. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the first quarter of 2010, the Corporation recorded an income tax expense of $6.9 million, compared to an income tax benefit of $14.2 million for the same period in 2009. The variance is mainly due to increases in the valuation allowance against deferred tax asset. Most of the deferred tax assets created in 2010 were fully reserved. Refer to the “Income Taxes” discussion below for additional information.

•	Total assets as of March 31, 2010 amounted to $18.9 billion, a decrease of $777.5 million compared to total assets as of December 31, 2009. The decrease in total assets was primarily a result of a decrease of $736.7 million in investment securities and a net decrease of $702.9 million in the loan portfolio, partially offset by an increase of $626.1 million in cash and cash equivalents. The decrease in assets is consistent with the Corporation’s decision to deleverage its balance sheet to, among other things and in line with market trends, strengthen its capital position. With respect to cash and cash equivalents amounts, a key objective in 2010 was to strengthen balance sheet liquidity due to potential disruptions from the consolidation of the Puerto Rico banking industry. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•	As of March 31, 2010, total liabilities amounted to $17.4 billion, a decrease of approximately $667.0 million, as compared to $18.0 billion as of December 31,

2009. The decrease in total liabilities is mainly attributable to a decrease of $576.6 million in repurchase agreements, mainly maturing short-term repurchase agreements, and a decrease of $300 million in advances from the Federal Reserve (“FED”). This was partially offset by an increase of $209.2 million in total deposits, mainly core deposits in both the Florida and Puerto Rico markets. Brokered certificates of deposit (“CDs”) decreased by $209.1 million. Refer to the “Risk Management — Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	The Corporation’s stockholders’ equity amounted to $1.5 billion as of March 31, 2010, a decrease of $110.5 million compared to the balance as of December 31, 2009, driven by the net loss of $107.0 million for the first quarter, as well as a decrease of $3.5 million in accumulated other comprehensive income. As previously reported, the Corporation decided to suspend the payment of common and preferred dividends, effective with the preferred dividend for the month of August 2009. Refer to the “Risk Management — Capital” section below for additional information, including information about strategies to increase the Corporation’s common equity.

•	Total loan production, including purchases, for the quarter ended March 31, 2010 was $637 million, compared to $1.3 billion for the comparable period in 2009. The decrease in loan production during 2010, as compared to the first quarter of 2009, was mainly associated with the reduction in credit facilities extended to the Puerto Rico Government and in construction loan originations.

•	Total non-accrual loans as of March 31, 2010 were $1.63 billion, compared to $1.56 billion as of December 31, 2009. The increase of $75.5 million, or 4.83%, in non-accrual loans from December 31, 2009 was led by increases in construction and commercial mortgage loans. Total non-accrual construction loans increased $51.1 million, or 8%, from December 31, 2009 mainly concentrated in three relationships in Puerto Rico. Non-accrual commercial mortgage loans increased by $33.9 million, or 17%, from the end of the year 2009 spread through the Corporation’s geographic segments. Non-accrual residential mortgage loans increased by $5.0 million mainly in Puerto Rico, which was adversely affected by the continued trend of higher unemployment rates affecting consumers, partially offset by a decrease in the Florida portfolio. Non-accrual commercial and industrial (C&I) loans decreased by $13.2 million, including a $15.0 million charge-off associated with a loan extended to a local financial institution in Puerto Rico. The levels of non-accrual consumer loans, including finance leases, remained stable showing a $1.4 million decrease during the first quarter of 2010. Refer to the “Risk Management - Non-accruing and Non-performing Assets” section below for additional information.

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
     The Corporation’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp’s 2009 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2009.
RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2010 was $116.9 million compared to $121.6 million for the comparable period in 2009. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter ended March 31, 2010 was $128.5 million compared to $132.4 million for the comparable period of 2009.
     The following tables include a detailed analysis of net interest income. Part I presents average volumes and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period rates), and (ii) changes in rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.
     The net interest income is computed on an adjusted tax-equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to discussions below) and excluding: (1) the change in the fair value of derivative instruments and (2) unrealized gains or losses on liabilities measured at fair value.
Part I

	Average Volume		Interest income(1) /expense		Average Rate(1)
	2010	2009	2010	2009	2010	2009
Quarter ended March 31,			(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$904,600	$114,837	$436	$91	0.20%	0.32%
Government obligations (2)	1,283,568	1,141,091	8,820	19,601	2.79%	6.97%
Mortgage-backed securities	3,266,239	4,254,355	40,582	63,421	5.04%	6.05%
Corporate bonds	2,000	7,711	29	33	5.88%	1.74%
FHLB stock	68,380	71,119	843	360	5.00%	2.05%
Equity securities	1,802	2,360	15	18	3.38%	3.09%

Total investments (3)	5,526,589	5,591,473	50,725	83,524	3.72%	6.06%

Residential mortgage loans	3,554,096	3,496,429	53,599	54,049	6.12%	6.27%
Construction loans	1,483,314	1,545,731	8,753	14,102	2.39%	3.70%
C&I and commercial mortgage loans	6,652,754	6,110,754	67,404	64,145	4.11%	4.26%
Finance leases	313,899	360,276	6,343	7,582	8.20%	8.53%
Consumer loans	1,565,404	1,725,350	44,820	48,594	11.61%	11.42%

Total loans (4) (5)	13,569,467	13,238,540	180,919	188,472	5.41%	5.77%

Total interest-earning assets	$19,096,056	$18,830,013	$231,644	$271,996	4.92%	5.86%

Interest-bearing liabilities:
Brokered CDs	$7,452,195	$7,461,148	$44,382	$72,833	2.42%	3.96%
Other interest-bearing deposits	4,678,391	4,027,725	21,583	25,192	1.87%	2.54%
Loans payable	804,444	297,556	2,177	346	1.10%	0.47%
Other borrowed funds	3,004,155	3,651,695	27,300	32,922	3.69%	3.66%
FHLB advances	971,596	1,246,373	7,694	8,292	3.21%	2.70%

Total interest-bearing liabilities (6)	$16,910,781	$16,684,497	$103,136	$139,585	2.47%	3.39%

Net interest income			$128,508	$132,411

Interest rate spread					2.45%	2.47%
Net interest margin					2.73%	2.85%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBEs) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accrual loans.

(5)	Interest income on loans includes $3.1 million and $2.8 million for the first quarter of 2010 and 2009, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended March 31,
	2010 compared to 2009
	Increase (decrease)
	Due to:
	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:
Money market & other short-term investments	$508	$(163)	$345
Government obligations	1,812	(12,593)	(10,781)
Mortgage-backed securities	(13,301)	(9,538)	(22,839)
Corporate bonds	(54)	50	(4)
FHLB stock	(28)	511	483
Equity securities	(4)	1	(3)

Total investments	(11,067)	(21,732)	(32,799)

Residential mortgage loans	896	(1,346)	(450)
Construction loans	(549)	(4,800)	(5,349)
C&I and commercial mortgage loans	5,645	(2,386)	3,259
Finance leases	(946)	(293)	(1,239)
Consumer loans	(4,579)	805	(3,774)

Total loans	467	(8,020)	(7,553)

Total interest income	(10,600)	(29,752)	(40,352)

Interest expense on interest-bearing liabilities:
Brokered CDs	(87)	(28,364)	(28,451)
Other interest-bearing deposits	3,610	(7,219)	(3,609)
Loan payable	1,029	802	1,831
Other borrowed funds	(5,904)	282	(5,622)
FHLB advances	(2,026)	1,428	(598)

Total interest expense	(3,378)	(33,071)	(36,449)

Change in net interest income	(7,222)	3,319	(3,903)

     A portion of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law, except for a temporary 5% tax rate imposed by the Puerto Rico Government on IBEs’ net income effective for years that commenced after December 31, 2008 and before January 1, 2012 (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBEs) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Refer to the “Income Taxes” discussion below for additional information of the Puerto Rico tax law.
     The presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments and unrealized gains or losses on liabilities measured at fair value (“valuations”) provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments and unrealized gains or losses on liabilities measured at fair value have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with derivatives counterparties.

     The following table reconciles net interest income in accordance with GAAP to net interest income excluding valuations, and to net interest income on an adjusted tax-equivalent basis and net interest rate spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Interest Income — GAAP	$220,988	$258,323
Unrealized loss (gain) on derivative instruments	744	(775)

Interest income excluding valuations	221,732	257,548
Tax-equivalent adjustment	9,912	14,448

Interest income on a tax-equivalent basis excluding valuations	231,644	271,996

Interest Expense — GAAP	104,125	136,725
Unrealized (loss) gain on derivative instruments and liabilities measured at fair value	(989)	2,860

Interest expense excluding valuations	103,136	139,585

Net interest income — GAAP	$116,863	$121,598

Net interest income excluding valuations	$118,596	$117,963

Net interest income on a tax-equivalent basis excluding valuations	$128,508	$132,411

Average Interest-Earning Assets	$19,096,055	$18,830,013

Average Interest-Bearing Liabilities	$16,910,781	$16,684,497

Average rate on interest-earning assets — GAAP	4.69%	5.56%
Average rate on interest-earning assets excluding valuations	4.71%	5.54%
Average rate on interest-earning assets on a tax-equivalent basis and excluding valuations	4.92%	5.86%

Average rate on interest-bearing liabilities — GAAP	2.50%	3.32%
Average rate on interest-bearing liabilities excluding valuations	2.47%	3.39%

Net interest spread — GAAP	2.19%	2.24%
Net interest spread excluding valuations	2.24%	2.15%
Net interest spread on a tax-equivalent basis and excluding valuations	2.45%	2.47%

Net interest margin — GAAP	2.48%	2.62%
Net interest margin excluding valuations	2.52%	2.54%
Net interest margin on a tax-equivalent basis and excluding valuations	2.73%	2.85%
     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Quarter Ended March 31,
(In thousands)	2010	2009
Unrealized (loss) gain on derivtives (economic undesignated hedges):
Interest rate caps	$(731)	$222
Interest rate swaps on loans	(13)	553

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(744)	$775

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter Ended March 31,
(In thousands)	2010	2009
Unrealized loss on derivatives (economic undesignated hedges):
Interest rate swaps and options on brokered CDs and stock index deposits	$1	$4,426
Interest rate swaps and options on medium-term notes measured at fair value and stock index notes payable	30	110

Net unrealized loss on derivatives (economic undesignated hedges)	$31	$4,536

Unrealized (gain) loss on liabilities measured at fair value:
Unrealized gain on brokered CDs	—	(7,141)
Unrealized loss (gain) on medium-term notes	958	(255)

Net unrealized loss (gain) on liabilities measured at fair value	$958	$(7,396)

Net unrealized loss (gain) on derivatives (economic undesignated hedges) and liabilities measured at fair value	$989	$(2,860)

     Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements, advances from the FHLB and FED and notes payable.
     Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate caps and swaps used for protection against rising interest rates and for 2009 mainly related to interest rate swaps that economically hedge brokered CDs and medium-term notes. All interest rate swaps related to brokered CDs were called during the course of 2009 due to the low level of interest rates and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs that were recorded at fair value.
     Unrealized gains or losses on liabilities measured at fair value represent the change in the fair value of such liabilities (medium-term notes and brokered CDs), other than the accrual of interests.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of March 31, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, the volume of interest rate swaps was much higher, as they were used to convert the fixed-rate of a large portfolio of brokered CDs, mainly those with long-term maturities, to a variable rate and to mitigate the interest rate risk related to variable rate loans. Refer to Note 8 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
     Net interest income decreased 4% to $116.9 million for the first quarter of 2010 from $121.6 million in the first quarter of 2009. This reduction reflects the impact of an adverse fluctuation of $5.4 million in the market value of derivative instruments and financial liabilities measured at fair value, of which $2.7 million was related to net unrealized gains on brokered CDs measured at fair value and related interest rate swaps recorded in the first quarter of 2009 that were not recorded in 2010 since these instruments were all called during the course of 2009. Excluding valuations, net interest income increased by $0.6 million to $118.6 million for the first quarter of 2010 from $118.0 million for the first quarter of 2009. The slight increase in net interest income was mainly related to lower pricing on both brokered CDs and core deposits that more than offset declines in loan yields and lower yields on investments. The weighted-average cost of brokered CDs decreased by 154 basis points to 2.42% for the first quarter of 2010 from 3.96% for the same period a year ago primarily due to the replacement of maturing or callable brokered CDs that had interest rates above current market rates with shorter-term brokered CDs and low-cost sources of funding such as advances from the FED.
     Almost entirely offsetting the benefit from lower pricing on deposits was the decline in the average volume of investments securities resulting from the Corporation’s strategy to deleverage its balance sheet to further strengthen its capital position, the negative impact on net interest margin of maintaining a higher liquidity position and lower loans yields due to increases in non-performing loans. The average volume of investment securities decreased by $854.6 million reflecting the impact of the sale of approximately $1.7 billion of MBS (mainly 30 year U.S. Agency MBS) with an average yield of 5.44% and the sale of approximately $200 million of U.S. Treasury and Puerto Rico Government obligations completed after March 31, 2009. Even though approximately $1.25 billion were replaced primarily by 15 year U.S. agency MBS, proceeds from sales and repayments of MBS were used, in part, to increase liquidity levels as reflected in an increase of $789.8 million in the average volume of money market, short-term investments and overnight funds.
     During the first quarter of 2010, a key objective was to strengthen balance sheet liquidity due to potential disruptions from the consolidation of the Puerto Rico banking industry. Consequently, the Corporation increased its investments in overnight funds. Liquidity volumes are significantly higher than normalized levels as reflected in the period-end cash and cash equivalents balance of $1.3 billion, an increase of $626 million since December 2009 and well in excess of historical average balances of approximately $450 million over the last three years. Subsequent to the consolidation of the Puerto Rico banking industry that took place on April 30, 2010, no disruptions have been noted.
     Also contributing to pressures on the net interest margin, which, when excluding valuation adjustments remained almost unchanged from 2.54% for the first quarter of 2009 to 2.52% for the first quarter of 2010, were lower loan yields. The yields on average loans decreased 36 basis points to 5.41% for the first quarter of 2010 from 5.77% for the same period a year ago. Lower loan yields were primarily due to the significant increase in non-accrual loans that more than doubled year-ago levels and declines in market interest rates that affected the interest income from variable rate loans. Most of the commercial and construction loans are tied to short-term indexes, but the Corporation continues with its measures to improve loan pricing and is actively increasing spreads on loan renewals. Also, the Corporation increased the use of interest rate floors in new commercial and construction loan agreements and renewals to protect net interest margins.
     On an adjusted tax-equivalent basis, net interest income decreased by $3.90 million, or 3%, for the first quarter of 2010 compared to the same period in 2009. The decrease for the first quarter of 2010, as compared to the corresponding period of 2009, was principally due to a decrease of $4.5 million in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets, mainly due to a higher proportion of taxable assets to total interest-earning assets resulting from the maintenance of a higher liquidity position and lower yields on U.S. agency and MBS held by the Corporation’s IBE subsidiary. The Corporation replaced securities called and prepayments and sales of MBS with shorter-term securities.
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
     For the quarter ended on March 31, 2010, the Corporation recorded a provision for loan and lease losses of $171.0 million compared to $59.4 million for the comparable period in 2009. The increase was mainly related to increases to specific reserves on impaired loans as well as increases in loss factors used to determine general reserves as a result of increases in charge-offs and the sustained deterioration of economic conditions. Higher than normalized charge-offs was the trend during the last three quarters of 2009 and continued during the first quarter of 2010. Much of the increase in the provision is related to the Corporation’s construction and commercial mortgage loan portfolios in both the Puerto Rico and Florida markets. Low absorption rates, higher than normal loss rates and declines in collateral values continue to adversely impact the performance of these portfolios. However, regarding construction loans, the Corporation has experienced an improvement in absorption rates on its residential projects over the last two quarters that going forward should contribute to slow down further significant additions to the construction loans reserve.
     In terms of geography, the Corporation recorded a provision of $88.0 million in the first quarter of 2010 for its loan portfolio in Puerto Rico compared to $38.3 million in the comparable 2009 quarter, an increase of $49.7 million. The increase is mainly related to the construction and commercial mortgage loan portfolio. The provision for construction loans in Puerto Rico increased by $31.1 million mainly due to additions to specific reserves and adjustments to loss factors used to determine general reserves driven by increases in charge-offs and also affected by weak economic indicators. The provision for commercial mortgage loans in Puerto Rico increased by $14.0 million and the provision for residential mortgage loans in Puerto Rico increased by $8.0 million, both affected by negative trends in loss rates and falling property values. The provision for consumer loans, including finance leases, in Puerto Rico increased by $9.4 million mainly related to reserve adjustments to account for weak economic conditions in Puerto Rico reflected in higher unemployment rates and declines in the gross national product. The aforementioned increases in the provision were partially offset by a reduction of $12.9 million in the provision for C&I loans mainly due to certain loans individually evaluated during the first quarter of 2010 that require lower reserves based on collateral values.
     With respect to the loan portfolio in the United States, the Corporation recorded a $71.2 million provision for the first quarter of 2010 compared to a $15.1 million provision for the first quarter of 2009. The increase of $56.1 million is also mainly related to the construction and commercial mortgage loan portfolios affected by falling property values and increases in charge-offs. The provision for construction loans in the United States increased by $32.6 million compared to the first quarter of 2009, primarily due to increases to specific reserves of impaired loans based on lower collateral values. As of March 31, 2010, approximately $254.2 million, or 92%, of the total exposure to construction loans in Florida was individually measured for impairment. The provision for commercial mortgage loans in the United States increased by $19.6 million compared to the first quarter of 2009 also adversely impacted by lower collateral values. The Corporation continues to reduce its credit exposure on this market through disposition of assets and different loss mitigation initiatives as the end of this difficult economic cycle is approaching. Over the last two quarters, the Corporation has completed the sale of approximately $71.8 million of impaired credits in Florida.
     The provision recorded for the loan portfolio in the Virgin Islands amounted to $11.8 million in the first quarter of 2010, an increase of $5.7 million compared to the same period a year ago mainly associated with the construction loan portfolio. Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to the discussions under “Financial Condition and Operating Analysis — Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Other service charges on loans	$1,756	$1,529
Service charges on deposit accounts	3,468	3,165
Mortgage banking activities	2,500	806
Rental income	—	449
Insurance income	2,275	2,370
Other operating income	4,563	4,284

Non-interest income before net gain on investments	14,562	12,603

Gain on VISA shares	10,668	—
Net gain on sale of investments	20,696	17,838
Other-than-temporary impairment (“OTTI”) on equity securities	(600)	(388)

Net gain on investments	30,764	17,450

Total	$45,326	$30,053

     Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; and net gains and losses on investments and impairments.
     Other service charges on loans consist mainly of service charges on credit card-related activities and other non-deferrable fees (e.g. agent, commitment, unused and drawing fees).
     Service charges on deposit accounts include monthly fees and other fees on deposit accounts.
     Income from mortgage banking activities includes gains on sales and securitization of loans and revenues earned administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights, if any, are recorded as part of mortgage banking activities.
     Rental income represents income generated by the Corporation’s subsidiary, First Leasing, on the rental of various types of motor vehicles. As part of its strategies to focus on its core business, the Corporation divested its short-term auto rental business during the fourth quarter of 2009.
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

     The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.
     Non-interest income increased $15.3 million to $45.3 million for the first quarter of 2010 from $30.1 million for the first quarter of 2009. The increase in non-interest income reflected:
•	A $10.7 million gain on the sale of the remaining VISA Class C shares.

•	An increase of $2.9 million in realized gains on the sale of investment securities (mainly U.S. agency MBS). In an effort to manage interest rate risk, and take advantage of favorable market valuations, approximately $385 million of 30 year fixed-rate U.S. agency MBS and $65.1 million of GNMA pools that come from securitization transactions was sold in the first quarter of 2010 resulting in a gain of $20.7 million compared to a gain of $17.7 million on the sale of approximately $435 million of MBS in the first quarter of 2009.

•	A $1.7 million increase in gains from mortgage banking activities due to higher servicing fees associated with a higher servicing portfolio, lower temporary impairment charges against the valuation allowance of servicing assets and higher capitalization of servicing assets. Lower prepayments rates positively impacted the value of servicing assets.

•	A $0.3 million increase in service charges on deposit accounts, as the Corporation continues to focus on its core business strategies that include the generation of additional fee income in loans and deposits.
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Employees’ compensation and benefits	$31,728	$34,242
Occupancy and equipment	14,851	14,774
Deposit insurance premium	16,653	4,880
Other taxes, insurance and supervisory fees	5,686	5,793
Professional fees — recurring	4,529	2,823
Professional fees — non-recurring	758	363
Servicing and processing fees	2,008	2,312
Business promotion	2,205	3,116
Communications	2,114	2,127
Net loss on REO operations	3,693	5,375
Other	7,137	8,723

Total	$91,362	$84,528

     Non-interest expenses increased $6.8 million to $91.4 million for the first quarter of 2010 from $84.5 million for the first quarter of 2009. The increase reflected:
•	An increase of $11.8 million in the FDIC deposit insurance premium, as premium rates increased and the level of deposit grew.

•	A $3.2 million increase in the reserve for probable losses on outstanding unfunded loan commitments.

•	A $2.1 million increase in professional service fees as the Corporation continued the implementation of key business strategies and higher legal expenses in workout and foreclosure procedures.
The aforementioned increases were partially offset by decreases in expenses such as:
•	A $2.5 million decrease in employees’ compensation and benefit expenses, mainly due to a lower headcount. The number of full time equivalent employees decreased by 236, or 8%, since December 31, 2008.

•	A $1.7 million reduction in losses on REO operations due to lower write-offs and losses on the sale of repossessed properties.

•	A $0.9 million decrease in business promotion expenses due to lower marketing activities.

•	The impact in 2009 of a $3.8 million impairment charge associated with the core deposit intangible assets in its Florida operations.
Management continues to focus on controlling expenses and improving profitability.
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
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009, the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
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
     For the quarter ended March 31, 2010, the Corporation recognized an income tax expense of $6.9 million, compared to an income tax benefit of $14.2 million recorded for the same period in 2009. The variance in income tax expense mainly resulted from non-cash charges of approximately $40.9 million to increase the valuation allowance of the Corporation’s deferred tax asset. Most of the increase is related to deferred tax assets created in 2010 that were fully reserved. Approximately $3.5 million of the increase to the valuation allowance was related to deferred tax assets created before 2010 and the remaining income tax expense is related to the operations of profitable subsidiaries. As of March 31, 2010, the deferred tax asset, net of a valuation allowance of $232.6 million, amounted to $104.5 million compared to $109.2 million as of December 31, 2009.
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
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in an increase in the valuation allowance was that the Corporation’s banking subsidiary FirstBank Puerto Rico, continues in a three-year historical cumulative loss as of the end of the first quarter of 2010, mainly as a result of charges to the provision for loan and lease losses, especially in the construction loan portfolio in both the Puerto Rico and Florida markets, as a result of the economic downturn. As of March 31, 2010, management concluded that $104.5 million of the deferred tax assets will be realized. In assessing the likelihood of realizing the deferred tax assets, management has considered all four sources of taxable income mentioned above and, even though the Corporation expects to be profitable in the near future to realize the deferred tax asset, given current uncertain economic conditions, the Corporation has only relied on tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Among the most significant tax-planning strategies identified are: (i) sale of appreciated assets, (ii) consolidation of profitable and unprofitable companies (in Puerto Rico each company files a separate tax return; no consolidated tax returns are permitted), and (iii) deferral of deductions without affecting its utilization. Management will continue monitoring the likelihood of realizing the deferred tax assets in future periods. If future events differ from management’s March 31, 2010 assessment, an additional valuation allowance may need to be established, which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future.
     The income tax provision in 2010 and 2009 was also impacted by adjustments to deferred tax amounts as a result of the aforementioned changes to the PR Code enacted tax rates. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized and an adjustment of $6.4 million was recorded for the first quarter of 2010.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Assets
     Total assets decreased to approximately $18.9 billion as of March 31, 2010, down $777.5 million from approximately $19.6 billion as of December 31, 2009. The decrease is primarily related to a $736.7 million reduction in investment securities and a net decrease of $702.9 million in the loan portfolio, partially offset by an increase of $626.1 million in cash and cash equivalents. The Corporation’s decrease in investment securities is mainly related to the sale of approximately $385 million in U.S. agency MBS during the first quarter of 2010, the call of approximately $275 million of U.S. agency debt securities prior to their contractual maturity, and principal repayments of MBS. The decrease is consistent with the Corporation’s decision to deleverage its balance sheet to, among other things and in line with market trends, further strengthen its capital position. The decrease in the loan portfolio was largely attributable to the repayment of a $500 million facility extended to the Puerto Rico government coupled with sales of impaired loans and a higher allowance for loan and lease losses. The increase in cash and cash equivalents, comparing end-of period balances, is mainly related to increases in securities purchased under agreements to resell and U.S. treasury bills money market investments. As previously discussed, a key objective in 2010 was to strengthen balance sheet liquidity due to potential disruptions from the expected consolidation of the Puerto Rico banking industry. Proceeds from sales and prepayments of MBS and loans were used, in part, to increase liquidity. Subsequent to the consolidation of the Puerto Rico banking industry that took place on April 30, 2010, no disruptions have been noted. Refer to the “Loan portfolio” and “Investment Activities” discussion below for additional information.
     Loan Portfolio
     The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2010	2009
Residential mortgage loans, including loans held for sale	$3,598,569	$3,616,283

Commercial loans:
Commercial mortgage loans	1,547,707	1,590,821
Construction loans	1,457,027	1,492,589
Commercial and Industrial loans (1)	4,523,178	5,029,907
Loans to local financial institutions collateralized by real estate mortgages	314,628	321,522

Total commercial loans	7,842,540	8,434,839

Finance leases	309,275	318,504

Consumer and other loans	1,543,110	1,579,600

	$13,293,494	$13,949,226

(1)	As of March 31, 2010, includes $1.2 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     As of March 31, 2010, the Corporation’s total loans decreased by $655.7 million, when compared with the balance as of December 31, 2009. All major loan categories decreased from 2009 levels, driven by the aforementioned repayment of a $500 million credit facility extended to the Puerto Rico government as well as charge-offs, pay-downs and sales of loans.
     Of the total gross loan portfolio of $13.3 billion as of March 31, 2010, approximately 83% have credit risk concentration in Puerto Rico, 9% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table:

	As of March 31, 2010
(In thousands)	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential mortgage loans	$2,791,978	$446,194	$360,397	$3,598,569

Commercial loans:
Construction loans (1)	981,598	197,781	277,648	1,457,027
Commercial mortgage loans	982,321	72,245	493,141	1,547,707
Commercial and Industrial loans	4,221,836	270,670	30,672	4,523,178
Loans to a local financial institution collateralized by real estate mortgages	314,628	—	—	314,628

Commercial loans	6,500,383	540,696	801,461	7,842,540

Finance leases	309,275	—	—	309,275

Consumer loans	1,420,279	89,784	33,047	1,543,110

Total loans	$11,021,915	$1,076,674	$1,194,905	$13,293,494

1 —	Construction loans of Florida operations include approximately $70.1 million of condo-conversion loans.
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
     The following table details First BanCorp’s loan production, including purchases and refinancing, for the periods indicated:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Residential real estate	$126,672	$142,856
C&I and commercial mortgage	304,935	882,892
Construction	50,853	97,126
Finance leases	23,050	19,594
Consumer	131,483	124,395

Total loan production	$636,993	$1,266,863

     The decrease in loan production for the first quarter of 2010, as compared to the same period in 2009, was mainly associated with the reduction in credit facilities extended to the Puerto Rico Government. During the first quarter of 2010, credit facilities to the Puerto Rico government amounted to $42.1 million compared to $502.2 million for the comparable period in 2009. Originations in 2009 included a $500 million facility extended to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), an instrumentality of the Government of Puerto Rico that has already been repaid and a $115 million refinancing of a commercial relationship in the health industry. Other decreases were observed in construction loan originations due to the Corporation’s strategic decision to reduce its exposure to construction projects in both Puerto Rico and the United States markets. Despite the present economic climate, the Corporation continued with stable residential mortgage loan originations and increased its consumer originations, mainly auto financings, which is a positive indicator of a potential recovery of the Puerto Rico economy.
          Residential Real Estate Loans
     As of March 31, 2010, the Corporation’s residential real estate loan portfolio decreased by $17.7 million as compared to the balance as of December 31, 2009. More than 90% of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The decrease was a combination of loan sales and securitizations that in aggregate amounted to $77.3 million, charge-offs of $13.3 million and pay downs and foreclosures. Residential loan originations were stable compared to 2009 activity and the reduction, as compared to the first quarter of 2009, is mainly related to a decrease in the amount of loan purchases. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.
          Commercial and Construction Loans
     As of March 31, 2010, the Corporation’s commercial and construction loan portfolio decreased by $592.3 million, as compared to the balance as of December 31, 2009, due mainly to the $500 million repayment from COFINA combined with net charge-offs of $96.3 million, the sale of approximately $31.4 million associated with two impaired commercial mortgage loans in Florida and pay downs. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     As of March 31, 2010, the Corporation had $677.1 million outstanding of credit facilities granted to the Puerto Rico government and/or its political subdivisions and $165.5 million granted to the Virgin Islands government. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico and Virgin Islands government, the largest loan to one borrower as of March 31, 2010 in the amount of $314.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate.
     The Corporation’s construction lending volume has been stagnant for the last two years due to the slowdown in the U.S. housing market and the current economic environment in

Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Florida operations and its construction loan originations in Puerto Rico are mainly draws from existing commitments. Approximately 97% of the construction loan originations in 2010 are related to disbursements from previous established commitments and new loans are exclusively associated with construction loans to individuals. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo-conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the real estate market. As of March 31, 2010, approximately $28.6 million of loans outstanding originally disbursed as condo-conversion construction loans have been formally reverted to income-producing commercial loans, while the repayment of interest on the remaining $70 million construction condo-conversion loans is coming principally from rental income and other sources. In Puerto Rico, absorption rates on residential projects financed by the Corporation increased over the last two quarters but the market is still under pressure because of an oversupply of housing units compounded by a lower demand and diminished consumer purchasing power and confidence. The unemployment rate in Puerto Rico tops 16%.
     The construction loan portfolio in Puerto Rico decreased by $16.6 million during the first quarter of 2010 driven by charge-offs of $33.7 million. In Florida the construction portfolio decreased by $21.9 million, also driven by charge-offs of $19.5 million recorded during the first quarter of 2010.
     The composition of the Corporation’s construction loan portfolio as of March 31, 2010 by category and geographic location follows:

	Puerto	Virgin	United
As of March 31, 2010	Rico	Islands	States	Total
	(In thousands)
Loans for residential housing projects:

High-rise (1)	$190,376	$—	$559	$190,935
Mid-rise (2)	89,236	4,681	19,593	113,510
Single-family detached	117,197	3,250	28,167	148,614

Total for residential housing projects	396,809	7,931	48,319	453,059

Construction loans to individuals secured by residential properties	12,137	24,452	—	36,589
Condo-conversion loans	11,509	—	70,092	81,601
Loans for commercial projects	342,550	118,363	1,546	462,459
Bridge loans — residential	56,575	—	1,285	57,860
Bridge loans — commercial	3,003	25,374	69,913	98,290
Land loans — residential	76,490	20,265	60,289	157,044
Land loans — commercial	60,219	1,126	26,271	87,616
Working capital	25,847	1,023	—	26,870

Total before net deferred fees and allowance for loan losses	985,139	198,534	277,715	1,461,388

Net deferred fees	(3,541)	(753)	(67)	(4,361)

Total construction loan portfolio, gross	981,598	197,781	277,648	1,457,027

Allowance for loan losses	(119,137)	(25,755)	(65,321)	(210,213)

Total construction loan portfolio, net	$862,461	$172,026	$212,327	$1,246,814

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of three projects that represent approximately 87% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings having up to 7 stories.

     The following table presents further information on the Corporation’s construction portfolio as of and for the quarter ended March 31, 2010:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$220,785

Construction loans in non-accrual status	$685,415

Net charge offs — Construction loans (1)	$53,215

Allowance for loan losses — Construction loans	$210,213

Non-performing construction loans to total construction loans	47.04%

Allowance for loan losses — construction loans to total construction loans	14.43%

Net charge-offs (annualized) to total average construction loans	14.35%

(1)	Includes charge-offs of $33.7 million related to construction loans in Puerto Rico and $19.5 million related to construction loans in Florida.
     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300K	$95,134
$300K-$600K	185,034
Over $600K (1)	116,641

$396,809

(1)	Mainly composed of two high-rise projects and two single-family detached projects that accounts for approximately 47% and 33%, respectively, of the residential housing projects in Puerto Rico with selling prices over $600k.
     For the majority of the construction loans for residential housing projects in Florida, the estimated selling price of the units is under $300,000.
          Consumer Loans and Finance Leases
     As of March 31, 2010, the Corporation’s consumer loan and finance leases portfolio decreased by $45.7 million, as compared to the portfolio balance as of December 31, 2009. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first quarter of 2010. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $14.1 million for the first quarter of 2010, as compared to $14.8 million for the same period a year ago.
     Consumer loan originations are principally driven through the Corporation’s retail network. For the first quarter of 2010, consumer loan originations increased by $10.5 million compared to the same periods in 2009, mainly in auto financings.

Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s available-for-sale and held-to-maturity portfolio as of March 31, 2010 amounted to $4.0 billion, a reduction of $736.5 million when compared to $4.8 billion as of December 31, 2009. The reduction was the net result of approximately $450 million of MBS sold during the quarter (mainly U.S. agency MBS) with a weighted average yield of 5.19%, the call of approximately $275 million of U.S. agency debt securities with a weighted average yield of 2.24% and MBS prepayments, partially offset by the securitization of approximately $57 million of FHA/VA mortgage loans into GNMA MBS and the purchase of approximately $100 million in aggregate of 2-year U.S. Treasury Notes with a yield of 1.02% and 3-year U.S. agency debt securities with a yield of 2.00%.
     Over 90% of the Corporation’s available-for-sale and held-to-maturity securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities is minimal, approximately $0.2 million, which consists of common stock of a financial institution in Puerto Rico.

     The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	March 31,	December 31,
(In thousands)	2010	2009
Money market investments	$654,648	$24,286

Investment securities held to maturity, at amortized cost:

U.S. Government and agencies obligations	8,490	8,480
Puerto Rico Government obligations	23,750	23,579
Mortgage-backed securities	530,691	567,560
Corporate bonds	2,000	2,000

	564,931	601,619

Investment securities available for sale, at fair value:

U.S. Government and agencies obligations	966,550	1,145,139
Puerto Rico Government obligations	136,371	136,326
Mortgage-backed securities	2,367,884	2,889,014
Equity securities	183	303

	3,470,988	4,170,782

Other equity securities, including $68.4 million of FHLB stock as of March 31, 2010 and December 31, 2009	69,680	69,930

Total investments	$4,760,247	$4,866,617

     Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	March 31,	December 31,
(In thousands)	2009	2009
Held-to-maturity
FHLMC certificates	$4,298	$5,015
FNMA certificates	526,393	562,545

	530,691	567,560

Available-for-sale
FHLMC certificates	338,230	722,249
GNMA certificates	397,275	418,312
FNMA certificates	1,415,661	1,507,792
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	135,835	156,307
Other mortgage pass-through certificates	80,883	84,354

	2,367,884	2,889,014

Total mortgage-backed securities	$2,898,575	$3,456,574

The carrying values of investment securities classified as available-for-sale and held-to-maturity as of March 31, 2010 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %
U.S. Government and agencies obligations
Due within one year	$8,490	0.47
Due after one year through five years	916,653	2.09
Due after five years through ten years	49,897	1.02

	975,040	2.02

Puerto Rico Government obligations
Due within one year	11,930	1.78
Due after one year through five years	113,497	5.40
Due after five years through ten years	26,068	5.87
Due after ten years	8,626	5.47

	160,121	5.21

Corporate bonds
Due after ten years	2,000	5.80

Total	1,137,161	2.48

Mortgage-backed securities	2,898,575	4.25

Equity securities	183	—

Total investment securities available for sale and held to maturity	$4,035,919	3.75

     Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to fortify its capital position and maintain a higher liquidity in overnight funds, reverse repurchase agreements and U.S. Treasury bills with maturities of less than three 3 months due to potential disruptions from the consolidation of the Puerto Rico banking industry. Subsequent to the consolidation of the Puerto Rico banking industry that took place on April 30, 2010, no disruptions have been noted. Also, net interest income may be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $275 million of U.S. Agency debentures with an average yield of 2.24% were called during the first quarter of 2010. As of March 31, 2010, the Corporation has approximately $915 million in U.S. agency debentures with embedded calls and with an average yield of 2.09% (mainly securities with contractual maturities of 2 to 3 years acquired in 2009), of which $500 million were called after the end of the first quarter of 2010. However, the Corporation has been using proceeds from called securities and deploy some of its liquidity in the second quarter of 2010 through the purchase of approximately $1.8 billion of investment securities (approximately $800 million in 2,3,5 and 7 year U.S Treasury Notes with an average yield of 1.88%; approximately $496 million in 2,3 and 5 year U.S agency debt securities with an average yield of 1.52% and approximately $524 million in 30 and 15 year GNMA pools with an average yield of

3.85%). These risks are directly linked to future period market interest rate fluctuations. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying un-audited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.
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
     The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2009 Annual Report on Form 10-K.
Liquidity and Capital Adequacy
     Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs for liquidity and accommodate fluctuations in asset and liability levels due to changes in the Corporation’s business operations or unanticipated events.
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The Management’s Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk

Officer, the Wholesale Banking Executive, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position.
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
     The Corporation manages its liquidity in a proactive manner, and maintains an adequate position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic surplus and time-based liquidity gap reserve measure. The Corporation has maintained the basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of March 31, 2010, the estimated basic surplus ratio of approximately 12% included un-pledged investment securities, FHLB lines of credit, and cash. At the end of the quarter, the Corporation had $464 million available of unused secured credit to borrow from the FHLB. Un-pledged liquid securities as of March 31, 2010 mainly consisted of fixed-rate U.S. agency debentures and MBS totaling approximately $818.3 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic surplus computation. As previously discussed, the Corporation decided to further increase its liquidity levels in the first quarter of 2010 due to potential disruptions from the consolidation of the Puerto Rico banking industry and volumes are significantly higher than normalized levels as reflected in the period-end cash and cash equivalents balance of $1.3 billion, an increase of $626 million since December 2009 and well in excess of historical average balances of approximately $450 million over the last three years. Subsequent to the consolidation of the Puerto Rico banking industry that took place on April 30, 2010, no disruptions have been noted.
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
     The Corporation is in the process of deleveraging its balance sheet by reducing the amounts of brokered CDs and borrowings from the FED. Such reductions are being partly offset by increases in retail and business deposits. At least $500 million of brokered CDs outstanding at the beginning of the year will not be renewed. The $600 million in advances from the FED outstanding as of March 31, 2010, are expected to be re-paid on or before June 30, 2010. At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits and pursuing other growth opportunities. Refer to “Capital” discussion below for additional information about capital raising efforts that would impact capital and liquidity levels.
     The Corporation’s principal sources of funding are:
Brokered CDs — A large portion of the Corporation’s funding has been retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $7.6 billion at year-end 2009 to $7.4 billion as of March 31, 2010. The Corporation decided to deleverage its balance sheet in 2010 to fortify its capital position and has been using proceeds from repayments and sales of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation is successfully implementing its core deposit growth strategy that has resulted in an increase of $418.3 million, or 8%, in non-brokered deposits during the first quarter of 2010.
In the event that the Corporation’s Bank subsidiary falls below the ratios of a well-capitalized institution, it faces the risk of not being able to obtain funding through this source. The FDIC and bank regulators may also exercise regulatory discretion to enforce limits on the acceptance of brokered deposits if they have safety and soundness concerns as to an over-reliance on such funding. The Bank currently complies and exceeds the minimum requirements of ratios for a “well-capitalized” institution (refer to “Capital” discussion below for additional information). As of March 31, 2010, the Bank’s total and Tier 1 capital exceed by $370 million and $734 million, respectively, the minimum well-capitalized levels. The average remaining term to maturity of the retail brokered CDs outstanding as of March 31, 2009 is approximately 1.2 years. Approximately 3% of the principal value of these certificates are callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy enhances the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. The brokered CDs market continues to be a reliable source to fulfill the Corporation’s needs. During the quarter ended March 31, 2010, the Corporation issued $1.46 billion in brokered CDs to renew maturing broker CDs having an average interest rate of 1.38%.
     The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of March 31, 2010:

Total
(In thousands)

Three months or less	$1,516,737
Over three months to six months	1,203,764
Over six months to one year	1,953,583
Over one year	3,736,683

Total	$8,410,767

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $7.4 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit also include $22.7 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to FDIC insurance coverage beyond the $250 thousand per account without limit by placing deposit in multiple banks through a single bank gateway, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $418.3 million to $5.5 billion from the balance of $5.1 billion as of December 31, 2009, reflecting increases in core-deposit products such as money market, savings and interest-bearing checking accounts. A significant portion of the increase was related to increases in money market accounts and retail CDs in Florida. Successful marketing campaigns and attractive rates were the main reason for the increase in Florida. Increases were also reflected in Puerto Rico, the Corporation’s principal market, with an increase of $56.8 million and in the Virgin Islands with an increase of $24.2 million. Refer to Note 11 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2010 and 2009.
Securities sold under agreements to repurchase - The Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $2.5 billion at March 31, 2010, compared with $3.1 billion at December 31, 2009. The decrease relates to the Corporation’s decision to deleverage its balance sheet by paying down maturing short-term repurchase agreements. One of the Corporation’s strategies is the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. Of the total of $2.5 billion repurchase agreements outstanding as of March 31, 2010, approximately $2.0 billion consist of structured repo’s and $500 million of long-term repos. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. Certain counterparties are still not willing to extend the term of maturing repurchase agreements. Notwithstanding, in addition to short-term repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FED and FHLB advances. Refer to Note 13 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations with only $0.7 million of cash deposited in connection with collateralized interest rate swap agreements.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain minimum qualifying mortgages as collateral for advances taken. As of March 31, 2010 and December 31, 2009, the outstanding balance of FHLB advances was $960.4 million and $978.4 million, respectively. Approximately $540.4 million of outstanding advances from the FHLB has maturities over one year. As part of its precautionary initiatives to safeguard access to credit and the low level of interest rates, the Corporation has been pledging assets with the FHLB, including $25 million of cash collateral, while at the same time the FHLB has been revising their credit guidelines and “haircuts” in the computation of availability of credit lines.
FED Discount window — FED initiatives to ease the credit crisis have included cuts to the discount rate, which was lowered from 4.75% to 0.50% through eight separate actions since December 2007, and adjustments to previous practices to facilitate financing for longer periods. That made the FED Discount Window a viable source of funding given market conditions in 2009. As of March 31, 2010, the Corporation had $600 million outstanding in short-term borrowings from the FED Discount Window with a rate of 1.25% and had collateral pledged related to this credit facility amounting to $1.3 billion, mainly commercial, consumer and mortgage loans. There is currently $900 million cap in place related to advances from the Federal Reserve Bank of New York. With U.S. market conditions improving, the Federal Reserve announced in early 2010 its intention to withdraw part of the economic stimulus measures, including reinstating restrictions in the use of Discount Window borrowings, thereby returning to its function as lender of last resort. The Corporation expects to repay the $600 million outstanding on or before June 30, 2010.
Credit Lines - The Corporation maintains unsecured and un-committed lines of credit with other banks. As of March 31, 2010, the Corporation’s total unused lines of credit with other banks amounted to $165 million. The Corporation has not used these lines of credit to fund its operations.
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
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 27% at March 31, 2010. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $57 million of FHA/VA mortgage loans into GNMA MBS during 2010. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.
     Credit Ratings
     The Corporation’s credit as long-term issuer is currently rated B by Standard & Poor’s (“S&P”) and B- by Fitch Ratings Limited (“Fitch”), both with negative outlook.
     At the FirstBank subsidiary level, long-term senior debt is currently rated B1 by Moody’s Investor Service (“Moodys”), four notches below their definition of investment grade; B by S&P, and B by Fitch, both five notches below their definition of investment grade. The outlook on the Bank’s credit ratings from the three rating agencies is negative.

     In the fourth quarter 2009, the Corporation and its subsidiary bank suffered credit rating downgrades from Moody’s (Ba2 to B1), S&P (BB+ to B), and Fitch (BB to B) rating services. Furthermore, on April 27, 2010, S&P placed the Corporation on “Credit Watch Negative.” The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent or any future credit downgrades. Given our current non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has also not been affected in any material way by the downgrades.
     The Corporation’s liquidity, however, is contingent upon its ability to obtain new external sources of funding to finance its operations. The Corporation’s current credit ratings and any further downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, any change in credit ratings may affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

     Cash Flows
     Cash and cash equivalents were $1.3 billion and $132.1 million at March 31, 2010 and 2009, respectively. These balances increased by $626.1 million and decreased by $273.6 million from December 31, 2009 and 2008, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2010 and 2009.
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
     For the first quarter of 2010, net cash provided by operating activities was $83.3 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, partially offset by adjustments to net income from gain on sale of investments.
     For the first quarter of 2009, net cash provided by operating activities was $74.3 million, which was higher than net income, mainly also as a result of adjustments for operating items such as the provision for loan and lease losses.
Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and its available-for-sale and held-to-maturity investment portfolios. For the quarter ended March 31, 2010, net cash provided by investing activities was $1.2 billion, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during the first quarter of 2010 and MBS prepayments.
     For the first quarter of 2009, net cash used in investing activities was $466.8 million, primarily for loan origination disbursements and purchases of available-for-sale investment securities to mitigate in part the impact of investment securities called by counterparties prior to maturity and MBS prepayments.

Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. In the first quarter of 2010, net cash used in financing activities was $691.3 million due to the Corporation’s decision to deleverage its balance sheet and pay down maturing repurchase agreements as well as advances from the FHLB and the FED. Partially offsetting these cash reductions was the growth of the core deposit base
     In the first quarter of 2009, net cash provided by financing activities was $119.0 million due to the investment of $400 million by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program and due to the use of the FED Discount Window Program and advances from the FHLB to refinance brokered CDs at a lower cost and finance the Corporation’s lending activities. Partially offsetting these cash proceeds was the payment of cash dividends and pay down of maturing borrowings, in particular brokered CDs and repurchase agreements.
Capital
     The Corporation’s stockholders’ equity amounted to $1.5 billion as of March 31, 2010, a decrease of $110.5 million compared to the balance as of December 31, 2009, driven by the net loss of $107.0 million for the first quarter, as well as a decrease in accumulated other comprehensive income of $3.5 million related to the aforementioned sale of investments and changes in the fair value of investment securities. As previously reported, the Corporation decided to suspend the payment of common and preferred dividends, effective with the preferred dividend for the month of August 2009.
     As of March 31, 2010, First BanCorp and FirstBank Puerto Rico were in compliance with regulatory capital requirements that were applicable to them as a financial holding company and a state non-member bank, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of March 31, 2010 and December 31, 2009, based on existing Federal Reserve and Federal Deposit Insurance Corporation guidelines.

		Banking Subsidiary
	First		To be well
	BanCorp	FirstBank	capitalized
As of March 31, 2010
Total capital (Total capital to risk-weighted assets)	13.26%	12.76%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.98%	11.48%	6.00%
Leverage ratio	8.37%	8.01%	5.00%

As of December 31, 2009
Total capital (Total capital to risk-weighted assets)	13.44%	12.87%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.16%	11.70%	6.00%
Leverage ratio	8.91%	8.53%	5.00%

     The decrease in regulatory capital ratios is mainly related to the net loss reported for the quarter that was almost entirely offset by the decrease in risk-weighted assets consistent with the Corporation’s decision to deleverage its balance sheet to fortify its capital position.
     The Corporation continued to be well-capitalized, based on it having approximately $437 million and $800 million of total capital and Tier 1 capital as of March 31, 2010, respectively, in excess of minimum well-capitalized requirements of 10% and 6%, respectively.
     The Corporation’s tangible common equity ratio was 2.74% as of March 31, 2010, compared to 3.20% as of December 31, 2009, and the Tier 1 common equity to risk- weighted assets ratio as of March 31, 2010 was 3.36% compared to 4.10% as of December 31, 2009.
     The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible assets are total assets less goodwill and core deposit intangibles. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.
     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31, 2010 and December 31, 2009, respectively:

	As of
	March 31,	December 31,
(In thousands)	2010	2009
Tangible Equity:
Total equity — GAAP	$1,488,543	$1,599,063
Preferred equity	(929,660)	(928,508)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(15,934)	(16,600)

Tangible common equity	$514,851	$625,857

Tangible Assets:
Total assets — GAAP	$18,850,694	$19,628,448
Goodwill	(28,098)	(28,098)
Core deposit intangible	(15,934)	(16,600)

Tangible assets	$18,806,662	$19,583,750

Common shares outstanding	92,542	92,542

Tangible common equity ratio	2.74%	3.20%
Tangible book value per common share	$5.56	$6.76

     The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities, by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. However, this ratio was used by the Federal Reserve in connection with its stress test administered to the 19 largest U.S. bank holding companies under the Supervisory Capital Assessment Program (SCAP), the results of which were announced on May 7, 2009. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may continue to be of interest to investors.
The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	As of
	March 31,	December 31,
(Dollars in thousands)	2010	2009
Tier 1 Common Equity:
Total equity — GAAP	$1,488,543	$1,599,063
Qualifying preferred stock	(929,660)	(928,508)
Unrealized (gain) loss on available-for-sale securities (1)	(22,948)	(26,617)
Disallowed deferred tax asset (2)	(40,522)	(11,827)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(15,934)	(16,600)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	(951)	(1,535)
Other disallowed assets	(24)	(24)

Tier 1 common equity	$450,406	$585,854

Total risk-weighted assets	$13,402,979	$14,303,496

Tier 1 common equity to risk-weighted assets ratio	3.36%	4.10%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

2-	Approximately $69 million of the Corporation’s deferred tax assets at March 31, 2010 (December 31, 2009 — $111 million; March 31, 2009 - $59 million) was included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $41 million of such assets at March 31, 2010 (December 31, 2009 — $12 million; March 31, 2009 — $83 million) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” was deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $5 million of the Corporation’s other net deferred tax liability at March 31, 2010 (December 31, 2009 — $4 million; March 31, 2009 — $1 million) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

     During the first quarter of 2010, the Corporation announced its plan to enhance its capital structure. The Corporation retained Sandler O’Neill + Partners and UBS Securities, Inc. to find purchasers for approximately $500 million of common stock. The Corporation also announced that it is considering a rights offering to existing stockholders and possible exchange offers to holders of its preferred stock. During the first quarter of 2010, the Corporation filed a registration statement with the SEC related to an offer to issue up to 130,835,337 million shares of its common stock in exchange for its Series A,B,C,D and E preferred stock. In addition, the Corporation is also negotiating the issuance of shares of common stock to the U.S. Treasury in exchange for the preferred stock it acquired under the Capital Purchase Program.
     The Corporation must increase its common equity to provide additional protection from the possibility that, due to the current economic situation in Puerto Rico that has impacted the Corporation’s asset quality and earnings performance, First BanCorp will have to recognize additional loan loss reserves against its loan portfolio and absorb the potential future credit losses associated with the disposition of our non performing assets. The Corporation has assured its regulators that it is committed to raising capital and is actively pursuing capital strengthening initiatives. Even though the Corporation is “well capitalized” under capital regulatory guidelines, if the Corporation is not able to increase its capital in the near term, management believes that is likely that our regulators could require us to execute certain informal or formal written regulatory agreements that would have a material adverse effect on our business, operations, financial condition or results of operations and the value of our common stock. The regulatory actions could require the Corporation to raise capital within a specified time frame to maintain the regulatory capital ratios at levels above the minimum amounts required for “well capitalized” banks, and require the Corporation to seek a waiver to continue to issue brokered deposits, even at a reduced level.
     In addition to raising capital, the Corporation is taking actions to reduce its non-performing assets and return to profitability to ensure long-term health while maintaining its ability to meet its obligations in the foreseeable future (refer to Liquidity discussion above for additional information). As of March 31, 2010, the Corporation’s cash and cash equivalents were $1.3 billion. With the additional capital resulting from the success of the capital plans mentioned above, the Corporation will significantly strengthen its balance sheet and enhance its competitive position to continue executing its organic growth strategies. The Corporation is actively implementing other strategies to fortify its capital position, including asset reductions, cost control strategies and the suspension of dividends for common and preferred shareholders since August 2009.
     The Corporation is implementing steps to position itself to benefit from the recent consolidation of the Puerto Rico banking system. Subsequent to the consolidation of the Puerto Rico banking industry that took place on April 30, 2010, no disruptions have been noted. The reduction in the number of competitors should bring significant opportunities to the Corporation to enhance its short and long-term growth prospects. In furtherance of its capital plan, on April 27, 2010, First BanCorp’s stockholders approved a proposal to increase the number of shares of common stock the Corporation is authorized to issue from 250 million shares to 750 million shares. With the approval of this proposal, First BanCorp may have enough authorized shares of common stock to enable it to complete the capital transactions mentioned above. In any event, New York Stock Exchange rules are likely to require the approval of the sale of $500 million of shares of common stock and the exchange offer by

First BanCorp’s stockholders unless the New York Stock Exchange approves a request for an exemption from such a requirement.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2010, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.3 billion and $97.5 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.
     Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2010
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations:
Certificates of deposit (1)	$9,132,305	$5,143,410	$3,587,044	$389,152	$12,699
Loans payable	600,000	600,000	—	—	—
Securities sold under agreements to repurchase	2,500,000	200,000	1,500,000	800,000	—
Advances from FHLB	960,440	420,000	462,000	78,440	—
Notes payable	28,313	—	13,994	—	14,319
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$13,453,017	$6,363,410	$5,563,038	$1,267,592	$258,977

Commitments to sell mortgage loans	$15,872	$15,872

Standby letters of credit	$97,519	$97,519

Commitments to extend credit:
Lines of credit	$992,472	$992,472
Letters of credit	58,446	58,446
Commitments to originate loans	223,186	223,186

Total commercial commitments	$1,274,104	$1,274,104

(1)	Includes $7.4 billion of brokered CDs sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits and $22.7 million in CDARS.
     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for the rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2009.
Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of March 31, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reversed in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of March 31, 2010 amounted to approximately $64.5 million.

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
During the month of February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable based causes of actions, upon which the return of the investment securities are being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. A scheduling conference for purposes of having the parties agree to a discovery time table has been set for June 1, 2010. While the Corporation believes it has valid reasons to support its claim for the return of the securities, no assurances can be given that it will ultimately succeed in its litigation against Barclay’s Capital to recover all or a substantial portion of the securities.
Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in Bankruptcy Court, Southern District of New York. The Corporation can provide no assurances that it will be successful in recovering all or substantial portion of the securities through these proceedings. An estimated loss was not accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional negative relevant facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation decided to classify such investments as non-performing during 2009.
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
     The Corporation performs on a quarterly basis a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to five-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
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
     The following table presents the results of the simulations as of March 31, 2010 and December 31, 2009. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	March 31, 2010				December 31, 2009
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$22.1	4.35%	$19.9	4.09%	$10.6	2.16%	$16.0	3.39%
- 200 bps ramp	$(30.5)	(6.03)%	$(32.9)	(6.74)%	$(31.9)	(6.53)%	$(33.0)	(6.98)%
     The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the overall strategy, the Corporation continued to reduce the size of its loan portfolio, reduce the amount of its long-term fixed-rate and callable investment securities, and increase the amount of its shorter-duration investment securities. During the first quarter of 2010, approximately $450 million of Agency MBS was sold (of which $57 million settled in April 2010), while $275 million of US Agency debentures were called. Due to current market conditions, high levels of MBS prepayments and the exercise of the embedded calls on the remaining U.S. agency debentures are expected. Proceeds from these sales and calls, in conjunction with prepayments on mortgage-backed securities, have been maintained in overnight funds. In addition, the Corporation continued adjusting the mix of its funding sources to better match the expected average life of the assets. This strategy causes an asset sensitive position, where net interest income is expected to increase during the first twelve months of the projection, in rising rates scenarios.
     Taking into consideration the above-mentioned changes in assets for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $19.9 million in a gradual parallel upward move of 200 basis points.
     Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of March 31, 2010, some market interest rate were projected to be zero. Under this scenario, where a considerable spread compression is projected, net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $32.9 million.
Derivatives
     First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee.
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. All interest rate swaps related to brokered CDs were called during 2009, in the face of lower interest rate levels, and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs.
Structured repurchase agreements — The Corporation uses structured repurchase agreements, with embedded call options, to reduce the Corporation’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities, while keeping funding costs low. Another type of structured repurchase agreement includes repurchase agreements with embedded cap corridors; these instruments also provide protection in a rising rate scenario.
For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of (Loss) Income, refer to Note 8 in the accompanying unaudited consolidated financial statements.
The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

Quarter Ended
(In thousands)	March 31, 2010
Fair value of contracts outstanding at the beginning of the period	$(531)
Changes in fair value during the period	(775)

Fair value of contracts outstanding as of March 31, 2010	$(1,306)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of March 31, 2010

Pricing from observable market inputs	$(133)	$(32)	$(648)	$(3,980)	$(4,793)
Pricing that consider unobservable market inputs	—	—	—	3,487	3,487

	$(133)	$(32)	$(648)	$(493)	$(1,306)

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
     As of March 31, 2010, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
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
     Refer to Note 19 of the accompanying unaudited consolidated financial statements for additional information regarding the fair value determination of derivative instruments.
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of March 31, 2010 and December 31, 2009.

(In thousands)	As of March 31, 2010
			Total			Accrued
			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating (1)	Notional	Fair Value (2)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

JP Morgan	A+	$66,963	$657	$(4,644)	$(3,987)	$—
Credit Suisse First Boston	A+	49,174	—	(447)	(447)	—
Goldman Sachs	A	6,515	600	—	600	—
Morgan Stanley	A	109,495	73	—	73	—

		232,147	1,330	(5,091)	(3,761)	—
Other derivatives (3)		280,364	3,817	(1,362)	2,455	(268)

Total		$512,511	$5,147	$(6,453)	$(1,306)	$(268)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available. Approximately $3.5 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank. This institution was acquired by the Bank of Nova Scotia (“Scotiabank”) on April 30, 2010 through an FDIC-assisted transaction.

(In thousands)	As of December 31, 2009
			Total			Accrued
			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating (1)	Notional	Fair Value (2)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

JP Morgan	A+	$67,345	$621	$(4,304)	$(3,683)	$-
Credit Suisse First Boston	A+	49,311	2	(764)	(762)	-
Goldman Sachs	A	6,515	557	—	557	-
Morgan Stanley	A	109,712	238	—	238	-

		232,883	1,418	(5,068)	(3,650)	-
Other derivatives (3)		284,619	4,518	(1,399)	3,119	(269)

Total		$517,502	$5,936	$(6,467)	$(531)	$(269)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available. Approximately $4.2 million of the credit exposure with local companies relates to caps referenced to mortgages bought from R&G Premier Bank. This institution was acquired by the Bank of Nova Scotia (“Scotiabank”) on April 30, 2010 through an FDIC-assisted transaction.
     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.5 million as of March 31, 2010, of which an immaterial unrealized loss of $65,000 was recorded in the first quarter of 2010 and an unrealized loss of $0.5 million was recorded in the first quarter of 2009. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to the “Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, independent loan review and quality control procedures, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, there are structured loan workout functions responsible for avoiding defaults and minimizing losses upon default of each region and for each business segment. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
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
     Management comprised of the Corporation’s Chief Credit Risk Officer, Chief Lending Officer, and other senior executives, has the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. These goals and objectives are documented in the Corporation’s Credit Policy.
Allowance for Loan and Lease Losses and Non-performing Assets
Allowance for Loan and Lease Losses
     The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectibility were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the Puerto Rico, Florida (USA), US Virgin Islands’ or British Virgin Islands’ economies may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as has been experienced since 2008. We believe the process for determining the allowance considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases and the risk profile of a market, industry, or group of customers changes materially, or if the allowance is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.

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
A specific valuation allowance is established for those commercial and real estate loans classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. To compute the specific valuation allowance, commercial and real estate, including residential mortgage loans with a principal balance of $1 million or more, are evaluated individually as well as smaller residential mortgage loans considered impaired based on their high delinquency and loan-to-value levels. When foreclosure is probable, the impairment is measured based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Deficiencies from the excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral are generally charged-off when deemed uncollectible.
For all other loans, which include, small, homogeneous loans, such as auto loans, consumer loans, finance lease loans, residential mortgages, and commercial and construction loans not considered impaired or in amounts under $1 million, the Corporation maintains a general valuation allowance. The methodology to compute the general valuation allowance has not change in the past 9 quarters. The Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, and other environmental factors such as economic forecasts. The analysis of the residential mortgage pools is performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs are used in the model and are risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios, trends in non-accrual loans, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and gross product or unemployment data for the geographical region. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires losses be accrued when they are probable of occurring and estimable.
The blended general reserve factors utilized for all portfolios increased during 2010 due to the continued increase in charge-offs and the deterioration in the economy and property values. The blended general reserve factor for residential mortgage loans increased from 0.91% in December 2009 to 1.45% at March 31, 2010. For commercial mortgage loans the blended general reserve factor increased from 2.41% in December 2009 to 2.85% at March 31, 2010. The construction loans blended general factor increased from 9.82% in December, 2009 to 12.64% at March 31, 2010. The consumer and finance leases reserve factor increased from 4.36% in December 2009 to 4.41% at March 31, 2010. The C&I blended general reserve factor decreased from 2.44% in December 2009 to 1.78% at March 31, 2020 due to lower charge-offs. Most of the charge-off recorded in the first quarter of 2010 was related to a single loan to a local financial institution that was adequately reserved prior to 2010.
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that the real estate market is experiencing readjustments in value driven by the deteriorated purchasing power of consumers and general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following the regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate has experienced a very slow turnover, but the Corporation continues to reduce its credit exposure through disposition of assets and different loss mitigation initiatives as the end of this difficult credit cycle in the Florida region is approaching.

     As shown in the following table, the allowance for loan and lease losses increased to $575.3 million at March 31, 2010, compared with $528.1 million at December 31, 2009. Expressed as a percent of period-end total loans receivable, the ratio increased to 4.33% at March 31,2010, compared with 3.79% at December 31, 2009. The $47.2 million increase in the allowance primarily reflected increases in specific reserves associated with impaired loans, predominantly in construction and commercial mortgage loans. The increase is also a result of adjustments to loss rate factors used to determine general reserves primarily to account for the increase in net charge-offs. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information. The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

	Quarter Ended
	March 31,
(Dollars in thousands)	2010	2009
Allowance for loan and lease losses, beginning of period	$528,120	$281,526

Provision (recovery) for loan and lease losses:
Residential mortgage	28,739	13,249
Commercial mortgage	37,719	3,645
Commercial and Industrial	(7,844)	6,375
Construction	99,300	30,557
Consumer and finance leases	13,051	5,603

	170,965	59,429

Charge-offs:
Residential mortgage	(13,346)	(7,162)
Commercial mortgage	(19,318)	(488)
Commercial and Industrial	(23,922)	(7,621)
Construction	(53,323)	(8,534)
Consumer and finance leases	(16,397)	(18,655)

	(126,306)	(42,460)

Recoveries:
Residential mortgage	—	-
Commercial mortgage	21	-
Commercial and Industrial	146	202
Construction	108	11
Consumer and finance leases	2,249	3,823

	2,524	4,036

Net charge-offs	(123,782)	(38,424)

Allowance for loan and lease losses, end of period	$575,303	$302,531

Allowance for loan and lease losses to period end total loans receivable	4.33%	2.24%
Net charge-offs annualized to average loans outstanding during the period	3.65%	1.16%
Provision for loan and lease losses to net charge-offs during the period	1.38x	1.55x

     The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2010		December 31, 2009
(In thousands)	Amount	Percent	Amount	Percent
Residential mortgage	$46,558	27%	$31,165	26%
Commercial mortgage loans	82,394	12%	63,972	11%
Construction loans	210,213	11%	164,128	11%
Commercial and Industrial loans (including loans to a local financial institution)	154,387	36%	186,007	38%
Consumer loans and finance leases	81,751	14%	82,848	14%

	$575,303	100%	$528,120	100%

     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of March 31, 2010 and December 31, 2009 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of March 31, 2010

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$444,948	$31,819	$75,422	$183,456	$—	$735,645

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	51,020	201,660	265,799	591,962	—	1,110,441
Allowance for loan and lease losses	1,975	44,878	74,408	124,039	—	245,300
Allowance for loan and lease losses to principal balance	3.87%	22.25%	27.99%	20.95%	0.00%	22.09%

Loans with general allowance:
Principal balance of loans	3,082,674	1,314,228	4,496,585	681,609	1,852,385	11,427,481
Allowance for loan and lease losses	44,583	37,516	79,979	86,174	81,751	330,003
Allowance for loan and lease losses to principal balance	1.45%	2.85%	1.78%	12.64%	4.41%	2.89%

Total portfolio, excluding loans held for sale:
Principal balance of loans	$3,578,642	$1,547,707	$4,837,806	$1,457,027	$1,852,385	$13,273,567
Allowance for loan and lease losses	46,558	82,394	154,387	210,213	81,751	575,303
Allowance for loan and lease losses to principal balance	1.30%	5.32%	3.19%	14.43%	4.41%	4.33%

As of December 31, 2009

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$384,285	$62,920	$48,943	$100,028	$—	$596,176

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	60,040	159,284	243,123	597,641	—	1,060,088
Allowance for loan and lease losses	2,616	30,945	62,491	86,093	—	182,145
Allowance for loan and lease losses to principal balance	4.36%	19.43%	25.70%	14.41%	0.00%	17.18%

Loans with general allowance:
Principal balance of loans	3,151,183	1,368,617	5,059,363	794,920	1,898,104	12,272,187
Allowance for loan and lease losses	28,549	33,027	123,516	78,035	82,848	345,975
Allowance for loan and lease losses to principal balance	0.91%	2.41%	2.44%	9.82%	4.36%	2.82%

Total portfolio, excluding loans held for sale:
Principal balance of loans	$3,595,508	$1,590,821	$5,351,429	$1,492,589	$1,898,104	$13,928,451
Allowance for loan and lease losses	31,165	63,972	186,007	164,128	82,848	528,120
Allowance for loan and lease losses to principal balance	0.87%	4.02%	3.48%	11.00%	4.36%	3.79%

     The following tables show the activity for impaired loans and the related specific reserves during the first quarter of 2010:

Impaired Loans:
(In thousands)
Balance at beginning of period	$1,656,264
Loans determined impaired during the period	317,333
Net charge-offs (1)	(101,259)
Loans sold, net of charge-offs of $12.7 million (2)	(18,749)
Loans foreclosed, paid in full and partial payments, net of additional disbursements	(7,503)

Balance at end of period	$1,846,086

(1)	Approximately $52.3 million, or 52%, is related to contruction loans ($33.7 million in Puerto Rico and $18.6 million in Florida). Also, approximately $15.0 million, or 15%, related to a commercial loan extended to a local financial institution.

(2)	Associated with two commercial mortgage (originally disbursed as condo-conversion) loans sold in Florida.

		For the Quarter Ended March 31, 2010
	Residential	Commercial		Construction
	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Total
Allowance for impaired loans, beginning of period	$2,616	$30,945	$62,491	$86,093	$182,145
Provision for impaired loans	9,137	31,362	33,655	90,260	164,414
Charge-offs	(9,778)	(17,429)	(21,738)	(52,314)	(101,259)

Allowance for impaired loans, end of period	$1,975	$44,878	$74,408	$124,039	$245,300

Given the present economic outlook in the Corporation’s principal markets and in spite of actions taken, the Corporation may experience further deterioration in its portfolios, which may result in higher credit losses and additions to reserve balances.
Credit Quality
Though credit quality remained under pressure in the first quarter of 2010 and the performance was negatively impacted by the sustained economic weakness in Puerto Rico, there were some positive signs. For example, the level of non-performing loans increased at a much lower rate than the increases observed during most of 2009. Also, there was an overall decline in non-accrual loans in the United States and absorption rates on residential construction projects financed by the Corporation increased over the last two quarters.
Non-accrual Loans and Non-performing Assets
     Total non-performing assets consist of non-accrual loans, foreclosed real estate and other repossessed properties as well as non-performing investment securities. Non-accrual loans are those loans on which the accrual of interest is discontinued. When a loan is placed in non-accrual status, any interest previously recognized and not collected is reversed and charged against interest income.
Non-accrual Loans Policy
     Residential Real Estate Loans — The Corporation classifies real estate loans in non-accrual status when interest and principal have not been received for a period of 90 days or more.

     Commercial and Construction Loans — The Corporation places commercial loans (including commercial real estate and construction loans) in non-accrual status when interest and principal have not been received for a period of 90 days or more or when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of principal or interest is not expected due to deterioration in the financial condition of the borrower. Cash payments received on certain loans that are impaired and collateral dependent are recognized when collected in accordance with the contractual terms of the loans. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to principal. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral.
     Finance Leases — Finance leases are classified in non-accrual status when interest and principal have not been received for a period of 90 days or more.
     Consumer Loans — Consumer loans are classified in non-accrual status when interest and principal have not been received for a period of 90 days or more.
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
     Investment Securities
     This category presents investment securities reclassified to non-accrual status, at their book value.
Past Due Loans
     Past due loans are accruing loans which are contractually delinquent 90 days or more. Past due loans are either current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.
The Corporation has in place loan loss mitigation programs providing homeownership preservation assistance. Loans modified through this program are reported as non-accrual loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accrual status.

     The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Non-accrual loans:
Residential mortgage	$446,676	441,642
Commercial mortgage	230,468	196,535
Commercial and Industrial	228,113	241,316
Construction	685,415	634,329
Finance leases	4,735	5,207
Consumer	43,937	44,834

Total non-performing loans	1,639,344	1,563,863

REO	73,444	69,304
Other repossessed property	12,464	12,898
Investment securities (1)	64,543	64,543

Total non-performing assets	$1,789,795	$1,710,608

Past due loans 90 days and still accruing	$189,647	$165,936
Non-performing assets to total assets	9.49%	8.71%
Non-accrual loans to total loans receivable	12.35%	11.23%
Allowance for loan and lease losses	$575,303	$528,120
Allowance to total non-accrual loans	35.09%	33.77%
Allowance to total non-accrual loans, excluding residential real estate loans	48.24%	47.06%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.

The following table shows non-performing assets by geographic segment:

	March 31,	December 31,
(In thousands)	2010	2009
Puerto Rico:
Non-accrual loans:
Residential mortgage	$386,517	$376,018
Commercial mortgage	148,173	128,001
Commercial and Industrial	219,196	229,039
Construction	455,919	385,259
Finance leases	4,735	5,207
Consumer	40,504	40,132

Total non-accrual loans	1,255,044	1,163,656

REO	50,470	49,337
Other repossessed property	11,921	12,634
Investment securities	64,543	64,543

Total non-performing assets	$1,381,978	$1,290,170

Past due loans 90 days and still accruing	$180,399	$128,016

Virgin Islands:
Non-accrual loans:
Residential mortgage	$10,726	$9,063
Commercial mortgage	11,726	11,727
Commercial and Industrial	4,650	8,300
Construction	2,886	2,796
Consumer	1,706	3,540

Total non-accrual loans	31,694	35,426

REO	470	470
Other repossessed property	330	221

Total non-performing assets	$32,494	$36,117

Past due loans 90 days and still accruing	$8,689	$23,876

Florida:
Non-accrual loans:
Residential mortgage	$49,433	$56,561
Commercial mortgage	70,569	56,807
Commercial and Industrial	4,267	3,977
Construction	226,610	246,274
Consumer	1,727	1,162

Total non-accrual loans	352,606	364,781

REO	22,504	19,497
Other repossessed property	213	43

Total non-performing assets	$375,323	$384,321

Past due loans 90 days and still accruing	$559	$14,044
Total non-accrual loans were $1.63 billion at March 31, 2010, and represented 12.35% of total loans receivable. This was up $75.5 million, or 4.83%, from $1.56 billion, or 11.23% of total loans receivable, at December 31, 2009. The increase from the fourth quarter of 2009 primarily reflected increases in construction and commercial mortgage loans.
Total non-accrual construction loans increased $51.1 million, or 8%, from the end of the fourth quarter. The increase was mainly in Puerto Rico where non-accrual construction loans increased by $70.7 million. The increase was primarily concentrated in three relationships with an aggregate balance of $58.1 million that entered into non-accrual status during the first quarter, partially offset by charge-offs. Two of these three relationships, or $33.4 million, are associated with residential housing projects and the remaining relationship is related to a commercial project in Puerto Rico.

Non-accrual construction loans in Florida decreased by $19.7 million from the end of the fourth quarter of 2009. The decrease was a function of both charge-off activity as well as problem credit resolutions, including a restructured loan with an outstanding balance of $9.3 million restored to accrual status after a sustained period of repayment and currently in compliance with modified terms.
Non-accrual commercial mortgage loans increased by $33.9 million, or 17%, from the end of the fourth quarter. The increase was spread through our geographic segments. Total non-accrual commercial mortgage loans in Puerto Rico increased by $20.2 million primarily related to a $14.9 million strip mall relationship. Non-accrual commercial mortgage loans in Florida increased by $13.8 million mainly related to a single $12.5 million relationship engaged in the acquisition of apartment complexes.
Non-accrual residential mortgage loans, which increased by $5.0 million, or 1%, mainly in Puerto Rico, were adversely affected by the continued trend of higher unemployment rates affecting consumers, partially offset by a decrease in the Florida portfolio. Non-accrual residential mortgage loans in Puerto Rico increased by $10.5 million, or 3%, from the end of the fourth quarter. Efforts to proactively address existing issues with loss mitigation and loan modification transactions have helped to minimize the inflow of new non-accrual loans. Approximately $336.0 million, or 75% of total non-accrual residential mortgage loans, have been written down to their net realizable value. In Florida, there was an overall decrease of $7.1 million in non-accrual residential mortgage loans mainly due to loans foreclosed and charge-offs. During the first quarter, the non-accrual residential mortgage loan portfolio in the Virgin Islands increased by $1.7 million.
C&I non-accrual loans decreased $13.2 million, or 5%, from the end of the fourth quarter. The decrease resulted from charge-offs, including a charge-off of $15.0 million associated with a loan extended to a local financial institution in Puerto Rico, and approximately $3.6 million related to the restoration to accrual status of restructured loans after a sustained period of repayment and pay-downs. This was partially offset by the inflow of non-accrual loans during the quarter, mainly in Puerto Rico and spread throughout several industries.
The levels of non-accrual consumer loans, including finance leases, remained stable showing a $1.4 million decrease during the first quarter. This resulted from a $1.8 million decrease in the Virgin Islands portfolio and a $0.6 million increase in the Florida portfolio. Non-accrual consumer loans in Puerto Rico remained essentially unchanged from the fourth quarter of 2009 with an increase of $0.1 million.
At March 31, 2010, approximately $196.3 million of loans placed in non-accrual status, mainly construction and commercial loans, were current or had delinquencies of less than 90 days in their interest payments. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
During the first quarter of 2010, interest income of approximately $1.6 million related to $938.6 million of non-accrual loans, mainly non-accrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method. The Corporation will continue to evaluate restructuring alternatives to mitigate losses and enable borrowers to repay their loans under revised terms in an effort to preserve the value of the Corporation’s interests over the long-term.
The allowance to non-performing loans ratio as of March 31, 2010 was 35.09%, compared to 33.77% as of December 31, 2009. The increase in the ratio is attributable in part to increases in reserve factors for classified loans and additional charges to specific reserves. As of March 31, 2010, approximately $497.2 million, or 30%, of total non- performing loans have been charged-off to their net realizable value as shown in the following table.

	Residential	Commercial
	Mortgage	Mortgage		Construction	Consumer and
(Dollars in thousands)	Loans	Loans	C&I Loans	Loans	Finance Leases	Total
As of March 31, 2010

Non-performing loans charged-off to realizable value	$335,983	$17,497	$34,028	$109,693	$—	$497,201
Other non-performing loans	110,693	212,971	194,085	575,722	48,672	1,142,143

Total non-performing loans	$446,676	$230,468	$228,113	$685,415	$48,672	$1,639,344

Allowance to non-performing loans	10.42%	35.75%	67.68%	30.67%	167.96%	35.09%
Allowance to non-performing loans, excluding non-performing loans charged-off to realizable value	42.06%	38.69%	79.55%	36.51%	167.96%	50.37%

As of December 31, 2009

Non-performing loans charged-off to realizable value	$320,224	$38,421	$19,244	$139,787	$—	$517,676
Other non-performing loans	121,418	158,114	222,072	494,542	50,041	1,046,187

Total non-performing loans	$441,642	$196,535	$241,316	$634,329	$50,041	$1,563,863

Allowance to non-performing loans	7.06%	32.55%	77.08%	25.87%	165.56%	33.77%
Allowance to non-performing loans, excluding non-performing loans charged-off to realizable value	25.67%	40.46%	83.76%	33.19%	165.56%	50.48%
The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, restructurings or loan modifications through these program as well as other restructurings of individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fit the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate. As of March 31, 2010, the Corporation’s TDR loans consisted of $169.4 million of residential mortgage loans, $44.8 million commercial and industrial loans, $81.5 million commercial mortgage loans and $89.8 million of construction loans. From the $385.5 million total TDR loans, approximately $148.3 million are in compliance with modified terms, $30.2 million are 30-89 days delinquent, and $207.0 million are classified as non-accrual as of March 31,2010.
Included in the $385.5 million of TDR loans are certain impaired condo-conversion loans restructured into two separate agreements (loan splitting) in the fourth quarter of 2009. At that time, each of these loans was restructured into two notes, one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The restructuring of these loans was made after analyzing the borrowers’ and guarantors’ capacity to service the debt and ability to perform under the modified terms. As part of the restructuring of the loans, the first note of each loan have been placed on a monthly payment of principal and interest that amortize the debt over 25 years at a market rate of interest. An interest rate reduction was granted for the second note. The carrying value of the notes deemed collectible amounted to $22.0 million as of March 31, 2010 and the charge-offs recorded prior to 2010 associated with these loans were $29.7 million. The loans that have been deemed collectible continue to be individually evaluated for impairment purposes and a specific reserve of $3.4 million was allocated to these loans as of March 31, 2010.
Total non-performing assets, which include non-accrual loans, were $1.79 billion at March 31, 2010. This was up $79.2 million, or 5%, from $1.71 billion at the end of the fourth quarter of 2009. During the first quarter of 2010, the Corporation sold approximately $6.0 million of REO properties at or close to their carrying amounts, thus no significant gains or losses were recorded at the time of sale.
The over 90-day delinquent, but still accruing, loans to total loans receivable ratio, excluding loans guaranteed by the U.S. Government, was 0.88% at March 31, 2010, up from 0.69% at the end of the fourth quarter, but down 39 basis points from a year-ago.
Net Charge-offs and Total Credit Losses
Total net charge-offs for the first quarter of 2010 were $123.8 million or 3.65% of average loans on an annualized basis, compared to $38.4 million or an annualized 1.16% of average loans for the first quarter of 2009. Even though the increase in net charge-offs in absolute numbers was higher in Puerto Rico, loss rates (charge-offs to average loans) for all major loan categories continued to be significantly higher in the United States than in Puerto Rico.
Construction loans net charge-offs in the first quarter were $53.2 million, or an annualized 14.35% of related loans, up from $8.5 million, or an annualized 2.21% of related loans, in the first quarter of 2009. First quarter results were substantially impacted by individual charge-offs in excess of $5 million. There was $33.5 million associated with three residential housing projects. The increase from the prior quarter was related to both the Puerto Rico and the Florida portfolios. Construction loans net charge-offs in Puerto Rico were $33.7 million, an increase of $26.9 million over first quarter 2009 levels, including $18.5 million associated with two residential projects. Construction loans net charge-offs in the United States of $19.5 million, or $17.7 million above first quarter 2009 levels, were mainly related to a single residential project that was previously reserved. The Corporation continued its ongoing management efforts including obtaining updated appraisals on properties and assessing a project’s status within the context of market environment expectations. This portfolio remains susceptible to the ongoing housing market disruptions, particularly in Puerto Rico. In the United States, based on the portfolio management process, including charge-off activity over the past year and several sales of problem credits, the credit issues in this portfolio have been substantially addressed. The Corporation is engaged in continuous efforts to identify alternatives that enable borrowers to repay their loans while protecting the Corporation’s investments.

C&I loans net charge-offs in the first quarter of 2010 were $23.8 million, or an annualized 1.88% of related loans, an increase of $16.4 million when compared to the $7.4 million, or an annualized 0.65%, recorded in the 2009 first quarter. There was a $15.0 million charge-off associated with a loan extended to a local financial institution that was adequately reserved prior to 2010. Remaining C&I loans net charge-offs in the first quarter of 2010 were concentrated in Puerto Rico, distributed across several industries, with the largest individual charge-off amounting to $1.2 million.
Commercial mortgage loans net charge-offs in the first quarter of 2010 were $19.3 million, or an annualized 4.85%, a $18.8 million increase from the fourth quarter of 2009. First quarter results were substantially impacted by charge-offs of $13.9 million associated with two impaired loans in Florida that were sold during the first quarter. These loans, which in aggregate amounted to $31.4 million, were adequately reserved prior to 2010 and additional charges to the reserve during the first quarter were not necessary.
Residential mortgage net charge-offs were $13.3 million, or an annualized 1.50% of related average loans. This was up from $7.2 million, or an annualized 0.82%, of related average balances in the first quarter of 2009. The higher loss level compared with the prior quarter reflected increases in delinquency levels, resulting from continued deterioration in economic conditions in Puerto Rico and high unemployment levels, as well as reductions in property values. Reductions in property values were validated by a study conducted by an independent consulting firm that performed a review of the residential real estate loan portfolio in Puerto Rico. This review included, among other things, the purchase of realtors’ and appraisers’ data to confirm recent property values. Approximately $9.8 million in charge-offs for the first quarter ($5.2 million in Puerto Rico, $4.1 million in Florida and $0.5 million in Virgin Islands) resulted from valuations, for impairment purposes, of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $2.2 million recorded in the first quarter of 2009. Total residential mortgage loans evaluated for impairment purposes amounted to approximately $336.0 million as of March 31, 2010, and have been charged-off to their net realizable value, representing approximately 75% of the total non-performing residential mortgage loan portfolio outstanding as of March 31, 2010. Net charge-offs for residential mortgage loans also include $3.3 million related to loans foreclosed during the first quarter, down from $4.9 million recorded for loans foreclosed in the fourth quarter. Consistent with the Corporation’s assessment of the value of properties and current and future market conditions, management is executing strategies to accelerate the sale of the real estate acquired in satisfaction of debt (REO). The ratio of net charge-offs to average loans on the Corporation’s residential mortgage loan portfolio of 1.50% for the quarter ended March 31, 2010 is lower than the approximately 2.74% average charge-off rate for commercial banks in the U.S. mainland for the fourth quarter of 2009, as per statistical releases published by the Federal Reserve, and loss rates in the Corporation’s Puerto Rico operations are more than five times lower than loss rates experienced by the Corporation in the Florida market.
     Net charge-offs of consumer loans and finance leases in the first quarter of 2010 were $14.1 million compared to net charge-offs of $14.8 million for the first quarter of 2009. Annualized net charge-offs as a percent of related loans increased to 3.01% from 2.84% for the first quarter of 2009. Performance of this portfolio on absolute terms continued to be consistent with management’s views regarding the underlying quality of the portfolio. The level of delinquencies has improved compared to the trailing fourth quarter of 2009, further supporting management’s views of improved performance going forward.

The following table presents annualized charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31,	March 31,
	2010	2009
Residential mortgage	1.50%	0.82%
Commercial mortgage	4.85%	0.13%
Commercial and Industrial	1.88%	0.65%
Construction	14.35%	2.21%
Consumer and finance leases	3.01%	2.84%
Total loans	3.65%	1.16%
     The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.
     The following table presents charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2010	2009
PUERTO RICO:

Residential mortgage	1.11%	0.86%
Commercial mortgage	0.71%	0.20%
Commercial and Industrial	1.92%	0.61%
Construction	13.45%	3.17%
Consumer and finance leases	2.95%	2.61%
Total loans	2.80%	1.19%

VIRGIN ISLANDS:

Residential mortgage	0.47%	0.03%
Commercial mortgage	0.00%	0.00%
Commercial and Industrial (1)	-0.02%	0.56%
Construction	0.15%	0.00%
Consumer and finance leases	3.82%	4.00%
Total loans	0.55%	0.60%

FLORIDA:

Residential mortgage	5.70%	1.43%
Commercial mortgage	13.23%	0.00%
Commercial and Industrial	10.78%	6.28%
Construction	27.23%	1.37%
Consumer and finance leases	3.96%	9.95%
Total loans	13.90%	1.31%

1 -	For the first quarter of 2010, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.

     Total credit losses (equal to net charge-offs plus losses on REO operations) for the first quarter ended March 31, 2010 amounted to $127.5 million, or 3.84% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $43.8 million, or a loss rate of 1.32%, for the first quarter of 2009.
     The following table presents a detail of the REO inventory and credit losses for the periods indicated:
Credit Loss Performance

	Quarter Ended
	March 31,
	2010	2009
	(In thousands)
REO
REO balances, carrying value:
Residential	$38,851	$31,460
Commercial	20,322	3,289
Condo-conversion projects	8,000	9,500
Construction	6,271	5,185

Total	$73,444	$49,434

REO activity (number of properties):
Beginning property inventory,	285	155
Properties acquired	98	74
Properties disposed	(52)	(24)

Ending property inventory	331	205

Average holding period (in days)
Residential	235	132
Commercial	204	188
Condo-conversion projects	733	396
Construction	417	215

	296	195

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,245)	$(3,185)
Commercial	(676)	(399)
Condo-conversion projects	—	—
Construction	49	(463)

	(1,872)	(4,047)

Other REO operations expenses	(1,821)	(1,328)

Net Loss on REO operations	$(3,693)	$(5,375)

CHARGE-OFFS
Residential charge-offs, net	$(13,346)	$(7,162)
Commercial charge-offs, net	(43,073)	(7,907)
Construction charge-offs, net	(53,215)	(8,523)
Consumer and finance leases charge-offs, net	(14,148)	(14,832)

Total charge-offs, net	(123,782)	(38,424)

TOTAL CREDIT LOSSES (1)	$(127,475)	$(43,799)

LOSS RATIO PER CATEGORY (2):
Residential	1.62%	1.17%
Commercial	2.63%	0.54%
Construction	14.21%	2.30%
Consumer	3.00%	2.83%
TOTAL CREDIT LOSS RATIO (3)	3.84%	1.32%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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
   Legal and Compliance Risk
     Legal and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business areas with direct reporting relationships to the Corporate Compliance Group.
Concentration Risk
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation continues diversifying its geographical risk as evidenced by its operations in the Virgin Islands and in Florida.
     As of March 31, 2010, the Corporation had $677.1 million outstanding of credit facilities granted to the Puerto Rico government and/or its political subdivisions and $165.5 million granted to the Virgin Islands government. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Such corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico and Virgin Islands government, the largest loan to one borrower as of March 31, 2010 in the amount of $314.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate. Of the total gross loan portfolio of $13.3 billion as of March 31, 2010, approximately 83% have credit risk concentration in Puerto Rico, 9% in the United States and 8% in the Virgin Islands

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I — Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
ITEM 1A. RISK FACTORS
     Our business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s operations, financial condition or results for future periods see the risk factors below and Item 1A, Risk Factors, in the Corporation’s 2009 Annual Report on Form 10-K. These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2009 Form 10-K.
     The risks described in the Corporation’s 2009 Form 10-K and in this report are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.
Regulatory actions could have a material effect on our business, operations, financial condition or results of operations or the value of our common stock.
     Although as of March 31, 2010 the amounts of the Corporation’s and its subsidiary bank’s capital exceeded the minimum amounts required for them to qualify as “well capitalized” for regulatory purposes, the Corporation must increase its common equity to provide additional protection from the possibility that, due to the current economic situation in Puerto Rico that has impacted the Corporation’s asset quality and earnings performance, First BanCorp could have to recognize additional loan loss reserves against its loan portfolio and absorb the potential future credit losses associated with the disposition of non-performing assets. The Corporation has assured its regulators that it is committed to raising capital and is actively pursuing capital strengthening initiatives. If we are not able to increase our capital in the near term, we believe that it is likely that our regulators could require us to execute certain informal or formal written regulatory agreements that could materially affect our business, operations, financial condition, results of operations or the value of our common stock. The regulatory actions could require the Corporation to raise capital within a specified time frame to maintain the regulatory ratios at levels above the minimum amounts required for “well capitalized” banks and require the Corporation to seek a waiver to continue to issue brokered CDs, even at a reduced level.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
3.1 — Articles of Incorporation, as amended on April 27, 2010.
12.1 — Ratio of Earnings to Fixed Charges.
12.2 — Ratio of Earnings to Fixed Charges and Preference Dividends.
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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant
Date: May 10, 2010	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 10, 2010	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer