Form 10-Q
period 2010-06-30
FIRST BANCORP /PR/
filed 2010-08-09
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Common stock: 92,542,722 outstanding as of July 31, 2010.

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2010 and December 31, 2009	5
Consolidated Statements of Loss (Unaudited) — Quarters ended June 30, 2010 and June 30, 2009 and six-month periods ended June 30, 2010 and June 30, 2009	6

Consolidated Statements of Cash Flows (Unaudited) — Six-month periods ended June 30, 2010 and June 30, 2009	7
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Six-month periods ended June 30, 2010 and June 30, 2009	8

Consolidated Statements of Comprehensive Loss (Unaudited) — Quarters ended June 30, 2010 and June 30, 2009 and six-month periods ended June 30, 2010 and June 30, 2009	9

Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3. Quantitative and Qualitative Disclosures About Market Risk	98
Item 4. Controls and Procedures	98

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	99
Item 1A. Risk Factors	99
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	109
Item 3. Defaults Upon Senior Securities	109
Item 4. Reserved	109
Item 5. Other Information	109
Item 6. Exhibits	110

SIGNATURES
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	uncertainty about whether the Corporation will be able to fully comply with the written agreement dated June 3, 2010 (the “Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “FED”) and the order dated June 2, 2010 (the “Order” and collectively with the Agreement, the “Agreements”) that the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or “the Bank”) entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to attain certain capital levels and reduce its special mention, classified, delinquent and non-accrual assets;

•	uncertainty as to whether the Corporation will be able to meet the conditions necessary to compel the United States Department of the Treasury (the “U.S. Treasury”) to convert into Common Stock the shares of the Corporation’s preferred stock that the Corporation issued to the U.S. Treasury;

•	uncertainty as to whether the Corporation will be able to complete future capital-raising efforts;

•	the risk of being subject to possible additional regulatory action, including as a result of an inability to implement the capital plans submitted in accordance with the Agreements;

•	the strength or weakness of the real estate market and of the consumer and commercial credit sector and their impact on the credit quality of the Corporation’s loans and other assets, including the construction and commercial real estate loan portfolios, which have contributed and may continue to contribute to, among other things, the increase in the levels of non-performing assets, charge-offs and the provision expense;

•	adverse changes in general economic conditions in the United States and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets;

•	the Corporation’s reliance on brokered certificates of deposit and its ability to obtain, on a periodic basis, approval to issue brokered certificates of deposit to fund operations and provide liquidity in accordance with the terms of the Order;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the recently announced consolidation of the banking industry in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•	a need to recognize additional impairments of financial instruments or goodwill relating to acquisitions;

•	uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the United States and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the FED, the FDIC, government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expense;

•	risks of not being able to generate sufficient income to realize the benefit of the deferred tax asset;

•	risks of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	developments in technology;

•	the impact of Doral Financial Corporation’s financial condition on the repayment of its outstanding secured loans to the Corporation;

•	risks associated with further downgrades in the credit ratings of the Corporation’s securities;

•	general competitive factors and industry consolidation; and

•	the possible future dilution to holders of the Corporation’s Common Stock resulting from additional issuances of Common Stock or securities convertible into Common Stock.
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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	June 30, 2010	December 31, 2009
ASSETS

Cash and due from banks	$523,047	$679,798

Money market investments:
Federal funds sold and securities purchased under agreements to resell	5,066	1,140
Time deposits with other financial institutions	1,588	600
Other short-term investments	15,390	22,546

Total money market investments	22,044	24,286

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	2,342,398	3,021,028
Other investment securities	1,612,512	1,149,754

Total investment securities available for sale	3,954,910	4,170,782

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	333,581	400,925
Other investment securities	199,721	200,694

Total investment securities held to maturity, fair value of $562,334 (December 31, 2009 — $621,584)	533,302	601,619

Other equity securities	69,843	69,930

Loans, net of allowance for loan and lease losses of $604,304 (December 31, 2009 — $528,120)	11,898,808	13,400,331
Loans held for sale, at lower of cost or market	100,626	20,775

Total loans, net	11,999,434	13,421,106

Premises and equipment, net	207,440	197,965
Other real estate owned	72,358	69,304
Accrued interest receivable on loans and investments	66,390	79,867
Due from customers on acceptances	1,036	954
Accounts receivable from investment sales	319,459	—
Other assets	346,760	312,837

Total assets	$18,116,023	$19,628,448

LIABILITIES

Deposits:
Non-interest-bearing deposits	$715,166	$697,022
Interest-bearing deposits	12,012,409	11,972,025

Total deposits	12,727,575	12,669,047

Loans payable	—	900,000
Securities sold under agreements to repurchase	2,584,438	3,076,631
Advances from the Federal Home Loan Bank (FHLB)	940,440	978,440
Notes payable (including $10,504 and $13,361 measured at fair value as of June 30, 2010 and December 31, 2009, respectively)	24,059	27,117
Other borrowings	231,959	231,959
Bank acceptances outstanding	1,036	954
Accounts payable from investment purchases	8,475	—
Accounts payable and other liabilities	159,752	145,237

Total liabilities	16,677,734	18,029,385

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued and outstanding 22,404,000 shares at an aggregate liquidation value of $950,100	930,830	928,508

Common stock, $1 par value, authorized 750,000,000 shares; issued 102,440,522	102,440	102,440
Less: Treasury stock (at cost)	(9,898)	(9,898)

Common stock outstanding, 92,542,722 shares outstanding	92,542	92,542

Additional paid-in capital	134,270	134,223
Legal surplus	299,006	299,006
(Accumulated deficit) retained earnings	(81,670)	118,291
Accumulated other comprehensive income, net of tax expense of $11,755 (December 31, 2009 — $4,628)	63,311	26,493

Total stockholders’equity	1,438,289	1,599,063

Total liabilities and stockholders’equity	$18,116,023	$19,628,448

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share information)	2010	2009	2010	2009
Interest income:
Loans	$175,070	$185,318	$352,503	$373,263
Investment securities	39,170	67,345	82,289	137,632
Money market investments	624	117	1,060	208

Total interest income	214,864	252,780	435,852	511,103

Interest expense:
Deposits	63,766	79,458	129,732	174,768
Loans payable	1,265	614	3,442	960
Federal funds purchased and securities sold under agreements to repurchase	25,035	29,015	50,317	59,160
Advances from FHLB	7,587	8,317	15,281	16,609
Notes payable and other borrowings	(1,851)	4,362	1,155	6,994

Total interest expense	95,802	121,766	199,927	258,491

Net interest income	119,062	131,014	235,925	252,612

Provision for loan and lease losses	146,793	235,152	317,758	294,581

Net interest loss after provision for loan and lease losses	(27,731)	(104,138)	(81,833)	(41,969)

Non-interest income:
Other service charges on loans	1,486	1,523	3,242	3,052
Service charges on deposit accounts	3,501	3,327	6,969	6,492
Mortgage banking activities	2,140	2,373	4,640	3,179
Net gain on sale of investments	24,240	10,305	55,604	28,143
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	(3)	(32,541)	(603)	(32,929)
Noncredit-related impairment portion on debt securities not expected to be sold (recognized in other comprehensive income)	—	31,480	—	31,480

Net impairment losses on investment securities	(3)	(1,061)	(603)	(1,449)
Rental income	—	407	—	856
Other non-interest income	8,161	6,541	14,999	13,195

Total non-interest income	39,525	23,415	84,851	53,468

Non-interest expenses:
Employees’ compensation and benefits	30,958	34,472	62,686	68,714
Occupancy and equipment	14,451	17,448	29,302	32,222
Business promotion	3,340	3,836	5,545	6,952
Professional fees	5,604	3,342	10,891	6,528
Taxes, other than income taxes	3,817	4,017	7,638	8,018
Insurance and supervisory fees	16,606	16,622	35,124	23,294
Net loss on real estate owned (REO) operations	10,816	6,626	14,509	12,001
Other non-interest expenses	13,019	9,625	24,278	22,787

Total non-interest expenses	98,611	95,988	189,973	180,516

Loss before income taxes	(86,817)	(176,711)	(186,955)	(169,017)

Income tax (expense) benefit	(3,823)	98,053	(10,684)	112,250

Net loss	$(90,640)	$(78,658)	$(197,639)	$(56,767)

Net loss attributable to common stockholders	$(96,810)	$(94,825)	$(209,961)	$(88,051)

Net loss per common share:

Basic	$(1.05)	$(1.03)	$(2.27)	$(0.95)

Diluted	$(1.05)	$(1.03)	$(2.27)	$(0.95)

Dividends declared per common share	$—	$0.07	$—	$0.14

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(197,639)	$(56,767)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,863	10,460
Amortization and impairment of core deposit intangible	1,297	5,856
Provision for loan and lease losses	317,758	294,581
Deferred income tax expense (benefit)	5,047	(94,057)
Stock-based compensation recognized	47	52
Gain on sale of investments, net	(55,604)	(28,143)
Other-than-temporary impairments on investment securities	603	1,449
Derivatives instruments and hedging activities gain	(1,676)	(16,302)
Net gain on sale of loans and impairments	(526)	(3,807)
Net amortization of premiums and discounts and deferred loan fees and costs	802	549
Net increase in mortgage loans held for sale	(8,845)	(27,691)
Amortization of broker placement fees	10,787	12,146
Net amortization of premium and discounts on investment securities	3,293	5,341
Increase (decrease) in accrued income tax payable	909	(16,509)
Decrease in accrued interest receivable	12,132	19,390
Decrease in accrued interest payable	(276)	(19,193)
(Increase) Decrease in other assets	(298)	17,283
Increase in other liabilities	13,727	22,520

Total adjustments	309,040	183,925

Net cash provided by operating activities	111,401	127,158

Cash flows from investing activities:
Principal collected on loans	2,118,978	1,661,329
Loans originated	(1,141,868)	(1,984,001)
Purchases of loans	(87,436)	(100,697)
Proceeds from sale of loans	19,187	4,866
Proceeds from sale of repossessed assets	47,440	31,510
Proceeds from sale of available-for-sale securities	733,887	791,313
Purchases of securities available for sale	(1,921,842)	(2,627,666)
Proceeds from principal repayments and maturities of securities held to maturity	75,054	1,017,001
Proceeds from principal repayments of securities available for sale	1,278,313	511,713
Additions to premises and equipment	(19,338)	(24,809)
Proceeds from sale of other investment securities	10,668	—
Increase in other equity securities	(163)	(19,285)

Net cash provided by (used in) investing activities	1,112,880	(738,726)

Cash flows from financing activities:
Net increase (decrease) in deposits	46,919	(1,015,725)
Net (decrease) increase in loans payable	(900,000)	135,000
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(492,193)	709,050
Net FHLB advances (paid) taken	(38,000)	265,000
Dividends paid	—	(39,710)
Issuance of preferred stock and associated warrant	—	400,000
Other financing activities	—	8

Net cash (used in) provided by financing activities	(1,383,274)	453,623

Net decrease in cash and cash equivalents	(158,993)	(157,945)

Cash and cash equivalents at beginning of period	704,084	405,733

Cash and cash equivalents at end of period	$545,091	$247,788

Cash and cash equivalents include:
Cash and due from banks	$523,047	$177,963
Money market instruments	22,044	69,825

	$545,091	$247,788

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
(In thousands)	2010	2009
Preferred Stock:
Balance at beginning of period	$928,508	$550,100
Issuance of preferred stock — Series F	—	400,000
Preferred stock discount — Series F	—	(25,820)
Accretion of preferred stock discount- Series F	2,322	1,979

Balance at end of period	930,830	926,259

Common Stock outstanding	92,542	92,546

Additional Paid-In-Capital:
Balance at beginning of period	134,223	108,299
Issuance of common stock warrants	—	25,820
Stock-based compensation recognized	47	52
Other	—	8

Balance at end of period	134,270	134,179

Legal Surplus	299,006	299,006

(Accumulated deficit) Retained Earnings:
Balance at beginning of period	118,291	440,777
Net loss	(197,639)	(56,767)
Cash dividends declared on common stock	—	(12,966)
Cash dividends declared on preferred stock	—	(26,751)
Accretion of preferred stock discount — Series F	(2,322)	(1,979)

Balance at end of period	(81,670)	342,314

Accumulated Other Comprehensive Income, net of tax:
Balance at beginning of period	26,493	57,389
Other comprehensive income (loss), net of tax	36,818	(11,007)

Balance at end of period	63,311	46,382

Total stockholders’equity	$1,438,289	$1,840,686

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2010	2009	2010	2009
Net loss	$(90,640)	$(78,658)	$(197,639)	$(56,767)

Unrealized losses on available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Noncredit-related impairment losses on debt securities not expected to be sold	—	(31,480)	—	(31,480)
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	—	1,061	—	1,061

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gains arising during the period	70,999	6,565	88,528	49,869
Reclassification adjustments for net gain included in net income	(24,240)	(10,305)	(44,936)	(28,143)
Reclassification adjustments for other-than-temporary impairment on equity securities	3	—	353	388

Income tax expense related to items of other comprehensive income	(6,399)	(2,210)	(7,127)	(2,702)

Other comprehensive income (loss) for the period, net of tax	40,363	(36,369)	36,818	(11,007)

Total comprehensive loss	$(50,277)	$(115,027)	$(160,821)	$(67,774)

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I —
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2009, included in the Corporation’s 2009 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
          The results of operations for the quarter and six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.
Recent Developments
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order with the FDIC and the OCIF, a copy of which is attached as Exhibit 10.1 of the Form 8-K filed by the Corporation on June 4, 2010. This Order provides for various things, including (among other things) the following: (1) within 30 days of entering into the Order, the development by FirstBank of a capital plan to achieve over time a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%, (2) the preparation by FirstBank of strategic, liquidity and earnings plans and related projections within certain timetables set forth in the Order and on an ongoing basis, (3) the preparation by FirstBank of plans for reducing criticized assets and delinquent loans within timeframes set forth in the Order, (4) the requirement for First Bank board approval prior to the extension of credit to classified borrowers, (5) certain limitations with respect to brokered deposits, including the need for pre-approval by the FDIC of the issuance of brokered deposits, (6) the establishment by FirstBank of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of loan policies, including the non-accrual policy, and (7) the operation by FirstBank under adequate and effective programs of independent loan review and appraisal compliance and under an effective policy for managing sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2010, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.
     Effective June 3, 2010, First BanCorp entered into the Agreement with the FED, a copy of which is attached as Exhibit 10.2 of the Form 8-K filed by the Corporation on June 4, 2010. The Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent of the FED, the holding company may not pay dividends to stockholders or receive dividends from FirstBank, the holding company and its nonbank subsidiaries may not make payments on trust preferred securities or subordinated debt, and the holding company cannot incur, increase or guarantee debt or repurchase any capital securities. The Agreement also requires that the holding company submit a capital plan that reflects sufficient capital, which must be acceptable to the FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Agreement.
          The Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it impose any type of penalties or fines upon FirstBank or the Corporation. The FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered deposit market through September 30, 2010. FirstBank will request approvals for future periods.
          On July 7, 2010, the Corporation entered into an Exchange Agreement (the “Exchange Agreement”) with the U.S. Treasury pursuant to which the U.S. Treasury agreed, subject to the satisfaction or waiver of certain closing conditions, to exchange all 400,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, with a liquidation preference of $1,000 per share (the “Series F Preferred Stock”), beneficially owned and held by the Treasury, for 400,000 shares of a new series of preferred stock, Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), with a liquidation preference of $1,000 per share, plus additional shares of Series G Preferred Stock having a value equal to the accrued and unpaid dividends on the Series F Preferred Stock. The Corporation subsequently completed the transaction with the U.S. Treasury by issuing 424,174 shares of Series G Preferred Stock to the U.S. Treasury in exchange for the Series F Preferred Stock it previously held and accrued dividends. The Series G Preferred Stock is convertible into approximately 380.2 million shares of the Corporation’s common stock by the Corporation upon the satisfaction of certain conditions and by the U.S. Treasury and successor holders anytime and will be mandatorily converted on the seventh year anniversary at the then market price if it is still outstanding.
Capital and Liquidity
          The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Sustained weak economic conditions that have severely affected Puerto Rico and the United States over the last several years have adversely impacted First BanCorp’s results of operations and capital levels. The net loss in 2009, primarily related to credit losses, the valuation allowance on deferred tax assets and an increase in the deposit insurance premium, reduced the Corporation’s capital levels during 2009. The net loss for the six-month period ended June 30, 2010 was primarily driven by credit losses. While regulatory capital ratios were not significantly impacted during the first half of 2010, the tangible common equity ratio, which is an important measure to investors and credit rating agencies, continued to decrease impacted by the net loss for the six-month period ended June 30, 2010. The tangible common equity ratio decreased from 3.20% as of December 31, 2009 to 2.57% as of June 30, 2010. The decrease in regulatory capital ratios during the six-month period ended June 30, 2010 was not significant since the net loss reported for the period was almost entirely offset by a decrease in risk-weighted assets, consistent with the Corporation’s decision to deleverage its balance sheet to preserve its capital position. As of June 30, 2010, the Corporation’s Total and Tier 1 capital ratios were 13.35% and 12.05%, respectively, compared to 13.44% and 12.16% as of December 31, 2009. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2010, due to the Order discussed above, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.
          The Corporation submitted capital plans to the FED and the FDIC setting forth how the Corporation and FirstBank plan to improve their capital positions to comply with the above mentioned Agreements over time. Specifically, FirstBank’s Capital Plan details how it will achieve over time a leverage ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 10% and a Total capital to risk-weighted assets ratio of at least 12%.
          The Corporation already announced that it has commenced an offer to exchange (the “Exchange Offer”) up to 256,401,610 newly issued shares of its common stock for any and all of the issued and outstanding shares of Noncumulative Perpetual Monthly Income Preferred Stock, Series A through E (the “Preferred Stock”). In addition to this exchange offer, the Corporation has been taking steps to implement strategies to increase tangible common equity and regulatory capital through (i) the issuance of approximately $500 million of equity in one or more public or private offerings (a “Capital Raise”), (ii) the conversion into common stock of the shares of Series G Preferred Stock that the Corporation issued to the U.S. Treasury on July 20, 2010 in exchange for the Series F Preferred Stock that the Corporation sold to it on January 16, 2009, and (iii) a rights offering to common stockholders. The Corporation may compel the conversion of the Series G Preferred Stock into common stock only if, among other things, by April 7, 2011, it issues common stock in the Exchange Offer for at least $385 million liquidation preference amount of the Preferred Stock and issues at least $500 million of equity in a Capital Raise. Also, the Corporation has continued to deleverage its balance sheet by reducing amounts of brokered certificates of deposit (“CDs”) and borrowings. Such reductions were partially offset by increases in retail and business deposits when comparing ending balances as of June 30, 2010 to balances as of December 31, 2009. Significant decreases in risk-weighted assets have been achieved mainly through the non-renewal of commercial loans with 100% risk weightings, such as temporary loan facilities to the Puerto Rico government and others, and through the charge-offs of portions of loans deemed uncollectible. Also, a reduced volume of loan originations contributed to partially offset the effect of net losses on capital ratios.
          Inability to complete the above mentioned Exchange Offer could hinder efforts to sell Common Stock in a Capital Raise. If holders of $385 million or approximately 70% of the liquidation preference of the Preferred Stock tender their shares of Preferred Stock in the Exchange Offer, the Corporation raises $500 million of additional capital, and the holders of the Corporation’s Common Stock approve amendments to the Articles of Incorporation, by April 7, 2011, the Corporation will meet the substantive conditions necessary to compel the U.S. Treasury to convert into Common Stock the shares of recently issued Series G Preferred Stock. Completing the Capital Plan initiatives would result in dilution to the Corporation’s current stockholders. If the Corporation needs to continue to recognize significant reserves and cannot complete a Capital Raise, the Corporation and FirstBank may not be able to comply with the minimum capital requirements included in the capital plans required by the Agreements. In that case, the Corporation would implement other capital preservation strategies, including among others, an accelerated deleverage strategy and the divesture of profitable businesses, which could allow us to meet the minimum capital requirements included in the capital plans required by the Agreements. The Corporation anticipates that it will need to continue to dedicate significant resources and efforts to comply with these Agreements, which may increase operational costs or adversely affect the amount of time management has to conduct operations.
          Both the Corporation and the Bank actively manage liquidity and cash flow needs. The Corporation does not have any unsecured debt maturing during the remaining of 2010; additionally, it suspended common and preferred dividends to stockholders effective August 2009. As of June 30, 2010, the holding company had $52.6 million of cash and cash equivalents. Cash and cash equivalents at the Bank as of June 30, 2010 were approximately $544.8 million. The Bank has $484.4 million in repurchase agreements maturing over the next year, of which $184.4 million mature in the next 30 days, and $7.2 million in notes that mature prior to June 30, 2011. In addition, it had $7.1 billion in brokered deposits as of June 30, 2010 of which $3.5 billion mature over the next year. Liquidity at the bank level is highly dependent on bank deposits which fund 70.64% of the Bank’s assets (or 31.39% excluding brokered CDs). As of June 30, 2010, the Bank held approximately $1.1 billion of readily pledgeable or saleable investment securities.
          The Corporation’s credit as a long-term issuer is currently rated CCC+ by Standard & Poor’s (“S&P”) and B- by Fitch Ratings Limited (“Fitch”); both with negative outlook. At the FirstBank subsidiary level, long-term issuer rating is currently B3 by Moody’s Investor Service (“Moody’s”), six notches below their definition of investment grade; CCC+ by S&P seven notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade. The outlook on the Bank’s credit ratings from the three rating agencies is negative. During the second quarter of 2010, the Corporation and its subsidiary bank suffered credit rating downgrades from Moody’s (B1 to B3), S&P (B to CCC+), and Fitch (B to B-) rating services. Furthermore, on June 2010, Moody’s and Fitch placed the Corporation on “Credit Watch Negative” and S&P placed a “Negative Outlook”. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has also not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit funding, however, could be adversely affected by these credit ratings and any additional downgrades.
          Based on current and expected liquidity needs and sources, management expects First BanCorp to be able to meet its obligations for a reasonable period of time. The Corporation has $3.5 billion of brokered CDs maturing within twelve months from June 30, 2010. Management anticipates it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans. If unanticipated market factors emerge, or if the Corporation is unable to raise additional capital or complete the identified aforementioned capital preservation initiatives, successfully execute its plans, issue a sufficient amount of brokered deposits or comply with the Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Corporation’s business, results of operations and financial position.
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
          In June 2009, the FASB amended the existing guidance on the consolidation of variable interests to improve financial reporting by enterprises involved with variable interest entities and address (i) the effects of the elimination of the qualifying special-purpose entity concept in the accounting for transfer of financial assets guidance, and (ii) constituent concerns about the application of certain key provisions of the guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to the guidance is the replacement of the quantitative based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Corporation adopted the guidance with no material impact on its financial statements.
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

Currently, entities are only required to disclose activity in Level 3 measurements in the fair-value hierarchy on a net basis. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair-value hierarchy and the reasons for the transfers. Significance will be determined based on earnings and total assets or total liabilities or, when changes in fair value are recognized in other comprehensive income, based on total equity. A reporting entity must disclose and consistently follow its policy for determining when transfers between levels are recognized. Acceptable methods for determining when to recognize transfers include: (i) actual date of the event or change in circumstances causing the transfer; (ii) beginning of the reporting period; and (iii) end of the reporting period. The guidance requires disclosure of fair-value measurements by “class” instead of “major category.” A class is generally a subset of assets and liabilities within a financial statement line item and is based on the specific nature and risks of the assets and liabilities and their classification in the fair-value hierarchy. When determining classes, reporting entities must also consider the level of disaggregated information required by other applicable GAAP. For fair-value measurements using significant observable inputs (Level 2) or significant unobservable inputs (Level 3), this guidance requires reporting entities to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. If the valuation technique has changed in the reporting period (e.g., from a market approach to an income approach) or if an additional valuation technique is used, entities are required to disclose the change and the reason for making the change. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for annual and interim reporting periods beginning after December 15, 2009 (first quarter of 2010 for public companies with calendar year-ends). The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 (first quarter of 2011 for public companies with calendar year-ends). Early adoption is permitted. In the initial adoption period, entities are not required to include disclosures for previous comparative periods; however, they are required for periods ending after initial adoption. The Corporation adopted the guidance in the first quarter of 2010 and the required disclosures are presented in Note 19 — Fair Value.
          In February 2010, the FASB updated the Codification to provide guidance to improve disclosure requirements related to the recognition and disclosure of subsequent events. The amendment establishes that an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. Also, the scope of the reissuance disclosure requirements has been refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of the correction of an error or retrospective application of U.S. generally accepted accounting principles. The guidance in this update was effective on the date of issuance in February. The Corporation has adopted this guidance; refer to Note 24 — Subsequent events.
          In February 2010, the FASB updated the Codification to provide guidance on the deferral of consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities. The guidance also clarifies that for entities that do not qualify for the deferral, related parties should be considered for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the FASB’s intention that a quantitative calculation should not be the sole basis for this evaluation. The guidance was effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance did not have an impact in the Corporation’s consolidated financial statements.
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
          In April 2010, the FASB updated the codification to provide guidance on the effects of a loan modification when a loan is part of a pool that is accounted for as a single asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. The Corporation is currently evaluating the impact, if any, of the adoption of this guidance on its financial statements.
          In July 2010, the FASB updated the codification to expand the disclosure requirements regarding credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. An entity should provide disclosures on a disaggregated basis defined as a portfolio segment and class of financing receivable. The amendments in this Update are effective for both interim and annual reporting period ending after December 15, 2010. The Corporation is currently evaluating the impact of the adoption of this guidance on its financial statements.
     2 — EARNINGS PER COMMON SHARE
          The calculations of earnings per common share for the quarters and six-month periods ended on June 30, 2010 and 2009 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In thousands, except per share information)
Net Loss:
Net loss	$(90,640)	$(78,658)	$(197,639)	$(56,767)
Less: Preferred stock dividends (1)	(5,000)	(15,069)	(10,000)	(29,305)
Less: Preferred stock discount accretion	(1,170)	(1,097)	(2,322)	(1,979)

Net loss attributable to common stockholders	$(96,810)	$(94,824)	$(209,961)	$(88,051)

Weighted-Average Shares:
Basic weighted-average common shares outstanding	92,521	92,511	92,521	92,511
Average potential common shares	—	—	—	—

Diluted weighted-average number of common shares outstanding	92,521	92,511	92,521	92,511

Loss per common share:
Basic	$(1.05)	$(1.03)	$(2.27)	$(0.95)
Diluted	$(1.05)	$(1.03)	$(2.27)	$(0.95)

(1)	Preferred stock dividends for the quarter and six-month period ended June 30, 2010 relate to Series F preferred stock cumulative preferred dividends not declared corresponding to such periods while for the quarter and six-month period ended June 30, 2009 cumulative dividends not declared on Series F preferred stock and included as preferred stock dividends for purposes of earnings per share calculation, amounted to $2.6 million. Refer to Note 17 and Note 24 for additional information related to the Series F preferred stock issued to the U.S. Treasury in connection with the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.
          (Loss) earnings per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average common shares issued and outstanding. Net (loss) income attributable to common stockholders represents net (loss) income adjusted for preferred stock dividends including dividends declared, accretion of discount on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.
          Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarter and six-month periods ended June 30, 2010 and 2009, there were 2,073,200 and 3,910,910, respectively, outstanding stock options, as well as warrants outstanding to purchase 5,842,259 shares of common stock related to the TARP Capital Purchase Program that were excluded from the computation of diluted earnings per common share because the Corporation reported a net loss attributable to common stockholders for the periods and their inclusion would have an antidilutive effect. Approximately 21,477 and 36,243 unvested shares of restricted stock outstanding as of June 30, 2010 and 2009 were excluded from the computation of earnings per share.

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
          On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 3,800,000 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. Shares delivered pursuant to an award may consist, in whole or in part, of authorized and unissued shares of Common Stock or shares of Common Stock acquired by the Corporation. During the fourth quarter of 2008, the Corporation granted 36,243 shares of restricted stock with a fair value of $8.69 under the Omnibus Plan to the Corporation’s independent directors, of which 4,027 were forfeited in the second half of 2009 and 10,739 have vested.
          For the quarter and six-month period ended June 30, 2010, the Corporation recognized $23,333 and $46,666, respectively, of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to the non-vested restricted shares was $167,223 as of June 30, 2010 and is expected to be recognized over the next 1.4 years.
          There were no stock options granted during 2010 and 2009, therefore, no compensation associated with stock options was recorded in those years.
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
The activity of stock options for the six-month periods ended June 30, 2010 is set forth below:

	Six month period ended
	June 30, 2010
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period	2,481,310	$13.46
Options cancelled	(408,110)	14.61

End of period outstanding and exercisable	2,073,200	$13.24	4.8	$—

No stock options were exercised during the first half of 2010 or 2009.
4 — INVESTMENT SECURITIES
Investment Securities Available for Sale
          The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010						December 31, 2009
		Non-Credit						Non-Credit
		Loss Component	Gross			Weighted		Loss Component	Gross			Weighted
	Amortized	of OTTI	Unrealized		Fair	average	Amortized	of OTTI	Unrealized		Fair	average
	cost	Recorded in OCI	gains	losses	value	yield%	cost	Recorded in OCI	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
After 1 to 5 years	$599,929	$—	$8,444	$—	$608,373	1.34	$—	$—	$—	$—	$—	—
Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	685,921	—	4,573		690,494	1.73	1,139,577	—	5,562	—	1,145,139	2.12
Puerto Rico Government obligations:
Due within one year	12,032	—	—	30	12,002	1.78	12,016	—	1	28	11,989	1.82
After 1 to 5 years	113,302	—	411	—	113,713	5.40	113,232	—	302	47	113,487	5.40
After 5 to 10 years	7,115	—	344	—	7,459	5.88	6,992	—	328	90	7,230	5.88
After 10 years	5,164	—	99	—	5,263	6.24	3,529	—	91	—	3,620	5.42

United States and Puerto Rico Government obligations	1,423,463	—	13,871	30	1,437,304	1.90	1,275,346	—	6,284	165	1,281,465	2.44

Mortgage-backed securities:
FHLMC certificates:
Due within one year	3	—	—	—	3	4.14	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	30	—	—	—	30	5.54
After 10 years	322,882	—	10,535	—	333,417	3.94	705,818	—	18,388	1,987	722,219	4.66

	322,885	—	10,535	—	333,420	3.94	705,848	—	18,388	1,987	722,249	4.66

GNMA certificates:
After 1 to 5 years	52	—	—	—	52	6.55	69	—	3	—	72	6.56
After 5 to 10 years	1,516	—	85	—	1,601	4.81	808	—	39	—	847	5.47
After 10 years	886,183	—	34,505	—	920,688	4.51	407,565	—	10,808	980	417,393	5.12

	887,751	—	34,590	—	922,341	4.51	408,442	—	10,850	980	418,312	5.12

FNMA certificates:
After 5 to 10 years	88,424	—	5,161	—	93,585	4.51	101,781	—	3,716	91	105,406	4.55
After 10 years	921,990	—	38,188	—	960,178	4.14	1,374,533	—	30,629	2,776	1,402,386	4.51

	1,010,414	—	43,349	—	1,053,763	4.16	1,476,314	—	34,345	2,867	1,507,792	4.51

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	125,522	—	1,598	—	127,120	1.08	156,086	—	633	412	156,307	0.99

Other mortgage pass-through trust certificates:
After 10 years	109,732	28,875	1	—	80,858	2.51	117,198	32,846	2	—	84,354	2.30

Total mortgage-backed securities	2,456,304	28,875	90,073	—	2,517,502	4.03	2,863,888	32,846	64,218	6,246	2,889,014	4.35

Equity securities (without contractual maturity) (1)	77	—	27	—	104	—	427	—	81	205	303	—

Total investment securities available for sale	$3,879,844	$28,875	$103,971	$30	$3,954,910	3.25	$4,139,661	$32,846	$70,583	$6,616	$4,170,782	3.76

(1)	Represents common shares of other financial institutions in Puerto Rico.
          Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $951 million of investment securities (mainly U.S. agency debt securities) called during 2010. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of OCI.

          The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of June 30, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$11,952	$30	$—	$—	$11,952	$30
Mortgage-backed securities
GNMA	52	—	—	—	52	—
Other mortgage pass-through trust certificates	—	—	80,628	28,875	80,628	28,875

	$12,004	$30	$80,628	$28,875	$92,632	$28,905

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities

Puerto Rico Government obligations	$14,760	$118	$9,113	$47	$23,873	$165
Mortgage-backed securities
FHLMC	236,925	1,987	—	—	236,925	1,987
GNMA	72,178	980	—	—	72,178	980
FNMA	415,601	2,867	—	—	415,601	2,867
Collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA and GNMA	105,075	412	—	—	105,075	412
Other mortgage pass-through trust certificates	—	—	84,105	32,846	84,105	32,846
Equity securities	90	205	—	—	90	205

	$844,629	$6,569	$93,218	$32,893	$937,847	$39,462

Investments Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010					December 31, 2009
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$16,975	$—	$2	$16,973	0.38	$8,480	$12	$—	$8,492	0.47
Puerto Rico Government obligations:
After 5 to 10 years	18,929	829	—	19,758	5.86	18,584	564	93	19,055	5.86
After 10 years	4,730	80	—	4,810	5.50	4,995	77	—	5,072	5.50

United States and Puerto Rico Government obligations	40,634	909	2	41,541	3.53	32,059	653	93	32,619	4.38

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	3,691	52	—	3,743	3.78	5,015	78	—	5,093	3.79
FNMA certificates:
After 1 to 5 years	3,539	67	—	3,606	3.88	4,771	100	—	4,871	3.87
After 5 to 10 years	459,919	27,673	—	487,592	4.48	533,593	19,548	—	553,141	4.47
After 10 years	23,519	1,034	—	24,553	5.31	24,181	479	—	24,660	5.30

Mortgage-backed securities	490,668	28,826	—	519,494	4.51	567,560	20,205	—	587,765	4.49

Corporate bonds:
After 10 years	2,000	—	701	1,299	5.80	2,000	—	800	1,200	5.80

Total investment securities held-to-maturity	$533,302	$29,735	$703	$562,334	4.44	$601,619	$20,858	$893	$621,584	4.49

          Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
          The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
US Treasury Notes	$8,473	$2	$—	$—	$8,473	$2
Corporate bonds	—	—	1,299	701	1,299	701

	$8,473	$2	$1,299	$701	$9,772	$703

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$4,678	$93	$4,678	$93
Corporate bonds	—	—	1,200	800	1,200	800

	$—	$—	$5,878	$893	$5,878	$893

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
          Under the amended guidance, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of the Corporation’s adoption of this new guidance, the credit loss component of an OTTI, if any, would be recorded as a separate line item in the accompanying consolidated statements of (loss) income, while the remaining portion of the impairment loss would be recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery. For the quarter and six-month period ended June 30, 2010, there were no credit loss impairment charges in earnings.
          Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 94% of the total available-for-sale and held-to-maturity portfolio as of June 30, 2010 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label MBS of approximately $110 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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
          No OTTI losses on available-for-sale debt securities were recorded in the first half of 2010. Cumulative unrealized other-than-temporary impairment losses recognized in OCI as of June 30, 2010 amounted to $31.7 million.

          For the second quarter and first half of 2009, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

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

(1)	Represents the noncredit component impact of the OTTI on available-for-sale debt securities

(2)	Represents the credit component of the OTTI on available-for-sale debt securities
          The following table summarizes the rollforward of credit losses on debt securities held by the Corporation for which a portion of OTTI is recognized in OCI:

Quarter and
Six-Month Period Ended
(In thousands)	June 30, 2009
Credit losses at the beginning of the period	$—
Additions:
Credit losses related to securities for which an OTTI was not previously recognized	1,061

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$1,061

          Private label MBS are collateralized by fixed-rate mortgages on single family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.
          Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, no credit losses were reflected in earnings for the period ended June 30, 2010. As a result of the valuation performed as of June 30, 2010, no additional other-than-temporary impairment was recorded for the period. Significant assumptions in the valuation of the private label MBS as of June 30, 2010 were as follow:

	Weighted
	Average	Range
Discount rate	15%	15%
Prepayment rate	25%	20.37% - 44.41%
Projected Cumulative Loss Rate	4%	0.90% - 16.36%
          For each of the quarter and six-month period ended on June 30, 2010, the Corporation recorded OTTI of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
          Total proceeds from the sale of securities available for sale during the first half of 2010 amounted to approximately $733.9 million, excluding $296.5 million of unsettled securities sold (2009 —$791.3 million).
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
          As of both June 30, 2010 and December 31, 2009, the Corporation had investments in FHLB stock with a book value of $68.5 million and $68.4 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments.

Dividend income from FHLB stock for the second quarter and six-month period ended June 30, 2010 amounted to $0.6 million and $1.4 million, respectively, compared to $0.8 million and $1.1 million, respectively, for the same periods in 2009.
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
          The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2010 and December 31, 2009 was $1.3 million and $1.6 million, respectively. An impairment charge of $0.25 million was recorded in the first quarter of 2010 related to an investment in a failed financial institution in the United States.
          During the first quarter of 2010, the Corporation recognized a $10.7 million gain on the sale of the remaining VISA Class C shares. As of June 30, 2010, the Corporation no longer held any VISA shares.
6 — LOAN PORTFOLIO
The following is a detail of the loan portfolio:

	As of	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,482,167	$3,595,508

Commercial loans:
Construction loans	1,310,065	1,492,589
Commercial mortgage loans	1,665,551	1,693,424
Commercial and Industrial loans (1)	3,931,991	4,927,304
Loans to a local financial institution collateralized by real estate mortgages	304,170	321,522

Commercial loans	7,211,777	8,434,839

Finance leases	299,060	318,504

Consumer loans	1,510,108	1,579,600

Loans receivable	12,503,112	13,928,451

Allowance for loan and lease losses	(604,304)	(528,120)

Loans receivable, net	11,898,808	13,400,331

Loans held for sale	100,626	20,775

Total loans	$11,999,434	$13,421,106

1 -	As of June 30, 2010, includes $1.5 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
          The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio, including loans held for sale, of $12.6 billion as of June 30, 2010, approximately 83% has credit risk concentration in Puerto Rico, 8% in the United States and 9% in the Virgin Islands
          As of June 30, 2010, the Corporation had $167.3 million outstanding on credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $1.2 billion as of December 31, 2009, and $184.1 million granted to the Virgin Islands government. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.
          The largest loan to one borrower as of June 30, 2010 in the amount of $304.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real estate loans, mostly 1-4 residential mortgage loans.
7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$575,303	$302,531	$528,120	$281,526
Provision for loan and lease losses	146,793	235,152	317,758	294,581
Charge-offs	(120,516)	(131,375)	(246,822)	(173,835)
Recoveries	2,724	1,438	5,248	5,474

Balance at end of period	$604,304	$407,746	$604,304	$407,746

          The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a loss. As of June 30, 2010 and December 31, 2009, impaired loans and their related allowance were as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Impaired loans with valuation allowance, net of charge-offs	$1,305,588	$1,060,088
Impaired loans without valuation allowance, net of charge-offs	565,244	596,176

Total impaired loans	$1,870,832	$1,656,264

Allowance for impaired loans	$277,642	$182,145
          Interest income of approximately $8.2 million and $15.2 million was recognized on impaired loans for the second quarter and first half of 2010, respectively, compared to $5.4 million and $9.8 million, respectively, for the same periods in 2009. The average recorded investment in impaired loans for the first six-months of 2010 and 2009 was $1.8 billion and $693.4 million, respectively.

The following tables show the activity for impaired loans and the related specific reserve during the first half of 2010:

(In thousands)

Impaired Loans:
Balance at beginning of year	$1,656,264
Loans determined impaired during the period	570,528
Net charge-offs (1)	(199,635)
Loans sold, net of charge-offs of $15.6 million (2)	(70,749)
Loans foreclosed, paid in full and partial payments, net of additional disbursements	(85,576)

Balance at end of period	$1,870,832

(1)	Approximately $94.6 million, or 47%, is related to construction loans. Also, approximately $30.3 million, or 15% related to two commercial loan relationships in Puerto Rico.

(2)	Related to one construction loan and two commercial mortgage loans (originally disbursed as condo-conversion) sold in Florida .

(In thousands)

Specific Reserve:
Balance at beginning of year	$182,145
Provision for loan losses	295,132
Net charge-offs	(199,635)

Balance at end of period	$277,642

          The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, restructurings or loan modifications through these program as well as other restructurings of individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fit the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate. As of June 30, 2010, the Corporation’s TDR loans amounted to $452.6 million consisting of: $161.2 million of residential mortgage loans, $51.0 million commercial and industrial loans, $100.3 million commercial mortgage loans and $140.0 million of construction loans. Outstanding unfunded loan commitments on TDR loans amounted to $0.4 million as of June 30, 2010.
          Included in the $452.6 million of TDR loans are certain impaired condo-conversion loans restructured into two separate agreements (loan splitting) in the fourth quarter of 2009. Each of these loans was restructured into two notes: one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The restructuring of these loans was made after analyzing the borrowers’ and guarantors’ capacity to service the debt and ability to perform under the modified terms. As part of the renegotiation of the loans, the first note of each loan has been placed on a monthly payment of principal and interest that amortizes the debt over 25 years at a market rate of interest. An interest rate reduction was granted for the second note.
          As of June 30, 2010, the carrying value of the notes that were deemed collectible amounted to $22.1 million. Charge-offs recorded prior to 2010 associated with these loans was $29.7 million. The loans that have been deemed to be collectible continue to be individually evaluated for impairment purposes and a specific reserve of $3.1 million was allocated to these loans as of June 30, 2010.
          As of June 30, 2010, the Corporation maintains a $8.5 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments in Puerto Rico. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.
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

          The Corporation designates a derivative as a fair value hedge, cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of June 30, 2010 and December 31, 2009, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
          The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:
          Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label mortgage pass-through securities was taken over by the FDIC, immediately canceling all outstanding commitments, and as a result, interest rate caps with notional amount of $117 million are no longer considered to be derivative financial instruments. The total exposure to fair value as of June 30, 2010 of $3.0 million related to such contract was reclassified to an account receivable.
          Interest rate swaps—Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. All interest rate swaps related to brokered CDs were called during 2009, in the face of lower interest rate levels, and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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
The following table summarizes the notional amounts of all derivative instruments as of June 30, 2010 and December 31, 2009:

	Notional Amounts
	As of	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	$42,020	$79,567
Written interest rate cap agreements	79,071	102,521
Purchased interest rate cap agreements (1)	79,071	228,384

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$307,192	$517,502

(1)	For June 30, 2010, excludes $117 million of terminated interest rate cap agreements.
     The following table summarizes the fair value of derivative instruments and identifies the location of such derivative instruments in the Statement of Financial Condition as of June 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
	Statement of	2010	2009	Statement of	2010	2009
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$393	$319	Accounts payable and other liabilities	$5,202	$5,068
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	27	201
Purchased interest rate cap agreements	Other assets	30	4,423	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	3	14
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	723	1,184
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	772	1,194	Accounts payable and other liabilities	—	—

		$1,195	$5,936		$5,955	$6,467

          The following table summarizes the effect of derivative instruments on the Statement of Loss for the quarter and six-month period ended June 30, 2010 and 2009:

		Unrealized Gain or (Loss)		Unrealized Gain or (Loss)
	Location of Unrealized Gain or (loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2010	2009	2010	2009
		(In thousands)
Interest rate contracts:
Interest rate swap agreements used to hedge:
Brokered certificates of deposit	Interest Expense on Deposit	$—	$(877)	$—	$(5,236)
Notes payable	Interest Expense on Notes Payable and Other Borrowings	—	—	—	3
Loans	Interest Income on Loans	(47)	837	(60)	1,390

Written and purchased interest rate cap agreements — mortgage-backed securities	Interest Income on Investment Securities	(440)	2,489	(1,137)	2,706
Written and purchased interest rate cap agreements — loans	Interest Income on Loans	—	139	(34)	144

Equity contracts:
Embedded written options on stock index deposits	Interest Expense on Deposits	—	(15)	(1)	(82)
Embedded written options on stock index notes payable	Interest Expense on Notes Payable and Other Borrowings	81	(53)	51	(166)

Total (loss) gain on derivatives		$(406)	$2,520	$(1,181)	$(1,241)

Derivative instruments, such as interest rate swaps, are subject to market risk. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The unrealized gains and losses in the fair value of derivatives that have economically hedged certain callable brokered CDs and medium-term notes are partially offset by unrealized gains and losses on the valuation of such economically hedged liabilities measured at fair value. The Corporation includes the gain or loss on those economically hedged liabilities (brokered CDs and medium-term notes) in the same line item as the offsetting loss or gain on the related derivatives as set forth below:

	Quarter ended June 30,
	2010			2009
		Gain / (Loss)			Gain
	Gain / (Loss)	on liabilities measured at fair	Net Unrealized	Loss	on liabilities measured at fair	Net Unrealized
(In thousands)	on Derivatives	value	Gain	on Derivatives	value	Gain / (Loss)
Interest expense on Deposits	$—	$—	$—	$(892)	$1,555	$663
Interest expense on Notes Payable and Other Borrowings	81	3,815	3,896	(53)	(1,679)	(1,732)

	Six-Month Period ended June 30,
	2010			2009
		Gain / (Loss)			Gain / (Loss)
	Gain / (Loss)	on liabilities measured at fair	Net Unrealized	Loss	on liabilities measured at fair	Net Unrealized
(In thousands)	on Derivatives	value	Gain / (Loss)	on Derivatives	value	Gain / (Loss)
Interest expense on Deposits	$(1)	$—	$(1)	(5,318)	8,696	$3,378
Interest expense on Notes Payable and Other Borrowings	51	2,857	2,908	(163)	(1,424)	(1,587)

A summary of interest rate swaps as of June 30, 2010 and December 31, 2009 follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge loans):
Notional amount	$42,020	$79,567
Weighted-average receive rate at period end	2.24%	2.15%
Weighted-average pay rate at period end	6.84%	6.52%
Floating rates range from 167 to 252 basis points over 3-month LIBOR
          As of June 30, 2010, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.
9 — GOODWILL AND OTHER INTANGIBLES
          Goodwill as of June 30, 2010 and December 31, 2009 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation conducted its annual evaluation of goodwill during the fourth quarter of 2009. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the December 31, 2009 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $107.4 million, resulting in no goodwill impairment. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first half of 2010. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment. The Corporation understands that it is in its best interest to move the annual evaluation date to an earlier date within the fourth quarter, therefore, the Corporation will evaluate for goodwill impairment as of October 1, 2010. The change in date will provide room improvement to the testing structure and coordination and will be performed in conjunction with the Corporation’s annual budgeting process.
          As of June 30, 2010, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $26.5 million, respectively, recognized as part of “Other Assets” in the Consolidated Statements of Financial Condition (December 31, 2009 — $41.8 million and $25.2 million, respectively). During the quarter and six-month period ended June 30, 2010, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.3 million, respectively, compared to $0.9 million and $1.9 million, respectively, for the comparable periods in 2009. As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recognized during the first half of 2009 related to core deposits in Florida attributable to decreases in the base of core deposits acquired and recorded as part of other non-interest expenses in the Statement of (Loss) Income.
10 — NON-CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS
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
          Below is a summary of transfers of financial assets to Variable Interest Entities (“VIEs”) for which the Company has retained some level of continuing involvement:
Ginnie Mae
          The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights.

The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2010, the Corporation serviced loans securitized through GNMA with principal balance of $381 million.
Trust Preferred Securities
          In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation, sold to institutional investors $125 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The trust preferred debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, presently qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust preferred securities from Tier I Capital. TARP preferred securities are excepted from this treatment. These “regulatory capital deductions” for trust preferred securities are to be phases in incrementally over a period of 3 years beginning on January 1, 2013.
Grantor Trusts
          During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently the Bank is the 100% owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by the seller, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities tied to LIBOR index plus a spread. The principal payments from the underlying loans are remitted to a paying agent (the seller) who then remits interest to the Bank; interest income is shared to a certain extent with a third party financial institution that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the 100% holder of the certificates. As of June 30, 2010, the outstanding balance of Grantor Trusts amounted to $109.5 million with a weighted average yield of 2.51%.
Servicing Assets
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

The changes in servicing assets are shown below:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$12,594	$8,738	$11,902	$8,151
Capitalization of servicing assets	1,377	2,039	3,063	3,181
Amortization	(497)	(629)	(932)	(1,184)
Adjustment to servicing assets for loans repurchased (1)	(139)	—	(698)	—

Balance before valuation allowance at end of period	13,335	10,148	13,335	10,148
Valuation allowance for temporary impairment	(282)	(1,796)	(282)	(1,796)

Balance at end of period	$13,053	$8,352	$13,053	$8,352

(1)	Amount represents the adjustment to fair value related to the repurchase of $13.9 million and $67.4 million for the quarter and six-month period ended June 30, 2010, respectively, in principal balance of loans serviced for others.
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
Changes in the impairment allowance were as follows:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$180	$1,504	$745	$751
Temporary impairment charges	216	795	352	2,145
Recoveries	(114)	(503)	(815)	(1,100)

Balance at end of period	$282	$1,796	$282	$1,796

The components of net servicing income are shown below:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In thousands)
Servicing fees	$1,008	$693	$1,936	$1,344
Late charges and prepayment penalties	207	173	321	481
Adjustment for loans repurchased	(140)	—	(698)	—

Servicing income, gross	1,075	866	1,559	1,825
Recovery (amortization and impairment) of servicing assets	(599)	(921)	(469)	(2,229)

Servicing income (loss), net	$476	$(55)	$1,090	$(404)

          The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Six-month period ended June 30, 2010:
Constant prepayment rate:
Government guaranteed mortgage loans	12.7%	11.3%
Conventional conforming mortgage loans	16.2%	14.8%
Conventional non-conforming mortgage loans	13.4%	11.5%
Discount rate:
Government guaranteed mortgage loans	11.6%	10.3%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.1%	13.1%

Six-month period ended June 30, 2009:
Constant prepayment rate:
Government guaranteed mortgage loans	24.8%	22.9%
Conventional conforming mortgage loans	21.9%	20.4%
Conventional non-conforming mortgage loans	20.1%	18.5%
Discount rate:
Government guaranteed mortgage loans	12.9%	11.8%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.2%	13.2%
          At June 30, 2010, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2010, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$13,053
Fair value	$14,456
Weighted-average expected life (in years)	7.57

Constant prepayment rate (weighted-average annual rate)	14.06%
Decrease in fair value due to 10% adverse change	$160
Decrease in fair value due to 20% adverse change	$827

Discount rate (weighted-average annual rate)	10.46%
Decrease in fair value due to 10% adverse change	$551
Decrease in fair value due to 20% adverse change	$1,062
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

11 — DEPOSITS
The following table summarizes deposit balances:

	June 30,	December 31,
	2010	2009
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$715,166	$697,022
Savings accounts	1,935,815	1,761,646
Interest-bearing checking accounts	1,108,032	998,097
Certificates of deposit	1,862,719	1,650,866
Brokered certificates of deposit	7,105,843	7,561,416

	$12,727,575	$12,669,047

          Brokered CDs mature as follows:

June 30,
2010
(In thousands)
One to ninety days	$1,022,928
Over ninety days to one year	2,489,688
One to three years	3,271,217
Three to five years	310,717
Over five years	11,293

Total	$7,105,843

          The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In thosands)		(In thosands)
Interest expense on deposits	$58,444	$75,058	$118,944	$166,000
Amortization of broker placement fees	5,322	5,063	10,787	12,146

Interest expense on deposits excluding net unrealized (gain) loss on derivatives and brokered CDs measured at fair value	63,766	80,121	129,731	178,146

Net unrealized (gain) loss on derivatives and brokered CDs measured at fair value	—	(663)	1	(3,378)

Total interest expense on deposits	$63,766	$79,458	$129,732	$174,768

          The interest expense on deposits includes the valuation to market of interest rate swaps that economically hedged brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not measured at fair value and changes in fair value of callable brokered CDs measured at fair value.
          Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedged brokered CDs and that, for the quarter and six-month period ended June 30, 2009, amounted to net interest realized of $0.8 million and $5.5 million, respectively. No amount was recognized for the first half of 2010 since all interest rate swaps related to brokered CD’s were called in 2009.
12 — LOANS PAYABLE
          Loans payable consisted of short-term borrowings under the FED Discount Window Program. During the second quarter of 2010, the Corporation repaid the remaining balance under the Discount Window. As the capital markets recovered from the crisis witnessed in 2009, the FED gradually reversed its stance back to lender of last resort. Advances from the Discount Window are once again discouraged, and as such, the Corporation no longer plans to use FED Advances for regular funding needs.

13 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
          Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Repurchase agreements, interest ranging from 0.30% to 5.39% (2009 — 0.23% to 5.39%)	$2,584,438	$3,076,631

Repurchase agreements mature as follows:

June 30,
2010
(In thousands)
One to thirty days	$184,438
Over ninety days to one year	300,000
One to three years	1,300,000
Three to five years	800,000

Total	$2,584,438

As of June 30, 2010 and December 31, 2009, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.
Repurchase agreements as of June 30, 2010, grouped by counterparty, were as follows:

		Weighted-Average
Counterparty	Amount	Maturity (In Months)
Credit Suisse First Boston	$884,438	23
Citigroup Global Markets	600,000	32
Barclays Capital	500,000	18
Dean Witter / Morgan Stanley	200,000	37
JP Morgan Chase	300,000	35
UBS Financial Services, Inc.	100,000	25

	$2,584,438

14 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
Following is a summary of the advances from the FHLB:

	June 30,	December 31,
	2010	2009
	(In thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.18% (2009 — 3.21%)	$940,440	$978,440

Advances from FHLB mature as follows:

June 30,
2010
(In thousands)
One to thirty days	$105,000
Over ninety days to one year	315,000
One to three years	462,000
Three to five years	58,440

Total	$940,440

          As of June 30, 2010, the Corporation had additional capacity of approximately $242.4 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.
15 — NOTES PAYABLE
Notes payable consist of:

	June 30,	December 31,
	2010	2009
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of June 30, 2010 and December 31, 2009) maturing on October 18, 2019, measured at fair value	$10,504	$13,361

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,403	6,542

Series B maturing on May 27, 2011	7,152	7,214

Total	$24,059	$27,117

16 — OTHER BORROWINGS
Other borrowings consist of:

	June 30,	December 31,
	2010	2009
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.29% as of June 30, 2010 and 3.00% as of December 31, 2009)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (3.04% as of June 30, 2010 and 2.75% as of December 31, 2009)	128,866	128,866

Total	$231,959	$231,959

17 — STOCKHOLDERS’ EQUITY
Common stock
          As of June 30, 2010, the Corporation had 750,000,000 authorized shares of common stock with a par value of $1 per share. As of June 30, 2010 and December 31, 2009, there were 102,440,522 shares issued and 92,542,722 shares outstanding. In February 2009, the Corporation’s Board of Directors declared a first quarter cash dividend of $0.07 per common share which was paid on March 31, 2009 to common stockholders of record on March 15, 2009 and in May 2009 declared a second quarter dividend of $0.07 per common share which was paid on June 30, 2009 to common stockholders of record on June 15, 2009. On July 30, 2009, the Corporation announced the suspension of common and preferred dividends effective with the preferred dividend for the month of August 2009.
          On April 27, 2010, the Corporation’s stockholders approved an increase in the Corporation’s authorized shares of common stock from 250 million to 750 million. Subsequently, the Corporation commenced the Exchange Offer to issue 256,401,610 shares of common stock in exchange for the Corporation’s outstanding Preferred Stock and issued shares of Series G Preferred Stock in exchange for Series F Preferred Stock, as discussed in Note 1 to the financial statements. The Corporation additionally plans to seek to raise $500 million in a Capital Raise. If the Capital Raise is successful, the Corporation also expects to offer the current stockholders the opportunity to buy one share of common stock for each share of common stock they own at the purchase price set forth in the Capital Raise. The Corporation estimates that it would issue an additional 1.43 billion shares after the completion of the Exchange Offer as a result of conversion of the Series G Preferred Stock, the Capital Raise and the issuance of shares to Bank of Nova Scotia (“BNS”) in accordance with its anti-dilution right in the Stockholder Agreement executed when BNS bought its approximately 10% of the common stock. The estimate is based on a sale in a Capital Raise of $500 million at an assumed per share price of $0.57, the market price of the Corporation’s common stock on July 14, 2010, and a sale to BNS of the maximum number of shares it could buy upon exercise of its anti-dilution right. Given these assumptions, the Corporation will need additional authorized shares. Accordingly, the Corporation’s Board of Directors has proposed to increase the number of authorized shares of the Corporation’s common stock from 750 million to 2 billion. The Corporation believes that this increase will enable it to complete the transactions described above. A Special Meeting has been scheduled for August 26, 2010 to vote on this and other matters. Refer to Note 24 for additional information regarding capital transactions occurring after June 30, 2010.
Stock repurchase plan and treasury stock
          The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2010 and 2009 by the Corporation. As of June 30, 2010 and December 31, 2009, of the total amount of common stock repurchased in prior years, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.
Preferred stock
          The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2010, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock which trade on the NYSE: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% noncumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Annual dividends of $1.75 per share (Series E), $1.8125 per share (Series D), $1.85 per share (Series C), $2.0875 per share (Series B) and $1.78125 per share (Series A) are payable monthly, if declared by the Board of Directors. Dividends declared on the non-convertible non-cumulative preferred stock for the first half of 2009 amounted to $20.1 million; consistent with the Corporation’s announcement in July 2009, no dividends have been declared for the six-month period ended June 30, 2010.
          In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. On July 20, 2010, pursuant to the Exchange Agreement executed with the U.S. Treasury on July 7, 2010, the Corporation issued Series G Preferred Stock in exchange for the Series F Preferred Stock, which as discussed earlier, is convertible into common stock subject to the satisfaction of certain conditions. In connection with the Exchange Agreement, the Corporation also issued to the U.S. Treasury an amended 10-year warrant (the “Warrant”) to purchase 5,842,259 shares of the Corporation’s common stock at an exercise price of $0.7252 per share instead of the exercise price on the original warrant of $10.27 per share. As of June 30, 2010 the Corporation registered the Series F Preferred Stock, the Warrant and the shares of common stock underlying the Warrant for sale under the Securities Act of 1933. The Corporation recorded the total $400 million of the Series F Preferred Stock and the original Warrant at their relative fair values of $374.2 million and $25.8 million, respectively. The Series F Preferred Stock was valued using a discounted cash flow analysis and applying a discount rate of 10.9%. The difference from the par amount of the Series F Preferred Stock is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends. The Cox-

Rubinstein binomial model was used to estimate the value of the Warrant with a strike price calculated, pursuant to the Securities Purchase Agreement with the U.S. Treasury, based on the average closing prices of the common stock on the 20 trading days ending the last day prior to the date of approval to participate in the Program. No credit risk was assumed given the Corporation’s availability of authorized, but unissued common shares, as well as its intention of reserving sufficient shares to satisfy the exercise of the warrants. The volatility parameter input was the historical 5-year common stock price volatility.
          Like the Series F Preferred Stock, the Series G Preferred Stock, qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series G Preferred Stock accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series G Preferred Stock ranks pari passu with the Corporation’s existing Series A through E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Purchase Agreement relating to this issuance contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share. As of June 30, 2010, cumulative preferred dividends not declared on the Series F Preferred Stock amounted to $22.6 million, including $10.0 million corresponding to the first half of 2010, which were exchanged for shares of Series G Preferred Stock in July 2010.
          The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
          The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
• diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 6% of the Corporation’s shares of common stock as of June 30, 2010);
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
          For the quarter and six-month period ended June 30, 2010, the Corporation recognized an income tax expense of $3.8 million and $10.7 million, respectively, compared to an income tax benefit of $98.1 million and $112.3 million recorded for the same periods in 2009. The variance in income tax expense mainly resulted from non-cash charges of approximately $45.1 million for the second quarter of 2010 and $86.0 million for the first half of 2010 to increase the valuation allowance of the Corporation’s deferred tax asset. Most of the increase is related to deferred tax assets created in 2010 that were fully reserved. Approximately $3.5 million of the increase to the valuation allowance, which was recorded in the first quarter of 2010, was related to deferred tax assets created before 2010 and the remaining income tax expense is related to the operations of profitable subsidiaries.
          As of June 30, 2010, the deferred tax asset, net of a valuation allowance of $277.7 million, amounted to $97.2 million compared to $109.2 million as of December 31, 2009. In addition to the aforementioned $3.5 million increase in the valuation allowance related to deferred tax assets created prior to 2010, the decrease in the deferred tax asset during 2010 was mainly related to the creation of deferred tax liabilities in connection with unrealized gains on available for sale securities; such charge was recorded as part of other comprehensive income.
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
          In assessing the weight of positive and negative evidence, a significant negative factor that has resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary FirstBank Puerto Rico continues in a three-year historical cumulative loss as of the end of the second quarter of 2010, mainly as a result of charges to the provision for loan and lease losses, especially in the construction loan portfolio in both, Puerto Rico and Florida markets, as a result of the economic downturn. As of June 30, 2010, management concluded that $97.2 million of the deferred tax assets will be realized. In assessing the likelihood of realizing the deferred tax assets, management has considered all four sources of taxable income mentioned above and, even though the Corporation expects to be profitable in the near future and be able to realize the deferred tax asset, given current uncertain economic conditions, the Corporation has only relied on tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Among the most significant tax-planning strategies identified are: (i) sale of appreciated assets, (ii) consolidation of profitable and unprofitable companies (in Puerto Rico each company files a separate tax return; no consolidated tax returns are permitted), and (iii) deferral of deductions without affecting their utilization. Management will continue monitoring the likelihood of realizing the deferred tax assets in future periods. If future events differ from management’s June 30, 2010 assessment, an additional valuation allowance may need to be established, which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
          The increase in the valuation allowance does not have any impact on the Corporation’s liquidity or cash flow, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future.
          The income tax provision in 2010 and 2009 was also impacted by adjustments to deferred tax amounts as a result of the aforementioned changes to the PR Code enacted tax rates. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized and an adjustment of $1.0 million and $7.3 million was recorded for the second quarter and first half of 2010, respectively.

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
          During the second quarter of 2009, the Corporation reversed UTBs of $10.8 million and related accrued interest of $3.5 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. There were no UTBs outstanding as of June 30, 2010 and December 31, 2009.
          The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. For the first half of 2009, the total amount of interest recognized by the Corporation as part of income tax expense was $0.5 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.
19 — FAIR VALUE
Fair Value Option
Medium-Term Notes
          The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of June 30, 2010 and December 31, 2009, these medium-term notes had a fair value of $10.5 million and $13.4 million, respectively, and principal balance of $15.4 million recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.
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
Level 1— Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.
Level 2— Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., medium-term notes elected to be measured at fair value) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Level 3— Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.
          For the quarter and six-month period ended June 30, 2010, there have been no transfers into or out of Level 1 and Level 2 measurements of the fair value hierarchy.
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
          The following table presents the estimated fair value and carrying value of financial instruments as of June 30, 2010 and December 31, 2009.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	6/30/2010	6/30/2010	12/31/2009	12/31/2009
	(In thousands)
Assets:
Cash and due from banks and money market investments	$545,091	$545,091	$704,084	$704,084
Investment securities available for sale	3,954,910	3,954,910	4,170,782	4,170,782
Investment securities held to maturity	533,302	562,334	601,619	621,584
Other equity securities	69,843	69,843	69,930	69,930
Loans receivable, including loans held for sale	12,603,738	11,451,577	13,949,226
Less: allowance for loan and lease losses	(604,304)		(528,120)

Loans, net of allowance	11,999,434	—	13,421,106	12,811,010

Derivatives, included in assets	1,195	1,195	5,936	5,936

Liabilities:
Deposits	12,727,575	12,865,705	12,669,047	12,801,811
Loans payable	—	—	900,000	900,000
Securities sold under agreements to repurchase	2,584,438	2,778,962	3,076,631	3,242,110
Advances from FHLB	940,440	983,881	978,440	1,025,605
Notes Payable	24,059	22,120	27,117	25,716
Other borrowings	231,959	66,330	231,959	80,267
Derivatives, included in liabilities	5,955	5,955	6,467	6,467
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of June 30, 2010				As of December 31, 2009
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale :
Equity securities	$104	$—	$—	$104	$303	$—	$—	$303
U.S. Treasury Securities	608,373	—	—	608,373	—	—	—	—
Non-callable U.S. agency debt	304,569	—	—	304,569
Callable U.S. agency debt and MBS	—	2,822,569	—	2,822,569	—	3,949,799	—	3,949,799
Puerto Rico Government Obligations	—	135,853	2,584	138,437	—	136,326	—	136,326
Private label MBS	—	—	80,858	80,858	—	—	84,354	84,354
Derivatives, included in assets:
Interest rate swap agreements	—	393	—	393	—	319	—	319
Purchased interest rate cap agreements	—	30	—	30	—	224	4,199	4,423
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	772	—	772	—	1,194	—	1,194
Liabilities:								—
Medium-term notes	—	10,504	—	10,504	—	13,361	—	13,361
Derivatives, included in liabilities:
Interest rate swap agreements		5,202	—	5,202	—	5,068	—	5,068
Written interest rate cap agreements	—	27	—	27	—	201	—	201
Embedded written options on stock index deposits and notes payable	—	726	—	726	—	1,198	—	1,198

	Changes in Fair Value for the Quarter Ended	Changes in Fair Value for the Six-Month Period Ended
	June 30, 2010, for items Measured at Fair Value	June 30, 2010, for items Measured at Fair Value
	Pursuant to Election of the Fair Value Option	Pursuant to Election of the Fair Value Option
	Unrealized Gains	Unrealized Gains
	and Interest Expense	and Interest Expense
	included in	included in
(In thousands)	Current-Period Earnings(1)	Current-Period Earnings(1)
Medium-term notes	$3,602	$2,432

	$3,602	$2,432

(1)	Changes in fair value for the quarter and six-month period ended June 30, 2010 include interest expense on medium-term notes of $0.2 million and $0.4 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value is recorded in interest expense in the Consolidated Statement of (Loss) Income based on their contractual coupons.

	Changes in Fair Value for the Quarter Ended			Changes in Fair Value for the Six-Month Period Ended
	June 30, 2009, for items Measured at Fair Value Pursuant			June 30, 2009, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
			Total			Total
			Changes in Fair Value			Changes in Fair Value
	Unrealized Losses and	Unrealized Gains and	Unrealized (Losses) Gains	Unrealized Gains and	Unrealized Losses and	Unrealized Gains (Losses)
	Interest Expense included	Interest Expense included	and Interest Expense	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)	on Deposits(1)	on Notes Payable(1)	Current-Period Earnings(1)
Callable brokered CDs	$(287)	$—	$(287)	$(2,068)	$—	$(2,068)
Medium-term notes	—	(1,892)	(1,892)	—	(1,849)	(1,849)

	$(287)	$(1,892)	$(2,179)	$(2,068)	$(1,849)	$(3,917)

(1)	Changes in fair value for the quarter and six-month period ended June 30, 2009 include interest expense on callable brokered CDs of $1.8 million, and $10.8 million, respectively, and interest expense on medium-term notes of $0.2 million and $0.4 million, respectively. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of (Loss) Income based on their contractual coupons.
          The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six-month periods ended June 30, 2010 and 2009.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended June 30, 2010)		(Six-Month Period Ended June 30, 2010)
Level 3 Instruments Only		Securities Available For		Securities Available For
(In thousands)	Derivatives	Sale(2)	Derivatives	Sale(2)
Beginning balance	$3,487	$80,883	$4,199	$84,354
Total gains or (losses) (realized / unrealized):
Included in earnings	(440)	—	(1,152)	—
Included in other comprehensive income	—	3,647	—	3,970
Purchases	—	2,584	—	2,584
Principal repayments and amortization	—	(3,672)	—	(7,466)
Other (1)	(3,047)	—	(3,047)	—

Ending balance	$—	$83,442	$—	$83,442

(1)	Amounts related to the valuation of interest rate cap agreements. The counterparty to these interest rate cap agreement collapsed on April 30, 2010 and was acquired by another financial institution through a FDIC assisted transaction. The Corporation currently has a claim with the FDIC.

(2)	Amounts mostly related to certain private label mortgage-backed securities.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended June 30, 2009)		(Six-Month Period Ended June 30, 2009)
Level 3 Instruments Only		Securities Available For		Securities Available For
(In thousands)	Derivatives(1)	Sale(2)	Derivatives(1)	Sale(2)
Beginning balance	$982	$110,982	$760	$113,983
Total gains or (losses) (realized / unrealized):
Included in earnings	2,532	(1,061)	2,754	(1,061)
Included in other comprehensive income	—	(2,372)	—	(1,244)
Principal repayments and amortization	—	(10,981)	—	(15,110)

Ending balance	$3,514	$96,568	$3,514	$96,568

(1)	Amounts related to the valuation of interest rate cap agreements.

(2)	Amounts mostly related to certain private label mortgage-backed securities.
          The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter and six-month period ended June 30, 2009 for Level 3 assets and liabilities that are still held at the end of such periods.

	Changes in Unrealized		Changes in Unrealized
	Gains (Losses)		Gains (Losses)
	Quarter Ended		Six-Month Period Ended
	June 30, 2009		June 30, 2009
Level 3 Instruments Only		Securities Available For		Securities Available For
(In thousands)	Derivatives	Sale	Derivatives	Sale
Changes in unrealized gains (losses) relating to assets still held at reporting date (1)
Interest income on loans	$43	$—	$48	$—
Interest income on investment securities	2,489	—	2,706	—
Net impairment losses on investment securities	—	(1,061)	—	(1,061)

	$2,532	$(1,061)	$2,754	$(1,061)

(1)	Unrealized losses of $2.4 million and $1.2 million on Level 3 available-for-sale securities was recognized as part of comprehensive income for the quarter and six-month period ended June 30, 2009.
          Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

          As of June 30, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				(Losses) gains recorded for	Losses recorded for
				the Quarter Ended	the Six-month period
	Carrying value as of June 30, 2010			June 30, 2010	ended June 30, 2010
(In thousands)	Level 1	Level 2	Level 3
Loans receivable (1)	$—	$—	$1,443,045	$(126,622)	$(272,859)
Other Real Estate Owned (2)	—	—	72,358	(7,631)	(8,669)
Loans held for sale (3)	—	100,626	—	3	(137)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valaution adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

(3)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.
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
Investment securities available for sale and held to maturity
          The fair value of investment securities is the market value based on quoted market prices (as is the case with equity securities, U.S. Treasury notes and non-callable U.S. Agency debt securities), when available, or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations. Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation.
          Private label mortgage-backed securities are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation is derived from a model and represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a nonrated security and utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 4- Investment securities for additional information about assumptions used in the valuation of private label MBS.
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
          Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” were valued using models that consider unobservable market parameters (Level 3). Reference caps were used mainly to hedge interest rate risk inherent in private label mortgage-backed securities, thus were tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. The counterparty to these derivative instruments collapsed on April 30, 2010. The Corporation currently has a claim with the FDIC and the exposure to fair value of $3.0 million was recorded as an account receivable. In the past, significant inputs used for the fair value determination consisted of specific characteristics such as information used in the prepayment model which followed the amortizing schedule of the underlying loans, which was an unobservable input. The valuation model used the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and are used to build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of each caplet is then discounted from each payment date.
          Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.5 million as of June 30, 2010, which includes an immaterial unrealized loss $65,000 for the first half of 2010.
Term notes payable
          The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the first half of 2010 amounted to $2.7 million, compared to an unrealized loss of $10.1 million for the first half of 2009. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $5.3 million as of June 30, 2010.

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
20 — SUPPLEMENTAL CASH FLOW INFORMATION
          Supplemental cash flow information follows:

	Six-Month Period Ended June 30,
	2010	2009
	(In thousands)
Cash paid for:

Interest on borrowings	$192,323	$283,134
Income tax	—	319

Non-cash investing and financing activities:

Additions to other real estate owned	48,507	52,862
Additions to auto repossesion	37,614	40,048
Capitalization of servicing assets	3,063	3,181
Loan securitizations	105,112	187,815
Non-cash acquisition of mortgage loans that previously served as collateral of a commercial loan to a local financial institution	—	205,395
21 — SEGMENT INFORMATION
          Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of June 30, 2010, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
          Starting in the fourth quarter of 2009, the Corporation realigned its reporting segments to better reflect how it views and manages its business. Two additional operating segments were created to evaluate the operations conducted by the Corporation, outside of Puerto Rico. Operations conducted in the United States and in the Virgin Islands are now individually evaluated as separate operating segments. This realignment in the segment reporting essentially reflects the effect of restructuring initiatives, including the merger of FirstBank Florida operations with and into FirstBank, and allows the Corporation to better present the results from its growth focus.
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
The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
(In thousands)	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the quarter ended June 30, 2010:
Interest income	$39,634	$47,127	$57,691	$39,208	$13,308	17,896	$214,864
Net (charge) credit for transfer of funds	(24,185)	2,681	(6,484)	27,988	—	—	—
Interest expense	—	(13,549)	—	(69,123)	(11,561)	(1,569)	(95,802)

Net interest income (loss)	15,449	36,259	51,207	(1,927)	1,747	16,327	119,062

Provision for loan and lease losses	(29,424)	(10,923)	(71,651)	—	(33,611)	(1,184)	(146,793)
Non-interest income	2,166	7,461	3,003	24,288	161	2,446	39,525
Direct non-interest expenses	(10,193)	(25,151)	(19,576)	(1,413)	(12,692)	(10,500)	(79,525)

Segment (loss) income	$(22,002)	$7,646	$(37,017)	$20,948	$(44,395)	$7,089	$(67,731)

Average earnings (loss) assets	$2,714,807	$1,625,859	$6,001,446	$5,428,208	$1,148,631	$1,031,373	$17,950,324

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the quarter ended June 30, 2009:
Interest income	$37,289	$50,113	$64,414	$66,491	$16,947	17,526	$252,780
Net (charge) credit for transfer of funds	(26,864)	(552)	(18,142)	45,558	—	—	—
Interest expense	—	(15,706)	—	(84,616)	(18,802)	(2,642)	(121,766)

Net interest income (loss)	10,425	33,855	46,272	27,433	(1,855)	14,884	131,014

Provision for loan and lease losses	(12,912)	(11,594)	(116,738)	—	(85,715)	(8,193)	(235,152)
Non-interest income	2,294	7,948	1,246	8,365	1,106	2,456	23,415
Direct non-interest expenses	(8,701)	(24,101)	(13,159)	(1,990)	(10,793)	(12,122)	(70,866)

Segment (loss) income	$(8,894)	$6,108	$(82,379)	$33,808	$(97,257)	$(2,975)	$(151,589)

Average earnings assets	$2,554,381	$1,792,475	$6,460,666	$6,015,421	$1,509,517	$986,728	$19,319,188

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the six-month period ended June 30, 2010:
Interest income	$79,660	$94,689	$116,533	$81,982	$27,238	$35,750	$435,852
Net (charge) credit for transfer of funds	(49,512)	4,821	(13,310)	58,001	—	—	—
Interest expense	—	(27,117)	—	(146,863)	(22,828)	(3,119)	(199,927)

Net interest income (loss)	30,148	72,393	103,223	(6,880)	4,410	32,631	235,925

Provision for loan and lease losses	(45,438)	(23,416)	(131,099)	—	(104,813)	(12,992)	(317,758)
Non-interest income	4,417	14,768	4,605	54,873	315	5,873	84,851
Direct non-interest expenses	(18,288)	(49,151)	(37,162)	(3,025)	(22,009)	(21,509)	(151,144)

Segment (loss) income	$(29,161)	$14,594	$(60,433)	$44,968	$(122,097)	$4,003	$(148,126)

Average earnings assets	$2,712,067	$1,646,337	$6,225,334	$5,447,358	$1,204,921	$1,036,541	$18,272,558

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the six-month period ended June 30, 2009:
Interest income	$76,768	$101,482	$125,071	$136,248	$36,249	35,285	$511,103
Net (charge) credit for transfer of funds	(55,995)	(1,883)	(44,438)	102,316	—	—	—
Interest expense	—	(31,718)	—	(188,388)	(32,673)	(5,712)	(258,491)

Net interest income	20,773	67,881	80,633	50,176	3,576	29,573	252,612

Provision for loan and lease losses	(20,929)	(14,644)	(143,931)	—	(100,780)	(14,297)	(294,581)
Non-interest income	3,157	15,779	2,492	25,887	1,218	4,935	53,468
Direct non-interest expenses	(15,730)	(47,773)	(21,897)	(3,712)	(22,015)	(23,631)	(134,758)

Segment (loss) income	$(12,729)	$21,243	$(82,703)	$72,351	$(118,001)	$(3,420)	$(123,259)

Average earnings assets	$2,589,961	$1,811,678	$6,275,378	$5,788,347	$1,499,170	$989,771	18,954,305

          The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Six-month Period Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss:

Total loss for segments	$(67,731)	$(151,589)	$(148,126)	$(123,259)
Other operating expenses	(19,086)	(25,122)	(38,829)	(45,758)

Income before income taxes	(86,817)	(176,711)	(186,955)	(169,017)
Income tax (expense) benefit	(3,823)	98,053	(10,684)	112,250

Total consolidated net loss	$(90,640)	$(78,658)	$(197,639)	$(56,767)

Average assets:

Total average earning assets for segments	$17,950,324	$19,319,188	$18,272,558	$18,954,305
Average non-earning assets	770,618	741,908	745,439	731,276

Total consolidated average assets	$18,720,942	$20,061,096	$19,017,997	$19,685,581

22 — COMMITMENTS AND CONTINGENCIES
          The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2010, commitments to extend credit amounted to approximately $1.1 billion and standby letters of credit amounted to approximately $81.8 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.
          Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constitutes an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of June 30, 2010 amounted to approximately $64.5 million.
          The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and, was not part of a financing agreement, and ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan/ Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclay’s Capital in New York. After Barclay’s refusal to turn over the securities, the Corporation, during the month of December 2009, filed a lawsuit against Barclay’s Capital in federal court in New York demanding the return of the securities.
          During the month of February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. The scheduling conference that had been set for August 26, 2010, for purposes of having the parties agree on a timetable for discovery has been temporarily suspended. The judge decided to order the parties to submit to a mediation process prior to a scheduling conference. While there have been preliminary telephonic conversations with the appointed mediator, no formal mediation sessions have been held. It is expected that within the next 30 days the mediator will notice dated for mediation sessions. While the Corporation believes it has valid reasons to support its claim for the return of the securities, no assurances can be given that it will ultimately succeed in its litigation against Barclay’s Capital to recover all or a substantial portion of the securities.
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
          As of June 30, 2010, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
23 — FIRST BANCORP (Holding Company Only) Financial Information
          The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2010 and December 31, 2009 and the results of its operations for the quarter and six-month period ended June 30, 2010 and 2009.

	As of	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Assets

Cash and due from banks	$52,270	$55,423
Money market investments	300	300
Investment securities available for sale, at market:
Equity investments	104	303
Other investment securities	1,300	1,550
Investment in FirstBank Puerto Rico, at equity	1,595,912	1,754,217
Investment in FirstBank Insurance Agency, at equity	6,345	6,709
Investment in PR Finance, at equity	3,209	3,036
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,653	3,194

Total assets	$1,671,052	$1,831,691

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	804	669

Total liabilities	232,763	232,628

Stockholders’ equity	1,438,289	1,599,063

Total Liabilities & Stockholders’ Equity	$1,671,052	$1,831,691

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In thousands)
Income:

Interest income on other investments	$—	$—	$—	$1
Dividends from FirstBank Puerto Rico	771	24,962	1,522	44,939
Other income	51	69	101	141

	822	25,031	1,623	45,081

Expense:

Notes payable and other borrowings	1,697	2,291	3,369	4,729
Other operating expenses	821	751	1,510	1,162

	2,518	3,042	4,879	5,891

Net loss on investments and impairments	(3)	—	(603)	(388)

(Loss) income before income taxes and equity in undistributed earnings of subsidiaries	(1,699)	21,989	(3,859)	38,802

Income tax provision	—	(11)	—	(3)

Equity in undistributed losses of subsidiaries	(88,941)	(100,636)	(193,780)	(95,566)

Net loss	$(90,640)	$(78,658)	$(197,639)	$(56,767)

24 — SUBSEQUENT EVENTS
          On July 7, 2010, First BanCorp (the “Corporation”) entered into an Exchange Agreement (the “Exchange Agreement”) with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury agreed, subject to the satisfaction or waiver of certain closing conditions, to exchange all 400,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, with a liquidation preference of $1,000 per share (the “Series F Preferred Stock”), beneficially owned and held by the Treasury, for 400,000 shares of a new series of preferred stock, the Series G Preferred Stock, with a liquidation preference of $1,000 per share, plus additional shares of Series G Preferred Stock having a value equal to the accrued and unpaid dividends on the Series F Preferred Stock. The Corporation subsequently completed the transaction with the U.S. Treasury by issuing 424,174 shares of Series G Mandatorily Convertible Preferred Stock to the U.S. Treasury in exchange for the Series F preferred stock it previously held. The Series G preferred stock is convertible into approximately 380.2 million shares of the Corporation’s common stock, based upon the initial conversion price, by the Corporation upon the satisfaction of certain conditions and by the U.S. Treasury and any subsequent holder at any time and, unless earlier converted, is automatically convertible into common stock on the seventh anniversary of the issuance of the Series G Preferred Stock at the then current market price of the common stock.
          On July 16, 2010, the Corporation commenced an offer to exchange up to 256,401,610 newly issued shares of the Corporation’s common stock, par value $1.00 per share, for any and all of the issued and outstanding shares of Noncumulative Perpetual Monthly Income Preferred Stock, Series A through E.
          The Company has performed an evaluation of all other events occurring subsequent to June 30, 2010, management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Condensed Income Statements:
Total interest income	$214,864	$252,780	$435,852	$511,103
Total interest expense	95,802	121,766	199,927	258,491
Net interest income	119,062	131,014	235,925	252,612
Provision for loan and lease losses	146,793	235,152	317,758	294,581
Non-interest income	39,525	23,415	84,851	53,468
Non-interest expenses	98,611	95,988	189,973	180,516
Loss before income taxes	(86,817)	(176,711)	(186,955)	(169,017)
Income tax (expense) benefit	(3,823)	98,053	(10,684)	112,250
Net loss	(90,640)	(78,658)	(197,639)	(56,767)
Net loss attributable to common stockholders	(96,810)	(94,825)	(209,961)	(88,052)
Per Common Share Results:
Net loss per share basic	$(1.05)	$(1.03)	$(2.27)	$(0.95)
Net loss per share diluted	$(1.05)	$(1.03)	$(2.27)	$(0.95)
Cash dividends declared	$—	$0.07	$—	$0.14
Average shares outstanding	92,521	92,511	92,521	92,511
Average shares outstanding diluted	92,521	92,511	92,521	92,511
Book value per common share	$5.48	$9.88	$5.48	$9.88
Tangible book value per common share (1)	$5.01	$9.38	$5.01	$9.38
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(1.94)	(1.57)	(2.10)	(0.58)
Interest Rate Spread (2)	2.38	2.60	2.41	2.53
Net Interest Margin (2)	2.66	2.92	2.70	2.89
Return on Average Total Equity	(24.52)	(15.93)	(25.85)	(5.89)
Return on Average Common Equity	(70.31)	(36.14)	(69.13)	(16.99)
Average Total Equity to Average Total Assets	7.92	9.85	8.11	9.79
Tangible common equity ratio (1)	2.57	4.35	2.57	4.35
Dividend payout ratio	—	(6.84)	—	(14.73)
Efficiency ratio (3)	62.18	62.16	59.22	58.98
Asset Quality:
Allowance for loan and lease losses to loans receivable	4.83	3.11	4.83	3.11
Net charge-offs (annualized) to average loans	3.62	3.85	3.63	2.52
Provision for loan and lease losses to net charge-offs	124.62	180.97	131.54	174.97
Non-performing assets to total assets	9.39	6.53	9.39	6.53
Non-accruing loans to total loans receivable	12.40	8.94	12.40	8.94
Allowance to total non-accruing loans	38.97	34.81	38.97	34.81
Allowance to total non-accruing loans excluding residential real estate loans	54.81	52.85	54.81	52.85
Other Information:
Common Stock Price: End of period	$0.53	$3.95	$0.53	$3.95

	As of	As of
	June 30,	December 31,
	2010	2009
Balance Sheet Data:
Loans and loans held for sale	$12,603,738	$13,949,226
Allowance for loan and lease losses	604,304	528,120
Money market and investment securities	4,580,099	4,866,617
Intangible assets	43,401	44,698
Deferred tax asset, net	97,155	109,197
Total assets	18,116,023	19,628,448
Deposits	12,727,575	12,669,047
Borrowings	3,780,896	5,214,147
Total preferred equity	930,830	928,508
Total common equity	444,148	644,062
Accumulated other comprehensive income, net of tax	63,311	26,493
Total equity	1,438,289	1,599,063

(1)	Non-gaap measure. Refer to “Capital” discussion below for additional information about the components and reconciliation of these measures.

(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-gaap measure).

(3)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp (the “Corporation” or “First BanCorp”) and should be read in conjunction with the interim unaudited financial statements and the notes thereto.
DESCRIPTION OF BUSINESS
     First BanCorp is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands and the State of Florida (USA) specializing in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Order”), a copy of which is attached as Exhibit 10.1 of the Form 8-K filed by the Corporation on June 4, 2010. This Order provides for various things, including (among other things) the following: (1) within 30 days of entering into the Order, the development by FirstBank of a capital plan to achieve over time a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%, (2) the preparation by FirstBank of strategic, liquidity and earnings plans and related projections within certain timetables set forth in the Order and on an ongoing basis, (3) the preparation by FirstBank of plans for reducing criticized assets and delinquent loans within timeframes set forth in the Order, (4) the requirement for First Bank board approval prior to the extension of credit to classified borrowers, (5) certain limitations with respect to brokered deposits, including the need for pre-approval by the FDIC of the issuance of brokered deposits, (6) the establishment by FirstBank of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of loan policies, including the non-accrual policy, and (7) the operation by FirstBank under adequate and effective programs of independent loan review and appraisal compliance and under an effective policy for managing sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2010, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.
     Effective June 3, 2010, First BanCorp entered into a written agreement (the “Agreement” and collectively with the Order the “Agreements”) with the Federal Reserve Bank of New York (“FED”), a copy of which is attached as Exhibit 10.2 of the Form 8-K filed by the Corporation on June 4, 2010. The Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent of the FED, the holding company may not pay dividends to stockholders or receive dividends from FirstBank, the holding company and its nonbank subsidiaries may not make payments on trust preferred securities or subordinated debt, and the holding company cannot incur, increase or guarantee debt or repurchase any capital securities. The Agreement also requires that the holding company submit a capital plan that reflects sufficient capital, which must be acceptable to the FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Agreement.
     As discussed in Item 1, Note 1 to the Consolidated Financial Statements, the Corporation has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources, management expects the Corporation to be able to meet its obligations for a reasonable period of time. The Corporation has $3.5 billion of brokered CDs maturing within twelve months from June 30, 2010. Management believes it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans. If unanticipated market factors emerge, or if the Corporation is unable to raise additional capital or complete the identified alternative capital preservation initiatives, successfully execute its plans, or comply with the Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Corporation’s business, results of operations and financial position. Also see “Liquidity and Capital Adequacy.”
OVERVIEW OF RESULTS OF OPERATIONS
     First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the quarter ended June 30, 2010, non-interest expenses (such as personnel, occupancy, insurance premiums and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), the results of its hedging activities, gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.
     Net loss for the quarter ended June 30, 2010 amounted to $90.6 million or $1.05 per diluted common share, compared to net loss of $78.7 million or $1.03 per diluted common share for the quarter ended June 30, 2009. The Corporation’s financial results for the second quarter of 2010, as compared to the second quarter of 2009, were principally impacted by (i) a decrease of $101.9 million in income tax benefit, affected by a non-cash increase of $45.1 million in the Corporation’s deferred tax asset valuation allowance as most of the deferred tax assets created in 2010 were fully reserved, (ii) a decrease of $12.0 million in net interest income mainly resulting from the Corporation’s strategy to deleverage its balance sheet to preserve its capital position and from higher than historical levels of liquidity invested in overnight funding in 2010, and (iii) an increase of $2.6 million in non-interest expenses that was driven by an increase in losses on real estate owned (REO) operations, mainly due to write-downs to the value of repossessed properties, and by charges to the reserve for probable losses on outstanding unfunded loan commitments. These factors were partially offset by (i) a reduction of $88.4 million in the provision for loan and lease losses related to a slower migration of loans to non-performing and/or impaired status, reduced net charge-offs and loan portfolio deleverage, (ii) higher gains on sale of investment securities, mainly U.S. agency mortgage-backed securities, and (iii) reductions in certain expenses categories, including employees’ compensation, occupancy and business promotion expenses.
     The key drivers of the Corporation’s financial results for the quarter ended June 30, 2010 include the following:
•	Net interest income for the quarter ended June 30, 2010 was $119.1 million, compared to $131.0 million for the same period in 2009. The decrease is mainly associated with the deleveraging of the Corporation’s balance sheet to preserve its capital position including sales of approximately $2.2 billion of investment securities over the last 12 months, mainly U.S. agency MBS, and loan repayments, in particular, repayments of credit facilities extended to the Puerto Rico Government. Net interest income was also affected by compressions in net interest margin, which on an adjusted tax-equivalent basis decreased to 2.66% for the second quarter of 2010 from 2.92% for the same period in 2009, mainly due to lower yields on investments and the adverse impact of maintaining higher than historical liquidity levels. Approximately $969 million in investment securities were called over the last twelve months and were replaced with lower yielding U.S. agency investment securities. These factors were partially offset by the favorable impact of lower deposit pricing and the strong core deposit growth. Refer to the “Net Interest Income” discussion below for additional information.

•	For the second quarter of 2010, the Corporation’s provision for loan and lease losses amounted to $146.8 million, compared to $235.2 million for the same period in 2009. Refer to the discussion under “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The decrease in the provision for 2010 was primarily due to a slower migration of loans to non-performing and/or impaired status, as well as decreases in charge-offs and the overall reduction of the loan portfolio. Much of the decrease in the provision is related to the construction loan portfolio in both the Puerto Rico and Florida market.

•	The Corporation’s net charge-offs for the second quarter of 2010 were $117.8 million or 3.62% of average loans on an annualized basis, compared to $129.9 million or 3.85% of average loans on an annualized basis for the same period in 2009, a reduction mainly related to the construction loan portfolio. Refer to the “Provision for Loan and Lease Losses” and “Risk Management – Non-performing assets and Allowance for Loan and Lease Losses” sections below for additional information.

•	For the quarter ended June 30, 2010, the Corporation’s non-interest income amounted to $39.5 million, compared to $23.4 million for the quarter ended June 30, 2009. The increase was mainly due to an increase of $13.9 million on realized gains on the sale of investment securities (mainly U.S. agency MBS), and commissions of $1.3 million related to the Corporation’s broker-dealer businesses. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the second quarter of 2010 amounted to $98.6 million, compared to $96.0 million for the same period in 2009. The increase is mainly related to an increase of $4.2 million in losses on REO operations, driven by write-downs and losses on the sale of repossessed properties, a $3.6 million charge to the reserve for probable losses on outstanding unfunded loan commitments, and a $2.3 million increase in professional fees attributed in part to higher legal fees related to collections and foreclosure procedures and mortgage appraisals. This was partially offset by a decrease of $3.5 million in employees’ compensation and the impact in 2009 of a non-recurring $2.6 million charge to property tax expense attributable to the reassessed value of certain properties. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the second quarter of 2010, the Corporation recorded an income tax expense of $3.8 million, compared to an income tax benefit of $98.1 million for the same period in 2009. The variance is mainly due to increases in the valuation allowance against deferred tax asset as most of the deferred tax assets created in 2010 was fully reserved. Refer to the “Income Taxes” discussion below for additional information.

•	Total assets as of June 30, 2010 amounted to $18.1 billion, a decrease of $1.5 billion compared to total assets as of December 31, 2009. The decrease in total assets was primarily a result of a net decrease of $1.4 billion in the loan portfolio largely attributable to repayments on credit facilities extended to the Puerto Rico government and/or political subdivisions coupled with charge-offs, the sale of non-performing loans and a higher allowance for loan and lease losses. The decrease in assets is consistent with the Corporation’s decision to deleverage its balance sheet to preserve its capital position. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•	As of June 30, 2010, total liabilities amounted to $16.7 billion, a decrease of approximately $1.4 billion, as compared to $18.0 billion as of December 31, 2009. The decrease in total liabilities is mainly attributable to a decrease of $900 million in advances from the FED, a $492.2 million reduction in repurchase agreements, mainly maturing short-term repurchase agreements, and a decrease of $455.6 million in brokered certificates of deposit (“CDs”). This was partially offset by an increase of $514.1 million in total non-brokered deposits, mainly core deposits in Florida. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	The Corporation’s stockholders’ equity amounted to $1.4 billion as of June 30, 2010, a decrease of $160.8 million compared to the balance as of December 31, 2009, driven by the net loss of $197.6 million for the first half of 2010, partially offset by an increase of $36.8 million in accumulated other comprehensive income. As previously reported, the Corporation decided to suspend the payment of common and preferred dividends, effective with the preferred dividend due for the month of August 2009. As of June 30, 2010, all regulatory capital ratios exceeded the established well-capitalized minimums but, as a result of the Order, FirstBank is considered to be only adequately capitalized based on the definitions on FDIC regulations. Refer to the “Risk Management – Capital” section below for additional information, including information about strategies to increase the Corporation’s common equity.

•	Total loan production, including purchases, refinancings and draws from existing commitments, for the quarter ended June 30, 2010 was $651 million, compared to $900.4 million for the comparable period in 2009. The decrease in loan production during 2010, as compared to the second quarter of 2009, was reflected in all major loan categories with the exception of auto financing.

•	Total non-accrual loans as of June 30, 2010 were $1.55 billion, compared to $1.56 billion as of December 31, 2009. The decrease of $13.2 million, or 0.84%, in non-accrual loans from December 31, 2009 was led by decreases in construction and commercial and industrial (“C&I”) loans. Total non-accrual construction loans decreased $12.9 million, or 2%, from December 31, 2009 mainly in connection with charge-offs and the sale of a $52 million loan in Florida. Non-accrual C&I loans decreased by $8.1 million, or 3%, from the end of the year 2009 driven by charge-offs and, to a lesser extent, to loans restored to accrual status based on their compliance with modified terms, in the case of restructured loans, or on their having been brought current and repayment of principal and interest is expected by the Corporation. Non-accrual residential mortgage loans increased by $6.4 million mainly in Puerto Rico, which was negatively impacted by the continued trend of higher unemployment rates affecting consumers, partially offset by a decrease in the Florida portfolio. Non-accrual commercial mortgage loans increased by $3.5 million, mainly in Puerto Rico partially offset by charge-offs. The levels of non-accrual consumer loans, including finance leases, remained stable showing a $2.1 million decrease during the first half of 2010. Refer to the “Risk Management — Non-accruing and Non-performing Assets” section below for additional information.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     The accounting principles of the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) classification and related values of investment securities; 5) valuation of financial instruments; and 6) income recognition on loans. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.
     The Corporation’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp’s 2009 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2009.

RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2010 was $119.1 million and $235.9 million, respectively, compared to $131.0 million and $252.6 million for the comparable periods in 2009. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and six-month period ended June 30, 2010 was $122.9 million and $251.4 million, respectively, compared to $142.6 million and $275.0 million for the comparable periods of 2009.
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
     The net interest income is computed on a tax-equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to discussions below) and excluding: (1) the change in the fair value of derivative instruments and (2) unrealized gains or losses on liabilities measured at fair value.

Part I

	Average Volume		Interest income(1) / expense		Average Rate(1)
Quarter ended June 30,	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$849,763	$101,819	$624	$117	0.29%	0.46%
Government obligations (2)	1,422,418	1,540,821	8,157	15,904	2.30%	4.14%
Mortgage-backed securities	3,141,519	4,322,708	35,418	60,012	4.52%	5.57%
Corporate bonds	2,000	7,458	29	202	5.82%	10.86%
FHLB stock	68,857	86,509	575	788	3.35%	3.65%
Equity securities	1,377	1,977	—	18	0.00%	3.65%

Total investments (3)	5,485,934	6,061,292	44,803	77,041	3.28%	5.10%

Residential mortgage loans	3,547,874	3,425,235	52,806	51,717	5.97%	6.06%
Construction loans	1,445,251	1,626,141	9,132	13,142	2.53%	3.24%
C&I and commercial mortgage loans	6,199,005	6,423,055	65,386	66,801	4.23%	4.17%
Finance leases	305,414	347,732	6,223	7,111	8.17%	8.20%
Consumer loans	1,528,264	1,678,057	44,223	47,436	11.61%	11.34%

Total loans (4) (5)	13,025,808	13,500,220	177,770	186,207	5.47%	5.53%

Total interest-earning assets	$18,511,742	$19,561,512	$222,573	$263,248	4.82%	5.40%

Interest-bearing liabilities:

Brokered CDs	$7,210,631	$7,051,179	$41,499	$56,677	2.31%	3.22%
Other interest-bearing deposits	4,919,662	4,146,552	22,267	23,443	1.82%	2.27%
Loans payable	406,044	768,505	1,265	614	1.25%	0.32%
Other borrowed funds	2,882,674	3,862,885	27,080	31,646	3.77%	3.29%
FHLB advances	959,011	1,450,478	7,587	8,317	3.17%	2.30%

Total interest-bearing liabilities (6)	$16,378,022	$17,279,599	$99,698	$120,697	2.44%	2.80%

Net interest income			$122,875	$142,551

Interest rate spread					2.38%	2.60%

Net interest margin					2.66%	2.92%

	Average Volume		Interest income(1) / expense		Average Rate(1)
Six-Month Period Ended June 30,	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$877,029	$108,314	$1,060	$208	0.24%	0.39%
Government obligations (2)	1,353,376	1,341,934	16,977	35,505	2.53%	5.34%
Mortgage-backed securities	3,203,535	4,288,731	76,000	123,433	4.78%	5.80%
Corporate bonds	2,000	7,584	58	235	5.85%	6.25%
FHLB stock	68,620	78,856	1,418	1,148	4.17%	2.94%
Equity securities	1,587	2,167	15	36	1.91%	3.35%

Total investments (3)	5,506,147	5,827,586	95,528	160,565	3.50%	5.56%

Residential mortgage loans	3,550,968	3,460,647	106,405	105,766	6.04%	6.16%
Construction loans	1,464,178	1,586,125	17,885	27,244	2.46%	3.46%
C&I and commercial mortgage loans	6,424,543	6,267,792	132,790	130,946	4.17%	4.21%
Finance leases	309,633	353,969	12,566	14,693	8.18%	8.37%
Consumer loans	1,546,732	1,701,580	89,043	96,030	11.61%	11.38%

Total loans (4) (5)	13,296,054	13,370,113	358,689	374,679	5.44%	5.65%

Total interest-earning assets	$18,802,201	$19,197,699	$454,217	$535,244	4.87%	5.62%

Interest-bearing liabilities:

Brokered CDs	$7,330,746	$7,255,053	$85,881	$129,510	2.36%	3.60%
Other interest-bearing deposits	4,775,792	4,087,541	43,850	48,635	1.85%	2.40%
Loans payable	604,144	534,331	3,442	960	1.15%	0.36%
Other borrowed funds	2,943,079	3,609,918	54,380	64,568	3.73%	3.61%
FHLB advances	965,269	1,496,949	15,281	16,609	3.19%	2.24%

Total interest-bearing liabilities (6)	$16,619,030	$16,983,792	$202,834	$260,282	2.46%	3.09%

Net interest income			$251,383	$274,962

Interest rate spread					2.41%	2.53%

Net interest margin					2.70%	2.89%

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

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-accrual loans.

(5)	Interest income on loans includes $2.5 million and $2.7 million for the second quarter of 2010 and 2009, respectively, and $5.6 million and $5.5 million for the six-month period ended June 30, 2010 and 2009, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended June 30,			Six-month period ended June 30,
	2010 compared to 2009			2010 compared to 2009
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income on interest-earning assets:

Money market & other short-term investments	$706	$(199)	$507	$1,209	$(357)	$852
Government obligations	(1,142)	(6,605)	(7,747)	301	(18,829)	(18,528)
Mortgage-backed securities	(14,573)	(10,021)	(24,594)	(27,994)	(19,439)	(47,433)
Corporate bonds	(106)	(67)	(173)	(163)	(14)	(177)
FHLB stock	(151)	(62)	(213)	(183)	453	270
Equity securities	(4)	(14)	(18)	(8)	(13)	(21)

Total investments	(15,270)	(16,968)	(32,238)	(26,838)	(38,199)	(65,037)

Residential mortgage loans	1,842	(753)	1,089	2,753	(2,114)	639
Construction loans	(1,354)	(2,656)	(4,010)	(1,967)	(7,392)	(9,359)
C&I and commercial mortgage loans	(2,351)	936	(1,415)	3,277	(1,433)	1,844
Finance leases	(862)	(26)	(888)	(1,806)	(321)	(2,127)
Consumer loans	(4,292)	1,079	(3,213)	(8,871)	1,884	(6,987)

Total loans	(7,017)	(1,420)	(8,437)	(6,614)	(9,376)	(15,990)

Total interest income	(22,287)	(18,388)	(40,675)	(33,452)	(47,575)	(81,027)

Interest expense on interest-bearing liabilities:

Brokered CDs	1,123	(16,301)	(15,178)	1,309	(44,938)	(43,629)
Other interest-bearing deposits	3,947	(5,123)	(1,176)	7,334	(12,119)	(4,785)
Loans payable	(712)	1,363	651	141	2,341	2,482
Other borrowed funds	(8,637)	4,071	(4,566)	(12,183)	1,995	(10,188)
FHLB advances	(3,361)	2,631	(730)	(7,212)	5,884	(1,328)

Total interest expense	(7,640)	(13,359)	(20,999)	(10,611)	(46,837)	(57,448)

Change in net interest income	$(14,647)	$(5,029)	$(19,676)	$(22,841)	$(738)	$(23,579)

     Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law, except for a temporary 5% tax rate imposed by the Puerto Rico Government on IBEs’ net income effective for years that commenced after December 31, 2008 and before January 1, 2012 (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBEs) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Refer to the “Income Taxes” discussion below for additional information of the Puerto Rico tax law.
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

     The following table reconciles net interest income in accordance with GAAP to net interest income excluding valuations, and to net interest income on an adjusted tax-equivalent basis and net interest rate spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended		Six-Month Period Ended
(dollars in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest Income — GAAP	$214,864	$252,780	$435,852	$511,103
Unrealized loss (gain) on derivative instruments	487	(3,465)	1,231	(4,240)

Interest income excluding valuations	215,351	249,315	437,083	506,863
Tax-equivalent adjustment	7,222	13,933	17,134	28,381

Interest income on a tax-equivalent basis excluding valuations	222,573	263,248	454,217	535,244

Interest Expense — GAAP	95,802	121,766	199,927	258,491
Unrealized gain (loss) on derivative instruments and liabilities measured at fair value	3,896	(1,069)	2,907	1,791

Interest expense excluding valuations	99,698	120,697	202,834	260,282

Net interest income — GAAP	$119,062	$131,014	$235,925	$252,612

Net interest income excluding valuations	$115,653	$128,618	$234,249	$246,581

Net interest income on a tax-equivalent basis excluding valuations	$122,875	$142,551	$251,383	$274,962

Average Interest-Earning Assets	$18,511,742	$19,561,512	$18,802,201	$19,197,699

Average Interest-Bearing Liabilities	$16,378,022	$17,279,599	$16,619,030	$16,983,792

Average rate on interest-earning assets — GAAP	4.66%	5.18%	4.68%	5.37%
Average rate on interest-earning assets excluding valuations	4.66%	5.11%	4.69%	5.32%
Average rate on interest-earning assets on a tax-equivalent basis and excluding valuations	4.82%	5.40%	4.87%	5.62%

Average rate on interest-bearing liabilities — GAAP	2.35%	2.83%	2.43%	3.07%
Average rate on interest-bearing liabilities excluding valuations	2.44%	2.80%	2.46%	3.09%

Net interest spread — GAAP	2.31%	2.35%	2.25%	2.30%
Net interest spread excluding valuations	2.22%	2.31%	2.23%	2.23%
Net interest spread on a tax-equivalent basis and excluding valuations	2.38%	2.60%	2.41%	2.53%

Net interest margin — GAAP	2.58%	2.69%	2.53%	2.65%
Net interest margin excluding valuations	2.51%	2.64%	2.51%	2.59%
Net interest margin on a tax-equivalent basis and excluding valuations	2.66%	2.92%	2.70%	2.89%
     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Quarter Ended June 30,		Six-month period ended June 30,
(In thousands)	2010	2009	2010	2009
Unrealized (loss) gain on derivatives (economic undesignated hedges):

Interest rate caps	$(440)	$2,628	$(1,171)	$2,850
Interest rate swaps on loans	(47)	837	(60)	1,390

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(487)	$3,465	$(1,231)	$4,240

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2010	2009	2010	2009
Unrealized (gain) loss on derivatives (economic undesignated hedges):
Interest rate swaps and options on brokered CDs and stock index deposits	$—	$892	$1	$5,318
Interest rate swaps and options on medium-term notes measured at fair value and stock index notes	(81)	53	(51)	163

Net unrealized (gain) loss on derivatives (economic undesignated hedges)	$(81)	$945	$(50)	$5,481

Unrealized (gain) loss on liabilities measured at fair value:

Unrealized (gain) loss on brokered CDs	—	(1,555)	—	(8,696)
Unrealized (gain) loss on medium-term notes	(3,815)	1,679	(2,857)	1,424

Net unrealized (gain) loss on liabilities measured at fair value	$(3,815)	$124	$(2,857)	$(7,272)

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$(3,896)	$1,069	$(2,907)	$(1,791)

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
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of June 30, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, the volume of interest rate swaps was much higher, as they were used to convert the fixed-rate of a large portfolio of brokered CDs, mainly those with long-term maturities, to a variable rate and to mitigate the interest rate risk related to variable rate loans. Refer to Note 8 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
     Net interest income decreased 9% to $119.1 million for the second quarter of 2010 from $131.0 million in the second quarter of 2009 and by 7% to $235.9 million for the first six-months of 2010 from $252.6 million in the first half of 2009. The decrease in net interest income was mainly related to the deleveraging of the Corporation’s balance sheet to preserve its capital position and the adverse impact on net interest margin in 2010 of maintaining a higher liquidity position.
     The average volume of interest-earning assets for the second quarter and first half of 2010 decreased by $1.0 billion and $395.5 million, respectively, as compared to comparable periods in 2009. The decrease was driven by the sale of approximately $2.2 billion of investment securities over the last 12 months, mainly U.S. agency MBS, and by loan repayments. Proceeds from sales and repayments of MBS and loans were used in part to pay down advances from the FED and FHLB and maturing repurchase agreements. During 2009, the FED encouraged banks to borrow from the Discount Window in an effort to restore liquidity and calm to the credit markets. As market conditions improved, participating financial institutions have been asked to shift to regular funding sources, and repay borrowings such as advances from the FED Discount Window. During the first half of 2010, the Corporation repaid the remaining balance of $900 million in FED advances outstanding as of December 31, 2009.
     Also, net interest income for 2010 was adversely affected by the maintenance of a higher liquidity position. During the first four months of 2010, a key objective was to strengthen balance sheet liquidity due to concerns about potential disruptions from the consolidation of the Puerto Rico banking industry, which resulted in higher investments in overnight funds. Liquidity volumes were significantly higher than normal levels as reflected in average balances in money market and overnight funding of $849.8 million and $877.0 million for the second quarter and first half of 2010, respectively, compared to $101.8 million and $108.3 million for the comparable periods in 2009. The

Corporation has not noted any disruptions since the consolidation of the Puerto Rico banking industry that took place on April 30, 2010, and is investing some of its excess liquidity in higher yielding investments.
     Net interest margin on an adjusted tax-equivalent basis decreased to 2.66% for the second quarter of 2010 from 2.92% for the same period in 2009, and to 2.70% for the first six months of 2010 from 2.89% for the first half of 2009 mainly due to the high volume of non-performing loans, which continued to pressure net interest margins as interest payments of approximately $2.7 million and $4.2 million during the second quarter and first half of 2010, respectively, was applied against the related principal balance under the cost-recovery method. Also, affecting the margin were the lower yields on investments affected by the MBS sales and the approximately $969 million in investment securities called over the last twelve months that were replaced with lower yielding U.S. agency investment securities. These factors were partially offset by the favorable impact of lower pricing on both brokered CDs and core deposits that more than offset declines in loan yields. The weighted-average cost of brokered CDs decreased by 91 basis points to 2.31% for the second quarter of 2010 from 3.22% for the same period a year ago and by 124 basis points to 2.36% for the first half of 2010 from 3.60% for the first half of 2009, primarily due to the replacement of maturing or callable brokered CDs that had interest rates above current market rates. Also, the Corporation continues with its measures to improve loan pricing, is actively increasing spreads on loan renewals and has increased the use of interest rate floors in new, and renewals of, commercial and construction loan agreements to protect net interest margins.
     On an adjusted tax-equivalent basis, net interest income decreased by $19.7 million, or 14%, for the second quarter of 2010 compared to the same period in 2009 and by $23.6 million, or 9%, for the first half of 2010 compared to the first half of 2009. The decrease for 2010 includes a decrease of $6.7 million and $11.2 million for the second quarter and first half of 2010, respectively, compared to the same period in 2009 in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets, primarily due to a higher proportion of taxable assets to total interest-earning assets resulting from the maintenance of a higher liquidity position and lower yields on U.S. agency and MBS held by the Corporation’s IBE subsidiary. The Corporation replaced securities called and prepayments and sales of MBS with shorter-term securities.
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
     For the quarter ended on June 30, 2010, the Corporation recorded a provision for loan and lease losses of $146.8 million compared to $235.2 million for the comparable period in 2009. Much of the decrease in the provision was related to the construction and C&I loan portfolios, primarily due to a slower migration of loans to non-performing and/or impaired status, as well as decreases in charge-offs and the overall reduction of the loan portfolio. The provision for loan and lease losses for the first six months of 2010 was $317.8 million compared to $294.6 million for the same period in 2009. The higher provision for the first half of 2010, compared to 2009, is mainly attributable to increases in specific reserves on impaired loans, in particular for commercial mortgage loans and increases in the provision for the residential loan portfolio, which has been affected by historical loss rates and declines in collateral value.
     In terms of geography, in Puerto Rico, the Corporation recorded a provision of $112.0 million and $200.0 million in the second quarter and first half of 2010, respectively, compared to $141.2 million and $179.5 million, respectively, for the comparable periods in 2009. The decrease for the second quarter of 2010 is mainly related to the slower migration of loans to non-performing and/or impaired status, combined with lower charge-offs and general reserve releases attributable to an overall decrease in the C&I portfolio. The provision for construction loans in Puerto Rico decreased by $20.9 million for the second quarter of 2010 compared to the same period in 2009. The provision for C&I loans in Puerto Rico decreased by $25.0 million, including the impact of lower reserves for certain loans that when individually evaluated for impairment in 2010, based on the underlying value of the collateral, the specific reserves required for these loans were lower than those general reserves allocated in periods prior to 2010. The provision for commercial and residential mortgage loans in Puerto Rico for the second quarter of 2010, compared to the same period in 2009, increased by $0.7 million and $16.6 million, respectively, both affected by negative trends in loss rates and falling property values. The reserve factors for residential mortgage loans were recalibrated as part of further segmentation and analysis of this portfolio for purposes of computing the required specific and general reserves. The review included the incorporation of updated loss factors to loans expected to liquidate considering the expected realization of the values of similar assets at disposition. The provision for consumer loans, including finance leases, in Puerto Rico decreased slightly by $0.7 million for the second quarter of 2010, compared to the same period in 2009, mainly related to improvements in delinquency and charge-offs trends.

     In Puerto Rico, the increase in the provision for the first half of 2010, compared to the first half of 2009, was mainly related to the residential and commercial mortgage loan portfolio, which increased by $24.6 million and $14.7 million, respectively, driven by higher charge-offs and pressures on collateral values. The provision for construction loans increased by $10.3 million mainly related to higher charges to specific reserves in 2010, in particular charges made during the first quarter of 2010. This was partially offset by a decrease of $37.8 million in the provision for the C&I loan portfolio attributable to the overall decrease in the size of this portfolio and lower reserves for certain loans individually evaluated compared to higher general reserves allocated to these loans in 2009.
     With respect to the loan portfolio in the United States, the Corporation recorded a provision of $33.6 million and $104.8 million in the second quarter and first half of 2010, respectively, compared to $85.7 million and $100.8 million, respectively, for the comparable periods in 2009. The decrease for the second quarter was also mainly related to the construction loan portfolio and reflected the slower migration of loans to non-performing and/or impaired status, lower charge-offs, and the overall reduction of the Corporation’s exposure to construction loans in Florida. Meanwhile, the increase in the provision for the first half of 2010 compared to the same period in 2009 was mainly related to the residential and commercial mortgage loan portfolio, which increased by $10.0 million and $16.5 million, respectively, partially offset by reductions of $19.4 million, $2.0 million and $1.0 million in the provision for the construction, consumer and C&I loans, respectively. As of June 30, 2010, approximately $175.3 million, or 92%, of the total exposure to construction loans in Florida was individually measured for impairment. The Corporation continues to reduce its credit exposure on this market through the disposition of assets and different loss mitigation initiatives as the end of this difficult economic cycle appears to be approaching. Over the last three quarters, the Corporation has completed the sale of approximately $123.8 million of impaired credits in Florida.
     The provision recorded for the loan portfolio in the Virgin Islands amounted to $1.2 million and $13.0 million in the second quarter and first half of 2010, a decrease of $7.0 million and $1.3 million, respectively, compared to the same periods a year ago mainly associated with decreases in general reserve factors allocated to the residential mortgage loan portfolio that incorporate the significantly lower historical charge-offs in this region. Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to the discussions under “Financial Condition and Operating Analysis – Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.
Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Other service charges on loans	$1,486	$1,523	$3,242	$3,052
Service charges on deposit accounts	3,501	3,327	6,969	6,492
Mortgage banking activities	2,140	2,373	4,640	3,179
Rental income	—	407	—	856
Insurance income	2,146	2,229	4,421	4,599
Other operating income	6,015	4,312	10,578	8,596

Non-interest income before net gain on investments	15,288	14,171	29,850	26,774

Gain on sale of VISA shares	—	—	10,668	—
Net gain on sale of investments	24,240	10,305	44,936	28,143
Other-than-temporary impairment (“OTTI”) on equity securities	(3)	—	(603)	(388)
OTTI on debt securities	—	(1,061)	—	(1,061)

Net gain on investments	24,237	9,244	55,001	26,694

Total	$39,525	$23,415	$84,851	$53,468

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

     Rental income represents income generated by the Corporation’s subsidiary, First Leasing, on the daily rental of various types of motor vehicles. As part of its strategies to focus on its core business, the Corporation divested its short-term auto rental business during the fourth quarter of 2009.
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
     Non-interest income increased $16.1 million to $39.5 million for the second quarter of 2010 from $23.4 million for the second quarter of 2009. The increase in non-interest income reflected:
•	An increase of $13.9 million in realized gains on the sale of investment securities (mainly U.S. agency MBS). In an effort to manage interest rate risk, and take advantage of favorable market valuations, approximately $350 million of 30 year fixed-rate U.S. agency MBS and $250 million of 5-7 year U.S. Treasury Notes were sold in the second quarter of 2010 resulting in a gain of $24.2 million compared to a gain of $10.3 million on the sale of approximately $342 million of investment securities, mainly U.S. agency MBS, in the second quarter of 2009.
•	Commissions of $1.3 million earned by FirstBank Puerto Rico Securities, a recently organized broker-dealer subsidiary engaged in a municipal securities underwriting business for local Puerto Rico municipal bond issuers.
•	The impact in the second quarter of 2009 of a $1.1 million OTTI charge on private label MBS.
     Non-interest income increased $31.4 million to $190.0 million for the first six months of 2010 from $180.5 million for the first half of 2009. The increase in non-interest income reflected:
•	An increase of $16.8 million in realized gains on the sale of investment securities (mainly U.S. agency MBS) and a $10.7 million gain on the sale of the remaining VISA Class C shares.
•	A $1.5 million increase in gains from mortgage banking activities due to higher servicing fees and lower charges to the valuation allowance.
•	Commissions of $1.6 million related to the Corporation’s broker-dealer business.
Also contributing to the increase in non-interest income was higher fee income, mainly fees on loans and service charges on deposits offset by lower income from vehicle rental activities. Service charges on deposit accounts increased by $0.5 million as the Corporation continued to focus on its core business strategies. No income from vehicle rental activities was recorded in 2010 as the Corporation divested its short-term auto rental business during the fourth quarter of 2009.

Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Employees’ compensation and benefits	$30,958	$34,472	$62,686	$68,714
Occupancy and equipment	14,451	17,448	29,302	32,222
Deposit insurance premium	15,369	14,895	32,022	19,775
Other taxes, insurance and supervisory fees	5,054	5,744	10,740	11,537
Professional fees — recurring	4,697	3,138	9,226	5,961
Professional fees — non-recurring	907	204	1,665	567
Servicing and processing fees	2,555	2,246	4,563	4,558
Business promotion	3,340	3,836	5,545	6,952
Communications	1,828	2,018	3,942	4,145
Net loss on REO operations	10,816	6,626	14,509	12,001
Other	8,636	5,361	15,773	14,084

	$98,611	$95,988	$189,973	$180,516

     Non-interest expenses increased $2.6 million to $98.6 million for the second quarter of 2010 from $96.0 million for the second quarter of 2009. The increase reflected:
•	An increase of $4.2 million in losses from REO operations, mainly due to higher losses on sales, and write-downs to the value, of repossessed residential and commercial properties in both Puerto Rico and Florida and a higher volume of repossessed properties.
•	A $3.6 million charge to the reserve for probable losses on outstanding unfunded loan commitments, and
•	A $2.3 million increase in professional fees attributable in part to higher legal fees related to collections and foreclosure procedures and mortgage appraisals.
The aforementioned increases were partially offset by decreases in expenses such as:
•	A decrease of $3.5 million in employees’ compensation, reflecting reductions in bonuses and incentive compensation and a lower headcount.
•	The impact in the second quarter of 2009 of a non-recurring $2.6 million charge to property tax expense attributable to the reassessed value of certain properties
     Non-interest expenses increased $9.5 million to $190.0 million for the first half of 2010 from $180.5 million for the same period in 2009. The increase reflected:
•	An increase of $12.2 million in the FDIC deposit insurance premium, as premium rates increased and the level of deposits grew.
•	A $6.8 million increase in the reserve for probable losses on outstanding unfunded loan commitments.
•	A $4.4 million increase in professional service fees, attributable in part to higher legal fees related to collections and foreclosure procedures and mortgage appraisals.
The aforementioned increases were partially offset by decreases in expenses such as:
•	A $6.0 million decrease in employees’ compensation and benefit expenses, mainly due to a lower headcount and lower bonuses and incentive compensation expenses. The number of full time equivalent employees decreased by approximately 190, or 7%, over the last 12 months.
•	The impact in the first half of the aforementioned non-recurring $2.6 million charge to property tax expense attributable to the reassessed value of certain properties.
•	A $1.4 million reduction in business promotion expenses, and

•	The impact in the first half of 2009 of a $4.0 million impairment charge associated with the core deposit intangible asset in the Corporation’s Florida operations.
As part of its business strategies to preserve its capital position, during 2010, the Corporation continued reviewing its expense base to identify further cost reduction opportunities in controllable expenses.
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
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009, the Puerto Rico Government approved Act No. 7 (the “Act”) to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
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
     For the quarter and six-month period ended June 30, 2010, the Corporation recognized an income tax expense of $3.8 million and $10.7 million, respectively, compared to an income tax benefit of $98.1 million and $112.3 million recorded for the same periods in 2009. The variance in income tax expense mainly resulted from non-cash charges of approximately $45.1 million for the second quarter of 2010 and $86.0 million for the first half of 2010 to increase the valuation allowance of the Corporation’s deferred tax asset. Most of the increase is related to deferred tax assets created in 2010 that were fully reserved. Approximately $3.5 million of the increase to the valuation allowance, which was recorded in the first quarter of 2010, was related to deferred tax assets created before 2010 and the remaining income tax expense is related to the operations of profitable subsidiaries.
     As of June 30, 2010, the deferred tax asset, net of a valuation allowance of $277.7 million, amounted to $97.2 million compared to $109.2 million as of December 31, 2009. In addition to the aforementioned $3.5 million increase in the valuation allowance related to deferred tax assets created prior to 2010, the decrease in the deferred tax asset during 2010 was mainly related to the creation of deferred tax liabilities in connection with unrealized gains on available for sale securities; such charge was recorded as part of other comprehensive income.
     Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. The accounting for income taxes guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable.
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in an increase in the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss as of the end of the second quarter of 2010, mainly as a result of charges to the provision for loan and lease losses, especially in the construction loan portfolio in both the Puerto Rico and Florida markets, as a result of the economic downturn. As of June 30, 2010, management concluded that $97.2 million of the deferred tax assets will be realized. In assessing the likelihood of realizing the deferred tax assets, management has considered all four sources of taxable income mentioned above and, even though the Corporation expects to be profitable in the near future and to be able to realize the deferred tax asset, given current uncertain economic conditions, the Corporation has only relied on tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Among the most significant tax-planning strategies identified are: (i) sale of appreciated assets, (ii) consolidation of profitable and unprofitable companies (in Puerto Rico each company files a separate tax return; no consolidated tax returns are permitted), and (iii) deferral of deductions without affecting their utilization. Management will continue monitoring the likelihood of realizing the deferred tax assets in future periods. If future events differ from management’s June 30, 2010 assessment, an additional valuation allowance may need to be established which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future.
     The income tax provision in 2010 and 2009 was also impacted by adjustments to deferred tax amounts as a result of the aforementioned changes to the PR Code enacted tax rates. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized and an adjustment of $1.0 million and $7.3 million was recorded for the second quarter and first half of 2010, respectively.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Assets
     Total assets decreased to approximately $18.1 billion as of June 30, 2010, down $1.5 billion from approximately $19.6 billion as of December 31, 2009. The decrease was primarily a result of a net decrease of $1.4 billion in the loan portfolio largely attributed to repayments of approximately $1.1 billion on credit facilities extended to the Puerto Rico government and/or political subdivisions coupled with charge-offs, the sale of non-performing loans and a higher allowance for loan and lease losses. The decrease in assets is consistent with the Corporation’s decision to deleverage its balance sheet to preserve its capital position. Also, there was a decrease of $284.3 million in investment securities and a reduction of $159.0 million in cash and cash equivalents. The Corporation’s decrease in investment securities is mainly related to the sale of approximately $800 million in U.S. agency MBS and $252 million in US Treasury notes during the first half of 2010, the call of approximately $951 million of investment securities, mainly U.S. agency debt securities, prior to their contractual maturity, and principal repayments of MBS. During the first four months of 2010, the Corporation maintained higher than normal liquidity levels due to concerns about potential disruptions from the consolidation of the Puerto Rico banking industry; those disruptions were not observed, however. Towards the end of the first half of 2010, the Corporation began to invest some of its excess liquidity in higher yielding investments and reductions of brokered CD’s and other borrowings. Additionally, the Corporation repaid the remaining $900 million outstanding from advances from the FED.
     Loan Portfolio
     The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2010	2009
Residential mortgage loans, including loans held for sale	$3,582,793	$3,616,283

Commercial loans:
Commercial mortgage loans	1,665,551	1,693,424
Construction loans	1,310,065	1,492,589
Commercial and Industrial loans (1)	3,931,991	4,927,304
Loans to local financial institutions collateralized by real estate mortgages	304,170	321,522

Total commercial loans	7,211,777	8,434,839

Finance leases	299,060	318,504

Consumer and other loans	1,510,108	1,579,600

Total loans, gross	$12,603,738	$13,949,226

(1)	As of June 30, 2010, includes $1.5 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     As of June 30, 2010, the Corporation’s total loans decreased by $1.3 billion, when compared with the balance as of December 31, 2009. All major loan categories decreased from 2009 levels, driven by the aforementioned repayments of approximately $1.1 billion from credit facilities extended to the Puerto Rico government as well as charge-offs, pay-downs and sales of loans.

     Of the total gross loan portfolio of $12.6 billion as of June 30, 2010, approximately 83% has credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 9% in the Virgin Islands, as shown in the following table:

	Puerto	Virgin
As of June 30, 2010	Rico	Islands	Florida	Total
	(In thousands)
Residential mortgage loans, including loans held for sale	$2,790,906	$442,275	$349,612	$3,582,793

Construction loans (1)	923,015	195,511	191,539	1,310,065
Commercial mortgage loans	1,130,552	69,313	465,686	1,665,551
Commercial and Industrial loans	3,615,063	286,073	30,855	3,931,991
Loans to local financial institutions collateralized by real estate mortgages	304,170	—	—	304,170

Commercial loans	5,972,800	550,897	688,080	7,211,777

Finance leases	299,060	—	—	299,060

Consumer loans	1,393,973	84,319	31,816	1,510,108

Total loans	$10,456,739	$1,077,491	$1,069,508	$12,603,738

(1)	Construction loans of Florida operations include approximately $53.3 million of condo-conversion loans
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
     Total loan production, including purchases, refinancings and draws from existing commitments, for the quarter and six-month period ended June 30, 2010 was $651.0 million and $1.3 billion, respectively, compared to $900.4 million and $2.2 billion, respectively, for the comparable periods in 2009. The decrease in loan production for 2010 was mainly associated with the reduction in credit facilities extended to the Puerto Rico Government. During the first half of 2010, credit facilities to the Puerto Rico government amounted to $71.8 million compared to approximately $532.5 million for the comparable period in 2009. Originations in 2009 included a $500 million facility extended to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), an instrumentality of the Government of Puerto Rico that has already been repaid and a $115 million refinancing of a commercial relationship. Other decreases were observed in construction loan originations due to the Corporation’s strategic decision to reduce its exposure to construction projects in both Puerto Rico and the United States markets. Despite the present economic climate, the Corporation increased its consumer originations, mainly auto financings, which is a positive indicator of a potential recovery of the Puerto Rico economy.
     The following table details First BanCorp’s loan production, including purchases and refinancings, for the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Residential real estate	$140,216	$181,082	$266,888	$323,938
C&I and commercial mortgage	313,970	410,565	618,905	1,293,457
Construction	46,495	159,896	97,348	257,022
Finance leases	21,206	20,228	44,256	39,822
Consumer	129,112	128,643	260,595	253,038

Total loan production	$650,999	$900,414	$1,287,992	$2,167,277

          Residential Real Estate Loans
     As of June 30, 2010, the Corporation’s residential real estate loan portfolio decreased by $33.5 million as compared to the balance as of December 31, 2009. More than 90% of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The decrease was a combination of loan sales and securitizations that in aggregate amounted to $145.8 million, charge-offs of $31.0 million and pay downs and foreclosures. Residential loan originations were lower compared to 2009 as a result of the weak economic environment in Puerto Rico, reflected in high unemployment rates. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.
          Commercial and Construction Loans
     As of June 30, 2010, the Corporation’s commercial and construction loan portfolio decreased by $1.2 billion, as compared to the balance as of December 31, 2009, due mainly to repayments of approximately $1.1 billion from credit facilities extended to the Puerto Rico government and/or political subdivisions combined with net charge-offs of $183.4 million, the sale of approximately $83 million associated with three impaired loans in Florida and pay downs. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     As of June 30, 2010, the Corporation had $167.3 million outstanding on credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $1.2 billion as of December 31, 2009, and $184.1 million granted to the Virgin Islands government. A substantial portion of these credit facilities consists of obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.
     The largest loan to one borrower as of June 30, 2010 in the amount of $304.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real estate loans, mostly 1-4 residential mortgage loans.
     The Corporation’s construction lending volume has been stagnant for the last two years due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Florida operations and its construction loan originations in Puerto Rico are mainly draws from existing commitments. Approximately 97% of the construction loan originations in 2010 are related to disbursements from previously established commitments and new loans are mainly associated with construction loans to individuals. Current absorption rates in condo-conversion loans in the United States are low and properties collateralizing some of these condo-conversion loans have been formally reverted to rental properties with a future plan for the sale of converted units upon an improvement in the real estate market. As of June 30, 2010, loans outstanding originally disbursed as condo-conversion construction loans of approximately $30.6 million have been formally reverted to income-producing commercial loans, while the repayment of interest on the remaining $53.3 million construction condo-conversion loans is coming principally from rental income and other sources. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation showed signs of improvement during 2010 but the market is still under pressure because of an oversupply of housing units compounded by a lower demand and diminished consumer purchasing power and confidence. The unemployment rate in Puerto Rico tops 16%.
     The construction loan portfolio in Puerto Rico decreased by $75.2 million during the first half of 2010 driven by charge-offs of $54.5 million. In Florida the construction portfolio decreased by $108.0 million, also driven by charge-offs of $41.8 million recorded during the first half of 2010 and the sale of a $52 million non-performing loan.

     The composition of the Corporation’s construction loan portfolio as of June 30, 2010 by category and geographic location follows:

	Puerto	Virgin	United
As of June 30, 2010	Rico	Islands	States	Total
	(In thousands)
Loans for residential housing projects:
High-rise (1)	$191,599	$—	$—	$191,599
Mid-rise (2)	81,877	4,912	19,599	106,388
Single-family detached	109,712	2,844	20,752	133,308

Total for residential housing projects	383,188	7,756	40,351	431,295

Construction loans to individuals secured by residential properties	11,804	21,059	—	32,863
Condo-conversion loans	11,717	—	53,271	64,988
Loans for commercial projects	297,444	119,213	1,540	418,197
Bridge loans — residential	56,981	—	5,170	62,151
Bridge loans — commercial	3,003	25,951	13,905	42,859
Land loans — residential	73,719	19,064	55,789	148,572
Land loans — commercial	79,451	2,126	21,575	103,152
Working capital	8,865	1,025	—	9,890

Total before net deferred fees and allowance for loan losses	926,172	196,194	191,601	1,313,967

Net deferred fees	(3,157)	(683)	(62)	(3,902)

Total construction loan portfolio, gross	923,015	195,511	191,539	1,310,065

Allowance for loan losses	(107,116)	(28,242)	(63,722)	(199,080)

Total construction loan portfolio, net	$815,899	$167,269	$127,817	$1,110,985

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of three projects that represent approximately 87% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings having up to 7 stories.
     The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2010:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$192,950

Construction loans in non-accrual status	$621,387

Net charge offs — Construction loans (1)	$96,419

Allowance for loan losses — Construction loans	$199,080

Non-performing construction loans to total construction loans	47.43%

Allowance for loan losses — construction loans to total construction loans	15.20%

Net charge-offs (annualized) to total average construction loans	13.17%

(1)	Includes charge-offs of $54.5 million related to construction loans in Puerto Rico and $41.8 million related to construction loans in Florida.

     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300K	$90,095
$300K-$600K	180,128
Over $600K (1)	112,965

$383,188

(1)	Mainly composed of two high-rise projects and two single-family detached projects that account for approximately 48% and 30%, respectively, of the residential housing projects in Puerto Rico with selling prices over $600k.
     For the majority of the construction loans for residential housing projects in Florida, the estimated selling price of the units is under $300,000.
          Consumer Loans and Finance Leases
     As of June 30, 2010, the Corporation’s consumer loan and finance leases portfolio decreased by $88.9 million, as compared to the portfolio balance as of December 31, 2009. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first half of 2010. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $27.3 million for the first half of 2010, as compared to $30.6 million for the same period a year ago.
     Consumer loan originations are principally driven through the Corporation’s retail network. For the first half of 2010, consumer loan originations increased by $7.6 million compared to the same period in 2009, mainly in auto financings.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s available-for-sale and held-to-maturity portfolio as of June 30, 2010 amounted to $4.5 billion, a reduction of $284.2 million when compared to $4.8 billion as of December 31, 2009. The reduction was the net result of approximately $800 million of MBS sold during the first half of 2010 (mainly U.S. agency MBS) with a weighted average yield of 5.24%, $252 million of U.S. Treasury Notes sold with a weighted average yield of 2.84%, the call of approximately $951 million of investment securities (mainly U.S. agency debt securities) with a weighted average yield of 2.10% and MBS prepayments, partially offset by the purchase of approximately $850 million in aggregate of 2,3,5 and 7 year U.S. Treasury Notes with an average yield of 1.82%, the purchase of approximately $549 million of debt securities (mainly 2-3-year U.S. agency debt securities) with a yield of 1.59% and the purchase of $524 million of MBS with a weighted-average yield of 3.85%.
     Over 94% of the Corporation’s available-for-sale and held-to-maturity securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities is minimal, approximately $0.1 million, which consists of common stock of a financial institution in Puerto Rico.

     The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	June 30,	December 31,
(In thousands)	2010	2009
Money market investments	$22,044	$24,286

Investment securities held to maturity, at amortized cost:
U.S. Government and agencies obligations	16,975	8,480
Puerto Rico Government obligations	23,659	23,579
Mortgage-backed securities	490,668	567,560
Corporate bonds	2,000	2,000

	533,302	601,619

Investment securities available for sale:
U.S. Government and agencies obligations	1,298,867	1,145,139
Puerto Rico Government obligations	138,437	136,326
Mortgage-backed securities	2,517,502	2,889,014
Corporate bonds	—	—
Equity securities	104	303

	3,954,910	4,170,782

Other equity securities, including $68.5 million and $68.4 million	69,843	69,930

of FHLB stock as of June 30, 2010 and December 31, 2009, respectively	$4,580,099	$4,866,617

     Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	June 30,	December 31,
(In thousands)	2010	2009
Held-to-maturity
FHLMC certificates	$3,691	$5,015
FNMA certificates	486,977	562,545

	490,668	567,560

Available-for-sale
FHLMC certificates	333,420	722,249
GNMA certificates	922,341	418,312
FNMA certificates	1,053,763	1,507,792
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	127,120	156,307
Other mortgage pass-through certificates	80,858	84,354

	2,517,502	2,889,014

Total mortgage-backed securities	$3,008,170	$3,456,574

The carrying values of investment securities classified as available-for-sale and held-to-maturity as of June 30, 2010 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %
U.S. Government and agencies obligations
Due within one year	$16,975	0.38
Due after one year through five years	1,298,867	1.55

	1,315,842	1.53

Puerto Rico Government obligations
Due within one year	12,002	1.78
Due after one year through five years	113,713	5.40
Due after five years through ten years	26,388	5.87
Due after ten years	9,993	5.89

	162,096	5.23

Corporate bonds
Due after ten years	2,000	5.80

	2,000	5.80

Total	1,479,938	1.94

Mortgage-backed securities	3,008,170	4.11
Equity securities	104	—

Total investment securities available for sale and held to maturity	$4,488,212	3.39

     Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $951 million of investment securities, mainly U.S. Agency debentures, with an average yield of 2.10% were called during the first half of 2010. As of June 30, 2010, the Corporation has approximately $392 million in debt securities (mainly U.S. agency securities) with embedded calls and with an average yield of 2.26% (mainly securities with contractual maturities of 2 to 3 years). However, the Corporation has been using proceeds from called securities and investing some of its liquidity in the second quarter of 2010 through the purchase of approximately $1.9 billion of investment securities. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.
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

     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. At June 30, 2010, FirstBank could not pay any dividend to the parent company. The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. Management’s Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position.
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
     The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. In the Contingency Funding Plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining its current funding position, thereby ensuring the ability to honor its commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Three different scenarios are defined in the Contingency Funding Plan: local market event, credit rating downgrade, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.
     The Corporation manages its liquidity in a proactive manner, and maintains an adequate position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic surplus and time-based reserve measures. The Corporation has maintained the basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of June 30, 2010, the estimated basic surplus ratio of approximately 10% included un-pledged investment securities, FHLB lines of credit, and cash. At the end of the quarter, the Corporation had $242 million available of unused secured credit to borrow from the FHLB. Un-pledged liquid securities as of June 30, 2010 mainly consisted of fixed-rate U.S. agency debentures and MBS totaling approximately $1.0 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic surplus computation. The Corporation does not have any unsecured debt maturing during the remaining of 2010 and $3.5 billion of brokered CDs maturing over the next twelve months. At June 30, 2010, the holding company had $52.6 million of cash and cash equivalents. Cash and cash equivalents at the Bank as of June 30, 2010 were approximately $544.8 million.
     Sources of Funding
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, including brokered CDs, securities sold under agreements to repurchase, and lines of credit with the FHLB. The Asset Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Commercial paper has also in the past provided additional funding. Long-term funding has also been obtained through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.
     The Corporation is in the process of deleveraging its balance sheet by reducing the amounts of brokered CDs and during 2010 repaid the remaining balance of $900 million in FED advances outstanding as of December 31, 2009. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval. The reductions in brokered CDs and FED advances are being partly offset by increases in retail and business deposits. Brokered CDs decreased $455.6 million to $7.1 billion as of June 30, 2010 from $7.6 billion as of December 31, 2010. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits. The re-payment of FED advances has resulted in a reduction in excess liquidity as well as to the reduction in the size of the balance sheet.

     While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity and efforts to grow deposits will be adequate to provide the necessary funding for the 2010 business plans. Nevertheless, management’s alternative capital preservation strategies can be implemented should adverse liquidity conditions arise. Refer to “Capital” discussion below for additional information about capital raising efforts that would impact capital and liquidity levels.
     The Corporation’s principal sources of funding are:
Brokered CDs — A large portion of the Corporation’s funding has been retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $7.6 billion at year-end 2009 to $7.1 billion as of June 30, 2010. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2010, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through September 30, 2010. The Bank will request approvals for future periods. The Corporation has been using proceeds from repayments and sales of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $514.1 million, or 10%, in non-brokered deposits during the first half of 2010.
The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2010 is approximately 1.2 years. Approximately 3% of the principal value of these certificates is callable at the Corporation’s option.
The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Should the FDIC fail to approve waivers for the renewal of brokered CD’s, the Corporation would have to execute an accelerated de-leveraging through a systematic disposition of assets to meet its liquidity needs. During the first half of 2010, the Corporation issued $2.5 billion in brokered CDs to renew maturing brokered CDs having an average interest rate of 1.31%. Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.
     The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of June 30, 2010:

Total
(In thousands)
Three months or less	$1,272,795
Over three months to six months	1,390,571
Over six months to one year	1,457,290
Over one year	4,071,330

Total	$8,191,986

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $7.1 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit also include $22.2 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to FDIC insurance coverage beyond the $250 thousand per account without limit by placing deposit in multiple banks through a single bank gateway, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $514.1 million to $5.6 billion from the balance of $5.1 billion as of December 31, 2009, reflecting increases in core-deposit products such as money market, savings, retail CDs and interest-bearing checking accounts. A significant portion of the increase was related to increases in money market accounts and retail CDs in Florida. Successful marketing campaigns and attractive rates were the main reason for the increase in Florida. Refer to Note 11 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and six-month periods ended June 30, 2010 and 2009.
Securities sold under agreements to repurchase — The Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $2.6 billion as of June 30, 2010, compared with $3.1 billion as of December 31, 2009. The decrease relates to the Corporation’s decision to deleverage its balance sheet by paying down maturing short-term repurchase agreements. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. Of the total of $2.6 billion repurchase agreements outstanding as of June 30, 2010, approximately $2.0 billion consist of structured repurchase agreements (“repos”) and $400 million of long-term repos. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. Certain counterparties are still not willing to extend the term of maturing repurchase agreements. Nevertheless, in addition to short-term repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FED and FHLB advances. Refer to Note 13 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations with only $0.4 million of cash deposited in connection with collateralized interest rate swap agreements.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of June 30, 2010 and December 31, 2009, the outstanding balance of FHLB advances was $940.4 million and $978.4 million, respectively. Approximately $520.4 million of outstanding advances from the FHLB has maturities of over one year. As part of its precautionary initiatives to safeguard access to credit and the low level of interest rates, the Corporation has been pledging assets with the FHLB while at the same time the FHLB has been revising its credit guidelines and “haircuts” in the computation of availability of credit lines.
FED Discount window — During 2009, the FED encouraged banks to borrow from the Discount Window in an effort to restore liquidity and calm to the credit markets. As market conditions improved, participating financial institutions have been asked to shift to regular funding sources, and repay borrowings such as advances from the FED Discount Window. During the first half of 2010, the Corporation repaid the remaining balance of $900 million in FED advances outstanding as of December 31, 2009.
Credit Lines — The Corporation maintains unsecured and un-committed lines of credit with other banks. As of June 30, 2010, the Corporation’s total unused lines of credit with other banks amounted to $165 million. The Corporation has not used these lines of credit to fund its operations.
     Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and junior subordinated debentures as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available and, if available, that they will be on acceptable comparable terms.
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 28% at June 30, 2010. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $105 million of FHA/VA mortgage loans into GNMA MBS during 2010. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

          Impact of Credit Ratings on Access to Liquidity and Valuation of Liabilities
     The Corporation’s credit as a long-term issuer is currently rated CCC+ by Standard & Poor’s (“S&P”) and B- by Fitch Ratings Limited (“Fitch”); both with negative outlook. At the FirstBank subsidiary level, long-term issuer rating is currently B3 by Moody’s Investor Service (“Moody’s”), six notches below their definition of investment grade; CCC+ by S&P seven notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade. The outlook on the Bank’s credit ratings from the three rating agencies is negative.
     During the second quarter of 2010, the Corporation and its subsidiary bank suffered credit rating downgrades from Moody’s (B1 to B3), S&P (B to CCC+), and Fitch (B to B-) rating services. Furthermore, on June 2010 Moody’s and Fitch placed the Corporation on “Credit Watch Negative” and S&P placed a “Negative Outlook”. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by these credit ratings and any additional downgrades.
     The Corporation’s liquidity, however, is contingent upon its ability to obtain new external sources of funding to finance its operations. The Corporation’s current credit ratings and any further downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect the results of operations. Also, changes in credit ratings may further affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
     Cash Flows
     Cash and cash equivalents were $545.1 million and $247.8 million at June 30, 2010 and 2009, respectively. These balances decreased by $159.0 million and $157.9 million from December 31, 2009 and 2008, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first half of 2010 and 2009.
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
     For the first half of 2010, net cash provided by operating activities was $111.4 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses partially offset by adjustments to net income from the gain on sale of investments.
     For the first half of 2009, net cash provided by operating activities was $127.2 million, which was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses.
     Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and its available-for-sale and held-to-maturity investment portfolios. For the first half of 2010, net cash provided by investing activities was $1.1 billion, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during the first half of 2010 and MBS prepayments. Partially offsetting these sources of cash were cash used for loan origination disbursements and certain purchases of available-for-sale securities, as discussed above.
     For the first half of 2009, net cash used in investing activities was $738.7 million, primarily for loan origination disbursements and purchases of available-for-sale investment securities to mitigate in part the impact of investment securities called by counterparties prior to maturity and MBS prepayments.

Cash Flows from Financing Activities
     The Corporation’s financing activities include primarily the receipt of deposits and issuance of brokered CDs, the issuance and repayments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. In the first half of 2010, net cash used in financing activities was $1.4 billion due to the Corporation’s decision to deleverage its balance sheet and pay down maturing repurchase agreements as well as advances from the FHLB and the FED. Partially offsetting these cash reductions was the growth of the core deposit base.
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
Capital
     The Corporation’s stockholders’ equity amounted to $1.4 billion as of June 30, 2010, a decrease of $160.8 million compared to the balance as of December 31, 2009, driven by the net loss of $197.6 million for the first half of 2010, partially offset by an increase in accumulated other comprehensive income of $36.8 million related to changes in the fair value of investment securities. As previously reported, the Corporation decided to suspend the payment of common and preferred dividends, effective with the preferred dividend for the month of August 2009. Based on the Agreement with the FED, currently neither First BanCorp nor FirstBank, are permitted to pay dividends on capital securities without prior approval.
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Description of Business”). Although all the regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2010, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of June 30, 2010 and December 31, 2009, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First		To be well
	BanCorp	FirstBank	capitalized
As of June 30, 2010

Total capital (Total capital to risk-weighted assets)	13.35%	12.83%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.05%	11.53%	6.00%
Leverage ratio	8.14%	7.79%	5.00%

As of December 31, 2009

Total capital (Total capital to risk-weighted assets)	13.44%	12.87%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.16%	11.70%	6.00%
Leverage ratio	8.91%	8.53%	5.00%
     The decrease in regulatory capital ratios is mainly related to the net loss reported for the first six months of 2010 that was almost entirely offset by the decrease in risk-weighted assets consistent with the Corporation’s decision to deleverage its balance sheet to preserve its capital position. Significant decreases in risk-weighted assets have been achieved mainly through the non renewal of commercial loans with 100% risk weightings, such as temporary loan facilities to the Puerto Rico government and others, and through the charge-offs of portions of loans deemed uncollectible. Also, a reduced volume of loan originations contributed to mitigate, to some extent, the effect of net losses on capital ratios.
     The Corporation’s tangible common equity ratio was 2.57% as of June 30, 2010, compared to 3.20% as of December 31, 2009, and the Tier 1 common equity to risk-weighted assets ratio as of June 30, 2010 was 2.86% compared to 4.10% as of December 31, 2009.
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
     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2010 and December 31, 2009, respectively:

	As of
	June 30,	December 31,
(In thousands)	2010	2009
Tangible Equity:
Total equity — GAAP	$1,438,289	$1,599,063
Preferred equity	(930,830)	(928,508)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(15,303)	(16,600)

Tangible common equity	$464,058	$625,857

Tangible Assets:
Total assets — GAAP	$18,116,023	$19,628,448
Goodwill	(28,098)	(28,098)
Core deposit intangible	(15,303)	(16,600)

Tangible assets	$18,072,622	$19,583,750

Common shares outstanding	92,542	92,542

Tangible common equity ratio	2.57%	3.20%

Tangible book value per common share	$5.01	$6.76
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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	As of
	June 30,	December 31,
(Dollars in thousands)	2010	2009
Tier 1 Common Equity:
Total equity — GAAP	$1,438,289	$1,599,063
Qualifying preferred stock	(930,830)	(928,508)
Unrealized (gain) loss on available-for-sale securities (1)	(63,311)	(26,617)
Disallowed deferred tax asset (2)	(38,078)	(11,827)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(15,303)	(16,600)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	(3,170)	(1,535)
Other disallowed assets	(66)	(24)

Tier 1 common equity	$359,433	$585,854

Total risk-weighted assets	$12,570,330	$14,303,496

Tier 1 common equity to risk-weighted assets ratio	2.86%	4.10%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

2-	Approximately $71 million of the Corporation’s deferred tax assets at June 30, 2010 (December 31, 2009 — $102 million) were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $38 million of such assets at June 30, 2010 (December 31, 2009 — $12 million) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $12 million of the Corporation’s other net deferred tax liability at June 30, 2010 December 31, 2009 — $5 million) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
     Pursuant to the Order with the FDIC and the Agreement with the FED, the Corporation and FirstBank have agreed to take certain actions designed to improve their financial condition. These actions include the adoption and implementation of various plans, procedures and policies related to their capital, lending activities, liquidity and funds management and strategy. In addition, the Order requires FirstBank to develop and adopt a plan to achieve over time a leverage ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 10% and a Total capital to risk-weighted assets ratio of at least 12%.
     The Corporation submitted capital plans to the FED and the FDIC setting forth how the Corporation and FirstBank plan to improve their capital positions to comply with the Agreements over time. The Corporation already announced that it has commenced an offer to exchange (the “Exchange Offer”) up to 256,401,610 newly issued shares of its common stock for any and all of the issued and outstanding shares of Noncumulative Perpetual Monthly Income Preferred Stock, Series A through E (the “Preferred Stock”). In addition to this exchange offer, the Corporation has been taking steps to implement strategies to increase tangible common equity and regulatory capital through (i) the issuance of approximately $500 million of equity in one or more public or private offerings, (ii) the conversion into common stock of the shares of Series G Preferred Stock that the Corporation issued to the U.S. Treasury on July 20, 2010 in exchange for the Series F Preferred Stock that the Corporation sold to it on January 16, 2009, and (iii) a rights offering to common stockholders. Also, the Corporation has continued to deleverage its balance sheet by reducing amounts of brokered CDs and borrowings. Such reductions were partially offset by increases in retail and business deposits when comparing ending balances as of June 30, 2010 to balances as of December 31, 2009.
     Inability to complete the above mentioned Exchange Offer could hinder efforts to sell common stock in a Capital Raise. If holders of $385 million or approximately 70% of the liquidation preference of the Preferred Stock tender their shares of Preferred Stock in the Exchange Offer, the Corporation raises $500 million of additional capital, and the holders of the Corporation’s common stock approve amendments to the Articles of Incorporation, within nine months of the July 7, 2010 date of our agreement with the U.S. Treasury, the Corporation will meet the substantive conditions necessary to compel the U.S. Treasury to convert into common stock the shares of recently issued Series G Preferred Stock. Completing the Capital Plan initiatives would result in dilution to the Corporation’s current stockholders. If the Corporation needs to continue to recognize significant reserves and cannot complete a Capital Raise, the Corporation and FirstBank may not be able to comply with the minimum capital requirements included in the capital plans required by the Agreements. Nevertheless, if the Corporation is unable to complete the full capital raise, other capital preservation strategies are contemplated, including among others, an accelerated deleverage strategy and the divesture of profitable businesses, which could allow us to meet the minimum capital requirements required by the Order. The Corporation anticipates that it will need to continue to dedicate significant resources and efforts to comply with these Agreements, which may increase operational costs or adversely affect the amount of time management has to conduct operations.
Off -Balance Sheet Arrangements
     In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage the Corporation’s credit, market or liquidity risks, (3) diversify the Corporation’s funding sources and (4) optimize capital.
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2010, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion and $81.8 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.
     Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2010
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations:
Certificates of deposit (1)	$8,968,560	$4,540,885	$4,048,250	$365,108	$14,317
Securities sold under agreements to repurchase	2,584,438	484,438	1,300,000	800,000	—
Advances from FHLB	940,440	420,000	462,000	58,440	—
Notes payable	24,059	7,152	6,403	—	10,504
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$12,749,456	$5,452,475	$5,816,653	$1,223,548	$256,780

Commitments to sell mortgage loans	$47,061	$47,061

Standby letters of credit	$81,788	$81,788

Commitments to extend credit:
Lines of credit	$890,065	$890,065
Letters of credit	46,155	46,155
Commitments to originate loans	195,617	195,617

Total commercial commitments	$1,131,837	$1,131,837

(1)	Includes $7.1 billion of brokered CDs sold by third-party intermediaries in denominations of $100,000 or less, within FDIC insurance limits and $22.2 million in CDARS.
     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for the rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2009.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with

Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of June 30, 2010 amounted to approximately $64.5 million.
     The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan/ Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclay’s Capital in New York. After Barclay’s refusal to turn over the securities, the Corporation, during the month of December 2009, filed a lawsuit against Barclay’s Capital in federal court in New York demanding the return of the securities.
     During the month of February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. The scheduling conference that had been set for August 26, 2010, for purposes of having the parties agree on a timetable for discovery has been temporarily suspended. The judge decided to order the parties to submit to a mediation process prior to a scheduling conference. While there have been preliminary telephonic conversations with the appointed mediator, no formal mediation sessions have been held. It is expected that within the next 30 days the mediator will notice dated for mediation sessions. While the Corporation believes it has valid reasons to support its claim for the return of the securities, no assurances can be given that it will ultimately succeed in its litigation against Barclay’s Capital to recover all or a substantial portion of the securities.
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
     The Corporation performs on a quarterly basis a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to five-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
     (1) using a static balance sheet prepared as of the simulation date, and
     (2) using a dynamic balance sheet based on recent patterns and current strategies.
     The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposits decay and other factors that may be important in projecting the future growth of net interest income.
     The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values on the balance sheet on the date of the simulation.

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
     The following table presents the results of the simulations as of June 30, 2010 and December 31, 2009. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	June 30, 2010				December 31, 2009
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$33.6	6.82%	$37.5	7.88%	$10.6	2.16%	$16.0	3.39%
- 200 bps ramp	$(29.3)	(5.93)%	$(32.3)	(6.80)%	$(31.9)	(6.53)%	$(33.0)	(6.98)%
     The Corporation continues to manage its balance sheet structure to control the overall interest rate risk and preserve its capital position. As part of the overall strategy, the Corporation continued to de-leverage its loan portfolio, reduce its long-term fixed-rate bullet and callable investment securities, and increase shorter-duration investment securities. During the first half of 2010, the loan portfolio decrease by $1.3 billion, largely attributable to repayments on credit facilities extended to the Puerto Rico government. Also during that period, approximately $1 billion of investment securities (mostly mortgage-backed securities) were sold, while $951 million of US Agency debentures were called. Proceeds from repayments of loans and investments have been used to pay down advances from the FED, maturing repurchase agreements and brokered CDs, and acquire lower yielding and shorter-term securities. In addition, the Corporation continues to adjust the mix of its funding sources to better match the expected average life of the assets.
     Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $37.5 million in a gradual parallel upward move of 200 basis points. In accordance with the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve (falling rates with a flattening curve) was also performed, even though, given the current level of rates as of June 30, 2010, some market interest rate were projected to be zero. Under this scenario, where a considerable spread compression is projected, net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $32.3 million.
Derivatives
     First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label mortgage pass-through securities was taken over by the FDIC, immediately canceling all outstanding commitments. Interest rate caps with a notional amount of $117 million are no longer considered to be derivative financial instruments. The total exposure to fair value as of June 30, 2010 of $3.0 million related to such contracts was reclassified to an account receivable.
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk inherent in variable rate loans. All interest rate swaps related to brokered CDs were called during 2009, in the face of lower interest rate levels, and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs.
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

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Loss, refer to Note 8 in the accompanying unaudited consolidated financial statements.
The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

Six-month period ended
(In thousands)	June 30, 2010
Fair value of contracts outstanding at the beginning of the period	$(531)
Contracts terminated or called during the period	(2,587)
Changes in fair value during the period	(1,642)

Fair value of contracts outstanding as of June 30, 2010	$(4,760)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of June 30, 2010

Pricing from observable market inputs	$10	$(613)	$69	$(4,226)	$(4,760)
Pricing that consider unobservable market inputs	—	—	—	—	—

	$10	$(613)	$69	$(4,226)	$(4,760)

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
     As of June 30, 2010, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
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

     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of June 30, 2010 and December 31, 2009.

(In thousands)	As of June 30, 2010
		Total			Accrued
		Exposure at	Negative	Total	Interest Receivable
Counterparty	Notional	Fair Value(1)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

JP Morgan	$43,580	$440	$(4,879)	$(4,439)	$—
Credit Suisse First Boston	12,511	—	(323)	(323)	$—
Goldman Sachs	6,515	327	—	327	—
Morgan Stanley	109,279	35	—	35	—

	171,885	802	(5,202)	(4,400)	—

Other derivatives (2)	135,307	393	(753)	(360)	(135)

	$307,192	$1,195	$(5,955)	$(4,760)	$(135)

(1)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(2)	Credit exposure with several local companies for with a credit rating is not readily available.

(In thousands)	As of December 31, 2009
		Total			Accrued
		Exposure at	Negative	Total	Interest Receivable
Counterparty	Notional	Fair Value(1)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

JP Morgan	$67,345	$621	$(4,304)	$(3,683)	$—
Credit Suisse First Boston	49,311	2	(764)	(762)	—
Goldman Sachs	6,515	557	—	557	—
Morgan Stanley	109,712	238	—	238	—

	232,883	1,418	(5,068)	(3,650)	—

Other derivatives (2)	284,619	4,518	(1,399)	3,119	(269)

Total	$517,502	$5,936	$(6,467)	$(531)	$(269)

(1)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(2)	Credit exposure with several local companies for with a credit rating is not readily available. Approximately $4.2 million of the credit exposure with local companies relates to caps referenced to mortgages bought to a local financial institution that was taken over by another institution during the second quarter of 2010 through an FDIC-assisted transaction.
     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.5 million as of June 30, 2010, of which an immaterial unrealized loss of $65,000 was recorded in the first half of 2010 and an unrealized loss of $2.7 million was recorded in the first half of 2009. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to the “— Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, independent loan review and quality control procedures, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for avoiding defaults and minimizing losses upon default within each region and for each business segment. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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
     Management, comprised of the Corporation’s Chief Risk Officer, Chief Credit Risk Officer, Chief Lending Officer, and other senior executives, have the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. These goals and objectives are documented in the Corporation’s Credit Policy.
Allowance for Loan and Lease Losses and Non-performing Assets
Allowance for Loan and Lease Losses
     The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectibility were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the US Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as have been experienced since 2008. The process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases or the risk profile of a market, industry, or group of customers changes materially, or if the allowance is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.
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
     A specific valuation allowance is established for those commercial and real estate loans classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The specific valuation allowance is computed on commercial, construction and real estate loans of $1 million or more, Troubled Debt Restructured loans (“TDRs”), which are individually evaluated, as well as smaller residential mortgage loans considered impaired based on their delinquency and loan-to-value levels. When foreclosure is probable, the impairment measure is based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Deficiencies from the excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral are generally charged-off when deemed uncollectible. For residential mortgage loans, during the second quarter of 2010, the determination of reserves included the incorporation of updated loss factors applicable to loans expected to liquidate over the next 12 months considering the expected realization of similar asset values at disposition.
     For all other loans, which include, small, homogeneous loans, such as auto loans, consumer loans, finance lease loans, residential mortgages, in amounts under $1 million and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance. The Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, and other environmental factors such as economic forecasts. The analysis of the residential mortgage pools is performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs are used in the model and are risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios, trends in non-accrual loans, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and macroeconomic data that correlates to portfolio performance for the geographical region. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.
The blended general reserve factors utilized for most portfolios increased during 2010 due to the continued increase in charge-offs and the continued deterioration in the economy and property values. The blended general reserve factor for commercial mortgage loans increased from 2.41% in December 2009 to 3.18% at June 30, 2010. The construction loans blended general factor increased from 9.82% in December, 2009 to 13.10% at June 30, 2010. The consumer and finance leases reserve factor increased from 4.36% in December 2009 to 4.39% at June 30, 2010. The C&I blended general reserve factor increased from 2.44% in December 2009 to 2.77% at June 30, 2010. There was an increase in the amount of specific reserves for residential mortgage loans resulting from the aforementioned updates to loss factors for loans expected to liquidate over the next 12 months. The higher level of impaired residential mortgage loans is mainly related to the modification of loans through the Home Affordable Modification Program of the Federal government, for which a sustained period of repayment performance under the modified terms was observed and are not necessarily classified as a non-performing loan.
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that the real estate market is experiencing readjustments in value driven by the loss of income due to the unemployment of consumers, less demand and the general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following the regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate has experienced a very slow turnover, but the Corporation continues to reduce its credit exposure through disposition of assets and different loss mitigation initiatives as the end of this difficult credit cycle in the Florida region appears to be approaching.

     As shown in the following table, the allowance for loan and lease losses increased to $604.3 million at June 30, 2010, compared with $528.1 million at December 31, 2009. Expressed as a percent of period-end total loans receivable, the ratio increased to 4.83% at June 30, 2010, compared with 3.79% at December 31, 2009. The $76.2 million increase in the allowance primarily reflected increases in specific reserves associated with impaired loans, predominantly construction, commercial and residential mortgage loans. The increase is also a result of adjustments to loss rate factors used to determine general reserves primarily to account for the increase in net charge-offs. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information. The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter Ended	Six-Month Period Ended
June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan and lease losses, beginning of period	$575,303	$302,531	$528,120	$281,526

Provision for loan and lease losses:
Residential mortgage	31,307	16,659	60,046	29,908
Commercial mortgage	22,759	27,491	60,319	31,032
Commercial and Industrial	41,525	65,596	33,840	72,076
Construction	40,398	112,611	139,698	143,167
Consumer and finance leases	10,804	12,795	23,855	18,398

Total provision for loan and lease losses	146,793	235,152	317,758	294,581

Charge-offs:
Residential mortgage	(17,623)	(3,329)	(30,969)	(10,491)
Commercial mortgage	(17,989)	(14,232)	(37,307)	(14,720)
Commercial and Industrial	(26,186)	(13,762)	(50,108)	(21,383)
Construction	(43,250)	(82,847)	(96,573)	(91,381)
Consumer and finance leases	(15,468)	(17,205)	(31,865)	(35,860)

(120,516)	(131,375)	(246,822)	(173,835)

Recoveries:
Residential mortgage	4	—	4	—
Commercial mortgage	150	—	171	—
Commercial and Industrial	167	27	313	229
Construction	46	—	154	11
Consumer and finance leases	2,357	1,411	4,606	5,234

2,724	1,438	5,248	5,474

Net charge-offs	(117,792)	(129,937)	(241,574)	(168,361)

Allowance for loan and lease losses, end of period	$604,304	$407,746	$604,304	$407,746

Allowance for loan and lease losses to period end total loans receivable	4.83%	3.11%	4.83%	3.11%
Net charge-offs (annualized) to average loans outstanding during the period	3.62%	3.85%	3.63%	2.52%
Provision for loan and lease losses to net charge-offs during the period	1.25	x	1.81	x	1.32	x	1.75	x
     The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2010		December 31, 2009
(In thousands)	Amount	Percent	Amount	Percent
Residential mortgage	$60,246	28%	$31,165	26%
Commercial mortgage loans	94,187	13%	63,972	11%
Construction loans	199,080	11%	164,128	11%
Commercial and Industrial loans (including loans to a local financial institution)	171,347	34%	186,007	38%
Consumer loans and finance leases	79,444	14%	82,848	14%

	$604,304	100%	$528,120	100%

     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of June 30, 2010 and December 31, 2009 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

	Residential	Commercial
	Mortgage	Mortgage		Construction	Consumer and
(Dollars in thousands)	Loans	Loans	C&I Loans	Loans	Finance Leases	Total
As of June 30, 2010

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$286,652	$26,138	$75,136	$177,318	$—	$565,244

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	206,788	209,579	338,608	550,613	—	1,305,588
Allowance for loan and lease losses	40,710	48,660	65,480	122,792	—	277,642
Allowance for loan and lease losses to principal balance	19.69%	23.22%	19.34%	22.30%	0.00%	21.27%

Loans with general allowance:
Principal balance of loans	2,988,727	1,429,834	3,822,417	582,134	1,809,168	10,632,280
Allowance for loan and lease losses	19,536	45,527	105,867	76,288	79,444	326,662
Allowance for loan and lease losses to principal balance	0.65%	3.18%	2.77%	13.10%	4.39%	3.07%

Total portfolio, excluding loans held for sale:
Principal balance of loans	$3,482,167	$1,665,551	$4,236,161	$1,310,065	$1,809,168	$12,503,112
Allowance for loan and lease losses	60,246	94,187	171,347	199,080	79,444	604,304
Allowance for loan and lease losses to principal balance	1.73%	5.66%	4.04%	15.20%	4.39%	4.83%

As of December 31, 2009

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$384,285	$62,920	$48,943	$100,028	$—	$596,176

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	60,040	159,284	243,123	597,641	—	1,060,088
Allowance for loan and lease losses	2,616	30,945	62,491	86,093	—	182,145
Allowance for loan and lease losses to principal balance	4.36%	19.43%	25.70%	14.41%	0.00%	17.18%

Loans with general allowance:
Principal balance of loans	3,151,183	1,368,617	5,059,363	794,920	1,898,104	12,272,187
Allowance for loan and lease losses	28,549	33,027	123,516	78,035	82,848	345,975
Allowance for loan and lease losses to principal balance	0.91%	2.41%	2.44%	9.82%	4.36%	2.82%

Total portfolio, excluding loans held for sale:
Principal balance of loans	$3,595,508	$1,590,821	$5,351,429	$1,492,589	$1,898,104	$13,928,451
Allowance for loan and lease losses	31,165	63,972	186,007	164,128	82,848	528,120
Allowance for loan and lease losses to principal balance	0.87%	4.02%	3.48%	11.00%	4.36%	3.79%

     The following tables show the activity for impaired loans and the related specific reserves during the first half of 2010:

(In thousands)
Impaired Loans:
Balance at beginning of year	$1,656,264
Loans determined impaired during the period	570,528
Net charge-offs (1)	(199,635)
Loans sold, net of charge-offs of $15.6 million (2)	(70,749)
Loans foreclosed, paid in full and partial payments, net of additional disbursements	(85,576)

Balance at end of period	$1,870,832

(1)	Approximately $94.6 million, or 47%, is related to construction loans. Also, approximately $30.3 million, or 15% related to two commercial loan relationships in Puerto Rico.

(2)	Related to one construction loan and two commercial mortgage loans (originally disbursed as condo-conversion) sold in Florida .

	For the Six-Month Period Ended June 30, 2010
	Residential	Commercial		Construction
	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Total
Allowance for impaired loans, beginning of period	$2,616	$30,945	$62,491	$86,093	$182,145
Provision for impaired loans	61,423	51,429	50,962	131,318	295,132
Charge-offs	(23,329)	(33,714)	(47,973)	(94,619)	(199,635)

Allowance for impaired loans, end of period	$40,710	$48,660	$65,480	$122,792	$277,642

Credit Quality
Credit trends have shown some signs of improvement towards the end of the first half of 2010. Non-performing loans have decreased when compared to the fourth quarter of 2009. The decrease in non-performing loans was a function of problem credit resolutions, including the sale of non-performing loans, charge-off activity, as well as a reduction in the migration of loans to nonaccrual status.
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
The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Non-accrual loans:
Residential mortgage	$448,079	441,642
Commercial mortgage	200,033	196,535
Commercial and Industrial	233,201	241,316
Construction	621,387	634,329
Finance leases	4,394	5,207
Consumer	43,571	44,834

Total non-performing loans	1,550,665	1,563,863

REO	72,358	69,304
Other repossessed property	13,383	12,898
Investment securities (1)	64,543	64,543

Total non-performing assets	$1,700,949	$1,710,608

Past due loans 90 days and still accruing	$187,659	$165,936
Non-performing assets to total assets	9.39%	8.71%
Non-accrual loans to total loans receivable	12.40%	11.23%
Allowance for loan and lease losses	$604,304	$528,120
Allowance to total non-accrual loans	38.97%	33.77%
Allowance to total non-accrual loans, excluding residential real estate loans	54.81%	47.06%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.

The following table shows non-performing assets by geographic segment:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Puerto Rico:
Non-performing loans:
Residential mortgage	$383,780	$376,018
Commercial mortgage	136,941	128,001
Commercial and Industrial	224,156	229,039
Construction	459,805	385,259
Finance leases	4,394	5,207
Consumer	40,492	40,132

Total non-performing loans	1,249,568	1,163,656

REO	55,841	49,337
Other repossessed property	13,117	12,634
Investment securities	64,543	64,543

Total non-performing assets	$1,383,069	$1,290,170

Past due loans 90 days and still accruing	$143,405	$128,016

Virgin Islands:
Non-performing loans:
Residential mortgage	$11,278	$9,063
Commercial mortgage	8,153	11,727
Commercial and Industrial	5,576	8,300
Construction	4,929	2,796
Consumer	1,417	3,540

Total non-performing loans	31,353	35,426

REO	1,019	470
Other repossessed property	219	221

Total non-performing assets	$32,591	$36,117

Past due loans 90 days and still accruing	$44,254	$23,876

Florida:
Non-performing loans:
Residential mortgage	$53,021	$56,561
Commercial mortgage	54,939	56,807
Commercial and Industrial	3,469	3,977
Construction	156,653	246,274
Consumer	1,662	1,162

Total non-performing loans	269,744	364,781

REO	15,498	19,497
Other repossessed property	47	43

Total non-performing assets	$285,289	$384,321

Past due loans 90 days and still accruing	$—	$14,044
Total non-accrual loans were $1.55 billion at June 30, 2010, and represented 12.40% of total loans receivable. This was down $13.2 million, or 0.84%, from $1.56 billion, or 11.23% of total loans receivable, at December 31, 2009. The slight decrease from the fourth quarter of 2009 is primarily a result of decreases in non-accrual loans in the construction, C&I and consumer loan portfolios, which was partially offset by increases in non-performing residential and commercial mortgage loans.
Total non-accrual construction loans decreased $12.9 million, or 2.04% from the end of the fourth quarter. The decrease was mainly in the United States where non-accrual construction loans decreased $89.6 million or 36.39% from $246.3 million as of December 31, 2009 to $156.7 million at June 30, 2010. The decrease was driven by the sale of a loan with a carrying value of $52 million. The sale was part of the Corporation’s ongoing efforts to reduce its non-performing credits through its Special Assets Group (SAG) and was executed at an amount in excess of the loan carrying amount. The loan had been in non performing status since the second quarter of 2009. The SAG also manages all activities related to the Corporation’s classified credits and non-performing assets for the commercial business at a centralized level. The SAG oversees collection efforts for those loans not classified and performing to prevent excess migration to the non-performing and/or classified status.
C&I non-accrual loans decreased $8.1 million, or 3.36%, from the end of the fourth quarter. The decrease resulted from charge-offs of $49.8 million during the period, including a charge-off of $15.3 million relating to one relationship based on its financial condition and a charge-off of $15.0 million associated with a loan extended to a local financial institution in Puerto Rico and, to a lesser extent, payments received and applied to non-performing loans. This was partially offset by the inflow of non-accrual loans during the period, mainly in Puerto Rico and spread throughout several industries.

Non-accrual commercial mortgage loans increased by $3.5 million, or 1.78%, from the end of the fourth quarter. The increase was in Puerto Rico where commercial mortgage non-performing loans increased by $8.9 million or 6.98% when compared to $128.0 million as of December 31, 2009. Total non-accrual commercial mortgage loans in the Virgin Islands decreased by $3.6 million mainly attributed to restoration to accrual status of a $3.8 million loan based on its compliance with performance terms and debt service capacity. Non-performing commercial mortgage loans in Florida decreased by $1.9 million, mainly related to charge-offs of collateral dependent loans.
Non-accrual residential mortgage loans increased by $6.4 million, or 1.46%, as compared to the balance at December 31, 2009. Non-accrual residential mortgage loans in Puerto Rico increased by $7.8 million, or 2.06%, from the end of 2009, which reflects the continued trend of higher unemployment rates affecting consumers, partially off-set by a decrease in Florida. Efforts to proactively address existing issues with loss mitigation and loan modification transactions have helped to minimize the inflow of new non-accrual loans towards the end of the first half of 2010. Approximately $230.2 million, or 51% of total non-accrual residential mortgage loans, have been written down to their net realizable value. The non-accrual residential mortgage loan portfolio in the Virgin Islands increased by $2.2 million when compared to the last quarter of 2009.
The levels of non-accrual consumer loans, including finance leases, remained stable showing a $2.1 million decrease during the first half of 2010, mainly in connection with the Virgin Islands portfolio.
At June 30, 2010, approximately $44.9 million of loans placed in non-accrual status, mainly construction and commercial loans, were current or had delinquencies of less than 90 days in their interest payments. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
During the second quarter and first half of 2010, interest income of approximately $2.7 million and $4.2 million, respectively, related to $876.8 million of non-accrual loans as of June 30, 2010, mainly non-accrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method. The Corporation will continue to evaluate restructuring alternatives to mitigate losses and enable borrowers to repay their loans under revised terms in an effort to preserve the value of the Corporation’s interests over the long-term.
The allowance to non-performing loans ratio as of June 30, 2010 was 38.97%, compared to 33.77% as of December 31, 2009. The increase in the ratio is attributable in part to increases in reserve factors for classified loans and additional charges to specific reserves. As of June 30, 2010, approximately $431.6 million, or 27.83%, of total non-performing loans have been charged-off to their net realizable value as shown in the following table.

	Residential	Commercial
	Mortgage	Mortgage		Construction	Consumer and
(Dollars in thousands)	Loans	Loans	C&I Loans	Loans	Finance Leases	Total
As of June 30, 2010

Non-performing loans charged-off to realizable value	$230,216	$24,365	$41,667	$135,332	$—	$431,580
Other non-performing loans	217,863	175,668	191,534	486,055	47,965	1,119,085

Total non-performing loans	$448,079	$200,033	$233,201	$621,387	$47,965	$1,550,665

Allowance to non-performing loans	13.45%	47.09%	73.48%	32.04%	165.63%	38.97%
Allowance to non-performing loans, excluding non-performing loans charged-off to realizable value	27.65%	53.62%	89.46%	40.96%	165.63%	54.00%

As of December 31, 2009

Non-performing loans charged-off to realizable value	$320,224	$38,421	$19,244	$139,787	$—	$517,676
Other non-performing loans	121,418	158,114	222,072	494,542	50,041	1,046,187

Total non-performing loans	$441,642	$196,535	$241,316	$634,329	$50,041	$1,563,863

Allowance to non-performing loans	7.06%	34.19%	75.74%	25.87%	165.56%	33.77%
Allowance to non-performing loans, excluding non-performing loans charged-off to realizable value	25.67%	42.50%	82.31%	33.19%	165.56%	50.48%
The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, restructurings or loan modifications through these program as well as other restructurings of individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate. As of June 30, 2010, the Corporation’s TDR loans consisted of $161.2 million of residential mortgage loans, $51.0 million commercial and industrial loans, $100.3 million commercial mortgage loans and $140.0 million of construction loans. From the $452.6 million total TDR loans, approximately $154.3 million are in compliance with modified terms, $10.9 million are 30-89 days delinquent, and $287.4 million are classified as non-accrual as of June 30, 2010.
Included in the $452.6 million of TDR loans are certain impaired condo-conversion loans restructured into two separate agreements (loan splitting) in the fourth quarter of 2009. At that time, each of these loans was restructured into two notes, one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The restructuring of these loans was made after analyzing the borrowers’ and guarantors’ capacity to service the debt and ability to perform under the modified terms. As part of the restructuring of the loans, the first note of each loan requires a monthly payment of principal and interest that amortize the debt over 25 years at a market rate of interest. An interest rate reduction was granted for the second note. The carrying value of the notes deemed collectible amounted to $22.1 million as of June 30, 2010 and the charge-offs recorded prior to 2010 associated with these loans were $29.7 million. The loans that have been deemed collectible continue to be individually evaluated for impairment purposes and a specific reserve of $3.1 million was allocated to these loans as of June 30, 2010.
Total non-performing assets, which include non-accrual loans, were $1.7 billion at June 30, 2010. This was down $9.7 million, or 0.56%, from $1.71 billion at the end of the fourth quarter of 2009. During the first half of 2010, the Corporation sold approximately $23.7 million of REO properties including a condo-conversion property in Florida with a carrying value of $8.0 million on which a loss of $2.1 million was recorded at the time of sale.
The over 90-day delinquent, but still accruing, loans to total loans receivable ratio, excluding loans guaranteed by the U.S. Government, was 0.87% at June 30, 2010, up from 0.68% at the end of the fourth quarter, but down 21 basis points from a year-ago.
Net Charge-offs and Total Credit Losses
Total net charge-offs for the first half of 2010 were $241.6 million or 3.63% of average loans on an annualized basis, compared to $168.4 million or an annualized 2.52% of average loans for the first half of 2009. Even though the increase in net charge-offs in absolute numbers was higher in Puerto Rico, loss rates (charge-offs to average loans) for all major loan categories continued to be significantly higher in the United States than in Puerto Rico.
Construction loans net charge-offs in the first half of 2010 were $96.4 million, or an annualized 13.17%, up from $91.4 million, or an annualized 11.52% of related loans, in the first half of 2009. First half results were substantially impacted by individual charge-offs in excess of $5 million. There were four loan relationships with charge-offs in excess of $5 million for the first half of 2010, or $43.5 million of total construction loans charge-offs. Construction loans net charge-offs in Puerto Rico were $54.5 million, including $28.5 million charge-off associated with three relationships. Construction loans net charge-offs in the United States of $41.8 million, of which $15.0 million was related to a single residential project. The Corporation continued its ongoing management efforts including obtaining updated appraisals for the collateral for impaired loans and assessing a project’s status within the context of market environment expectations; generally, appraisal updates are requested annually. This portfolio remains susceptible to the ongoing housing market disruptions, particularly in Puerto Rico. In the United States, based on the portfolio management process, including charge-off activity over the past year and several sales of problem credits, the credit issues in this portfolio have been substantially addressed. The Corporation is engaged in continuous efforts to identify alternatives that enable borrowers to repay their loans while protecting the Corporation’s investments.
C&I loans net charge-offs in the first half of 2010 were $49.8 million, or an annualized 2.05%, an increase of $28.6 million when compared to the $21.2 million, or an annualized 0.89% of related loans, recorded in the first half of 2009. There was a $15.3 million charge-off in the first half associated with the previously mentioned non-performing loan based on the financial condition of the borrower and a $15.0 million charge-off associated with a loan extended to R&G Financial that was adequately reserved prior to 2010. Remaining C&I net charge-offs in the first half of 2010 were concentrated in Puerto Rico, where they were distributed across several industries, with the largest individual charge-off amounting to $4.7 million.
Commercial mortgage loans net charge-offs in the first half of 2010 were $37.1 million, or an annualized 4.71%, a $22.4 million increase from the first half of 2009. The first half charge-offs were mainly from Florida loans, which accounts for $34.5 million of total commercial mortgage net charge-offs.
Residential mortgage net charge-offs were $31.0 million, or an annualized 1.74% of related average loans. This was up from $10.5 million, or an annualized 0.61%, of related average balances in the first half of 2009. The higher loss level is mainly related to reductions in property values. Approximately $21.3 million in charge-offs for the first half ($13.9 million in Puerto Rico and $6.9 million in Florida) resulted from valuations, for impairment purposes, of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $3.0 million recorded in the first half of 2009, mainly in Puerto Rico. The total amount of the residential mortgage loan portfolio that was evaluated for impairment purposes amounted to approximately $340.6 million as of June 30, 2010, of which loans aggregating $230.2 million have been charged-off to their net realizable value, representing approximately 51% of the total non-performing residential mortgage loan portfolio outstanding as of June 30, 2010 and a reserve was allocated to the remaining balance. Net charge-offs for residential mortgage loans also include $6.6 million related to loans foreclosed during the first half, compared to $6.9 million recorded for loans foreclosed in the first half of 2009. Consistent with the Corporation’s assessment of the value of properties and current and future market conditions, management is executing strategies to avoid foreclosures and to accelerate the sale of the real estate acquired in satisfaction of debt (REO). The ratio of net charge-offs to average loans in the Corporation’s residential mortgage loan portfolio of 1.99% for the quarter ended June 30, 2010 is lower than the approximately 2.38% average charge-off rate for commercial banks in the U.S. mainland for the first quarter of 2010, as per statistical releases published by the Federal Reserve, and loss rates in the Corporation’s Puerto Rico operations continue to be lower than loss rates experienced in the Florida market.
Net charge-offs of consumer loans and finance leases in the first half of 2010 were $27.3 million compared to net charge-offs of $30.6 million for the first half of 2009. Annualized net charge-offs as a percentage of related loans decreased to 2.94% from 2.98% for the first half of 2009. Performance of this portfolio on both absolute and relative terms continued to be consistent with management’s views regarding the underlying quality of the portfolio. The level of delinquencies has improved compared to the prior quarter, further supporting management’s views of improved performance going forward.

The following table presents annualized charge-offs to average loans held-in-portfolio:

	For the Quarter Ended		For the Six-Month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Residential mortgage loans	1.99%	0.39%	1.74%	0.61%

Commercial mortgage	4.56%	3.71%	4.71%	1.93%

Commercial and industrial	2.25%	1.12%	2.05%	0.89%

Construction loans	11.96%	20.38%	13.17%	11.52%

Consumer loans (1)	2.86%	3.12%	2.94%	2.98%

Total loans	3.62%	3.85%	3.63%	2.52%

(1)	Includes lease financing.
     The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.
     The following table presents charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
PUERTO RICO:
Residential mortgage	2.09%	0.43%	1.60%	0.65%
Commercial mortgage	0.34%	1.13%	0.52%	0.67%
Commercial and Industrial	2.48%	1.08%	2.19%	0.85%
Construction	8.56%	8.33%	11.04%	5.88%
Consumer and finance leases	2.94%	3.10%	2.95%	2.85%
Total loans	2.81%	1.90%	2.80%	1.55%

VIRGIN ISLANDS:
Residential mortgage	0.00%	0.19%	0.24%	0.11%
Commercial mortgage	0.00%	10.61%	0.00%	5.31%
Commercial and Industrial (1)	-1.41%	2.61%	-0.73%	1.59%
Construction	0.01%	0.00%	0.08%	0.00%
Consumer and finance leases	0.46%	2.73%	2.22%	3.39%
Total loans	-0.32%	1.69%	0.11%	1.14%

FLORIDA:
Residential mortgage	3.67%	0.32%	4.71%	0.88%
Commercial mortgage	13.84%	7.63%	13.53%	3.87%
Commercial and Industrial	1.16%	0.02%	6.16%	3.10%
Construction	32.75%	50.28%	29.93%	25.53%
Consumer and finance leases	4.86%	5.01%	4.40%	7.56%
Total loans	14.59%	19.93%	14.23%	10.60%

1- For the second quarter and first half of 2010, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
     Total credit losses (equal to net charge-offs plus losses on REO operations) for the first half of 2010 amounted to $256.1 million, or 3.83% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $180.4 million, or a loss rate of 2.69%, for the first half of 2009.

     The following table presents a detail of the REO inventory and credit losses for the periods indicated:
Credit Loss Performance

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$49,189	$31,522	$49,189	$31,522
Commercial	17,863	10,477	17,863	10,477
Condo-conversion projects	—	8,000	—	8,000
Construction	5,306	8,065	5,306	8,065

Total	$72,358	$58,064	$72,358	$58,064

REO activity (number of properties):
Beginning property inventory,	331	205	285	155
Properties acquired	131	50	229	124
Properties disposed	(61)	(40)	(113)	(64)

Ending property inventory	401	215	401	215

Average holding period (in days)
Residential	217	198	217	198
Commercial	268	90	268	90
Condo-conversion projects	—	487	—	487
Construction	447	229	447	229

	246	222	246	222

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(818)	$(1,924)	$(2,063)	$(5,109)
Commercial	(4,214)	(44)	(4,890)	(443)
Condo-conversion projects	(2,140)	(1,500)	(2,140)	(1,500)
Construction	(1,426)	(502)	(1,377)	(965)

	(8,598)	(3,970)	(10,470)	(8,017)

Other REO operations expenses	(2,218)	(2,656)	(4,039)	(3,984)

Net Loss on REO operations	$(10,816)	$(6,626)	$(14,509)	$(12,001)

CHARGE-OFFS
Residential charge-offs, net	(17,619)	(3,329)	(30,965)	(10,491)
Commercial charge-offs, net	(43,858)	(27,967)	(86,931)	(35,874)
Construction charge-offs, net	(43,204)	(82,847)	(96,419)	(91,370)
Consumer and finance leases charge-offs, net	(13,111)	(15,794)	(27,259)	(30,626)

Total charge-offs, net	(117,792)	(129,937)	(241,574)	(168,361)

TOTAL CREDIT LOSSES (1)	$(128,608)	$(136,563)	$(256,083)	$(180,362)

LOSS RATIO PER CATEGORY (2):

Residential	2.05%	0.61%	1.83%	0.89%
Commercial	3.10%	1.74%	2.85%	1.16%
Construction	12.82%	20.65%	13.53%	11.71%
Consumer	2.84%	3.10%	2.92%	2.97%
TOTAL CREDIT LOSS RATIO (3)	3.92%	4.03%	3.83%	2.69%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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
Concentration Risk
     The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida.
     As of June 30, 2010, the Corporation had $167.3 million outstanding on credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $1.2 billion as of December 31, 2009, and $184.1 million granted to the Virgin Islands government. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.
     The largest loan to one borrower as of June 30, 2010 in the amount of $304.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate. Of the total gross loan portfolio of $12.6 billion as of June 30, 2010, approximately 83% has credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 9% in the Virgin Islands.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I — Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
We also face increased regulation and regulatory scrutiny as a result of our participation in the TARP. The Corporation issued Series G Preferred Stock to the U.S. Treasury in exchange for the shares of Series F Preferred Stock and accrued and unpaid dividends. We also issued to the U.S. Treasury an amended and restated warrant to replace the original warrant that we issued to the U.S. Treasury under the TARP. Pursuant to the terms of this issuance, we are prohibited from increasing the dividend rate on our Common Stock in an amount exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of Common Stock prior to October 14, 2008, which was $0.07 per share, without approval.
On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of Emergency Economic Stabilization Act (“EESA”) to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of the use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds and authorization for the U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009 (the “ARRA”). The ARRA contains expansive new restrictions on executive compensation for financial institutions and other companies participating in the TARP. The ARRA amends the executive compensation and corporate governance provisions of EESA. In doing so, it continues all the same compensation and governance restrictions and adds substantially to restrictions in several areas. In addition, on June 10, 2009, the U.S. Treasury issued regulations implementing the compensation requirements under the ARRA. The regulations became applicable to existing TARP recipients upon publication in the Federal Register on June 15, 2009. On June 21, 2010, the banking agencies issued additional guidance on incentive compensation. The guidance is designed to provide employees with incentives that appropriately balance risk and reward, and ensure that incentive compensation arrangements are compatible with effective controls and risk management, and are supported by strong corporate governance, including active and effective oversight by the holding company or bank’s board of directors. The aforementioned compensation requirements and restrictions may adversely affect our ability to retain or hire senior bank officers.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. The Act includes, among other things, provisions that, together with regulations to be developed thereunder, will affect corporate governance and executive compensation at all publicly-traded companies; abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, such as the Office of the Comptroller of Currency and the Federal Reserve; allow financial institutions to pay interest on business checking accounts; would change the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raise the current standard maximum deposit insurance amount to $250,000; expand the FDIC’s authority to raise insurance premiums; and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also limits interchange fees on debit cards and establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to certain entities offering consumer financial services or products, including banks. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and the derivatives activities of banks and their affiliates. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes as to those institutions with assets in excess of $10 billion. The Collins Amendment to the Dodd-Frank Act eliminates certain trust preferred securities from Tier 1 capital. TARP preferred securities are excepted from this treatment. These “regulatory capital deductions” are to be phased in incrementally over a period of three years beginning on January 1, 2013. This provision also requires the federal banking agencies, to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing this provision must be issued within 18 months of July 21, 2010.
These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of the business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Corporation to additional costs, including increased compliance costs. These changes also may require the Corporation to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations. The Corporation’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time.
A separate legislative proposal would impose a new fee or tax on U.S. financial institutions as part of the 2010 budget plans in an effort to reduce the anticipated budget deficit and to recoup losses anticipated from the TARP. Such an assessment is estimated to be 15-basis points, levied against bank assets minus Tier 1 capital and domestic deposits. It appears that this fee or tax would be assessed only against the 50 or so largest financial institutions in the U.S., which are those with more than $50 billion in assets, and therefore would not directly affect us. However, the large banks that are affected by the tax may choose to seek additional deposit funding in the marketplace, driving up the cost of deposits for all banks. The administration has also considered a transaction tax on trades of stock in financial institutions and a tax on executive bonuses. The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future. Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system. Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations.
Our banking subsidiary is operating under a Consent Order with the FDIC and OCIF and the Corporation is operating under a Written Agreement with the Federal Reserve Bank of New York.
     On June 4, 2010, we announced that FirstBank agreed to a Consent Order issued by the FDIC and OCIF dated June 2, 2010, and the Corporation entered into a Written Agreement with the FED dated June 3, 2010. These Agreements stem from the FDIC’s examination as of the period ended June 30, 2009 conducted during the second half of 2009. Under the Order, the Bank agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to improve the safety and soundness of the Bank. These actions include, among others, that the Bank will have and retain qualified management and have active Board participation in the affairs of the Bank, develop and adopt a plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%, reduce the level of special mention and classified assets and delinquent and non-accrual loans, develop a funds management plan, which includes a reduction in the reliance on brokered deposits, obtain approval prior to the issuance of any brokered deposits and report quarterly on the Bank’s progress in meeting the requirements of the Order. The Written Agreement, which is designed to enhance the Corporation’s ability to act as a source of strength to the Bank, requires that the Corporation obtain FED approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Written Agreement also requires the Corporation to submit to the FED a capital plan and progress reports, comply with certain notice provisions prior to appointing new directors or senior executive officers and comply with certain payment restrictions on severance payments and indemnification restrictions. If we need to continue to recognize significant reserves and we cannot complete a Capital Raise or cannot accomplish other alternate capital preservation strategies contemplated, including among others, an accelerated deleverage strategy and the divesture of profitable businesses which could allow us to meet the minimum capital requirements included in the capital plans, the Corporation and FirstBank may not be able to comply with the minimum capital requirements included in the capital plans required by the Agreements. These capital plans, which we have submitted but are subject to the approval of our regulators, set forth our plan to attain the capital ratio requirements set forth in the Order over time. If, at the end of any quarter, we do not comply with any specified minimum capital ratios, we must notify our regulators. The Corporation must notify the FED within 30 days of the end of any quarter of its inability to comply with a capital ratio requirement and submit an acceptable written plan that details the steps it will take to comply with the requirement. FirstBank must immediately notify the FDIC of its inability to comply with a capital ratio requirement and, within 45 days, it must either increase its capital to comply with the ratio requirements or submit a contingency plan to the FDIC for its sale, merger, or liquidation. In the event of a liquidation of FirstBank, the holders of any outstanding preferred stock would rank senior to the holders of our common stock with respect to rights upon any liquidation of the Corporation. We have dedicated and expect to continue to dedicate significant resources to our efforts to comply with these Agreements, which may increase operational costs or adversely affect the amount of time our management has to conduct our operations. If we fail to comply with the Agreements, we may become subject to additional regulatory enforcement action up to and including the appointment of a conservator or receiver for the Bank. In many cases when a conservator or receiver is appointed for a wholly-owned bank, the bank holding company files for bankruptcy protection.
We will need additional capital resources in the future and these capital resources may not be available when needed or at all.
     Due to financial results during 2009 and the first half of 2010, we need to access the capital markets in order to raise additional capital to absorb future credit losses due to the distressed economic environment, maintain adequate liquidity and capital resources, finance future growth, investments or strategic acquisitions and implement the capital plan required by the Agreements. We have been taking steps to raise $500 million of common equity. We cannot provide assurances that such capital will be available on acceptable terms or at all. If we are unable to obtain additional capital or otherwise improve our financial condition in the near future, or are unable to accomplish other alternate capital preservation strategies which could allow us to meet the minimum capital requirements included in the capital plans required by the Agreements, we believe that it is likely that our regulators would take additional regulatory action that could have a material adverse effect on our business, operations, financial condition or results of operations or the value of our common stock. In addition, without adequate capital, we may not be able to maintain adequate liquidity and capital resources or to finance future growth, make strategic acquisitions or investments.
Certain funding sources may not be available to us.
     Our funding sources include core deposits, brokered deposits, borrowings from the Federal Home Loan Bank and repurchase agreements with several counterparties. A large portion of FirstBank’s funding is retail brokered certificates of deposit (“CDs”). We issue brokered CDs to, among other things, pay operating expenses, maintain our lending activities, replace certain maturing liabilities, and control interest rate risk. As of June 30, 2010, we had $7.1 billion in brokered deposits outstanding, representing approximately 56% of our total deposits, and a reduction from $7.6 billion at year end 2009. The average term to maturity of the retail brokered CDs outstanding as of June 30, 2010 was approximately 1.2 years. Approximately 3% of the principal value of these certificates is callable at our option. The Order we recently entered into requires us to obtain approval prior to issuing, renewing or rolling over brokered CDs and to develop a plan to reduce our reliance on brokered CDs. Although the FDIC has issued temporary waivers through September 30, 2010, no assurance can be given that we will continue to receive such waivers or that such waivers will enable us to issue brokered CDs in amounts that meet our funding needs. The use of brokered CDs has been particularly important for the funding of our operations. If we are unable to issue brokered CDs, our results of operations and liquidity would be adversely affected. During 2009 and 2010, the Bank participated in liquidity stimulus programs promoted by the U.S. Government. As market conditions improved, the stimulus was gradually withdrawn, and participating financial institutions have been asked to shift to regular funding sources, and re-pay borrowings such as Advances from the Federal Reserve Bank Discount Window. Although the FED no longer permits FirstBank to borrow from the Discount Window for its regular funding needs, we believe that continued access to our regular funding sources will enable the Corporation to obtain adequate funds. The loss of access to the Discount Window could adversely affect access to funds if these other sources of funds prove to be inadequate.

We depend on cash dividends from FirstBank to meet our cash obligations, but the Agreement with the FED prohibits the payment of such dividends without prior FED approval, which may adversely affect our ability to fulfill our obligations.
     As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and other obligations. As outlined in the Agreement, the Bank cannot pay any cash dividends or other payments to the Corporation without prior written approval of the FED. Additionally, the Corporation cannot declare or pay any dividends (including on the Series G Preferred Stock) or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior written approval of the FED. Our inability to receive dividends from FirstBank could adversely affect our ability to fulfill our obligations in the future.
Banking regulators could take additional adverse action against us.
     We are subject to supervision and regulation by the FED. We are a bank holding company that qualifies as a financial holding corporation. As such, we are permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. As of June 30, 2010, First BanCorp and FirstBank continue to satisfy all applicable established capital guidelines. Nevertheless, we agreed to regulatory actions by our banking regulators that included, among other things, the submission of a capital plan by FirstBank to comply with more stringent capital requirements under an established time period proposed by us in the capital plan. Our regulators could take additional action against us if we fail to comply with the Agreements, including the requirements of the submitted capital plans. If we were not to continue to qualify as a financial holding corporation, we might be required to discontinue certain activities and may be prohibited from engaging in new activities without prior regulatory approval. Additional adverse action against us by our primary regulators could adversely affect our business.
Credit quality, which is continuing to deteriorate, may result in future additional losses.
The quality of our credits has continued to be under pressure as a result of continued recessionary conditions in Puerto Rico and the state of Florida that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. Our business depends on the creditworthiness of its customers and counterparties and the value of the assets securing its loans or underlying our investments. When the credit quality of the customer base materially decreases or the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations are adversely affected.
While we have substantially increased our allowance for loan and lease losses in 2009 and the first half of 2010, we may have to recognize additional provisions in the second through fourth quarters of 2010 to cover future credit losses in the portfolio. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets. Our future results may be materially and adversely affected by worsening defaults and severity rates related to the underlying collateral.
We may have more credit risk and higher credit losses due to our construction loan portfolio.
We have a significant construction loan portfolio, in the amount of $1.31 billion as of June 30, 2010, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to our current nonperforming assets. Furthermore, given the current slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed.
Accelerated prepayments may adversely affect net interest income.
Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $951 million of investment securities, mainly U.S. Agency debentures, with an average yield of 2.10% were called during the first half of 2010. As of June 30, 2010, the Corporation has approximately $392 million in debt securities (mainly U.S. agency securities) with embedded calls and with an average yield of 2.26% (mainly securities with contractual maturities of 2 to 3 years). However, the Corporation has been using proceeds from called securities and investing some of its liquidity in the second quarter of 2010 through the purchase of approximately $1.9 billion of investment securities.

Changes in interest rates may reduce net interest income due to basis risk.
Basis risk occurs when market rates for different financial instruments or the indices used to price assets and liabilities change at different times or by different amounts. It is the risk of adverse consequences resulting from unequal changes in the difference, also referred to as the “spread,” between two or more rates for different instruments with the same maturity. The interest expense for liability instruments such as brokered CDs at times does not change by the same amount as interest income received from loans or investments. The liquidity crisis that erupted in late 2008, and that slowly began to subside during 2009, caused a wider than normal spread between brokered CD costs and LIBOR rates for similar terms. This, in turn, has prevented us from capturing the full benefit of a decrease in interest rates, as the floating rate loan portfolio re-prices with changes in the LIBOR indices, while the brokered CD rates decreased less than the LIBOR indices. To the extent that such pressures fail to subside in the near future, the margin between our LIBOR-based assets and the higher cost of the brokered CDs may compress and adversely affect net interest income.
If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated balance sheet were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.
For the year ended December 31, 2009 and the first half of 2010, we recognized a total of $1.7 million in other-than-temporary impairments. To the extent that any portion of the unrealized losses in our investment securities portfolio is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. If any such charge is significant, a rating agency might downgrade our credit rating or put it on credit watch. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. This negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.
We may not be able to recover all assets pledged to Lehman Brothers Special Financing, Inc.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of June 30, 2010 amounted to approximately $64.5 million.
     The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan/ Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclay’s Capital in New York. After Barclay’s refusal to turn over the securities, the Corporation, during the month of December 2009, filed a lawsuit against Barclay’s Capital in federal court in New York demanding the return of the securities.
     During the month of February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. The scheduling conference that had been set for August 26, 2010, for purposes of having the parties agree on a timetable for discovery has been temporarily suspended. The judge decided to order the parties to submit to a mediation process prior to a scheduling conference. While there have been preliminary telephonic conversations with the appointed mediator, no formal mediation sessions have been held. It is expected that within the next 30 days the mediator will notice dated for mediation sessions. While the Corporation believes it has valid reasons to support its claim for the return of the securities, no assurances can be given that it will ultimately succeed in its litigation against Barclay’s Capital to recover all or a substantial portion of the securities.
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
Downgrades in our credit ratings could further increase the cost of borrowing funds.
Fitch Ratings Ltd. (“Fitch”) currently rates First BanCorp’s and FirstBank’s long-term senior debt “B-”, six notches below investment grade. Standard and Poor’s (“S&P”) rates First BanCorp “CCC+”, seven notches below investment grade. Moody’s Investor Service (“Moody’s”) rates FirstBank’s long-term senior debt “B3”, and S&P rates it “CCC+”. On June 4, 2010, Moody’s placed FirstBank on “Credit Watch Negative.” Furthermore, on June 25, 2010 Fitch placed First BanCorp and FirstBank on “Credit Watch Negative.” We do not have any outstanding debt or derivative agreements that would be affected by a credit downgrade. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has also not been affected in any material way by the recent downgrades. The Corporation’s ability to access new non-deposit funding, however, could be adversely affected by these credit ratings and any additional downgrades. Changes in credit ratings may also affect the fair value of certain liabilities and unsecured derivatives, measured at fair value in the financial statements, for which our own credit risk is an element considered in the fair value determination. These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
Difficult market conditions have affected the financial industry and may adversely affect us in the future.
Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail.
Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressure on consumers and erosion of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular, we may face the following risks in connection with these events:
•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.

•	The models used to estimate losses inherent in the credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government-sponsored entities) on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.

•	We may be unable to comply with the Agreements, which could result in further regulatory enforcement actions.
Our credit quality may be adversely affected by Puerto Rico’s current economic condition.
Beginning in March 2006 and continuing to today, a number of key economic indicators have shown that the economy of Puerto Rico has been in recession during that period of time. Construction remained weak during 2009 and the first half of 2010, as Puerto Rico’s fiscal situation and decreasing public investment in construction projects affected the sector. During the period from January to May 2010, cement sales, an indicator of construction activity, declined by 25.4% as compared to 2009. As of April 2010, exports increased by 7.9%, while imports decreased by 0.9%, a negative trade, which continues since the first negative trade balance of the last decade was registered in November 2006. On March 12, 2010, the Puerto Rico Planning Board announced the release of Puerto Rico’s projected macroeconomic data for the fiscal year ending on June 30, 2010. The fiscal year 2009 showed a reduction of real GNP of 3.7%, while the projections for the 2010 fiscal year point toward a reduction of 3.6%. In general, the Puerto Rico economy continued its trend of decreasing growth, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction. The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect on the credit quality of our loan portfolios, as delinquency rates are expected to increase in the short term, until the economy stabilizes. A potential reduction in consumer spending may also impact growth in our other interest and non-interest revenue sources.
Rating downgrades on the government of Puerto Rico’s debt obligations may affect our credit exposure.
Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment grade rated borrowers in the U.S. capital markets, the current fiscal situation of the government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations in the past. Between May 2006 and mid-2009, the government of Puerto Rico’s bonds were downgraded as a result of factors such as its inability to implement meaningful steps to curb operating expenditures and to improve managerial and budgetary controls, high debt levels and chronic deficits and its continued reliance on operating budget loans from the Government Development Bank for Puerto Rico.
The failure of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect our financial condition and results of operations. In addition, many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, the credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. There is no assurance that any such losses would not materially and adversely affect our financial condition and results of operations.
Our funding sources may prove insufficient to replace deposits and support future growth.
     Our banking subsidiary, FirstBank, relies on customer deposits, brokered deposits and advances from the Federal Home Loan Bank (“FHLB”) to fund its operations. Although FirstBank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that it would be able to replace these funds in the future if our financial condition or general market conditions were to change or the FDIC did not approve our request to issue brokered CDs as required by the Order. Our financial flexibility will be severely constrained if FirstBank is unable to maintain access to funding or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to meet our obligations, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected. Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt financing in the future to achieve our long-term business objectives. There can be no assurance that the FED or the FDIC would approve such additional debt or that additional borrowings, if sought, would be available to us or on what terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.
Additional issuances of common stock or securities convertible into common stock, including issuances to the U.S. Treasury, Bank of Nova Scotia (BNS) and Investors in a Capital Raise, would further dilute existing holders of our common stock, including participants in the Exchange Offer.
     During the first quarter of 2010, the Corporation announced its plan to enhance its capital structure. The Corporation retained Sandler O’Neill + Partners and UBS Securities LLC to find purchasers for approximately $500 million of common stock. Any issuance of common stock in a Capital Raise or to the U.S. Treasury upon conversion of the Series G Preferred Stock or in the Exchange Offer would adversely affect the voting power, earnings per share and book value per share of outstanding shares of common stock. The market price of a share of common stock on July 14, 2010 was $0.57, and the book value of a share of common stock as of June 30, 2010 was $5.48. In connection with our 2007 sale of 9,250,450 shares of common stock to BNS, we agreed to give BNS an anti-dilution right and a right of first refusal when we sell shares of common stock to third parties. This right will be triggered by the issuance of common stock in the Exchange Offer and any other issuances, including to the U.S. Treasury and investors in a Capital Raise. In addition, in January 2009, in connection with our issuance of Series F Preferred Stock to the U.S. Treasury, we also issued to the U.S. Treasury a warrant to purchase 5,842,259 shares of our common stock at an exercise price of $10.27 per share. The warrant has a 10-year term and is exercisable at any time. At the time we exchanged the Series F Preferred Stock for Series G Preferred Stock, we issued to the U.S. Treasury an amended and restated warrant having a 10-year term to replace the original warrant. Like the original warrant, the amended and restated warrant has an anti-dilution right that requires an adjustment to the exercise price for, and the number of shares underlying, the warrant. This adjustment will be necessary under various circumstances, including if we issue shares of common stock for consideration per share that is lower than the initial conversion price of the Series G Preferred Stock, or $0.7252. The possible future issuance of equity securities to BNS, the U.S. Treasury or investors in a Capital Raise would affect our current stockholders in a number of ways, including by:
•	diluting the voting power of the current holders of common stock;

•	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

•	making the payment of dividends on common stock more expensive.
      If we do not improve our financial condition, or are unable to accomplish other alternate capital preservation strategies contemplated, including among others, an accelerated deleverage strategy and the divesture of profitable businesses which could allow us to meet the minimum capital requirements as contemplated by the capital plans that we have submitted to our regulators, we believe that it is likely that our regulators could take additional regulatory action that would have a material adverse effect on our business, operations, financial condition or results of operations or the value of our common stock.
The market price of our common stock may be subject to significant fluctuations and volatility.
     The stock markets have recently experienced high levels of volatility. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of our common stock. In addition, the market price of our common stock has been subject to significant fluctuations and volatility because of factors specifically related to our businesses and may continue to fluctuate or further decline. Factors that could cause fluctuations, volatility or further decline in the market price of our common stock, many of which could be beyond our control, include the following:
•	our ability to comply with the Agreements;

•	any additional regulatory actions against us;

•	our ability to complete the Exchange Offer, a Capital Raise, the conversion into common stock of the Series G Preferred Stock or any other issuances of common stock;

•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors, including any future failures of banks in Puerto Rico;

•	our announcement of the sale of common stock at a particular price per share;

•	changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us, including those relating to the current financial crisis and global economic downturn and those that may be specifically directed to us;

•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in our principal markets;

•	the departure of key personnel;

•	changes in the credit, mortgage and real estate markets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	operating and stock price performance of companies that investors deem comparable to us; and

•	market assessments as to whether and when the Exchange Offer and the acquisition of additional newly issued shares by BNS will be consummated.
Our suspension of dividends could adversely affect our stock price and result in the expansion of our board of directors.
In March 2009, the Board of Governors of the Federal Reserve issued a supervisory guidance letter intended to provide direction to bank holding companies (“BHCs”) on the declaration and payment of dividends, capital redemptions and capital repurchases by BHCs in the context of their capital planning process. The letter reiterates the long-standing Federal Reserve supervisory policies and guidance to the effect that BHCs should only pay dividends from current earnings. More specifically, the letter heightens expectations that BHCs will inform and consult with the Federal Reserve supervisory staff on the declaration and payment of dividends that exceed earnings for the period for which a dividend is being paid. In consideration of the financial results reported for the second quarter ended June 30, 2009, the Corporation decided, as a matter of prudent fiscal management and following the Federal Reserve guidance, to suspend payment of common stock dividends and dividends on our Preferred Stock and Series F Preferred Stock. Our Agreement with the FED precludes us from declaring any dividends without the prior approval of the FED. The Corporation cannot anticipate if and when the payment of dividends might be reinstated. This suspension could adversely affect the Corporation’s stock price. Further, in general, if dividends on our preferred stock are not paid for 18 monthly dividend periods or more, the preferred stockholders will have the right to elect two additional members of the our board of directors until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.
The price of our common stock is depressed and may not recover.
The price of our common stock has declined significantly from a closing price of $12.17 on September 19, 2008, to a closing price of $0.54 on August 6, 2010. Many factors that we cannot predict or control, and factors over which we may only have limited control, may cause sudden changes in the price of our common stock or prevent the price of our common stock from recovering.
Our common stock could be delisted if we fall below applicable compliance standards.
     Under NYSE rules, a listed company will be considered below compliance standards if the average closing price of its common stock is less than $1.00 over a consecutive 30 trading-day period. As of July 6, 2010, the average closing price of our common stock over the last 30 trading-day period was $0.98. Accordingly, the price of our common stock is below the price criteria compliance standard. If we are unable to cure this deficiency within six months, our common stock may be suspended from trading on or delisted from the NYSE, which will adversely impact the market liquidity of our common stock.
The holders of our debt obligations, any shares of Preferred Stock that remain outstanding after the Exchange Offer and the Series G Preferred Stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of dividends.
In any liquidation, dissolution or winding up of First BanCorp, our common stock would rank below all debt claims against us and claims of all of our outstanding shares of preferred stock, including any shares of Preferred Stock that are not exchanged for common stock in the Exchange Offer and the Series G Preferred Stock. As a result, holders of our common stock, including holders of shares of Preferred Stock whose securities are accepted for exchange in the Exchange Offer, will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of First BanCorp until after all our obligations to our debt holders have been satisfied and holders of senior equity securities and trust preferred securities have received any payment or distribution due to them. In addition, we are required to pay dividends on our preferred stock before we pay any dividends on our common stock. Holders of our common stock will not be entitled to receive payment of any dividends on their shares of our common stock unless and until we obtain the FED’s approval to resume payments of dividends on any shares of preferred stock remaining after completion of the Exchange Offer.

Dividends on our common stock have been suspended and you may not receive funds in connection with your investment in our common stock without selling your shares of our common stock.
The Agreement that we entered into with the FED prohibits us from paying any dividends or making any distributions without the prior approval of the FED. Holders of our common stock are only entitled to receive dividends as our board of directors may declare out of funds legally available for payment of such dividends. We have suspended dividend payments on our common stock since August 2009. Furthermore, so long as any shares of preferred stock remain outstanding and until we obtain the FED’s approval, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment. Prior to January 16, 2012, unless we have redeemed or converted all of the shares of Series G Preferred Stock or the U.S. Treasury has transferred all of Series G Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of common stock above $0.07 per share or repurchase or redeem equity securities, including our common stock, subject to certain limited exceptions. This could adversely affect the market price of our common stock. Also, we are a bank holding company and our ability to declare and pay dividends is dependent also on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong. In addition, the terms of our outstanding junior subordinated debt securities held by trusts that issue trust preferred securities prohibit us from declaring or paying any dividends or distributions on our capital stock, including our common stock and preferred stock, or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
Offerings of debt, which would be senior to our common stock and/or to preferred equity securities, may adversely affect the market price of our common stock.
Subject to any required approval of our regulators, or if our capital ratios or those of our banking subsidiary fall below the required minimums, we or our banking subsidiary could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Even if we complete the Exchange Offer, without a high level of participation, we may fail to realize the anticipated benefits of the Exchange Offer, including the intended goals of substantially improving our tangible common equity ratio and our Tier 1 common equity ratio.
Important goals of the Exchange Offer are to improve our tangible common equity ratio and our Tier 1 common equity ratio and to convert the Series G Preferred Stock into common stock. A view has recently developed that the tangible common equity ratio and Tier 1 common equity ratio are important metrics for analyzing a financial institution’s financial condition and capital strength. We believe that improving these two capital ratios will enhance our standing with our federal banking regulators, improve market and public perceptions of our financial strength and improve our ability to operate in the current economic environment and to access the capital markets in order to fund strategic initiatives or other business needs and to absorb any future credit losses. Moreover, our agreement with the U.S. Treasury provides that we can compel the conversion of the Series G Preferred Stock into common stock if $385 million of the liquidation preference of the Preferred Stock is exchanged for common stock, we raise $500 million of additional capital, and our stockholders approve amendments to our Articles of Incorporation. If the response to the Exchange Offer is less than $385 million, we will not be able to compel the conversion of the Series G Preferred Stock and we may fail to reach our goals for our tangible common equity ratio and Tier 1 common equity ratio and, in this situation, we may have to increase these ratios through other means, including by seeking to sell more than $500 million of equity in a Capital Raise, which could further dilute the existing holders of our common stock, including participants in the Exchange Offer. In addition, any such additional equity issuances would reduce any earnings available to the holders of our common stock and the return thereon unless our earnings increase correspondingly. We cannot predict the timing or size of future equity issuances, if any, or the effect that they may have on the market price of the common stock. As such, there is a risk that the benefits, if any, realized from the Exchange Offer will not be sufficient to restore market and public perceptions of our financial strength or to reach desired tangible common equity and Tier 1 capital levels.
Failure to successfully complete the Exchange Offer could negatively affect the price of our common stock.
Several conditions must be satisfied or waived in order to complete the Exchange Offer, including (i) pursuant to NYSE listing requirements, the receipt of the approval of the holders of our common stock to the issuance of up to 256,401,610 shares of common stock upon the exchange of Preferred Stock in the Exchange Offer, (ii) the approval by the holders of our common stock of an amendment to our Articles of Incorporation to reduce the par value of a share of common stock from $1.00 to $0.10 per share if necessary to issue shares of common stock in the Exchange Offer, and (iii) the absence of any event that in our reasonable judgment would materially impair the anticipated benefits to us of the Exchange Offer or that has had, or could reasonably be expected to have, a material adverse effect on us or our businesses, financial condition, operations or prospects. The foregoing conditions may not be satisfied, and if not satisfied or waived, the Exchange Offer may not occur or may be delayed. If the Exchange Offer is not completed or is delayed, we may be subject to the following material risks:
•	the market price of our common stock may decline to the extent that the current market price of our common stock is positively affected by market assumption that the Exchange Offer will be completed;

•	the market price of our shares of Preferred Stock may decline to the extent that the current market price of our shares of Preferred Stock is positively affected by a market assumption that the Exchange Offer has been or will be completed;

•	we may not be able to increase our regulatory and other capital ratios, including our tangible common equity ratio and Tier 1 common equity ratio and, as a result, we may fail to increase a key measure of financial strength as viewed by our federal banking regulators and the market and may not improve our ability to operate in the current economic environment and to access the capital markets in order to fund strategic initiatives or other business needs or to absorb any future credit losses; and

•	we may be required to attempt to raise capital.
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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant
Date: August 9, 2010	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer